Form 10-Q
period 1996-03-30
POLYMER GROUP INC
filed 1996-05-14
CIK 927417

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED MARCH 30, 1996

                        COMMISSION FILE NUMBER 1-14330

                              POLYMER GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 57-1003983
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         4838 JENKINS AVENUE                              29405
  NORTH CHARLESTON, SOUTH CAROLINA                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (803) 566-7293

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes
                                        X     No
                                       ----      ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On May 10, 1996 there were: 5,359,615 Class A-1 Common Shares; 698,883 Class A-2 Common Shares; 2,296,330 Class A-3 Common Shares; and 10,727,437 Class B Common Shares outstanding. Such share amounts give effect to the approximate
19.97 to 1 stock split to be effective upon consummation of the Offering (as defined), but not to the Reclassification (as defined).

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements..............................................   1
Item 2. Management's Discussion and Analysis of Financial Condition and
      Result of Operations................................................  10
PART II--OTHER INFORMATION
Item 6. Exhibits..........................................................  15
Signatures................................................................  16
Exhibit Index.............................................................  17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    PRO FORMA
                                                                  SHAREHOLDERS'
                                                                     EQUITY
                                         DECEMBER 30,  MARCH 30,    MARCH 30,
                                             1995        1996     1996 (NOTE 9)
                                         ------------ ----------- -------------
                                                      (UNAUDITED)  (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents..................   $ 18,088    $ 20,902
  Marketable securities.................      4,861       7,693
  Accounts receivable, net..............     58,288      62,702
  Inventories...........................     47,882      47,659
  Other.................................     14,035      15,350
                                           --------    --------
    Total current assets................    143,154     154,306
Property, plant and equipment, net......    380,338     376,595
Intangibles, loan acquisition and
 organization costs, net................     95,753      93,626
Other...................................      5,480       4,100
                                           --------    --------
    Total assets........................   $624,725    $628,627
                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.   $ 44,001    $ 42,107
  Accrued interest payable..............      8,898       4,116
  Accrued salaries, wages and other
   fringe benefits......................      5,924       6,968
  Income taxes payable..................      4,295       2,489
  Current portion of accrued
   restructuring costs..................      7,540       6,637
  Current portion long-term debt........     10,938      13,417
                                           --------    --------
    Total current liabilities...........     81,596      75,734
Accrued restructuring costs, less
 current portion........................      7,913       7,820
Accrued postretirement benefit
 obligations............................      3,493       3,785
Long-term debt, less current portion....    439,940     442,133
Deferred income taxes...................     33,882      33,065
Redeemable preferred stock, 13%
 cumulative.............................        --       10,293
Mandatory redeemable preferred stock,
 13% cumulative.........................     44,339      46,150
SHAREHOLDERS' EQUITY
Class A common stock....................          4           4           --
Class B common stock....................          6           6           --
Class C common stock....................        --          --            --
Common stock............................        --          --            191
Additional paid-in capital..............     53,134      53,134        52,953
Deficit.................................    (52,653)    (55,240)      (55,240)
Cumulative translation adjustment.......     12,729      11,831        11,831
Unrealized holding gain (loss) on
 marketable securities..................        342         (88)          (88)
                                           --------    --------     ---------
                                             13,562       9,647         9,647
                                           --------    --------     ---------
    Total liabilities and shareholders'
     equity.............................   $624,725    $628,627     $     --
                                           ========    ========     =========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS
                                                                  ENDED
                                                            ------------------
                                                            APRIL 1,   MARCH
                                                              1995    30, 1996
                                                            --------  --------
Net sales.................................................. $ 66,012  $122,715
Cost of goods sold.........................................   50,013    93,320
                                                            --------  --------
Gross profit...............................................   15,999    29,395
Selling, general and administrative expenses...............    8,242    18,111
                                                            --------  --------
Operating income...........................................    7,757    11,284
Other expense:
  Interest expense.........................................    6,530    10,579
  Foreign currency transaction losses, net.................   10,815     1,332
                                                            --------  --------
                                                              17,345    11,911
                                                            --------  --------
(Loss) before income taxes.................................   (9,588)     (627)
Income taxes (benefit).....................................    1,716      (144)
                                                            --------  --------
Net (loss).................................................  (11,304)     (483)
Redeemable preferred stock dividends and accretion.........     (200)   (2,104)
                                                            --------  --------
Net (loss) applicable to common stock...................... $(11,504) $ (2,587)
                                                            ========  ========
Net (loss) applicable to common stock per share............ $  (0.56) $  (0.13)
                                                            ========  ========
Weighted average number of shares..........................   20,500    20,500
                                                            ========  ========



                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                           --------------------
                                                           APRIL 1,   MARCH 30,
                                                             1995       1996
                                                           ---------  ---------
Operating activities
  Net (loss).............................................. $ (11,304)  $  (483)
  Adjustments to reconcile net (loss) to net cash provided
   by operating activities:
    Depreciation and amortization expense.................     3,849     9,271
    Foreign currency transaction losses, net..............    10,815     1,332
    Provision for losses on accounts receivable and price
     concessions..........................................       310     2,111
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................    (6,001)   (6,525)
    Inventories...........................................    (3,542)      223
    Accounts payable and accrued expenses.................      (390)   (5,340)
    Other, net............................................       736    (3,721)
                                                           ---------   -------
      Net cash (used in) operating activities.............    (5,527)   (3,132)
                                                           ---------   -------
Investing activities
  Purchases of property, plant and equipment..............    (5,371)   (5,905)
  Purchases of marketable securities......................      (325)   (8,582)
  Proceeds from sales of marketable securities............       325     6,300
  Acquisition of business, net of cash acquired...........  (281,358)      --
  Organization costs......................................       --        (34)
                                                           ---------   -------
      Net cash (used in) investing activities.............  (286,729)   (8,221)
                                                           ---------   -------
Financing activities
  Issuance of common stock................................    30,000       --
  Proceeds from debt......................................   222,500     7,400
  Payments of debt........................................       --     (2,734)
  Issuance of redeemable preferred stock..................    40,000    10,000
  Loan acquisition costs..................................       --       (200)
                                                           ---------   -------
      Net cash provided by financing activities...........   292,500    14,466
                                                           ---------   -------
Effect of exchange rate changes on cash...................     5,163      (299)
                                                           ---------   -------
      Net increase in cash and equivalents................     5,407     2,814
      Cash and equivalents at beginning of period.........    13,828    18,088
                                                           ---------   -------
      Cash and equivalents at end of period............... $  19,235   $20,902
                                                           =========   =======
Noncash financing activities
  Cumulative dividends on redeemable preferred stock...... $     200   $ 2,104
Acquisition of business
  Fair value of assets acquired...........................   358,814       --
  Liabilities assumed and incurred........................    77,456       --
  Cash paid...............................................   281,358       --

                            See accompanying notes.

                              POLYMER GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 DESCRIPTION OF BUSINESS

  Polymer Group, Inc. ("Polymer Group" or the "Company") is a world-wide manufacturer of flexible nonwoven and woven polyolefin fabrics. The Company's principal lines of business include industrial and specialty products and disposable wiping medical and hygiene products for consumer applications. The Company operates twelve manufacturing facilities located in the United States, Canada, Mexico, Germany and the Netherlands.

 BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. ORGANIZATION

  The Company is a Delaware corporation incorporated on June 16, 1994. On June 24, 1994, the Company: issued $150,000 in 12 1/4% Senior Notes ("Senior Notes" or the "Notes") due 2002 in a private placement, in accordance with Rule 144A of the Securities Act of 1933; acquired two affiliated companies, PGI Polymer, Inc. ("PGI") and Fabrene Inc. ("Fabrene"); and acquired Bonlam, S.A. de C.V. ("Bonlam"). Following these transactions, PGI, Fabrene and Bonlam became wholly owned subsidiaries of the Company. PGI, a holding company, was acquired by exchanging 1,522,370 shares of the Company's common stock and approximately $13,300 in cash for all of the outstanding shares of common stock and preferred stock of PGI, and accrued dividends thereon. The acquisition was considered to be between entities under common control and was accounted for at historical cost in a manner similar to a pooling of interests. The net assets of PGI on a historical cost basis were approximately $16,300 at the time of the acquisition.

  Prior to the acquisitions of PGI and Fabrene by the Company, PGI owned 27% of Fabrene, a Canadian-based manufacturer and marketer of woven polyolefin fabrics. This equity interest was acquired indirectly by the Company in connection with the acquisition of PGI. The remaining 73% was acquired by the Company in a transaction accounted for by the purchase method of accounting. To effect the transaction, Fabrene acquired shares of its common stock and warrants from a shareholder, and repaid a subordinated loan to the shareholder for $12,500 in cash. The remaining shareholders of Fabrene exchanged their common stock and common stock warrants for 128,220 shares of common stock of the Company and approximately $830 in cash. The Company's total cost of acquiring the ownership not previously owned by PGI was approximately $7,000. The Company also acquired all the outstanding common stock of Bonlam, a Mexican-based manufacturer and marketer of spunbond nonwoven products, for approximately $40,700 in a transaction accounted for by the purchase method of accounting.

                              POLYMER GROUP, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  On March 15, 1995, the Company completed the acquisition (the "Chicopee Acquisition") of Johnson & Johnson Advanced Materials Company and Chicopee B.V. (collectively, "Chicopee") from Johnson & Johnson ("J&J") for an aggregate consideration of $290,000 (including $15,000 of fees and expenses). The Company financed the Chicopee Acquisition with the following sources of funds: (i) borrowings by Chicopee under a six-year $125,000 amortizing term loan, an eight-year $85,000 amortizing term loan and initial borrowings of $4,500 under a $30,000 revolving credit facility provided by a group of banks;
(ii) the issuance by Chicopee to J&J of a $5,000 subordinated promissory note, which was repaid at closing; (iii) a $30,000 common equity contribution from the Company; and (iv) the issuance of $40,000 redeemable preferred stock due 2004 of Chicopee with warrants to acquire shares of Class C common stock of the Company. The acquisitions of Fabrene, Bonlam and Chicopee were accounted for using the purchase method of accounting.

  In connection with the Chicopee Acquisition, management of the Company adopted a plan (the "Plan") to relocate manufacturing equipment from Chicopee's Canadian operation to certain other manufacturing sites within the United States. The Plan also provides for relocation of Chicopee's corporate offices, including certain equipment used in its North American research and development activities, to other sites within the United States. As of March 15, 1995, the Company provided for accrued restructuring costs of approximately $17,859 in connection with the allocation of the purchase price to the fair value of assets acquired and liabilities assumed. During the three month period ended March 30, 1996, the Company charged approximately $996 against the liability related to asset relocation and other miscellaneous costs. At March 30, 1996, the Company's accrued restructuring costs associated with the Plan was $14,457. Management currently estimates that approximately $6,637 of the total accrued restructuring costs will be expended over the next twelve month period; therefore, this portion of the total accrual has been recognized as a current liability in the accompanying condensed consolidated balance sheet.

NOTE 3. INVENTORIES

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting. Supply inventories not expected to be utilized within one year are classified as other non-current assets. Inventories, classified as current assets, as of December 30, 1995 and March 30, 1996, consist of the following:

                                                          DECEMBER 30, MARCH 30,
                                                              1995       1996
                                                          ------------ ---------
      Finished goods.....................................   $22,476     $24,462
      Work in process and stores and maintenance.........     4,010       3,826
      Raw materials......................................    21,396      19,371
                                                            -------     -------
          Total..........................................   $47,882     $47,659
                                                            =======     =======

NOTE 4. SELECTED FINANCIAL DATA OF GUARANTORS

  Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, on a senior basis by FiberTech Group, Inc. ("FiberTech") and PGI (collectively, the "Guarantors"), wholly owned subsidiaries of the Company. Separate financial statements of the Guarantors are not presented

                              POLYMER GROUP, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) because management has determined that they would not be material to investors. Selected unaudited financial data of the Guarantors are presented in the following tables:

                                        STATEMENT OF OPERATIONS DATA
                             ---------------------------------------------------
                                   THREE MONTHS              THREE MONTHS
                                ENDED APRIL 1, 1995      ENDED MARCH 30, 1996
                             ------------------------- -------------------------
                              FIBERTECH       PGI       FIBERTECH       PGI
                             GROUP, INC. POLYMER, INC. GROUP, INC. POLYMER, INC.
                             ----------- ------------- ----------- -------------
Net sales..................   $ 34,742     $    --      $ 28,825     $    --
Operating income (loss)....      3,540          (26)          31          (71)
Income (loss) before income
 taxes.....................      4,482          (12)      (2,652)        (271)
Net income (loss)..........   $  3,747     $    (12)    $ (2,052)    $   (402)
                                    BALANCE SHEET DATA (AT END OF PERIOD)
                             ---------------------------------------------------
                                 DECEMBER 30, 1995          MARCH 30, 1996
                             ------------------------- -------------------------
                              FIBERTECH       PGI       FIBERTECH       PGI
                             GROUP, INC. POLYMER, INC. GROUP, INC. POLYMER, INC.
                             ----------- ------------- ----------- -------------
Working capital (deficit)..   $ 22,525     $ (2,383)    $ 24,338     $ (1,660)
Total assets...............    154,118      103,673      152,923      113,510
Total debt.................     71,600          --        74,500          --
Shareholder's equity.......   $ 58,638     $ 62,956     $ 56,457     $ 62,845

                              POLYMER GROUP, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. NET (LOSS) PER SHARE

  Net (loss) per common share is determined by dividing net (loss) applicable to common stock by the average number of shares outstanding during the period. In accordance with Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, all issuances of the Company's common stock and warrants at prices below the expected offering price during the twelve month period preceding the planned Offering (as defined) have been included as common stock equivalents for purposes of calculating net (loss) per common share as if they had been issued at the Company's inception. Furthermore, the calculation of net
(loss) per common share gives effect to the approximate 19.97 to 1 stock split to be effective upon consummation of the Offering.

NOTE 6. RELATED PARTY TRANSACTION

  On January 11, 1996, the Company authorized and issued 10,000 shares of 13% Cumulative Redeemable Preferred Stock (the "Company Preferred Stock"), $.01 par value, to ConX II, Inc., ("ConX II") an entity affiliated with the Company, for $10,000.

NOTE 7. OTHER MATTERS

 OFFERING

  On March 14, 1996, the Company filed a Registration Statement with the SEC in connection with the offering by the Company of 11,500,000 shares of its common stock for sale to the public (the "Offering"). Pursuant to the Recapitalization Agreement dated May 6, 1996, all of the warrants to acquire shares of Class C common stock will be exercised, and the outstanding shares of Class A-1 common stock, Class A-2 common stock, Class A-3 common stock, Class B common stock and Class C common stock will be converted (the "Reclassification") into a single class of common stock concurrently with and contingent upon the Offering. The Company's Board of Directors has approved an approximate 19.97 to 1 stock split to be effective upon consummation of the Offering.

 NEW CREDIT FACILITY

  In connection with the Offering, the Company intends to consummate the following transactions (together with the Offering, the Reclassification and the approximate 19.97 to 1 stock split, the "Recapitalization"): (i) effectively repay all outstanding indebtedness under the FiberTech Credit Facility (the "1994 Credit Facility") and Chicopee Credit Facility (the "1995 Credit Facility") (collectively, the "Facilities") and terminate the Facilities; (ii) redeem $50,000 principal amount of the Senior Notes at a premium of 112.25%; (iii) redeem the preferred stock of Chicopee at a price equal to $1,000 per share plus accrued but unpaid dividends; (iv) redeem the Company Preferred Stock at a price of $1,000 per share plus accrued but unpaid dividends; and (v) enter into a new credit facility ("New Credit Facility") as more fully described below.

  The Company has entered into a definitive commitment letter, dated March 7, 1996, with The Chase Manhattan Bank, N.A. to provide, subject to customary conditions, the financing for the New Credit Facility. The New Credit Facility will consist of a $200,000 term loan and a $125,000 revolving facility. The New Credit Facility will be secured by all of the assets of the Company and by a guarantee by each of the Company's domestic subsidiaries, which guarantee will be secured by the assets of each such subsidiary. The Company's non-domestic subsidiaries will either borrow directly under the New Credit Facility on a secured basis or borrow from the Company, with such borrowings being evidenced by a note pledged to the lenders.

                              POLYMER GROUP, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  In order to enter into the New Credit Facility with the terms and conditions described above, the Company is required to obtain the affirmative consents (the "Required Consents") of holders of a majority of the outstanding principal amount of the Senior Notes. Pursuant to a Consent Solicitation Statement dated March 14, 1996, the Company has solicited and received the Required Consents, and, accordingly, the Company and the Trustee have executed a Third Supplemental Indenture dated as of April 9, 1996, to be effective upon the consummation of the Offerings, that will allow the Company to enter into the New Credit Facility.

 1996 KEY EMPLOYEE STOCK OPTION PLAN

  In connection with the Offering, the Company has adopted the 1996 Key Employee Stock Option Plan (the "1996 Plan"). The 1996 Plan will be administered by a committee (the "Committee") composed of non-management members of the Board who are appointed by the Board. Any person who is a full-time, salaried employee of the Company (excluding non-management directors) will be eligible to participate in the 1996 Plan (a "Participant"). The Committee will select the Participants and determine the terms and conditions of the options. The 1996 Plan provides for the issuance of options to Participants covering 1,500,000 shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. At the time of the Offering, options to acquire a number of shares of common stock equal to $600 divided by the initial public offering price per share of common stock will be granted at a price per share equal to the initial public offering price per share of common stock. Such options will vest over a five-year period and will expire three years from the date of vesting.

 PREFERRED STOCK

  Concurrently with the Offering, the Company's Certificate of Incorporation will be amended to permit the Board, without further action of the Company's stockholders, from time to time, to direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for payment of dividends on shares of common stock. Holders of shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of shares of common stock. The Board, without stockholder approval, may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of common stock. Upon consummation of the Offering, there will be 100,000 shares of junior preferred stock reserved for issuance in connection with the rights agreement (the "Rights Agreement") as described in the next paragraph. The Company has no present intention to issue any shares of preferred stock.

 RIGHTS

  On April 15, 1996, the Board declared a dividend of one right ("Right") for each share of common stock outstanding at the close of business on June 3, 1996. The holders of any additional common stock issued subsequent to such date and before the earliest of the distribution date (determined in accordance with the Rights Agreement), the redemption of the Rights, the exchange of the Rights or the expiration of the Rights also will be entitled to one Right for each such additional share. Each Right will entitle the registered holder under certain circumstances to purchase from the Company one one-thousandth of a share of junior preferred stock (series A) at a price of $80 per one one-thousandth share of preferred stock, subject to adjustment.

                              POLYMER GROUP, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8. ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; therefore, the Company adopted FAS 121 in the first quarter of 1996. The effect of adoption did not have a material impact on the Company's results of operations for the three months ended March 30, 1996.

  In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. In connection with the Offering, the Company has adopted the 1996 Plan. With adoption of the 1996 Plan, the Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123.

NOTE 9. UNAUDITED PRO FORMA SHAREHOLDERS' EQUITY

  Unaudited pro forma shareholders' equity at March 30, 1996 gives effect to the approximate 19.97 to 1 stock split to be effective upon consummation of the Offering and the Reclassification as discussed in Note 7--Other Matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 30, 1995. The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                                THREE MONTHS
                                                                   ENDED
                                                             -------------------
                                                             APRIL 1,  MARCH 30,
                                                               1995      1996
                                                             --------  ---------
Net sales...................................................  100.0%     100.0%
  Raw material costs........................................   50.1       46.7
  Labor costs...............................................    6.4        7.3
  Overhead costs............................................   19.3       22.0
                                                              -----      -----
Total cost of goods sold....................................   75.8       76.0
                                                              -----      -----
  Gross profit..............................................   24.2       24.0
Selling, general and administrative expenses................   12.5       14.8
                                                              -----      -----
  Operating income..........................................   11.7        9.2
Interest expense............................................    9.9        8.6
Foreign currency transaction losses, net....................   16.4        1.1
                                                              -----      -----
(Loss) before income taxes (benefit)........................  (14.6)       (.5)
Income taxes (benefit)......................................    2.5        (.1)
                                                              -----      -----
Net (loss)..................................................  (17.1)%      (.4)%
                                                              =====      =====

 COMPARISON OF QUARTER ENDED MARCH 30, 1996 AND APRIL 1, 1995

  NET SALES

  Consolidated net sales increased $56.7 million, or 85.9%, from $66.0 million in the first quarter of 1995 to $122.7 million in the first quarter of 1996, primarily due to the Chicopee Acquisition, which resulted in the inclusion of a full quarter of Chicopee net sales in 1996, compared to Chicopee net sales for 15 days in the 1995 quarter. Chicopee contributed $73.1 million in net sales in the first quarter of 1996 versus $14.3 million in the first quarter of 1995.

  Several unusual factors are reflected in the first quarter results and the year-over-year comparison. First, the first quarter of 1995 reflected unusually high shipment volumes, which were later offset by lower shipment volumes in the second quarter of 1995. This shipment pattern resulted in a difficult comparison with the first quarter of 1996, which reflected a more typical shipment pattern for the Company. Second, the anticipated introduction of cloth-like diaper backsheet by the industry has shifted from Spring to Fall 1996, resulting in lower-than-expected volumes for this product in the first quarter. Finally, the unusually severe winter weather and the strike at General Motors Corporation adversely affected industrial packaging and construction-related product sales.

  Net sales of Chicopee increased from the first quarter of 1995 to the first quarter of 1996, primarily as a result of increased volume for the Company's medical and wiping products in the United States and Canada, offset by fluctuations in the exchange rate for the Dutch guilder.

  GROSS PROFIT

  Gross profit as a percentage of net sales was 24.0% in the first quarter of 1996 as compared to 24.2% in the first quarter of 1995, primarily as a result of diversification in the product mix from the acquired businesses and the integration of the two most recent acquisitions, Chicopee and Bonlam, which is expected to be completed in 1997. While improving during the transition, margins in these businesses are being held back in the near term, as expected, by actions to rationalize production between these and the Company's other plants. Gross profit increased by $13.4 million, from $16.0 million in the first quarter of 1995 to $29.4 million in the first quarter of 1996, primarily due to the Chicopee Acquisition and increased production in Mexico. Raw material expenses decreased from 50.1% of net sales in the first quarter of 1995 to 46.7% of net sales in the first quarter of 1996, reflecting a mix of less expensive raw materials associated with Chicopee and a reduction in material usage. Labor expenses were 7.3% of sales in the first quarter, up from the previous year's first quarter of 6.4%, due to the mix of wiping and medical products from the acquired business. Overhead expenses increased from 19.3% of net sales in the first quarter of 1995 to 22.0% of net sales in the first quarter of 1996 as a result of higher depreciation on completed capital expenditures and the higher transitional overhead expenses of Chicopee.

  The Company's margins in the first quarter of 1996 for hygiene products improved as a result of improved product mix which included a higher percentage of value-added products, such as leg cuff fabric and Reticulon(R) facings for feminine hygiene protection products. The redirection of products to the Mexico facility in the first quarter of 1996 yielded an average production cost savings of approximately 40% for such products, resulting from design and technology advancements implemented by the Company's engineers. Offsetting these positive factors in the first quarter of 1996 was the effect of lower volume in industrial and specialty products (as discussed above). The recently improved building material markets should improve demand for industrial and specialty products in the second quarter.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased $9.9 million from $8.2 million in the first quarter of 1995 to $18.1 million in the first quarter of 1996 primarily as a result of the acquired business. Additionally, the Company has increased its sales and marketing capacity to support the development of its new products and expansion into new geographic markets. As a result, selling expenses as a percentage of net sales increased from 2.6% in the first quarter of 1995 to 3.8% in the first quarter of 1996. The inclusion of the wipes product line acquired with Chicopee also increased sales expense as a percentage of sales due to the higher cost of promotion and distribution associated with this product category.

  OTHER EXPENSES

  Interest expense increased $4.1 million from $6.5 million in the first quarter of 1995 to $10.6 million in the first quarter of 1996. Interest expense as a percentage of net sales decreased from 9.9% in the first quarter of 1995 to 8.6% in the first quarter of 1996. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding in the first quarter of 1996 resulting from the Chicopee Acquisition.

  Net foreign currency transaction losses were $1.3 million, or 1.1% of sales, in the first quarter 1996 as compared with the previous year's first quarter net foreign currency transaction loss of $10.8 million, or 16.4% of sales. The Company's Mexico operation incurred net foreign currency transaction gains of $1.9 million, offset by its European operations, which recorded a $3.2 million net foreign currency transaction loss. These gains and losses principally have no cash impact and occur upon the remeasurement of U.S. dollar denominated intercompany indebtedness applicable to the Company's foreign operations. The Recapitalization will eliminate the majority of the intercompany debt, effectively reducing the Company's exposure to net foreign currency transaction gains or losses.

  NET INCOME (LOSS)

  Net loss (excluding cumulative dividends on redeemable preferred stock) improved by $10.8 million, from a net loss of $11.3 million in the first quarter of 1995 to a net loss of $0.5 million in the first quarter of 1996, primarily as a result of a decrease in net foreign currency transaction losses, offset by an increase in interest expense of $4.1 million due to a higher average amount of indebtedness outstanding in the first quarter of 1996 resulting from the Chicopee Acquisition. Increasing the Company's net loss in the first quarter of 1995 was a high effective tax rate resulting from foreign losses, which did not give rise to a corresponding tax benefit. Net loss was decreased during the first quarter of 1996 as a result of increased gross profit of $13.4 million, attributable primarily to the Chicopee Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

  Net cash used in operating activities decreased $2.4 million, or 43.3%, from $5.5 million in the first quarter of 1995 to $3.1 million in the first quarter of 1996. The decrease in net cash used in operating activities resulted primarily from (i) a lower net loss during first quarter 1996 and (ii) non-cash charges of $9.3 million for depreciation and amortization expense, $1.3 million for net foreign currency transaction losses and $2.1 million in provisions for losses on accounts receivable and price concessions.

  INVESTING AND FINANCING

  The 1994 Credit Facility, which would mature on June 30, 1998, has two tranches, a $50.0 million facility available for working capital and general corporate purposes and a $25.0 million facility available solely to fund the development and construction of pre-determined capital projects for FiberTech, Fabrene and Bonlam. The 1995 Credit Facility consists of a six-year $125.0 million amortizing term loan, an eight-year $85.0 million amortizing term loan and a $30.0 million revolving credit facility. The 1994 Credit Facility and the 1995 Credit Facility each contain various restrictive covenants, including limitations on incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, mergers and acquisitions and sales of assets. In connection with the Recapitalization, all outstanding amounts under the 1994 Credit Facility and the 1995 Credit Facility effectively will be repaid, and the 1994 Credit Facility and the 1995 Credit Facility will be terminated. As of March 30, 1996, the Company was in compliance with all of the covenants contained in the 1994 Credit Facility and the 1995 Credit Facility.

  In connection with the Offerings, the Company and its subsidiaries intend to enter into the New Credit Facility with a group of lenders with The Chase Manhattan Bank, N.A. ("Chase Bank"), as Administrative Agent, and Chemical Bank, as Operations Agent. The commitment of such lenders is subject to customary conditions and is also subject to the condition that the Company receive gross proceeds of at least $175.0 million from the Offerings. The New Credit Facility will consist of a $200.0 million term loan and a $125.0 million revolving facility. Initial borrowings under the New Credit Facility will be effected by rolling over existing loans outstanding under the 1994 Credit Facility and the 1995 Credit Facility. Upon consummation of the Offering, a portion of the proceeds therefrom will be applied to reduce the outstanding revolving loans under the New Credit Facility. The New Credit Facility will be secured by all of the assets of the Company and by a guarantee by each of the Company's domestic subsidiaries, which guarantee will be secured by the assets of each such subsidiary. The Company's non-domestic subsidiaries will either borrow directly under the New Credit Facility on a secured basis or borrow from PGI, a wholly owned subsidiary of the Company, with such borrowings being evidenced by a note pledged to the lenders. The term loan will have required annual principal repayments in the aggregate of $19.25 million in 1997, $26.5 million in 1998, $36.5 million in 1999, $46.5 million in 2000, $56.5 million in 2001 and $14.75 million in 2002.
The term loan will have a final maturity date of March 31, 2002. The revolving facility may also be used to provide letter of credit support from the Company.

  The New Credit Facility will contain various restrictive covenants customary for financings of this type, including limitations on incurrence of debt, the making of restricted payments, transactions with affiliates, the existence of liens, mergers, acquisitions and sales of assets. The revolving facility will mature in 2002, with a provision for two one-year extensions at the request of the Company, subject to the consent of all of the lenders.

  The ability of the Company to enter into the New Credit Facility with the terms and conditions described above is subject to the affirmative consent (the "Required Consents") of holders of a majority of the outstanding principal amount of the Notes. Pursuant to a Consent Solicitation Statement dated March 14, 1996, the Company has solicited and received the Required Consents, and, accordingly, the Company and the Trustee have executed a Third Supplemental Indenture dated as of April 9, 1996, to be effective upon the consummation of the Offerings, that will allow the Company to enter into the New Credit Facility.

  On January 11, 1996, the Company authorized and issued 10.0 million shares of Company Preferred Stock to ConX II for $10.0 million.

  OTHER

  In connection with the Chicopee Acquisition, management of the Company adopted a plan (the "Plan") to relocate manufacturing equipment from Chicopee's Canadian operation to certain other manufacturing sites within the United States. The Plan also provides for relocation of Chicopee's corporate offices, including certain equipment used in its North American research and development activities, to other sites within the United States. As of March 15, 1995, the Company provided for accrued restructuring costs of approximately $17.9 million in connection with the allocation of the purchase price to the fair value of assets acquired and liabilities assumed. During 1995, the Company charged approximately $2.4 million against the liability associated with the Plan, including $1.4 million related to asset and personnel relocation and foreign import duties and approximately $1.1 million associated with an unfavorable manufacturing contract that existed at the acquisition date and other miscellaneous costs. During the three month period ended March 30, 1996, the Company charged approximately $1.0 million against the liability related to asset relocation and other miscellaneous costs. At March 30, 1996, the Company's accrued restructuring costs associated with the Plan approximated $14.5 million. Management currently estimates that approximately $6.5 million of the total accrued restructuring costs will be expended during the remainder of 1996.

  The Company uses derivative financial instruments to manage well-defined interest rate risk and does not use them for trading purposes. On April 25, 1995, the Company (through Chicopee) entered into an interest rate cap agreement (the "Agreement") for an initial premium (cash) of $0.4 million and quarterly installments of $0.1 million through March 31, 1998. Premiums paid for the Agreement, including quarterly installments, are amortized to interest expense over the term of the Agreement. The Agreement provides for an initial principal notional amount of $105.0 million on April 25, 1995, which declines to $90.0 million on December 31, 1997. If the London Interbank Bid Offer Rate ("LIBOR") exceeds 8% on each quarterly reset date (as defined in the Agreement), the Company shall be due the amount by which LIBOR exceeds 8%. LIBOR did not exceed 8% during the three month period ended March 30, 1996.

  The Company estimates that it will fund approximately $19.8 million in capital expenditures during the remainder of 1996 to, among other things, implement FASE II technology (a new proprietary web formation process), upgrade the Mexican and Vancouver facilities and increase its spunlace and through-air bonding capacity. The Company believes that based on the current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the New Credit Facility, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.

  Actions by federal, state and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect demand for its products. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials which are produced by the Company. Widespread adoption of such prohibitions or restrictions could adversely affect demand for the Company's products and thereby have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company.

EFFECT OF INFLATION; FOREIGN CURRENCY EXCHANGE RATES

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

  The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. In addition, the remeasurement of foreign currency denominated assets and liabilities into U.S. dollars gives rise to foreign exchange gains or losses which are included in the determination of net income. The Company does not currently participate in hedging transactions related to foreign currency.

ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; therefore, the Company adopted FAS 121 in the first quarter of 1996. The effect of adoption did not have a material impact on the Company's results of operations for the three months ended March 30, 1996.

  In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. In connection with the Offerings, the Company has adopted the 1996 Plan (as defined). With adoption of the 1996 Plan, the Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There are no legal proceedings other than those matters described in the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on March 30, 1996.

ITEM 2. CHANGES IN SECURITIES

  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 10, 1996, the Company's stockholders approved the 1996 Key Employee Stock Option Plan and the Amended and Restated Certificate of Incorporation by unanimous written consent.

ITEM 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

  There were no reports on Form 8-K filed during the three months ended March 30, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          POLYMER GROUP, INC.

                                                    /s/ Jerry Zucker
                                          By: _________________________________
                                                       Jerry Zucker
                                                Chairman, President, Chief
                                              Executive Officer and Director
                                               (Principal Executive Officer)

                                                    /s/ James G. Boyd
                                          By: _________________________________
                                                       James G. Boyd
                                                 Executive Vice President,
                                                  Treasurer and Director
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

May 10, 1996

                                 EXHIBIT INDEX

  EXHIBIT                                                        SEQ
  NUMBER                         EXHIBITS                        PAGE
  -------                        --------                        ----
 11        Computation of Per Share Earnings (Filed herewith).
 27        Financial Data Schedule (Filed herewith).