Form 10-Q
period 1996-06-29
POLYMER GROUP INC
filed 1996-08-13
CIK 927417

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 29, 1996

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

                                    Yes  X     No
                                        ---      ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On August 8, 1996 there were 32,000,000 Common Shares, $.01 par value outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
 Part I. Financial Information...........................................    3
 Item 1. Financial Statements ...........................................    3
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operation............................................   11
 Part II. Other Information...............................................  17
 Signatures...............................................................  18
 Exhibit Index............................................................  19
 Exhibit..................................................................  20

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                              POLYMER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        JUNE 29,   DECEMBER 30,
                                                          1996         1995
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
- ------
Current assets:
  Cash and equivalents................................  $ 19,343     $ 18,088
  Marketable securities...............................    11,746        4,861
  Accounts receivable, net............................    63,527       58,288
  Inventories.........................................    51,383       47,882
  Other...............................................    13,557       14,035
                                                        --------     --------
    Total current assets..............................   159,556      143,154
Property, plant and equipment, net....................   371,037      380,338
Intangibles, loan acquisition and organization costs,
 net..................................................    80,486       95,753
Other.................................................     4,334        5,480
                                                        --------     --------
    Total assets......................................  $615,413     $624,725
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses...............  $ 47,145     $ 44,001
  Accrued interest payable............................     6,059        8,898
  Accrued salaries, wages and other fringe benefits...     7,664        5,924
  Income taxes payable................................     2,912        4,295
  Current portion of accrued restructuring costs......     7,452        7,540
  Current portion of long-term debt...................     9,121       10,938
                                                        --------     --------
    Total current liabilities.........................    80,353       81,596
                                                        --------     --------
Accrued restructuring costs, less current portion.....     6,282        7,913
Accrued postretirement benefit obligations............     3,847        3,493
Long-term debt, less current portion..................   313,752      439,940
Deferred income taxes.................................    24,572       33,882
Mandatory redeemable preferred stock, 13% cumulative..       --        44,339
Shareholders' equity:
  Class A common stock................................       --             4
  Class B common stock................................       --             6
  Class C common stock................................       --           --
  Preferred stock.....................................       --           --
  Common stock........................................       320          --
  Additional paid-in capital..........................   243,662       53,134
  Deficit.............................................   (67,490)     (52,653)
  Cumulative translation adjustment...................    10,246       12,729
  Unrealized holding gain (loss) on marketable
   securities.........................................      (131)         342
                                                        --------     --------
                                                         186,607       13,562
                                                        --------     --------
    Total liabilities and shareholders' equity........  $615,413     $624,725
                                                        ========     ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS
                                              ENDED         SIX MONTHS ENDED
                                        ------------------  ------------------
                                        JUNE 29,  JULY 1,   JUNE 29,  JULY 1,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Net sales.............................  $128,593  $123,041  $251,308  $189,053
Cost of goods sold....................    96,328    92,185   189,648   142,198
                                        --------  --------  --------  --------
Gross profit..........................    32,265    30,856    61,660    46,855
Selling, general and administrative
 expenses.............................    16,480    16,340    34,591    24,582
                                        --------  --------  --------  --------
Operating income......................    15,785    14,516    27,069    22,273
Other (income) expenses:
  Interest expense, net...............     9,026    10,475    19,605    17,005
  Foreign currency transaction (gains)
   losses, net........................     2,241    (4,579)    3,573     6,236
                                        --------  --------  --------  --------
                                          11,267     5,896    23,178    23,241
                                        --------  --------  --------  --------
Income (loss) before income taxes and
 extraordinary item...................     4,518     8,620     3,891      (968)
Income taxes..........................     1,920     1,846     1,776     3,562
                                        --------  --------  --------  --------
Income (loss) before extraordinary
 item.................................     2,598     6,774     2,115    (4,530)
Extraordinary item, (loss) from
 extinguishment of debt, net of income
 tax benefit of $7,492................   (13,932)      --    (13,932)      --
                                        --------  --------  --------  --------
Net income (loss).....................   (11,334)    6,774   (11,817)   (4,530)
Redeemable preferred stock dividends
 and accretion........................      (916)   (1,398)   (3,020)   (1,598)
                                        --------  --------  --------  --------
Net income (loss) applicable to common
 stock................................  $(12,250) $  5,376  $(14,837) $ (6,128)
                                        ========  ========  ========  ========
Net income (loss) per common share:
  Income (loss) before extraordinary
   item...............................  $    .06  $    .26  $   (.04) $   (.30)
  Extraordinary item, (loss) from
   extinguishment of debt, net of
   income tax benefit.................      (.53)      --       (.60)      --
                                        --------  --------  --------  --------
Net income (loss) applicable to common
 stock................................  $   (.47) $    .26  $   (.64) $   (.30)
                                        ========  ========  ========  ========
Weighted average number of shares
 outstanding..........................    26,250    20,500    23,375    20,500
                                        ========  ========  ========  ========


                             See accompanying notes

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                          --------------------
                                                          JUNE 29,    JULY 1,
                                                            1996       1995
                                                          ---------  ---------
Operating activities
  Net (loss)............................................. $ (11,817) $  (4,530)
  Adjustments to reconcile net (loss) to net cash
   provided by operating activities
    Extraordinary item, loss from extinguishment of debt,
     net of income tax benefit...........................    13,932        --
    Depreciation and amortization expense................    18,264     11,434
    Foreign currency transaction losses, net.............     3,573      6,236
    Provision for losses on accounts receivable and price
     concessions.........................................     3,856      3,855
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable..................................    (9,095)    (8,980)
    Inventories..........................................    (3,501)    (9,831)
    Accounts payable and accrued liabilities.............     2,399      9,093
    Other, net...........................................    (1,406)    (1,649)
                                                          ---------  ---------
      Net cash provided by operating activities..........    16,205      5,628
                                                          ---------  ---------
Investing activities
  Purchases of property, plant and equipment.............   (10,973)   (20,811)
  Purchases of marketable securities.....................   (15,452)    (9,083)
  Proceeds from sales of marketable securities...........     8,100      6,693
  Acquisition of businesses, net of cash acquired........       --    (281,358)
  Organization costs.....................................       (49)      (481)
                                                          ---------  ---------
      Net cash (used in) investing activities............   (18,374)  (305,040)
                                                          ---------  ---------
Financing activities
  Issuance of common stock, net of costs incurred........   190,838     30,000
  Proceeds from debt.....................................   235,400    249,789
  Payments of debt.......................................  (363,905)    (4,713)
  Redemption of preferred stock..........................   (57,359)       --
  Issuance of redeemable preferred stock.................    10,000     40,000
  Loan acquisition and debt prepayment costs.............   (11,067)      (525)
                                                          ---------  ---------
      Net cash provided by financing activities..........     3,907    314,551
                                                          ---------  ---------
Effect of exchange rate changes on cash..................      (483)    (1,257)
                                                          ---------  ---------
Net increase in cash and cash equivalents................     1,255     13,882
Cash and cash equivalents at beginning of period.........    18,088     13,828
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  19,343  $  27,710
                                                          =========  =========
Noncash financing activities
  Cumulative dividends on redeemable preferred stock..... $   3,020  $   1,538
Acquisition of business
  Fair value of assets acquired..........................       --     358,814
  Liabilities assumed and incurred.......................       --      77,456
  Cash paid..............................................       --     281,358

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and six months ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 declared effective on May 9, 1996.

NOTE 2. INITIAL PUBLIC OFFERING

  On May 15, 1996, the Company completed an initial public offering of 11,500,000 shares (the "Offering") of its common stock at an offering price of $18.00 per share. Net proceeds to the Company after underwriting fees and other related costs were $190,838. Pursuant to the Recapitalization Agreement dated May 6, 1996, all of the warrants to acquire shares of Class C common stock were exercised, and the outstanding shares of Class A-1 common stock, Class A-2 common stock, Class A-3 common stock, Class B common stock and Class C common stock were converted (the "Reclassification") into a single class of common stock concurrently with the Offering. In connection with the Offering, the Company's Board of Directors approved an approximate 19.97 to 1 stock split.

  As part of the Offering, the Company consummated the following transactions (together with the Offering, the Reclassification and the approximate 19.97 to 1 stock split, the "Recapitalization"): (i) effectively repaid all outstanding indebtedness under the FiberTech Credit Facility and Chicopee Credit Facility (collectively, the "Facilities") and terminated the Facilities; (ii) redeemed $50,000 principal amount of the 12 1/4% Senior Notes (the "Senior Notes") at a premium of 112.25%; (iii) redeemed the preferred stock of Chicopee, Inc. at a price equal to $1,000 per share plus accrued but unpaid dividends; (iv) redeemed the Company Preferred Stock (as defined) at a price of $1,000 per share plus accrued but unpaid dividends; and (v) entered into a new credit facility ("New Credit Facility") as more fully described below.

  The New Credit Facility consists of a $200,000 term loan and a $125,000 revolving facility. The New Credit Facility is secured by all of the assets of the Company and by a guarantee by each of the Company's domestic subsidiaries, which guarantee is secured by the assets of each such subsidiary. The Company's non-domestic subsidiaries will either borrow directly under the New Credit Facility on a secured basis or borrow from the Company, with such borrowings being evidenced by a note pledged to the lenders.

                              POLYMER GROUP, INC.

  In order to enter into the New Credit Facility with the terms and conditions described above, the Company was required to obtain the affirmative consents (the "Required Consents") of holders of a majority of the outstanding principal amount of the Senior Notes. Pursuant to a Consent Solicitation Statement dated March 14, 1996, the Company solicited and received the Required Consents, and, accordingly, the Company and the Trustee executed a Third Supplemental Indenture dated as of April 9, 1996 that became effective concurrently with consummation of the Offering, which allowed the Company to enter into the New Credit Facility.

  In connection with consummation of the Offering, the Company recorded one-time charges of $13,932, net of income taxes, for the write-off of previously capitalized debt issue costs and prepayment penalties paid in connection with the repurchase of a portion of the Senior Notes.

NOTE 3. INVENTORIES

  Inventories are stated at the lower of costs or market using the first-in, first-out method of accounting. Supply inventories not expected to be utilized within one year are classified with other non-current assets. Inventories, classified as current assets, as of June 29, 1996 and December 30, 1995, consist of the following:

                                                         JUNE 29,   DECEMBER 30,
                                                           1996         1995
                                                        ----------- ------------
                                                        (UNAUDITED)
      Inventories:
        Finished goods.................................   $23,692     $22,476
        Work in process and stores and maintenance.....     4,173       4,010
        Raw materials..................................    23,518      21,396
                                                          -------     -------
          Total........................................   $51,383     $47,882
                                                          =======     =======

NOTE 4. NET INCOME (LOSS) PER SHARE

  Net income (loss) per common share is determined by dividing net income
(loss) applicable to common stock by the average number of shares outstanding during the period. All issuances of the Company's common stock and warrants at prices below the offering price during the twelve month period preceding the Offering have been included as common stock equivalents for purposes of calculating net income (loss) per common share as if they had been issued at the Company's inception. The calculation of net income (loss) per common share also gives effect to the approximate 19.97 to 1 stock split as discussed in
Note 2. Initial Public Offering.

NOTE 5. SHAREHOLDERS' EQUITY

  In connection with the Offering, the Company adopted the 1996 Key Employee Stock Option Plan (the "1996 Plan"). The 1996 Plan is administered by a committee (the "Committee") composed of non-management members of the Board who are appointed by the Board. Any person who is a full-time, salaried employee of the Company (excluding non-management directors) will be eligible to participate in the 1996 Plan (a "Participant"). The Committee will select the Participants and determine the terms and conditions of the options. The 1996 Plan provides for the issuance of options to Participants covering 1,500,000 shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. At the time of the Offering, options to acquire a number of shares of common stock equal to $600 divided by the initial public offering price

                              POLYMER GROUP, INC.

per share of common stock were granted at a price per share equal to the initial public offering price per share of common stock. Such options vest over a five-year period and expire three years from the date of vesting.

  Concurrently with the Offering, the Company's Certificate of Incorporation was amended to permit the Board, without further action of the Company's stockholders, from time to time, to direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The Board, without stockholder approval, may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of common stock. As part of the Offering, 100,000 shares of junior preferred stock were reserved for issuance in connection with the rights agreement (the "Rights Agreement") as described in the next paragraph. The Company has no present intention to issue any shares of preferred stock.

  On April 15, 1996, the Board declared a dividend of one right ("Right") for each share of common stock outstanding at the close of business on June 3, 1996. Each Right entitles the registered holder under certain circumstances to purchase from the Company one one-thousandth of a share of junior preferred stock (series A) at a price of $80 per one one-thousandth share of preferred stock, subject to adjustment.

NOTE 6. CERTAIN MATTERS

  On January 11, 1996, the Company authorized and issued 10,000 shares of 13% Cumulative Redeemable Preferred Stock (the "Company Preferred Stock"), $.01 par value, to ConX II, Inc., an entity affiliated with the Company, for $10,000. The Company Preferred Stock was redeemed concurrently with the Offering as discussed in Note 2. Initial Public Offering.

                              POLYMER GROUP, INC.

NOTE 7. SELECTED FINANCIAL DATA OF GUARANTORS

  Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, on a senior basis by FiberTech Group, Inc. ("FiberTech"), PGI, Chicopee Holdings, Inc. and Chicopee, Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of the Company. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth selected financial data of the Guarantors:

                                            STATEMENT OF OPERATIONS DATA (UNAUDITED)
                          -------------------------------------------------------------------------------
                                    SIX MONTHS ENDED                          SIX MONTHS ENDED
                                      JUNE 29, 1996                             JULY 1, 1995
                          ---------------------------------------  --------------------------------------
                          CHICOPEE            FIBERTECH    PGI     CHICOPEE           FIBERTECH    PGI
                          HOLDINGS, CHICOPEE   GROUP,    POLYMER,  HOLDINGS, CHICOPEE  GROUP,   POLYMER,
                            INC.      INC.      INC.       INC.      INC.      INC.     INC.      INC.
                          --------- --------  ---------  --------  --------- -------- --------- ---------
Net sales...............   $   --   $102,682  $ 61,433   $    --   $    --   $ 56,266 $ 67,001  $     --
Operating income (loss).       --     12,171     1,243        (42)      --      6,629    5,849         64
Income (loss) before
 income taxes and
 extraordinary item.....       145     4,551    (3,536)     2,245        79     2,208    5,180         67
Income (loss) before
 extraordinary item.....        94     2,731    (3,100)     2,115        51     1,303    4,276         68
Extraordinary item,
 (loss) from
 extinguishment of debt,
 net of income tax
 benefit................       --     (8,678)   (1,462)      (605)      --        --       --         --
Net income (loss).......   $    94  $ (5,947) $ (4,562)  $  1,510  $     51  $  1,303 $  4,276  $      68
                                             BALANCE SHEET DATA (AT END OF PERIOD)
                          -------------------------------------------------------------------------------
                                      JUNE 29, 1996
                                       (UNAUDITED)                           DECEMBER 30, 1995
                          ---------------------------------------  --------------------------------------
                          CHICOPEE            FIBERTECH    PGI     CHICOPEE           FIBERTECH    PGI
                          HOLDINGS, CHICOPEE   GROUP,    POLYMER,  HOLDINGS, CHICOPEE  GROUP,   POLYMER,
                            INC.      INC.      INC.       INC.      INC.      INC.     INC.      INC.
                          --------- --------  ---------  --------  --------- -------- --------- ---------
Working capital.........   $ 6,879  $ 15,961  $ 18,955   $(36,338) $  7,056  $  3,842 $ 22,525  $  (2,383)
Total assets............    36,954   288,198   155,435    418,953    37,056   336,551  154,118    103,673
Total debt..............       --     91,000    39,500        --        --    227,363   71,600        --
Shareholders' equity....   $30,285  $ 18,019  $ 53,865   $364,031  $ 30,215  $ 26,521 $ 58,638  $  62,956

NOTE 8. ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; therefore, the Company adopted FAS 121 in the first quarter of 1996. The effect of adoption did not have a material impact on the Company's results of operations for the three and six three months ended June 29, 1996.

  In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December

                              POLYMER GROUP, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
15, 1995. In connection with the Offering, the Company has adopted the 1996 Plan. With adoption of the 1996 Plan, the Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123.

NOTE 9. SUBSEQUENT EVENT

  The Company announced on July 17, 1996, that it had entered into a definitive agreement to acquire (the "Acquisition") the stock of Fitesa North America Corporation ("Fitesa"), a wholly-owned subsidiary of Brazilian-based Petropar S.A. Fitesa is a manufacturer of spun bonded and spunbond/meltblown/spunbond nonwoven fabrics used in disposable consumer products and durable applications such as home furnishings. Fitesa operates one manufacturing facility located in Mooresville, North Carolina. The Acquisition is expected to be finalized in the third quarter of 1996.

                              POLYMER GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

                             RESULTS OF OPERATIONS

  The following table sets forth the percentage relationships to net sales of certain income statement items.

                                               THREE MONTHS
                                                  ENDED        SIX MONTHS ENDED
                                             ----------------- -----------------
                                             JUNE 29,  JULY 1, JUNE 29,  JULY 1,
                                               1996     1995     1996     1995
                                             --------  ------- --------  -------
Net sales by product category
  Hygiene...................................   45.5%     41.3%   44.3%     47.1%
  Medical...................................   18.5      18.6    18.9      15.2
  Wiping....................................   17.0      18.8    17.5      14.6
  Industrial and specialty..................   19.0      21.3    19.3      23.1
                                              -----     -----   -----     -----
    Net sales...............................  100.0%    100.0%  100.0%    100.0%
                                              -----     -----   -----     -----
  Raw material costs........................   45.3      46.6    46.0      47.8
  Labor costs...............................    7.4       7.5     7.4       7.1
  Overhead costs............................   22.2      20.8    22.1      20.3
                                              -----     -----   -----     -----
    Total costs of goods sold...............   74.9      74.9    75.5      75.2
  Gross profit..............................   25.1      25.1    24.5      24.8
Selling, general and administrative
 expenses...................................   12.8      13.3    13.8      13.0
                                              -----     -----   -----     -----
Operating income............................   12.3      11.8    10.7      11.8
Other (income) expense
  Interest expense, net.....................    7.0       8.5     7.8       9.0
  Foreign currency transaction (gains)
   losses, net..............................    1.7      (3.7)    1.4       3.3
                                              -----     -----   -----     -----
                                                8.7       4.8     9.2      12.3
Income (loss) before income taxes and
 extraordinary item.........................    3.5       7.0     1.5      (0.5)
Income taxes................................    1.5       1.5     0.7       1.9
                                              -----     -----   -----     -----
Income (loss) before extraordinary item.....    2.0       5.5     0.8      (2.4)
Extraordinary item, net of income tax
 benefit....................................  (10.8)      --     (5.5)      --
                                              -----     -----   -----     -----
Net income (loss)...........................   (8.8)%     5.5%   (4.7)%    (2.4)%
                                              =====     =====   =====     =====

        COMPARISON OF THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

NET SALES

  Consolidated net sales increased $5.6 million, or 4.5% from $123.0 million in 1995 to $128.6 million in 1996. The increase in net sales reflected strong demand for hygiene products which were up 15.3% to $58.6 million, compared to $50.8 million in the second quarter of 1995. The increase in hygiene products was primarily due to volume growth in new products from the recently installed spunbond/meltblown/spunbond ("SMS") capacity at the Company's Mexico facility and higher sales of appetured film for the Asian markets, as well as growth in adult incontinence and sanitary pad products. Sales in the medical product category increased 3.6%

                              POLYMER GROUP, INC.
from $22.9 million in 1995 to $23.8 million in 1996 primarily as a result of increased volume for medical gowns and drapes offset by the pass through of lower raw material cost. Wiping product sales were $21.9 million in 1996, compared to $23.1 million in 1995. Food service wipes in North America were up approximately 5.0% over last year offset by lower European wipe sales as a result of currency fluctuations. Sales in the industrial and specialty product category were $24.4 million in 1996, compared to $26.2 million in 1995. Weaker construction activity in Canada along with European currency fluctuations contributed to the lower sales.

GROSS PROFIT

  Gross profit was $32.3 million, or 25.1% of net sales in the second quarter of 1996 compared to $30.9 million, or 25.1% of net sales in 1995. The $1.4 million or 4.6% increase in gross profit reflected higher net sales of hygiene and medical products combined with a more favorable cost mix from the increased production in Mexico. Price declines in raw materials, including pulp and resin prices, lowered raw material cost from 46.6% of net sales in the second quarter of 1995 to 45.3% of net sales in the current quarter. Labor expense decreased from 7.5% of net sales last year to 7.4% in 1996 which reflects improved operating efficiencies and product rationalization. Overhead expenses increased from 20.8% of net sales in 1995 to 22.2% of net sales in 1996 as a result of higher depreciation on completed capital expenditures and transitional overhead associated with the integration of value-added production in the hygiene product category.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses were slightly down as a percentage of net sales year over year as the Company was able to leverage its resources to support increased net sales. Selling, general and administrative expenses were $16.5 million, or 12.8% of net sales for the second quarter of 1996 compared to $16.3 million, or 13.3% of net sales in 1995.

OTHER

  Interest expense decreased $1.5 million from $10.5 million in the second quarter of 1995 to $9.0 million in the second quarter of 1996. Interest expense as a percentage of net sales decreased from 8.5% in the second quarter of 1995 to 7.0% in the second quarter of 1996. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in the second quarter of 1996 resulting from the Recapitalizaton.

  Net foreign currency transaction losses were $2.2 million, or 1.7% of net sales, in the second quarter of 1996 as compared with the previous year's second quarter net foreign currency transaction gains of $4.6 million, or 3.7% of net sales. During the second quarter of 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $1.3 million, offset by its European operations, which recorded $3.2 million in net foreign currency transaction losses reflecting the continued weakening of European currencies against the United States dollar during the first half of 1996. The Recapitalization eliminated the majority of the Company's United States dollar denominated intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.

INCOME BEFORE NONRECURRING CHARGES

  Income (excluding cumulative dividends on redeemable preferred stock) before nonrecurring charges was $2.6 million in the second quarter of 1996 as compared to $6.8 million in the second quarter of 1995. Income before nonrecurring charges was favorably impacted during the second quarter of 1996 as a result of increased gross profit attributable primarily to the continued redirection of products to the Mexico facility which yields a more favorable cost mix. Offsetting the effects of improved gross profit were foreign currency transaction losses of $2.2 million in the second quarter of 1996 versus the previous year's second quarter net foreign currency transaction gains of $4.6 million. In the second quarter of 1996, the Company's Mexico operation incurred net

                              POLYMER GROUP, INC.
foreign currency transaction gains of $1.3 million, offset by its European operations, which recorded $3.2 million in net foreign currency transaction losses reflecting the continued weakening of European currencies against the United States dollar during the first half of 1996. The Company provided for income taxes before nonrecurring charges of $1.9 million during the second quarter of 1996, representing an effective tax rate of approximately 42.5%.

NONRECURRING CHARGES

  As a result of the Recapitalization in the second quarter of 1996, the Company recorded nonrecurring charges of approximately $13.9 million, after income taxes, for the write-off of previously capitalized debt issue costs and prepayment penalties paid in connection with the repurchase of a portion of the Senior Notes.

         COMPARISON OF SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

NET SALES

  Year to date consolidated net sales increased to $251.3 million in 1996 from $189.1 million in 1995, an increase of $62.2 million or 32.9%. Approximately $61.1 million of this increase resulted from the inclusion of a strategic business acquisition for a full six months in 1996, compared to three and one half months in 1995. Hygiene product sales were up 24.9% to $111.3 million, compared to $89.1 million in 1995. Excluding the increase in net sales of the acquired business, hygiene products increased by $3.4 million primarily as a result of the recently installed SMS capacity at the Company's Mexico facility. Medical product sales were $47.5 million in 1996, compared to $28.7 million in 1995, an increase of 65.7% which primarily reflects the addition of the acquired business. Wiping product sales were $43.9 million in the first half of 1996, compared to $27.6 million in 1995. This increase was also due to the addition of the acquired business. Sales of industrial and specialty products were $48.6 million in the first six months of 1996, compared to $43.7 million in 1995.

GROSS PROFIT

  Gross profit as a percentage of net sales was 24.5% on a year to date basis in 1996 versus 24.8% in 1995. While comparable to 1995, gross profit as a percentage of net sales in the second quarter of 1996 increased over first quarter 1996 reflecting the continued diversification in product mix and the integration of recent acquisitions. Year to date gross profit increased by $14.8 million, from $46.9 million in 1995 to $61.7 million in 1996, primarily due to the inclusion of a strategic business acquisition along with increased production in Mexico which yields a more favorable cost mix. Raw material costs decreased from 47.8% of net sales in the 1995 to 46.0% of net sales in 1996, reflecting a mix of less expensive raw materials and a reduction in material usage. Labor expenses were 7.4% of net sales in 1996, up from the previous year's results of 7.1%. Overhead expenses increased from 20.3% of net sales in 1995 to 22.1% of net sales in 1996 as a result of higher depreciation on completed capital expenditures and transitional overhead associated with the integration of value-added production in the hygiene product category.

  The Company's margins in 1996 for hygiene products continued to improve on a year to date basis as a result of improved product mix which included a higher percentage of value-added products. In addition, the redirection of products to the Mexico facility which began in the first quarter of 1996 continued to yield production cost savings through the second quarter for such products, resulting from design and technology advancements implemented by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Year to date selling, general and administrative expenses were $34.6 million in 1996 compared to $24.6 million in 1995. This increase arose principally from an increase in sales and marketing expense to support the development of its new products, acquired product lines, and expansion into new geographic markets. Selling, general and administrative expenses as a percent of net sales were 13.8% in 1996 versus 13.0% in 1995 due primarily to an increase in amortization expense.

                              POLYMER GROUP, INC.

OTHER

  Interest expense increased $2.6 million from $17.0 million on a year to date basis in 1995 to $19.6 million in 1996. Although interest expense increased on a year to date basis over 1995, interest expense decreased approximately $1.6 million between first quarter 1996 and second quarter 1996 as a result of the Recapitalization. Interest expense as a percentage of net sales decreased from 9.0% in 1995 to 7.8% in of 1996.

  Year to date net foreign currency transaction losses were $3.6 million, or 1.4% of net sales, in 1996 versus the previous year's net foreign currency transaction loss of $6.2 million, or 3.3% of sales. During 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $3.2 million, offset by its European operations, which recorded $6.6 million in net foreign currency transaction losses reflecting the continued weakening of European currencies against the United States dollar during the first half of 1996. The Recapitalization eliminated the majority of the Company's United States dollar denominated intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.

INCOME BEFORE NONRECURRING CHARGES

  Income (excluding cumulative dividends on redeemable preferred stock) before nonrecurring charges was $2.1 million on a year to date basis in 1996 versus a loss before nonrecurring charges of $4.5 million in 1995. Income before nonrecurring charges was favorably impacted during 1996 as a result of increased gross profit attributable primarily to the continued redirection of products to the Mexico facility which yields a more favorable cost mix. Offsetting the effects of improved gross profit were foreign currency transaction losses of $3.6 million in 1996 versus the previous year's net foreign currency transaction losses of $6.2 million. In 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $3.2 million, offset by its European operations, which recorded $6.6 million in net foreign currency transaction losses reflecting the continued weakening of European currencies against the United States dollar during the first half of 1996. The Company has provided for income taxes before nonrecurring charges of $1.8 million during 1996, representing an effective tax rate of approximately 45.6%.

NONRECURRING CHARGES

  As a result of the Recapitalization in the second quarter of 1996, the Company recorded nonrecurring charges of approximately $13.9 million, after income taxes, for the write-off of previously capitalized debt issue costs and prepayment penalties paid in connection with the repurchase of a portion of the Senior Notes.

                        LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

  During the first six months of 1996, the Company's cash flow from operating activities was $16.2 million as compared to $5.6 million during the first six months of 1995, an increase of $10.6 million. This increase arose primarily from higher depreciation and amortization expense of $6.8 million and from nonrecurring charges of $13.9 million, after income taxes, for the early extinguishment of debt recorded in connection with the Recapitalization. Reducing the effects of this were lower foreign currency transaction losses of $2.7 million and lower accounts payable and accrued expenses of $6.7 million.

INVESTING AND FINANCING ACTIVITIES

  On May 15, 1996, the Company completed an initial public offering of 11.5 million shares of its common stock at an offering price of $18.00 per share. Net proceeds to the Company after underwriting fees and related costs were $190.8 million.

                              POLYMER GROUP, INC.

  As part of the Offering, the Company consummated the following transactions:
(i) effectively repaid all outstanding indebtedness under the Facilities and terminated the Facilities; (ii) redeemed $50.0 million principal amount of the Senior Notes at a premium of 112.25%; (iii) redeemed the preferred stock of Chicopee at a price equal to $1,000 per share plus accrued but unpaid dividends; (iv) redeemed the Company Preferred Stock at a price of $1,000 per share plus accrued but unpaid dividends; and (v) entered into a New Credit Facility which consists of a $200.0 million term loan and a $125.0 million revolving facility. The New Credit Facility is secured by all of the assets of the Company and by a guarantee by each of the Company's domestic subsidiaries, which guarantee is secured by the assets of each such subsidiary. The Company's non-domestic subsidiaries will either borrow directly under the New Credit Facility on a secured basis or borrow from the Company, with such borrowings being evidenced by a note pledged to the lenders.

  In order to enter into the New Credit Facility with the terms and conditions described above, the Company was required to obtain the Required Consents of holders of a majority of the outstanding principal amount of the Senior Notes. Pursuant to a Consent Solicitation Statement dated March 14, 1996, the Company solicited and received the Required Consents, and, accordingly, the Company and the Trustee executed a Third Supplemental Indenture dated as of April 9, 1996 that became effective concurrently with the Offering, which allowed the Company to enter into the New Credit Facility.

  The Company maintains a comprehensive capital expenditure program and continuously evaluates opportunities to expand its existing production capacity or enhance production technologies. Capital programs which are currently in process as well as those planned for the remainder of 1996 are consistent with the Company's criteria for capital expenditures which includes projects to debottleneck or expand the highest growth technologies such as spunbond, spunlace and appetured films. Year to date capital spending in 1996 has approximated $11.0 million. Accordingly, the Company believes that based on the current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the New Credit Facility, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.

  As previously stated, the Company announced on July 17, 1996, that it had entered into a definitive agreement to acquire Fitesa. Fitesa is a manufacturer of spun bonded and spunbond/meltblown/spunbond nonwoven fabrics used in disposable consumer products and durable applications such as home furnishings. Fitesa operates one manufacturing facility located in Mooresville, North Carolina. The Acquisition is expected to be finalized in the third quarter of 1996.

EFFECT OF INFLATION; FOREIGN CURRENCY EXCHANGE RATES

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company does not believe that inflation has had any material effect on the Company's business.

  The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. In addition, the re-measurement of foreign currency denominated assets and liabilities into U.S. dollars gives rise to foreign exchange gains or losses which are included in the determination of net income. The Company does not currently participate in hedging transactions related to foreign currency; however, the Recapitalization eliminated the majority of the Company's United States dollar denominated intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.

                              POLYMER GROUP, INC.

ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; therefore, the Company adopted FAS 121 in the first quarter of 1996. The effect of adoption did not have a material impact on the Company's results of operations for the three and six months ended June 29, 1996.

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

Item 1. Legal Proceedings
    Not Applicable

Item 2. Changes in Securities
    Not applicable

Item 3. Defaults upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
    On April 10, 1996, the Company's stockholders approved the 1996 Key Employee Stock Option Plan and the Amended and Restated Certificate of Incorporation via unanimous written consent.

Item 5. Other Information
    Not applicable

Item 6. Exhibits and Reports on Form 8-K
    Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

    On May 1, 1996, the Company filed a report on Form 8-K relative to the Stockholders Rights Plan which was authorized by the Company's Board of Directors on April 15, 1996. No financial statements were filed with this Form 8-K.

  .

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

August 12, 1996

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
  -------
 11        Computation of Per Share Earnings (filed herewith)
 27        Financial Data Schedule (filed herewith)