Form 10-Q
period 1996-09-28
POLYMER GROUP INC
filed 1996-11-08
CIK 927417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -----------------------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 28, 1996

                         COMMISSION FILE NUMBER 1-14330


                              POLYMER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                      57-1003983
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



4838 JENKINS AVENUE
NORTH CHARLESTON, SOUTH CAROLINA                          29405
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


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

                       Yes_X__     No____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On November 5, 1996 there were 32,000,000 Common Shares, $.01 par value outstanding.

================================================================================

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q


                                                                             PAGE
                                                                            ------

Part I.  Financial Information...............................................  3

Item 1.  Financial Statements................................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation............................................ 11

Part II. Other Information................................................... 18

Signatures................................................................... 19

Exhibit Index................................................................ 20

Exhibit...................................................................... 21

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              Polymer Group, Inc.

                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                      SEPTEMBER 28,   DECEMBER 30,
                                                           1996           1995
                                                    ------------------------------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents...........................      $ 27,430       $ 18,088
   Marketable securities..........................        11,289          4,861
   Accounts receivable, net.......................        68,623         58,288
   Inventories....................................        51,728         47,882
   Other..........................................        12,378         14,035
                                                    ------------------------------

       Total current assets.......................       171,448        143,154

Property, plant and equipment, net................       402,978        380,338
Intangibles, loan acquisition and
 organization costs, net..........................       100,779         95,753
Other.............................................         9,177          5,480
                                                    ------------------------------

       Total assets...............................      $684,382       $624,725
                                                    ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........      $ 48,743       $ 44,001
   Accrued interest payable.......................         3,604          8,898
   Accrued salaries, wages and other
    fringe benefits...............................         7,784          5,924
   Current portion of long-term debt..............        14,555         10,938
   Other..........................................        10,723         11,835
                                                    ------------------------------

       Total current liabilities..................        85,409         81,596

Long-term debt, less current portion..............       366,309        439,940
Deferred income taxes.............................        30,913         33,882
Other noncurrent liabilities......................        10,120         11,406
Mandatory redeemable preferred stock,
 13% cumulative...................................             -         44,339

Shareholders' equity:
   Class A common stock...........................             -              4
   Class B common stock...........................             -              6
   Class C common stock...........................             -              -
   Preferred stock................................             -              -
   Common stock...................................           320              -
   Additional paid-in capital.....................       243,662         53,134
   Deficit........................................       (61,959)       (52,653)
   Cumulative translation adjustment..............         9,624         12,729
   Unrealized holding gain (loss) on
    marketable securities.........................           (16)           342
                                                    ------------------------------

                                                         191,631         13,562
                                                    ------------------------------

       Total liabilities and shareholders'
        equity....................................      $684,382       $624,725
                                                    ==============================

See accompanying notes.

                              Polymer Group, Inc.

               Consolidated Statements of Operations (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 28,    SEPTEMBER 30,    SEPTEMBER 28,    SEPTEMBER 30,
                                               1996             1996             1996             1996
                                           ------------------------------    ------------------------------
Net sales................................    $135,042         $122,521         $386,350         $311,574
Cost of goods sold.......................     101,208           93,420          290,856          235,618
                                           ------------------------------    ------------------------------
Gross profit.............................      33,834           29,101           95,494           75,956
Selling, general and administrative
 expenses................................      17,739           18,646           52,330           43,228
                                           ------------------------------    ------------------------------
Operating income.........................      16,095           10,455           43,164           32,728

Other (income) expenses:
 Interest expense, net...................       7,089           10,591           26,694           27,595
 Foreign currency transaction (gains)
  losses, net............................        (586)           2,617            2,987            8,853
                                           ------------------------------    ------------------------------
                                                6,503           13,208           29,681           36,448
                                           ------------------------------    ------------------------------
Income (loss) before income taxes and
 extraordinary item......................       9,592           (2,753)          13,483           (3,720)

Income taxes.............................       4,061              107            5,837            3,669
                                           ------------------------------    ------------------------------
Income (loss) before extraordinary item..       5,531           (2,860)           7,646           (7,389)

Extraordinary item, (loss) from
 extinguishment of debt, net of income
 tax benefit of $7,492...................           -                -          (13,932)               -
                                           ------------------------------    ------------------------------
Net income (loss)........................       5,531           (2,860)          (6,286)          (7,389)

Redeemable preferred stock dividends
 and accretion...........................           -           (1,454)          (3,020)          (3,052)
                                           ------------------------------    ------------------------------
Net income (loss) applicable to common
 stock...................................    $  5,531         $ (4,314)        $ (9,306)        $(10,441)
                                           ==============================    ==============================
Net income (loss) per common share:
 Income (loss) before extraordinary item.    $    .17         $   (.21)        $    .18         $   (.51)
 Extraordinary item, (loss) from
  extinguishment of debt, net of income
  tax benefit............................           -                -             (.53)               -
                                           ------------------------------    ------------------------------
Net income (loss) applicable to common
 stock...................................    $    .17         $   (.21)        $   (.35)        $   (.51)
                                           ==============================    ==============================
Weighted average number of shares
 outstanding.............................      32,000           20,500           26,250         $ 20,500
                                           ==============================    ==============================

See accompanying notes.

                              Polymer Group, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In Thousands)

                                                                                                NINE MONTHS ENDED
                                                                                      SEPTEMBER 28, 1996   SEPTEMBER 30, 1995
                                                                                     -----------------------------------------
OPERATING ACTIVITIES
Net (loss).........................................................................      $  (6,286)           $  (7,389)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
  Extraordinary item, loss from extinguishment of debt, net of income tax benefit..         13,932                    -
  Depreciation and amortization expense............................................         27,258               19,203
  Foreign currency transaction losses, net.........................................          2,987                8,853
  Provision for losses on accounts receivable and price concessions................          5,970                3,796
  Changes in operating assets and liabilities, net of effects of business acquisition:
     Accounts receivable...........................................................        (12,747)             (12,319)
     Inventories...................................................................         (2,408)              (8,370)
     Accounts payable and accrued liabilities......................................         (2,184)               2,901
     Other, net....................................................................         (4,496)               1,498
                                                                                         ------------------------------
Net cash provided by operating activities..........................................         22,026                8,173

INVESTING ACTIVITIES
Purchases of property, plant and equipment.........................................        (18,739)             (35,751)
Purchases of marketable securities.................................................        (18,173)             (16,909)
Proceeds from sales of marketable securities.......................................         11,575               11,279
Acquisition of businesses, net of cash acquired....................................        (47,944)            (281,358)
Organization and other costs.......................................................         (1,034)              (1,416)
                                                                                         ------------------------------
Net cash (used in) investing activities............................................        (74,315)            (324,155)

FINANCING ACTIVITIES
Issuance of common stock, net of costs incurred....................................        190,838               30,000
Proceeds from debt.................................................................        295,400              264,033
Payments of debt...................................................................       (365,927)              (4,926)
Redemption of preferred stock......................................................        (57,359)                   -
Issuance of redeemable preferred stock.............................................         10,000               40,000
Loan acquisition and debt prepayment costs.........................................        (11,188)                (642)
                                                                                         ------------------------------
Net cash provided by financing activities..........................................         61,764              328,465
Effect of exchange rate changes on cash............................................           (133)              (3,877)
                                                                                         ------------------------------
Net increase in cash and cash equivalents..........................................          9,342                8,606
Cash and cash equivalents at beginning of period...................................         18,088               13,828
                                                                                         ------------------------------
Cash and cash equivalents at end of period.........................................      $  27,430            $  22,434
                                                                                         ==============================

NONCASH FINANCING ACTIVITIES
Cumulative dividends on redeemable preferred stock.................................      $   3,020            $   3,052

ACQUISITION OF BUSINESSES
Fair value of assets acquired......................................................         57,979              358,814
Liabilities assumed and incurred...................................................         10,035               77,456
Cash paid..........................................................................         47,944              281,358

see accompanying  notes.

                              Polymer Group, Inc.

                  Notes to Consolidated Financial Statements

                (In Thousands, Except Share and Per Share Data)



NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Polymer Group, Inc. ("Polymer Group" or the "Company") is a world-wide manufacturer of flexible nonwoven and woven polyolefin fabrics. The Company's principal lines of business include industrial and specialty products and disposable wiping, medical and hygiene products for consumer applications. The Company operates thirteen manufacturing facilities located in the United States, Canada, Mexico, Germany and the Netherlands.

  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and nine months ended September 28, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 declared effective on May 9, 1996.


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

                              Polymer Group, Inc.

                (In Thousands, Except Share and Per Share Data)



NOTE 2. INITIAL PUBLIC OFFERING (CONTINUED)

  As part of the Offering, the Company consummated the following transactions (together with the Offering, the Reclassification and the approximate 19.97 to 1 stock split, the "Recapitalization"): (i) effectively repaid all outstanding indebtedness under the FiberTech Credit Facility and Chicopee Credit Facility (collectively, the "Facilities") and terminated the Facilities; (ii) redeemed $50,000 principal amount of the 12 1/4% Senior Notes (the "Senior Notes") at a premium of 112.25%; (iii) redeemed the preferred stock of Chicopee, Inc. at a price equal to $1,000 per share plus accrued but unpaid dividends; (iv) redeemed the Company Preferred Stock, which was issued on January 11, 1996, at a price of $1,000 per share plus accrued but unpaid dividends; and (v) entered into a new credit facility ("New Credit Facility") as more fully described below.

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

                              Polymer Group, Inc.

                (In Thousands, Except Share and Per Share Data)



NOTE 3. INVENTORIES

  Inventories are stated at the lower of costs or market using the first-in, first-out method of accounting. Supply inventories not expected to be utilized within one year are classified with other non-current assets. Inventories, classified as current assets, as of September 28, 1996 and December 30, 1995, consist of the following:


                                              SEPTEMBER 28,   DECEMBER 30,
                                                   1996           1995
                                           ------------------------------
                                              (Unaudited)
Inventories:
 Finished goods.........................        $23,610        $22,476
 Work in process........................          3,499          4,010
 Raw materials..........................         24,619         21,396
                                           ------------------------------

Total...................................        $51,728        $47,882
                                           ==============================

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

                              Polymer Group, Inc.

                (In Thousands, Except Share and Per Share Data)



NOTE 5. SELECTED FINANCIAL DATA OF GUARANTORS

  Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, on a senior basis by FiberTech Group, Inc., PGI (as defined), Chicopee Holdings, Inc. and Chicopee, Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of the Company. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth selected financial data of the Guarantors:


                                                                 STATEMENT OF OPERATIONS DATA (UNAUDITED)
                                        ---------------------------------------------------------------------------------------
                                                       NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                      SEPTEMBER 28, 1996                          SEPTEMBER 30, 1995
                                        ---------------------------------------------------------------------------------------
                                          CHICOPEE              FIBERTECH      PGI     CHICOPEE             FIBERTECH     PGI
                                          HOLDINGS,  CHICOPEE,     GROUP,    POLYMER,   HOLDINGS,  CHICOPEE,   GROUP,    POLYMER,
                                            INC.       INC.        INC.       INC.       INC.       INC.      INC.       INC.
                                        ---------------------------------------------------------------------------------------

Net sales...............................  $       -  $154,560    $ 94,150   $      -   $       -  $103,589   $102,430  $      -
Operating income
(loss)..................................          -    17,737       2,403         21           -    10,332      6,880      (294)
Income (loss) before income taxes and
 extraordinary item.....................        219     5,594      (2,229)     6,367         117     2,453      4,176      (290)
Income (loss) before
 extraordinary item.....................        142     3,357      (1,964)     5,237          76     1,463      3,449      (289)
Extraordinary item, (loss) from
 extinguishment of debt, net of income
 tax benefit............................          -    (8,678)     (1,462)      (605)          -         -          -         -
Net income (loss).......................  $     142  $ (5,321)   $ (3,426)  $  4,632   $      76  $  1,463   $  3,449  $   (289)


                                                                  BALANCE SHEET DATA (AT END OF PERIOD)
                                        ---------------------------------------------------------------------------------------
                                               SEPTEMBER 28, 1996  (UNAUDITED)                    DECEMBER 30, 1995
                                        ---------------------------------------------------------------------------------------
                                          CHICOPEE              FIBERTECH     PGI      CHICOPEE             FIBERTECH    PGI
                                          HOLDINGS,  CHICOPEE,    GROUP,     POLYMER,   HOLDINGS,  CHICOPEE,   GROUP,    POLYMER,
                                            INC.       INC.       INC.        INC.       INC.       INC.      INC.       INC.
                                        ---------------------------------------------------------------------------------------

Working capital.........................    $ 7,292  $ 14,668    $ 19,842   $   (286)    $ 7,056  $  3,842   $ 22,525  $ (2,383)
Total assets............................     37,292   286,617     160,889    475,478      37,056   336,551    154,118   103,673
Total debt..............................          -    90,000      46,500          -           -   227,363     71,600         -
Shareholders' equity....................     30,359    18,645      54,202    415,152     $30,215  $ 26,521   $ 58,638  $ 62,956

                              Polymer Group, Inc.

                (In Thousands, Except Share and Per Share Data)



NOTE 6. ACQUISITIONS

  On August 14, 1996, PGI Polymer Inc., ("PGI" or "PGI Polymer"), a Delaware Corporation and a wholly-owned subsidiary of the Polymer Group completed the acquisition (the "FNA Acquisition") of the business of FNA Polymer Corp. ("FNA") (formerly known as Fitesa North America Corporation) for $48,000, subject to a working capital adjustment, in a transaction accounted for by the purchase method of accounting. Pursuant to the terms of the Stock Purchase Agreement, PGI Polymer acquired all the issued and outstanding capital stock of PNA Corp. (formerly known as Pertropar North America Corp.), which in turn owns all of the issued and outstanding capital stock of FNA Polymer Corp. FNA produces polypropylene fabrics for the nonwovens industry utilizing spunbond and spunbond/meltblown/spunbond ("SMS") technologies. As previously disclosed, on March 15, 1995, the Company completed the acquisition (the "Chicopee Acquisition") of the Nonwovens Business of Johnson & Johnson Advanced Materials Company and Chicopee B.V. (collectively, "Chicopee") for an aggregate consideration of $290,000 (including $15,000 of fees and expenses) in a transaction accounted for by the purchase method of accounting.

  The following pro forma consolidated data for the nine months ended September 28, 1996 is based on historical financial statements of the Company (including Chicopee) and FNA adjusted to give effect to the Offering, the FNA Acquisition and the financing thereof as if such events had occurred on December 31, 1995. The pro forma consolidated data for the nine months ended September 30, 1995 is based on historical financial statements of the Company, FNA and Chicopee adjusted to give effect to the Offering, the FNA Acquisition, the Chicopee Acquisition and the financing thereof as if such events had occurred on January 1, 1995. The total purchase price of the FNA Acquisition has been allocated to tangible and intangible assets and liabilities based on management's preliminary estimates of their value. The allocation of the purchase price for the FNA Acquisition is subject to revision when additional information concerning assets and liabilities is obtained. The accompanying unaudited pro forma information does not purport to represent what the Company's results of operations would have been had the FNA Acquisition, the Chicopee Acquisition and the Offering actually occurred at the beginning of the respective periods, or project the Company's results of operations for any future periods.

                                                NINE MONTHS ENDED
                                         SEPTEMBER 28,      SEPTEMBER 30,
                                             1996               1995
                                         -------------------------------
  Net sales.............................  $404,977           $386,115
  Income before extraordinary item......    12,767              9,284
  Net loss..............................    (1,165)            (4,648)

  Income before extraordinary item per
    common share........................  $    .40           $    .29
  Net loss per common share.............  $   (.04)          $   (.15)

                              Polymer Group, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Registration Statement on Form S-1 declared effective on May 9, 1996.

                             RESULTS OF OPERATIONS

  The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ------------------------------   ------------------------------
                                               SEPTEMBER 28,   SEPTEMBER 30,   SEPTEMBER 28,   SEPTEMBER 30,
                                                    1996            1995            1996            1995
                                              ------------------------------   ------------------------------
Net sales by product category:
  Hygiene....................................       45.7%           43.2%           44.8%           45.6%
  Medical....................................       16.7            18.6            18.1            16.5
  Wiping.....................................       16.6            18.0            17.2            15.9
  Industrial and specialty...................       21.0            20.2            19.9            22.0
                                              ------------------------------   ------------------------------

Net sales....................................      100.0%          100.0%          100.0%          100.0%

Raw material costs...........................       46.7            50.5            46.2            48.9
Labor costs..................................        7.5             7.5             7.4             7.3
Overhead costs...............................       20.8            18.3            21.7            19.4
                                              ------------------------------   ------------------------------

Total costs of goods sold....................       75.0            76.3            75.3            75.6
                                              ------------------------------   ------------------------------

Gross profit.................................       25.0            23.7            24.7            24.4

Selling, general and administrative
  expenses...................................       13.1            15.2            13.5            13.9

                                              ------------------------------   ------------------------------

Operating income.............................       11.9             8.5            11.2            10.5

Other (income) expense:
  Interest expense, net......................        5.2             8.6             6.9             8.9
  Foreign currency transaction
    (gains) losses, net......................       (0.4)            2.2             0.8             2.8
                                              ------------------------------   ------------------------------

                                                     4.8            10.8             7.7            11.7
                                              ------------------------------   ------------------------------

Income (loss) before income taxes and
  extraordinary item.........................        7.1            (2.3)            3.5            (1.2)


Income taxes.................................        3.0               -             1.5             1.2
                                              ------------------------------   ------------------------------

Income (loss) before extraordinary
  item.......................................        4.1            (2.3)            2.0            (2.4)

Extraordinary item, net of income
  tax benefit................................          -               -            (3.6)              -
                                              ------------------------------   ------------------------------

Net income (loss)............................        4.1%           (2.3)%          (1.6)%          (2.4)%
                                              ==============================   ==============================

                              Polymer Group, Inc.


   COMPARISON OF THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

NET SALES

   Consolidated net sales increased $12.5 million, or 10.2% from $122.5 million in the three months ended September 30, 1995 to $135.0 million in the three months ended September 28, 1996. The increase in net sales reflected continued strong demand for hygiene products which were up 16.7%, or $8.9 million, to $61.8 million, compared to $52.9 million in the third quarter of 1995. The increase in hygiene product sales was primarily due to volume growth in new products from the recently installed SMS capacity at the Company's Mexico facility as well as growth in adult incontinence and sanitary pad products. Sales in the medical product category decreased 1.2% from $22.8 million in 1995 to $22.5 million in 1996 due to the pass through of lower raw material costs offset by volume growth. Wiping product sales were $22.5 million in 1996, compared to $22.0 million in 1995. The slight increase in sales in the wiping product category versus last year was due primarily to increased penetration of end-use markets currently served and sales of the Company's products to key food service end-users at the national account level. Sales in the industrial and specialty product category were $28.3 million in 1996, compared to $24.8 million in 1995, an increase of 14.1%. Approximately $1.5 million of the overall increase in the industrial and specialty product category was attributable to FNA with the balance resulting from growth in Asian exports of apertured film and new product line extensions in home furnishings and microporous separators.


GROSS PROFIT

  Gross profit was $33.8 million, or 25.0% of net sales in the third quarter of 1996 compared to $29.1 million, or 23.7% of net sales in the comparable period of 1995. The $4.7 million or 16.3% increase in gross profit reflected higher net sales of hygiene and industrial and specialty products combined with a more favorable cost mix from the increased production in Mexico. Price declines in raw materials, including pulp and resin, lowered raw material costs from 50.5% of net sales in the third quarter of 1995 to 46.7% of net sales in the current quarter. Labor expense was 7.5% of net sales in the third quarter of 1996 and 1995. Overhead expenses increased from 18.3% of net sales in 1995 to 20.8% of net sales in 1996 as a result of higher depreciation on completed capital expenditures and transitional overhead associated with the integration of value-added production in the hygiene product category.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expense decreased to 13.1% for the third quarter of 1996 from 15.2% last year as a result of the Company leveraging its sales and administrative resources to support increased net sales. Selling, general and administrative expenses were $17.7 million for the third quarter of 1996 compared to $18.6 million in 1995, a decrease of $0.9 million, due principally to lower development costs in the third quarter of 1996 versus 1995.

                              Polymer Group, Inc.


OTHER

  Interest expense decreased $3.5 million from $10.6 million in the third quarter of 1995 to $7.1 million in the third quarter of 1996. Interest expense as a percentage of net sales decreased from 8.6% in the third quarter of 1995 to 5.2% in the third quarter of 1996. The decrease in interest expense was principally due to a lower average amount of indebtedness outstanding in the third quarter of 1996 resulting from the Recapitalization.

  Net foreign currency transaction gains were $0.6 million, or 0.4% of net sales, in the third quarter of 1996 as compared with the previous year's third quarter net foreign currency transaction losses of $2.6 million, or 2.2% of net sales. The Recapitalization eliminated the majority of the Company's United States dollar denominated intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.


NET INCOME

  Net income was $5.5 million in the third quarter of 1996 as compared to a net loss of $2.9 million in the third quarter of 1995. Net income was favorably impacted during the third quarter of 1996 by increased profitability attributable to volume growth within the hygiene and industrial and specialty product categories; by lower interest expense resulting from a lower average amount of indebtedness outstanding in the third quarter of 1996; and by foreign currency transaction gains resulting primarily from the Recapitalization. The Company provided for income taxes of $4.1 million during the third quarter of 1996, representing an effective tax rate of approximately 42.3%. Unfavorably impacting net income in the prior year was a high effective income tax rate resulting from foreign losses which did not give rise to a corresponding tax benefit.

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

NET SALES

  Year-to-date consolidated net sales increased to $386.4 million in 1996 from $311.6 million in 1995, an increase of $74.8 million or 24.0%. Approximately $64.6 million of this increase resulted from the inclusion of Chicopee for a full nine months in 1996, compared to six and one half months in 1995. Hygiene product sales were up 21.8% to $173.0 million, compared to $142.0 million in 1995. Medical product sales were $69.8 million in 1996, versus $51.4 million in 1995, an increase of 35.6% which primarily reflected the addition of Chicopee. Wiping product sales were $66.4 million year-to-date in 1996, compared to $49.6 million in 1995. This increase also was due to the addition of Chicopee. Sales of industrial and specialty products were $77.2 million in 1996, compared to $68.5 million in 1995, up 12.7%, primarily due to the addition of Chicopee which accounted for approximately $7.0 million of the overall increase, Asian exports of apertured film and new product line extensions.

                              Polymer Group, Inc.


GROSS PROFIT

  Gross profit as a percentage of net sales increased to 24.7% on a year-to-date basis in 1996 versus 24.4% in 1995. Year-to-date gross profit increased by $19.5 million, from $76.0 million in 1995 to $95.5 million in 1996, primarily as a result of the inclusion of Chicopee for a full nine months along with increased production in Mexico which yielded a more favorable cost mix. Raw material costs decreased from 48.9% of net sales in 1995 to 46.2% of net sales in 1996, reflecting a mix of lower raw material costs and a reduction in material usage. Labor expenses were 7.4% of net sales in 1996, up slightly from the previous year's results of 7.3%. Overhead expenses increased from 19.4% of net sales in 1995 to 21.7% of net sales in 1996 as a result of higher depreciation on completed capital expenditures and transitional overhead associated with the integration of value-added production in the hygiene product category.

  The Company's margins in 1996 for hygiene products continued to improve on a year-to-date basis versus 1995 as a result of improved product mix which included a higher percentage of value-added products. In addition, the redirection of hygiene products to the Mexico facility, which began in the first quarter of 1996, continued to yield production cost savings through the second and third quarters as a result of design and technology advancements implemented by the Company.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Year-to-date selling, general and administrative expenses were $52.3 million in 1996 compared to $43.2 million in 1995. This increase arose principally from an increase in sales and marketing expense to support the development of new products, acquired product lines, and expansion into new geographic markets. Selling, general and administrative expenses as a percent of net sales, however, decreased to 13.5% in 1996 from 13.9% in 1995.


OTHER

  Interest expense decreased $0.9 million from $27.6 million on a year-to-date basis in 1995 to $26.7 million in 1996. Year-to-date interest expense as a percentage of net sales decreased from 8.9% in 1995 to 6.9% in 1996, primarily as a result of lower total outstanding indebtedness compared to 1995.

  Year-to-date net foreign currency transaction losses were $3.0 million, or 0.8% of net sales, in 1996 versus the previous year's net foreign currency transaction loss of $8.9 million, or 2.8% of sales. During 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $3.2 million, offset by its European operations, which recorded $5.8 million in net foreign currency transaction losses. The Recapitalization eliminated the majority of the Company's United States dollar denominated intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.

                              Polymer Group, Inc.



INCOME BEFORE NONRECURRING CHARGES

  Income before nonrecurring charges was $7.6 million on a year to date basis in 1996 versus a loss before nonrecurring charges of $7.4 million in 1995. Income before nonrecurring charges was favorably impacted during 1996 by increased profitability attributable primarily to volume growth within the hygiene and industrial and specialty product categories. Offsetting the effects of improved gross profit were foreign currency transaction losses of $3.0 million in 1996. The Company has provided for income taxes before nonrecurring charges of $5.8 million during 1996, representing an effective tax rate of approximately 43.3%. Unfavorably impacting net income in the prior year was a high effective income tax rate resulting from foreign losses which did not give rise to a corresponding tax benefit.


NONRECURRING CHARGES

  As a result of the Recapitalization in the second quarter of 1996, the Company recorded nonrecurring charges of approximately $13.9 million, after income taxes, for the write-off of previously capitalized debt issue costs and prepayment penalties paid in connection with the repurchase of a portion of the Senior Notes.


                        LIQUIDITY AND CAPITAL RESOURCES


                                          SEPTEMBER 28,    DECEMBER 30,
                                              1996            1995
                                        -------------------------------

Cash and equivalents, and marketable
 securities.............................     $ 38,719       $  22,949
Current assets..........................      171,448         143,154
Current liabilities.....................       85,409          81,596
Working capital.........................       86,039          61,558
Total assets............................      684,382         624,725
Long-term debt (including current
 portion)...............................      380,864         450,878
Redeemable preferred stock..............            -          44,339
Shareholders' equity....................      191,631          13,562


                                                NINE MONTHS ENDED
                                          SEPTEMBER 28,   SEPTEMBER 30,
                                              1996            1995
                                        -------------------------------

Net cash provided by operating
 activities.............................    $ 22,026       $   8,173
Net cash (used in) investing
 activities.............................     (74,315)       (324,155)
Net cash provided by financing
 activities.............................      61,764         328,465

                              Polymer Group, Inc.


OPERATING ACTIVITIES

  During the nine months ended September 28, 1996, the Company's operations generated $22.0 million of cash compared to $8.2 million of cash during the nine months ended September 30, 1995, a net increase of $13.8 million. This increase arose principally from a higher level of operating income during the first nine months of 1996 as compared to the comparable period in 1995 and lower interest expense as a result of the Recapitalization. The Company's working capital increased $24.5 million, or 39.8%, from $61.6 million at December 30, 1995 to $86.0 million at September 28, 1996, primarily as a result of increases in accounts receivable and inventories and a decrease in accrued interest payable offset by increased accounts payable and salaries and wages payable. Cash and equivalents and marketable securities were $38.7 million at September 28, 1996 as compared to $22.9 million at December 30, 1995, a net increase of $15.8 million.


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

  The Company maintains a comprehensive capital expenditure program and continuously evaluates strategic acquisition opportunities to expand its existing production capacity or enhance production technologies. Capital programs which are currently in process as well as those planned for the remainder of 1996 are consistent with the Company's criteria for capital expenditures which includes projects to debottleneck or expand the highest growth technologies such as spunbond, spunlace and apertured films. Year-to-date capital spending in 1996 was approximately $18.7 million.

                              Polymer Group, Inc.
  During the third quarter of 1996, the Company announced plans to install a 4.2 meter wide SMS line at its Mooresville, North Carolina plant site. The new line will have capabilities of producing polyester nonwoven fabric as well as polyolefin fabric. Other anticipated uses include industrial and specialty applications made possible by the new line's multi-polymer capability. Total capital outlays for this new line are expected to approximate $25.0 million with commercial start-up of the line expected to begin in the fourth quarter of 1997.

  As previously discussed, on August 14, 1996, PGI Polymer, a wholly-owned subsidiary of Polymer Group, completed the FNA Acquisition for $48.0 million, subject to a working capital adjustment, in a transaction accounted for by the purchase method of accounting. Pursuant to the terms of the Stock Purchase Agreement, PGI Polymer acquired all the issued and outstanding capital stock of PNA Corp. which in turn owns all of the issued and outstanding capital stock of FNA Polymer Corp. FNA produces polypropylene fabrics for the nonwovens industry utilizing spunbond and SMS technologies.

  The Company believes that based on the current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including, but not limited to borrowings under the New Credit Facility, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

  Except for historical information contained herein, the matters set forth within management's discussion and analysis of this Form 10-Q are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by Polymer Group with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1, declared effective May 9, 1996.

                              Polymer Group, Inc.



                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities
        Not applicable

Item 3. Defaults upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

        On August 29, 1996, the Company filed a report on Form 8-K relative to the FNA Acquisition.

                              Polymer Group, Inc.



                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           Polymer Group, Inc.



                           By:                 /s/ Jerry Zucker
                              -------------------------------------------------
                                                 Jerry Zucker
                                     Chairman, President, Chief Executive
                              Officer and Director (Principal Executive Officer)



                           By:                 /s/ James G. Boyd
                              -------------------------------------------------
                                                 James G. Boyd
                                    Executive Vice President, Treasurer and
                                     Director (Principal Financial Officer
                                       and Principal Accounting Officer)

November 5, 1996

                              Polymer Group, Inc.



                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER
---------


   11      Computation of Per Share Earnings (filed herewith)

   27      Financial Data Schedule (filed in electronic format only)