Form 10-K
period 1996-12-28
POLYMER GROUP INC
filed 1997-03-28
CIK 927417

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-K
                                 ANNUAL REPORT
         PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 28, 1996    Commission file number 1-14330

                               POLYMER GROUP, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                                57-1003983
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4838 Jenkins Ave.                                                  29405
North Charleston, South Carolina                                (Zip Code)
(Address of principal executive offices)

                                (803) 566 - 7293
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section (12)b of the Act:

                                                   Name of each exchange on
     Title of each class of stock                     which registered
Common Stock, par value $.01 per share             New York Stock Exchange

               Securities registered to Section (12)g of the Act:
                                      None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such file
requirements for the last 90 days. Yes  X     No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value held of the Company's voting stock held by nonaffiliates as of March 5, 1997 was $302,428,212. As of March 5, 1997, there were 32,000,000 shares of common stock, par value $.01 per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Specified sections of the registrant's 1997 Proxy Statement and its 1996 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

                                     PART I

ITEM 1. BUSINESS

General

     Polymer Group, Inc. ("Company") is a leading worldwide manufacturer and marketer of a broad range of nonwoven and woven polyolefin products. The Company's principal lines of business include hygiene and medical products, wiping products and industrial and specialty products. The Company believes that it is one of the top four producers of nonwovens in the world and that it employs the most extensive range of nonwoven technologies of any nonwovens producer, which allows it to supply products tailored to customers' needs at a competitive cost.

     The Company is a nonwovens supplier to a number of the largest consumer products manufacturers in the world and specifically targets market niches with high value-added products for these customers. The Company has a global presence with an established customer base in the United States, Canada, Europe, Mexico and the rest of the world. The Company's products are sold principally to converters that manufacture a wide range of end-use products, such as hospital surgical gowns and drapes, woundcare sponges, multi-use wiping cloths and towels, flexible industrial packaging, filtration media, battery separators, diapers, feminine hygiene products and automotive insulation products.

     The Company operates thirteen manufacturing facilities located in five countries and is currently the only nonwovens producer that utilizes all of the established nonwoven process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications for nonwovens. The Company continues to make significant investments in advanced technology in order to increase capacity, improve quality and develop new low-cost, high-value structures. Working as a developmental partner with its major customers, the Company utilizes its technologies to develop and manufacture new products to meet their needs.

     Management has built the Company through a series of strategic business acquisitions that have broadened the Company's technology base and increased its product lines. The Company's strategic acquisitions have helped it to establish strong positions in both the nonwoven and woven polyolefin fabric markets. Synergies realized through these acquisitions have enabled the Company to better meet the needs of existing customers, to reach emerging geographic markets and to exploit niche market opportunities through customer-interactive specialty product development.

     The Company's objectives are to continue to expand its core business while building new capabilities to capitalize on both a broad range of new, high value-added niche product opportunities and expanded geographic markets. In addition to growth in its core businesses, the Company expects growth to come from the application of several new technologies. The Company seeks to utilize these strengths by following a strategy based on (i) continuous improvement aimed at increasing product value and reducing costs, (ii) development of high value-added niche products, (iii) entrance into new markets with existing products, (iv) expansion of capacity through capital improvements and (v) strategic acquisitions.

History of the Company

     The Company was organized on June 16, 1994 and, effective June 24, 1994, acquired a 100% ownership interest in PGI Polymer, Inc. ("PGI"), which was incorporated in September 1992 by The InterTech Group, Inc. ("InterTech") and Golder, Thoma, Cressey, Rauner, Inc. ("Golder, Thoma") to act as a holding company for entities engaged in the development, manufacture and marketing of polymer products.

     At the time of its formation, PGI acquired from InterTech approximately 27% of the issued and outstanding shares of stock of Fabrene Inc. ("Fabrene"), a leading manufacturer of industrial and commercial woven polyolefins. In addition, in October 1992, through its wholly owned subsidiary FiberTech Group, Inc. ("FiberTech"), PGI acquired the Nonwoven Products Division ("Predecessor") of Scott Paper Company, a major supplier of nonwovens for diapers, feminine hygiene products and adult incontinence products. Together, Fabrene and FiberTech offered substantial representation in both the nonwoven and woven polyolefin markets.

     Upon the Company's formation in 1994 and in connection with the offering of $150.0 million aggregate principal amount of the Company's 12-1/4% Senior Notes due 2002 ("Senior Notes"), the Company acquired the remaining issued and outstanding shares of stock of Fabrene and became the 100% parent owner of PGI. In addition, the Company acquired all of the outstanding shares of Bonlam S.A. de C.V. ("Bonlam"), the largest manufacturer of spunbond nonwoven fabrics in Mexico. The acquisition of Bonlam not only presented the opportunity to meet existing customers' needs in Mexico, but also provided the Company with the additional nonwoven capacity necessary to meet growing demand in North American and Latin American markets and to develop further opportunities in those markets.

     In March 1995, the Company purchased ("Chicopee Acquisition") the Nonwovens Business of Johnson & Johnson Advanced Materials Company and Chicopee B.V. (collectively, "Chicopee"), a leading manufacturer and marketer of nonwoven roll and converted products in North America and Europe. Through the Chicopee Acquisition, the Company gained substantial manufacturing and technological resources, as well as consumer market recognition of certain of Chicopee's branded product lines. In addition, the Chicopee Acquisition provided the Company with a significant presence in the nonwovens markets for wipes and medical products and enabled the Company to realize economies of scale in production, such as in negotiating contracts with raw material suppliers and in reducing barriers to entry for new products by pairing complementary products together through established distribution channels.

     In January 1996, the Company authorized and issued 10,000 shares of 13% Cumulative Preferred Stock, par value $.01 per share ("Company Preferred Stock") for $10.0 million.

     In May 1996, the Company completed an initial public offering ("IPO") of
11.5 million shares of its common stock at a price of $18.00 per share. Net proceeds to the Company after underwriting fees and discounts approximated $190.8 million. Pursuant to the Recapitalization Agreement dated May 6, 1996, all of the warrants to acquire shares of Class C common stock were exercised and the outstanding shares of Class A common stock, Class B common stock and Class C common stock were converted into a single class of common stock concurrently with the IPO. In connection with the IPO, the Company's Board of Directors approved an approximate 19.97 to 1 stock split. In addition, the Company consummated the following transactions: (i) effectively repaid all outstanding indebtedness under the FiberTech and Chicopee Credit Facilities ("Facilities") and terminated the Facilities, redeemed $50.0 million principal amount of the Senior Notes at premium of 112.25% plus accrued, but unpaid interest and entered into a New Credit Facility consisting of a $200.0 million term loan and a $125.0 million revolving credit facility; (ii) redeemed the preferred stock of Chicopee, Inc. for approximately $46.9 million; and (iii) redeemed the Company Preferred Stock for approximately $10.5 million.

     in August 1996, the Company completed the acquisition of FNA Polymer Corp. ("FNA") (formerly known as Fitesa North America Corporation). FNA produces polypropylene fabrics for the nonwovens industry.

Industry Overview

     The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer, industrial and healthcare products as a result of their superior functionality and lower cost relative to traditional woven and knit textiles.

     Nonwovens are categorized as either disposable, which is the category in which the Company primarily competes, or durable. The largest end uses for disposable nonwovens are for hygiene applications, including diapers, feminine sanitary protection, baby wipes and adult incontinence products, and healthcare applications, including surgical gowns and drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wall coverings, upholstery, shoes, luggage and tablecloths.

     The Company also competes in the North American market for coated and uncoated woven polyolefin products. Woven polyolefin fabrics are flat, flexible structures produced by weaving narrow tapes of slit film and are characterized by high strength to weight ratios. While the broad uncoated woven polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include demanding industrial packaging applications such as lumber wrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products.

Competitive Strengths

     The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

     Technological Leadership. The Company is currently the only nonwovens producer that utilizes all of the established nonwoven process technologies and has recently introduced the new, proprietary Apex technology. The expertise of the Company's research and development staff have enabled the Company to develop innovative products, frequently in response to specific customer needs. The Company's research and development efforts have been focused on increasing its production capacity and improving its production processes, developing products based on the Company's existing technologies for new markets, and developing new process technologies to enhance existing business and allow entry into new businesses.

     State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capability in both its nonwoven and woven product lines. As a result, the Company is one of the lowest cost producers in the markets in which it participates. In the third quarter of 1996, the Company announced a major capacity expansion with the installation of a new 4.2 meter spunbond/meltblown/spunbond ("SMS") line at its Mooresville, North Carolina plant location.

     Significant Market Share in Primary Markets. The Company has developed significant market shares in several of its primary markets. For example, the Company believes that it has a significant share of the noncaptive coverstock market and the wipes market and that it is the leading North American manufacturer of lumberwrap and woven uncoated fabric used for lamination to paper for the steel wrap market. The Company also believes that it is the leading North American supplier in both the manufactured housing bottom board and fiberglass packaging markets. The Company believes it has secured its leading share position in these markets as a result of its commitment to, and reputation for, innovation and quality.

     Experienced and Successful Management Team. The Company's senior management team has significant experience in the manufacturing and marketing of polyolefin products, with an average of 12 years of experience in this industry. Management's experience includes acquiring and employing assets at a low cost and increasing the utilization of assets. Management also has a successful track record of acquiring and improving complementary businesses while integrating them into the Company's existing businesses.

     Key Customer Relationships. The Company has successfully cultivated long-term relationships with key customers, such as Johnson & Johnson and Procter & Gamble, who are market leaders in their industries. The Company currently works closely as a developmental partner of Procter & Gamble, focusing resources and working together to develop advanced components for next generation diapers. As part of the Chicopee Acquisition, the Company negotiated a long-term supply agreement with Johnson & Johnson, under which it provides nonwoven fabric requirements for Johnson & Johnson. In addition, the Company is the exclusive supplier to Bulldog Bag Ltd. for its woven fabrics product line pursuant to a ten-year supply agreement. The Company's success in developing and strengthening its relationships with these and other key customers is attributable to its commitment to product quality, dedication to customer technical service and sensitivity and responsiveness to changing customer needs.

Business Strategy

          The Company strives to be the leading supplier in its chosen markets by delivering high quality products and service at competitive prices. To achieve these goals, the Company's primary strategy focuses on:

          Continuous Improvement Aimed at Increasing Product Value and Reducing Costs. The Company is committed to continuous improvements throughout its business to increase product value and lower costs. State-of-the-art equipment, much of which has been developed internally and is proprietary to the Company, has been designed and installed to continuously measure process parameters and maintain narrow production tolerances, resulting in less product variation. As a result, the Company's manufacturing processes utilize less material and produce a higher quality fabric. In addition, the Company maintains a human resource program aimed at capturing productivity gains through team building, formal training and employee empowerment.

         Development of High Value-Added Niche Products. The Company is committed to investment in the development of products for high value-added niche markets. The Company has developed and sought patent approval for several new concepts for absorbent core structures, including pulpless cores for blood sorbents, diapers and adult incontinence products. These structures have the potential to significantly reduce the core size and cost of traditional pulp-filled absorbent cores while improving functionality. The Company has also developed a new line of hydrocarbon, marketed under the Micro-Set brand, sorbent polymers that encapsulate oil and other petroleum products rather than merely absorbing them, thereby offering EPA-approved disposability at a cost below existing technologies. Other new developments include the new proprietary Apex technology, which is a surface-forming technology capable of producing low-cost textile replacement fabrics with intricate, three-dimensional patterns.

         Entrance into New Markets with Existing Products. The Company believes that it has significant additional market opportunities for its existing products. The Company is actively expanding its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries.

          Expansion of Capacity through Capital Projects. The Company continuously evaluates opportunities to expand its existing production capacity and enhance production technologies. The Company has invested approximately $94.0 million in capital improvements since its inception to either debottleneck existing assets or to add new production capabilities and capacity.

           Strategic Acquisitions. The Company continuously evaluates opportunities to make acquisitions which complement and expand its core businesses or which have the potential to increase market share and distribution capability in high-margin complementary products. The Company may seek to vertically integrate operations where such expansion is economical and supports the Company's core business without adversely impacting its existing relationships.

Products

     The Company develops, manufactures and sells a broad array of nonwovens, woven polyolefin products, conulated/apertured (perforated) films, laminated composite structures, converted wipes and sorbent products. Sales are focused in four general product categories that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product categories include hygiene products, medical products, disposable products for wiping applications and industrial and specialty products.

     Marketing and research and development teams are committed to constant product innovation in conjunction with, the Company's customers. Close long-term relationships with and independent of end-use customers have been a significant factor in the Company's success by enabling the Company to better understand its customers' needs. In addition, the research and development teams seek to develop high value-added specialty products using existing assets in order to leverage the Company's capabilities to produce high-margin products.

Hygiene Products

     The hygiene products category represented approximately 44.4%, 45.1% and 80.8% or $231.2 million, $197.6 million and $133.5 million, of the Company's 1996 net sales, 1995 net sales and 1994 net sales, respectively. The Company produces a variety of nonwoven fabrics and films for use in the production of diapers, training pants, feminine sanitary protection, baby wet wipes and adult incontinence products.

     Recent innovations by the Company have broadened its product portfolio and provided customers with a full range of specialized components for unique or distinctive products. Accordingly, the Company believes that it is the only supplier capable of providing all of the thermal bond, adhesive bond, spunbond, SMS, coextruded apertured films, through-air bond and ultrasonic bond technologies which are required in the manufacturing of these products.

     The Company has a significant relationship with Procter & Gamble and supplies a full range of products to Procter & Gamble on a global basis. Procter & Gamble and the Company's marketing and research and development teams work closely as partners in the development of next generation products. The Company believes that this technical support ensures that the Company's products will continue to be incorporated into Procter & Gamble's product designs in the future. In addition, the Company has significant relationships with private-label producers of diaper products and is currently the primary supplier to Johnson & Johnson Personal Products for its nonwoven requirements for sanitary protection, tampon and adult incontinence products.

Medical Products

     The medical products category represented approximately 17.6% and 16.7%, or $91.7 million and $73.0 million, of the Company's 1996 net sales and 1995 net sales, respectively. The Company's medical products are used in the production of wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms and face masks, shoe covers and head wear.

     Johnson & Johnson is the Company's primary customer for medical products pursuant to a long-term supply agreement dated March 15, 1995 ("Supply Agreement"). The Supply Agreement lasts for a period of five years, and, provided that the Company's prices remain competitive with the marketplace, extends for a period of an additional five years.

     Surgical gowns and drapes containing a protective barrier against fluid strike-through are the largest and fastest growing applications for nonwoven fabrics in the medical products category. The Company produces fabric for this product group and treats the surface of the fabric to give it high fluid repellency required for this application. The sponge and dressing products are produced using spunlace apertured technology.

Wiping Products

     The wiping products category represented approximately 17.4% and 16.7% or $90.6 million and $73.0 million, of the Company's 1996 net sales and 1995 net sales, respectively. The Company has a complete line of wiping products used for food service, institutional, light industrial, janitorial and consumer markets. The Company primarily participates in the "dry wipes" portion of the market, which it considers to have greater potential for growth and opportunity to develop more value-added, specialty products. Within the "dry wipe" category, the three general end-use products are foodservice wipes, consumer household wipes and industrial and specialty wipes. The Company maintains a significant market share in the foodservice category and is a leading producer for the consumer and industrial categories.

     The Company utilizes primarily dry form resin bonded and spunlace technologies to manufacture its wiping products and also maintains dedicated converting and packaging equipment. In North America, the Company has a long-term manufacturing and distribution agreement with Berkley Medical Resources Inc. ("BMR") in Fairfield, Pennsylvania, to convert, warehouse and distribute a wide range of wiping products. The equipment used in the converting and packaging operations is owned by the Company and operated solely for its benefit. In Europe, the Company operates its own converting and packaging equipment within the Cuijk manufacturing facility. The Company is a leading manufacturer and marketer of wiping products as a result of its wide range of products, wide distribution base of dealers and foodservice distributors and its reputation for excellent customer service and technical support, including the ability to meet specific customer requirements.

Industrial and Specialty Products

     The industrial and specialty products category represented approximately 20.6%, 21.5% and 19.2%, or $107.8 million, $94.1 million and $31.8 million, of the Company's 1996 net sales, 1995 net sales and 1994 net sales, respectively. Demand for this product category is distributed among hundreds of end-use applications. Some typical end uses include filtration media, home furnishings, apparel interlinings, automotive insulation, agricultural fabrics, battery separators, fabric softener sheets, protective coverings and flexible industrial packaging. The Company's strength in engineering and extensive range of process technologies are well-suited to meet the specialized functionality requirements in this category. Customers typically have very specific performance and quality requirements that demand efficient design and process conditions. The ability to meet these design and process parameters at a competitive cost is a key strategic strength of the Company.

     The Company produces a broad range of industrial and specialty products and a variety of specialized niche products that add further to the diversification of this product category. The Company's industrial and specialty products are produced primarily using wetlaid, adhesive bond, through-air fusible fiber bond, spunbond, woven polyolefin and lamination technologies.

New Product Development

     The Company continually develops new products that incorporate the Company's wide variety of technologies. The Company's research and development efforts are focused on increasing production capacity and improving production processes, developing products based on existing technologies for new markets and developing new process technologies to enhance existing businesses and allow entry into new businesses. The expertise of the Company's research and development staff, working closely with manufacturing and marketing personnel, have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company enters into collaborative partnerships with its customers to develop and manufacture next generation products. The Company believes that these developmental partnerships enhance customer relationships by ensuring that the Company's products will continue to be incorporated into its customers' future products. The Company also utilizes in-plant pilot lines that are installed in its manufacturing facilities in order to develop new products under real manufacturing conditions prior to commercialization. The Company currently has several projects in advanced stages of development that it believes will present the potential for substantial growth. Research and development spending approximated $6.9 million in 1996.

Marketing and Sales

     The Company sells to well over 1,000 customers in the domestic and international markets. Approximately 59.8%, 11.0%, 20.8% and 8.4% of the Company's 1996 net sales were to entities in the United States, Canada, Europe and Mexico, respectively. Johnson & Johnson, the Company's largest customer, accounted for approximately 29% of the Company's 1996 net sales, while sales to Procter & Gamble accounted for approximately 14% of the Company's net sales for the same period, respectively.

     The Company sells primarily to manufacturers and converters who incorporate the Company's products into their finished goods. The Company employs direct sales representatives, a number of whom are engineers and each of whom has advanced technical knowledge of the Company's products and the applications for which they are used. The Company's sales representatives are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. Woven polyolefin products are sold primarily through a well-established network of converters, most of whom have been doing business with the Company or its subsidiaries for more than 15 years. Converters add incremental value to the Company's products and service the small order size requirements typical of many end users.

     In certain new high-margin niche markets, the Company has maintained control over distribution by dealing directly with end-use customers through its sales representatives. The Company offers a broad range of high-quality products, utilizing multiple technologies and materials, allowing its sales force to offer customers what the Company believes is the widest range and variety of nonwoven and woven polyolefin products available to meet customers' requirements from a single source. The Company has utilized its diverse product lines resulting from strategic acquisitions to market its products in high-value niche product areas.

Manufacturing Processes

         General. The Company's competitive strengths include low-cost, high-quality manufacturing processes and a broad range of process technologies, which allows the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of production variances and delivery lead time. The Company has a wide range of manufacturing capabilities (many of which are patented) that allow it to produce specialized products which, in certain cases, cannot be reproduced in the market. Substantially all of the Company's manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

     Nonwovens. The Company believes that it has the most comprehensive array of nonwoven manufacturing technologies in the industry. The Company has capabilities spanning the entire spectrum of nonwoven technologies, including the following manufacturing processes: spunbond, SMS, thermal and adhesive bond, spunlace, wet-laid, film extrusion and aperturing, through-air bond, ultrasonic bond and tenters, which is a finishing process.

     Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry, wet or molten. The dry-laid process utilizes textile fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. The wet-laid process utilizes papermaking technology in which the fibers are suspended in a water slurry and deposited onto a moving screen, allowing the water to pass through and the believes fibers to collect. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are completed simultaneously, making this method very efficient.

     Web consolidation is the process by which the fibers or film are bonded together using either mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS, ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS is the integrated process of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

     Finishing, or post-treatment, adds value and functionality to the product and typically includes surface treatments for fluid repellency, aperturing, embossing, laminating, printing and slitting. Spunlace and resin bond systems also have a post-treatment drying or curing step. Certain products also go through an aperturing process in which holes are opened in the fabric, improving absorbency.

     Films and Wovens. The woven/film process begins with plastic resin, which is extruded into a thin plastic film. The film is slit into narrow tapes and stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools which feed weaving machines. In the final step, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. The Company operates 160-inch and 80-inch coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. The 160-inch line is one of only two lines of that size in North America. At its Portland, Oregon facility, the Company extrudes specialized films that are used to laminate the woven product to paper and has the additional capability of printing up to four colors on one of the widest printing presses in North America.

     Outside Converting. In North America, the Company entered into a five-year manufacturing and distribution agreement in August 1993 with BMR to convert, warehouse and distribute a wide range of wiping products, utilizing the Company's manufacturing and converting assets. In Europe, the Company operates its own cutting, folding and packaging machines at its Cuijk manufacturing facility.

Competition

     The Company's primary competitors in its hygiene product categories are Veratec (a subsidiary of International Paper Co.), FiberWeb Group, Inc. and Poly-Bond Inc. in North America, and Corovin GmbH and J.W. Suominen O.Y. in Europe. Generally, product cost, technical capacity and innovation and customer relationships are the most important competitive factors. The Company believes that it is an industry leader in each of these categories.

     The Company's primary competitors in its medical product markets are E.I. Du Pont de Nemours & Co. ("Dupont") and the Dexter Nonwovens Division. Price, distribution, variety of product offerings and performance are the chief competitive factors in this product category.

     The Company's primary competitors in its wiping product markets are Du Pont in nonwovens and paper producers such as Fort Howard Corp., Atlantic Mills Inc., James River Corp. of Virginia and Kimberly-Clark Corporation. In addition to like-kind products, the Company's wiping products also compete with used rags, linen and paper products. Generally, cost, distribution and utility are the principal factors considered in food service and janitorial end uses, while product innovation, performance and technical support are the most important factors for specialty and industrial wiping products.

     The Company's primary competitors in its industrial and specialty product markets are Du Pont, Freudenberg Nonwovens L.P., Kimberly-Clark Corporation, Dexter Nonwovens Division, Kuraray Co., Ltd., Veratec and Reemay Inc. for nonwoven products and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for woven products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

     A number of the Company's niche product applications are sold into select specialized markets, and the Company believes that the size of such markets, relative to the amount of capital required for entry, as well as the advanced manufacturing processes required to service them, present barriers to entry for potential competitors. There can be no assurance, however, that these specialized markets, particularly as niche product applications become standardized over time, will not attract additional competitors that could have greater financial, technological, manufacturing and marketing resources than the Company.

Raw Materials

     The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon and tissue paper. In 1996, polypropylene fiber accounted for approximately 23% of the Company's cost of sales. The price of polypropylene and polyethylene is a function of, among other things, manufacturing capacity, demand and the price of crude oil. Historically, the price of polypropylene and polyethylene has fluctuated, such as in late 1994 and early 1995 when resin prices increased significantly. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, reducing prices, which reductions the Company expects will continue as incremental capacity continues to be added.

     There can be no assurance that the price of polypropylene and polyethylene will not increase in the future or that the Company will be able to pass on such increases to its customers as it has generally been able to do in the past. A significant increase in the price of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial conditions.

     The Company's major suppliers of polypropylene fiber are Hercules Fibres Corp. and Danaklon a/s, while its major supplier of polyethylene is Novacor Chemicals. The Company's major suppliers of rayon are Lenzing Fibers Corp. and Courtaulds Fibers, Inc., while its major suppliers of polyester are Wellman, Inc. and DuPont. The Company purchases its polypropylene resin and tissue paper from Indelpro, S.A. de C.V. and Crown Vantage, Inc., respectively.

     The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements are secured. In addition, there is no assurance that any new supply agreement entered into by the Company will have terms as favorable as those contained in current supply arrangements. The Company has not experienced any significant disruptions in supply as a result of shortages in raw materials.

Environmental

     The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements.

     The Company is also subject to laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), that may impose liability retroactively and without fault for releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

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

     Most of the Company's manufacturing processes are mechanical and are therefore considered to be environmentally benign. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Employees

     As of December 28, 1996, the Company employed approximately 2,300 persons. Of this total, approximately 900 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. The Company considers its employee relations to be very good.

Backlog

     Unfilled orders as of December 28, 1996 and December 30, 1995 amounted to approximately $76.8 million and $54.1 million, respectively.

Patents and Trademarks

     The Company considers its patents, patent licenses and trademarks, in the aggregate, to be of material importance to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 40 registered trademarks and approximately 100 patents or patent licenses in the United States. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

Safe Harbor Statement

This Form 10-K and the 1996 Annual Report from which certain portions are incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1, declared effective on May 9, 1996.

ITEM 2. PROPERTIES

     The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities. The Company believes that substantially all of its property and equipment is in good condition and that such equipment are adequate to meet its current manufacturing needs.


                                   Square
         Location                  Feet           Principal Function
     --------------------------------------------------------------------------------------
     Benson, North Carolina        469,000         Manufacturing, Sales, Marketing and
                                                   Warehousing
     Mooresville, North
     Carolina                       73,500         Manufacturing, Sales, Marketing and
                                                   Warehousing
     North Little Rock,
     Arkansas (Plant 1)            364,000(1)      Manufacturing

     North Little Rock,
     Arkansas (Plant 2)            119,000         Manufacturing and Warehousing

     Gainesville, Georgia          121,000(2)      Manufacturing and Warehousing

     Dayton, New Jersey            239,200         Research and Development

     Montreal, Quebec              118,000(2)      Manufacturing

     Cuijk, The Netherlands        364,000         Manufacturing, Sales, Marketing and
                                                   Warehousing

     Landisville, New Jersey       245,000         Manufacturing, Sales, Marketing and Research
                                                   and Development

     Vineland, New Jersey          83,500(3)       Manufacturing

     Rogers, Arkansas              126,000         Manufacturing

     Rogers, Arkansas              15,000(2)       Warehousing

     Neunkirchen, Germany          149,200         Manufacturing, Sales and Marketing

     North Bay, Ontario            300,000         Manufacturing

     Mississauga, Ontario          2,900(2)        Sales and Marketing

     Portland (Clackamas),
     Oregon                        30,000          Manufacturing

     Vancouver, British
     Columbia                      60,000(2)       Manufacturing

     San Luis Potosi, Mexico       100,000         Manufacturing and Marketing


                                  Square
        Location                  Feet            Principal Function
     -------------------------------------------------------------------------------------
     Guadalajara, Mexico           6,200(2)        Sales, Marketing and Warehousing

     Monterrey, Mexico             2,325(2)        Sales, Marketing and Warehousing

     Mexico City, Mexico           9,850(2)        Sales, Marketing and Warehousing

     North Charleston, South
     Carolina                      4,500(3)        Corporate

------------
     (1) Approximately 52,000 square feet of manufacturing space is utilized by the Company.
     (2) Leased.
     (3) Leased from entities affiliated with one of the Company's stockholders.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently a party to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

     Information required by this Item is incorporated by reference from page 42 of the 1996 Annual Report under the caption "Corporate and Investor Information."

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this Item is incorporated by reference from pages 17 and 18 of the 1996 Annual Report under the caption "Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this Item is incorporated by reference from pages 19 through 23 of the 1996 Annual Report under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements, including the report of independent auditors, and supplementary data required by this Item are incorporated by reference from the 1996 Annual Report. See Item 14 for a list of financial statements and the pages in the 1996 Annual Report from which they are incorporated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the Chicopee Acquisition on March 15, 1995, the
Company appointed Ernst & Young LLP, independent auditors, as independent accountants for Chicopee B.V. to replace Coopers & Lybrand (Nederland) ("C&L Nederland"), independent public accountants affiliated with Coopers & Lybrand International, whom the Company dismissed as of March 15, 1995. During the two fiscal years prior to the Chicopee Acquisition, there were no disagreements with C&L Nederland on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure nor did C&L Nederland reports on the financial statements for such periods contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting. C&L Nederland furnished a letter addressed to the Securities and Exchange Commission stating that they agree with these statements.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors required by this Item is incorporated by reference from the Notice of 1997 Annual Meeting of Stockholders and Proxy Statement dated March 20, 1997, ("Proxy Statement") under the captions "Election of Directors" on pages 1 - 3 of the Proxy Statement. The information on executive officers as of December 28, 1996 is listed below:

Jerry Zucker, Chairman, President, Chief Executive Officer and Director of the Company, 47, has been Chairman, President Chief Executive Officer and a Director since its inception. In addition to his duties with the Company, Mr. Zucker presently serves as Chairman of InterTech, one of the Company's principal stockholders, and has served in this capacity since 1983.

James G. Boyd, Executive Vice President, Treasurer, Secretary and Director of the Company, 52, has been Executive Vice President, Treasurer, Secretary and a Director of the Company since its inception. In 1986, Mr. Boyd joined InterTech where he currently serves as Executive Vice President, Treasurer and Director and performs various treasury, financial and legal functions for the Company and its affiliates.

S. Grant Reeves, Vice President of the Company, 40, has been Vice President of the Company since its inception. Mr. Reeves joined InterTech in 1986 and served as General Manager at Fabrene from 1991 through June 1994.

Thomas E. Phillips, Group Vice President - Finance, Systems and Administration, Nonwovens, 46, has held this position since March 1995. From 1993 until March 1995, Mr. Phillips served as General Manager and Vice President of FiberTech. Prior to joining FiberTech, Mr. Phillips served as a Vice President (1986-1992) and a Senior Vice President (1992-1993) of Reemay, Inc., a former InterTech affiliate, where his responsibilities included financial, human resources and administrative functions.

James L. Schaeffer, Group Vice President - Operations/Engineering, Nonwovens, 46, has served in this capacity since March 1995. From 1992 until March 1995, Mr. Schaeffer served as Vice President - Operations/Engineering of FiberTech. Prior to joining FiberTech, Mr. Schaeffer served as General Manager for Scott Nonwovens at the Landisville facility from 1990 to 1992.

Gregg Wilkinson, Group Vice President - Marketing, Sales and Technology, Nonwovens, 44, has served in this capacity since March 1995. From July 1994 until March 1995, Mr. Wilkinson served as Vice President - Marketing, Sales and Technology of FiberTech and from August 1993 until July 1994, Mr. Wilkinson served as Director - New Business Development. For the period 1987 to August 1993, Mr. Wilkinson served in sales and marketing management capacities with Reemay, Inc., a former InterTech affiliate.

Peter C. Bourgeois, Vice President, Wovens, 53, has served in this capacity since the Company's inception. Prior to attaining this position, Mr. Bourgeois had served as Vice President - Marketing and Sales for Fabrene since June 1989.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from pages 6 - 9 of the Proxy Statement under the caption "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from pages 4 - 6 of the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from pages 13 and 14 of the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS ON FORM 8-K

Financial Statements and Schedules

     (a) The following financial statements and Independent auditors report required by this Item are incorporated by reference from pages 24 - 41 of the 1996 Annual Report:

          (i)   Consolidated Balance Sheet.

          (ii)  Consolidated Statement of Operations.

          (iii) Consolidated Statements of Shareholders' Equity (Deficit).

          (iv)  Consolidated Statements of Cash Flows.

          (v)   Notes to Consolidated Financial Statements.

          (vi)  Report of Ernst & Young LLP, Independent Auditors.

     (b) Schedule II - Valuation and Qualifying Accounts ("Schedule II") is included on page 25 of this Form 10-K. Supplemental schedules other than
Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

Exhibits

          Exhibits required to be filed with this Form 10-K are listed in the following Exhibit Index.

Form 8-K

          On October 25, 1996, the Company filed a Form 8-K/A relative to the acquisition of FNA.

                               Polymer Group, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                                 (In Thousands)



               COLUMN A                     COLUMN B                COLUMN C                  COLUMN D            COLUMN E
               --------                  ----------------  ---------------------------     --------------      ----------------
                                                                   ADDITIONS
                                                           ---------------------------

                                           Balance at        Charged to                                           Balance at
                                          Beginning of       Costs and                       Deductions              End of
             Description                     Period          Expenses        Other           (Describe)              Period
             -----------                  ----------------  --------------  -----------     --------------      ----------------
Year ended December  28, 1996
Allowance  for doubtful accounts           $      1,885           9,060          114 (2)         7,211   (1)      $    3,848
Valuation allowance for deferred
     tax assets                            $     11,792           2,357            -               -              $   14,149
Restructuring costs                        $     15,453            -               -             3,444   (3)      $   12,009

Year ended December  30, 1995
Allowance  for doubtful accounts           $        496           5,788          674  (2)        5,073   (1)      $    1,885
Valuation allowance for deferred
     tax assets                            $     10,198           1,594            -                 -            $   11,792
Restructuring costs                        $          -               -       17,859  (4)        2,406   (3)      $   15,453

Year ended December  31, 1994
Allowance  for doubtful accounts           $        117             435          121               177   (1)      $      496

Valuation allowance for deferred
     tax assets                            $        693           9,505            -                 -            $   10,198


(1) Uncollectible accounts written off and price concessions.
(2) Business acquisitions, net.
(3) Charges to reserve.
(4) Reserve established as part of business acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Polymer Group, Inc.


                                                 /s/  Jerry Zucker
                                                 Jerry Zucker
                                                 Chairman, President
                                                 and Chief Executive
                                                 Officer

                                                 March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Jerry Zucker
Jerry Zucker                                     Chairman,Chief Executive
March 26, 1997                                   Officer, President and
                                                 Director (principal
                                                 executive officer)

/s/ James G. Boyd
James G. Boyd                                    Executive Vice President,
March 26, 1997                                   Treasurer and Director
                                                 (principal financial officer
                                                 and principal accounting
                                                 officer)


Bruce V. Rauner                                  Director
March 26, 1997

/s/ David A. Donnini
David A. Donnini                                 Director
March 26, 1997

/s/ Michael J. McGovern
Michael J. McGovern                              Director
March 26, 1997



/s/ L. Glenn Orr                                 Director
L. Glenn Orr
March 26, 1997

                                  EXHIBIT INDEX

3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

4.1 Form of certificate representing Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

4.2 Form of Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.1 Stock Purchase Agreement dated as of January 10, 1996 between the Company and ConX II (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.2 1996 Key Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.3 Form of Non-Qualified Stock Option Grant (incorporated by reference to the Company's to Exhibit 10.49 Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.4 Amendment No. 5 dated as of December 30, 1995 by and among FiberTech, the Subsidiary Guarantors and Parent Guarantors identified therein, the Lenders signatory thereto and the Chase Manhattan Bank (National Association), as agent (incorporated by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.5 Form of New Credit Facility (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

10.6 Form of Third Supplemental Indenture between the Company and Harris Trust and Savings Bank, as successor trustee (incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

11*  Statement of Computation of Earnings Per Share.

                                  Exhibit Index


13* Portions of 1996 Annual Report to security holders which have been expressly incorporated by reference.

16   Letter of Coopers & Lybrand (Nederland) (incorporated by reference to
     Exhibit 16 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424)).

21*  Subsidiaries of the Company.

23*  Consent of Ernst & Young LLP.

27*  Financial Data Schedule.


* Filed herewith.