Form 10-Q
period 1997-03-29
POLYMER GROUP INC
filed 1997-05-13
CIK 927417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For quarter ended March 29, 1997

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

      On May 2, 1997 there were 32,000,000 Common Shares, $.01 par value outstanding.

================================================================================

                              Polymer Group, Inc.

                               Index to Form 10-Q


                                                                          Page
Part I.  Financial Information

Item 1.  Financial Statements

       Condensed consolidated balance sheets -- March 29, 1997 and
       December 28, 1996.................................................   3

       Consolidated statements of operations -- Three months ended
       March 29, 1997 and March 30, 1996..................................  4

       Condensed consolidated statements of cash flows -- Three months ended March 29, 1997 and March 30, 1996............................  5

       Notes to consolidated financial statements........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    9


Part II.  Other Information.............................................   14

Signatures..............................................................   15

Exhibit Index...........................................................   16

Exhibit.................................................................   17


                         Part I. Financial Information
                         Item 1. Financial Statements
                              Polymer Group, Inc.
                     Condensed Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                     March 29,   December 28,
                                                       1997          1996
                                                   ---------------------------
                                                   (Unaudited)
Assets
Current assets:
 Cash and equivalents.....................         $ 32,584       $ 37,587
 Marketable securities....................           11,978         10,892
 Accounts receivable, net.................           67,291         64,752
 Inventories..............................           56,781         55,637
 Deferred income taxes and other..........           18,400         15,559
                                               ---------------------------

     Total current assets.................          187,034        184,427
Property, plant and equipment, net........          403,444        406,527
Intangibles, loan acquisition and
 organization costs, net..................           94,645         96,932
Deferred income taxes and other...........           21,354         20,229
                                               ---------------------------
         Total assets....................          $706,477       $708,115
                                               ===========================


Liabilities and shareholders' equity
Current liabilities:
 Accounts payable.........................         $ 37,835       $ 36,059
 Accrued liabilities and other............           36,361         35,717
 Current portion of long-term debt........           21,957         19,497
                                               ---------------------------
          Total current liabilities.......           96,153         91,273
                                               ---------------------------
Long-term debt, less current portion......          360,619        362,745
Deferred income taxes.....................           50,123         52,115
Other noncurrent liabilities..............            6,352          6,064
Shareholders' equity:
 Series preferred stock - $.01 par
  value, 10,000,000 shares authorized,
   0 shares issued and outstanding........               --             --
 Common stock - $.01 par value,
  100,000,000 shares authorized,
  32,000,000 shares issued and
  outstanding.............................              320            320
 Non-voting common stock - $.01 par
  value, 3,000,000 shares authorized,
  0 shares issued and outstanding.........               --             --
 Additional paid-in capital...............          243,662        243,662
 (Deficit)................................          (49,821)       (54,783)
 Cumulative translation adjustment........             (501)         6,790
 Unrealized holding (loss) on
  marketable securities...................             (430)           (71)
                                               ---------------------------
                                                    193,230        195,918
                                               ---------------------------
       Total liabilities and shareholders'
       equity.............................         $706,477       $708,115
                                               ===========================

                            See accompanying notes.

                              Polymer Group, Inc.

               Consolidated Statements of Operations  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                            Three Months Ended
                                        ------------------------
                                          March  29,   March 30,
                                             1997         1996
                                        ------------  ----------

Net sales...............................    $128,947    $122,715
Cost of goods sold......................      96,362      93,320
                                           ---------   ---------

Gross profit............................      32,585      29,395
Selling, general and administrative
 expenses...............................      18,656      18,111
                                           ---------   ---------

Operating income........................      13,929      11,284

Other (income) expenses:
  Interest expense, net.................       6,834      10,579
  Foreign currency transaction
     (gains) losses, net................        (320)      1,332
                                           ---------   ---------
                                               6,514      11,911
                                           ---------   ---------

Income (loss)  before income taxes
 (benefit)..............................       7,415        (627)

Income taxes (benefit)..................       2,453        (144)
                                           ---------   ---------

Net income (loss).......................       4,962        (483)

Redeemable preferred stock dividends and
     accretion..........................          --      (2,104)
                                           ---------   ---------

Net income (loss) applicable to common
 stock..................................    $  4,962    $ (2,587)
                                           =========   =========


Per share:
   Net  income (loss) applicable to
    common stock........................        $.16       $(.13)
                                           =========   =========

Weighted average number of shares
 outstanding............................       32,000     20,500
                                           ==========  =========




                            See accompanying notes.

                              Polymer Group, Inc.

          Condensed Consolidated Statements of Cash Flows  (Unaudited)
                                 (In Thousands)

                                                                Three Months Ended
                                                              -----------------------
                                                              March 29,     March 30,
                                                                1997          1996
                                                              --------      ---------

Operating activities
  Net income (loss).........................................  $  4,962       $  (483)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization expense...................     9,901         9,271
    Foreign currency transaction (gains) losses, net........      (320)        1,332
    Provision for losses on accounts receivable and price
     concessions............................................     2,278         2,111
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (4,817)       (6,525)
    Inventories.............................................    (1,144)          223
    Accounts payable and accrued liabilities................     2,708        (5,340)
    Other, net..............................................    (3,553)       (3,721)
                                                              --------       -------
        Net cash provided (used) by operating activities....    10,015        (3,132)
                                                              --------       -------

Investing activities
  Purchases of property, plant and equipment................   (13,369)       (5,905)
  Purchases of marketable equity securities.................    (7,335)       (8,582)
  Proceeds from sales of marketable equity securities.......     5,965         6,300
  Other costs...............................................      (146)          (34)
                                                              --------       -------
        Net cash (used in) investing activities.............   (14,885)       (8,221)
                                                              --------       -------

Financing activities
  Proceeds from debt........................................     7,150         7,400
  Payments of debt..........................................    (3,284)       (2,734)
  Issuance of redeemable preferred stock....................        --        10,000
  Loan acquisition costs....................................       (14)         (200)
                                                              --------       -------
        Net cash provided by financing activities...........     3,852        14,466
                                                              --------       -------
Effect of exchange rate changes on cash.....................    (3,985)         (299)
                                                              --------       -------
Net increase (decrease) in cash and cash equivalents........    (5,003)        2,814
Cash and equivalents at beginning of period.................    37,587        18,088
                                                              --------       -------
Cash and equivalents at end of period......................   $ 32,584       $20,902
                                                              ========       =======
Noncash financing activities
  Cumulative dividends on redeemable preferred stock........  $     --       $ 2,104


                            See accompanying notes.

                              Polymer Group, Inc.

                   Notes to Consolidated Financial Statements



Note 1. Description of Business and Basis of Presentation

Polymer Group, Inc. ("Polymer Group" or the "Company") is a world-wide manufacturer of flexible nonwoven and woven polyolefin fabrics. The Company's principal lines of business include hygiene, medical, wiping and industrial and specialty products. The Company operates thirteen manufacturing facilities located in the United States, Canada, Mexico, Germany and the Netherlands.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended March 29, 1997, are not necessarily indicative of the results that may be expected for fiscal 1997. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                          March 29,    December 28,
                                            1997           1996
                                          -------------------------
                                          (Unaudited)

Inventories:
  Finished goods.....................       $28,679       $26,809
  Work in process and stores and
    maintenance parts................         3,635         3,328
  Raw materials......................        24,467        25,500
                                            ---------------------


Total................................       $56,781       $55,637
                                            =====================

Note 3. Net Income (Loss) Per Share

Net income (loss) per common share is determined by dividing net income (loss) applicable to common stock by the average number of shares outstanding during the period.


Note 4. Selected Financial Data of Guarantors

Payment of the $100.0 million 12-1/4% Senior Notes is unconditionally guaranteed, jointly and severally, on a senior basis by FiberTech Group, Inc., PGI Polymer, Inc., Chicopee Holdings, Inc. and Chicopee, Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of the Company. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth selected financial data of the Guarantors (in thousands):

                                                 Statement of Operations Data (Unaudited)
                        ----------------------------------------------------------------------------------------
                                      Three Months Ended                            Three Months Ended
                                         March 29, 1997                               March 30, 1996
                        --------------------------------------------  ------------------------------------------
                          Chicopee              FiberTech     PGI     Chicopee              FiberTech      PGI
                          Holdings,  Chicopee,    Group,    Polymer,  Holdings,  Chicopee,    Group,     Polymer,
                           Inc.*      Inc.*        Inc.       Inc.      Inc.*      Inc.*       Inc.        Inc.
                        --------------------------------------------  ------------------------------------------
Net sales...............  $   --      $ 48,226   $ 24,781   $     --  $      --   $ 51,603   $ 28,825   $     --
Operating income
  (loss)................      --         4,804     (1,884)        12         --      5,443         31        (71)
Income (loss) before
  income taxes..........      --           544     (2,730)     5,074         72      2,095     (2,652)      (271)
Net income (loss).......      --           327     (1,708)     3,395         43      1,253     (2,052)      (402)


                                                  Balance Sheet Data (at End of Period)
                        ----------------------------------------------------------------------------------------
                                 March 29, 1997  (Unaudited)                      December 28, 1996
                        --------------------------------------------  ------------------------------------------
                          Chicopee              FiberTech     PGI     Chicopee              FiberTech     PGI
                          Holdings,  Chicopee,   Group,     Polymer,  Holdings,  Chicopee,   Group,     Polymer,
                            Inc.*      Inc.*      Inc.        Inc.      Inc.*      Inc.*      Inc.        Inc.
                        --------------------------------------------  ------------------------------------------
Working capital.........  $ 7,652     $  7,703   $ 16,061   $    340    $ 7,519   $ 12,866   $ 19,688   $    331
Total assets............   37,294      286,553    163,882    492,673     37,473    285,550    164,420    485,401
Total debt..............       --       88,350     57,650         --         --     87,000     54,000         --
Shareholder's equity....   30,492       19,979     46,112    422,460     30,492     19,687     53,022    419,065


* Chicopee Holdings, Inc. and Chicopee, Inc. became guarantors of the Senior Notes concurrently with the Company's initial public offering ("IPO") of 11.5 million shares of its common stock on May 15, 1996. Net proceeds to the Company after underwriting fees and discounts approximated $190.8 million.

Note 5.  Foreign Currency

On December 29, 1996, the Company changed the functional currency for its Mexican subsidiary from the nuevo peso to the United States dollar due to economic facts and circumstances including: (i) the cumulative inflation index in Mexico has approximated 100% over a three year period ended December 28, 1996; (ii) an increase in the volume of transactions denominated in dollars including dollar-indexed transactions; and (iii) the cash flows of the Company's Mexican subsidiary are directly affected since a substantial portion of transactions are dollar denominated or dollar-indexed. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FAS 52"), the dollar translated amounts of nonmonetary assets, primarily property, plant and equipment and goodwill, at December 28, 1996 became the accounting basis for those assets at December 29, 1996 and for subsequent periods. Additionally, the Mexican-related cumulative translation adjustment at December 28, 1996 accumulated in shareholders' equity prior to this change in functional currency remains as a separate component of shareholders' equity.

Note 6.  New Accounting Standard

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company will adopt FAS 128 on its effective date. The Company does not currently anticipate that the effect of adoption will have a material impact upon its current earnings per share computation.

Note 7.  Other Matters

On May 13, 1997, the Company announced that it intends to commence an offer to purchase all of the outstanding common shares of Merfin International Inc. ("Merfin"), a Canadian-based manufacturer of air-laid nonwoven products at a price of CDN $7.20 per common share. The offer, when made, will be subject to a number of conditions typical in transactions of this type, and would also be subject to certain other conditions. There can be no assurance that the offer will be successful or that the Company will acquire any or all of the assets or operations of Merfin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's 1996 Annual Report.

                             Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

                                           Three Months Ended
                                          March 29,    March 30,
                                            1997        1996
                                        -----------  ------------
Net sales:
   Hygiene..............................    42.0%       43.0%
   Medical..............................    16.6        19.4
   Wiping...............................    19.3        18.0
   Industrial and specialty.............    22.1        19.6
                                        -----------  ------------
                                           100.0%      100.0%

Cost of goods sold:
   Raw material costs...................    43.1        46.7
   Labor costs..........................     7.9         7.3
   Overhead costs.......................    23.7        22.1
                                        -----------  ------------

Total costs of goods sold...............       74.7        76.1

   Gross profit.........................       25.3        23.9
Selling, general and administrative
      expenses..........................       14.5        14.8
                                        -----------  -----------

Operating income........................       10.8         9.1

Other (income) expense:
   Interest expense, net................        5.3         8.6
   Foreign currency transaction (gains)
        losses, net.....................        (.2)        1.0
                                        -----------  -----------

Income (loss) before income taxes
      (benefit).........................        5.7         (.5)

Income taxes (benefit)..................        1.9         (.1)
                                        -----------  -----------

Net income (loss).......................        3.8%        (.4)%
                                        ===========  ===========


      Comparison of Three Months Ended March 29, 1997 and March 30, 1996

Net Sales

Consolidated net sales increased $6.2 million, or 5.1%, from $122.7 million for the three months ended March 30, 1996 to $128.9 million for the three months ended March 29, 1997. Net sales increased $9.0 million as a result of the acquisition of FNA Polymer Corp. ("FNA"), which was completed during the third quarter of 1996, offset by lower average selling prices in the hygiene and medical product categories which reflect declining raw material costs and a mix shift toward lower cost, more efficient spunbond and spunbond-meltblown-spunbond ("SMS") technology. Hygiene net sales increased 2.8%, or $1.5 million, from $52.7 million in 1996 to $54.2 million in 1997. Hygiene sales for adult incontinence products grew as a result of the acquisition of FNA, and rising demand for the Company's adhesive bond sub-layers and reticulon brand appetured facings. The continuing product mix shift towards more efficient spunbond and SMS technology resulted in lower revenues since a portion of the cost savings realized from these efficiencies were passed through to the customer in the form of lower average selling prices. Also contributing to lower sales growth in the hygiene product category was an inventory adjustment at a major customer which delayed shipments early in the first quarter of 1997. Medical sales were $21.5 million for the first quarter of 1997 as compared with $23.8 million for the first quarter of 1996. Declining raw material costs, especially wood pulp and polyester fiber, were passed through to our customers which resulted in lower revenues relative to last year. Wiping product sales increased 12.6%, or $2.8 million, from $22.1 million in 1996 to $24.8 million in

1997. This increase was due primarily to organic growth in food service product sales, increased penetration of foreign markets and the commercialization of product extensions. Sales in the industrial and specialty product category increased 17.7%, or $4.3 million, during the first quarter of 1997, to $28.5 million from $24.2 million in 1996 primarily as a result of strong unit growth for industrial protective fabrics and the acquisition of FNA for agricultural fabrics.

Gross Profit

Gross profit increased to $32.6 million, or 25.3% of consolidated net sales, for the first quarter of 1997 versus $29.4 million, or 23.9% of net sales, for the comparable period in 1996. The $3.2 million increase in gross profit over the first quarter of 1996 primarily reflected the benefit from the acquisition of FNA, combined with volume growth in the wiping and industrial and specialty product categories. First quarter 1997 raw material costs were 43.1% of net sales compared to 46.7% for the comparable period last year reflecting the downward trend in raw material prices which began in 1996. Direct labor costs, as a percent of net sales, were 7.9%, up from 7.3% during the first quarter of 1996. Overhead expenses increased approximately $3.5 million from 22.1% of net sales in the first quarter of 1996 to 23.7% of net sales in the first quarter of 1997 due primarily to incremental overhead costs associated with the acquisition of FNA and higher depreciation on completed capital expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the first quarter of 1997 decreased to 14.5% of consolidated net sales, down from 14.8% in 1996, primarily due to efficiencies from increased sales volume. Consolidated selling, general and administrative expenses for the first quarter of 1997 were $18.7 million, up approximately $0.5 million, or 3.0%, versus $18.1 million for 1996 primarily due to the additional expenses associated with FNA.

Other

Interest expense decreased $3.7 million from $10.6 million in the first quarter of 1996 to $6.8 million in the first quarter of 1997. Interest expense as a percentage of net sales decreased from 8.6% in the first quarter of 1996 to 5.3% in the first quarter of 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in the first quarter of 1997 resulting from the recapitalization and IPO.

During the first quarter of 1997, the Company recorded foreign currency transaction gains of approximately $0.3 million as compared to foreign currency transaction losses of $1.3 million in the comparable period of 1996. During the first quarter of 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $1.9 million, offset by its European operations, which recorded a $3.2 million foreign currency transaction loss. These gains and losses principally had no cash impact and occurred upon the remeasurement of United States dollar intercompany indebtedness applicable to the Company's foreign operations. As part of the IPO and recapitalization, the majority of the Company's United States dollar intercompany indebtedness at its Mexican, Canadian and German operations was effectively converted to equity, thus mitigating the Company's net foreign currency exposure. In addition, the Company determined that its United States dollar intercompany indebtedness at its Netherlands operation is of a long term investment nature in which settlement is not planned in the foreseeable future. Therefore, in accordance with FAS 52, gains and losses are excluded from the determination of net income and are reported in the same manner as translation adjustments.

The Company provided for income taxes of $2.5 million during the first quarter of 1997, representing an effective tax rate of 33.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the IPO. Polymer Group recorded an income tax benefit of $0.1 million as a result of the Company's pre-tax loss during the first quarter of 1996.

Net Income

Net income was approximately $5.0 million or $0.16 per share in the first quarter of 1997 as compared to a net loss of $(0.5) million or ($.13) per share in the first quarter of 1996. Net income was favorably impacted during the first quarter of 1997 by: (i) the acquisition of FNA; (ii) lower interest costs attributable to the recapitalization of indebtedness in connection with the IPO;
(iii) mitigation of foreign currency exposure attributable to the recapitalization; and (iv) a lower effective income tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES

                                          March 29,   December 28,
                                             1997         1996
                                        --------------------------
                                              (In Thousands)
Cash and equivalents, and marketable
 securities.............................   $ 44,562       $ 48,479
Current assets..........................    187,034        184,427
Current liabilities (excluding current
 portion of debt).......................     74,196         71,776
Working capital.........................    112,838        112,651
Total assets............................    706,477        708,115
Debt (including current portion)........    382,576        382,242
Shareholders' equity....................    193,230        195,918



                                             Three Months Ended
                                          March 29,      March 30,
                                             1997          1996
                                        --------------------------
                                              (In Thousands)

Net cash provided (used) by operating
 activities.............................   $ 10,015       $ (3,132)
Net cash (used in) investing activities.    (14,885)        (8,221)
Net cash provided by financing
 activities.............................      3,852         14,466

During the three months ended March 29, 1997, the Company's operations generated $10.0 million of cash, a net increase of $13.1 million over the comparable period in 1996. This increase arose principally from a higher level of operating income and lower interest costs during the first three months of 1997 as compared to 1996. The Company's working capital (excluding current portion of debt) increased approximately $0.1 million from $112.7 million at December 28, 1996 to $112.8 million at March 29, 1997. Cash and equivalents and marketable securities were $44.6 million at March 29, 1997 as compared to $48.5 million at December 28, 1996, a net decrease of $3.9 million. Interest payments of approximately $10.5 million were made during the three months ended March 29, 1997.

In connection with the IPO, the Company entered into a new credit agreement consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. Unused commitments under the revolving credit facility approximated $39.0 million at March 29, 1997. In addition, the ratio of debt to total capital was 66.4% at March 29, 1997, compared to 66.1% at year-end 1996.

Capital expenditures for the first quarter of 1997 totaled $13.4 million, an increase of approximately $7.5 million over the comparable period of 1996 due primarily to expansion of adhesive bond and reticulon capacity, and a new 4.2 meter wide SMS line at the Company's Mooresville, North Carolina plant site. Total capital outlays for the new SMS line are expected to approximate $25.0 million. Approximately $4.3 million has been expended on a cumulative basis through the end of first quarter 1997. Commercial start-up of the line is expected to begin in the fourth quarter of 1997. The Company anticipates that capital expenditures for the remainder of 1997 will approximate $53.0 million.

The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including but not limited to, borrowings under its existing credit facilities, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.


Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the first quarter of 1997.

Foreign Currency

The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. See Note 5. Foreign Currency of Notes to Consolidated Financial Statements for a discussion of the Company's change in functional currency from the nuevo peso to the United States dollar for its Mexican operation.


Safe Harbor Statement under the Private Securities Litigation Act of 1995

Except for historical information contained herein, the matters set forth within the management's discussion and analysis of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by Polymer Group with the Securities and Exchange Commission ("SEC"), including the Company's Registration Statement on Form S-1, declared effective May 9, 1996 and its 1996 Annual Report on Form 10-K filed with the SEC on March 28, 1997.

                           Part II. Other Information


Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of its stockholders was held on April 25, 1997. At the annual meeting, the Company's stockholders voted on two proposals: (i) the election of two nominees to serve as directors for three year terms; and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year 1997. The voting of the Company's stockholders as to these matters was as follows:

               Election of Directors
               ---------------------

               David A. Donnini -  27,610,722 votes for; 600 votes withheld.

               L. Glenn Orr - 27,610,722 votes for; 600 votes withheld.


               Ratification of Appointment of Accountants
               ------------------------------------------

               27,608,972 votes for; 1,665 votes against; 685 abstentions.


Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index. No reports were filed on Form 8-K during the three months ended March 29, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       POLYMER GROUP, INC.


                  By:  /s/ Jerry Zucker
                       Jerry Zucker
                       Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)



                  By:  /s/ James G. Boyd
                       James G. Boyd
                       Executive Vice President, Treasurer and Director (Principal Financial Officer and Principal
                        Accounting Officer)



                       May 9, 1997
                       (Date)

                                 Exhibit Index

Exhibit
Number
------


11         Earnings Per Share

27         Financial Data Schedule (Electronic Format Only)