Form 10-Q
period 1997-06-28
POLYMER GROUP INC
filed 1997-08-12
CIK 927417

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended June 28, 1997

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

     On August 8, 1997 there were 32,000,000 Common Shares, $.01 par value outstanding.


================================================================================

                              Polymer Group, Inc.

                              Index to Form 10-Q

                                                                            Page
Part I.   Financial Information                                                3

Item 1.   Financial Statements                                                 3

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10


Part II.  Other Information                                                   17


Signatures                                                                    18

Exhibit Index                                                                 19

Exhibit                                                                       20

                         Part I. Financial Information
                         Item 1. Financial Statements
                              Polymer Group, Inc.
                     Condensed Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                       June 28,    December 28,
                                                         1997          1996
                                                      ----------  -------------
                                                      (Unaudited)
Assets
Current assets:
  Cash and equivalents                                  $ 31,855       $ 37,587
  Marketable securities                                   12,677         10,892
  Accounts receivable, net                                75,331         64,752
  Inventories                                             61,322         55,637
  Deferred income taxes and other                         17,906         15,559
                                                        --------       --------
     Total current assets                                199,091        184,427
Property, plant and equipment, net                       406,646        406,527
Intangibles, loan acquisition and
 organization costs, net                                  92,457         96,932
Deferred income taxes and other                           20,300         20,229
                                                        --------       --------
     Total assets                                       $718,494       $708,115
                                                        ========       ========


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                      $ 32,469       $ 36,059
  Accrued liabilities and other                           41,651         35,717
  Current portion of long-term debt                           86         19,497
                                                        --------       --------
     Total current liabilities                            74,206         91,273
                                                        --------       --------
Long-term debt, less current portion                     390,113        362,745

Deferred income taxes                                     49,257         52,115

Other noncurrent liabilities                               5,347          6,064

Shareholders' equity:
  Series preferred stock - $.01 par value,
    10,000,000 shares authorized, 0 shares issued and
    outstanding                                               --             --
  Common stock - $.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and outstanding      320            320
   Non-voting common stock - $.01 par value, 3,000,000
    shares authorized, 0 shares issued and outstanding        --             --
  Additional paid-in capital                             243,662        243,662
  (Deficit)                                              (43,809)       (54,783)
  Cumulative translation adjustment                       (1,238)         6,790
  Unrealized holding gain (loss) on marketable
   securities                                                636            (71)
                                                        --------       --------
                                                         199,571        195,918
                                                        --------       --------
     Total liabilities and
      shareholders' equity                              $718,494       $708,115
                                                        ========       ========

                            See accompanying notes.

                              Polymer Group, Inc.

               Consolidated Statements of Operations (Unaudited)
                     (In Thousands, Except Per Share Data)

                                              Three Months Ended         Six Months Ended
                                           -----------------------    -----------------------
                                           June 28,       June 29,    June 28,       June 29,
                                             1997           1996        1997           1996
                                           --------       --------    --------       --------
Net sales                                  $131,508       $128,593    $260,455       $251,308
Cost of goods sold                           96,792         96,328     193,154        189,648
                                          ---------       --------    --------       --------

Gross profit                                 34,716         32,265      67,301         61,660
Selling, general and
 administrative expenses                     19,037         16,480      37,693         34,591
                                          ---------       --------    --------       --------

Operating income                             15,679         15,785      29,608         27,069

Other (income) expenses:
 Interest expense, net                        6,698          9,026      13,532         19,605
 Foreign currency transaction
  (gains) losses, net                            (5)         2,241        (325)         3,573
                                          ---------       --------    --------       --------
                                              6,693         11,267      13,207         23,178
                                          ---------       --------    --------       --------

Income before income taxes and
  extraordinary item                          8,986          4,518      16,401          3,891

Income taxes                                  2,974          1,920       5,427          1,776
                                          ---------       --------    --------       --------

Income before extraordinary item              6,012          2,598      10,974          2,115

Extraordinary item, (loss) from
 extinguishment of debt, net of
 income tax benefit of $7,492                     -        (13,932)          -        (13,932)
                                          ---------       --------    --------       --------

Net income (loss)                             6,012        (11,334)     10,974        (11,817)
Redeemable preferred stock dividends and
 accretion                                        -           (916)          -         (3,020)
                                          ---------       --------    --------       --------
Net income (loss) applicable to common
 stock                                    $   6,012       $(12,250)   $ 10,974       $(14,837)
                                          =========       ========    ========       ========

Net income (loss) per common share:
   Income (loss) before extraordinary
    item                                  $     .19       $    .06    $    .34       $   (.04)
   Extraordinary item, (loss) from
    extinguishment of debt, net of
    income tax benefit                            -           (.53)          -           (.60)
                                          ---------       --------    --------       --------
Net income (loss) applicable to
 common stock                             $     .19       $   (.47)   $    .34       $   (.64)
                                          =========       ========    ========       ========
Weighted average number of shares
 outstanding                                 32,000         26,250      32,000         23,375
                                          =========       ========    ========       ========

                            See accompanying notes.

                              Polymer Group, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In Thousands)


                                            Six Months Ended
                                         ---------------------
                                          June 28,    June 29,
                                            1997        1996
                                         ---------   ---------
Operating activities
  Net income (loss)                       $ 10,974   $(11,817)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Extraordinary item, loss from
       extinguishment of debt,
       net of income tax benefit                --     13,932
     Depreciation and amortization
      expense                               20,008     18,266
     Foreign currency transaction
      (gains) losses, net                     (325)     3,573
     Provision for losses on
       accounts receivable and price
       concessions                           3,470      3,856
  Changes in operating assets and
   liabilities:
     Accounts receivable                   (14,049)    (9,095)
     Inventories                            (5,685)    (3,501)
     Accounts payable and accrued
      liabilities                            1,627      2,399
     Other, net                                254     (1,408)
                                          --------   --------
       Net cash provided by
        operating activities                16,274     16,205
                                          --------   --------
Investing activities
  Purchases of property, plant and
   equipment                               (27,457)   (10,973)
  Purchases of marketable securities       (10,585)   (15,452)
  Proceeds from sales of marketable
   securities                                9,591      8,100
  Organization and other costs                 (84)       (49)
                                          --------   --------
       Net cash (used in)
        investing activities               (28,535)   (18,374)
                                          --------   --------

Financing activities
  Issuance of common stock, net of
   costs incurred                               --    190,838
  Proceeds from debt                        27,093    235,400
  Payments of debt                         (14,780)  (363,905)
  Redemption of preferred stock                 --    (57,359)
  Issuance of redeemable preferred
   stock                                        --     10,000
  Loan acquisition and debt prepayment
   costs                                      (113)   (11,067)
                                          --------   --------
       Net cash provided by
        financing activities                12,200      3,907
                                          --------   --------
Effect of exchange rate changes on cash     (5,671)      (483)
                                          --------   --------
Net increase (decrease) in cash and
 cash equivalents                           (5,732)     1,255
Cash and equivalents at beginning
 of period                                  37,587     18,088
                                          --------   --------
Cash and equivalents at end of
 period                                   $ 31,855   $ 19,343
                                          ========   ========

Noncash financing activities
  Cumulative dividends on redeemable
   preferred stock                        $     --   $  3,020

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and six months ended June 28, 1997, are not necessarily indicative of the results that may be expected for fiscal 1997. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                            June 28,    December 28,
                                              1997          1996
                                         ---------------------------
                                           (Unaudited)

Inventories:
  Finished goods                            $ 32,838      $ 26,809
  Work in process and stores and
    maintenance parts                          3,840         3,328
  Raw materials                               24,644        25,500
                                            ------------------------

  Total                                     $ 61,322      $ 55,637
                                            ========================

Note 3. Net Income (Loss) Per Share

Net income (loss) per common share is determined by dividing net income (loss) applicable to common stock by the average number of shares outstanding during the period.

Note 4.  Selected Financial Data of Guarantors

Payment of the $100.0 million 12-1/4% Senior Notes ("Senior Notes"), which were refinanced on July 3, 1997 as discussed in Note 7. Subsequent Event of Notes to Consolidated Financial Statements, is unconditionally guaranteed, jointly and severally on a senior basis by certain of the Company's wholly-owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth selected financial data of the Guarantors and Non-Guarantor subsidiaries (in thousands):


         Condensed Consolidating Selected Balance Sheet Financial Data
                              As of June 28, 1997

                          Combined          Combined                       Reclassifica-
                         Guarantor        Non-Guarantor        The           tions and
                        Subsidiaries      Subsidiaries       Company        Eliminations       Consolidated
                        ------------      -------------      -------       -------------       ------------
Working capital           $   52,392           $ 66,127      $  6,244        $       122           $124,885
Total assets               1,063,847            321,327       498,981         (1,165,661)           718,494
Total debt                   468,007            157,286       272,858           (507,952)           390,199
Shareholders' equity         533,129            115,242       207,487           (656,287)           199,571


         Condensed Consolidating Selected Balance Sheet Financial Data
                            As of December 28, 1996

                          Combined          Combined                       Reclassifica-
                         Guarantor        Non-Guarantor        The           tions and
                        Subsidiaries      Subsidiaries       Company        Eliminations      Consolidated
                       ---------------  -----------------  -----------   -----------------  ---------------
Working capital             $   38,097           $ 47,034      $  7,904        $       119          $ 93,154
Total assets                 1,032,233            278,676       471,796         (1,074,590)          708,115
Total debt                     442,447            114,692       260,790           (435,687)          382,242
Shareholders' equity           527,475            110,238       195,918           (637,713)          195,918


    Condensed Consolidating Statement of Operations Selected Financial Data
                    For the Six Months Ended June 28, 1997

                          Combined          Combined                     Reclassifica-
                          Guarantor       Non-Guarantor       The          tions and
                        Subsidiaries      Subsidiaries      Company       Eliminations      Consolidated
                       ---------------  ----------------  -----------   ----------------   ---------------
Net sales                     $165,495           $99,174      $     -           $ (4,214)         $260,455
Operating income                12,120            14,381        3,107                  -            29,608
Income (loss) before
   income taxes                  9,681            12,311       (5,591)                 -            16,401
Income taxes (benefit)             (93)            1,510        4,010                  -             5,427
Equity in earnings
     of subsidiaries                 -                 -       20,575            (20,575)                -
Net income                       9,774            10,801       10,974            (20,575)           10,974

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended June 29, 1996

                              Combined        Combined                Reclassifica-
                              Guarantor    Non-Guarantor      The       tions and
                            Subsidiaries    Subsidiaries    Company    Eliminations   Consolidated
                            ------------   -------------   --------   -------------   ------------
Net sales                   $    164,042   $      87,905   $     --   $       (639)   $    251,308
Operating income (loss)           13,372          13,698        (15)            14          27,069
Income (loss) before
  income taxes
  and extraordinary
  item                             3,405           2,911     (2,439)             14          3,891
Income taxes (benefit)             1,514            (558)       820              --          1,776
Income (loss) before
 extraordinary item                1,891           3,469     (3,259)             14          2,115
Extraordinary item               (10,745)            793     (3,980)             --        (13,932)
Equity in earnings
  (loss) of subsidiaries              --              --     (4,922)          4,922             --
Net income (loss)                 (8,854)          4,262    (12,161)          4,936        (11,817)

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

Note 7. Subsequent Event

On July 3, 1997, the Company refinanced its outstanding indebtedness by: (i) consummating the offering of $400.0 million 9% Senior Subordinated Notes due 2007 and the tender offer and related consent solicitation for its Senior Notes; and (ii) amending and restating its existing credit facility (collectively, the "Refinancing"). In the tender offer and consent solicitation, the Company purchased all of its outstanding Senior Notes for an amount in cash equal to $1,103.64 per $1,000 aggregate amount, plus accrued interest. The Company also solicited consents from tendering holders to amend the indenture under which the Senior Notes were issued to eliminate substantially all of the protective covenants contained therein, and paid a separate consent fee to holders who tendered their notes and delivered consents prior to the expiration of the consent solicitation. The Company received consents relating to, and tenders of, all of the outstanding Senior Notes. The amended credit facility provides for secured revolving credit facilities with an aggregate commitment of up to $325.0 million and a term of approximately six years. The Company's current portion of long-term debt which was refinanced in connection with the Refinancing has been classified as long-term debt in the Company's June 28, 1997 condensed consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced."

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
                                                Three Months Ended              Six Months Ended
                                             ------------------------      -----------------------
                                             June 28,        June 29,      June 28,       June 29,
                                               1997            1996          1997           1996
                                             --------        --------      --------       --------
Net sales:
   Hygiene                                      42.5%          45.7%         42.3%           44.4%
   Medical                                      17.7           18.5          17.2            18.9
   Wiping                                       19.2           16.9          19.2            17.4
   Industrial and specialty                     20.6           18.9          21.3            19.3
                                              ------         ------        ------          ------
                                               100.0%         100.0%        100.0%          100.0%

Cost of goods sold:
   Raw material costs                           43.4           45.3          43.2            46.0
   Labor costs                                   7.9            7.4           7.9             7.4
   Overhead costs                               22.3           22.2          23.1            22.1
                                              ------         ------        ------          ------
 Total cost of goods sold                       73.6           74.9          74.2            75.5

   Gross profit                                 26.4           25.1          25.8            24.5
 Selling, general and administrative
       expenses                                 14.5           12.8          14.5            13.8
                                              ------         ------        ------          ------

Operating income                                11.9           12.3          11.3            10.7

Other (income) expense:
  Interest expense, net                          5.1            7.0           5.1             7.8
  Foreign currency transaction (gains)
        losses, net                                -            1.8          (0.1)            1.4
                                              ------         ------        ------          ------
                                                 5.1            8.8           5.0             9.2
Income before income taxes
   and extraordinary item                        6.8            3.5           6.3             1.5
Income taxes                                     2.3            1.5           2.1             0.7
                                              ------         ------        ------          ------
Income before extraordinary item                 4.5            2.0           4.2             0.8
Extraordinary item, net of income
   tax benefit                                     -          (10.8)            -            (5.5)
                                              ------         ------        ------          ------
Net income (loss)                                4.5%          (8.8)%         4.2%           (4.7)%
                                              ======         ======        ======          ======

       Comparison of Three Months Ended June 28, 1997 and June 29, 1996


Net Sales

Consolidated net sales increased $2.9 million, or 2.3%, from $128.6 million for the three months ended June 29, 1996 to $131.5 million for the three months ended June 28, 1997. Net sales increased $7.8 million as a result of the acquisition of FNA Polymer Corp. ("FNA"), which was completed during the third quarter of 1996, offset by a mix-shift toward lower cost spunbond and spunbond-meltblown-spunbond ("SMS") technology which replaced thermal bond fabric sales in certain applications. In addition, sales growth in Europe was unfavorably impacted by weaker foreign currency translation rates during the second quarter of 1997 relative to 1996. Hygiene product sales decreased 4.7%, or approximately $2.8 million, from $58.7 million in 1996 to $56.0 million in 1997. Hygiene sales for adult incontinence products grew as a result of the acquisition of FNA. However, increased competitive pressure has contributed to lower cost product designs incorporating spunbond and SMS technology which results in a pass through of a portion of the cost savings to the customer in the form of lower average selling prices. Medical sales were $23.3 million for the second quarter of 1997 as compared with $23.7 million for the second quarter of 1996. Lower raw material costs, including rayon fiber and polyester fiber, were passed through to customers which resulted in lower revenues compared to last year. Wiping product sales increased 15.8%, or approximately $3.4 million, from $21.7 million in 1996 to $25.2 million in 1997. Improved sales within this product category were driven by higher volumes of food service and consumer wiping product sales and geographic and product line extensions. Sales in the industrial and specialty product category increased approximately 11.0%, or $2.7 million, during the second quarter of 1997 to $27.1 million from $24.4 million in 1996 primarily as a result of strong unit growth for industrial fabrics and the acquisition of FNA.

Gross Profit

Gross profit increased to $34.7 million, or 26.4% of consolidated net sales, for the second quarter of 1997 versus $32.3 million, or 25.1% of net sales, for the comparable period in 1996. The approximate $2.5 million increase in gross profit over the second quarter of 1996 primarily reflected the benefit from the acquisition of FNA, combined with volume growth in the wiping and industrial and specialty product categories. Second quarter 1997 raw material costs were 43.4% of net sales compared to 45.3% for the comparable period last year reflecting the downward trend in raw material prices which began in 1996. Direct labor costs, as a percent of net sales, were 7.9%, up slightly from 7.4% during the second quarter of 1996. Overhead expenses were approximately 22.3% of net sales in the second quarter of 1997 compared to 22.2% of net sales in the second quarter of 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 14.5% of consolidated net sales during the first and second quarter of 1997 compared to 12.8% in the second quarter of 1996. Consolidated selling, general and administrative expenses for the second quarter of 1997 were $19.0 million, up approximately $2.6 million versus $16.5 million for the second quarter of 1996 due primarily to the additional costs associated with FNA and higher research and development costs related to product enhancements and other general and administrative costs.

Other

Interest expense decreased $2.3 million from $9.0 million in the second quarter of 1996 to $6.7 million in the second quarter of 1997. Interest expense as a percentage of net sales decreased from 7.0% in the second quarter of 1996 to 5.1% in the second quarter of 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in the second quarter of 1997 resulting from the recapitalization and the initial public offering ("IPO").

Net foreign currency transaction gains were not significant in the second quarter of 1997. Net foreign currency transaction losses of $2.2 million were recorded in the second quarter of 1996. During the second quarter of 1996, the Company's Mexico operation incurred net foreign currency transaction gains of $1.3 million, offset by its European operations which recorded foreign transaction losses of $3.5 million. These gains and losses incurred by the Company during the second quarter of 1996 principally had no cash impact and occurred upon the remeasurement of United States dollar intercompany indebtedness applicable to the Company's foreign operations. As a result of the recapitalization and IPO, the majority of the Company's United States dollar intercompany indebtedness at its Mexican, Canadian and German operations was effectively converted to equity, thus mitigating the Company's net foreign currency exposure. In addition, the Company determined that its United States dollar intercompany indebtedness at its Netherlands operation is of a long-term investment nature in which settlement is not planned in the foreseeable future. Therefore, in accordance with FAS 52, gains and losses are excluded from the determination of net income and are reported in the same manner as translation adjustments.

The Company provided for income taxes of approximately $3.0 million during the second quarter of 1997, representing an effective tax rate of 33.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the IPO. Polymer Group provided for income taxes of $1.9 million during the second quarter of 1996, representing an effective tax rate of 42.5%.

As a result of the recapitalization and IPO, the Company recorded an extraordinary item of $13.9 million, net of the income tax benefit of $7.5 million, related to the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of a portion of the Senior Notes during the second quarter of 1996.

Net Income

Net income was approximately $6.0 million, or $.19 per share, in the second quarter of 1997 as compared to a net loss of $(11.3) million, or $(.47) per share, in the second quarter of 1996. Net income was favorably impacted during the second quarter of 1997 by: (i) the acquisition of FNA; (ii) lower interest costs attributable to the recapitalization of indebtedness in connection with the IPO; (iii) mitigation of foreign currency exposure attributable to the recapitalization; and (iv) a lower effective income tax rate.

         Comparison of Six Months Ended June 28, 1997 and June 29, 1996


Net Sales

Consolidated net sales increased approximately $9.1 million, or 3.6%, from $251.3 million for the six months ended June 29, 1996 to $260.5 million for the six months ended June 28, 1997. Net sales increased $16.8 million as a result of the acquisition of FNA, offset by lower average selling prices in the hygiene and medical product categories which reflect declining raw material costs and a movement toward lower cost spunbond and SMS technology which replaced thermal bond fabric sales in certain applications. In addition, sales growth in Europe was unfavorably impacted by weaker foreign currency translation rates during 1997 relative to 1996. Hygiene product sales decreased 1.2%, or approximately $1.3 million, from $111.5 million in 1996 to approximately $110.1 million in 1997. Hygiene sales for adult incontinence products grew as a result of the acquisition of FNA. However, increased competitive pressure has contributed to lower cost product designs incorporating spunbond and SMS technology which results in a pass through of a portion of the cost savings to the customer in the form of lower average selling prices. Year to date medical sales in 1997 were $44.7 million as compared with $47.5 million in 1996. Lower raw material costs were passed through to customers which resulted in lower revenues compared to last year. Wiping product sales increased 14.2%, or $6.2 million, from $43.8 million in 1996 to $50.0 million in 1997. Improved sales within this product category were driven by higher volumes of food service and specialty wiping product sales and geographic and product line extensions. Sales in the industrial and specialty product category increased approximately 14.3%, or approximately $7.0 million, during the first six months of 1997 to $55.5 million from $48.6 million in 1996 primarily as a result of strong unit growth for industrial fabrics and the acquisition of FNA.

Gross Profit

Year to date gross profit in 1997 increased to $67.3 million, or 25.8% of consolidated net sales, versus $61.7 million, or 24.5% of net sales, for the comparable period in 1996. The approximate $5.6 million increase in gross profit over 1996 primarily reflected the benefit from the acquisition of FNA, combined with volume growth in the wiping and industrial and specialty product categories. Raw material costs during the first six months of 1997 were 43.2% of net sales compared to 46.0% for the comparable period last year reflecting the downward trend in raw material prices which began in 1996. Direct labor costs, as a percent of net sales, were 7.9% on a year to date basis in 1997, up from 7.4% during the first six months of 1996. Overhead expenses increased approximately $4.3 million from 22.1% of net sales in 1996 to 23.1% of net sales in 1997 due primarily to incremental overhead costs associated with the acquisition of FNA and higher depreciation on completed capital expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses on a year to date basis in 1997 were 14.5% of consolidated net sales, up from 13.8% in 1996. Year to date selling, general and administrative expenses in 1997 were $37.7 million, up approximately $3.1 million versus $34.6 million for 1996 due primarily to the additional costs associated with FNA and higher research and development costs related to product enhancements and other general and administrative costs.

Other

Year to date interest expense decreased $6.1 million from $19.6 million in 1996 to $13.5 million in 1997. Interest expense as a percentage of net sales decreased from 7.8% in 1996 to 5.1% in 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in 1997 resulting from the recapitalization and the IPO.

Year to date net foreign currency transaction gains were $0.3 million in 1997 as compared with net foreign currency transaction losses of $3.6 million in 1996. These gains and losses incurred by the Company during 1996 principally had no cash impact and occurred upon the remeasurement of United States dollar intercompany indebtedness applicable to the Company's foreign operations. As a result of the recapitalization and IPO, the majority of the Company's United States dollar intercompany indebtedness at its Mexican, Canadian and German operations was effectively converted to equity, thus mitigating the Company's net foreign currency exposure. In addition, the Company determined that its United States dollar intercompany indebtedness at its Netherlands operation is of a long-term investment nature in which settlement is not planned in the foreseeable future. Therefore, in accordance with FAS 52, gains and losses are excluded from the determination of net income and are reported in the same manner as translation adjustments.

The Company provided for income taxes of approximately $5.4 million during the first six months of 1997, representing an effective tax rate of 33.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the IPO. Polymer Group provided for income taxes of $1.8 million on a year to date basis in 1996, representing an effective tax rate of 45.6%.

As a result of the recapitalization and IPO, the Company recorded an extraordinary item of $13.9 million, net of the income tax benefit of $7.5 million, related to the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of a portion of the Senior Notes during the second quarter of 1996.

Net Income

Net income was approximately $11.0 million, or $.34 per share, for the six months ended June 28,1997 as compared to a net loss of $(11.8) million, or $(.64) per share, in the comparable period of 1996. Net income was favorably impacted during 1997 by: (i) the acquisition of FNA; (ii) lower interest costs attributable to the recapitalization of indebtedness in connection with the IPO;
(iii) mitigation of foreign currency exposure attributable to the recapitalization; and (iv) a lower effective income tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES

                                                    June 28,   December 28,
                                                      1997         1996
                                                    -----------------------
                                                         (In Thousands)
          Cash and equivalents, and marketable
           securities                               $ 44,532       $ 48,479
          Current assets                             199,091        184,427
          Current liabilities (excluding current
           portion of long-term debt)                 74,120         71,776
          Working capital                            124,971        112,651
          Total assets                               718,494        708,115
          Debt (including current portion)           390,199        382,242
          Shareholders' equity                       199,571        195,918


                                                       Six Months Ended
                                                    June 28,     June 29,
                                                      1997         1996
                                                    -----------------------
                                                        (In Thousands)
          Net cash provided by operating
           activities                               $ 16,274       $ 16,205
          Net cash (used in) investing
           activities                                (28,535)       (18,374)
          Net cash provided by financing
           activities                                 12,200          3,907

During the six months ended June 28, 1997, the Company's operations generated $16.3 million of cash. The Company's working capital (excluding current portion of long-term debt) increased $12.3 million from $112.7 million at December 28, 1996 to approximately $125.0 million at June 28, 1997. Cash and equivalents and marketable securities were $44.5 million at June 28, 1997 as compared to $48.5 million at December 28, 1996, a net decrease of approximately $4.0 million.

Capital expenditures for the first six months of 1997 totaled $27.5 million, an increase of approximately $16.5 million over the comparable period of 1996 due primarily to expansion of adhesive bond and reticulon capacity, and a new 4.2 meter wide SMS line at the Company's Mooresville, North Carolina plant site. Total capital outlays for the new SMS line are expected to approximate $25.0 million. Approximately $10.7 million has been expended on a cumulative basis through the end of the second quarter of 1997. Commercial start-up of the line is expected to begin in the fourth quarter of 1997. The Company anticipates that capital expenditures for the remainder of 1997 will approximate $35.8 million.

On July 3, 1997, the Company refinanced its outstanding indebtedness as discussed in Note 7. Subsequent Event of Notes to Consolidated Financial Statements. In the tender offer and consent solicitation, the Company purchased all of its outstanding Senior Notes for an amount in cash equal to $1,103.64 per $1,000 aggregate amount, plus accrued interest. The Company also solicited consents from tendering holders to amend the indenture under which the Senior Notes were issued to eliminate substantially all of the protective covenants contained therein, and paid a separate consent fee to holders who tendered their notes and delivered consents prior to the expiration of the consent solicitation. The Company received consents relating to, and tenders of, all of the outstanding Senior Notes. The amended credit facility provides for secured revolving credit facilities with an aggregate commitment of up to $325.0 million and a term of approximately six years.

The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including but not limited to, borrowings under the amended credit facility, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the first six months of 1997.

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

Safe Harbor Statement under the Private Securities Litigation Act of 1995

Except for historical information contained herein, the matters set forth within the management's discussion and analysis of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements.
The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by Polymer Group with the Securities and Exchange Commission.

                           Part II. Other Information


Item 1.   Legal Proceedings
               Not applicable.

Item 2.   Changes in Securities
               Not applicable.

Item 3.   Defaults upon Senior Securities
               Not applicable.

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

Item 5.   Other Information
               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
               Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

               On June 19, 1997, the Company filed a report on Form 8-K to disclose certain material events surrounding the Refinancing.

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



                       POLYMER GROUP, INC.


                   By: /s/ Jerry Zucker
                       Jerry Zucker
                       Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)



                   By: /s/ James G. Boyd
                       James G. Boyd
                       Executive Vice President, Treasurer and Director (Principal Financial Officer and Principal
                       Accounting Officer)



August 8, 1997

                                 Exhibit Index

Exhibit
Number
-------

11                Computation of Per Share Earnings.

27                Financial Data Schedule.

99.1 Offer to Purchase and Consent Solicitation Statement dated June 5, 1997 to any and all holders of the 12 1/4% Senior Notes due 2002.

99.2              Letter of Transmittal.

99.3              Notice of Guaranteed Delivery.