Form 10-Q/A
period 1996-06-29
POLYMER GROUP INC
filed 1997-09-08
CIK 927417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                   For the fiscal quarter ended June 29, 1996
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



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes   X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As indicated in the original filing, on August 8, 1996, there were 32,000,000 Common Shares, par value $0.01 per share, outstanding. On September 2, 1997, there were 32,000,000 Common Shares outstanding.
================================================================================

                                EXPLANATORY NOTE

          This amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended June 29, 1996 is filed for the sole purpose of providing Exhibits 3.1(ii) and 10.7 through 10.14, which were inadvertently omitted from the original filing on August 13, 1996. Exhibits 3.1(ii) and 10.7 through 10.14 shall hereafter form a part of the issuer's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 for all purposes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Polymer Group, Inc.


Dated: September 2, 1997         By:  /s/ James G. Boyd
                                    -------------------------------------
                                       James G. Boyd
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Duly Authorized Officer, Principal
                                       Financial Officer and Chief
                                       Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                        Document Description
- ------                        --------------------
3.1(i)      Form of Amended and Restated Certificate of Incorporation
            of the Company.(1)

3.1(ii)     Certificate of Designation of the Company.*

3.2         Amended and Restated By-laws of the Company.(1)

4.1 Form of certificate representing Common Stock of the Company.(1)

4.2         Form of Rights Agreement.(1)

10.1        Stock Purchase Agreement dated as of January 10, 1996
            between the Company and ConX II.(1)

10.2        1996 Key Employee Stock Option Plan of the Company.(1)

10.3        Form of Non-Qualified Stock Option Grant.(1)

10.4 Amendment No. 5 dated as of December 30, 1995 by and among FiberTech, the Subsidiary Guarantors and Parent
            Guarantors identified therein, the Lenders signatory thereto and the Chase Manhattan Bank (National Association), as agent.(1)

10.5        Form of Old Credit Facility.(1)

10.6 Form of Third Supplemental Indenture between the Company and Harris Trust and Savings Bank, as successor trustee.(1)

10.7        Recapitalization Agreement, dated May 6, 1996, among GTC
            Fund III, Zucker, Boyd, InterTech, FTG, CMIHI, Leeway and
            CalPERS.*

10.8        Voting Agreement, dated May 15, 1996, among the
            Company, GTC Fund III, Zucker, Boyd, InterTech, FTG,
            CMIHI and Leeway.*

10.9        Amendment No. 1 to Management Agreement, dated May 15,
            1996, by and between the Company, Chicopee and Zucker.*/**

10.10       Amendment No. 3 to Management Agreement, dated May 15,
            1996, by and between PGI Polymer, GTC Fund III, FiberTech and Zucker.*/**

10.11       Amendment No. 1 to Management Agreement, dated May 15,
            1996, by and between the Company, Chicopee and Boyd.*/**

10.12       Amendment No. 3 to Management Agreement, dated May 15,
            1996, between PGI Polymer, GTC Fund III, FiberTech and
            Boyd.*/**

10.13 Amendment No. 1 to Roll-In Agreement, dated May 15, 1996, by and among ZB Holdings, InterTech, the Company, Polypore, CMIHI, Zucker, Boyd and GTC Fund III.*

10.14       Indemnification Agreement, dated May 15, 1996, among the
            Company, InterTech, GTC Fund III, GTCR, ConX, ConX II,
            Zucker and Boyd.*

27          Financial Data Schedule (electronic format only)***

- ---------------------
            *    Filed herewith.
            **   Management contract or compensatory plan or arrangement.
            ***  Previously filed.

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-2424).