Form 10-K/A
period 1996-12-28
POLYMER GROUP INC
filed 1997-09-09
CIK 927417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class of stock:         Name of each exchange on which registered:
Common Stock, par value $.01 per share             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes   X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Company's voting stock held by nonaffiliates as of August 1, 1997 was $232,723,543. As of August 1, 1997, there were 32,000,000 shares of common stock outstanding.

                      Documents Incorporated By Reference
Specified sections of the registrant's 1997 Proxy Statement and its 1996 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.
================================================================================

                                 EXPLANATORY NOTE

     This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 28, 1996 is filed for the sole purpose of conforming the Exhibit Index to that contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, as amended, and restating Exhibit 21.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Polymer Group, Inc.


                                 By:      /s/ Jerry Zucker
                                     -------------------------------------------
                                           Jerry Zucker
                                           Chairman, President and
                                           Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capabilities and on September 5, 1997.


        Signature                             Capacity
        ---------                             --------
    /s/  Jerry Zucker           Chairman, Chief Executive Officer,
- ------------------------------- President and Director (principal executive
       Jerry Zucker             officer)


    /s/  James G. Boyd          Executive Vice President, Chief Financial
- ------------------------------- Officer, Treasurer and Director (principal
       James G. Boyd            financial officer and principal accounting
                                officer)


    /s/  Bruce V. Rauner        Director
- -------------------------------
       Bruce V. Rauner

    /s/  Michael J. McGovern    Director
- -------------------------------
       Michael J. McGovern

    /s/ David A. Donnini        Director
- -------------------------------
       David A. Donnini

    /s/  L. Glenn Orr, Jr.      Director
- -------------------------------
       L. Glenn Orr, Jr.

    /s/  John F. Ruffle         Director
- -------------------------------
       John F. Ruffle

                                 EXHIBIT INDEX

Exhibit
Number                                    Document Description
- ------                                    --------------------

3.1(i) Form of Amended and Restated Certificate of Incorporation of the Company.(1)

3.1(ii)          Certificate of Designation of the Company.(2)

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

10.5             Form of Old Credit Facility.(1)

10.6 Form of Third Supplemental Indenture between the Company and Harris Trust and Savings Bank, as successor trustee.(1)

10.7             Recapitalization Agreement, dated May 6, 1996, among GTC
                 Fund III, Zucker, Boyd, InterTech, FTG, CMIHI, Leeway and
                 CalPERS.(2)

10.8             Voting Agreement, dated May 15, 1996, among the
                 Company, GTC Fund III, Zucker, Boyd, InterTech, FTG,
                 CMIHI and Leeway.(2)

10.9             Amendment No. 1 to Management Agreement, dated May 15,
                 1996, by and between the Company, Chicopee and Zucker.(2)**

10.10            Amendment No. 3 to Management Agreement, dated May 15,
                 1996, by and between PGI Polymer, GTC Fund III, FiberTech and Zucker.(2)**

10.11            Amendment No. 1 to Management Agreement, dated May 15,
                 1996, by and between the Company, Chicopee and Boyd.(2)**

10.12            Amendment No. 3 to Management Agreement, dated May 15,
                 1996, between PGI Polymer, GTC Fund III, FiberTech and
                 Boyd.(2)**

10.13 Amendment No. 1 to Roll-In Agreement, dated May 15, 1996, by and among ZB Holdings, InterTech, the Company, Polypore, CMIHI, Zucker, Boyd and GTC Fund III.(2)

10.14            Indemnification Agreement, dated May 15, 1996, among the
                 Company, InterTech, GTC Fund III, GTCR, ConX, ConX II,
                 Zucker and Boyd.(2)

10.15            Fourth Supplemental Indenture between the Company and
                 Harris Trust and Savings Bank, as successor trustee, dated
                 August 14, 1996.(3)

21               Subsidiaries of the Company.*

- --------------------------

*    Filed herewith.

**   Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No.
     333-2424).

(2) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 13, 1996, for the fiscal quarter ended June 29, 1996, as amended.

(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K dated August 29, 1996.