Form 10-Q
period 1997-09-27
POLYMER GROUP INC
filed 1997-11-12
CIK 927417

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For quarter ended September 27, 1997

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

          Yes   X               No
              -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      On November 10, 1997 there were 32,000,000 Common Shares, $.01 par value outstanding.
================================================================================

                              Polymer Group, Inc.

                              Index to Form 10-Q

                                                            Page
Part I.  Financial Information                                3

Item 1.  Financial Statements                                 3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations    10


Part II.  Other Information                                  19


Signatures                                                   20

Exhibit Index                                                21

Exhibit                                                      22

                         Part I. Financial Information
                         Item 1. Financial Statements
                              Polymer Group, Inc.
                     Condensed Consolidated Balance Sheets
                       (In Thousands, Except Share Data)


                                                                                    Sept. 27,              December 28,
                                                                                      1997                     1996
                                                                                 ---------------         ---------------
                                                                                   (Unaudited)
Assets
Current assets:
  Cash and equivalents                                                              $ 40,995                $ 37,587
  Marketable securities                                                               30,887                  10,892
  Accounts receivable, net                                                            70,727                  64,752
  Inventories                                                                         63,121                  55,637
  Other                                                                               20,234                  15,559
                                                                                    --------                --------
      Total current assets                                                           225,964                 184,427
Property, plant and equipment, net                                                   422,177                 406,527
Intangibles, loan acquisition and organization costs, net                            101,738                  96,932
Other                                                                                 26,831                  20,229
                                                                                    --------                --------
      Total assets                                                                  $776,710                $708,115
                                                                                    ========                ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                  $ 33,192                $ 36,059
  Accrued liabilities and other                                                       45,477                  35,717
  Current portion of long-term debt                                                      945                  19,497
                                                                                    --------                --------
      Total current liabilities                                                       79,614                  91,273
                                                                                    --------                --------
Long-term debt, less current portion                                                 444,841                 362,745
Deferred income taxes                                                                 53,849                  52,115
Other noncurrent liabilities                                                           3,638                   6,064
Shareholders' equity:
  Series preferred stock - $.01 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding                                    --                      --
  Common stock - $.01 par value, 100,000,000 shares
    authorized, 32,000,000 shares issued and
    outstanding                                                                          320                     320
  Non-voting common stock - $.01 par value, 3,000,000
    shares authorized, 0 shares issued and
    outstanding                                                                           --                      --
  Additional paid-in capital                                                         243,662                 243,662
  (Deficit)                                                                          (46,866)                (54,783)
  Cumulative translation adjustment and other                                         (2,348)                  6,719
                                                                                    --------                --------
                                                                                     194,768                 195,918
                                                                                    --------                --------
      Total liabilities and shareholders' equity                                    $776,710                $708,115
                                                                                    ========                ========

                            See accompanying notes.

                              Polymer Group, Inc.
               Consolidated Statements of Operations (Unaudited)
                     (In Thousands, Except Per Share Data)

                                               Three Months Ended    Nine Months Ended
                                              --------------------  --------------------
                                              Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
                                                1997       1996       1997       1996
                                              ---------  ---------  ---------  ---------
Net sales                                      $129,711   $135,042   $390,166   $386,350
Cost of goods sold                               98,515    101,208    291,669    290,856
                                               --------   --------   --------   --------
Gross profit                                     31,196     33,834     98,497     95,494
Selling, general and administrative
 expenses                                        18,609     17,739     56,302     52,330
                                               --------   --------   --------   --------
Operating income                                 12,587     16,095     42,195     43,164
Other (income) expenses:
  Interest expense, net                           8,578      7,089     22,110     26,694
  Unrealized holding (gain) on marketable
   securities                                    (8,947)        --     (8,947)        --
  Foreign currency transaction
   (gains) losses, net                             (418)      (586)      (743)     2,987
                                               --------   --------   --------   --------
                                                   (787)     6,503     12,420     29,681
                                               --------   --------   --------   --------
Income before income taxes and
 extraordinary item                              13,374      9,592     29,775     13,483
Income taxes                                      4,426      4,061      9,853      5,837
                                               --------   --------   --------   --------
Income before extraordinary item                  8,948      5,531     19,922      7,646
Extraordinary item, (loss) from
 extinguishment of debt, net of
 income tax benefit of $5,959
 in 1997 and $7,492 in 1996                     (12,005)        --    (12,005)   (13,932)
                                               --------   --------   --------   --------
Net income (loss)                                (3,057)     5,531      7,917     (6,286)
Redeemable preferred stock dividends
 and accretion                                       --         --         --     (3,020)
                                               --------   --------   --------   --------
Net income (loss) applicable to
 common stock                                  $ (3,057)  $  5,531   $  7,917   $ (9,306)
                                               ========   ========   ========   ========
Net income (loss) per common share:
  Income before extraordinary item             $   0.28   $   0.17   $   0.62   $   0.18
  Extraordinary item, (loss) from
   extinguishment of debt, net of
   income tax benefit                             (0.38)        --      (0.38)     (0.53)
                                               --------   --------   --------   --------
Net income (loss) applicable to
 common stock                                  $  (0.10)  $   0.17   $   0.25   $  (0.35)
                                               ========   ========   ========   ========
Weighted average number of shares
 outstanding                                     32,000     32,000     32,000     26,250
                                               ========   ========   ========   ========

                            See accompanying notes.

                              Polymer Group, Inc.
          Condensed Consolidated Statements of Cash Flows  (Unaudited)
                                 (In Thousands)

                                                                      Nine Months Ended
                                                                ----------------------------
                                                                 Sept. 27,        Sept. 28,
                                                                    1997             1996
                                                                -----------      -----------
Operating activities
  Net income (loss)                                               $   7,917        $  (6,286)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Extraordinary item, net of income tax benefit                 12,005           13,932
       Depreciation and amortization expense                         29,815           27,258
       Foreign currency transaction (gains) losses, net                (743)           2,987
       Unrealized holding (gain) on marketable securities
         classified as trading                                       (8,947)               -
       Change in marketable securities classified as trading        (15,965)               -
  Changes in operating assets and liabilities, net of effects of business acquisition:
       Accounts receivable                                           (4,947)          (6,777)
       Inventories                                                   (6,558)          (2,408)
       Accounts payable and other                                     6,916           (2,184)
                                                                -----------      -----------
          Net cash provided by operating activities                  19,493           26,522
                                                                -----------      -----------

Investing activities
  Purchases of property, plant and equipment                        (46,072)         (18,739)
  Purchases of marketable securities classified as
    available for sale                                               (8,852)         (18,173)
  Proceeds from sales of marketable securities classified as
    available for sale                                               14,714           11,575
  Other, including business acquisition                             (14,499)         (53,474)
                                                                -----------      -----------
         Net cash (used in) investing activities                    (54,709)         (78,811)
                                                                -----------      -----------

Financing activities
  Issuance of common stock, net of costs incurred                         -          190,838
  Proceeds from debt                                                442,245          295,400
  Payments of debt                                                 (374,568)        (365,927)
  Redemption of preferred stock                                           -          (57,359)
  Issuance of redeemable preferred stock                                  -           10,000
  Loan acquisition and debt prepayment costs                        (25,891)         (11,188)
                                                                -----------      -----------
         Net cash provided by financing activities                   41,786           61,764
                                                                -----------      -----------
Effect of exchange rate changes on cash                              (3,162)            (133)
                                                                -----------      -----------
Net increase in cash and equivalents                                  3,408            9,342
Cash and equivalents at beginning of period                          37,587           18,088
                                                                -----------      -----------
Cash and equivalents at end of period                             $  40,995        $  27,430
                                                                ===========      ===========

Noncash financing activities
  Cumulative dividends on redeemable preferred stock              $       -        $   3,020

                            See accompanying notes.

                              Polymer Group, Inc.

                   Notes to Consolidated Financial Statements



Note 1. Description of Business and Basis of Presentation

Polymer Group, Inc. ("Polymer Group" or the "Company") is a world-wide manufacturer of flexible nonwoven and woven polyolefin fabrics. The Company's principal lines of business include hygiene, medical, wiping and industrial and specialty products. The Company operates manufacturing facilities in the United States, Canada, Mexico, Germany and the Netherlands.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and nine months ended September 27, 1997, are not necessarily indicative of the results that may be expected for fiscal 1997. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Inventories

Inventories are stated at the lower of costs or market using the first-in, first-out method of accounting and consist of the following:

                                                      Sept. 27,    December 28,
                                                        1997          1996
                                                     --------------------------
                                                     (Unaudited)

Inventories:
  Finished goods                                         $32,855        $26,809
  Work in process and stores and
    maintenance                                            4,080          3,328
  Raw materials                                           26,186         25,500
                                                     --------------------------

Total                                                    $63,121        $55,637
                                                     ==========================

Note 3. Net Income (Loss) Per Share

Net income (loss) per common share is determined by dividing net income (loss) applicable to common stock by the average number of shares outstanding during the period.

Note 4.  Refinancing

On July 3, 1997, the Company refinanced its outstanding indebtedness by: (i) consummating the offering of $400.0 million 9% Senior Subordinated Notes ("Senior Subordinated Notes") due 2007 and the tender offer and related consent solicitation for its $100 million 12-1/4% Senior Notes ("Senior Notes"); and
(ii) amending and restating its existing credit facility (collectively, the "Refinancing"). In the tender offer and consent solicitation, the Company purchased all of its outstanding Senior Notes for an amount in cash equal to $1,103.64 per $1,000 aggregate amount, plus accrued interest. The Company also solicited consents from tendering holders to amend the indenture under which the Senior Notes were issued to eliminate substantially all of the protective covenants contained therein, and paid a separate consent fee to holders who tendered their notes and delivered consents prior to expiration of the consent solicitation. The Company received consents relating to, and tenders of, all of the outstanding Senior Notes. The amended credit facility provides for secured revolving credit facilities with an aggregate commitment of up to $325.0 million and a term of approximately six years. In connection with consummation of the Refinancing, the Company recorded one-time charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the Senior Notes. The Registration Statement on Form S-4 (Reg. No. 333-32605) registering the exchange offer for the Senior Subordinated Notes was declared effective by the Securities and Exchange Commission ("SEC") on September 3, 1997 and the exchange offer was completed on October 3, 1997.

Note 5. Selected Financial Data of Guarantors

Payment of the Senior Subordinated Notes is guaranteed jointly and severally on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries and by each direct and indirect domestic subsidiary of the Company (excluding unrestricted subsidiaries) formed or acquired after issuance of the Senior Subordinated Notes. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         Condensed Consolidating Selected Balance Sheet Financial Data
                            As of September 27, 1997

                                  Combined          Combined                   Reclassifica-
                                 Guarantor       Non-Guarantor       The         tions and
                                Subsidiaries      Subsidiaries     Company     Eliminations     Consolidated
                            -----------------    -------------    --------     -------------    ------------
Working capital                   $   52,394          $ 69,339    $ 20,931      $     3,686        $146,350
Total assets                       1,086,183           338,475     930,694       (1,578,642)        776,710
Total debt                           461,315           166,195     710,766         (892,490)        445,786
Shareholders' equity                 564,422           118,625     194,768         (683,047)        194,768

         Condensed Consolidating Selected Balance Sheet Financial Data
                            As of December 28, 1996

                                  Combined         Combined                    Reclassifica-
                                 Guarantor       Non-Guarantor       The         tions and
                                Subsidiaries     Subsidiaries      Company      Eliminations     Consolidated
                            -----------------    -------------    --------     -------------     ------------
Working capital                   $   38,097          $ 47,034    $  7,904      $       119         $ 93,154
Total assets                       1,032,233           278,676     471,796       (1,074,590)         708,115
Total debt                           442,447           114,692     260,790         (435,687)         382,242
Shareholders' equity                 527,475           110,238     195,918         (637,713)         195,918

    Condensed Consolidating Statement of Operations Selected Financial Data
                 For the Nine Months Ended September 27, 1997

                                  Combined          Combined                    Reclassifica-
                                  Guarantor       Non-Guarantor       The         tions and
                                Subsidiaries      Subsidiaries      Company      Eliminations     Consolidated
                                ------------     --------------     -------     -------------     ------------
Net sales                         $249,167          $147,633        $    --        $ (6,634)        $390,166
Operating income                    17,103            20,622          4,470              --           42,195
Income before
  income taxes and
  extraordinary item                10,308            18,099          1,368              --           29,775
Income taxes (benefit)              (1,223)            2,426          8,650              --            9,853
Income (loss) before
  extraordinary item                11,531            15,673         (7,282)             --           19,922
Extraordinary item                  (4,587)             (839)        (6,579)             --          (12,005)
Equity in earnings
  of subsidiaries                       --                --         21,778         (21,778)              --
Net income (loss)                    6,944            14,834          7,917         (21,778)           7,917

    Condensed Consolidating Statement of Operations Selected Financial Data
                 For the Nine Months Ended September 28, 1996

                                  Combined          Combined                   Reclassifica-
                                  Guarantor       Non-Guarantor       The        tions and
                                Subsidiaries      Subsidiaries      Company     Eliminations     Consolidated
                                ------------     --------------     -------    --------------    ------------
Net sales                         $252,989          $134,704        $    --        $(1,343)         $386,350
Operating income (loss)             21,332            21,868            (40)             4            43,164
Income (loss) before
  income taxes and
  extraordinary item                10,481             9,599         (6,601)             4            13,483
Income taxes                         3,327               441          2,069             --             5,837
Income (loss) before
  extraordinary item                 7,154             9,158         (8,670)             4             7,646
Extraordinary item                 (10,745)              793         (3,980)            --           (13,932)
Equity in earnings (loss)
 of subsidiaries                        --                --          6,364         (6,364)               --
Net income (loss)                   (3,591)            9,951         (6,286)        (6,360)           (6,286)

Note 6. Functional Currency

On December 29, 1996, the Company changed the functional currency for its Mexican subsidiary from the nuevo peso to the United States dollar due to economic facts and circumstances including: (i) the cumulative inflation index in Mexico has approximated 100% over a three-year period ended December 28, 1996; (ii) an increase in the volume of transactions denominated in dollars including dollar-indexed transactions; and (iii) the cash flows of the Company's Mexican subsidiary are directly affected since a substantial portion of transactions are dollar denominated or dollar-indexed. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FAS 52"), the dollar translated amounts of nonmonetary assets, primarily property, plant and equipment and goodwill, at December 29, 1996 became the accounting basis for these assets at December 29, 1996 and for subsequent periods. Additionally, the Mexican-related cumulative translation adjustment at December 28, 1996 accumulated in shareholders' equity prior to this change in functional currency remains as a separate component of shareholders' equity.

Note 7. New Accounting Standard

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company will adopt FAS 128 on its effective date. The Company does not currently anticipate that the effect of adoption will have a material impact upon its current earnings per share computation.

Note 8. Recent Developments

On October 29, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, commenced a cash tender offer to acquire the outstanding Common Shares and First Preferred Shares of Dominion Textile Inc. ("Dominion" or "Dominion Textile"), a corporation organized under the laws of Canada and headquartered in Montreal, Canada. DTA is offering CDN$11.75 for each outstanding Common Share and CDN$109.50 for each outstanding First Preferred Share. Dominion currently has approximately 41 million Common Shares outstanding and 370 First Preferred Shares outstanding. The Offers are subject to a number of customary conditions, and, unless extended, expire on November 20, 1997. The Company, DTA and Galey & Lord Incorporated ("Galey & Lord") also entered into an agreement pursuant to which DTA agreed to sell the apparel fabric business of Dominion to Galey & Lord if the tender offer for Dominion is successful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Registration Statement on Form S-4 declared effective by the SEC on September 3, 1997.

                             Results of Operations
The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                    Three Months Ended                    Nine  Months Ended
                                               Sept. 27,           Sept. 28,          Sept. 27,          Sept. 28,
                                                  1997               1996               1997               1996
                                               ---------           ---------          ---------          ---------
Net sales by product category:
  Hygiene                                         42.9%              45.7%              42.5%              44.8%
  Medical                                         17.2               16.7               17.2               18.1
  Wiping                                          19.1               16.6               19.2               17.2
  Industrial and specialty                        20.8               21.0               21.1               19.9
                                                 -----              -----              -----              -----
                                                 100.0%             100.0%             100.0%             100.0%

Cost of goods sold:
  Raw material costs                              44.8               46.7               43.8               46.2
  Labor costs                                      7.6                7.5                7.9                7.4
  Overhead costs                                  23.5               20.8               23.1               21.7
                                                 -----              -----              -----              -----
Total cost of goods sold                          75.9               75.0               74.8               75.3

  Gross profit                                    24.1               25.0               25.2               24.7
Selling, general and administrative
    expenses                                      14.4               13.1               14.4               13.5
                                                 -----              -----              -----              -----
Operating income                                   9.7               11.9               10.8               11.2

Other (income) expense
  Interest expense, net                            6.6                5.2                5.7                6.9
  Unrealized holding (gain) on
    marketable securities                         (6.9)                 -               (2.3)                 -
  Foreign currency (gains)
    losses, net                                   (0.3)              (0.4)              (0.2)               0.8
                                                 -----              -----              -----              -----
                                                  (0.6)               4.8                3.2                7.7
Income before income taxes
  and extraordinary item                          10.3                7.1                7.6                3.5
Income taxes                                       3.4                3.0                2.5                1.5
                                                 -----              -----              -----              -----
Income before extraordinary
  item                                             6.9                4.1                5.1                2.0
Extraordinary item, net of income
  tax benefit                                     (9.3)                 -               (3.1)              (3.6)
                                                 -----              -----              -----              -----
Net income (loss)                                 (2.4)%              4.1%               2.0%              (1.6)%
                                                 =====              =====              =====              =====

  Comparison of Three Months Ended September 27, 1997 and September 28, 1996

Net Sales

The following table sets forth components of the Company's net sales by product category for the three months ended September 27, 1997 and the corresponding increase/(decrease) over the comparable period last year:

                                                                                                %
                                           Third Qtr       Third Qtr        Increase/       Increase/
                                             1997            1996           (Decrease)      (Decrease)
                                           ----------      ----------       ----------      ----------
                                                              (Dollars in thousands)
Net sales by product category:
   Hygiene                                   $55,660         $61,756          $(6,096)           (9.9)
   Medical                                    22,323          22,530             (207)           (0.9)
   Wiping                                     24,775          22,456            2,319            10.3
   Industrial and specialty                   26,953          28,300           (1,347)           (4.8)
                                            --------        --------          -------

Total net sales                             $129,711        $135,042          $(5,331)           (3.9)
                                            ========        ========          =======

Consolidated net sales decreased $5.3 million, or 3.9%, from $135.0 million for the three months ended September 28, 1996 to $129.7 million for the three months ended September 27, 1997. Net sales increased $2.8 million as a result of the acquisition of FNA Polymer Corp. ("FNA"), which was completed during the third quarter of 1996, offset by unforeseeable delays and product conversions at two key customers which resulted in lower volumes than originally scheduled, a mix-shift toward lower cost spunbond and spunbond-meltblown-spunbond ("SMS") technology which replaced thermal bond fabric sales, the pass-through of lower raw material costs to customers and weaker European foreign currency translation rates in the third quarter of 1997. Hygiene product sales decreased 9.9%, or approximately $6.1 million, from $61.8 million in 1996 to $56.0 million in 1997. External factors strongly influenced the hygiene product category during the third quarter of 1997. Product qualification and program ramp-up delays in Europe for sublayer and product design reconfigurations by the Company's two largest customers were the prime cause for a net sales decrease of $3.6 million relative to the comparable period in the prior year. Within the hygiene product category, thermal bond product sales declined approximately $6.8 million during the third quarter of 1997 versus the comparable period of 1996 as customers converted to spunbond material faster than anticipated, which was offset by the acquisition of FNA and by growth in spunbond/SMS and spunlace materials of approximately $3.2 million. In addition, weaker European currencies and the resulting translation conversion accounted for $2.5 million of the overall decline in hygiene product sales. Medical product sales were $22.3 million in the third quarter of 1997 as compared to $22.5 million for the third quarter of 1996. Volume growth for woundcare products was offset by lower exports of surgical gown and drape fabric as the result of inventory reductions in Europe. Raw material costs were stable during the third quarter of 1997 versus the comparable period in 1996; however, Polymer Group incurred a $0.4 million foreign currency translation loss within the medical product category during the current quarter. Wiping product sales increased 10.3%, or approximately $2.3 million, from $22.5 million in 1996 to $24.8 million in 1997 despite an unfavorable foreign currency translation loss of $2.1 million. Improved sales in this product category were driven by growth in double re-crepe rollgood sales, rollgood sales to converters and geographic and product line extensions. Sales in the industrial and specialty product category decreased 4.8%, or approximately $1.3 million, during the third quarter of 1997 to $27.0 million from $28.3 million in 1996. Sales growth was strongest for woven slit film products, microporous battery separators, filtration and sorbents, furniture and bedding, and landscape and agricultural materials offset by lower sales of products for home fashions, automotive and apparel interlining applications.


Gross Profit

The following table sets forth components of the Company's cost of goods sold for the three months ended September 27, 1997 and the corresponding increase/(decrease) over the comparable period last year:

                                                                                      %
                                 Third Qtr       Third Qtr       Increase/        Increase/
                                   1997            1996          (Decrease)       (Decrease)
                                 ---------       ---------       ----------       ----------
                                                      (Dollars in thousands)
Cost of goods sold:
  Raw material costs               $58,141        $ 63,037          $(4,896)            (7.8)
  Labor costs                        9,912          10,173             (261)            (2.6)
  Overhead costs                    30,462          27,998            2,464              8.8
                                 ---------       ---------       ----------

Total cost of goods sold           $98,515        $101,208          $(2,693)            (2.7)
                                 =========       =========       ==========

Consolidated gross profit          $31,196        $ 33,834          $(2,638)            (7.8)
                                 =========       =========       ==========

Gross profit decreased to $31.2 million, or 24.1% of consolidated net sales, for the third quarter of 1997 versus $33.8 million for the comparable period of 1996. The approximate $2.6 million decrease in gross profit over the third quarter of 1996 reflected volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and overhead absorption losses on lower thermal bond volume offset somewhat by lower raw material costs.

Third quarter 1997 raw material costs were $58.1 million, or 44.8% of net sales, compared to $63.0 million, or 46.7% of net sales, for the comparable period last year reflecting the continued trend in lower raw material costs offset by higher levels of material usage in North America and Europe. Direct labor costs were $9.9 million, or 7.6% of net sales in the third quarter of 1997, compared to $10.2 million, or 7.5% of net sales in the third quarter of 1996. Overhead costs increased $2.5 million from $28.0 million or 20.8% of net sales in the third quarter of 1996 to approximately $30.5 million or 23.5% of net sales in the third quarter of 1997. The 8.8% increase in overhead expenses between third quarter 1997 and third quarter 1996 was attributable to higher depreciation on completed capital expenditures ($0.7 million); incremental overhead costs associated with the acquisition of FNA ($0.7 million); and higher overhead costs (excluding depreciation) in North America ($0.5 million), Europe ($0.2 million) and Mexico ($0.4 million).


Selling, General and Administrative Expenses

Selling, general and administrative expenses were 14.4% of net sales in the third quarter of 1997 and approximately 14.5% of net sales in the first and second quarters of 1997 compared to 13.1% of net sales in the third quarter of 1996. Consolidated selling, general and administrative expenses for the third quarter of 1997 were $18.6 million, up approximately

$0.9 million versus $17.7 million for the third quarter of 1996 due primarily to additional costs associated with the FNA acquisition ($0.6 million), higher research and development costs related to product development ($0.6 million), offset by lower net selling, warehouse, distribution and other costs ($0.3 million).

Other

Interest expense increased $1.5 million from $7.1 million in the third quarter of 1996 to $8.6 million in the third quarter of 1997. Interest expense as a percentage of net sales increased from 5.2% in the third quarter of 1996 to 6.6% in the third quarter of 1997. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding in the third quarter of 1997 resulting from the Refinancing as discussed in Note 4. Refinancing of Notes to Consolidated Financial Statements. During the three months ended September 27, 1997, the Company recorded an unrealized holding gain on marketable securities of $8.9 million for those investments considered to be held for "trading" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

Net foreign currency transaction gains were approximately $0.4 million during the third quarter of 1997 versus $0.6 million in the third quarter of 1996.

The Company provided for income taxes of approximately $4.4 million for the three months ended September 27, 1997, representing an effective tax rate of 33.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the Company's initial public offering of common stock ("IPO") during the second quarter of 1996. Polymer Group provided for income taxes of $4.1 million during the third quarter of 1996, representing an effective tax rate of 42.3%.

Income Before Extraordinary Item

Polymer Group's income before extraordinary item was $8.9 million, or $.28 per share, in the third quarter of 1997 as compared to $5.5 million, or $0.17 per share, in the comparable period last year. The approximate $3.4 million increase between third quarter 1997 and third quarter 1996 is attributable primarily to an unrealized holding gain on marketable securities of $8.9 million and a lower effective income tax rate offset by higher interest expense of $1.5 million as a result of the Refinancing and lower operating income of $3.5 million resulting from volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and overhead absorption losses on lower thermal bond volume which was offset to some extent by lower raw material costs.

Extraordinary Item

As a result of the Refinancing, the Company recorded one-time charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the Senior Notes.

   Comparison of Nine Months Ended September 27, 1997 and September 28, 1996

Net Sales

The following table sets forth components of the Company's net sales by product category for the nine months ended September 27, 1997 and the corresponding increase/(decrease) over the comparable period last year:

                                               Year to Date          Year to Date                                   %
                                                 Third Qtr             Third Qtr             Increase/          Increase/
                                                   1997                  1996                (Decrease)         (Decrease)
                                               ------------          ------------            ----------         ----------
                                                                            (Dollars in thousands)
Net sales by product category:
  Hygiene                                        $165,808              $172,961                $(7,153)           (4.1)
  Medical                                          67,067                69,808                 (2,741)           (3.9)
  Wiping                                           74,790                66,399                  8,391            12.6
  Industrial and specialty                         82,501                77,182                  5,319             6.9
                                                 --------              --------                -------
Total net sales                                  $390,166              $386,350                $ 3,816             1.0
                                                 ========              ========                =======

Consolidated net sales increased $3.8 million, or 1.0%, from $386.4 million for the nine months ended September 28, 1996 to $390.2 million for the nine months ended September 27, 1997. Net sales increased $19.6 million as a result of the acquisition of FNA, offset by lower average selling prices in the hygiene and medical product categories, unforeseeable delays and product conversions at two key customers which resulted in lower volumes than originally scheduled, a mix-shift toward lower cost spunbond and SMS technology which replaced thermal bond fabric sales, the pass-through of lower raw material costs to customers and weaker European foreign currency translation rates during 1997. Hygiene product sales decreased 4.1%, or approximately $7.2 million, from $173.0 million in 1996 to $165.8 million in 1997. External factors have strongly influenced the hygiene product category during 1997. Product qualification and program ramp-up delays in Europe for sublayer and product design reconfigurations by the Company's two largest customers contributed to a net sales decrease between 1997 and 1996 of approximately $1.5 million. Within the hygiene product category, thermal bond product sales declined approximately $20.7 million on a year to date basis in 1997 versus the comparable period of 1996 as customers converted to spunbond material faster than anticipated, which was offset by the acquisition of FNA of $8.1 million and by growth in spunbond/SMS and spunlace materials of $11.1 million. In addition, weaker European currencies and the resulting translation conversion accounted for $5.6 million of the overall decline in hygiene product sales. Medical product sales decreased $2.7 million from $69.8 million on a year to date basis in 1996 as compared to $67.1 million in 1997. Lower raw material costs of approximately $4.0 million which were passed through to customers in the form of lower average selling prices, unfavorable European foreign currency translation rates which reduced sales by approximately $1.1 million and other net decreases, including lower exports of surgical gown and drape fabric as the result of inventory reductions in Europe, of approximately $0.2 million offset sales increases of $2.6 million attributable to the acquisition of FNA. Within the wiping product category, sales increased 12.6%, or approximately $8.4 million, from $66.4 million in 1996 to $74.8 million in 1997 despite year to date unfavorable foreign currency translation losses of $5.0 million. Improved sales in this product category were driven by higher volumes of food service and specialty wiping products and by growth in double re-crepe rollgood sales, rollgood sales to converters and geographic and product line extensions. Sales in the industrial and specialty product category increased 6.9%, or approximately $5.3 million, on a year to date basis in 1997 to $82.5 million from $77.2 million during the comparable period in 1996. Sales growth within the industrial and specialty product category was attributable to the acquisition of FNA and woven slit films offset by unfavorable European foreign currency translation rates and lower sales of products for home fashions, automotive and apparel interlining applications.

Gross Profit

The following table sets forth components of the Company's cost of goods sold for the nine months ended September 27, 1997 and the corresponding increase/(decrease) over the comparable period last year:


                                               Year to Date          Year to Date                                   %
                                                Third Qtr             Third Qtr              Increase/          Increase/
                                                   1997                  1996                (Decrease)         (Decrease)
                                               ------------          ------------            ----------         ----------
                                                                         (Dollars in thousands)
Cost of goods sold:
  Raw material costs                             $170,785              $178,664               $(7,879)            (4.4)
  Labor costs                                      30,622                28,650                 1,972              6.9
  Overhead costs                                   90,262                83,542                 6,720              8.0
                                                 --------              --------               -------
Total cost of goods sold                         $291,669              $290,856               $   813              0.3
                                                 ========              ========               =======
Consolidated gross profit                        $ 98,497              $ 95,494               $ 3,003              3.1
                                                 ========              ========               =======


Gross profit increased to $98.5 million, or 25.2% of consolidated net sales, on a year to date basis in 1997 versus $95.5 million for the comparable period of 1996. The approximate $3.0 million increase in gross profit over 1996 reflected the benefit of the acquisition of FNA offset by volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and overhead absorption losses on lower thermal bond volume offset somewhat by lower raw material costs.

Year to date raw material costs in 1997 were $170.8 million, or 43.8% of net sales, compared to $178.7 million, or 46.2% of net sales, for the comparable period last year reflecting the continued trend in lower raw material costs offset somewhat by higher levels of material usage in North America and Europe. Direct labor costs were $30.6 million, or 7.9% of net sales in 1997, compared to $28.7 million, or 7.4% of net sales in the comparable period of last year. Overhead costs increased $6.7 million from $83.5 million, or 21.7% of net sales, in 1996 to approximately $90.3 million, or 23.1% of net sales, in 1997. The
8.0% increase in overhead expenses between 1997 and 1996 was attributable primarily to higher depreciation on completed capital expenditures of $2.2 million and incremental overhead costs of $3.1 million associated with the acquisition of FNA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 14.4% of net sales in 1997 and 13.5% of net sales in 1996. Year to date consolidated selling, general and administrative expenses for 1997 were $56.3 million, up approximately $4.0 million versus $52.3 million for 1996 due primarily to additional costs of $1.9 million associated with the FNA acquisition and higher costs of $2.1 million related primarily to the development of Metal-Set and Apex products.

Other

Interest expense on a year to date basis decreased $4.6 million from $26.7 million in 1996 to $22.1 million in 1997. Interest expense as a percentage of net sales decreased from 6.9% in 1996 to 5.7% in 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in 1997 prior to the Refinancing. See Note 4. Refinancing of Notes to Consolidated Financial Statements. The Company recorded an unrealized holding gain on marketable securities of $8.9 million for those investments considered to be held for "trading" in accordance with FAS 115.

Net foreign currency transaction gains were approximately $0.7 million in 1997 compared to foreign currency transaction losses of approximately $3.0 million in 1996.

The Company provided for income taxes of approximately $9.9 million for the nine months ended September 27, 1997, representing an effective tax rate of 33.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the Company's IPO during the second quarter of 1996. Polymer Group provided for income taxes of $5.8 million on a year to date basis in 1996, representing an effective tax rate of 43.3%.

Income Before Extraordinary Item

Polymer Group's income before extraordinary item was $19.9 million, or $.62 per share, for the nine months ended September 27, 1997 as compared to $7.6 million, or $0.18 per share, in the comparable period last year. The approximate $12.2 million increase between 1997 and 1996 is attributable primarily to an unrealized holding gain on marketable securities of $8.9 million, lower year to date interest expense and a lower effective income tax rate offset by volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and overhead absorption losses on lower thermal bond volume, which was offset to some extent by lower raw material costs.

Extraordinary Item

As a result of the Refinancing, the Company recorded one-time charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the Senior Notes.

                        LIQUIDITY AND CAPITAL RESOURCES


                                                            September 27,            December 28,
                                                                1997                     1996
                                                            -------------------------------------
                                                                       (In Thousands)
Balance sheet data:
  Cash and equivalents, and marketable
    securities                                                $ 71,882                 $ 48,479
  Current assets                                               225,964                  184,427
  Current liabilities (excluding current portion
    of long-term debt)                                          78,669                   71,776
  Working capital                                              147,295                  112,651
  Total assets                                                 776,710                  708,115
  Debt (including current portion)                             445,786                  382,242
  Shareholders' equity                                         194,768                  195,918



                                                                      Nine Months Ended
                                                            September 27,           September 28,
                                                                1997                    1996
                                                            -------------------------------------
                                                                        (In Thousands)

Cash flow data:
  Net cash provided by operating activities                  $ 19,493                $ 26,522
  Net cash (used in) investing activities                     (54,709)                (78,811)
  Net cash provided by financing activities                    41,786                  61,764

During the nine months ended September 27, 1997, the Company's operations generated $19.5 million of cash. The Company's working capital (excluding current portion of long-term debt) increased $34.6 million from $112.7 million at December 28, 1996 to $147.3 million at September 27, 1997. Cash and equivalents and marketable securities were $71.9 million at September 27, 1997 as compared to $48.5 million at December 28, 1996. Marketable securities increased approximately $20.0 million from $10.9 million at December 28, 1996 to $30.9 million at September 27, 1997 due primarily to the Company's investment in Dominion Textile. See Note 8. Recent Developments of Notes to Consolidated Financial Statements.

Capital expenditures for the nine months ended September 27, 1997 totaled $46.1 million, an increase of $27.3 million over the comparable period last year due primarily to expansion of adhesive bond and reticulon capacity, and a new 4.2 meter wide SMS line at the Company's Mooresville, North Carolina plant site. Approximately $22.0 million has been expended on a cumulative basis through the end of the third quarter of 1997. Commercialization of this new line is expected to be completed during fourth quarter 1997. The Company anticipates that capital expenditures will be approximately $11.8 million for the remainder of 1997.

On July 3, 1997, the Company refinanced its outstanding indebtedness by: (i) consummating the offering of the Senior Subordinated Notes due 2007 and the tender offer and related consent solicitation for its Senior Notes; and (ii) amending and restating its existing credit facility. In the tender offer and consent solicitation, the Company purchased all of its outstanding Senior Notes for an amount in cash equal to $1,103.64 per $1,000 aggregate amount, plus accrued interest. The Company also solicited consents from tendering holders to amend the indenture under which the Senior Notes were issued to eliminate substantially all of the protective covenants contained therein, and paid a separate consent fee to holders who tendered their notes and delivered consents prior to expiration of the consent solicitation. The Company received consents relating to, and tenders of, all of the outstanding Senior Notes. The amended credit facility provides for secured revolving credit facilities with an aggregate commitment of up to $325.0 million and a term of approximately six years. In connection with consummation of the Refinancing, the Company recorded one-time charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the Senior Notes. The Registration Statement on Form S-4 (Reg. No. 333-32605) registering the exchange offer for the Senior Subordinated Notes was declared effective by the SEC on September 3, 1997 and the exchange offer was completed on October 3, 1997.

The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including but not limited borrowings under the amended credit facility, will be adequate over the next several years to make required debt payments, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the nine months ended September 27, 1997.

Foreign Currency

The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. See Note 6. Foreign Currency of Notes to Consolidated Financial Statements for a discussion of the Company's change in functional currency from the nuevo peso to the United States dollar for its Mexican operation.

Safe Harbor Statement under the Private Securities Litigation Act of 1995

Except for historical information contained herein, the matters set forth within the management's discussion and analysis of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuation in raw material costs, and other risks detailed in documents filed by Polymer Group with the Securities and Exchange Commission.

                           Part II. Other Information


Item 1.  Legal Proceedings
           Not applicable.

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults upon Senior Securities
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.  Other Information
           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
           Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

           The Company did not file any reports on Form 8-K during the quarter ended September 27, 1997.

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




November 10, 1997

                                 Exhibit Index

Exhibit
Number
------

3.1(i) Form of Amended and Restated Certificate of Incorporation of the Company.(1)

3.1(ii)   Certificate of Designation of the Company.(2)

3.2       Amended and Restated By-laws of the Company.(1)

4.1 Indenture dated as of July 1, 1997 among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(2)

4.2 Forms of Series A and Series B 9% Senior Subordinated Notes due 2007 (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively).(2)

4.3       Form of Guarantee (contained in Exhibit 4.2).(2)

4.4 Registration Rights Agreement dated as of July 3, 1997 among the Company, the Guarantors and Chase Securities Inc.(2)

4.5 Amended and Restated Credit Agreement dated July 3, 1997 by and among the Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(2)

          The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10 Purchase Agreement, dated June 30, 1997, by and among the Company, the Guarantors named therein and Chase Securities Inc., as Initial Purchaser, with respect to the 9% Senior Subordinated Notes due 2007.(2)

11        Statement of Computation of Per Share Earnings.

27        Financial Data Schedule.

99.1      Form of Letter of Transmittal relating to the Exchange Offer.(2)

99.2      Form of Notice of Guaranteed Delivery relating to the Exchange
          Offer.(2)

99.3      Form of Tender Instructions relating to the Exchange Offer.(2)

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).

(2) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).