Form 10-K405
period 1998-01-03
POLYMER GROUP INC
filed 1998-04-03
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended January 3, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH                         NAME OF EACH EXCHANGE
                 CLASS OF STOCK:                        ON WHICH REGISTERED:
                 ---------------                       -----------------------
      Common Stock, par value $.01 per share           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Company's voting stock held by nonaffiliates as of March 18, 1998 was $214,895,061. As of March 18, 1998, there were 32,000,000 shares of common stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Notice of 1998 Annual Meeting of Stockholders and Proxy Statement--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

GENERAL

  Polymer Group, Inc. (the "Company") is a leading worldwide manufacturer and marketer of a broad range of nonwoven and oriented polyolefin products. The Company's principal lines of business include industrial and specialty, reusable wiping, medical and hygiene products. The Company believes that it is the third largest producer of nonwovens as well as the largest producer of spunbond and spunmelt products in the world and that it employs the most extensive range of nonwovens technologies of any nonwovens producer, which allows it to supply products tailored to customers' needs at competitive prices. Nonwovens are flat, flexible porous sheets produced by interlocking fibers or filaments or by perforating films. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost. The Company also believes that it is the largest producer of oriented polyethylene materials in North America. Oriented polyolefin products include woven, slit film fabrics, which are produced by weaving narrow tapes of slit film and are characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands.

  The Company supplies nonwovens to a number of the largest consumer products manufacturers in the world and specifically targets market niches with high margin, high value-added products. The Company has a global presence with an established customer base in the three major developed markets of North America, Europe and Japan, as well as in developing markets such as South America and North Africa. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products, such as hospital surgical gowns and drapes, wound care sponges, multi-use wiping cloths and towels, flexible industrial packaging, filtration media, electrical insulation, cable wrap, alkaline battery cell separators, disposable diapers, feminine hygiene products and automotive insulation products. The Company supplies nonwovens to customers such as Johnson & Johnson for hygiene related and healthcare products, including operating room gowns, and The Procter & Gamble Company ("Procter & Gamble") for Pampers(R) and Luvs(R) diapers.

  The Company is a leader in nonwovens and extrusion process technologies. The Company operates twenty-one manufacturing facilities located in seven countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications for nonwovens. The Company continues to make significant investments in advanced technology in order to increase capacity, improve quality and develop new low-cost, high-value structures. The Company currently operates four 4.2 meter advanced spunbond/meltblown/spunbond ("SMS") lines and a unique spunbond/meltblown/meltblown/spunbond ("SMMS") line at its Waynesboro, Virginia facility, with commercial production expected to begin in May 1998. This advanced technology allows the Company to produce highly uniform structures with less material than conventional SMS technology. The Company believes that its broad technological base gives it the capability to design and manufacture products with optimal cost and functionality. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

  Management has built the Company through a series of capital expansions and strategic business acquisitions that have broadened the Company's technology base, increased its product lines and expanded its global presence. The Company's strategic acquisitions have helped it to establish strong positions in both the nonwoven and oriented polyolefin markets. Moreover, the Company's consolidated resources have enabled it to better meet the needs of existing customers, to reach emerging geographic markets and to exploit niche market opportunities through customer-driven product development.

HISTORY OF THE COMPANY

  The Company was organized on June 16, 1994 and, effective June 24, 1994, acquired a 100% ownership interest in PGI Polymer, Inc. ("PGI Polymer"), which was incorporated in September 1992 by The InterTech Group, Inc. ("InterTech") and Golder, Thoma, Cressey, Rauner, Inc. ("Golder, Thoma") to act as a holding company for entities engaged in the development, manufacturing and marketing of polyolefin products.

  At the time of its formation, PGI acquired from InterTech approximately 27% of the issued and outstanding shares of stock of Fabrene, Inc. ("Fabrene"), a leading manufacturer of industrial and commercial oriented polyolefins. In addition, in October 1992, through its wholly-owned subsidiary FiberTech Group, Inc. ("FiberTech"), PGI acquired the Nonwoven Products Division (the "Predecessor") of Scott Paper Company, a major supplier of nonwovens for diapers and other hygiene products. Together, Fabrene and FiberTech offered substantial representation in both the nonwoven and oriented polyolefin markets.

  In connection with the Company's formation (at which point it became the 100% parent owner of PGI Polymer), the Company purchased from Cydsa, S.A. all of the outstanding shares of Bonlam, S.A. de C.V. ("Bonlam"), the largest manufacturer of spunbond nonwoven fabrics in Mexico (the "Bonlam Acquisition"). The Bonlam Acquisition not only presented the opportunity to meet existing customers' needs in Mexico, but also provided the Company with the additional nonwoven capacity necessary to meet growing demand in North American and Latin American markets.

  In March 1995, the Company purchased the Johnson & Johnson Advanced Material Company and Chicopee B.V. (collectively, "Chicopee"), leading manufacturers and marketers of nonwoven roll and converted products in North America and Europe (the "Chicopee Acquisition"), and consummated certain other transactions restructuring and financing transactions. Through the Chicopee Acquisition, the Company gained substantial manufacturing and technological resources, consumer market recognition of certain of Chicopee's branded product lines and a significant presence in the nonwovens markets for wipes and medical products.

  In May 1996, the Company completed its initial public offering (the "IPO") of 11.5 million shares of Common Stock at a price of $18.00 per share. In connection with the IPO, the Company recapitalized its multiple classes of common stock into a single class of common stock, and split the common stock at an approximate 19.97 to 1 ratio. The Company also refinanced its outstanding indebtedness by retiring a portion of its 12 1/4% Senior Notes due 2002 issued in 1994 and establishing its Amended and Restated Credit Facility, dated May 15, 1996 (the "Old Credit Facility"), with the Chase Manhattan Bank ("Chase Bank").

  In August 1996, the Company completed its acquisition of the business of PNA Corp. and its wholly-owned subsidiary, FNA Polymer Corp. (collectively "FNA"), a North Carolina based nonwovens producer (the "FNA Acquisition"). The acquisition, which was financed through borrowings under the Old Credit Facility, strengthened the Company's strategic position in the hygiene materials market and broadened its offering of medical and agricultural materials.

  On July 3, 1997, the Company consummated its offering of $400,000,000 of 9% Senior Subordinated Notes due 2007, amended its Amended and Restated Credit Facility, dated May 15, 1996 (as amended, the "Credit Facility"), and repurchased and retired all of its outstanding 12 1/4% Senior Notes due 2002. Subsequent to the fiscal year ended January 3, 1998, the Company also completed an additional offering of $200,000,000 of 8 3/4% Senior Subordinated Notes due 2008, and acquired the Nonwovens Business (as defined) of Dominion Textile Inc. and the Oriented Polymer Business (as defined) of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products. See "Recent Transactions."

  Unless otherwise indicated, the information set forth in Items 1 and 2 of this Annual Report on Form 10-K reflects the inclusion of the Nonwovens Business and the Oriented Polymer Business.

INDUSTRY OVERVIEW

  The Company competes primarily in the worldwide market for nonwovens, which is approximately a $7.5 billion market, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer, industrial and healthcare products as a result of their superior functionality and relatively low cost.

  The nonwovens industry has benefitted from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens, and therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase 4-5% in each of the next five years, while the emerging markets are forecasted to grow at a rate of 8-9% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens increased an average of 9% per annum from 1988 through 1994. The Company also believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

  Nonwovens are categorized as either disposable (approximately 85% of worldwide consumer sales, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 15% of worldwide consumer sales, according to industry sources). The largest end uses for disposable nonwovens are for hygiene applications, including disposable diapers, feminine sanitary protection, baby wipes and adult incontinence products, and healthcare applications, including surgical gowns and drapes and woundcare sponges and dressings. Other disposable end uses include reusable wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wallcoverings, upholstery, shoes and luggage.

  The Company also competes in the North American market for oriented polyolefin products. Chemical polyolefin products include woven, slit-film fabrics produced by wearing narrow tapes of slit film and characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands. While the broad uncoated oriented polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include demanding industrial packaging applications such as lumberwrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products.

COMPETITIVE STRENGTHS

  The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

    Technological Leadership. The Company believes it is a technological leader in developing and manufacturing nonwovens and oriented polyolefin products. The Company is currently the only nonwovens producer that utilizes all of the established nonwoven process technologies and holds various patents on yield- and efficiency-enhancing manufacturing processes. In addition, the Company enjoys exclusive use of the proprietary APEX(R) structural web technology. The depth and expertise of the Company's research and development staff have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company focuses its research and development efforts on increasing its production capacity and improving its production processes, developing innovative products for new markets based on the Company's existing technologies, and developing new process technologies to enhance existing business and to enter new markets. The Company's multinational presence enables it to globally coordinate advanced production initiatives and to co-develop new products directly with international customers.

    State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capabilities in both its nonwovens and oriented polyolefin product lines. As a result, the Company is one of the lowest cost producers in the markets in which it participates. The Company currently operates three state-of-the-art SMS lines, located at its Waynesboro, Virginia, Mooresville, North Carolina and San Luis Potosi, Mexico facilities, and a fourth is located at the DNS joint venture facility. The Company is also undertaking the construction of a unique SMMS line at its Waynesboro, Virginia facility, with commercial production expected to begin in May 1998. The Company employs, among others, manufacturing technology by Reifenhauser GmbH & Co., the recognized leader in advanced SMS commercial equipment. Additionally, the Company continues to enhance its production lines with internally developed, proprietary manufacturing technologies.

    Significant Market Share in Primary Markets. The Company has developed significant market shares in its primary markets. For example, the Company believes that it has a significant share of the noncaptive hygiene market and the wipes market and that it is the leading North American manufacturer of lumberwrap and oriented uncoated material used for lamination to paper for the steel wrap market. The Company also believes that it is the leading North American supplier in both the manufactured housing bottom board and fiberglass packaging markets, as well as a global leader in the nonwovens cable wrap and alkaline battery cell separator markets. The Company believes it has been able to secure and maintain its position in these markets as a result of its commitment to, and reputation for, innovation and quality.

    Experienced and Committed Management Team. The Company's senior management team has significant experience in the manufacturing and marketing of polyolefin products, with an average of 12 years of experience in this industry. Management's experience includes acquiring and employing assets at a low cost as well as increasing asset utilization and productivity. Management also has a successful track record of acquiring, improving and integrating complementary businesses into the Company. Senior management currently owns approximately 23% of the common equity of the Company.

    Key Customer Relationships. The Company has successfully cultivated long-term relationships with key customers, such as Johnson & Johnson and Procter & Gamble, who are market leaders in their industries. The Company currently works closely as a partner with Procter & Gamble and other customers to develop advanced components for next generation disposable diapers and other hygiene products. The Company has negotiated a favorable, long-term supply agreement with Johnson & Johnson, under which it is the exclusive provider of nonwoven fabric requirements for Johnson & Johnson until March 2000 and, so long as the Company's prices remain competitive with the marketplace, extends through March 2005. Similarly, the Company enjoys an exclusive, long-term supply contract with Bulldog Bag Ltd. for its oriented polyolefin product line. The Company's success in developing and strengthening its relationships with these and other key customers is attributable to its commitment to product quality, dedication to customer technical service and ability to develop innovative applications for existing products.

  By focusing on the Company's competitive strengths, management has positioned the Company to address the current and future needs of the nonwovens and oriented polyolefin markets by providing high value, low cost products to converters and end-use customers in specialty niche application markets on a global basis.

BUSINESS STRATEGY

  The Company's goals are to continue to grow its core businesses while developing new technologies to capitalize on a broad range of new high-margin niche product opportunities and expanded geographic markets. The Company intends to be the leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. To achieve these goals, the Company's primary strategy focuses on:

    Strategic Acquisitions. The Company continuously evaluates opportunities to make acquisitions which complement and expand its core businesses or which have the potential to increase market share and distribution capability in high-margin complementary products. For example, on January 29, 1998, the Company completed the acquisition of the Nonwovens Business (as defined) of Dominion Textile Inc. ("Dominion"), which served to consolidate the Company's position as the leading supplier of spunbond and spunmelt nonwovens in North America, to expand its presence in the rapidly growing spunbond nonwovens market in Latin America and to develop a significant operating base in the specialty dry-laid nonwovens market in Western Europe. The Company believes that as a result of the Nonwovens Acquisition, it is now the third largest producer of nonwovens in the world as well as the largest producer of spunbond and spunmelt products in the world. In addition, on March 16, 1998 the Company acquired the Oriented Polymer Business (as defined) of a leading North American manufacturer, which will expand the Company's product offerings and enhance raw materials purchasing opportunities. See "Recent Transactions."

    Continuous Improvement Aimed at Increasing Product Value and Reducing Costs. The Company is committed to continuous improvements throughout its business to increase product value and lower costs. The Company's product design teams continuously seek to incorporate new materials and operating capabilities that enhance or maintain performance specifications while lowering the cost of raw materials used in the products. State-of-the-art equipment, much of which has been developed internally and is proprietary to the Company, has been designed and installed to continuously measure process parameters and maintain very narrow tolerances, resulting in higher levels of product consistency and reduced waste. The Company also holds several patents protecting yield- and efficiency-enhancing manufacturing processes developed by its research and development staff. As a result, the Company's manufacturing processes utilize less material and produce a higher quality finished product than many of its competitors. In addition, the Company maintains a human resource program aimed at capturing productivity gains through team building, formal training and employee empowerment.

    Development of High Value-Added Niche Products. The Company is committed to investment in the development of products for high value-added niche markets. One new offering is its Reticulon(R) brand apertured film, which is used as a facing film on feminine hygiene products and in filtration applications. The Company also recently introduced a new line of meltblown materials for a wide range of wet and dry filtration applications. The Company has taken steps to begin commercialization of additional medical gown and drape technologies as well as new, high-margin wiping applications incorporating antibacterial agents. Other recent developments include the proprietary APEX(R) structural web technology, which is a surface-forming process that produces nonwoven fabrics with intricate, three-dimensional patterns. The Company believes its next generation nonwovens, produced using the APEX(R) structural web technology and marketed under the brand name MIRATEC(R), have the potential to replace certain woven and knit applications at a lower cost. These advanced nonwovens are currently in commercial production for Johnson &

  Johnson for medical applications such as woven-like gauze and surgical lap-pads. The Company is actively developing market opportunities for MIRATEC(R) in a variety of other applications, including home furnishings, automotive headliners and filtration products.

    Entrance into New Markets with Existing Products. The Company believes that it has significant additional market opportunities for its existing products. The Company is actively expanding its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. For example, the Company has increased sales to Latin America, the Caribbean, New Zealand and Australia. The Nonwovens Acquisition further enhanced the Company's presence in Western Europe, Latin America, North Africa and the Far East. Over the past five years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28 million in 1993 to approximately $223 million in 1997. In addition, the Company has expanded its technical marketing staff to pursue novel applications of its current products with new segments of end users. For example, the Company has developed a multimillion square meter market in Europe for a new hygiene application by introducing a product and technology primarily used as a wipe in North America.

    Expansion of Capacity through Capital Projects. The Company continuously evaluates opportunities to expand its existing production capacity and enhance production technologies. Since 1992, the Company has invested in capital improvements to debottleneck existing operations and to add new capabilities and capacity. The latest of these projects are the state-of-the-art SMMS line at the Waynesboro, Virginia facility, and the recently completed 4.2 meter SMS line at the Mooresville, North Carolina facility. The Mooresville facility began commercial production in the fourth quarter of 1997 and now has committed capacity utilization in excess of 80%, subject to completion of qualifying programs (a process previously undergone at the San Luis Potosi facility). Once operating at full capacity (which at present is fully committed), the Company believes that the SMMS line at Waynesboro, which is expected to begin commercial production in May 1998, will be the most productive line in the world, producing 1.44 billion square yards of nonwovens annually. The Company recently committed to install a new, heavyweight APEX(R) line at its Benson, North Carolina facility, which is expected to be commercialized in early 1999. In addition, the Company's oriented polyolefin business has completed a series of expansions and debottlenecking projects since 1990, which have cumulatively increased capacity (exclusive of the capacity gained in the Oriented Polymer Acquisition) by 57%. The expansions include facilities in North Bay, Ontario, Portland, Oregon, Vancouver, British Columbia and Albany, New York.

  Through the implementation of its business strategy, management has achieved an increase in net sales from $165.3 million in 1994 to $535.3 million in 1997. Management also achieved an increase in gross margins from 21.9% in 1994 to 24.9% in 1997, and an increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") from $23.9 million in 1994 to approximately $99.0 million in 1997. At the same time, the Company has continued to develop new, proprietary product technologies, to enter new geographical customer markets and to expand its state-of-the-art manufacturing facilities in North America, South America and Europe.

PRODUCTS

  The Company develops, manufactures and sells a broad array of nonwovens, oriented polyolefin products, conulated/apertured (perforated) films, laminated composite structures, converted wipes and sorbent products. Sales are focused in four general product categories that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product categories include industrial and specialty, reusable wiping, medical and hygiene products.

  Marketing and research and development teams are committed to constant product innovation in conjunction with, or at the request of, the Company's customers. Close long-term relationships with end-use customers enable the Company to better understand its customers' needs and have been a significant factor in the Company's success. In addition, the research and development teams seek to develop high value-added specialty products using existing assets in order to leverage the Company's capabilities to produce high-margin products.

 Industrial and Specialty Products

  The industrial and specialty products category represented approximately 21%, 21% and 22%, or $111.5 million, $107.8 million and $94.0 million, of the Company's 1997 net sales, 1996 net sales and 1995 net sales, respectively. Demand for this product category is distributed among hundreds of end-use applications. Some typical end uses include filtration media, home furnishings, apparel interlinings, automotive insulation and interior fabrics, agricultural fabrics, alkaline battery cell separators, cable wrap, electrical insulation, protective coverings and flexible industrial packaging. The Company's strength in engineering and extensive range of process technologies are well-suited to meet the specialized functionality requirements in this category. Customers typically have very specific performance and quality requirements that demand efficient design and process conditions, both of which are strategic strengths of the Company.

  The Company produces a broad range of industrial and specialty products, including alkaline battery cell separators, cable wrap, electrical insulation, electronic clean room wipes, manufactured housing bottom board fabric (used to enclose the underside of a manufactured home), home furnishing dust covers and mattress pads, window coverings, protective apparel and specialized protective coverings such as golf green covers, pool covers, salt pile covers, landfill covers and athletic field covers. The Company also produces a variety of flexible packaging products utilizing coated and uncoated oriented polyolefin fabrics such as: Arbrene(R) and Lumber Guard(R) lumberwrap, which are used to cover high-quality kiln dried lumber for shipping and storage; fiberglass packaging tubes, which hold batts of insulation under compression for efficient storage and shipping; balewrap for synthetic and cotton fibers; steel and aluminum wrap, which are used to cover mill rolls; and coated oriented bags for animal feed, specialty chemicals and mineral fibers. The Company is a leading supplier of several of these products, including wetlaid alkaline battery cell separators, oriented lumberwrap, fiberglass packaging and bottom board fabric and cable wrap.

  The Company also produces a variety of specialized niche products that further augment the array of end use applications within this product category. The Company expects that the majority of its long-term growth will come in the industrial and specialty products category. The Company's current primary industrial and specialty products and applications are summarized below:

    Product                               Application
                                          Alkaline battery cell separators
    Microporous rollgoods                 Liquid filtration
    Kiara(R)                              Automotive insulation
    Key Bak(R)                            Lumberwrap
    Arbrene(R) and Lumber Guard(R)        Housewrap
    Airgard(R)                            Corrugated box reinforcement
    Fab-Strip(TM)                         Protective coverings and laminated
    Fabrene(TM)                            structures
    Agricultural fabric                   Crop covers
    Dust cover                            Furniture and bedding
    Top Swell(TM)                         Water blocking cable wrap
    Bale-lock                             Agricultural twine

  The Company's industrial and specialty products are produced primarily using wetlaid, adhesive bond, through-air fusible fiber bond, spunbond, oriented polyolefin and lamination technologies. Specialized converting facilities operated by the Company include a wide-width paper/nonwoven/film laminating and printing facility in Portland, Oregon and a thermal and ultrasonic bonding facility in Vineland, New Jersey. The Company sells its industrial products primarily to converters/distributors, except for alkaline battery cell separators, fiberglass packaging, cable wrap, electrical insulation, and lumberwrap in the U.S. Pacific Northwest, which are sold by the Company's own sales team.

 Wiping Products

  The wiping products category represented approximately 20%, 17% and 17%, or $105.2 million, $90.6 million and $73.0 million, of the Company's 1997 net sales, 1996 net sales and 1995 net sales, respectively. The Company has a complete line of wiping products used for food service, institutional, light industrial, janitorial and consumer markets. In 1995, approximately 13%, or two billion square yards, of North American nonwovens roll goods capacity was used to produce wiping products. Wiping products are categorized as either "premoistened/wet wipes" or "dry wipes." The Company primarily participates in the "dry wipes" portion of the market, which the Company believes to have greater potential for growth and to contain more opportunities for value-added, specialty products. Within the "dry wipes" category, the three general end-use products are food service wipes, consumer household wipes and industrial and specialty wipes. The Company maintains a significant market share in the food service and consumer categories and is a leading producer for the industrial category. Industry sources estimate that the North American volume growth for nonwovens used in disposable wipes will be approximately 7% per annum through 2000.

  Products within this category include branded and unbranded light to heavyweight cloth wipes, towels and aprons marketed under the Chix(R), Chix Plus(R), Chifonet(TM) and Lerette(TM) trademarks, medium to heavyweight open weave towels marketed under the Fresh Guy(R) trademark and dry, pretreated, water activated cleaning and sanitizing wipes for the food service industry, marketed under the Quix(TM) trademark. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks including Worxwell(R), Durawipe(R), Masslinn(R) and Stretch 'N Dust(R). Specialty wipes consist of products designed to meet specialized customer requirements and specifications and include clean room wipes used in the electronics, pharmaceutical and office equipment cleaning industries, tack cloth used by automotive paint shops, and aerospace wipes for solvent and sealant wiping, surface preparation and general purposes. The Company produces multi-use kitchen wipes, including Colgate-Palmolive's Handiwipes(R) brand pursuant to a long-term supply agreement. The Company also markets a line of catering products in Europe, including banquet rolls, table napkins and table cloths. The Company's primary wiping products and applications are summarized below:

                                          Application
    Product
                                          Food service
    Chix(R) and Chix Plus(R)              Heavyweight food service
    Fresh Guy(R)                          Industrial
    Durawipe(R)                           Sanitizing/food service
    Quix(TM)                              Consumer and janitorial
    Worxwell(R)                           Janitorial
    Masslinn(R)                           Janitorial
    Stretch 'N Dust(R)                    Specialized, clean rooms
    Duralace(R)                           Consumer--Europe
    Chifonet(TM)                          Food service--Europe
    Lerette(TM)                           Catering--Europe
    Napkins and tablecloths               Consumer
    Handiwipes(R) and Heavywipes(R)/1/
--------
  /1/Handiwipes(R) and Heavywipes(R) are registered trademarks of Colgate Palmolive. The Company produces wipes exclusively for Colgate-Palmolive under a supply agreement.

  The Company utilizes primarily dry form resin bonded and spunlace technologies to manufacture its wiping products and also maintains dedicated converting and packaging equipment. In North

America, the Company has a long-term manufacturing and distribution agreement, which extends through 2003, with Berkley Medical Resources Inc. ("BMR") in Fairfield, Pennsylvania to convert, warehouse and distribute a wide range of wiping products. The equipment used in the converting and packaging operations is owned by the Company and operated solely for its benefit. In Europe, the Company operates its own converting and packaging equipment within the Cuijk manufacturing facility. The Company is a leading manufacturer and marketer of wiping products as a result of its wide range of products, aggressive sales and marketing team wide distribution base of dealers and food service distributors and reputation for excellent customer and technical support, including the ability to meet specific customer requirements.

 Medical Products

  The medical products category represented approximately 16%, 18% and 17%, or $86.7 million, $91.7 million and $73.0 million, of the Company's 1997 net sales, 1996 net sales and 1995 net sales, respectively. The Company's medical products are used in the production of wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms and facemasks, shoecovers and headwear. Medical applications represent the second largest market for nonwoven fabrics, with almost two billion square yards consumed annually in the United States. Approximately 40% of this demand is for disposable surgical packs, drapes and gowns, a market in which Johnson & Johnson has a leading share.

  Johnson & Johnson is the Company's primary customer for medical products pursuant to a long-term supply agreement dated March 15, 1995 (the "Supply Agreement"). The Supply Agreement grants the Company the exclusive right to supply Johnson & Johnson with all of its nonwoven fabric requirements, including those for its entire line of medical products as well as for other disposable hygiene and wiping applications, for a period of five years, and, provided that the Company's prices remain competitive with the marketplace, extends for a period of an additional five years. During the first five-year period, of which approximately two years still remain, the Company enjoys significantly favorable pricing terms. In addition, other preferential terms continue throughout the duration of the contract.

  The Company believes, based on industry sources, that the North American volume growth rate for nonwovens in medical applications will be approximately 2-4% per annum through 2000, with much of the growth coming from the expansion of traditional product lines. A 1992 ruling by the Occupational Safety and Health Administration ("OSHA") required that employers of healthcare workers supply personal protective equipment to employees at risk of exposure to infectious body fluids. Industry sources expect that OSHA rules will continue to stimulate demand for protective applications for workers, including those in funeral homes, linen services and law enforcement agencies in addition to healthcare workers.

  Surgical gowns and drapes containing a protective barrier against fluid strike-through are the largest and fastest growing applications for nonwoven fabrics in the medical products category. The Company produces Duralace(R) spunlace fabric for this product group and treats the surface of the fabric to give it high fluid repellency required for this application. The sponge and dressing products are produced using spunlace apertured technologies and the proprietary APEX(R) structural web technology. A recently developed product using the APEX(R) structural web technology, Mirasorb(R), is a nonwoven sponge that can replace woven gauze in some applications at considerably less cost. The Company's primary medical products and applications are summarized below:

      Product                             Application
      Duralace(R)                         Surgical gowns and drapes
      Mirasorb(R)                         Sponges
      Nugauze(R)                          Nonwoven gauze

 Hygiene Products

  The hygiene products category represented approximately 43%, 44% and 45%, or $231.9 million, $231.2 million and $197.6 million, of the Company's 1997 net sales, 1996 net sales and 1995 net sales, respectively. The Company produces a variety of nonwoven materials for use in the production of diapers, training pants, feminine sanitary protection, baby wet wipes and adult incontinence products. Today, the Company's customers annually consume over two billion square yards of nonwoven fabrics for hygiene products. The Company believes that it has a significant share of the noncaptive North American topsheet market. Industry sources estimate that the global growth rate for SMS and spunbond nonwovens in hygiene applications will average 6-8% through 2000, primarily due to an increase in the amount of nonwoven fabric per diaper, increased unit demand from developing countries and the rise in use of adult incontinence products. Volume growth for nonwovens for use in hygiene in North America is expected to be 4-5% annually through 2000.

  The Company has a broad product offering and provides customers with a full range of specialized components for unique or distinctive products, including the Isolite(TM) topsheet, Multi-Strike(TM) transfer layer, Soft Touch(TM) backsheet fabric, Dry-Fit(TM) leg cuff fabric, Reticulon(R) sanitary protection facings, absorbent pads for the Serenity(R)/1/ incontinence guard and Carefree(R)/1/ panty shield and Ensorb(TM) absorbent cores. The Company produces a spunlace "wet wipe" product for baby wipe applications in Europe for Johnson & Johnson. This product fills the gap between standard nonwoven wipes and a quality cloth wipe and has improved thickness and softness over standard airlaid pulp products. The Company is the only supplier capable of providing all of the thermal bond, adhesive bond, spunbond, SMS, coextruded apertured films, through-air bond, spunlace and ultrasonic bond technologies which are required in the manufacture of these products. The Company's primary hygiene products and applications are summarized below:

      Product                             Application
                                          Coverstock
      Isolite(TM)                         Transfer sublayer
      Multi-Strike(TM)                    Clothlike backsheet
      Soft Touch(TM)                      Leg cuff for diapers
      Dry-Fit(TM)                         Sanitary protection facing
      Reticulon(R)                        Absorbent cores
      Ensorb(R)                           Topsheets
      Novaspun                            Consumer--Europe
      Baby wipes                          Protective apparel (solid barrier)
      Poly-Safe(TM)                       Protective apparel (breathable
      Poly-Breathe(TM)                     barrier)
--------
  /1/Serenity(R) and Carefree(R) are Johnson & Johnson trademarks. The Company furnishes Johnson & Johnson with products used in the manufacture of these products.

  The Company has a significant relationship with Procter & Gamble and supplies a full range of products to Procter & Gamble on a global basis. The Company's marketing and research and development teams work closely as partners with Procter & Gamble and other customers in the development of next generation products. The Company believes that this technical support ensures that the Company's products will continue to be incorporated into such customers' future product designs. The Company also has significant relationships with private-label producers of diaper products and is the primary supplier to Johnson & Johnson Personal Products for its nonwoven requirements for sanitary protection, tampon and adult incontinence products.

NEW PRODUCT DEVELOPMENT

  The Company continually develops new products that incorporate the Company's wide variety of technologies. The Company's research and development efforts have been focused on increasing its production capacity and improving its production processes, developing products based on the Company's existing technologies for new markets and developing new process technologies to enhance existing businesses and allow entry into new businesses. The depth and expertise of the Company's research and development staff, who work closely with manufacturing and marketing personnel, have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company frequently enters into collaborative partnerships with its customers to develop and manufacture next-generation products in response to its customers' changing needs. The Company believes that these developmental partnerships enhance customer relationships by ensuring that the Company's products will continue to be incorporated into its customers' future products. The Company also utilizes in-plant pilot lines that are installed in its manufacturing facilities in order to develop new products under real manufacturing conditions prior to commercialization. The Company currently has several projects in advanced stages of development that it believes will present the potential for substantial growth.

  APEX(R), a new surface-forming technology, has the potential to displace traditional woven textile, knitted and composite products in many applications because of its favorable price to value ratio. The advanced APEX(R) structural web process produces low-cost textile replacement fabrics with intricate, three-dimensional patterns marketed under the name MIRATEC(R). This technology, which can be applied to most sheet structures fabricated from fibers or films, enhances the Company's ability to gain competitive advantages by increasing manufacturing efficiency and product differentiation. Pursuant to an agreement with Johnson & Johnson, products for hygiene and healthcare applications that are manufactured utilizing the APEX(R) structural web technology may only be sold to Johnson & Johnson. In all other markets, such as automotive headliners, home furnishings and filtration products, the Company may manufacture and freely market products utilizing the APEX(R) structural web technology.

  The Company is at the forefront in the use of new generation resins, which have the potential to produce stronger and thinner fabrics with advanced performance characteristics such as elasticity, microporosity and surface adhesion. The Company believes that its state-of-the-art equipment and manufacturing processes will provide it with the flexibility to process these advanced resins and allow it to be a leader in the introduction of these materials for traditional as well as new end uses.

  The Company has agreed in collaboration with Los Alamos National Laboratories ("LANL") to develop and commercialize specific applications of polymer filtration/metal separations in aqueous, solid and vapor-phase matrices, which permit removal and recovery of specific metal ions based on sophisticated polymer chemistry. Initial polymer filtration techniques relate to the removal and recovery of metal ions from electroplating and metal finishing process waste streams. Additional polymer filtration/metal separations applications are being identified by the Company and LANL for commercialization. These techniques have potential applications in commercial and large-scale waste site cleanup and disposal. The Company currently markets this product under the Metal-Set(R) brand name.

MARKETING AND SALES

  The Company sells to over 1,000 customers in the domestic and international marketplace. Approximately 58%, 20%, 12% and 10% of the Company's 1997 net sales were to entities from manufacturing facilities in the United States, Europe, Canada and Mexico, respectively. Johnson & Johnson, the Company's largest customer, accounted for 26% of the Company's 1997 net sales while Procter & Gamble accounted for 16% of net sales for the same period. Sales to the Company's top 20 customers represented approximately 61% of the Company's 1997 net sales.

  The Company sells primarily to manufacturers and converters, which incorporate the Company's products into their finished goods. The Company employs direct sales representatives, a number of whom are engineers and each of whom has advanced technical knowledge of the Company's products and the applications for which they are used. The Company's sales representatives are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors, most of whom have been doing business with the Company (or its respective predecessors) for more than 16 years. Converters add incremental value to the Company's products and service the small order size requirements typical of many end users.

  In certain new high-margin niche markets, the Company has maintained control over distribution by dealing directly with the end-use customer through its sales representatives. The Company offers a broad range of high-quality products, utilizing multiple technologies and materials, allowing its sales force to offer customers what the Company believes is the widest range and variety of nonwoven and oriented polyolefin products available to meet customers' requirements from a single source. The Company has utilized its broadened product base to market its products in high-value niche product areas.

MANUFACTURING PROCESSES

  General. The Company's competitive strengths include low-cost, high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead time. The Company has a wide range of manufacturing capabilities (many of which are patented) that allow it to produce specialized products which, in certain cases, cannot be reproduced in the market. Substantially all of the Company's manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

  Nonwovens. The Company believes that it has the most comprehensive array of nonwoven manufacturing technologies in the industry. The Company has capabilities spanning the entire spectrum of nonwoven technologies, including the following manufacturing processes: spunbond, SMS, SMMS (commercial production expected May 1998), thermal and adhesive bond, spunlace, wet-laid, dry-laid, film extrusion and aperturing, through-air bond and ultrasonic bond among other processes.

  Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry, wet or molten. The dry-laid process utilizes textile fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. The wet-laid process utilizes papermaking technology in which the fibers are suspended in a water slurry and deposited onto a moving screen, allowing the water to pass through and the fibers to collect. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient.

  Web consolidation is the process by which the fibers or film are bonded together using either mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS, ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

  Finishing, or post-treatment, adds value and functionality to the product and typically includes surface treatments for fluid repellency, aperturing, embossing, laminating, printing and slitting. Spunlace and resin bond systems also have a post-treatment drying or curing step. Certain products also go through an aperturing process in which holes are opened in the fabric, improving absorbency.

  Oriented Polyolefins. The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools which feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. The Company operates 160-inch and 80-inch coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. The 160-inch line is one of only two lines of that size in North America. At its Portland, Oregon facility, the Company extrudes specialized films which are used to laminate the oriented product to paper and has the additional capability of printing up to four colors on one of the widest printing presses in North America.

  Outside Converting. The Company recently extended its long-term manufacturing and distribution contract with BMR for an additional five years, through August 2003. The agreement provides for BMR to convert, warehouse and distribute a wide range of wiping products. Under the agreement, the Company sells base fabrics produced at its Benson, North Carolina manufacturing facility to BMR. BMR then cuts, folds and packages the fabric using Company-owned machinery in a dedicated facility on behalf of the Company in accordance with specifications. BMR distributes the products directly to the Company's customers, while marketing, sales and order processing are the responsibility of the Company. In Europe, the Company operates its own cutting, folding and packaging machines at its Cuijk manufacturing facility.

COMPETITION

  The Company's primary competitors in its industrial and specialty product markets are: Du Pont, Freudenberg Nonwovens L.P. ("Freudenberg"), Kimberly-Clark Corporation ("Kimberly-Clark"), Dexter Nonwovens Division, Kuraray Co., Ltd., Veratec (a subsidiary of International Paper Co.), Reemay Inc. (a subsidiary of BBA Group plc), Lohmann GmbH & Company and Lantor International for nonwoven products; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

  The Company's primary competitors in its wiping product markets are Du Pont in nonwovens and paper producers such as Fort James Corporation ("Fort James"), Atlantic Mills Inc. and Kimberly-

Clark. In addition to like-kind products, the Company's wiping products also compete with used rags and linen. Generally, cost, distribution and utility are the principal factors considered in food service and janitorial end uses, while product innovation, performance and technical support are the most important factors for specialty and industrial wiping products.

  The Company's primary competitors in its medical product markets are Du Pont and FiberWeb Group, Inc. (a subsidiary of BBA Group plc) in the United States and Freudenberg and Molnlycke AB in Europe. Price, distribution, variety of product offerings and performance are the chief competitive factors in this product category.

  The Company's primary competitors in its hygiene product categories are Veratec and FiberWeb Group, Inc. in North America, Corovin GmbH (a subsidiary of BBA Group plc) and J.W. Suominen O.Y. in Europe and Uni-Charm Corp. in Japan. Generally, product cost, technical capacity and innovation and customer relationships are the most important competitive factors in these markets. The Company believes that it is an industry leader in each of these categories.

  A number of the Company's niche product applications are sold into select specialized markets, and the Company believes that the size of such markets, relative to the amount of capital required for entry, as well as the advanced manufacturing processes and technical support required to service them, present barriers to entry. There can be no assurance, however, that these specialized markets, particularly as niche product applications become standardized over time, will not attract additional competitors that could have greater financial, technological, manufacturing and marketing resources than the Company. See "Risk Factors--Competition in the Company's Markets."

RAW MATERIALS

  The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. The Company expects that such price reductions will continue as incremental capacity continues to be added. In 1996, polypropylene fiber prices remained stable while resin prices, on average, trended lower. Polyethylene resin prices were lower in the first half of 1996, but rose in the second half of the year. Polyester fiber and resin prices experienced substantial declines worldwide during 1996. Raw materials prices remained stable to slightly lower in 1997.

  There can be no assurance that the prices of polypropylene and polyethylene will not increase in the future or that the Company will be able to pass on such increases to its customers as it has generally been able to do in the past. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial conditions.

  The Company's major supplier of polypropylene fiber is FiberVisions L.L.C., while its major supplier of polyethylene is Novacor Chemicals Inc. The Company's major suppliers of rayon fiber are Lenzing Fibers Corp. and Courtaulds Fibers, Inc., while its major suppliers of polyester are Wellman, Inc. and E.I. Du Pont de Nemours & Co. ("Du Pont"). The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V., Montell North America Inc. and Exxon Chemical Company, and purchases its tissue paper from Crown Vantage Inc. As a result of the Nonwovens Acquisition, the Company is also a purchaser of polyolefin films from Edison Plastics Company, a subsidiary of Blessings Corporation, polyester fiber from Swicofil A.G. Textile Services and Du Pont, and polyacrylate powder (SAP) from Elf Atochem.

  The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured. In addition, there is no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements. The Company has not experienced any significant disruptions in supply as a result of shortages in raw materials.

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

  The Company is also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

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

  Most of the Company's manufacturing processes are mechanical and are therefore considered to be environmentally benign. The polyolefin resins are readily recyclable, and the Company maintains a network of recyclers to receive post-industrial waste for certain of the Company's products. In addition, each of the Company's manufacturing sites has equipment and procedures for reclaiming a majority of internally generated scrap, thus reducing the amount of waste sent to local landfills. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

PATENTS AND TRADEMARKS

  The Company considers its patents, patent licenses and trademarks, in the aggregate, to be of material importance to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 40 registered trademarks and over 75 patents or patent licenses in the United States. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

INVENTORY AND BACKLOGS

  Unfilled orders, excluding orders on hand not yet released for delivery, as of January 3, 1998 and December 28, 1996 amounted to approximately $87.2 million and $76.8 million, respectively. The Company's unfilled order position has increased over the past year as a result of the acquisition of the Nonwovens Business (as defined).

RESEARCH AND DEVELOPMENT

  The Company continually invests in research and development, focusing its efforts on increasing production capacity, improving production processes, and developing new product and process technologies. For the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, the Company spent approximately $9.6 million, $6.9 million and $6.4 million on research and development.

SEASONALITY

  Use and consumption of the Company's products exhibits some seasonality, with lighter volumes generally experienced in the first quarter of the fiscal year.

EMPLOYEES

  As of January 3, 1998, the Company employed approximately 3,600 persons. Of this total, approximately 1,600 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 31% of the Company's labor force is covered by collective bargaining agreements which will expire in 1998. The Company considers its employee relations to be very good.

                              RECENT TRANSACTIONS

8 3/4% NOTES

  On March 5, 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "8 3/4% Notes") to Chase Securities Inc. ("Chase") in a transaction not registered under the Securities Act in reliance upon an exemption under the Securities Act pursuant to an indenture dated as of March 1, 1998 among the Company, the guarantors named therein and Harris Trust & Savings Bank, as trustee. Chase subsequently placed the 8 3/4% Notes with qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 8 3/4% Notes accrue interest from their original issuance date at a rate of 8 3/4% per annum, and have customary provisions regarding redemption, changes in control, ranking, asset sales and other restrictive covenants. The 8 3/4% Notes are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

THE NONWOVENS TRANSACTIONS

  On January 29, 1998, the Company consummated the Nonwovens Acquisition and the Nonwovens Acquisition Refinancing. The Nonwovens Acquisition and Nonwovens Acquisition Refinancing are collectively referred to as the "Nonwovens Transactions."

The Nonwovens Acquisition

  On December 19, 1997, pursuant to the terms of its Offer to Purchase dated October 29, 1997, as amended (the "Dominion Tender Offer"), DT Acquisition Inc., a special purpose subsidiary formed by the Company ("DT Acquisition") completed the purchase of 98% of the outstanding Common Shares of Dominion for Cdn$14.50 per share and 96% of the outstanding First Preferred Shares of Dominion for Cdn$150 per share. On December 29, 1997, DT Acquisition acquired an additional 331,207 Common Shares. The Company had previously announced that it had entered into a Purchase Agreement, dated October 27, 1997, with Galey & Lord, Inc. ("Galey") to sell the denim and career wear business of Dominion (the "Apparel Fabrics Business") to Galey following the consummation of the Dominion Tender Offer. The Dominion Tender Offer was financed with $215 million of borrowings under DT Acquisition's $600 million senior secured credit facilities, and subordinated advances of $141 million, $69 million and $25 million by Galey, ZB Holdings, Inc. ("ZB Holdings"), and the Company, respectively. ZB Holdings is a wholly-owned subsidiary of InterTech, an affiliate of the Company wholly-owned by Jerry Zucker and James G. Boyd.

  On January 29, 1998, DT Acquisition acquired the remaining Common Shares and First Preferred Shares of Dominion in a compulsory acquisition effectuated pursuant to section 206 of the Canada Business Corporation Act, and acquired all outstanding Second Preferred Shares pursuant to a notice of redemption issued December 29, 1997. Dominion then underwent a "winding up" pursuant to which all assets of Dominion were transferred to DT Acquisition, all liabilities of Dominion were assumed by DT Acquisition and all of the outstanding Common Shares and First Preferred Shares held by DT Acquisition were redeemed. Pursuant to the 2003 Tender Offer and the 2006 Tender Offer (each as defined), DT USA (as defined), a wholly-owned subsidiary of Dominion and the issuer of the 2003 Notes and the 2006 Notes, accepted for purchase all 2003 Notes and 2006 Notes validly tendered and not revoked. Immediately thereafter, the Apparel Fabrics Business was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities of Dominion that comprised the nonwovens and industrial fabrics operations of Dominion (the "Nonwovens Business"). The Company borrowed approximately $326.6 million under the Amended Credit Facility to finance the Nonwovens Acquisition, for which it paid a gross price of approximately $351.6 million, including related fees and expenses. In connection with the sale of the Apparel Fabrics Business and the Nonwovens Business, DT Acquisition repaid the subordinated advance from ZB Holdings in full.

  The primary operations of the Nonwovens Business are conducted through Poly-Bond Inc. ("Poly-Bond"), Nordlys S.A. ("Nordlys"), DIFCO Inc. ("DIFCO"), Geca-Tapes B.V. ("Geca") and Dominion Nonwovens Sudamerica S.A. ("DNS"). Poly-Bond, based in Waynesboro, Virginia, is a leading manufacturer of spunbond and spunmelt composite nonwovens used in disposable diapers, adult incontinence and feminine hygiene products. Nordlys, based in Bailleul, France, manufactures dry-laid nonwovens for industrial applications such as cable wrap, liquid filtration, medical end-uses, and electrical insulation. DIFCO, based in Magog, Quebec, produces custom designed technical fabrics. Geca, based in Tilburg, Netherlands, manufactures nonwovens products for industrial applications such as cable wrap. DNS produces spunbond and spunmelt nonwovens to serve hygiene markets in countries that are participants in the Mercosur free trade agreement.

The Nonwovens Acquisition Refinancing

  On January 29, 1998, in connection with the Nonwovens Acquisition, the Company amended its Credit Facility to provide for a $125.0 million secured term loan and to modify certain terms of the revolving portion of the Credit Facility. The Amended Credit Facility provides for revolving credit facilities with an aggregate commitment of up to $325.0 million. All indebtedness under the Amended Credit Facility is guaranteed on a joint and several basis by each of the Company's direct and indirect domestic subsidiaries. All indebtedness and related guarantees under the Amended Credit Facility are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of secured intercompany notes issued to the Company or one of its subsidiaries by certain non-domestic subsidiaries. See "Description of Certain Indebtedness--Amended Credit Facility."

  Concurrent with the sale of the Apparel Fabrics Business, and pursuant to the 2003 Tender Offer, DT USA purchased approximately $145.6 million of its $150.0 million outstanding 8 7/8% Guaranteed Senior Notes due 2003 for total consideration in cash equal to $1,065.32 per $1,000 principal amount, plus accrued interest. At the same time, pursuant to the 2006 Tender Offer, DT USA purchased approximately $124.5 million of its $125.0 million outstanding 9 1/4% Guaranteed Senior Notes due 2006 for total consideration in cash of $1,138.50 per $1,000 principal amount, plus accrued interest. Pursuant to both the 2003 Tender Offer and the 2006 Tender Offer (each as defined), DT USA received the requisite consents from tendering holders to amend the indentures under which the 2003 Notes and the 2006 Notes were issued to eliminate substantially all of the covenants contained therein and paid a consent fee, included in the respective total consideration discussed above, to holders who tendered their notes and delivered consents prior to the expiration of the consent solicitations. See "Description of Certain Indebtedness--2003 Notes and 2006 Notes."

  The Company's amendment to the Credit Facility resulting in the Amended Credit Facility and repurchase of the 2003 Notes and 2006 Notes pursuant to the 2003 Tender Offer and 2006 Tender Offer are collectively referred to as the "Nonwovens Acquisition Refinancing."

THE ORIENTED POLYMER ACQUISITION

  On March 16, 1998, the Company acquired (the "Oriented Polymer Acquisition") the manufacturing and business assets of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products (the "Oriented Polymer Business"). The aggregate purchase price of the assets to be purchased and liabilities to be assumed was approximately $47.0 million.

THE JUNE REFINANCING

  In the June Refinancing (the "June Refinancing"), the Company (i) refinanced its outstanding indebtedness under its 12 1/4% Senior Notes by consummating
(a) the June Offering and subsequent September Exchange Offer, and (b) the Senior Notes Tender Offer and Consent Solicitation, and (ii) entered into the Credit Facility.

The Private Placement and September Exchange Offer

  On July 3, 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "Privately Placed Notes") to Chase in a transaction not registered under the Securities Act in reliance upon an exemption under the Securities Act (the "Private Placement") pursuant to an indenture dated as of July 1, 1997 among the Company, the guarantors named therein and Harris Trust & Savings Bank, as trustee (the "9% Notes Indenture"). Chase subsequently placed the Privately Placed Notes with qualified institutional buyers in reliance under Rule 144A under the Securities Act. The Privately Placed Notes accrued interest from their original issuance date at the rate of 9% per annum, and had substantially similar provisions with respect to redemption (including optional redemption in the first three years in connection with one or more Public Equity Offerings (as defined herein), changes in control, ranking, Asset Sales (as defined herein) and other restrictive covenants. The Privately Placed Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future Senior Indebtedness of the Company.

  Pursuant to a Registration Statement on Form S-4 (Reg. No. 333-32605) filed with the Commission on August 1, 1997 and declared effective on September 3, 1997, the Company offered to exchange $1,000 principal amount of its 9% Senior Subordinated Notes due 2007, Series B (the "9% Notes") for each $1,000 principal amount outstanding of the Privately Placed Notes (the "September Exchange Offer"). The September Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the Original Notes in connection with the Private Placement pursuant to the Registration Rights Agreement dated July 3, 1997. The form and terms of the 9% Notes offered in the September Exchange Offer are the same as the form and terms of the Privately Placed Notes (which they replaced) except that (i) the 9% Notes bear a Series B designation, (ii) the 9% Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the 9% Notes are not entitled to any registration rights. The September Exchange Offer was consummated on October 3, 1997, with all $400 million principal amount of Privately Placed Notes being tendered for exchange. As a result, the Company currently has $400 million of 9% Notes outstanding; no Privately Placed Notes remain outstanding.

Senior Notes Tender Offer and Consent Solicitation

  In connection with the Private Placement, pursuant to an independent Offer to Purchase and Consent Solicitation Statement dated June 5, 1997, the Company offered to repurchase all, but not less than a majority, of its outstanding 12 1/4% Senior Notes due 2002 (the "Senior Notes") at a price equal to $1,103.64 per $1,000 aggregate principal amount of Senior Notes (the "Senior Notes Tender Offer and Consent Solicitation"). The price was calculated based on (i) the present value on the payment date of $1,061.25 per $1,000 principal amount of each Senior Note (the amount payable on July 15, 1998, the first date on which the Senior Notes were redeemable) plus accrued interest payable through July 15, 1998, using a discount factor equal to the sum of (x) 5.77% (the yield on the 8 1/4% U.S. Treasury Note due July 15, 1998 as of 2:00 p.m., New York City Time, on June 18, 1997, the tenth business day preceding the expiration date of the offer), plus (y) 75 basis points, minus $10.00 per $1,000 principal amount of Senior Notes. Each tendering holder also received accrued and unpaid interest up to, but not including, the date on which payment for accepted Senior Notes was made.

  The Company also solicited consents from the tendering holders of Senior Notes to certain proposed amendments to the Senior Notes indenture which eliminated substantially all of the protective covenants contained in that indenture. Holders who timely consented to the proposed amendments received a consent payment equal to 1% of their principal amount of Senior Notes ($10.00 per $1,000 principal amount). In response to the Senior Notes Tender Offer and Consent Solicitation, which was consummated on July 3, 1997, the Company received tenders of, and consents relating to, all of its outstanding Senior Notes.

Credit Facility

  As part of the June Refinancing, the Company and certain of its subsidiaries entered into revolving credit facilities (the "Credit Facility"), dated July 3, 1997, with a group of lenders and with Chase Bank, as administrative agent (the "Agent"), by amending and restating its original credit facility dated May 15, 1996 (the "Old Credit Facility"). Prior to the amendment consummated in connection with the Nonwovens Acquisition, the Credit Facility provided for aggregate borrowings of up to $325.0 million.

THE FNA ACQUISITION

  On August 14, 1996, PGI Polymer, a Delaware corporation and wholly owned subsidiary of the Company, completed the FNA Acquisition by acquiring the business of PNA Corp., a North Carolina corporation, and its wholly owned subsidiary FNA Polymer Corp. The acquisition was consummated pursuant to the terms of a Stock Purchase Agreement dated as of July 15, 1996 among Pertropar S.A., a corporation incorporated under the laws of the Federal Republic of Brazil, Alicorno Comercio e Servicios Lda., a corporation incorporated under the laws of Madeira, and PGI Polymer, and was accounted for using the purchase method of accounting. Total consideration paid in the transaction was $48 million, as determined in negotiations among the parties to the Stock Purchase Agreement, and was financed through borrowings under the Company's Old Credit Facility and working capital.

  FNA produced and continues to produce polypropylene fabrics for the nonwovens industry utilizing spunbond and SMS technologies. Among other assets acquired in the FNA Acquisition, the Company purchased FNA's modern manufacturing facility, which was built in 1992 and expanded in 1994. The FNA Acquisition strengthened the Company's strategic position in the hygiene materials market and broadened its offering of medical and agricultural materials.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

  In May 1996, the Company completed the Initial Public Offering (the "Initial Public Offering"), in which the Company offered and sold 11.5 million shares of Common Stock at a price of $18.00 per share. Net proceeds to the Company after underwriting fees and discounts approximated $190.8 million. Pursuant to the Recapitalization Agreement dated May 6, 1996, all of the warrants to acquire shares of Class C Common Stock were exercised and the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock were converted into a single class of Common Stock concurrently with the Initial Public Offering. In connection with the Initial Public Offering, the Company's Board of Directors approved an approximately 19.97 to 1 stock split. In addition, the Company (i) effectively repaid all outstanding indebtedness under the FiberTech and Chicopee credit facilities and terminated such credit facilities, redeemed $50.0 million principal amount of the Senior Notes at premium of 112.25% plus accrued, but unpaid, interest and entered into the Old Credit Facility, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility, (ii) redeemed the preferred stock of Chicopee, Inc. for approximately $46.9 million, and (iii) redeemed the Company Preferred Stock for approximately $10.5 million.

                      DESCRIPTION OF CERTAIN INDEBTEDNESS

AMENDED CREDIT FACILITY

  General. In connection with the Nonwovens Acquisition, the Company, the other "Borrowers" named therein and the "Domestic Non-Borrower Guarantors" named therein entered into the Amended Credit Facility (the "Amended Credit Facility") with a group of lenders (the "Lenders") and with Chase Bank, as Agent, by amending the Credit Facility. The Amended Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $325,000,000 and a term loan of $125,000,000. Subject to certain terms and conditions set forth in the Amended Credit Facility, a portion of the Amended Credit Facility may be used for letters of credit. A portion of the Amended Credit Facility may be denominated in Dutch guilders and in Canadian dollars. All indebtedness under the Amended Credit Facility (including any hedging arrangements provided by a Lender) is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company.

  Security. The Amended Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one of its subsidiaries by non-domestic subsidiaries.

  Maturity; Prepayment. The revolving credit portion of the Amended Credit Facility terminates in June 2003. The term loan portion terminates in December 2005. The loans will be subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

  Interest Rates. The interest rate applicable to borrowings under the Amended Credit Facility shall be based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency Base Rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Amended Credit Facility is denominated in Dutch guilders, the applicable interest rate shall be based on the applicable Eurocurrency Base Rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Amended Credit Facility is denominated in Canadian dollars, the applicable interest rate shall be based on the Canadian Base Rate referred to therein (plus a specified margin) or the Bankers' Acceptance Discount Rate referred to therein at the Company's option. The applicable margin for loans bearing interest based on the Base Rate or Canadian Base Rate will range from 0% to 1.25% and for loans bearing interest on a Eurocurrency Rate will range from 0.75% to 2.50%, based on the Company's ratio of total consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis.

  Covenants; Events of Default. The Amended Credit Facility contains covenants and events of default customary for financings of this type.

8 3/4% NOTES

  On March 5, 1998, the Company issued $200 million of the 8 3/4% Notes to Chase in a transaction not registered under the Securities Act in reliance upon an exemption under the Securities Act pursuant to an indenture dated as of March 1, 1998 among the Company, the guarantors named therein and Harris Trust & Savings Bank, as trustee. Chase subsequently placed the 8 3/4% Notes with qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 8 3/4% Notes accrue interest from their original issuance date at a rate of 8 3/4% per annum, and have customary provisions regarding redemption, changes in control, ranking, asset sales and other restrictive covenants. The 8 3/4% Notes are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

9% NOTES

  On July 3, 1997, the Company issued the Privately Placed Notes to Chase in a transaction not registered under the Securities Act in reliance upon an exemption under the Securities Act pursuant to the 9% Notes Indenture. Chase subsequently placed the Privately Placed Notes with qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Privately Placed Notes accrued interest from their original issuance date at the rate of 9% per annum, and had substantially similar provisions as the Notes with respect to redemption (including optional redemption in the first three years in connection with one or more Public Equity Offerings (as defined herein)), changes in control, ranking, Asset Sales (as defined herein) and other restrictive covenants. The Privately Placed Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future Senior Indebtedness of the Company.

  On September 3, 1997, pursuant to Registration Statement on Form S-4 (Reg. No. 333-32605) filed with the Commission on August 1, 1997 and declared effective on September 3, 1997 (the Company offered to exchange $1,000 principal amount of the 9% Notes for each $1,000 principal amount outstanding of the Privately Placed Notes. The September Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the Privately Placed Notes in connection with the June Offering pursuant to the Registration Rights Agreement dated July 3, 1997. The form and terms of the 9% Notes offered in the September Exchange Offer are the same as the form and terms of the Privately Placed Notes (which they replaced) except that (i) the 9% Notes bear a Series B designation, (ii) the 9% Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the 9% Notes are not entitled to any registration rights. The September Exchange Offer was consummated on October 3, 1997, with all $400 million principal amount of Privately Placed Notes being tendered for exchange. As a result, the Company currently has $400 million of 9% Notes outstanding; no Privately Placed Notes remain outstanding.

  The 9% Notes Indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on mergers, sales of assets, etc.

2003 NOTES AND 2006 NOTES

  On November 1, 1993, Dominion Textile (USA) Inc. ("DT USA"), a subsidiary of Dominion, issued $150.0 million of 8 7/8% Guaranteed Senior Notes due 2003 (the "2003 Notes") pursuant to an indenture, dated as of November 1, 1993, among DT USA, Dominion, as the Parent Guarantor, and First Union National Bank, as successor trustee (the "2003 Notes Indenture"). On April 1, 1996, DT USA issued an additional $125.0 million of 9 1/4% Guaranteed Senior Notes due 2006 (the "2006 Notes") pursuant to an indenture, dated as of April 1, 1996, among DT USA, Dominion and First Union National Bank, as successor trustee (the "2006 Notes Indenture"). Both the 2003 Notes and 2006 Notes are senior Indebtedness of DT USA and are guaranteed on a joint and several basis by DT USA and Dominion. DT USA became a wholly-owned subsidiary of Polymer Group, Inc. in connection with the Nonwovens Acquisition.

  On December 23, 1997, following the initial take-up of Dominion shares by DT Acquisition in the Dominion Tender Offer, DT USA made tender offers to purchase any and all outstanding 2003 Notes and 2006 Notes (the "2003 Tender Offer" and "2006 Tender Offer," respectively), and solicited consents to certain proposed amendments to the 2003 Notes Indenture and 2006 Notes Indenture. The tender of notes in the 2003 Tender Offer and 2006 Tender Offer was contingent upon such holder's consent to the proposed amendments to the 2003 Notes Indenture and the 2006 Notes Indenture, until, in each case, such time that the requisite number of consents to approve the proposed amendments had been obtained and a supplemental indenture relating thereto had been executed. The proposed amendments eliminated substantially all of the protective covenants in each of the 2003 Notes Indenture and the 2006 Notes Indenture.

  The total consideration offered for each validly tendered 2003 Note and properly delivered consent was $1,065.32, which was equal to the present value of $1,043.75 (the amount for which each 2003 Note could be repurchased at November 1, 1998, its earliest call date) and any interest payments due from the payment date to such call date, discounted using the yield rate of a chosen reference security plus a fixed spread. The total consideration offered for each validly tendered 2006 Note and properly delivered consent was $1,138.50, which was equal to the present value of $1,046.25 (the amount for which each 2003 Note could be repurchased at April 1, 2001, its earliest call date), and any interest payments due from the payment date to such call date, discounted using the yield rate of a chosen reference security plus a fixed spread. Holders who tendered in the 2003 Tender Offer and the 2006 Tender Offer prior to each respective expiration date for consents also received a consent payment equal to 1% of the outstanding principal amount of notes tendered (included in the total consideration described above).

  On January 16, 1998, DT USA made a separate, unconditional offer to purchase any and all outstanding 2003 Notes at a price equal to 101% of their aggregate principal amount (the "Change of Control Offer"). The Change of Control Offer was made solely for the purpose of satisfying certain provisions of the 2003 Indenture, which require such an offer to be made within 30 days of a change in control of DT USA or Dominion. The Change of Control Offer expired on March 17, 1998.

  On January 28, 1998, the expiration date for the 2003 Tender Offer and the 2006 Tender Offer, DT USA accepted for repurchase $145.6 million of 2003 Notes and $124.5 million of 2006 Notes. DT USA currently has $4.4 million aggregate principal amount of 2003 Notes and $0.5 million aggregate principal amount of 2006 Notes outstanding. DT USA accepted for repurchase $25,000 of the remaining 2003 Notes in the Change of Control Offer. DT USA intends to exercise its rights under Article IV of the 2003 Notes Indenture and Article IV of the 2006 Notes Indenture to satisfy and discharge the 2003 Notes and the 2006 Notes at the permitted times described therein.

SAFE HARBOR STATEMENT

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-4, declared effective on September 3, 1997, and Registration Statement on Form S-1, declared effective on May 9, 1996.

ITEM 2. PROPERTIES

  The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

                                 TOTAL
          LOCATION            SQUARE FEET           PRINCIPAL FUNCTION
          --------            -----------           ------------------
North Little Rock, Arkansas     364,000    Manufacturing
 (Plant 1)..................
North Little Rock, Arkansas     119,000    Manufacturing and Warehousing
 (Plant 2)..................
Rogers, Arkansas............    126,000    Manufacturing
Rogers, Arkansas............     15,000(1) Warehousing
Gainesville, Georgia........    121,000(1) Manufacturing and Warehousing
Dayton, New Jersey..........     30,000(2) Administration
Landisville, New Jersey.....    245,000    Manufacturing, Sales, Marketing and
                                            Research and Development
Vineland, New Jersey........     83,500(3) Manufacturing
Benson, North Carolina......    469,000    Manufacturing, Sales, Marketing and
                                            Warehousing
Raleigh, North Carolina.....      5,300(1) Administration
Mooresville, North Carolina.     73,500    Manufacturing, Sales, Marketing and
                                            Warehousing
Portland (Clackamas),            30,000    Manufacturing
 Oregon.....................
North Charleston, South           4,500(3) Corporate
 Carolina...................
Waynesboro, Virginia........    175,000    Manufacturing, Warehousing, Marketing
                                            and Research and Development
Waynesboro, Virginia........    125,500    Warehousing
Buenos Aires, Argentina.....     79,000(4) Manufacturing, Marketing, Warehousing
                                            and Administration
Vancouver, British Columbia.     60,000(1) Manufacturing
Mississauga, Ontario........      2,900(1) Sales and Marketing
North Bay, Ontario..........    350,000    Manufacturing
North Bay, Ontario..........     80,000(1) Warehousing
Bailleul, France............    305,584    Manufacturing, Marketing, Warehousing
                                            and Administration
Neunkirchen, Germany........    108,000    Manufacturing, Sales and Marketing
Guadalajara, Mexico.........      6,200(1) Sales, Marketing and Warehousing
Monterrey, Mexico...........      2,325(1) Sales, Marketing and Warehousing
Mexico City, Mexico.........      9,850(1) Sales, Marketing and Warehousing
San Luis Potosi, Mexico.....    100,000    Manufacturing and Marketing
Cuijk, The Netherlands......    364,000    Warehousing, Manufacturing, Sales,
                                            Marketing, Warehousing and Research
                                            and Development
Tilburg, Netherlands........     29,052    Manufacturing, Marketing, Warehousing
                                            and Administration
Denton, Manchester               12,500    Manufacturing, Warehousing and
 (England)..................                Administration
Albany, New York............     60,000    Manufacturing and Warehousing
Magog, Quebec...............    990,100    Manufacturing, Marketing, Warehousing
                                            and Administration
Sherbrooke, Quebec..........     16,823    Warehousing
Kingman, Kansas.............    182,000    Manufacturing, Marketing, Warehousing
                                            and Administration
Clearfield, Utah............    100,000    Manufacturing and Warehousing

--------
(1) Leased.
(2) The Company owns this 239,200 square foot facility, leasing it to an unaffiliated tenant, and subleases 30,000 square feet from such tenant. The tenant can terminate the Company's sublease upon 12 months' notice.
(3) Leased from entities affiliated with one of the Company's stockholders. See "Certain Relationships and Related Transactions."
(4) Joint venture (DNS) with Sauler Group (50% interest).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the New York Stock Exchange, symbol PGH. The Company has never paid or declared a cash dividend on its common stock, nor does the Company expect to pay any cash dividends in the foreseeable future. The following table sets forth for the calendar periods indicated the high and low market prices of the Company's common stock.

                                                                       1997
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
      First Quarter............................................... $15.88 $13.25
      Second Quarter..............................................  16.13  12.00
      Third Quarter...............................................  16.25  12.75
      Fourth Quarter..............................................  15.25   9.31
                                                                       1996
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
      Second Quarter (a).......................................... $20.50 $17.50
      Third Quarter...............................................  17.38  12.00
      Fourth Quarter..............................................  14.50  12.50

--------
(a) From May 9, 1996

TITLE OF CLASS

  Common Stock, $.01 par value

  As of April 1, 1998, there were 159 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years in the period ended January 3, 1998 and the balance sheet data as of January 3, 1998, December 28, 1996, December 30, 1995, December 31, 1994 and January 1, 1994 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

                                                   YEAR ENDED
                          -------------------------------------------------------------
                          JANUARY 3,  DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1,
                             1998         1996         1995         1994        1994
                          ----------  ------------ ------------ ------------ ----------
                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Net sales...............  $ 535,267     $521,368     $437,638     $165,333    $121,473
Cost of goods sold......    402,058      389,013      333,606      129,071      97,291
                          ---------     --------     --------     --------    --------
 Gross profit...........    133,209      132,355      104,032       36,262      24,182
Selling, general and
 administrative
 expenses...............     74,600       70,207       61,744       20,699      13,022
                          ---------     --------     --------     --------    --------
 Operating income.......     58,609       62,148       42,288       15,563      11,160
Other (income) expense:
 Interest expense, net..     30,499       33,641       37,868       13,216       4,387
 Investment income--
  (gain) on marketable
  securities, net.......    (11,880)          --           --           --          --
 Foreign currency
  transaction (gains)
  losses, net...........       (452)       2,955       22,811       17,332       1,363
 Income taxes...........     13,009       10,730        5,216        3,353       1,970
                          ---------     --------     --------     --------    --------
 Income (loss) before
  extraordinary item....     27,433       14,822      (23,607)     (18,338)      3,440
Extraordinary item,
 (loss) from
 extinguishment of
 debt...................    (12,005)     (13,932)          --       (4,372)         --
                          ---------     --------     --------     --------    --------
Net income (loss).......  $  15,428     $    890     $(23,607)    $(22,710)   $  3,440
Redeemable preferred
 stock dividends and
 accretion..............         --       (3,020)      (4,839)      (1,209)     (2,480)
                          ---------     --------     --------     --------    --------
Net income (loss)
 applicable to common
 stock..................  $  15,428     $ (2,130)    $(28,446)    $(23,919)   $    960
                          =========     ========     ========     ========    ========
Income (loss) before
 extraordinary item per
 common share--basic....  $    0.86     $   0.43     $  (1.39)    $  (0.95)   $   0.05
                          =========     ========     ========     ========    ========
Income (loss) before
 extraordinary item per
 common share--diluted..  $    0.86     $   0.43     $  (1.39)    $  (0.95)   $   0.05
                          =========     ========     ========     ========    ========
Average common shares
 outstanding............     32,000       27,688       20,500       20,500      20,500
                          =========     ========     ========     ========    ========
OPERATING AND OTHER DATA:
Cash provided by
 operating activities...  $  18,362     $ 36,097     $ 11,556     $ 17,386    $  6,888
Cash (used in) investing
 activities.............   (491,901)     (86,422)    (333,208)     (61,375)     (6,958)
Cash provided by (used
 in) financing
 activities.............    485,953       64,391      327,636       58,482      (1,038)
Gross margin (a)........       24.9%        25.4%        23.8%        21.9%       19.9%
EBITDA (b)..............  $  98,921     $ 98,915     $ 72,122     $ 23,864    $ 16,115
EBITDA margin (c).......       18.5%        19.0%        16.5%        14.4%       13.3%
Depreciation and
 amortization...........  $  40,312     $ 36,767     $ 29,834     $  8,348    $  4,955
Capital expenditures....     60,144       26,739       47,842       11,341       6,505
BALANCE SHEET DATA (AT
 END OF PERIOD):
Cash and cash
 equivalents............  $  50,190     $ 37,587     $ 18,088     $ 13,828    $  2,694
Working capital
 (deficit)..............    220,025       93,154       61,558       31,060      (5,786)
Total assets............  1,627,753      708,115      637,981      241,942     103,187
Total debt, excluding
 short-term bridge
 financing..............    745,136      382,242      450,878      190,814      57,562
Minority interest.......     54,730           --           --           --          --
Redeemable preferred
 stock, dividends and
 accretion..............        ---           --       44,339           --      31,603
Shareholders' equity
 (deficit)..............    199,090      195,918       13,752        2,220        (592)

              See Notes to Selected Consolidated Financial Data.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(a) Gross margin represents gross profit as a percentage of net sales.
(b) EBITDA is defined as operating income plus depreciation, amortization and Mexican statutory employee profit sharing and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.
(c) EBITDA margin represents EBITDA as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

  The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                    YEAR ENDED
                                       ------------------------------------
                                       JANUARY 3, DECEMBER 28, DECEMBER 30,
                                          1998        1996         1995
                                       ---------- ------------ ------------
Net sales by product category:
Hygiene...............................    43.3%       44.4%        45.1%
Medical...............................    16.2        17.6         16.7
Wiping................................    19.7        17.4         16.7
Industrial and specialty..............    20.8        20.6         21.5
                                         -----       -----        -----
                                         100.0%      100.0%       100.0%
Cost of goods sold....................    75.1        74.6         76.2
                                         -----       -----        -----
  Gross profit........................    24.9        25.4         23.8
Selling, general and administrative
 expenses.............................    13.9        13.4         14.1
                                         -----       -----        -----
Operating income......................    11.0        12.0          9.7
Other (income) expense:
  Interest expense, net...............     5.7         6.5          8.7
  Investment income, (gain) on
   marketable securities, net.........    (2.2)         --           --
  Foreign currency transaction (gains)
   losses, net........................     (.1)        0.5          5.2
                                         -----       -----        -----
Income (loss) before income taxes and
 extraordinary item...................     7.6         5.0         (4.2)
Income taxes..........................     2.5         2.1          1.2
                                         -----       -----        -----
Income (loss) before extraordinary
 item.................................     5.1         2.9         (5.4)
Extraordinary item, net of income tax
 benefit..............................    (2.2)       (2.6)          --
                                         -----       -----        -----
Net income (loss).....................     2.9%        0.3%        (5.4)%
                                         =====       =====        =====

COMPARISON OF YEAR ENDED JANUARY 3, 1998 AND DECEMBER 28, 1996

NET SALES

  Net sales increased approximately $14.0 million, or 2.7%, from $521.4 million in 1996 to $535.3 million in 1997.

  Hygiene product sales increased approximately $0.7 million from $231.2 million in 1996 to $231.9 million in 1997. Net sales increased $8.1 million primarily as a result of the acquisition of FNA and $9.5 million as a result of growth in adhesive bond fabric sales and customer contractual obligations. Net sales in the hygiene category was unfavorably impacted by $16.9 million due to weaker European foreign currency translation rates and lower thermal bond product sales as customers converted to spunbond materials faster in 1997 compared to 1996.

  Medical product sales decreased 5.4%, or approximately $5.0 million, from $91.7 million in 1996 to $86.7 million in 1997. This decrease was a result of:
(i) lower net raw material costs passed through to customers in the form of lower average selling prices, (ii) unfavorable European foreign currency translation rates, and (iii) other net decreases, including lower exports of surgical gown and drape fabric, which were partially offset by sales increases attributable to the acquisition of FNA and customer contractual obligations.

  Within the wiping product category, sales increased 16.1%, or $14.6 million, from $90.6 million in 1996 to $105.2 million in 1997 despite unfavorable foreign currency translation rates in Europe. Improved sales in this product category were driven by higher volumes of food service and specialty wiping products and by growth in rollgood sales and geographic and product line extensions.

  Sales in the industrial and specialty product category increased 3.4%, or $3.7 million, from $107.8 million in 1996 to $111.5 million in 1997. Sales growth was attributable to the acquisition of FNA and increased sales of woven slit films offset by unfavorable European foreign currency translation rates and lower sales of products for home fashions, automotive and apparel interlining applications.

GROSS PROFIT

  Gross profit increased to $133.2 million in 1997 versus $132.4 million in 1996. The approximate $0.8 million increase in gross profit over 1996 reflected the benefit of the acquisition of FNA offset by volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and reduced overhead absorption as a result of lower thermal bond volume offset somewhat by lower raw material costs.

  Raw material costs in 1997 were approximately $236.0 million, or 44.1% of net sales, compared to $240.1 million, or 46.1% of net sales, in 1996. This decrease reflects the continued trend in lower raw material costs, offset somewhat by higher levels of material usage in North America and Europe. Direct labor costs were $42.3 million, or 7.9% of net sales in 1997, compared to $39.3 million, or 7.6% of net sales in 1996. Overhead costs were $109.5 million, or 20.9% of net sales, in 1996 versus $123.8 million, or 23.1% of net sales, in 1997. The increase in overhead costs between 1997 and 1996 results from higher depreciation on completed capital expenditures, incremental overhead associated with the acquisition of FNA and unfavorable manufacturing costs associated with program ramp-up delays and lower thermal bond volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses were 13.9% of net sales, or $74.6 million, in 1997 compared to 13.4% of net sales, or $70.2 million, in 1996. Research and development expense was $9.6 million in 1997 compared to $6.9 million in 1996.

OTHER

  Interest expense in 1997 decreased $3.1 million, from $33.6 million in 1996 to $30.5 million in 1997. Interest expense as a percentage of net sales decreased from 6.5% in 1996 to 5.7% in 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in 1997 prior to the refinancing of the Company's indebtedness in June of 1997. The Company recorded net investment income related to its gain on marketable securities of $11.9 million during 1997.

  Net foreign currency transaction gains were approximately $0.5 million in 1997 compared to foreign currency losses of approximately $3.0 million in 1996. The Company provided for income taxes of approximately $13.0 million in 1997, representing an effective tax rate of 32.2% before extraordinary item. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to the utilization of net operating loss carryforwards and to tax strategies initiated at the time of the Company's Initial Public Offering in 1996.

INCOME BEFORE EXTRAORDINARY ITEM

  The Company's income before extraordinary item was $27.4 million, or $.86 per common share, as compared to $14.8 million, or $.43 per common share in 1996. The approximate $12.6 million increase between 1997 and 1996 is attributable to net investment income gains of $11.9 million, lower interest expense and a lower effective tax rate, offset by reduced overhead absorption due to lower thermal bond volume, offset somewhat by lower raw material costs, higher manufacturing costs associated with program ramp-up delays in Europe and volume declines associated with delays at certain key customers.

EXTRAORDINARY ITEM

  The Company recorded one-time charges of $12.0 million, net of taxes, for the write-off of previously capitalized debt issue costs and premiums paid in connection with the refinancing of its indebtedness in June of 1997.

COMPARISON OF YEAR ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

NET SALES

  Net sales for 1996 were $521.4 million, a 19.1% increase over net sales of $437.6 million in 1995.

  Hygiene product sales increased $33.6 million to $231.2 million in 1996, from $197.6 million in 1995. Sales of hygiene products made with spunbond and SMS, adhesive bond and apertured film technologies increased by $28.5 million in 1996. Driving the internal growth of hygiene products was the SMS expansion in San Luis Potosi, Mexico and rising demand for apertured film facings, partially offset by declining thermal bond volume and the discontinuation of purchased spunbond from a former joint venture partner.

  Medical product sales increased $18.7 million to $91.7 million in 1996, from $73.0 million in 1995. The Company's medical business benefited from a high level of unit volume growth during the year, offset by a decrease in average unit selling prices as a result of the pass through of lower raw material costs. The net increase in total medical sales between 1996 and 1995 attributable to volume growth was $7.5 million, or 10.2%, offset by price reductions of $5.9 million related to lower material cost. Growth in medical sales attributable to the acquisition of FNA and Chicopee were $17.2 million.

  Wiping product sales were $90.6 million in 1996, compared to $73.0 million in 1995, reflecting an increase of $17.6 million. Revenue growth in the wipes category was principally due to inclusion of a full year of Chicopee operations.

  Sales of industrial and specialty products were $107.8 million in 1996, compared to $94.1 million in 1995, up 14.6% due primarily to the acquisitions of FNA and Chicopee. In addition, industrial and specialty product revenue grew in 1996 as a result of (i) new product introductions such as decal backings, apparel interlinings, window coverings and landscape fabrics, and
(ii) growth in established product lines such as microporous separators, crop covers, home furnishings, clean room rollgoods and industrial protective coverings.

GROSS PROFIT

  Gross profit was $132.4 million, or 25.4% of net sales, compared to $104.0 million, or 23.8% of net sales in 1995. The improvement in gross profit as a percentage of sales was largely due to lower raw material costs. Additionally, the Company increased its gross margins as a result of improvements in manufacturing efficiencies and material utilization and a mix shift to greater value added products. The Company has improved material utilization primarily by reducing waste, controlling weight variation and designing lower basis weight products. Overhead expenses increased from 19.9% of net sales in 1995 to 20.9% of net sales in 1996 as a result of higher depreciation on completed capital expenditures and transitional overhead associated with the integration of value-added production in the hygiene product category.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses were $70.2 million in 1996, compared with $61.7 million in 1995, an increase of $8.5 million primarily due to the FNA Acquisition in August 1996 and a full year of expenses related to the Chicopee operations, compared with nine and one half months in

1995. As a percentage of net sales, selling, general and administrative expenses decreased to 13.4% in 1996 from 14.1% in 1995. Research and development expense was $6.9 million in 1996 compared to $6.4 million in 1995.

OTHER

  Interest expense decreased $4.3 million from $37.9 million in 1995 to $33.6 million in 1996. Interest expense as a percentage of net sales decreased to 6.5% in 1996 from 8.7% in 1995. These decreases are principally due to a lower average amount of indebtedness outstanding in 1996. Net foreign currency transaction losses were approximately $3.0 million in 1996 versus $22.8 million in 1995. In 1996, the Company's European operations incurred net foreign currency transaction losses of $6.2 million which were offset by net foreign currency transaction gains of $3.3 million within the Company's Mexican operation. The Initial Public Offering and the recapitalization consummated concurrently therewith eliminated the majority of the Company's United States dollar intercompany debt, effectively reducing the Company's exposure to foreign currency fluctuations.

INCOME BEFORE EXTRAORDINARY ITEM

  Income before extraordinary item was $14.8 million in 1996 versus a loss before extraordinary item of $(23.6) million in 1995. Income before extraordinary item was favorably impacted during 1996 by increased profitability attributable primarily to volume increases within the hygiene and industrial and specialty product categories. Offsetting the effects of improved gross profit were foreign currency transaction losses of approximately $3.0 million in 1996. The Company provided for income taxes of $10.7 million during 1996, representing an effective tax rate of approximately 42%. Unfavorably impacting net income in the prior year was a higher effective tax rate resulting from foreign losses which did not give rise to a corresponding tax benefit.

EXTRAORDINARY ITEM

  As a result of the recapitalization effected concurrently with the Initial Public Offering, the Company recorded one-time charges of approximately $13.9 million, net of taxes, related to the write-off of previously capitalized debt issue costs and prepayment penalties paid in connection with the repurchase of $50.0 million in principal of outstanding Senior Notes.

                        LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

  During 1997, the Company's operations generated $18.4 million of cash. The Company's working capital increased $126.8 million, from $93.2 million at December 28, 1996 to $220.0 million at January 3, 1998. Cash and equivalents were $50.2 million at January 3, 1998 as compared to $37.6 million at December 28, 1996. This increase arose principally from higher net income in 1997.

  At December 28, 1996, the Company had $36.1 million of cash, compared to $11.6 million during 1995, an increase of $24.5 million. This increase was attributable to a higher level of operating income in 1996 and lower interest costs due to a lower average amount of indebtedness outstanding in 1996. The Company's working capital increased $31.6 million, or 51.3%, from $61.6 million in 1995 to $93.2 million in 1996, mainly as a result of increases in accounts receivable and inventories offset by increased accounts payable and accrued expenses. Cash and equivalents and marketable securities were $48.5 million at December 28, 1996 as compared to $22.9 million at December 30, 1995, a net increase of $25.6 million.

INVESTING AND FINANCING ACTIVITIES

  Capital expenditures for 1997 totaled $60.1 million, an increase of $33.4 million over 1996 due primarily to expansion of adhesive bond and reticulon capacity, and a new 4.2 meter wide SMS line at the Company's Mooresville, North Carolina plant site. Commercialization of this new line was completed during the fourth quarter of 1997. For fiscal 1998, the Company has budgeted approximately $31.0 million for sustaining capital expenditures and approximately $52.0 million for margin-enhancing capital expenditures.

  On July 3, 1997, the Company refinanced its outstanding indebtedness by: (i) consummating the offering of the Privately Placed Notes and the tender offer and related consent solicitation for its Senior Notes; and (ii) amending and restating its then existing credit facility. In connection with consummation of the June Refinancing, the Company recorded one-time charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid with respect to the repurchase of the Senior Notes.

  On December 19, 1997, DT Acquisition completed the purchase of approximately 98% of the outstanding common shares of Dominion for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. Additionally, on December 29, 1997, DT Acquisition acquired an additional 331,207 common shares. The acquisition, which was accounted for using the purchase method of accounting, was financed with $215.9 million of borrowings under DTA's $600.0 million senior secured credit facilities, and subordinated advances of $141.0, $69.0, and $25.0 million by Galey, ZB Holdings and the Company, respectively.

  On January 29, 1998, DT Acquisition acquired all remaining common and preferred shares of Dominion which then underwent a "winding up." All assets of Dominion were transferred to DT Acquisition, all liabilities of Dominion were assumed by DT Acquisition and all outstanding common shares and first preferred shares held by DT Acquisition were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, and a Master Separation Agreement dated January 29, 1998, the Apparel Fabrics Business was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired the Nonwovens Business of Dominion for approximately $351.6 million, including fees and expenses. Concurrently, DT USA purchased approximately $145.6 million of its $150.0 million outstanding 8 7/8% Guaranteed Senior Notes due 2003. At the same time, DT USA purchased approximately $124.5 million of its $125.0 million outstanding 9 1/4% Guaranteed Senior Notes due 2006. In addition, on January 29, 1998 and in connection with acquisition of the Nonwovens Business, the Company amended its credit facility to provide a term loan of $125.0 million and a revolving credit commitment of $325.0 million.

  On March 5, 1998 the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008.

  On March 16, 1998, the Company acquired the manufacturing and business assets of a leading North American manufacturer of polypropylene-based, commercial twine and polyethylene-based specialty knitted products for approximately $47.0 million.

  On May 15, 1996, the Company completed the Initial Public Offering, in which it offered and sold 11.5 million shares of common stock at an offering price of $18.00 per share. Net proceeds to the Company after underwriting fees and related costs were $190.8 million.

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

EFFECT OF INFLATION

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company does not believe that inflation has had any material effect on the Company's results of operations.

FOREIGN CURRENCY

  The Company manufactures certain of its products in Germany, Canada, Mexico, France, England and the Netherlands. The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with FAS 52. Since the Company's substantial foreign operations expose it to the risk of exchange rate fluctuations, if foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into dollars will improve profitability when the foreign currency strengthens against the dollar and will reduce profitability when the foreign currency weakens. In addition, the remeasurements of foreign currency denominated assets and liabilities into dollars gives rise to foreign exchange gains and losses which are included in the determination of net income.

DERIVATIVES

  The Company does not use derivative financial instruments for trading purposes. Such products are used only to manage well-defined interest rate and certain foreign currency risks, as discussed below. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. Charges to expense in 1997 and 1996 related to derivative products were not significant.

  The Company may enter into financial instruments, which are limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are employed in connection with an underlying asset, liability, firm commitment or anticipated transaction. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses, if any, on financial instruments that do not qualify as hedges for accounting purposes are recognized in the determination of net income.

NEW ACCOUNTING STANDARDS

  In 1997, Statement No. 128, "Earnings Per Share" ("FAS 128") was issued. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

  In 1997, Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately as a component of shareholders' equity, to be included in other comprehensive income. The Company will adopt the new requirements in 1998.

  In 1997, Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997, was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements in 1998.

ENVIRONMENTAL

  The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emission, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with environmental requirements. The Company is also subject to laws, such as the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), that may impose liability retroactively and without fault for releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise.

YEAR 2000

  The Company has made an initial assessment of certain computer systems' compatibility with the "Year 2000" issue and has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. Management does not currently expect the total costs of the year 2000 conversion project to be material to the financial condition of the Company taken as a whole. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors..........................   37
Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996....   38
Consolidated Statements of Operations for the fiscal years ended January 3,
 1998, December 28, 1996 and December 30, 1995.............................   39
Consolidated Statements of Shareholders' Equity for the fiscal years ended
 January 3, 1998, December 28, 1996 and December 30, 1995..................   40
Consolidated Statements of Cash Flows for the fiscal years ended January 3,
 1998, December 28, 1996 and December 30, 1995.............................   41
Notes to Consolidated Financial Statements for the fiscal years ended
 January 3, 1998, December 28, 1996 and December 30, 1995..................   42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Polymer Group, Inc.

  We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of January 3, 1998 and December 28, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 3, 1998 and December 28, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Greenville, South Carolina
March 25, 1998

                              POLYMER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JANUARY 3,  DECEMBER 28,
                        ASSETS                            1998         1996
                        ------                         ----------  ------------
Current assets:
  Cash and equivalents................................ $   50,190    $ 37,587
  Marketable securities...............................      7,754      10,892
  Accounts receivable, net............................    107,328      64,752
  Inventories.........................................     94,128      55,637
  Deferred income taxes...............................      4,161       5,172
  Assets held for disposition, net....................    464,524         --
  Other...............................................     26,985      10,387
                                                       ----------    --------
    Total current assets..............................    755,070     184,427
Property, plant and equipment, net....................    606,260     406,527
Intangibles, loan acquisition and organization costs,
 net..................................................    229,391      96,932
Deferred income taxes.................................      9,183      10,741
Other.................................................     27,849       9,488
                                                       ----------    --------
    Total assets...................................... $1,627,753    $708,115
                                                       ==========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.................................... $   52,165    $ 36,059
  Accrued liabilities.................................     52,133      33,130
  Income taxes payable................................      1,242       1,196
  Deferred income taxes...............................        284       1,391
  Short-term bridge financing.........................    425,945         --
  Current portion of long-term debt...................      3,276      19,497
                                                       ----------    --------
    Total current liabilities.........................    535,045      91,273
Long-term debt, less current portion..................    741,860     362,745
Deferred income taxes.................................     82,213      52,115
Other noncurrent liabilities..........................     14,815       6,064
Minority interest.....................................     54,730         --
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized at 1997 and 1996; 0 shares issued
   and outstanding at 1997 and 1996...................        --          --
  Common stock--$.01 par value, 100,000,000 shares
   authorized at 1997 and 1996; 32,000,000 shares
   issued and outstanding at 1997 and 1996............        320         320
  Non-voting common stock--$.01 par value; 3,000,000
   shares authorized at 1997 and 1996; 0 shares issued
   and outstanding at 1997 and 1996...................        --          --
  Additional paid-in capital..........................    243,662     243,662
  (Deficit)...........................................    (39,355)    (54,783)
  Cumulative translation adjustment...................     (5,544)      6,790
  Unrealized holding gain (loss) on marketable
   securities.........................................          7         (71)
                                                       ----------    --------
                                                          199,090     195,918
                                                       ----------    --------
    Total liabilities and shareholders' equity........ $1,627,753    $708,115
                                                       ==========    ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE FISCAL YEARS ENDED
                                            -----------------------------------
                                            JANUARY
                                               3,     DECEMBER 28, DECEMBER 30,
                                              1998        1996         1995
                                            --------  ------------ ------------
Net sales.................................  $535,267    $521,368     $437,638
Cost of goods sold........................   402,058     389,013      333,606
                                            --------    --------     --------
Gross profit..............................   133,209     132,355      104,032
Selling, general and administrative
 expenses.................................    74,600      70,207       61,744
                                            --------    --------     --------
Operating income..........................    58,609      62,148       42,288
Other (income) expense:
  Interest expense, net...................    30,499      33,641       37,868
  Investment income--(gain) on marketable
   securities, net........................   (11,880)        --           --
  Foreign currency transaction (gains)
   losses, net............................      (452)      2,955       22,811
                                            --------    --------     --------
                                              18,167      36,596       60,679
                                            --------    --------     --------
Income (loss) before income taxes and
 extraordinary item.......................    40,442      25,552      (18,391)
Income taxes..............................    13,009      10,730        5,216
                                            --------    --------     --------
Income (loss) before extraordinary item...    27,433      14,822      (23,607)
Extraordinary item, loss from
 extinguishment of debt, net of income tax
 benefit of $5,959 in 1997 ($7,492 in
 1996)....................................   (12,005)    (13,932)         --
                                            --------    --------     --------
Net income (loss).........................    15,428         890      (23,607)
Redeemable preferred stock dividends and
 accretion................................       --       (3,020)      (4,839)
                                            --------    --------     --------
Net income (loss) applicable to common
 stock....................................  $ 15,428    $ (2,130)    $(28,446)
                                            ========    ========     ========
Net income (loss) per common share:
  Basic:
    Average common shares outstanding.....    32,000      27,688       20,500
    Income (loss) before extraordinary
     item.................................  $    .86    $    .43     $  (1.39)
    Extraordinary item, net of income tax
     benefit..............................      (.38)       (.51)         --
                                            --------    --------     --------
    Net income (loss) per common share--
     basic................................  $    .48    $   (.08)    $  (1.39)
                                            ========    ========     ========
  Diluted:
    Average common shares outstanding.....    32,000      27,688       20,500
    Income per share before extraordinary
     item.................................  $    .86    $    .43     $  (1.39)
    Extraordinary item, net of income tax
     benefit..............................      (.38)       (.51)         --
                                            --------    --------     --------
    Net income (loss) per common share--
     diluted..............................  $    .48    $   (.08)    $  (1.39)
                                            ========    ========     ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30,
                                      1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    UNREALIZED
                                                                   HOLDING  GAIN
                                 ADDITIONAL            CUMULATIVE    (LOSS) ON
                          COMMON  PAID-IN              TRANSLATION  MARKETABLE
                          STOCK   CAPITAL   (DEFICIT)  ADJUSTMENT   SECURITIES    TOTAL
                          ------ ---------- ---------  ----------- ------------- --------
Balance--December 31,
 1994...................   $ 17   $ 22,626  $(24,207)   $  3,784       $ --      $  2,220
Exchange of Class A and
 B stock (32,959,130
 shares)................    (17)   (22,626)      --          --          --       (22,643)
Issuance of Class A-1
 stock (5,359,615
 shares)................      3     21,155       --          --          --        21,158
Issuance of Class A-2
 stock (698,883 shares).    --       4,015       --          --          --         4,015
Issuance of Class A-3
 stock (2,296,330
 shares)................      1      4,621       --          --          --         4,622
Issuance of Class B
 stock (10,727,437
 shares)................      6     22,843       --          --          --        22,849
Issuance of warrants....    --         500       --          --          --           500
Net loss................    --         --    (23,607)        --          --       (23,607)
Foreign currency
 translation
 adjustments............    --         --        --        9,135         --         9,135
Cumulative dividends on
 redeemable preferred
 stock and discount
 accretion..............    --         --     (4,839)        --          --        (4,839)
Unrealized holding gain
 on marketable
 securities.............    --         --        --          --          342          342
                           ----   --------  --------    --------       -----     --------
Balance--December 30,
 1995...................     10     53,134   (52,653)     12,919         342       13,752
Exercise of warrants
 (1,417,735 shares).....      1         (1)      --          --          --           --
Approximate 19.97 to 1
 stock split............    194       (194)      --          --          --           --
Issuance of stock, net
 of costs incurred
 (11,500,000 shares)....    115    190,723       --          --          --       190,838
Net income..............    --         --        890         --          --           890
Foreign currency
 translation
 adjustments............    --         --        --       (6,129)        --        (6,129)
Cumulative dividends on
 redeemable preferred
 stock and discount
 accretion..............    --         --     (3,020)        --          --        (3,020)
Unrealized holding
 (loss) on marketable
 securities.............    --         --        --          --         (413)        (413)
                           ----   --------  --------    --------       -----     --------
Balance--December 28,
 1996...................    320    243,662   (54,783)      6,790         (71)     195,918
Net income..............    --         --     15,428         --          --        15,428
Foreign currency
 translation
 adjustments............    --         --        --      (12,334)        --       (12,334)
Unrealized holding gain
 on marketable
 securities.............    --         --        --          --           78           78
                           ----   --------  --------    --------       -----     --------
Balance--January 3,
 1998...................   $320   $243,662  $(39,355)   $ (5,544)      $   7     $199,090
                           ====   ========  ========    ========       =====     ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 FOR THE FISCAL YEARS ENDED
                                            ------------------------------------
                                            JANUARY 3, DECEMBER 28, DECEMBER 30,
                                               1998        1996         1995
                                            ---------- ------------ ------------
Operating activities
  Net income (loss).......................   $ 15,428   $     890    $ (23,607)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Extraordinary item, net of income tax
   benefit................................     12,005      13,932          --
  Depreciation and amortization expense...     40,312      36,767       29,834
  Foreign currency transaction (gains)
   losses, net............................       (452)      2,955       22,811
  Gain on marketable securities classified
   as trading, net........................    (11,880)        --           --
  Provision for losses on accounts
   receivable and price concessions.......      7,337       9,060        5,788
  Provision for deferred income taxes.....      5,985       7,831       (1,375)
  Changes in operating assets and
   liabilities, net of effect of
   acquisitions:
    Accounts receivable...................    (19,157)    (11,966)     (16,160)
    Inventories...........................     (6,453)     (6,353)      (7,799)
    Accounts payable and accrued expenses.     (4,304)     (5,860)      (2,666)
    Other, net............................    (20,459)    (11,159)       4,730
                                             --------   ---------    ---------
      Net cash provided by operating
       activities.........................     18,362      36,097       11,556
Investing activities
  Purchases of property, plant and
   equipment..............................    (60,144)    (26,739)     (47,842)
  Purchases of marketable securities
   classified as available for sale.......    (15,251)    (22,879)     (22,521)
  Proceeds from sales of marketable
   securities classified as available for
   sale...................................     17,003      16,713       19,929
  Acquisition of businesses, net of cash
   acquired...............................   (429,559)    (52,466)    (281,358)
  Organization and other costs............     (3,950)     (1,051)      (1,416)
                                             --------   ---------    ---------
      Net cash (used in) investing
       activities.........................   (491,901)    (86,422)    (333,208)
Financing activities
  Issuance of common stock, net of costs
   incurred...............................        --      190,838       30,000
  Proceeds from debt......................    480,846     308,277      273,654
  Proceeds from short-term bridge
   financing..............................    425,945         --           --
  Payments of debt........................   (402,282)   (375,989)     (13,638)
  Issuance of redeemable preferred stock
   and warrants...........................        --       10,000       40,000
  Redemption of preferred stock...........        --      (57,359)         --
  Loan acquisition, debt prepayment and
   other costs, net.......................    (18,556)    (11,376)      (2,380)
                                             --------   ---------    ---------
      Net cash provided by financing
       activities.........................    485,953      64,391      327,636
Effect of exchange rate changes on cash...        189       5,433       (1,724)
                                             --------   ---------    ---------
      Net increase in cash and
       equivalents........................     12,603      19,499        4,260
      Cash and equivalents at beginning of
       year...............................     37,587      18,088       13,828
                                             --------   ---------    ---------
      Cash and equivalents at end of year.   $ 50,190   $  37,587    $  18,088
                                             ========   =========    =========
Noncash investing and financing activities
  Cumulative dividends on redeemable
   preferred stock and accretion..........   $    --    $   3,020    $   4,839
  Approximate 19.97 to 1 stock split......        --          194          --
Supplemental information
  Cash paid for interest..................     40,768      38,111       43,186
  Cash paid for income taxes..............      7,419       6,602        5,027
Acquisition of businesses
  Fair value of assets acquired...........    391,920      61,946      358,814
  Fair value of assets acquired--held for
   disposition............................    464,524         --           --
  Liabilities assumed and incurred........   (426,885)     (9,480)     (77,456)
  Acquisition of businesses, net of cash
   acquired...............................    429,559      52,466      281,358

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  Polymer Group, Inc. (the "Company") operates in one business segment, manufacturing and marketing woven and nonwoven polyolefin fabric. The Company's principal lines of business include hygiene, medical, wiping and industrial and specialty products. The Company operates manufacturing facilities located in the United States, Canada, Mexico, The Netherlands, France, Germany and England.

 Basis of Presentation and Use of Estimates

  The accompanying consolidated financial statements of the Company, a Delaware corporation incorporated on June 16, 1994, are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The Company recorded minority interest in the consolidated balance sheet of $54.7 million at January 3, 1998. This minority interest represents the minority shareholders' interest in the shareholders' equity of Dominion Textile Inc. ("Dominion"). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's investment in DNS (as defined in "Note 2. Acquisitions") is accounted for on the equity method.

 Revenue Recognition

  Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.

 Cash Equivalents and Interest Income

  Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents. Interest income approximated $2.4 and $1.9 million during 1997 and 1996, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest income and capitalized interest. Interest income was not significant in 1995.

 Marketable Securities

  The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The statement requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to a separate component of shareholders' equity. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At January 3, 1998 and December 28, 1996, all securities covered by FAS 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments,

                              POLYMER GROUP, INC.

as determined on the specific identification basis, are included in the determination of net income. Marketable securities as of January 3, 1998 and December 28, 1996 consist of the following:

                                                                  1997   1996
                                                                 ------ -------
                                                                 (IN THOUSANDS)
      Marketable securities (common and preferred stock):
        Cost.................................................... $7,747 $10,963
        Unrealized gains........................................      7     --
        Unrealized (losses).....................................    --      (71)
                                                                 ------ -------
        Gross fair value........................................ $7,754 $10,892
                                                                 ====== =======

 Accounts Receivable and Concentration of Credit Risks

  Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $5.5 and $3.8 million at January 3, 1998 and December 28, 1996, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. Johnson & Johnson ("J&J") and The Procter & Gamble Company ("P&G") accounted for approximately 26% and 16%, respectively, of the Company's sales in 1997. In 1996, J&J and P&G accounted for approximately 29% and 14%, respectively, of the Company's sales. In 1995, J&J and P&G accounted for approximately 28% and 15%, respectively, of the Company's sales.

 Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of January 3, 1998 and December 28, 1996, consist of the following:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Finished goods........................................... $48,769 $26,809
      Work in process and stores and maintenance parts.........  11,201   3,328
      Raw materials............................................  34,158  25,500
                                                                ------- -------
          Total................................................ $94,128 $55,637
                                                                ======= =======

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized approximately $1.6, $0.8 and $1.9 million of interest costs during 1997, 1996 and 1995, respectively.

                              POLYMER GROUP, INC.

 Intangibles, Loan Acquisition and Organization Costs

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company adopted FAS 121 on December 31, 1995. The effect of adoption was not material to the Company's financial condition or results of operations.

  The excess of cost over the fair value of net assets of companies acquired is amortized on the straight-line method over an estimated useful life of 40 years. Identified intangible assets consist primarily of costs allocated in the acquisitions to supply agreements, proprietary technology and other acquisition-related arrangements. Such costs are amortized on the straight-line method over periods not exceeding an estimated useful life of ten years. Capitalized organization costs are amortized over five years on the straight-line method. Loan acquisition costs relating to long-term debt are amortized over the term of the related debt. The lives established for these assets are a composite of many factors; accordingly, the Company evaluates the continued appropriateness of these lives based upon the latest available economic factors and circumstances. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

 Derivatives

  The Company does not use derivative financial instruments for trading purposes. Such products are used only to manage well-defined interest rate and certain foreign currency risks, as discussed below. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company entered into a London Interbank Offered Rate-based interest rate cap agreement during 1996. The agreement provides for a notional amount of $100.0 million which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 1997, such amount did not exceed 9%. Charges to expense in 1997 and 1996 related to derivative products were not significant.

  The Company may enter into financial instruments, which are limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are employed in connection with an underlying asset, liability, firm commitment or anticipated transaction. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses, if any, on financial instruments that do not qualify as hedges for accounting purposes are recognized in the determination of net income.

 Fair Value of Financial Instruments

  The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However,

                              POLYMER GROUP, INC.

considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, marketable securities, accounts receivable, other assets, accounts payable and derivative financial instruments are reasonable estimates of their fair values. Fair value of the Company's long-term debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and remaining maturities and other independent valuation methodologies. The estimated fair value of debt at January 3, 1998 and December 28, 1996 was $1.2 billion and $391.2 million, respectively. During 1997, the Company utilized standby letters of credit which collateralized the Company's debt obligations to third parties. Outstanding standby letters of credit totaled approximately $8.7 million at January 3, 1998. The contract amounts of these letters of credit approximate their fair value.

 Income Taxes

  The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be ultimately realized.

 Research and Development

  The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $9.6, $6.9 and $6.4 million of research and development expense during 1997, 1996 and 1995, respectively.

 Foreign Currency Translation

  The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates during the reporting period. At the beginning of fiscal 1997, the Company changed the functional currency of its Mexican subsidiary to the U.S. dollar. The cumulative inflation index in Mexico approximated 100% over a three year period ended December 28, 1996; therefore, Mexico is considered to be a "highly inflationary" economy in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FAS 52"). As a result of this change, the dollar-translated amounts of nonmonetary assets at the end of fiscal 1996 became the accounting basis for those assets at the beginning of fiscal 1997 and for subsequent periods. Additionally, the Mexican-related cumulative translation adjustment accumulated in shareholders' equity prior to this change in functional currency remains a separate component of shareholders' equity.

 Net Income (Loss) Per Common Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share

                              POLYMER GROUP, INC.

excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. The denominator for both basic and diluted earnings per share is average common shares outstanding.

 Comprehensive Income

  In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company will adopt the new requirements retroactively in the first quarter of 1998.

NOTE 2. ACQUISITIONS

  On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition, which was accounted for using the purchase method of accounting, was financed with $215.9 million of borrowings under DTA's $600.0 million senior secured credit facilities, and subordinated advances of $141.0, $69.0, and $25.0 million by Galey & Lord, Inc. ("Galey"), ZB Holdings, Inc. ("ZB Holdings") and the Company, respectively. ZB Holdings is a wholly-owned subsidiary of The InterTech Group, Inc., an affiliate of the Company.

  On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding up." All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities of Dominion that comprised the nonwovens and industrial fabrics operations (the "Nonwovens Business") for approximately $351.6 million, including fees and expenses. The Nonwovens Business includes a 50% interest in Argentina-based Dominion Nonwovens Sudamerica S.A. ("DNS"). DNS manufactures and markets nonwovens to hygiene markets in South America. Concurrently, Dominion Textile
(USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006 as more fully described in "Note 7. Debt." Net assets of the apparel business of Dominion have been classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. Results of operations of Dominion have not been included in the results of the Company's consolidated financial statements, as their effect is not considered to be material to the Company's consolidated results of operations.

                              POLYMER GROUP, INC.

  On August 14, 1996, the Company completed the acquisition (the "FNA Acquisition") of the business of FNA Polymer Corp. ("FNA") (formerly known as Fitesa North America) for approximately $48.0 million in a transaction accounted for by the purchase method of accounting. FNA produces polypropylene fabrics for the nonwovens industry.

  The following pro forma information in the table below is based on historical financial statements of the Company, FNA and the Nonwovens Business adjusted to give effect to the Nonwovens Acquisition, the June Refinancing (as defined in "Note 7. Debt"), the FNA Acquisition, the IPO and the financing thereof as if such events occurred on December 29, 1996 and December 31, 1995. The unaudited pro forma financial information includes the results of a business acquired by the Company in the third quarter of 1997 which is not independently significant for disclosure purposes. In accordance with the purchase method of accounting, the purchase price for the Nonwovens Acquisition has been allocated to the underlying assets based on their respective fair values at the date of the acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date. The accompanying pro forma financial information in the table below does not purport to represent what the Company's results of operations would have been had the Nonwovens Acquisition, the June Refinancing, the FNA Acquisition, and the IPO actually occurred at the beginning of the respective periods, or project the Company's results of operations for any future periods.

                                                                 FISCAL YEAR
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
      Net sales.............................................. $748,832 $741,088
      Income before extraordinary item.......................   18,247   13,956
      Net income.............................................    6,242       24
      Per share--basic:
        Income before extraordinary item..................... $    .57 $    .44
        Net income...........................................      .19      --
      Per share--diluted:
        Income before extraordinary item..................... $    .57 $    .44
        Net income...........................................      .19      --

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of January 3, 1998 and December 28, 1996, consist of the following:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Cost:
        Land................................................ $  9,288  $  9,272
        Buildings and land improvements.....................  111,031    84,089
        Machinery, equipment and other......................  527,257   365,464
        Construction in progress............................   50,228    12,915
                                                             --------  --------
                                                              697,804   471,740
      Less accumulated depreciation.........................  (91,544)  (65,213)
                                                             --------  --------
                                                             $606,260  $406,527
                                                             ========  ========

  Depreciation charged to expense was $31.2, $27.2 and $21.0 million during 1997, 1996 and 1995, respectively.

                              POLYMER GROUP, INC.

NOTE 4. INTANGIBLES, LOAN ACQUISITION AND ORGANIZATION COSTS

  Intangibles, loan acquisition and organization costs as of January 3, 1998 and December 28, 1996, consist of the following:

                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
      Cost:
        Goodwill............................................. $187,026  $61,801
        Identified intangibles:
          Supply agreement...................................   13,431   13,431
          Proprietary technology.............................   24,100   24,100
          Other..............................................      997      902
        Loan acquisition costs...............................   19,063    8,302
        Organization costs...................................    8,741    6,752
                                                              --------  -------
                                                               253,358  115,288
      Less accumulated amortization..........................  (23,967) (18,356)
                                                              --------  -------
                                                              $229,391  $96,932
                                                              ========  =======

  Amortization charged to expense was $9.2, $9.6 and $8.9 million during 1997, 1996 and 1995, respectively. The approximate $125.2 million increase in goodwill between 1997 and 1996 results primarily from the acquisition of Dominion.

NOTE 5. ACCRUED LIABILITIES

  Accrued liabilities as of January 3, 1998 and December 28, 1996, consist of the following:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Accrued liabilities:
        Interest payable....................................... $ 7,377 $ 6,778
        Salaries, wages and other fringe benefits..............  13,813   7,116
        Restructuring costs....................................   5,484  10,036
        Organization costs.....................................   7,422     --
        Other..................................................  18,037   9,200
                                                                ------- -------
                                                                $52,133 $33,130
                                                                ======= =======

  During 1995, management of the Company adopted a plan to relocate manufacturing equipment, corporate offices and certain equipment used in an acquired business' research and development activities to other sites in the United States. Accordingly, the Company provided for accrued restructuring costs of approximately $17.9 million at the time of the acquisition. During 1997, 1996, and 1995, the Company charged $6.5, $3.5 and $2.4 million, respectively, against the accrued restructuring reserve. Substantially all of the charges against the reserve during 1997 related to the relocation of the acquiree's corporate offices and certain equipment. Management estimates that the remainder of the accrued restructuring reserve, $5.5 million, will be incurred during 1998; therefore, this amount has been recognized as a current liability in the consolidated balance sheet.

                              POLYMER GROUP, INC.

NOTE 6. COMMITMENTS AND CONTINGENCIES

 Leases

  The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $1.7, $2.4 and $2.3 million in 1997, 1996 and 1995, respectively. Rental income approximated $0.6, $2.2 and $2.3 million in 1997, 1996 and 1995, respectively. The approximate net minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 3, 1998 are:

                                                      GROSS                NET
                                                     MINIMUM  LEASE AND  MINIMUM
                                                      RENTAL  SUB-LEASE   RENTAL
                                                     PAYMENTS (INCOME)   PAYMENTS
                                                     -------- ---------  --------
                                                           (IN THOUSANDS)
      1998.......................................... $ 4,595  $ (1,375)   $3,220
      1999..........................................   4,192    (1,275)    2,917
      2000..........................................   4,020    (1,275)    2,745
      2001..........................................   3,797    (1,275)    2,522
      2002..........................................   2,797    (1,275)    1,522
      Thereafter....................................   3,368   (12,219)   (8,851)
                                                     -------  --------    ------
                                                     $22,769  $(18,694)   $4,075
                                                     =======  ========    ======

 Purchase Commitments

  At January 3, 1998, the Company had commitments of approximately $74.7, $9.3, and $1.0 million related to the purchase of raw materials and converting services, capital projects, and foreign currency, respectively.

 Collective Bargaining Agreements

  At January 3, 1998, the Company had a total of approximately 3,600 employees worldwide. Of this total, approximately 1,600 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 31% of the Company's labor force is covered by collective bargaining agreements which will expire within one year.

 Environmental

  The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with environmental requirements. The Company is also subject to laws, such as the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), that may impose liability retroactively and without fault for releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a

                              POLYMER GROUP, INC.

result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise.

NOTE 7. DEBT

  Long-term debt as of January 3, 1998 and December 28, 1996, consists of the following:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
Senior Subordinated Notes, due July 2007, interest rate 9%.  $400,000  $    --
Senior Notes, due July 2002, interest rate 12.25%, repaid
 in full in 1997...........................................       --    100,000
Revolving Credit Facility, due July 2003, interest at rates
 ranging from 7.25% to 7.5%................................    61,569    80,894
Term Loans, Facility A, B and C; interest rate 7.25%,
 repaid in full in 1997....................................       --    199,189
DT USA Guaranteed Senior Notes, due April 2006, interest
 rate 9.25%, $124.5 million tendered in January 1998.......   128,052       --
DT USA Guaranteed Senior Note due November 2003, interest
 rate 8.875%, $145.6 million tendered in January 1998......   153,288       --
Other......................................................     8,460     2,159
                                                             --------  --------
                                                              751,369   382,242
Less: Unamortized discount on Senior Subordinated Notes....    (6,233)      --
                                                             --------  --------
                                                              745,136   382,242
Less: Current maturities...................................    (3,276)  (19,497)
                                                             --------  --------
Total......................................................  $741,860  $362,745
                                                             ========  ========

  Long-term debt maturities consist of the following (in thousands):

      1998.............................................................. $ 3,276
      1999..............................................................   2,181
      2000..............................................................   1,010
      2001..............................................................     735
      2002..............................................................     710
      Thereafter........................................................ 737,224

 The June Refinancing

  On June 5, 1997, the Company commenced an offer (the "Tender Offer") to purchase for cash its 12.25% Senior Notes due 2002 (the "Original Notes") and solicited consents to certain proposed amendments which eliminated substantially all of the protective covenants. Proceeds from the Privately Place Notes (as defined below) were used to purchase the Original Notes at a price equal to $1,103.64 for each Original Note. Holders who tendered in the Tender Offer prior to the expiration date for consents also received a consent payment equal to 1% of the outstanding principal amount of notes tendered (included in the total consideration described above). On July 3, 1997 the Company received tenders of, and consents relating to, all of its Original Notes.

  On July 3, 1997, the Company issued $400.0 million of 9% Senior Subordinated Notes due 2007 (the "Privately Placed Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company subsequently registered the Privately Placed Notes with the Securities

                              POLYMER GROUP, INC.

Exchange Commission pursuant to a Registration Statement on Form S-4 declared effective September 3, 1997. The Senior Subordinated Notes are unsecured and are guaranteed by all of the Company's direct and indirect domestic subsidiaries. The Senior Subordinated Notes are subject to redemption at any time on or after July 1, 2002 at the option of the Company based on certain redemption prices plus accrued interest. As of January 3, 1998, the Company was in compliance with covenant provisions associated with the Senior Subordinated Notes which include restrictions on the payment of dividends. If a change of control occurs at any time, each holder shall have the right to require that the Company purchase the Senior Subordinated Notes in whole or in part at an amount equal to 101% of the principal amount held plus accrued interest.

  As part of the June Refinancing, the Company amended its credit facilities. The amended credit facility provides for secured revolving credit up to $325.0 million, and a portion of the borrowings may be denominated in Dutch guilders and/or Canadian dollars at the request of the Company. The applicable interest rates are as follows (plus a margin in each case depending upon certain leverage ratios):

      U.S. dollar-denominated loans                         LIBOR
      Canadian dollar-denominated loans                     Canadian base rate
      Dutch guilder-denominated loans                       Eurocurrency rate


  All indebtedness under the amended credit facility is guaranteed by each of the direct and indirect domestic subsidiaries of the Company and by Fabrene Group, Inc., a wholly-owned Canadian subsidiary of the Company. The amended credit facility is secured by substantially all of the assets of the Company and pledges of stock and intercompany notes and certain of its subsidiaries. The amended credit facility contains covenants customary for financings of this type which the Company is in compliance with as of January 3, 1998. Commitment fees on the amended credit facility are generally equal to a percentage of the daily unused average amount of such commitment. At January 28, 1998, unused commitments under the amended credit facility approximated $254.8 million. Loan acquisition costs, including commitment fees, approximated $18.6 and 5.3 million in 1997 and 1996, respectively.

 DT USA Guaranteed Senior Notes

  During 1993, DT USA issued $150.0 million of 8.875% Guaranteed Senior Notes due 2003 (the "2003 Notes") and during 1996, issued an additional $125.0 million of 9.25% Guaranteed Senior Notes due 2006 (the "2006 Notes"). Both the 2003 Notes and the 2006 Notes are senior indebtedness of DT USA and are guaranteed by DT USA and Dominion.

  On December 23, 1997, following the initial purchase of Dominion shares by DTA, DT USA made tender offers to purchase the outstanding 2003 Notes and 2006 Notes (the "2003 Tender Offer" and "2006 Tender Offer," respectively), and solicited consents to certain proposed amendments to facilities which eliminated substantially all of the protective covenants. The total consideration paid was $1,065.32 and $1,138.50 for each 2003 Note and 2006 Note, respectively. Holders who tendered in the 2003 Tender Offer and the 2006 Tender Offer prior to each respective expiration date for consents also received a consent payment equal to 1% of the outstanding principal amount of notes tendered (included in the total consideration described above).

  On January 16, 1998, DT USA made a separate, unconditional offer to purchase all outstanding 2003 Notes at a price equal to 101% of their aggregate principal amount (the "Change of Control Offer"). The Change of Control Offer was made solely for the purpose of satisfying certain provisions,

                              POLYMER GROUP, INC.

which require such an offer to be made within 30 days of a change in control of DT USA or Dominion. The Change of Control Offer expired on March 17, 1998.

  On January 28, 1998, the expiration date for the 2003 Tender Offer and the 2006 Tender Offer, DT USA accepted for repurchase $145.6 million of 2003 Notes and $124.5 million of 2006 Notes. DT USA intends to exercise its rights to satisfy and discharge the 2003 Notes and the 2006 Notes at the permitted times.

 Short-term Bridge Financing

  The Company received short-term bridge financing to consummate the acquisition of Dominion as discussed in "Note 2. Acquisitions." Such indebtedness was either repaid or canceled in January 1998 pursuant to the disposition of the apparel business of Dominion to Galey. Short-term bridge financing consisted of the following at January 3,1998 (in thousands):

DTA Credit Facility, original maturity of June 1998, interest rate
 9.5%, repaid in full in January 1998................................. $215,945
Subordinated advance--ZB Holdings, interest rate 9.5%, repaid in full
 in January 1998......................................................   69,000
Subordinated advance--Galey, interest rate imputed at 9.5%, canceled in January 1998......................................................  141,000
                                                                       --------
                                                                       $425,945
                                                                       ========

NOTE 8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Payment of the Company's Senior Subordinated Notes is unconditionally guaranteed, jointly and severally, on a senior subordinated basis by certain of the Company's wholly-owned subsidiaries. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following sets forth condensed consolidating financial statements (in thousands):

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 3, 1998

                                         COMBINED
                            COMBINED       NON-
                           GUARANTOR    GUARANTOR     THE    RECLASSIFICATIONS
         ASSETS           SUBSIDIARIES SUBSIDIARIES COMPANY  AND ELIMINATIONS  CONSOLIDATED
         ------           ------------ ------------ -------- ----------------- ------------
Cash and cash
 equivalents............   $    8,721   $   37,752  $  3,717    $       --      $   50,190
Marketable securities...          --           --      7,754            --           7,754
Accounts receivable,
 net....................       42,281       65,047       --             --         107,328
Inventories.............       40,324       54,164       --            (360)        94,128
Due from affiliates.....           66        2,223       --          (2,289)           --
Assets held for
 disposition, net.......          --       464,524       --             --         464,524
Other...................       22,367        6,004     1,482          1,293         31,146
                           ----------   ----------  --------    -----------     ----------
    Total current
     assets.............      113,759      629,714    12,953         (1,356)       755,070
Due from affiliates.....      436,795        1,884   508,249       (946,928)           --
Investment in
 subsidiaries...........      273,967       11,553   410,893       (684,860)        11,553
Property, plant and
 equipment, net.........      302,905      303,010       --             345        606,260
Intangibles, loan
 acquisition and
 organization costs, net       29,773      180,319    14,767          4,532        229,391
Other...................        7,443       15,066    12,084         (9,114)        25,479
                           ----------   ----------  --------    -----------     ----------
    Total assets........   $1,164,642   $1,141,546  $958,946    $(1,637,381)    $1,627,753
                           ==========   ==========  ========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable,
 accrued liabilities and
 other..................   $   44,000   $   65,226  $  8,853    $  (12,255)     $  105,824
Short-term bridge
 financing..............          --       425,945       --             --         425,945
Current portion of long-
 term debt..............          900        1,376     1,000            --           3,276
                           ----------   ----------  --------    -----------     ----------
    Total current
     liabilities........       44,900      492,547     9,853        (12,255)       535,045
Due to affiliates.......      515,331       99,935   307,398       (922,664)           --
Long-term debt, less
 current portion........        1,150      340,944   424,767        (25,001)       741,860
Deferred income taxes
 and other..............       17,182      125,400     9,152             24        151,758
Shareholders' equity....      586,079       82,720   207,776       (677,485)       199,090
                           ----------   ----------  --------    -----------     ----------
    Total liabilities
     and shareholders'
     equity.............   $1,164,642   $1,141,546  $958,946    $(1,637,381)    $1,627,753
                           ==========   ==========  ========    ===========     ==========

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 28, 1996

                                         COMBINED
                            COMBINED       NON-
                           GUARANTOR    GUARANTOR     THE    RECLASSIFICATIONS
         ASSETS           SUBSIDIARIES SUBSIDIARIES COMPANY  AND ELIMINATIONS  CONSOLIDATED
         ------           ------------ ------------ -------- ----------------- ------------
Cash and cash
 equivalents............   $   16,329    $ 18,254   $  3,004    $       --       $ 37,587
Marketable securities...          --          --      10,892            --         10,892
Accounts receivable,
 net....................       29,848      34,904        --             --         64,752
Inventories.............       34,088      21,595        --             (46)       55,637
Other...................       12,447       1,902      1,395           (185)       15,559
                           ----------    --------   --------    -----------      --------
    Total current
     assets.............       92,712      76,655     15,291           (231)      184,427
Due from affiliates.....      377,780         671     57,236       (435,687)          --
Investment in
 subsidiaries...........      250,589         --     389,769       (640,358)          --
Property, plant and
 equipment, net.........      266,446     137,942      2,139            --        406,527
Intangibles, loan
 acquisition and
 organization costs,
 net....................       36,743      57,027      1,218          1,944        96,932
Other...................        7,963       6,381      6,143           (258)       20,229
                           ----------    --------   --------    -----------      --------
    Total assets........   $1,032,233    $278,676   $471,796    $(1,074,590)     $708,115
                           ==========    ========   ========    ===========      ========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable,
 accrued liabilities and
 other..................   $   43,546    $ 22,636   $  5,944    $      (350)     $ 71,776
Current portion of long-
 term debt..............       11,069       6,985      1,443            --         19,497
                           ----------    --------   --------    -----------      --------
    Total current
     liabilities........       54,615      29,621      7,387           (350)       91,273
Due to affiliates.......      301,447      38,450     95,790       (435,687)          --
Long-term debt, less
 current portion........      129,931      69,257    163,557            --        362,745
Deferred income taxes
 and other..............       18,765      31,110      9,144           (840)       58,179
Shareholders' equity....      527,475     110,238    195,918       (637,713)      195,918
                           ----------    --------   --------    -----------      --------
    Total liabilities
     and shareholders'
     equity.............   $1,032,233    $278,676   $471,796    $(1,074,590)     $708,115
                           ==========    ========   ========    ===========      ========

                              POLYMER GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                        COMBINED
                           COMBINED       NON-              RECLASSIFICA-
                          GUARANTOR    GUARANTOR     THE      TIONS AND
                         SUBSIDIARIES SUBSIDIARIES COMPANY  ELIMINATIONS  CONSOLIDATED
                         ------------ ------------ -------  ------------- ------------
Net sales...............   $354,206     $195,465   $   --     $(14,404)     $535,267
Cost of goods sold......    280,112      136,315        35     (14,404)      402,058
                           --------     --------   -------    --------      --------
    Gross profit........     74,094       59,150       (35)        --        133,209
Selling, general and
 administrative
 expenses...............     47,700       32,967    (6,067)        --         74,600
                           --------     --------   -------    --------      --------
    Operating income....     26,394       26,183     6,032         --         58,609
Other (income) expense,
 net....................     13,941        7,212    (2,986)        --         18,167
                           --------     --------   -------    --------      --------
    Income before income
     taxes and
     extraordinary item.     12,453       18,971     9,018         --         40,442
Income taxes............       (785)       3,101    10,693         --         13,009
                           --------     --------   -------    --------      --------
    Income before
     extraordinary item.     13,238       15,870    (1,675)        --         27,433
Extraordinary item......     (4,587)        (839)   (6,579)        --        (12,005)
Equity in earnings of
 subsidiaries...........        --           --     15,031     (15,031)          --
                           --------     --------   -------    --------      --------
Net income (loss).......   $  8,651     $ 15,031   $ 6,777    $(15,031)     $ 15,428
                           ========     ========   =======    ========      ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                         COMBINED
                            COMBINED       NON-               RECLASSIFICA-
                           GUARANTOR    GUARANTOR     THE       TIONS AND
                          SUBSIDIARIES SUBSIDIARIES COMPANY   ELIMINATIONS  CONSOLIDATED
                          ------------ ------------ --------  ------------- ------------
Net sales...............    $335,477     $187,754   $    --     $ (1,863)     $521,368
Cost of goods sold......     264,027      126,836          1      (1,851)      389,013
                            --------     --------   --------    --------      --------
    Gross profit........      71,450       60,918         (1)        (12)      132,355
Selling, general and
 administrative
 expenses...............      38,281       32,710       (453)       (331)       70,207
                            --------     --------   --------    --------      --------
    Operating income....      33,169       28,208        452         319        62,148
Other expense, net......      11,772       13,806     11,018         --         36,596
                            --------     --------   --------    --------      --------
    Income (loss) before
     income taxes and
     extraordinary item.      21,397       14,402    (10,566)        319        25,552
Income taxes............       4,698        1,659      4,373         --         10,730
                            --------     --------   --------    --------      --------
    Income (loss) before
     extraordinary item.      16,699       12,743    (14,939)        319        14,822
Extraordinary item......     (10,745)         793     (3,980)        --        (13,932)
Equity in earnings of
 subsidiaries...........         --           --      19,809     (19,809)          --
                            --------     --------   --------    --------      --------
Net income..............       5,954       13,536        890     (19,490)          890
Redeemable preferred
 stock dividends and
 accretion..............      (2,551)         --      (3,020)      2,551        (3,020)
                            --------     --------   --------    --------      --------
Income (loss) applicable
 to common stock........    $  3,403     $ 13,536   $ (2,130)   $(16,939)     $ (2,130)
                            ========     ========   ========    ========      ========

                              POLYMER GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                            COMBINED     COMBINED
                           GUARANTOR   NON-GUARANTOR   THE     RECLASSIFICATIONS
                          SUBSIDIARIES SUBSIDIARIES  COMPANY   AND ELIMINATIONS  CONSOLIDATED
                          ------------ ------------- --------  ----------------- ------------
Net sales...............    $287,418     $154,025         --        $(3,805)       $437,638
Cost of goods sold......     230,740      106,670         --         (3,804)        333,606
                            --------     --------    --------       -------        --------
    Gross profit........      56,678       47,355         --             (1)        104,032
Selling, general and
 administrative
 expenses...............      38,502       23,242         --            --           61,744
                            --------     --------    --------       -------        --------
    Operating income....      18,176       24,113         --             (1)         42,288
Other expense, net......      15,733       44,671         275           --           60,679
                            --------     --------    --------       -------        --------
    Income (loss) before
     income taxes.......       2,443      (20,558)       (275)           (1)        (18,391)
Income taxes............         742        1,709       2,765           --            5,216
Equity in earnings
 (loss) of subsidiaries.         --           --      (20,567)       20,567             --
                            --------     --------    --------       -------        --------
Net income (loss).......       1,701      (22,267)    (23,607)       20,566         (23,607)
Redeemable preferred
 stock dividends and
 accretion..............      (4,839)         --       (4,839)        4,839          (4,839)
                            --------     --------    --------       -------        --------
(Loss) applicable to
 common stock...........    $ (3,138)    $(22,267)   $(28,446)      $25,405        $(28,446)
                            ========     ========    ========       =======        ========

                              POLYMER GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                         COMBINED     COMBINED      THE     RECLASSIFICATIONS
                         GUARANTOR  NON-GUARANTOR COMPANY   AND ELIMINATIONS  CONSOLIDATED
                         ---------  ------------- --------  ----------------- ------------
Net cash provided by
 operating activities... $ 52,917     $ 29,290    $ 18,763      $ (82,608)      $ 18,362
Investing activities
  Purchases of property,
   plant and equipment..  (50,933)      (9,208)         (3)           --         (60,144)
  Purchases of
   marketable securities
   classified as
   available for sale...      --           --      (15,251)           --         (15,251)
  Proceeds from sales of
   marketable securities
   classified as
   available for sale...      --           --       17,003            --          17,003
  Business acquisitions,
   net..................      --      (424,645)     (4,914)           --        (429,559)
  Organization and other
   costs................      --        (3,554)       (396)           --          (3,950)
                         --------     --------    --------      ---------       --------
Net cash (used in)
 investing activities...  (50,933)    (437,407)     (3,561)           --        (491,901)
Financing activities
  Proceeds from debt....   19,675       28,478     432,693            --         480,846
  Proceeds from short-
   term bridge
   financing............      --       425,945         --             --         425,945
  Payments of debt...... (160,675)     (69,682)   (171,925)           --        (402,282)
  Intercompany
   transactions, net....  131,425       46,496    (260,529)        82,608            --
  Loan acquisition
   costs, net...........      (17)      (3,622)    (14,917)           --         (18,556)
                         --------     --------    --------      ---------       --------
Net cash provided by
 (used in) financing
 activities.............   (9,592)     427,615     (14,678)        82,608        485,953
Effect of exchange rate
 changes on cash........      --           --          189            --             189
                         --------     --------    --------      ---------       --------
Net increase (decrease)
 in cash and
 equivalents............   (7,608)      19,498         713            --          12,603
Cash and equivalents at
 beginning of year......   16,329       18,254       3,004            --          37,587
                         --------     --------    --------      ---------       --------
Cash and equivalents at
 end of year............ $  8,721     $ 37,752    $  3,717      $     --        $ 50,190
                         ========     ========    ========      =========       ========

                              POLYMER GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                            COMBINED     COMBINED
                           GUARANTOR   NON-GUARANTOR   THE     RECLASSIFICATIONS
                          SUBSIDIARIES SUBSIDIARIES  COMPANY   AND ELIMINATIONS  CONSOLIDATED
                          ------------ ------------- --------  ----------------- ------------
Net cash provided by
 operating activities...   $  31,224     $ 17,997    $  3,580      $(16,704)      $  36,097
Investing activities
  Purchases of property,
   plant and equipment..    (13,029)      (11,569)     (2,141)           --         (26,739)
  Purchases of
   marketable
   securities...........         --           --      (22,879)           --         (22,879)
  Proceeds from sales of
   marketable
   securities...........         --           --       16,713            --          16,713
  Acquisition of
   businesses, net of
   cash acquired........         --           --      (52,466)           --         (52,466)
  Other costs...........        (520)         --         (531)           --          (1,051)
                           ---------     --------    --------      ---------      ---------
Net cash (used in)
 investing activities...     (13,549)     (11,569)    (61,304)           --         (86,422)
Financing activities
  Issuance of common
   stock, net of costs
   incurred.............         --           --      190,838            --         190,838
  Proceeds from debt....     165,900       75,377      67,000            --         308,277
  Payments of debt......    (323,863)        (126)    (52,000)           --        (375,989)
  Issuance of redeemable
   preferred stock......         --           --       10,000            --          10,000
  Redemption of
   preferred stock......         --           --      (57,359)           --         (57,359)
  Intercompany
   transactions, net....     151,691      (71,487)    (96,908)        16,704            --
  Loan acquisition and
   other costs..........      (3,669)      (1,145)     (6,562)           --         (11,376)
                           ---------     --------    --------      ---------      ---------
Net cash (used in)
 provided by financing
 activities.............      (9,941)       2,619      55,009         16,704         64,391
Effect of exchange rate
 changes on cash........         --           --        5,433            --           5,433
                           ---------     --------    --------      ---------      ---------
Net increase in cash and
 equivalents............       7,734        9,047       2,718            --          19,499
Cash and equivalents at
 beginning of year......       8,595        9,207         286            --          18,088
                           ---------     --------    --------      ---------      ---------
Cash and equivalents at
 end of year............   $  16,329     $ 18,254    $  3,004      $     --       $  37,587
                           =========     ========    ========      =========      =========

                              POLYMER GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                        COMBINED
                           COMBINED       NON-
                          GUARANTOR    GUARANTOR     THE     RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES COMPANY   AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------ --------  ----------------- ------------
Net cash provided by
 (used by) operating
 activities.............   $ 33,304     $(8,663)   $(34,302)      $21,217        $ 11,556
Investing activities
  Purchases of property,
   plant and equipment..    (17,951)    (29,891)        --            --          (47,842)
  Purchases of
   marketable
   securities...........        --          --      (22,521)          --          (22,521)
  Proceeds from sales of
   marketable
   securities...........        --          --       19,929           --           19,929
  Acquisition of
   businesses, net of
   cash acquired........        --          --     (281,358)          --         (281,358)
  Other costs...........     (1,416)        --         (399)          399          (1,416)
                           --------     -------    --------       -------        --------
Net cash (used in)
 investing activities...    (19,367)    (29,891)   (284,349)          399        (333,208)
Financing activities
  Issuance of common
   stock, net of costs
   incurred.............     30,000         --          --            --           30,000
  Proceeds from debt....    273,654         --          --            --          273,654
  Payments of debt......    (13,638)        --          --            --          (13,638)
  Issuance of redeemable
   preferred stock......     40,000         --          --            --           40,000
  Intercompany
   transactions, net....   (344,207)     44,046     321,777       (21,616)            --
  Loan acquisition and
   other costs..........     (1,263)        --       (1,117)          --           (2,380)
                           --------     -------    --------       -------        --------
Net cash (used in)
 provided by financing
 activities.............    (15,454)     44,046     320,660       (21,616)        327,636
Effect of exchange rate
 changes on cash........        --          --       (1,724)          --           (1,724)
                           --------     -------    --------       -------        --------
Net (decrease) increase
 in cash and
 equivalents............     (1,517)      5,492         285           --            4,260
Cash and equivalents at
 beginning of year......     10,112       3,715           1           --           13,828
                           --------     -------    --------       -------        --------
Cash and equivalents at
 end of year............   $  8,595     $ 9,207    $    286       $   --         $ 18,088
                           ========     =======    ========       =======        ========

                              POLYMER GROUP, INC.

NOTE 9. INCOME TAXES

  Significant components of the provision for income taxes are as follows:

                                                           FISCAL YEAR
                                                      ------------------------
                                                       1997     1996     1995
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
Current:
  Federal and state.................................. $   315  $   --   $1,461
  Foreign............................................   6,709    2,899   5,130
Deferred:
  Federal and state..................................   7,108    8,324    (826)
  Foreign............................................  (1,123)    (493)   (549)
                                                      -------  -------  ------
Income tax before extraordinary item.................  13,009   10,730   5,216
Income tax benefit from:
  Extraordinary item, loss from early extinguishment
   of debt...........................................  (5,959)  (7,492)    --
                                                      -------  -------  ------
Total income tax expense............................. $ 7,050  $ 3,238  $5,216
                                                      =======  =======  ======

                              POLYMER GROUP, INC.

  The Company's provision for income taxes in 1997 includes the benefit of utilizing net operating loss carryforwards of approximately $5.8 million. At January 3, 1998, the Company had: (i) operating loss carryforwards of approximately $16.8 million for federal income tax purposes expiring in the years 2007-2012; (ii) Canadian capital loss carryforwards of approximately $3.7 million and Canadian operating loss carryforwards of approximately $1.7 million which expire in 2005; and (iii) operating loss carryforwards of approximately $8.0 million which begin to expire in 2002 related to its Mexican operation. No accounting recognition has been given to the potential income tax benefit related to the Canadian and Mexican operating loss carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries which are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. However, in 1996, the Company provided approximately $3.5 million for income taxes related to the distribution of earnings from certain of its foreign operations which are not considered to be retained indefinitely for reinvestment. Significant components of the Company's deferred tax assets and liabilities as of January 3, 1998 and December 28, 1996 are as follows:

                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Provision for restructuring.............................. $    869  $  2,566
  U.S. net operating loss carryforward.....................    5,883    10,057
  Foreign net operating and capital loss carryforward......    3,603     6,821
  Foreign tax credits......................................    3,359     1,356
  Other....................................................    5,557     9,262
                                                            --------  --------
    Total deferred tax assets..............................   19,271    30,062
Valuation allowance for deferred tax assets................   (5,927)  (14,149)
                                                            --------  --------
Net deferred tax assets....................................   13,344    15,913
Deferred tax liabilities:
  Depreciation and amortization............................  (26,548)  (22,159)
  Basis difference on fixed assets.........................  (52,207)  (23,561)
  Provision for undistributed foreign earnings not
   considered to be retained indefinitely for reinvestment.      --     (3,301)
  Other, net...............................................   (3,742)   (4,485)
                                                            --------  --------
    Total deferred tax liabilities.........................  (82,497)  (53,506)
                                                            --------  --------
    Net deferred taxes..................................... $(69,153) $(37,593)
                                                            ========  ========

  Taxes on income are based on earnings (loss) before taxes as follows:

                                                             FISCAL YEAR
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------- ------- --------
                                                            (IN THOUSANDS)
      Domestic........................................ $18,688 $11,018 $  1,611
      Foreign.........................................  21,754  14,534  (20,002)
                                                       ------- ------- --------
                                                       $40,442 $25,552 $(18,391)
                                                       ======= ======= ========

                              POLYMER GROUP, INC.

  The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                          FISCAL YEAR
                                                     ------------------------
                                                      1997     1996    1995
                                                     -------  ------  -------
                                                         (IN THOUSANDS)
      Computed tax (benefit) expense at the
       statutory rate............................... $14,155  $8,943  $(6,437)
      Valuation allowance...........................  (2,387)    418    7,521
      Withholding taxes.............................     471     964    1,244
      Effect of foreign operations, net.............     314     347    2,375
      Other, net....................................     456      58      513
                                                     -------  ------  -------
      Provision for income taxes before
       extraordinary item...........................  13,009  10,730    5,216
      Income tax benefit related to extraordinary
       item.........................................  (5,959) (7,492)     --
                                                     -------  ------  -------
      Provision for income taxes.................... $ 7,050  $3,238  $ 5,216
                                                     =======  ======  =======

                              POLYMER GROUP, INC.

NOTE 10. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

 Stock Option Plan

  In connection with the IPO, the Company adopted the 1996 Key Employee Stock Option Plan ("1996 Plan"). The 1996 Plan is administered by the Stock Option Committee, which is composed of non-management members of the Company's Board who are appointed by the Board. Any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to participate in the 1996 Plan. The Stock Option Committee selects the participants and determines the terms and conditions of the options. The 1996 Plan provides for the issuance of options covering 1,500,000 shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQOs") as the Stock Option Committee may determine. The 1996 Plan provides that the option price shall not be less than the fair value of the shares at the date of grant and that such options vest in equal 20% increments over five years. The options expire three years after the date that such portion became vested and exercisable. The options were not considered in the calculation of diluted earnings per share as their effect was antidilutive; however, these options could have a dilutive effect in future years. The following table summarizes the transactions of the 1996 Plan for the two year period ended January 3, 1998:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER OF EXERCISE
                                                               SHARES    PRICE
                                                              --------- --------
      Unexercised options outstanding--December 30, 1995           --    $  --
        Granted..............................................  130,330    18.00
        Exercised............................................      --       --
        Forfeited............................................      --       --
        Expired/canceled.....................................      --       --
                                                               -------   ------
      Unexercised options outstanding--December 28, 1996.....  130,330    18.00
        Granted..............................................  595,000    14.25
        Exercised............................................      --       --
        Forfeited............................................   (5,555)   18.00
        Expired/canceled.....................................      --       --
                                                               -------   ------
      Unexercised options outstanding--January 3, 1998.......  719,775   $14.90
                                                               =======   ======
      Exercisable options:
        December 30, 1995....................................      --       --
        December 28, 1996....................................      --       --
        January 3, 1998......................................  143,955   $14.90
      Shares available for future grant......................  780,225      --

  In connection with the IPO, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the Company's financial statements for the 1996 Plan. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1997 and 1996, respectively; dividend yield of 0.0% both years; expected volatility of 0.56 and 0.55; risk-free interest rate of 6.1% for both years and weighted average expected lives of 5 years for both years. Had compensation cost

                              POLYMER GROUP, INC.

for the Company's 1996 Plan been determined based on the fair value at the grant date for such awards in 1997 and 1996 consistent with the provisions of FAS 123, the Company's net income available to common shareholders and net income per common share would have been reduced to the pro forma amounts indicated below.

                                                                 FISCAL YEAR
                                                               ---------------
                                                                1997    1996
                                                               ------- -------
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
Net income (loss) available to common shareholders--basic:
  As reported................................................. $15,428 $(2,130)
  Pro forma...................................................  15,075  (2,228)
Net income (loss) per common share--basic:
  As reported................................................. $   .48 $  (.08)
  Pro forma...................................................     .47    (.08)
Net income (loss) available to common shareholders--diluted:
  As reported................................................. $15,428 $(2,130)
  Pro forma...................................................  15,075  (2,228)
Net income (loss) per common share--diluted:
  As reported................................................. $   .48 $  (.08)
  Pro forma...................................................     .47    (.08)
Weighted average fair value of options granted under the 1996
 Plan......................................................... $  7.79 $  9.72

  The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

 Employee Stock Purchase Plan

  At the beginning of fiscal 1997, the Company adopted the Stock Purchase Plan for Employees of Polymer Group, Inc. ("Purchase Plan") which allows employee participants to purchase common stock of the Company through payroll deductions. The Purchase Plan is administered by a third party and all administrative costs of the Purchase Plan are covered by the Company. In accordance with the Purchase Plan, share purchases by the administrator are made at the fair value of the Company's common stock on the date of purchase. The cost of the Purchase Plan was not material during 1997.

NOTE 11. SHAREHOLDERS' EQUITY

  On May 15, 1996, the Company completed the initial public offering ("IPO"), in which it offered and sold 11.5 million shares of its common stock at a price of $18.00 per share. Pursuant to a recapitalization agreement, all of the warrants to acquire shares of Class C common stock were exercised, and the outstanding shares of Class A common stock, Class B common stock, and Class C common stock were converted into shares of a single class of common stock. In addition, the Company's Board of Directors ("Board") approved an approximate
19.97 to 1 stock split; therefore, all common shares and warrant data in the consolidated financial statements have been restated to reflect such stock split.

  As a result of the IPO, the Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share, 3,000,000 shares of non-voting common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain regulatory limitations, the non-voting common stock is convertible on a one-for-one basis into common stock at the option of the holder. The Company's Board may, without further action by Polymer Group's shareholders, direct the issuance of shares of preferred stock and may determine the

                              POLYMER GROUP, INC.

rights, preferences, conversion features, dividend rate (including whether such dividend shall be cumulative or noncumulative) and limitations of each issue. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for common dividends. Holders of shares of preferred stock may be entitled to receive a preference before any payment is made to common shareholders.

  In connection with the IPO, the Company adopted a rights plan ("Rights Plan"). On April 15, 1996, the Company's Board declared a dividend of one right for each share of common stock outstanding at the close of business on June 3, 1996. The holders of additional common stock issued subsequent to such date and before the occurrence of certain events are entitled to one right for each such additional share. Each right entitles the registered holder under certain circumstances to purchase from the Company one-thousandth of a share of junior preferred stock (series A) at a price of $80 per one-thousandth share of junior preferred stock, subject to adjustment. The Company may redeem the rights at $.01 per right prior to the earlier of the stock acquisition date and the expiration date as defined in the Rights Plan. Prior to exercise of a right, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends or distributions. In addition, the rights have certain anti-takeover effects. The rights are not issued in separate form and may not be traded other than with the shares to which they attach. If unexercised, the rights expire on June 3, 2006. Following the IPO, 100,000 shares of junior preferred stock were reserved for issuance in connection with the Rights Plan.

NOTE 12. RETIREMENT PLANS

  The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $1.7, $1.7, and $1.6 million for 1997, 1996 and 1995, respectively. In addition, the Company sponsors defined benefit retirement plans covering employees at certain of its subsidiaries. The annual service costs are determined on the basis of an actuarial valuation by using the projected benefit method. Any realizable surpluses are amortized on a straight-line basis over the expected average remaining service lives of the employees in the plan. It is the Company's policy to fund such plans in accordance with applicable laws and regulations. At January 3, 1998, the pension plan assets were primarily invested in separate funds whose values are subject to fluctuation in interest rates and equity/bond securities markets.

  The Company also sponsors, through its Nonwovens Business, a Supplemental Executive Retirement Plan ("SERP") which provides certain personnel with supplemental benefits in addition to those available under the Company's retirement plans. These supplemental retirement benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. Contributions are made based upon the estimated requirements of the plan.

  The data presented in the following tables illustrate the funded status for such plans as of the respective periods, components of pension expense and assumptions used in accounting for the defined benefit retirement plans. Information regarding the Company's defined benefit retirement plan for its Mexican subsidiary is excluded from the following disclosures as such amounts were not material during 1997, 1996 and 1995.

                              POLYMER GROUP, INC.

  The following table sets forth the funded status and amounts recognized in the consolidated balance sheet as of January 3, 1998 and December 28, 1996:

                                          1997                    1996
                                 ----------------------- -----------------------
                                                PLAN                    PLAN
                                 PLAN ASSETS LIABILITIES PLAN ASSETS LIABILITIES
                                 EXCEED PLAN EXCEED PLAN EXCEED PLAN EXCEED PLAN
                                 LIABILITIES   ASSETS    LIABILITIES   ASSETS
                                 ----------- ----------- ----------- -----------
                                                 (IN THOUSANDS)
Accumulated benefit obligation:
  Vested.......................    $36,601     $  --       $21,368      $ 231
  Non-vested...................      1,122        --         1,172        181
                                   -------     ------      -------      -----
                                    37,723        --        22,540        412
Benefits attributable to future
 salaries......................      5,205        --         3,942        --
                                   -------     ------      -------      -----
Projected benefit obligation...     42,928        --        26,482        412
Plan assets at fair value......     57,683        --        34,036        175
                                   -------     ------      -------      -----
Excess (deficit) of plan assets
 over projected benefit
 obligation....................     14,755        --         7,554       (237)
Unrecognized transition net
 asset.........................       (169)       --          (360)       --
Unrecognized net (gain) loss...     (2,412)       --        (1,635)       --
                                   -------     ------      -------      -----
Prepaid pension cost (pension
 liability)....................    $12,174     $  --       $ 5,559      $(237)
                                   =======     ======      =======      =====

  Pension expense included in the determination of net income for 1997, 1996 and 1995 is as follows:

                                                            FISCAL YEAR
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Current service costs............................. $ 1,566  $ 1,523  $ 1,286
   Interest costs on projected benefit obligation....   1,813    1,673    1,160
   Return on plan assets.............................  (2,659)  (2,158)  (1,400)
   Net amortization of transition obligation.........     (26)     (52)       5
                                                      -------  -------  -------
   Pension expense, net.............................. $   694  $   986  $ 1,051
                                                      =======  =======  =======

  Significant assumptions used in accounting for the defined benefit retirement plans are as follows:

                                                         FISCAL YEAR
                                               -------------------------------
                                                  1997       1996      1995
                                               ---------- ---------- ---------
                                                       (IN THOUSANDS)
   Return on plan assets:
     U.S. Plan................................  8.0%-9.0%       9.0%      9.0%
     Non U.S. Plans...........................  6.5%-8.5% 6.5%-13.0% 6.5%-8.0%
   Discount rate on projected benefit
    obligations:
     U.S. Plan................................ 7.5%-7.75%       7.5%      7.5%
     Non U.S. Plans...........................  6.0%-8.5%  6.0%-8.5% 6.0%-8.0%
   Salary and wage escalation rate:
     U.S. Plan................................  0.0%-5.0%        --        --
     Non U.S. Plans...........................  3.0%-6.5%  3.0%-4.0% 3.0%-4.0%

                              POLYMER GROUP, INC.

NOTE 13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company sponsors several defined benefit postretirement plans covering certain employees. Accordingly, the Company follows provisions of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). FAS 106 requires that the accrual method of accounting for postretirement benefits other than pensions be used and that the accrual period be based on the period that employees render the services necessary to earn their postretirement benefits. The Company currently anticipates funding the plans on a "pay-as-you-go" basis. The weighted average discount rate used in the calculation of the accumulated postretirement benefit obligation and the net postretirement benefit cost for the plans was 6.5% and 7.5%, respectively. The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits begins at 9.0% for 1996, gradually decreases to 6.0% by 1999 and remains at that level thereafter. A 1% increase in these health care cost trend rates would cause the accumulated obligation to increase by $0.5 million. The effect of such increase on the aggregate of the service and interest components of the 1997 net postretirement benefit cost is not significant. During 1997, the Company terminated a defined benefit plan which was not replaced. The Company recorded approximately $1.7 million in net pre-tax curtailment gains related to the termination of this plan. Net postretirement benefit cost included in the determination of net income for 1997, 1996 and 1995 is included in the following table:

                                                                  FISCAL YEAR
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN THOUSANDS)
      Service cost--benefits earned during the period........... $107 $169 $109
      Interest costs on accumulated postretirement benefit
       obligation...............................................  203  238  174
                                                                 ---- ---- ----
      Net postretirement benefit cost........................... $310 $407 $283
                                                                 ==== ==== ====

  The following table sets forth the funded status of the Company's obligation under FAS 106 as of January 3, 1998 and December 28, 1996:

                                                                   1997   1996
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees................................................. $2,676 $  --
        Fully eligible active plan participants..................  1,054    885
        Other active plan participants...........................  1,831  3,016
                                                                  ------ ------
      Accrued postretirement benefit obligation.................. $5,561 $3,901
                                                                  ====== ======

                              POLYMER GROUP, INC.

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                           FIRST     SECOND    THIRD     FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                          --------  --------  --------  --------
                                                    (IN THOUSANDS)
FISCAL YEAR ENDED JANUARY 3, 1998
Net sales...............................  $128,947  $131,508  $129,711  $145,101
Gross Profit............................    32,585    34,716    31,196    34,712
Income (loss) before extraordinary item.     4,962     6,012     8,948     7,511
Extraordinary item......................       --        --    (12,005)      --
Net income (loss) attributable to common
 stock..................................     4,962     6,012    (3,057)    7,511
  Net income (loss) per common share:
  Basic:
    Income before extraordinary item....  $    .16  $    .19  $    .28  $    .23
    Extraordinary item..................       --        --       (.38)      --
                                          --------  --------  --------  --------
    Net income (loss) per common share--
     basic..............................  $    .16  $    .19  $   (.10) $    .23
                                          ========  ========  ========  ========
  Diluted:
    Income before extraordinary item....  $    .16  $    .19  $    .28  $    .23
    Extraordinary item..................       --        --       (.38)      --
                                          --------  --------  --------  --------
    Net income (loss) per common share--
     diluted............................  $    .16  $    .19  $   (.10) $    .23
                                          ========  ========  ========  ========
FISCAL YEAR ENDED DECEMBER 28, 1996
Net sales...............................  $122,715  $128,593  $135,042  $135,018
Gross profit............................    29,395    32,265    33,834    36,861
Income before extraordinary item........      (483)    2,598     5,531     7,176
Extraordinary item......................       --    (13,932)      --        --
Net income (loss).......................      (483)  (11,334)    5,531     7,176
Redeemable preferred stock dividends and
 accretion..............................    (2,104)     (916)      --        --
Net income (loss) attributable to common
 stock..................................    (2,587)  (12,250)    5,531     7,176
Net income (loss) per common share:
  Basic:
    Income (loss) before extraordinary
     item...............................  $   (.13) $    .06  $    .17  $    .22
    Extraordinary item..................       --       (.53)      --        --
                                          --------  --------  --------  --------
    Net income (loss) per common share--
     basic..............................  $   (.13) $   (.47) $    .17  $    .22
                                          ========  ========  ========  ========
  Diluted:
    Income (loss) before extraordinary
     item...............................  $   (.13) $    .06  $    .17  $    .22
    Extraordinary item..................       --       (.53)      --        --
                                          --------  --------  --------  --------
    Net income (loss) per common share--
     diluted............................  $   (.13) $   (.47) $    .17  $    .22
                                          ========  ========  ========  ========

  During the third quarter of 1997 and second quarter of 1996 the Company recorded an extraordinary item of $12.0 million (net of tax) and $13.9 million (net of tax), respectively, for the write-off of previously capitalized debt issue costs and prepayment premiums related to the refinancing of indebtedness.

                              POLYMER GROUP, INC.

NOTE 15. GEOGRAPHICAL INFORMATION

  Geographic data for the Company's operations are presented in the following table. Intercompany sales and expenses are eliminated in determining results for each operation. Export sales from the Company's United States operations to unaffiliated customers approximated $83.0, $43.8, and 16.1 million during 1997, 1996 and 1995, respectively.

                                                         FISCAL YEAR
                                                 -----------------------------
                                                    1997       1996     1995
                                                 ----------  -------- --------
                                                        (IN THOUSANDS)
Net sales to unaffiliated customers:
  United States................................. $  311,923  $312,000 $255,296
  Canada........................................     61,747    57,371   59,417
  Europe........................................    109,714   108,563   99,180
  Mexico........................................     51,883    43,434   23,745
                                                 ----------  -------- --------
    Total....................................... $  535,267  $521,368 $437,638
                                                 ==========  ======== ========
Income from operations:
  United States................................. $   34,399  $ 35,625 $ 16,918
  Canada........................................      7,105     9,045   13,485
  Europe........................................      3,327     7,350    4,994
  Mexico........................................     13,778    10,128    6,891
                                                 ----------  -------- --------
    Total.......................................     58,609    62,148   42,288
Other (income) expense, net:
  Interest expense, net.........................     30,499    33,641   37,868
  Investment income--(gain) on marketable
   securities, net..............................    (11,880)      --       --
  Foreign currency transaction (gains) losses,
   net..........................................       (452)    2,955   22,811
                                                 ----------  -------- --------
Income (loss) before income taxes and
 extraordinary item............................. $   40,442  $ 25,552 $(18,391)
                                                 ==========  ======== ========
Identifiable assets:
  United States................................. $  695,042  $388,240 $324,088
  Canada........................................    642,523    92,670   88,100
  Europe........................................    226,117   171,676  180,978
  Mexico........................................     64,071    55,529   44,815
                                                 ----------  -------- --------
    Total....................................... $1,627,753  $708,115 $637,981
                                                 ==========  ======== ========

  In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in the first quarter of 1998.

                              POLYMER GROUP, INC.

NOTE 16. CERTAIN MATTERS

  The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $1.8, $2.1, and $2.3 million in 1997, 1996, and 1995, respectively. On September 1, 1993, an affiliated entity of the Company acquired a manufacturing facility in Vineland, New Jersey for the benefit of a wholly-owned subsidiary of the Company and entered into a lease of the facility to the subsidiary at a rate which the Company believes is comparable to similar properties in the area. The lease terminates on August 31, 2003 and is subject to a fair market value purchase option at termination. Annual rental expense relating to this lease approximated $0.2 million in 1997, 1996 and 1995, respectively. On January 11, 1996, the Company issued 10,000 shares of 13% Cumulative Redeemable Preferred Stock, $.01 par value, to an entity affiliated with the Company for $10.0 million. Such shares were redeemed in connection with the IPO.

NOTE 17. SUBSEQUENT EVENTS

  On January 29, 1998, the Company (i) acquired all remaining outstanding shares of Dominion (as described in "Note 2. Acquisitions") and (ii) amended its credit facility in connection with the acquisition of Dominion. This amendment provides for a $125.0 million secured term loan and modification of certain terms of the revolving portion of the credit facility. The Company borrowed approximately $326.6 million under the amendment to finance the Nonwovens Acquisition, for which it paid a gross price of approximately $351.6 million, including related fees and expenses. The Company also refinanced its outstanding indebtedness under the DTA Credit Facility, repaid its subordinated advance from ZB Holdings and repaid a substantial portion of the DT USA Guaranteed Senior Notes with borrowings under this facility. Related to the refinancing of this debt, the Company expects to incur an extraordinary item for the write-off of loan acquisition costs associated with the DTA Credit Facility during the first quarter of 1998.

  On March 5, 1998, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2008 (the "2008 Notes") to qualified buyers pursuant to Rule 144A under the Securities Act. Proceeds from the sale of the 2008 Notes were used to finance the Oriented Polymer Acquisition (as defined) and to repay existing revolving obligations.

  On March 16, 1998, the Company completed the acquisition (the "Oriented Polymer Acquisition") of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products for approximately $47.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In connection with the Nonwovens Acquisition on January 29, 1998, the Company appointed Ernst & Young LLP, independent auditors, as independent accountants for the subsidiaries comprising the Nonwovens Business to replace Deloitte & Touche LLP ("Deloitte & Touche"), chartered accountants, whom the Company dismissed as of January 29, 1998.

  During the two fiscal years prior to the Nonwovens Acquisition, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure nor did Deloitte & Touche's reports on the financial statements for such period contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting.

  Deloitte & Touche has been provided with a copy of this disclosure and requested by the Company to furnish a letter addressed to the Commission stating whether they agree with the above statements. A copy of Deloitte & Touche's letter to the Commission is filed as an exhibit to this Annual Report on Form 10-K.

                                   PART III

ITEM 10. MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

  Information regarding directors of the Company required by this Item is incorporated by reference from the Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, to be filed with the Commission no later than 120 days after the fiscal year end (the "Proxy Statement"), under the caption "Election of Directors". The Company appointed a new officer of the Company and restructured the responsibilities of certain other officers in February 1998, following the fiscal year end. The information set forth below regarding officers of the Company is as of March 1, 1998 and reflects the current management structure of the Company.

             NAME           AGE                    POSITION
             ----           ---                    --------
   Jerry Zucker............  48 Chairman, President, Chief Executive Officer
                                 and Director
   James G. Boyd...........  53 Executive Vice President, Chief Financial
                                 Officer, Treasurer, Secretary and Director
   S. Grant Reeves.........  42 Vice President--Operational Analysis and Chief
                                 Operating Officer--Oriented Polymer Division
   Thomas E. Phillips......  48 Group Vice President--Sales (Americas),
                                 Finance, Information Technology and Human
                                 Resources, Nonwovens
   James L. Schaeffer......  47 Group Vice President--Operations and General
                                 Manager (Americas), Nonwovens
   Gregg Wilkinson.........  45 Group Vice President--Marketing and
                                 International Business Development, Nonwovens
   Richard L. Ferencz......  53 Group Vice President--Advanced Technology and
                                 Engineering, Nonwovens
   Peter C. Bourgeois......  54 Group Vice President and General Manager,
                                 Fabrene
   Bruce V. Rauner.........  42 Director
   David A. Donnini........  32 Director
   Michael J. McGovern.....  35 Director
   L. Glenn Orr, Jr. ......  57 Director
   John F. ("Jack") Ruffle.  61 Director

  JERRY ZUCKER has served as Chairman, President, Chief Executive Officer and a Director of the Company since its inception. In addition to his duties with the Company, Mr. Zucker presently serves as Chairman and Chief Executive Officer of InterTech, one of the Company's principal stockholders, and has served in this capacity since 1983.

  JAMES G. BOYD has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its inception. In addition to his duties with the Company, Mr. Boyd serves as Executive Vice President and Treasurer of InterTech, one of the Company's principal shareholders, and has served in this capacity since 1986.

  S. GRANT REEVES has served as Vice President--Operational Analysis and Chief Operating Officer--Oriented Polymers Division since February 1998. From June 1994 through February 1998, Mr. Reeves served as a Vice President of the Company. Mr. Reeves joined lnterTech in 1986, where he served as controller of Reemay, Inc., a former InterTech affiliate ("Reemay"), and served as General Manager at Fabrene from 1991 through June 1994.

  THOMAS E. PHILLIPS has served as Group Vice President--Sales (Americas), Finance, Information Technology and Human Resources, Nonwovens since February 1998. Mr. Phillips served as Group Vice President--Finance, Systems and Administration, Nonwovens from March 1995 through February 1998. From 1993 until March 1995, Mr. Phillips served as General Manager and Vice President of FiberTech. Prior to joining FiberTech, Mr. Phillips served as a Vice President (1986-1992) and a Senior Vice President (1992-1993) of Reemay, where his responsibilities included financial, systems, human resources and administrative functions.

  JAMES L. SCHAEFFER has served as Group Vice President--Operations and General Manager (Americas), Nonwovens since February 1998. Mr. Schaeffer served as Group Vice President--Operations/Engineering, Nonwovens from March 1995 through February 1998. From 1992 until March 1995, Mr. Schaeffer served as Vice President--Operations/Engineering of FiberTech. Prior to joining FiberTech, Mr. Schaeffer served as General Manager for Scott Nonwovens at the Landisville facility from 1990 to 1992.

  GREGG WILKINSON has served as Group Vice President--Marketing and International Business Development, Nonwovens since February 1998. Mr. Wilkinson served as Group Vice President--Marketing and Sales, Nonwovens from March 1995 through February 1998. From July 1994 until March 1995, Mr. Wilkinson served as Vice President--Marketing, Sales and Technology of FiberTech and from August 1993 until July 1994, Mr. Wilkinson served as Director--New Business Development. For the period 1987 to August 1993, Mr. Wilkinson served in sales and marketing management capacities with Reemay.

  RICHARD L. FERENCZ has served as Group Vice President--Advanced Technology and Engineering, Nonwovens since February 1998. From March 1996 to February 1998, Mr. Ferencz served as Vice President--Advanced Technology and Engineering of the Company. From 1992 to 1996 Mr. Ferencz served as Vice President of Engineering of the Company. Prior to joining the Company, Mr. Ferencz served as Director of Systems of Reemay (1986-1992).

  PETER C. BOURGEOIS has served as Group Vice President and General Manager, Fabrene since February 1998. Mr. Bourgeois served as Vice President, Wovens from 1993 through February 1998. Mr. Bourgeois served as Vice President-- Marketing and Sales for Fabrene from June 1989 until 1993.

  The Board currently consists of seven directors, who are divided into three classes as nearly equal number as possible, with Messrs. Boyd's and McGovern's terms expiring in 1998, Messrs. Zucker's and Rauner's terms expiring in 1999, and Messrs. Donnini's, Orr's and Ruffles's terms expiring in 2000. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms or until their successors are duly elected and qualified. The Board has the power to appoint the officers of the Company. Each officer will hold office for such term as may be prescribed by the Board and until such person's successor is chosen and qualified or until such person's death, resignation or removal.

  There are three Committees of the Board: the Compensation Committee, the 1996 Key Employee Stock Option Plan Committee (the "Stock Option Committee") and the Audit Committee. The Compensation Committee, which is composed of Messrs. Donnini and Rauner, reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company. The Stock Option Committee, which is composed of Messrs. Donnini and Rauner, is empowered to grant options to purchase Common Stock of the Company to any key employee in accordance with the 1996 Key Employee Stock Option Plan. The Audit Committee is composed of Messrs. McGovern, Donnini and Rauner. Among other duties, the Audit Committee reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit, considers comments by the auditors regarding internal controls and accounting procedures and provides the management's response to the auditors' comments. The Company does not have a nominating committee.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

  Pursuant to management agreements originally entered into in October, 1992 (the "PGI Management Agreements"), Messrs. Zucker and Boyd (collectively, the "Executives") have agreed to serve as President and Chief Executive Officer, and Executive Vice President and Treasurer, respectively, of PGI Polymer. Pursuant to management agreements entered into in March, 1995 (the "Chicopee Management Agreements" and, together with the PGI Polymer Management Agreements, the "Management Agreements"), the Executives have agreed to serve in the same capacities for Chicopee. The Management Agreements provide that the Executives' employment thereunder will continue until the Executive's resignation, permanent disability, death or termination by PGI's or Chicopee's Board of Directors, as the case may be.

  The PGI Management Agreements provide for an annual base salary of $250,000 to be paid to Mr. Zucker and an annual base salary of $150,000 to be paid to Mr. Boyd, while the Chicopee Management Agreements provide for an annual base salary of $400,000 to be paid to Mr. Zucker and an annual base salary of $200,000 to be paid to Mr. Boyd, all of which amounts may be increased as determined in good faith by the Board of Directors of PGI Polymer and Chicopee, respectively. The Management Agreements also provide for a bonus to be paid at the end of each fiscal year to each of the Executives in an amount determined by PGI Polymer or Chicopee's Board of Directors, as the case may be, but not to exceed such Executive's base salary.

  The Management Agreements provide that upon the termination of either Executive's employment, such Executive is entitled to receive severance payments equal to either one-half (in the case of death, disability, resignation without good reason or termination for cause) or three times (in all other cases) his annual salary.

ITEM 11. EXECUTIVE COMPENSATION

  Information required under this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP

  Information required under this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required under this Item is incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

  (a) The following financial statements and independent auditors report required by this Item are filed herewith under Item 8.

  (i) Consolidated Balance Sheets.

  (ii) Consolidated Statements of Operations.

  (iii) Consolidated Statements of Shareholders' Equity.

  (iv) Consolidated Statements of Cash Flows.

  (v) Notes to Consolidated Financial Statements.

  (vi) Report of Ernst & Young LLP, Independent Auditors.

  (b) Schedule II--Valuation and Qualifying Accounts ("Schedule II"). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

EXHIBITS

  Exhibits required to be filed with this Form 10-K are listed in the following Exhibit Index.

FORM 8-K

  On November 12, 1997, the Company filed a Form 8-K relative to DT Acquisition's offer to purchase any and all outstanding shares of Dominion Textile Inc.

  On February 13, 1998, the Company filed a Form 8-K relative to its consummation of the acquisition of the Nonwovens Business of Dominion Textile Inc.

                              POLYMER GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

         COLUMN A           COLUMN B      COLUMN C          COLUMN D    COLUMN E
         --------           --------- -----------------    ----------  ----------
                                          ADDITIONS
                                      -----------------
                             BALANCE
                               AT     CHARGED TO                       BALANCE AT
                            BEGINNING COSTS AND            DEDUCTIONS    END OF
       DESCRIPTION          OF PERIOD  EXPENSES  OTHER     (DESCRIBE)    PERIOD
       -----------          --------- ---------- ------    ----------  ----------
YEAR ENDED JANUARY 3, 1998
Allowance for doubtful
 accounts.................   $ 3,848    7,337       503(2)   6,185(1)   $ 5,503
Valuation allowance for
 deferred tax assets......   $14,149      --        --       8,222(3)   $ 5,927
Restructuring costs.......   $12,009      --        --       6,525(3)   $ 5,484
YEAR ENDED DECEMBER 28,
 1996
Allowance for doubtful
 accounts.................   $ 1,885    9,060       114(2)   7,211(1)   $ 3,848
Valuation allowance for
 deferred tax assets......   $11,792    2,357       --         --       $14,149
Restructuring costs.......   $15,453      --        --       3,444(3)   $12,009
YEAR ENDED DECEMBER 30,
 1995
Allowance for doubtful
 accounts.................   $   496    5,788       674(2)   5,073(1)   $ 1,885
Valuation allowance for
 deferred tax assets......   $10,198    1,594       --         --       $11,792
Restructuring costs.......   $   --       --     17,859(2)   2,406(3)   $15,453

--------
(1) Uncollectible accounts written off and price concessions.
(2) Reserve established as part of business acquisition.
(3) Charges to reserve.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Polymer Group, Inc.

                                                   /s/ Jerry Zucker
                                          By: _________________________________
                                                       Jerry Zucker
                                               Chairman, President andChief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPABILITIES AND ON APRIL 3, 1998.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


           /s/ Jerry Zucker                 Chairman, Chief Executive Officer,
___________________________________________   President and Director (principal
               Jerry Zucker                   executive officer)

           /s/ James G. Boyd                Executive Vice President, Chief Financial
___________________________________________   Officer, Treasurer and Director
               James G. Boyd                  (principal financial officer and
                                              principal accounting officer)

          /s/ Bruce V. Rauner               Director
___________________________________________
              Bruce V. Rauner

        /s/ Michael J. McGovern             Director
___________________________________________
            Michael J. McGovern

         /s/ David A. Donnini               Director
___________________________________________
             David A. Donnini

         /s/ L. Glenn Orr, Jr.              Director
___________________________________________
             L. Glenn Orr, Jr.

          /s/ John F. Ruffle                Director
___________________________________________
              John F. Ruffle


                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 2.1       Agreement dated October 27, 1997, among Polymer Group,
           Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
 2.2       Letter Agreement, dated October 27, 1997, among Polymer
           Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.
 2.3       Operating Agreement, dated December 19, 1997, among
           Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisi-
           tion Inc.(1)
 2.4       DT Acquisition Inc. Offers to Purchase Statement for
           all outstanding Common Shares and all outstanding First
           Preferred Shares of Dominion Textile Inc., dated Octo-
           ber 29, 1997.
 2.5       Notice of Extension and Variation by DT Acquisition
           Inc. in respect of its Offers to Purchase, dated Novem-
           ber 18, 1997.
 2.6       Notice of Extension by DT Acquisition Inc. in respect
           of its Offers to Purchase, dated December 2, 1997.
 2.7       Notice of Extension and Variation by DT Acquisition
           Inc. in respect of its Offers to Purchase, dated Decem-
           ber 8, 1997.
 2.8       Notice of Extension by DT Acquisition Inc. in respect
           of its Offers to Purchase, dated December 17, 1997.
 2.9       Letter Agreement between DTA, PGI and DTI dated Novem-
           ber 16, 1997.
 2.10      Notice of Redemption pursuant to the provisions of Sec-
           tion 206 of the Canada Business Corporations Act in re-
           gard to holders of Common Shares of Dominion Textile
           Inc., dated December 30, 1997.
 2.11      Notice of Redemption pursuant to the provisions of Sec-
           tion 206 of the Canada Business Corporations Act in re-
           gard to holders of First Preferred Shares of Dominion
           Textile Inc., dated December 30, 1997.
 2.12      Notice of Redemption in regard to holders of Second
           Preferred Shares, Series D of Dominion Textile Inc.,
           dated December 23, 1997.
 2.13      Notice of Redemption in regard to holders of Second
           Preferred Shares, Series E of Dominion Textile Inc.,
           dated December 23, 1997.
 2.14      Indenture, winding up Dominion Textile Inc. pursuant to
           the Canada Business Corporations Act, dated January 29,
           1998.
 2.15      Master Separation Agreement, among Polymer Group, Inc.,
           Galey & Lord, Inc. and DT Acquisition Inc., dated Janu-
           ary 29, 1998.(1)*
 3.1(i)    Form of Amended and Restated Certificate of Incorpora-
           tion of the Company.(2)
 3.1(ii)   Certificate of Designation of the Company.(3)
 3.2       Amended and Restated By-laws of the Company.(2)
 4.1       Indenture, dated as of July 1, 1997, among Polymer
           Group, Inc., the Guarantors named therein and Harris
           Trust and Savings Bank, as trustee.(3)
 4.2       Forms of Series A and Series B 9% Senior Subordinated
           Notes due 2007 (contained in Exhibit 4.1 as Exhibit A
           and B thereto, respectively).(3)
 4.3       Form of Guarantee (contained in Exhibit 4.2).(3)

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
  4.4      Registration Rights Agreement dated as of July 3, 1997
           among Polymer Group, Inc., the Guarantors named therein
           and Chase Securities Inc.(3)
  4.5      First Supplemental Indenture, dated October 27, 1997,
           between Polymer Group Inc., Harris Trust and Savings
           Bank and Loretex Corporation.
  4.6      Second Supplemental Indenture, dated January 29, 1998,
           between Polymer Group Inc., Harris Trust and Savings
           Bank, DomTex Industries Inc. and Poly-Bond Inc.
  4.7      Amended and Restated Credit Agreement dated July 3,
           1997 by and among Polymer Group, Inc., the Guarantors
           named therein, the lenders named therein and The Chase
           Manhattan Bank, as agent.(3)
           The Registrant will furnish to the Commission, upon re-
           quest, each instrument defining the rights of holders
           of long-term debt of the Registrant and its subsidiar-
           ies where the amount of such debt does not exceed 10
           percent of the total assets of the Registrant and its
           subsidiaries on a consolidated basis.
  9        Voting Agreement, dated May 15, 1996, among the Compa-
           ny, GTC Fund III, Zucker, Boyd, InterTech, FTG, CMIHI
           and Leeway.(4)
 11        Statement of Computation of Per Share Earnings.
 16        Letter of Deloitte & Touche regarding a change in cer-
           tified accountants.
 21        Subsidiaries of the Company.
 23        Consent of Ernst & Young LLP.
 27        Financial Data Schedule.
 99.1      Offer to Purchase and Consent Solicitation Statement
           dated June 5, 1997 to any and all holders of the 12
           1/4% Senior Notes due 2002, relating to the Senior
           Notes Tender Offer and Consent Solicitation.(3)
 99.2      Form of Letter of Transmittal relating to the Senior
           Notes Tender Offer and Consent Solicitation.(3)
 99.3      Form of Notice of Guaranteed Delivery relating to the
           Senior Notes Tender Offer and Consent Solicitation.(3)
 99.4      Form of Letter of Transmittal relating to the Exchange
           Offer.(3)
 99.5      Form of Notice of Guaranteed Delivery relating to the
           Exchange Offer.(3)
 99.6      Form of Tender Instructions relating to the Exchange
           Offer.(3)
 99.7      Offer to Purchase and Consent Solicitation Statement,
           dated December 23, 1997, to any and all holders of Do-
           minion Textile Inc. 8 7/8% Senior Notes due 2003, re-
           lating to the 2003 Tender Offer.
 99.8      Form of Consent and Letter of Transmittal relating to
           the 2003 Tender Offer.
 99.9      Form of Notice of Guaranteed Delivery relating to the
           2003 Tender Offer.
 99.10     Offer to Purchase and Consent Solicitation Statement,
           dated December 23, 1997, to any and all holders of Do-
           minion Textile Inc. 9 1/4% Senior Notes due 2006, re-
           lating to the 2006 Tender Offer.
 99.11     Form of Consent and Letter of Transmittal relating to
           the 2006 Tender Offer.
 99.12     Form of Notice of Guaranteed Delivery relating to the
           2006 Tender Offer.

--------
  *Certain portions of the Agreement have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.
 (1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
 (2) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
 (3) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).
 (4) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 13, 1996, for the fiscal quarter ended June 29, 1996, as amended.