Form 10-Q
period 1998-04-04
POLYMER GROUP INC
filed 1998-05-19
CIK 927417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED APRIL 4, 1998

                         COMMISSION FILE NUMBER 1-14330

                              POLYMER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               57-1003983
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


          4838 JENKINS AVENUE
    NORTH CHARLESTON, SOUTH CAROLINA                     29405
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (843) 566-7293

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

  On May 11, 1998 there were 32,000,000 Common Shares, $.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
Part I. Financial Information.............................................   3
  Item 1. Financial Statements............................................   3
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  11
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  15
Part II. Other Information................................................  16
Signatures................................................................  17
Exhibit Index.............................................................  18

                                    PART I.

                             FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         APRIL 4,    JANUARY 3,
                        ASSETS                             1998         1998
                        ------                          -----------  ----------
                                                        (UNAUDITED)
Current assets:
  Cash and equivalents................................. $   64,339   $   50,190
  Marketable securities................................      8,167        7,754
  Accounts receivable, net.............................    115,800      107,328
  Inventories..........................................    106,379       94,128
  Assets held for disposition, net.....................        --       464,524
  Other................................................     26,920       31,146
                                                        ----------   ----------
    Total current assets...............................    321,605      755,070
Property, plant and equipment, net.....................    641,155      606,260
Intangibles, loan acquisition and organization costs,
 net...................................................    262,340      229,391
Other..................................................     46,806       37,032
                                                        ----------   ----------
    Total assets....................................... $1,271,906   $1,627,753
                                                        ==========   ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  130,631   $  105,824
  Short-term bridge financing..........................        --       425,945
  Current portion of long-term debt....................      3,711        3,276
                                                        ----------   ----------
    Total current liabilities..........................    134,342      535,045
                                                        ----------   ----------
Long-term debt, less current portion...................    848,552      741,860
Deferred income taxes..................................     81,339       82,213
Other noncurrent liabilities...........................     15,464       14,815
Minority interest......................................        --        54,730
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  (Deficit)............................................    (39,788)     (39,355)
  Other ...............................................    (11,985)      (5,537)
                                                        ----------   ----------
                                                           192,209      199,090
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,271,906   $1,627,753
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  THREE MONTHS
                                      ENDED
                                ------------------
                                           MARCH
                                APRIL 4,    29,
                                  1998      1997
                                --------  --------
Net sales.....................  $193,336  $128,947
Cost of goods sold............   147,058    96,362
                                --------  --------
Gross profit..................    46,278    32,585
Selling, general and
 administrative expenses......    26,025    18,656
                                --------  --------
Operating income..............    20,253    13,929
Other (income) expense:
  Interest expense, net.......    15,980     6,834
  Foreign currency transaction
   (gains) losses, net........       676      (320)
                                --------  --------
                                  16,656     6,514
                                --------  --------
Income before income taxes and
 extraordinary item...........     3,597     7,415
Income taxes..................     1,302     2,453
                                --------  --------
Income before extraordinary
 item.........................     2,295     4,962
Extraordinary item, (loss)
 from extinguishment of debt..    (2,728)      --
                                --------  --------
      Net income (loss).......  $   (433) $  4,962
                                ========  ========
Net income (loss) per common
 share:
  Basic:
    Average common shares
     outstanding..............    32,000    32,000
    Income before
     extraordinary item.......  $   0.07  $   0.16
    Extraordinary item, (loss)
     from extinguishment of
     debt.....................     (0.09)      --
                                --------  --------
      Net income (loss) per
       common share--basic....  $  (0.02) $   0.16
                                ========  ========
  Diluted:
    Average common shares
     outstanding..............    32,000    32,000
    Income before
     extraordinary item.......  $   0.07  $   0.16
    Extraordinary item, (loss)
     from extinguishment of
     debt.....................     (0.09)      --
                                --------  --------
      Net income (loss) per
       common share--diluted..  $  (0.02) $   0.16
                                ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                           --------------------
                                                           APRIL 4,   MARCH 29,
                                                             1998       1997
                                                           ---------  ---------
Operating activities
  Net income (loss)....................................... $    (433) $  4,962
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Extraordinary item....................................     2,728       --
    Depreciation and amortization expense.................    13,769     9,901
    Foreign currency transaction (gains) losses, net......       676      (320)
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................      (223)   (2,539)
    Inventories...........................................    (6,962)   (1,144)
    Accounts payable and other............................    17,987      (845)
                                                           ---------  --------
      Net cash provided by operating activities...........    27,542    10,015
                                                           ---------  --------
Investing activities
  Purchases of property, plant and equipment..............   (19,122)  (13,369)
  Purchases of marketable securities classified as
   available for sale.....................................    (3,990)   (7,335)
  Proceeds from sales of marketable securities classified
   as available for sale..................................     3,540     5,965
  Proceeds from sale of assets, net of canceled
   subordinated advance...................................   323,524       --
  Minority interest.......................................   (54,730)      --
  Other, including business acquisition...................   (49,157)     (146)
                                                           ---------  --------
      Net cash provided by (used in) investing activities.   200,065   (14,885)
                                                           ---------  --------
Financing activities
  Proceeds from debt......................................   576,531     7,150
  Payment of debt.........................................  (778,572)   (3,284)
  Loan acquisition costs, net.............................    (9,376)      (14)
                                                           ---------  --------
      Net cash provided by (used in) financing activities.  (211,417)    3,852
                                                           ---------  --------
Effect of exchange rate changes on cash...................    (2,041)   (3,985)
                                                           ---------  --------
Net increase (decrease) in cash and equivalents...........    14,149    (5,003)
Cash and equivalents at beginning of period...............    50,190    37,587
                                                           ---------  --------
Cash and equivalents at ending of period.................. $  64,339  $ 32,584
                                                           =========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Polymer Group, Inc. ("Polymer Group" or the "Company") is a world-wide manufacturer of flexible nonwoven and oriented polyolefin fabrics. The Company's principal lines of business include hygiene, medical, wiping and industrial and specialty products. The Company operates manufacturing facilities in the United States, Canada, Mexico, Germany, the Netherlands, France and England.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended April 4, 1998, are not necessarily indicative of the results that may be expected for fiscal 1998. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following:

                                                          APRIL 4,   JANUARY 3,
                                                            1998        1998
                                                         ----------- ----------
                                                         (UNAUDITED)
      Inventories:
        Finished goods..................................  $ 58,321    $48,769
        Work in process and stores and maintenance
         parts..........................................    11,402     11,201
        Raw materials...................................    36,656     34,158
                                                          --------    -------
          Total.........................................  $106,379    $94,128
                                                          ========    =======

NOTE 3. NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. The denominator for both basic and diluted earnings per share is average common shares outstanding.

NOTE 4. ACQUISITIONS

On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textile Inc. ("Dominion") for Cdn$14.50 per share and approximately 96% of the outstanding first preferred

                              POLYMER GROUP, INC.

NOTE 4. ACQUISITIONS--(CONTINUED)

shares of Dominion for Cdn$150 per share. The acquisition, which was accounted for using the purchase method of accounting, was financed with $215.9 million of borrowings under DTA's $600.0 million senior secured credit facilities, and subordinated advances of $141.0, $69.0 and $25.0 million by Galey & Lord, Inc. ("Galey"), ZB Holdings, Inc. ("ZB Holdings") and the Company, respectively. ZB Holdings is a wholly-owned subsidiary of The InterTech Group, Inc., an affiliate of the Company.

On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding up". All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities of Dominion that comprised the nonwovens and industrial fabrics operations (the "Nonwovens Business") for approximately $351.6 million, including fees and expenses. The Nonwovens Business includes a 50% interest in Argentina-based Dominion Nonwovens Sudamerica S.A. ("DNS"). DNS manufactures and markets nonwovens to hygiene markets in South America. Concurrently, Dominion Textile
(USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006. Net assets of the apparel fabrics business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. Operating results of the apparel fabrics business of Dominion have been excluded from the Company's results of operations for the three months ended April 4, 1998.

In connection with the Nonwovens Acquisition and related transactions, the Company also amended its senior secured credit facility to provide for $125.0 million in term loans. The Company used borrowings under the credit facility, as amended, to finance the purchase of the Nonwovens Business, in part by retiring amounts outstanding under the DTA $600.0 million credit facility and repaying the subordinated advance made by ZB Holdings.

On March 5, 1998, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2008 (the "2008 Notes") to qualified buyers pursuant to Rule 144A under the Securities Act (the "March 1998 Offering"). Proceeds from the sale of the 2008 Notes were used, in part, to finance the Oriented Polymer Acquisition (as defined below) and to repay existing revolving obligations.

On March 16, 1998, the Company completed the acquisition (the "Oriented Polymer Acquisition") of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products for approximately $47.0 million in a transaction accounted for by the purchase method of accounting. Supplemental pro forma information for the Oriented Polymer Acquisition is not presented because the acquisition was not material to the consolidated results of operations.

                              POLYMER GROUP, INC.

NOTE 5. SELECTED FINANCIAL DATA OF GUARANTORS

Payment of the 2007 Notes and 2008 Notes is guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                              AS OF APRIL 4, 1998

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR    THE      RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES   COMPANY    AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- ----------  ----------------- ------------
Working capital.........  $   91,662   $  104,588   $   (9,050)    $        63     $  187,263
Total assets............   1,983,879      985,657    1,409,259      (3,106,889)     1,271,906
Total debt..............   1,237,332      779,475    1,187,730      (2,352,274)       852,263
Shareholders' equity....     621,547      133,030      192,209        (754,577)       192,209

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                             AS OF JANUARY 3, 1998

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR    THE      RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES   COMPANY    AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- ----------  ----------------- ------------
Working capital.........  $   68,859   $  137,167   $    3,100     $    10,899     $  220,025
Total assets............   1,164,642    1,141,546      950,260      (1,628,695)     1,627,753
Total debt..............       2,050      342,320      425,767         (25,001)       745,136
Shareholders' equity....     586,079       82,720      199,090        (668,799)       199,090

                              POLYMER GROUP, INC.

NOTE 5. SELECTED FINANCIAL DATA OF GUARANTORS--(CONTINUED)

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED APRIL 4, 1998

                            COMBINED     COMBINED             RECLASSIFICA-
                           GUARANTOR   NON-GUARANTOR   THE      TIONS AND
                          SUBSIDIARIES SUBSIDIARIES  COMPANY  ELIMINATIONS  CONSOLIDATED
                          ------------ ------------- -------  ------------- ------------
Net sales...............    $119,933      $77,010    $    59     $(3,666)     $193,336
Operating income........      12,353        6,491      1,409         --         20,253
Income (loss) before
 income taxes and
 extraordinary item.....       4,686        3,314     (4,403)        --          3,597
Income taxes (benefit)..          93        1,328       (119)        --          1,302
Income (loss) before
 extraordinary item.....       4,593        1,986     (4,284)        --          2,295
Extraordinary item......         --        (2,728)       --          --         (2,728)
Equity in earnings
 (loss) of subsidiaries.         --           --       3,851      (3,851)          --
Net income (loss).......       4,593         (742)      (433)     (3,851)         (433)

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED MARCH 29, 1997

                            COMBINED     COMBINED             RECLASSIFICA-
                           GUARANTOR   NON-GUARANTOR   THE      TIONS AND
                          SUBSIDIARIES SUBSIDIARIES  COMPANY  ELIMINATIONS  CONSOLIDATED
                          ------------ ------------- -------  ------------- ------------
Net sales...............     $82,007      $48,762    $   --     $ (1,822)     $128,947
Operating income........       5,163        7,343      1,423         --         13,929
Income (loss) before
 income taxes and
 extraordinary item.....       3,969        6,567     (3,121)        --          7,415
Income taxes (benefit)..        (298)         502      2,249         --          2,453
Income (loss) before
 extraordinary item.....       4,267        6,065     (5,370)        --          4,962
Extraordinary item......         --           --         --          --            --
Equity in earnings of
 subsidiaries...........         --           --      10,332     (10,332)          --
Net income..............       4,267        6,065      4,962     (10,332)        4,962

NOTE 6. OTHER

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive loss approximated $6.9 million and $2.7 million for the three months ended April 4, 1998 and March 29, 1997, respectively.

                              POLYMER GROUP, INC.

NOTE 6. OTHER (CONTINUED)

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 does not require interim disclosures during the initial year of application; however, the segment information must be reported for comparative purposes in interim financial statements in the second year of application. The Company has adopted FAS 131 and will defer reporting segment information in the interim financial statements until the second year of application.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                             THREE MONTHS ENDED
                                                             -------------------
                                                             APRIL 4,  MARCH 29,
                                                               1998      1997
                                                             --------  ---------
      Net sales by product category:
        Hygiene.............................................   41.5%      42.0%
        Medical.............................................   11.8       16.7
        Wiping..............................................   13.6       20.4
        Industrial and specialty............................   33.1       20.9
                                                              -----      -----
                                                              100.0      100.0
      Cost of goods sold....................................   76.1       74.7
                                                              -----      -----
        Gross profit........................................   23.9       25.3
      Selling, general and administrative expenses..........   13.4       14.5
                                                              -----      -----
      Operating income......................................   10.5       10.8
      Other (income) expense
        Interest expense, net...............................    8.3        5.3
        Foreign currency (gains) losses, net................    0.3       (0.2)
                                                              -----      -----
                                                                8.6        5.1
      Income before income taxes and extraordinary item.....    1.9        5.7
      Income taxes..........................................    0.7        1.9
                                                              -----      -----
      Income before extraordinary item......................    1.2        3.8
      Extraordinary item, (loss) from extinguishment of
       debt.................................................   (1.4)       --
                                                              -----      -----
      Net income (loss).....................................   (0.2)%      3.8%
                                                              =====      =====

COMPARISON OF THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997

NET SALES

The following table sets forth components of the Company's net sales by product category for the three months ended April 4, 1998 and the corresponding increase/(decrease) over the comparable fiscal period in the prior year:

                                                                      %
                                   FIRST QTR FIRST QTR INCREASE/  INCREASE/
                                     1998      1997    (DECREASE) (DECREASE)
                                   --------- --------- ---------- ----------
                                            (DOLLARS IN THOUSANDS)
      Net sales by product
       category:
        Hygiene................... $ 80,173  $ 54,198   $25,975      47.9%
        Medical...................   22,827    21,460     1,367       6.4
        Wiping....................   26,260    26,303       (43)     (0.2)
        Industrial and specialty..   64,076    26,986    37,090     137.4
                                   --------  --------   -------
          Total net sales......... $193,336  $128,947   $64,389      49.9
                                   ========  ========   =======

Consolidated net sales increased $64.4 million, or approximately 50.0%, from $128.9 million for the three months ended March 29, 1997 to $193.3 million for the three months ended April 4, 1998. The increase was comprised of $53.6 million in net sales due to the Nonwovens Acquisition and the Oriented Polymer Acquisition and $14.2 million due to organic growth, offset by a $3.4 million decline in net sales due to weak European currencies.

Hygiene product net sales increased 48.0%, or $26.0 million, from $54.2 million in 1997 to $80.2 million in 1998. The increase was due primarily to
(i) acquisition growth, including the addition of new key hygiene product customers, (ii) additional manufacturing capacity and (iii) increased volume output of other process technology. The increase was offset by $1.9 million due to European currency translation losses.

Medical product net sales increased 6.4%, or $1.4 million, from $21.5 million in 1997 to $22.8 million in 1998. Medical product revenues represented 11.8% of consolidated net sales for the fiscal quarter. Increases in medical product net sales were primarily a result of higher sales in surgical gowns and drapes.

Wipes net sales were $26.3 million in the first quarter of 1998 and 1997. North American sales of food service wiping applications and Handi-wipes increased by approximately $1.1 million; however, this increase was offset by $1.2 million from European currency translation losses.

Industrial and specialty product net sales increased 137.4%, or $37.1 million, from $27.0 million in 1997 to $64.1 million in 1998. Industrial and specialty product revenues represented 33.1% of net sales for the fiscal quarter. Approximately $35.5 million in growth is attributable to the Nonwovens Acquisition and the Oriented Polymer Acquisition. Sales of existing products increased $1.6 million due to strong sales of alkaline battery separators, apparel lining materials, housewrap and crop cover materials.

GROSS PROFIT

Gross profit increased to $46.3 million, or 23.9% of consolidated net sales, for the first quarter of 1998 versus $32.6 million for the comparable period of 1997. Raw material costs in the first quarter of 1998 were approximately $82.1 million, or 42.5% of net sales, compared to $55.5 million, or 43.1% of net sales, in the first quarter of 1997. The decline in raw material costs as a percentage of net sales reflects the continued trend in lower raw material costs versus prior periods. Direct labor costs were $16.0 million, or 8.3% of net sales, in the first quarter of 1998 as compared to $10.2 million, or approximately 8.0% of net sales, in the first quarter of 1997. Overhead costs were $48.9 million in the first quarter of 1998 versus $30.6 million in the first quarter of 1997. The increase in overhead costs between 1998 and 1997 resulted from higher depreciation on completed capital expenditures and higher incremental overhead associated with the Nonwovens Business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased from 14.5% of net sales in the first quarter of 1997 to 13.4% of net sales in the first quarter of 1998 as a result of lower distribution costs and other general and administrative costs as a percentage of sales. Selling, general and administrative expenses for the first quarter of 1998 were $26.0 million, up approximately $7.3 million versus $18.7 million for the first quarter of 1997 due primarily to additional costs associated with the Nonwovens Acquisition and the Oriented Polymer Acquisition.

OTHER

Interest expense increased $9.2 million, from $6.8 million in the first quarter of 1997 to $16.0 million in the first quarter of 1998. Interest expense as a percentage of net sales increased from 5.3% in the first quarter of 1997 to 8.3% in the first quarter of 1998. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding.

Net foreign currency transaction losses were approximately $0.7 million during the first quarter of 1998 versus gains of $0.3 million in the first quarter of 1997.

The Company provided for income taxes of approximately $1.3 million for the three months ended April 4, 1998, representing an effective tax rate of 36.2%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher foreign tax rates and to an increase in non-deductible goodwill amortization in 1998. The Company provided for income taxes of $2.5 million during the first quarter of 1997, representing an effective tax rate of 33.1%.

INCOME BEFORE EXTRAORDINARY ITEM

Income before extraordinary item was $2.3 million, or $0.07 per share, in the first quarter of 1998 as compared to $5.0 million, or $0.16 per share, for the comparable period in the previous year. The approximate $2.7 million decrease between first quarter 1998 and first quarter 1997 was attributable primarily to higher interest expense of $9.2 million resulting from the Nonwovens Acquisition.

EXTRAORDINARY ITEM

As a result of the Nonwovens Acquisition, the Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

                                                         APRIL 4,   JANUARY 3,
                                                           1998        1998
                                                        ----------  ----------
                                                           (IN THOUSANDS)
Balance sheet data:
  Cash and equivalents and marketable securities....... $   72,506  $   57,934
  Current assets.......................................    321,605     755,070
  Current liabilities (excluding current portion of
   long-term debt).....................................    130,631     531,769
  Working capital......................................    190,974     223,301
  Total assets.........................................  1,271,906   1,627,753
  Debt (including current portion).....................    852,263     745,136
  Shareholders' equity.................................    192,209     199,090
                                                         THREE MONTHS ENDED
                                                        ----------------------
                                                         APRIL 4,   MARCH 29,
                                                           1998        1997
                                                        ----------  ----------
                                                           (IN THOUSANDS)
Cash flow data:
  Net cash provided by operating activities............ $   27,542  $   10,015
  Net cash provided by (used in) investing activities..    200,065     (14,885)
  Net cash provided by (used in) financing activities..   (211,417)      3,852

Operating Activities

During the three months ended April 4, 1998, the Company's operations generated $27.5 million in cash. The Company's working capital, excluding assets held for disposition and short-term bridge financing, increased $6.3 million, from $184.7 million at January 3, 1998 to $191.0 million at April 4, 1998. Cash and equivalents and marketable securities were $72.5 million at April 4, 1998 as compared to $57.9 million at January 3, 1998. This increase arose principally from increased operating income during the first quarter of 1998.

Investing and Financing Activities

Capital expenditures for the three months ended April 4, 1998 totaled $19.1 million, related primarily to margin-enhancing projects. For the remainder of fiscal 1998, the Company expects capital expenditures to approximate $63.9 million.

As discussed in "Note 4. Acquisitions", on December 19, 1997, DTA completed the purchase of approximately 98% of the outstanding common shares of Dominion for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition, which was accounted for using the purchase method of accounting, was financed with $215.9 million of borrowings under DTA's $600.0 million senior secured credit facilities, and subordinated advances of $141.0, $69.0 and $25.0 million by Galey, ZB Holdings and the Company, respectively.

On January 29, 1998, DTA acquired all remaining common and preferred shares of Dominion, at which time Dominion underwent a "winding up". All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired the Nonwovens Business for approximately $351.6 million, including fees and expenses. Concurrently, DT USA purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006. Net assets of the apparel business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. In connection with the Nonwovens Acquisition and related transactions, the Company also amended its credit facility to provide for $125.0 million in term loans.

On March 5, 1998, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2008 to qualified buyers pursuant to Rule 144A under the Securities Act.

On March 16, 1998, the Company completed the Oriented Polymer Acquisition for approximately $47.0 million in a transaction accounted for by the purchase method of accounting.

The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements.

EFFECT OF INFLATION

Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the three months ended April 4, 1998.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

Except for historical information contained herein, certain matters set forth within Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuation in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.

ITEM 2. CHANGES IN SECURITIES

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  On May 11, 1998, the Company's trading symbol on the New York Stock Exchange for its common stock, par value $.01 per share, was changed to "PGI" from "PGH." The Company issued a press release announcing the change on May 11, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

  On February 13, 1998 and April 14, 1998 the Company filed reports on Form 8-K and Form 8-K/A, respectively, relating to the Nonwovens Acquisition.

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

May 19, 1998

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
  -------
  2.1      Agreement dated October 27, 1997, among Polymer Group, Inc.,
           Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.2      Letter Agreement, dated October 27, 1997, among Polymer Group,
           Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
  2.3      Operating Agreement, dated December 19, 1997, among Polymer
           Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.4      DT Acquisition Inc. Offers to Purchase Statement for all out-
           standing Common Shares and all outstanding First Preferred
           Shares of Dominion Textile Inc., dated October 29, 1997.(2)
  2.5      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated November 18, 1997.(2)
  2.6      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 2, 1997.(2)
  2.7      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated December 8, 1997.(2)
  2.8      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 17, 1997.(2)
  2.9      Letter Agreement between DT Acquisition Inc., Polymer Group,
           Inc. and Dominion Textile Inc. dated November 16, 1997.(2)
  2.10     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of Common Shares of Dominion Textile Inc., dated December 30,
           1997.(2)
  2.11     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of First Preferred Shares of Dominion Textile Inc., dated De-
           cember 30, 1997.(2)
  2.12     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series D of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.13     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series E of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.14     Indenture, winding up Dominion Textile Inc. pursuant to the
           Canada Business Corporations Act, dated January 29, 1998.(2)
  2.15     Master Separation Agreement, among Polymer Group, Inc., Galey
           & Lord, Inc. and DT Acquisition Inc., dated January 29,
           1998.(3)*
  3.1(i)   Form of Amended and Restated Certificate of Incorporation of
           the Company.(3)
  3.1(ii)  Certificate of Designation of the Company.(4)
  3.2      Amended and Restated By-laws of the Company.(3)
  4.1      Indenture, dated as of March 1, 1998, among Polymer Group,
           Inc., the Guarantors named therein and Harris Trust & Savings
           Bank, as trustee.
  4.2      Forms of Series A and Series B 8 3/4% Senior Subordinated
           Notes due 2008 (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively).

  EXHIBIT
  NUMBER
  -------
  4.3      Form of Guarantee (contained in Exhibit 4.2)
  4.4      Registration Rights Agreement, dated as of March 5, 1998,
           among Polymer Group, Inc., the Guarantors named therein and
           Chase Securities Inc.
  4.5      Second Supplemental Indenture dated January 29, 1998, to In-
           denture dated as of June 30, 1997, among Polymer Group, Inc.,
           Dominion Textile (USA) Inc., DomTex Industries Inc., Poly-Bond
           Inc. and Harris Trust & Savings Bank with respect to the 9%
           Senior Subordinated Notes due 2007.(2)
 10.1      Purchase Agreement, dated February 27, 1998, by and among Pol-
           ymer Group, Inc., the Guarantors named therein and Chase Secu-
           rities Inc., as Initial Purchaser, with respect to the 8 3/4%
           Senior Subordinated Notes due 2008.
 10.2      Amendment No. 2, dated January 29, 1998, to the Amended, Re-
           stated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.
 11        Statement of Computation of Per Share Earnings
 27        Financial Data Schedule

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).

  *Certain portions of this Exhibit have been omitted & filed separately with the Commission pursuant to an Application for Confidential Treatment.