Form 10-Q
period 1998-07-04
POLYMER GROUP INC
filed 1998-08-18
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JULY 4, 1998

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

  On August 3, 1998 there were 32,000,000 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
Part I. Financial Information.............................................   3
  Item 1. Financial Statements............................................   3
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  15
Part II. Other Information................................................  16
Signatures................................................................  17
Exhibit Index.............................................................  18

                                    PART I.

                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          JULY 4,    JANUARY 3,
                                                           1998         1998
                                                        -----------  ----------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Current assets:
  Cash and equivalents................................. $   66,993   $   50,190
  Marketable securities................................      7,936        7,754
  Accounts receivable, net.............................    121,029      107,328
  Inventories..........................................    104,643       94,128
  Assets held for disposition, net.....................        --       464,524
  Other................................................     32,025       31,146
                                                        ----------   ----------
    Total current assets...............................    332,626      755,070
Property, plant and equipment, net.....................    647,984      606,260
Intangibles, loan acquisition and organization costs,
 net...................................................    260,314      229,391
Other..................................................     47,718       37,032
                                                        ----------   ----------
    Total assets....................................... $1,288,642   $1,627,753
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  121,865   $  105,824
  Short-term bridge financing..........................        --       425,945
  Current portion of long-term debt....................      2,832        3,276
                                                        ----------   ----------
    Total current liabilities..........................    124,697      535,045
                                                        ----------   ----------
Long-term debt, less current portion...................    865,027      741,860
Deferred income taxes..................................     82,221       82,213
Other noncurrent liabilities...........................     15,810       14,815
Minority interest......................................        --        54,730
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  (Deficit)............................................    (33,548)     (39,355)
  Other................................................     (9,547)      (5,537)
                                                        ----------   ----------
                                                           200,887      199,090
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,288,642   $1,627,753
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       -------------------  ------------------
                                        JULY 4,  JUNE 28,   JULY 4,   JUNE 28,
                                         1998      1997       1998      1997
                                       --------- ---------  --------  --------
Net sales............................. $ 206,111 $ 131,508  $399,447  $260,455
Cost of goods sold....................   154,227    96,792   301,285   193,154
                                       --------- ---------  --------  --------
Gross profit..........................    51,884    34,716    98,162    67,301
Selling, general and administrative
 expenses.............................    24,329    19,037    50,354    37,693
                                       --------- ---------  --------  --------
Operating income......................    27,555    15,679    47,808    29,608
Other (income) expense:
  Interest expense, net...............    17,194     6,698    33,174    13,532
  Foreign currency transaction (gains)
   losses, net........................       486        (5)    1,162      (325)
                                       --------- ---------  --------  --------
                                          17,680     6,693    34,336    13,207
                                       --------- ---------  --------  --------
Income before income taxes and
 extraordinary item...................     9,875     8,986    13,472    16,401
Income taxes..........................     3,635     2,974     4,937     5,427
                                       --------- ---------  --------  --------
Income before extraordinary item......     6,240     6,012     8,535    10,974
Extraordinary item, (loss) from
 extinguishment of debt...............       --        --     (2,728)      --
                                       --------- ---------  --------  --------
      Net income...................... $   6,240 $   6,012  $  5,807  $ 10,974
                                       ========= =========  ========  ========
Net income per common share:
  Basic:
    Average common shares outstanding.    32,000    32,000    32,000    32,000
    Income before extraordinary item.. $    0.20 $    0.19  $   0.27  $   0.34
    Extraordinary item, (loss) from
     extinguishment of debt...........       --        --      (0.09)      --
                                       --------- ---------  --------  --------
      Net income per common share -
       basic.......................... $    0.20 $    0.19  $   0.18  $   0.34
                                       ========= =========  ========  ========
  Diluted:
    Average common shares outstanding.    32,000    32,000    32,000    32,000
    Income before extraordinary item.. $    0.20 $    0.19  $   0.27  $   0.34
    Extraordinary item, (loss) from
     extinguishment of debt...........       --        --      (0.09)      --
                                       --------- ---------  --------  --------
      Net income per common share -
       diluted........................ $    0.20 $    0.19  $   0.18  $   0.34
                                       ========= =========  ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                           -------------------
                                                            JULY 4,   JUNE 28,
                                                             1998       1997
                                                           ---------  --------
Operating activities
  Net income.............................................. $   5,807  $ 10,974
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Extraordinary item....................................     2,728       --
    Depreciation and amortization expense.................    30,385    20,008
    Foreign currency transaction (gains) losses, net......     1,162      (325)
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................    (5,452)  (10,579)
    Inventories...........................................    (5,226)   (5,685)
    Accounts payable and other............................     8,573     1,881
                                                           ---------  --------
      Net cash provided by operating activities...........    37,977    16,274
                                                           ---------  --------
Investing activities
  Purchases of property, plant and equipment..............   (39,934)  (27,457)
  Purchases of marketable securities classified as
   available for sale.....................................    (7,533)  (10,585)
  Proceeds from sales of marketable securities classified
   as available for sale..................................     7,299     9,591
  Proceeds from sale of assets, net of canceled
   subordinated advance...................................   323,524       --
  Minority interest.......................................   (54,730)      --
  Other, including business acquisition...................   (53,493)      (84)
                                                           ---------  --------
      Net cash provided by (used in) investing activities.   175,133   (28,535)
                                                           ---------  --------
Financing activities
  Proceeds from debt......................................   595,586    27,093
  Payments of debt........................................  (781,356)  (14,780)
  Loan acquisition costs, net.............................   (10,029)     (113)
                                                           ---------  --------
      Net cash provided by (used in) financing activities.  (195,799)   12,200
                                                           ---------  --------
Effect of exchange rate changes on cash...................      (508)   (5,671)
                                                           ---------  --------
Net increase (decrease) in cash and equivalents...........    16,803    (5,732)
Cash and equivalents at beginning of period...............    50,190    37,587
                                                           ---------  --------
Cash and equivalents at end of period..................... $  66,993  $ 31,855
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

  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets and Statements of Cash Flow contain summarized information; as a result, information as of January 3, 1998 does not include the same detail provided in the 1997 Annual Report. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and six months ended July 4, 1998, are not necessarily indicative of the results that may be expected for fiscal 1998. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                          JULY 4,    JANUARY 3,
                                                            1998        1998
                                                         ----------  ----------
                                                         (UNAUDITED)
      Inventories:
        Finished goods..................................  $ 53,740    $48,769
        Work in process and stores and maintenance
         parts..........................................    12,221     11,201
        Raw materials...................................    38,682     34,158
                                                          --------    -------
          Total.........................................  $104,643    $94,128
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

NOTE 4. ACQUISITIONS

  On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textile Inc. ("Dominion") for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition, which was accounted for using the purchase method of accounting, was financed with $215.9 million of borrowings under DTA's

                              POLYMER GROUP, INC.

NOTE 4. ACQUISITIONS (CONTINUED)

$600.0 million senior secured credit facilities, and subordinated advances of $141.0, $69.0 and $25.0 million by Galey & Lord, Inc. ("Galey"), ZB Holdings, Inc. ("ZB Holdings") and the Company, respectively. ZB Holdings is a wholly-owned subsidiary of The InterTech Group, Inc., an affiliate of the Company.

  On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding up". All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities of Dominion that comprised the nonwovens and industrial fabrics operations (the "Nonwovens Business") for approximately $351.6 million, including fees and expenses. The Nonwovens Business includes a 50% interest in Argentina-based Dominion Nonwovens Sudamerica S.A. ("DNS"). DNS manufactures and markets nonwovens to hygiene markets in South America. Concurrently, Dominion Textile
(USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006. Net assets of the apparel fabrics business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. Operating results of the apparel fabrics business of Dominion have been excluded from the Company's results of operations for the six months ended July 4, 1998.

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

  On March 5, 1998, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2008 (the "2008 Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "March 1998 Offering"). Proceeds from the sale of the 2008 Notes were used, in part, to finance the Oriented Polymer Acquisition (as defined below) and to repay existing revolving obligations. The Company subsequently registered the 2008 Notes with the Securities Exchange Commission pursuant to a Registration Statement on Form S-4 declared effective July 1, 1998.

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

                              POLYMER GROUP, INC.

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                               AS OF JULY 4, 1998

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR    THE     RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES   COMPANY   AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- ---------- ----------------- ------------
Working capital.........  $   92,656    $ 99,918    $    7,060    $     8,295     $  207,929
Total assets............   1,556,589     977,563     1,434,659     (2,680,169)     1,288,642
Total debt..............   1,210,384     776,925     1,206,402     (2,325,852)       867,859
Shareholder's equity....     626,325     139,963       201,291       (766,692)       200,887

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                             AS OF JANUARY 3, 1998

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR   THE    RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES  COMPANY  AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- -------- ----------------- ------------
Working capital.........  $   68,859   $  137,167   $  3,100    $    10,899     $  220,025
Total assets............   1,164,642    1,141,546    950,260     (1,628,695)     1,627,753
Total debt..............       2,050      342,320    425,767        (25,001)       745,136
Shareholder's equity....     586,079       82,720    199,090       (668,799)       199,090

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                     FOR THE SIX MONTHS ENDED JULY 4, 1998

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR   THE    RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES  COMPANY  AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- -------  ----------------- ------------
Net sales...............   $252,281     $155,015    $  --        $ (7,849)       $399,447
Operating income........     27,317       15,458     4,889            144          47,808
Income (loss) before
 income taxes (benefit)
 and extraordinary item.     10,453       10,529    (8,152)           642          13,472
Income taxes (benefit)..      3,363        3,333    (1,743)           (16)          4,937
Income (loss) before
 extraordinary item.....      7,090        7,196    (6,409)           658           8,535
Extraordinary item......        --        (2,728)      --             --           (2,728)
Equity in earnings of
 subsidiaries...........        --           --     11,558        (11,558)            --
Net income..............      7,090        4,468     5,149        (10,900)          5,807

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                     FOR THE SIX MONTHS ENDED JUNE 28, 1997

                           COMBINED     COMBINED
                          GUARANTOR   NON-GUARANTOR   THE    RECLASSIFICATIONS
                         SUBSIDIARIES SUBSIDIARIES  COMPANY  AND ELIMINATIONS  CONSOLIDATED
                         ------------ ------------- -------  ----------------- ------------
Net sales...............   $165,495      $99,174    $   --       $ (4,214)       $260,455
Operating income........     12,120       14,381      3,107           --           29,608
Income (loss) before
 income taxes (benefit)
 and extraordinary item.      9,681       12,311     (5,591)          --           16,401
Income taxes (benefit)..        (93)       1,510      4,010           --            5,427
Income (loss) before
 extraordinary item.....      9,774       10,801     (9,601)          --           10,974
Equity in earnings of
 subsidiaries...........        --           --      20,575       (20,575)            --
Net income..............      9,774       10,801     10,974       (20,575)         10,974

                              POLYMER GROUP, INC.

NOTE 6. OTHER

  In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive income for the three months ended July 4, 1998 and June 28, 1997 approximated $8.7 million and $6.3 million, respectively. Year to date comprehensive income approximated $1.8 million in 1998 and $3.7 million in 1997. The difference between comprehensive income and consolidated net income is due primarily to foreign currency translation adjustments.

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

  In 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") which is effective for fiscal years beginning after December 15, 1997. FAS 132 revises and standardizes employers' disclosures for pensions and other postretirement benefit plans and it requires additional information about changes in the benefit obligations and the fair value of plan assets that are expected to enhance financial analysis. It does not change the measurement or recognition standards for these plans.

  In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged.

  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting the Costs of Start-Up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change. The Company is currently quantifying the impact of this change and is evaluating the feasibility of early adoption.

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

                                                 THREE MONTHS
                                                    ENDED       SIX MONTHS ENDED
                                               ---------------- ----------------
                                               JULY 4, JUNE 28, JULY 4, JUNE 28,
                                                1998     1997    1998     1997
                                               ------- -------- ------- --------
Net sales by product category:
  Hygiene....................................    38.5%   42.5%    40.0%   42.3%
  Medical....................................    11.2    17.7     11.5    17.2
  Wiping.....................................    12.6    19.2     13.0    19.7
  Industrial and specialty...................    37.7    20.6     35.5    20.8
                                                -----   -----    -----   -----
                                                100.0   100.0    100.0   100.0
Cost of goods sold...........................    74.8    73.6     75.4    74.2
                                                -----   -----    -----   -----
  Gross profit...............................    25.2    26.4     24.6    25.8
Selling, general and administrative expenses.    11.8    14.5     12.6    14.5
                                                -----   -----    -----   -----
Operating income.............................    13.4    11.9     12.0    11.3
Other (income) expense:
  Interest expense, net......................     8.3     5.1      8.3     5.1
  Foreign currency (gains) losses, net.......     0.2     --       0.3    (0.1)
                                                -----   -----    -----   -----
                                                  8.5     5.1      8.6     5.0
Income before income taxes and extraordinary
 item........................................     4.9     6.8      3.4     6.3
Income taxes.................................     1.8     2.3      1.2     2.1
                                                -----   -----    -----   -----
Income before extraordinary item.............     3.1     4.5      2.2     4.2
Extraordinary item, (loss) from
 extinguishment of debt......................     --      --      (0.7)    --
                                                -----   -----    -----   -----
    Net income...............................     3.1%    4.5%     1.5%    4.2%
                                                =====   =====    =====   =====

COMPARISON OF THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997

NET SALES

  The following table sets forth components of the Company's net sales by product category for the three months ended July 4, 1998 and the corresponding increase/(decrease) over the comparable fiscal period in the prior year:

                                      THREE MONTHS ENDED
                                      -------------------                %
                                       JULY 4,  JUNE 28,  INCREASE/  INCREASE/
                                        1998      1997    (DECREASE) (DECREASE)
                                      --------- --------- ---------- ----------
                                          (DOLLARS IN THOUSANDS)
Net sales by product category:
  Hygiene............................ $  79,442 $  55,950  $23,492      42.0%
  Medical............................    23,122    23,284     (162)     (0.7)
  Wiping.............................    25,911    25,181      730       2.9
  Industrial and specialty...........    77,636    27,093   50,543     186.6
                                      --------- ---------  -------
    Total net sales.................. $ 206,111 $ 131,508  $74,603      56.7
                                      ========= =========  =======

  Net sales increased $74.6 million, or approximately 56.7%, from $131.5 million for the three months ended June 28, 1997 to $206.1 million for the three months ended July 4, 1998. The increase was comprised of $71.7 million in net sales due to the Nonwovens Acquisition and the Oriented Polymer Acquisition and $4.6 million due to organic growth primarily within the hygiene and industrial and specialty product groups, offset by a $1.7 million decline in net sales due to unfavorable European and Canadian foreign currency translation rates.

GROSS PROFIT

  Gross profit increased to $51.9 million, or 25.2% of net sales, for the second quarter of 1998 versus $34.7 million for the comparable period of 1997. Raw material costs in the second quarter of 1998 were $86.8 million, or 42.1% of net sales, compared to $57.1 million, or 43.4% of net sales, for the comparable period in 1997. The decline in raw material costs as a percentage of net sales reflects the continued trend in lower raw material costs versus prior periods. Direct labor costs in the second quarter of 1998 were $17.4 million, or 8.4% of net sales, compared to $11.1 million, or 8.1% of net sales, for the comparable period in 1997. Overhead costs for the second quarter of 1998 were $50.1 million, up approximately $21.5 million versus $28.6 million for the same quarter of 1997 due primarily to higher incremental overhead costs associated with the recent acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses decreased from 14.5% of net sales in the second quarter of 1997 to 11.8% of net sales in the second quarter of 1998 primarily as a result of improved synergies. Selling, general and administrative expenses for the second quarter of 1998 were $24.3 million, up approximately $5.3 million versus $19.0 million for the second quarter of 1997 due primarily to additional costs associated with the recent acquisitions.

OTHER

  Interest expense increased $10.5 million, from $6.7 million in the second quarter of 1997 to $17.2 million in the second quarter of 1998. Interest expense as a percentage of net sales increased from 5.1% in the second quarter of 1997 to 8.3% in the second quarter of 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions.

  Net foreign currency transaction losses were approximately $0.5 million during the second quarter of 1998.

  The Company provided for income taxes of approximately $3.6 million for the three months ended July 4, 1998, representing an effective tax rate of 36.8%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions and to an increase in non-deductible goodwill amortization in 1998. The Company provided for income taxes of $3.0 million during the second quarter of 1997, representing an effective tax rate of 33.1%.

INCOME BEFORE EXTRAORDINARY ITEM

  Income before extraordinary item was $6.2 million, or $0.20 per share, in the second quarter of 1998 as compared to $6.0 million, or $0.19 per share, for the comparable period in the previous year. The $0.2 million increase between second quarter 1998 and second quarter 1997 was attributable primarily to acquisition growth offset by a higher effective tax rate in 1998 and higher interest expense.

COMPARISON OF SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997

NET SALES

  The following table sets forth components of the Company's net sales by product category for the six months ended July 4, 1998 and the corresponding increase over the comparable fiscal period in the prior year:

                                             SIX MONTHS ENDED
                                             -----------------
                                             JULY 4,  JUNE 28,             %
                                               1998     1997   INCREASE INCREASE
                                             -------- -------- -------- --------
                                               (DOLLARS IN THOUSANDS)
Net sales by product category:
  Hygiene................................... $159,615 $110,148 $ 49,467   44.9%
  Medical...................................   45,949   44,744    1,205    2.7
  Wiping....................................   52,171   51,484      687    1.3
  Industrial and specialty..................  141,712   54,079   87,633  162.0
                                             -------- -------- --------
    Total net sales......................... $399,447 $260,455 $138,992   53.4
                                             ======== ======== ========

  Net sales increased $139.0 million, or approximately 53.4%, from $260.5 million for the six months ended June 28, 1997 to $399.5 million for the six months ended July 4, 1998. The increase was comprised of $125.3 million in net sales due to the Nonwovens Acquisition and the Oriented Polymer Acquisition and $18.8 million due to organic growth, primarily within the hygiene and industrial and specialty product groups, offset by a $5.1 million decline in net sales due to unfavorable European and Canadian foreign currency translation rates.

GROSS PROFIT

  Year to date gross profit increased to $98.2 million, or 24.6% of net sales, versus $67.3 million for the comparable period of 1997. Year to date raw material costs were $168.9 million, or 42.3% of net sales, compared to $112.6 million, or 43.2% of net sales in 1997. The decline in raw material costs as a percentage of net sales reflects the continued trend in lower raw material costs versus prior periods. Year to date direct labor costs were $33.4 million, or 8.4% of net sales, as compared to $21.3 million, or 7.9% of net sales, in 1997. Year to date overhead costs in 1998 were $99.0 million up approximately $39.7 million versus $59.3 million for the same period of 1997 due primarily to higher incremental overhead costs associated with the recent acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Year to date selling, general and administrative expenses decreased from 14.5% of net sales in 1997 to 12.6% of net sales in 1998 primarily as a result of improved synergies. Year to date selling, general and administrative expenses in 1998 were $50.4 million, up approximately $12.7 million versus $37.7 million in 1997 due primarily to additional costs associated with the recent acquisitions.

OTHER

  Year to date interest expense increased $19.7 million, from $13.5 million in 1997 to $33.2 million in 1998. Year to date interest expense as a percentage of net sales increased from 5.1% in 1997 to 8.3% in 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions.

  Year to date net foreign currency transaction losses were approximately $1.2 million in 1998 versus gains of $0.3 million in 1997.

  The Company provided for year to date income taxes of approximately $4.9 million in 1998, representing an effective tax rate of 36.6%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions and to an increase in non-deductible goodwill amortization in 1998. The Company provided for year to date income taxes of $5.4 million for the comparable period in 1997, representing an effective tax rate of 33.1%.

INCOME BEFORE EXTRAORDINARY ITEM

  Year to date income before extraordinary item was $8.5 million, or $0.27 per share, in 1998 as compared to $11.0 million, or $0.34 per share, in 1997. The decrease of $2.5 million from 1997 to 1998 was attributable primarily to increased interest expense of $19.6 million and a higher effective tax rate in 1998.

EXTRAORDINARY ITEM

  As a result of the Nonwovens Acquisition, the Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

                                                           JULY 4,   JANUARY 3,
                                                             1998       1998
                                                          ---------- ----------
                                                             (IN THOUSANDS)
      Balance sheet data:
        Cash and equivalents and marketable securities... $   74,929 $   57,944
        Working capital, excluding assets held for
         disposition and short-term bridge financing.....    207,929    181,446
        Total assets.....................................  1,288,642  1,627,753
        Long-term debt, less current portion.............    865,027    741,860
        Shareholders' equity.............................    200,887    199,090

                                                            SIX MONTHS ENDED
                                                           -------------------
                                                            JULY 4,   JUNE 28,
                                                             1998       1997
                                                           ---------  --------
                                                             (IN THOUSANDS)
      Cash flow data:
        Net cash provided by operating activities......... $  37,977  $ 16,274
        Net cash provided by (used in) investing
         activities.......................................   175,133   (28,535)
        Net cash provided by (used in) financing
         activities.......................................  (195,799)   12,200

OPERATING ACTIVITIES

  During the six months ended July 4, 1998, the Company's operations generated $38.0 million in cash. The Company's working capital, excluding assets held for disposition and short-term bridge financing, increased $26.5 million, from $181.4 million at January 3, 1998 to $207.9 million at July 4, 1998. Cash and equivalents and marketable securities were $74.9 million at July 4, 1998 as compared to $57.9 million at January 3, 1998. This increase arose principally from increased operating income and working capital efficiencies during the first six months of 1998.

INVESTING AND FINANCING ACTIVITIES

  Capital expenditures for the six months ended July 4, 1998 totaled $39.9 million, related primarily to margin-enhancing projects throughout the Company and capacity expansions in North America. For the remainder of fiscal 1998, the Company expects capital expenditures to approximate $38.3 million.

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

EFFECT OF INFLATION

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the six months ended July 4, 1998.

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

  The Euro currency ("Euro") is scheduled to be introduced on January 1, 1999, at which time the eleven participating European Monetary Union member countries will establish irrevocable fixed conversion rates between their local currencies and the Euro. However, the local currencies in these countries will continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact noncash transactions in either the Euro or the local currency.

  The Company, with operations in three of the participating countries, is currently evaluating the Euro conversion and the potential impact to operations. Management does not currently expect the total cost of the Euro conversion to be material to the financial condition of the Company taken as a whole.

YEAR 2000

  The Company continues to assess Year 2000 issues and has assigned teams to manage the process. Currently, certain of the Company's financial and operational systems, including order and distribution systems, are Year 2000 ready. Actual costs incurred have not been material, and based on the initial assessment, management anticipates future costs relating to the Year 2000 not to be material to the financial condition of the Company as a whole. The Company is in the process of identifying all key vendors and sending surveys to determine the readiness of third parties. Based on vendor responses, customer feed back and the identification of all systems requirements, the Company will begin the next phase of its assessment which will include completing all remaining modifications to information systems and equipment and establishing a contingency plan addressing various risks and uncertainties. There can be no guarantee of the timing and/or costs of the various stages of preparation, and actual results could differ from those anticipated.

NEW ACCOUNTING STANDARDS

  See "Note 6. Other" of Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of its stockholders was held on May 29, 1998. At the annual meeting, the Company's stockholders voted on two proposals: (i) the election of two nominees to serve as directors for three year terms; and
(ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year 1998. The voting of the Company's stockholders as to these matters was as follows:

 Election of Directors

  James G. Boyd--29,108,299 votes for; 46,596 votes withheld.

  Michael J. McGovern--29,107,799 votes for; 47,096 votes withheld.

 Ratification of Appointment of Accountants

  29,151,752 votes for; 2,800 votes against; 343 abstentions

ITEM 5. OTHER INFORMATION

  On May 11, 1998, the Company's trading symbol on the New York Stock Exchange for its common stock, par value $.01 per share, was changed to "PGI" from "PGH." The Company issued a press release announcing the change on May 11, 1998.

  On July 1, 1998, the Company filed an offer to exchange its 8.75% senior subordinated notes due 2008, series B for any and all of its outstanding 8.75% senior subordinated notes due 2008, series A.

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

August 18, 1998

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
  -------
  2.1      Agreement dated October 27, 1997, among Polymer Group, Inc.,
           Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.2      Letter Agreement, dated October 27, 1997, among Polymer Group,
           Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
  2.3      Operating Agreement, dated December 19, 1997, among Polymer
           Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.4      DT Acquisition Inc. Offers to Purchase Statement for all out-
           standing Common Shares and all outstanding First Preferred
           Shares of Dominion Textile Inc., dated October 29, 1997.(2)
  2.5      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated November 18, 1997.(2)
  2.6      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 2, 1997.(2)
  2.7      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated December 8, 1997.(2)
  2.8      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 17, 1997.(2)
  2.9      Letter Agreement between DT Acquisition Inc., Polymer Group,
           Inc. and Dominion Textile Inc. dated November 16, 1997.(2)
  2.10     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of Common Shares of Dominion Textile Inc., dated December 30,
           1997.(2)
  2.11     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of First Preferred Shares of Dominion Textile Inc., dated De-
           cember 30, 1997.(2)
  2.12     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series D of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.13     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series E of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.14     Indenture, winding up Dominion Textile Inc. pursuant to the
           Canada Business Corporations Act, dated January 29, 1998.(2)
  2.15     Master Separation Agreement, among Polymer Group, Inc., Galey
           & Lord, Inc. and DT Acquisition Inc., dated January 29,
           1998.(3)*
  3.1(i)   Form of Amended and Restated Certificate of Incorporation of
           the Company.(3)
  3.1(ii)  Certificate of Designation of the Company.(4)
  3.2      Amended and Restated By-laws of the Company.(3)
  4.1      Indenture, dated as of March 1, 1998, among Polymer Group,
           Inc., the Guarantors named therein and Harris Trust & Savings
           Bank, as trustee.(5)
  4.2      Forms of Series A and Series B 8 3/4% Senior Subordinated
           Notes due 2008 (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively).(5)

  EXHIBIT
  NUMBER
  -------
  4.3      Form of Guarantee (contained in Exhibit 4.2)(5)
  4.4      Registration Rights Agreement, dated as of March 5, 1998,
           among Polymer Group, Inc., the Guarantors named therein and
           Chase Securities Inc.(5)
  4.5      Second Supplemental Indenture dated January 29, 1998, to In-
           denture dated as of June 30, 1997, among Polymer Group, Inc.,
           Dominion Textile (USA) Inc., DomTex Industries Inc., Poly-Bond
           Inc. and Harris Trust & Savings Bank with respect to the 9%
           Senior Subordinated Notes due 2007.(2)
 10.1      Purchase Agreement, dated February 27, 1998, by and among Pol-
           ymer Group, Inc., the Guarantors named therein and Chase Secu-
           rities Inc., as Initial Purchaser, with respect to the 8 3/4%
           Senior Subordinated Notes due 2008.
 10.2      Amendment No. 2, dated January 29, 1998, to the Amended, Re-
           stated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.
 11        Statement of Computation of Per Share Earnings
 27        Financial Data Schedule

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-55863).

  *Certain portions of this Exhibit have been omitted & filed separately with the Commission pursuant to an Application for Confidential Treatment.