Form 10-Q
period 1998-10-03
POLYMER GROUP INC
filed 1998-11-17
CIK 927417

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

                       FOR QUARTER ENDED OCTOBER 3, 1998

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

  On November 17, 1998 there were 32,000,000 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
Part I. Financial Information.............................................   3
  Item 1. Financial Statements............................................   3
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  16
Part II. Other Information................................................  17
Signatures................................................................  18
Exhibit Index.............................................................  19

                                    PART I.

                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        OCTOBER 3,   JANUARY 3,
                                                           1998         1998
                                                        -----------  ----------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Current assets:
  Cash and equivalents................................. $   49,322   $   50,190
  Marketable securities................................     10,438        7,754
  Accounts receivable, net.............................    104,460      107,328
  Inventories..........................................    104,723       94,128
  Assets held for disposition, net.....................        --       464,524
  Other................................................     31,203       31,146
                                                        ----------   ----------
    Total current assets...............................    300,146      755,070
Property, plant and equipment, net.....................    665,604      606,260
Intangibles, loan acquisition and organization costs,
 net...................................................    256,804      229,391
Other..................................................     51,413       37,032
                                                        ----------   ----------
    Total assets....................................... $1,273,967   $1,627,753
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  110,163   $  105,824
  Short-term bridge financing..........................        --       425,945
  Current portion of long-term debt....................      3,823        3,276
                                                        ----------   ----------
    Total current liabilities..........................    113,986      535,045
                                                        ----------   ----------
Long-term debt, less current portion...................    839,272      741,860
Deferred income taxes..................................     84,387       82,213
Other noncurrent liabilities...........................     16,761       14,815
Minority interest......................................        --        54,730
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  (Deficit)............................................    (27,304)     (39,355)
  Other................................................      2,883       (5,537)
                                                        ----------   ----------
                                                           219,561      199,090
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,273,967   $1,627,753
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                              ------------------------ ------------------------
                              OCTOBER 3, SEPTEMBER 27, OCTOBER 3, SEPTEMBER 27,
                                 1998        1997         1998        1997
                              ---------- ------------- ---------- -------------
Net sales...................   $201,603    $129,711     $601,050    $390,166
Cost of goods sold..........    149,062      98,515      450,347     291,669
                               --------    --------     --------    --------
Gross profit................     52,541      31,196      150,703      98,497
Selling, general and
 administrative expenses....     25,148      18,609       75,502      56,302
                               --------    --------     --------    --------
Operating income............     27,393      12,587       75,201      42,195
Other (income) expense:
  Interest expense, net.....     17,098       8,578       50,272      22,110
  Unrealized holding (gain)
   on marketable
   securities...............        --       (8,947)         --       (8,947)
  Foreign currency
   transaction (gains)
   losses, net..............        374        (418)       1,536        (743)
                               --------    --------     --------    --------
                                 17,472        (787)      51,808      12,420
                               --------    --------     --------    --------
Income before income taxes
 and extraordinary item.....      9,921      13,374       23,393      29,775
Income taxes................      3,678       4,426        8,615       9,853
                               --------    --------     --------    --------
Income before extraordinary
 item.......................      6,243       8,948       14,778      19,922
Extraordinary item, (loss)
 from extinguishment of
 debt, net of income tax
 benefit of $5,959 in 1997..        --      (12,005)      (2,728)    (12,005)
                               --------    --------     --------    --------
      Net income (loss).....   $  6,243    $ (3,057)    $ 12,050    $  7,917
                               ========    ========     ========    ========
Net income (loss) per common
 share:
  Basic:
    Average common shares
     outstanding............     32,000      32,000       32,000      32,000
    Income before
     extraordinary item.....   $   0.20    $   0.28     $   0.46    $   0.62
    Extraordinary item,
     (loss) from
     extinguishment of
     debt...................        --        (0.38)       (0.09)      (0.38)
                               --------    --------     --------    --------
      Net income (loss) per
       common share--basic..   $   0.20    $  (0.10)    $   0.38    $   0.25
                               ========    ========     ========    ========
  Diluted:
    Average common shares
     outstanding............     32,000      32,000       32,000      32,000
    Income before
     extraordinary item.....   $   0.20    $   0.28     $   0.46    $   0.62
    Extraordinary item,
     (loss) from
     extinguishment of
     debt...................        --        (0.38)       (0.09)      (0.38)
                               --------    --------     --------    --------
      Net income (loss) per
       common share--
       diluted..............   $   0.20    $  (0.10)    $   0.38    $   0.25
                               ========    ========     ========    ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                       -------------------------
                                                       OCTOBER 3,  SEPTEMBER 27,
                                                          1998         1997
                                                       ----------  -------------
Operating activities
  Net income.......................................... $  12,050     $   7,917
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary item................................     2,728        12,005
    Depreciation and amortization expense.............    45,947        29,815
    Foreign currency transaction (gains) losses, net..     1,536          (743)
    Unrealized holding (gain) on marketable securities
     classified as trading............................       --         (8,947)
    Change in marketable securities classified as
     trading..........................................       --        (15,965)
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...............................     2,868        (4,947)
    Inventories.......................................   (10,595)       (6,558)
    Accounts payable and other........................     3,979         6,916
                                                       ---------     ---------
      Net cash provided by operating activities.......    58,513        19,493
                                                       ---------     ---------
Investing activities
  Purchases of property, plant and equipment..........   (55,840)      (46,072)
  Purchases of marketable securities classified as
   available for sale.................................   (16,257)       (8,852)
  Proceeds from sales of marketable securities
   classified as available for sale...................    13,521        14,714
  Proceeds from sale of assets, net of canceled
   subordinated
   advance ...........................................   323,524           --
  Minority interest...................................   (54,730)          --
  Other, including business acquisition...............   (59,309)      (14,499)
                                                       ---------     ---------
      Net cash provided by (used in) investing
       activities.....................................   150,909       (54,709)
                                                       ---------     ---------
Financing activities
  Proceeds from debt..................................   598,786       442,245
  Payments of debt....................................  (806,006)     (374,568)
  Loan acquisition costs, net.........................   (10,029)      (25,891)
                                                       ---------     ---------
      Net cash (used in) provided by financing
       activities.....................................  (217,249)       41,786
                                                       ---------     ---------
Effect of exchange rate changes on cash...............     6,959        (3,162)
                                                       ---------     ---------
Net (decrease) increase in cash and equivalents.......      (868)        3,408
Cash and equivalents at beginning of period...........    50,190        37,587
                                                       ---------     ---------
Cash and equivalents at end of period................. $  49,322     $  40,995
                                                       =========     =========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Polymer Group, Inc. ("Polymer Group" or the "Company") is a worldwide manufacturer of flexible nonwoven and oriented polyolefin fabrics. The Company's principal lines of business include hygiene, medical, wiping and industrial and specialty products. The Company operates manufacturing facilities in the United States, Canada, Mexico, Germany, the Netherlands, France and England.

  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of January 3, 1998 contains summarized information; as a result, such data does not include the same detail provided in the 1997 Annual Report. In the opinion of the management of Polymer Group, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three and nine months ended October 3, 1998, are not necessarily indicative of the results that may be expected for fiscal 1998. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                        OCTOBER 3,  JANUARY 3,
                                                           1998        1998
                                                        ----------- ----------
                                                        (UNAUDITED)
      Inventories:
        Finished goods.................................  $ 50,391    $48,769
        Work in process and stores and maintenance
         parts.........................................    13,111     11,201
        Raw materials..................................    41,221     34,158
                                                         --------    -------
          Total........................................  $104,723    $94,128
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

NOTE 4. ACQUISITIONS

  On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of

                              POLYMER GROUP, INC.

NOTE 4. ACQUISITIONS (CONTINUED)

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

  On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding up". All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities of Dominion that comprised the nonwovens and industrial fabrics operations (the "Nonwovens Business") for approximately $351.6 million, including fees and expenses. The Nonwovens Business includes a 50% interest in Argentina-based Dominion Nonwovens Sudamerica S.A. ("DNS"). DNS manufactures and markets nonwovens to hygiene markets in South America. Concurrently, Dominion Textile
(USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006. Net assets of the apparel fabrics business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. Operating results of the apparel fabrics business of Dominion have been excluded from the Company's results of operations.

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

NOTE 5. SELECTED FINANCIAL DATA OF GUARANTORS

  Payment of the 2007 Notes and 2008 Notes is guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial

                              POLYMER GROUP, INC.

NOTE 5. SELECTED FINANCIAL DATA OF GUARANTORS (CONTINUED)

statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                             AS OF OCTOBER 3, 1998

                           COMBINED     COMBINED               RECLASSIFICATIONS
                          GUARANTOR   NON-GUARANTOR    THE            AND
                         SUBSIDIARIES SUBSIDIARIES   COMPANY     ELIMINATIONS    CONSOLIDATED
                         ------------ ------------- ---------- ----------------- ------------
Working capital.........  $   79,087    $ 96,875    $    8,617    $     1,581     $  186,160
Total assets............   1,815,241     523,131     1,358,827     (2,423,232)     1,273,967
Total debt..............     793,877     223,286     1,131,202     (1,305,270)       843,095
Shareholders' equity....     852,799     212,085       217,676     (1,062,999)       219,561

         CONDENSED CONSOLIDATING SELECTED BALANCE SHEET FINANCIAL DATA
                             AS OF JANUARY 3, 1998

                           COMBINED     COMBINED             RECLASSIFICATIONS
                          GUARANTOR   NON-GUARANTOR   THE           AND
                         SUBSIDIARIES SUBSIDIARIES  COMPANY    ELIMINATIONS    CONSOLIDATED
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

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                   FOR THE NINE MONTHS ENDED OCTOBER 3, 1998

                            COMBINED     COMBINED             RECLASSIFICATIONS
                           GUARANTOR   NON-GUARANTOR   THE           AND
                          SUBSIDIARIES SUBSIDIARIES  COMPANY    ELIMINATIONS    CONSOLIDATED
                          ------------ ------------- -------  ----------------- ------------
Net sales...............    $384,997     $238,755    $   --       $(22,702)       $601,050
Operating income........      45,454       24,606      4,597           544          75,201
Income before income
 taxes and extraordinary
 item...................       7,664       10,968      3,770           991          23,393
Income taxes (benefit)..       7,489        6,590     (5,519)           55           8,615
Income before
 extraordinary item.....         175        4,378      9,289           936          14,778
Extraordinary item......         --        (2,728)       --            --           (2,728)
Equity in earnings of
 subsidiaries...........         --           --       1,825        (1,825)            --
Net income..............         175        1,650     11,114          (889)         12,050

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SELECTED FINANCIAL DATA
                 FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997

                            COMBINED     COMBINED             RECLASSIFICATIONS
                           GUARANTOR   NON-GUARANTOR   THE           AND
                          SUBSIDIARIES SUBSIDIARIES  COMPANY    ELIMINATIONS    CONSOLIDATED
                          ------------ ------------- -------  ----------------- ------------
Net sales...............    $249,167     $147,633    $   --       $ (6,634)       $390,166
Operating income........      17,103       20,622      4,470           --           42,195
Income before income
 taxes and extraordinary
 item...................      10,308       18,099      1,368           --           29,775
Income taxes (benefit)..      (1,223)       2,426      8,650           --            9,853
Income (loss) before
 extraordinary item.....      11,531       15,673     (7,282)          --           19,922
Extraordinary item......      (4,587)        (839)    (6,579)          --          (12,005)
Equity in earnings of
 subsidiaries...........         --           --      21,778       (21,778)            --
Net income..............       6,944       14,834      7,917       (21,778)          7,917

                              POLYMER GROUP, INC.

NOTE 6. OTHER
  In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive income/(loss) for the three months ended October 3, 1998 and September 27, 1997 approximated $18.7 million and $(4.8) million, respectively. Year to date comprehensive income approximated $20.5 million in 1998 and $(1.2) million in 1997. The difference between comprehensive income and consolidated net income is due primarily to foreign currency translation adjustments.

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

  In 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("FAS 132") which is effective for fiscal years beginning after December 15, 1997. FAS 132 revises and standardizes employers' disclosures for pensions and other post-retirement benefit plans and it requires additional information about changes in the benefit obligations and the fair value of plan assets that are expected to enhance financial analysis. Currently, the Company does not anticipate FAS 132 to have a financial or operational impact on the Company.

  In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 requires disclosure based on the type of hedge and the type of market risk that is being hedged. Currently, the Company does not anticipate FAS 133 to have a financial or operational impact on the Company.

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

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                             ------------------------ ------------------------
                             OCTOBER 3, SEPTEMBER 27, OCTOBER 3, SEPTEMBER 27,
                                1998        1997         1998        1997
                             ---------- ------------- ---------- -------------
Net sales by product
 category:
  Hygiene...................    41.0%        42.9%       40.3%        42.5%
  Medical...................    11.6         17.2        11.5         17.2
  Wiping....................    12.8         19.1        13.0         19.5
  Industrial and specialty..    34.6         20.8        35.2         20.8
                               -----        -----       -----        -----
                               100.0        100.0       100.0        100.0
Cost of goods sold..........    73.9         75.9        74.9         74.8
                               -----        -----       -----        -----
  Gross profit..............    26.1         24.1        25.1         25.2
Selling, general and
 administrative expenses....    12.5         14.4        12.6         14.4
                               -----        -----       -----        -----
Operating income............    13.6          9.7        12.5         10.8
Other (income) expense:
  Interest expense, net.....     8.5          6.6         8.4          5.7
  Unrealized holding (gain)
   on marketable
   securities...............     --          (6.9)        --          (2.3)
  Foreign currency (gains)
   losses, net..............     0.2         (0.3)        0.2         (0.2)
                               -----        -----       -----        -----
                                 8.7         (0.6)        8.6          3.2
Income before income taxes
 and extraordinary item.....     4.9         10.3         3.9          7.6
Income taxes................     1.8          3.4         1.4          2.5
                               -----        -----       -----        -----
Income before extraordinary
 item.......................     3.1          6.9         2.5          5.1
Extraordinary item, (loss)
 from extinguishment of
 debt.......................     --          (9.3)       (0.5)        (3.1)
                               -----        -----       -----        -----
Net income (loss)...........     3.1%        (2.4)%       2.0%         2.0%
                               =====        =====       =====        =====

COMPARISON OF THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NET SALES

  The following table sets forth components of the Company's net sales by product category for the three months ended October 3, 1998 and the corresponding increase over the comparable period in the prior year:

                                        THREE MONTHS ENDED
                                     ------------------------
                                     OCTOBER 3, SEPTEMBER 27,             %
                                        1998        1997      INCREASE INCREASE
                                     ---------- ------------- -------- --------
                                               (DOLLARS IN THOUSANDS)
Net sales by product category:
  Hygiene...........................  $ 82,695    $ 55,660    $27,035    48.6%
  Medical...........................    23,328      22,323      1,005     4.5
  Wiping............................    25,863      24,775      1,088     4.4
  Industrial and specialty..........    69,717      26,953     42,764   158.7
                                      --------    --------    -------
    Total net sales.................  $201,603    $129,711    $71,892    55.4%
                                      ========    ========    =======

  Net sales increased $71.9 million, or approximately 55.4%, from $129.7 million for the three months ended September 27, 1997 to $201.6 million for the three months ended October 3, 1998. The increase was comprised of $62.5 million in net sales due to the Nonwovens Acquisition and the Oriented Polymer Acquisition and $9.9 million due to organic growth within each of the four product groups, offset by a $0.4 million decline in net sales due primarily to unfavorable Canadian foreign currency translation rates. Additionally, net sales were negatively impacted by raw material cost reductions passed through to customers.

GROSS PROFIT

  Gross profit increased to $52.5 million, or 26.1% of net sales, for the third quarter of 1998 versus $31.2 million, or 24.1% of net sales, for the comparable period of 1997. Raw material costs in the third quarter of 1998 were $81.6 million, or 40.5% of net sales, compared to $58.1 million, or 44.8% of net sales, for the comparable period in 1997. The decline in raw material costs as a percentage of net sales reflects the continued trend in lower raw material costs versus prior periods. Direct labor costs in the third quarter of 1998 were $15.4 million, or 7.7% of net sales, compared to $9.9 million, or 7.6% of net sales, for the comparable period in 1997. Overhead costs for the third quarter of 1998 were $52.0 million, up approximately $21.5 million versus $30.5 million for the same quarter of 1997 due primarily to higher incremental overhead costs associated with the recent acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses decreased from 14.4% of net sales in the third quarter of 1997 to 12.5% of net sales in the third quarter of 1998 primarily as a result of synergies identified since the Nonwovens Acquisition and the Oriented Polymer Acquisition. Selling, general and administrative expenses for the third quarter of 1998 were $25.1 million, up approximately $6.5 million versus $18.6 million for the third quarter of 1997 due primarily to additional costs associated with the recent acquisitions.

OTHER

  Interest expense increased $8.5 million, from $8.6 million in the third quarter of 1997 to $17.1 million in the third quarter of 1998. Interest expense as a percentage of net sales increased from 6.6% in the third quarter of 1997 to 8.5% in the third quarter of 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions.

  Net foreign currency transaction losses were approximately $0.4 million during the third quarter of 1998 primarily as a result of weak Canadian currencies.

  The Company provided for income taxes of approximately $3.7 million for the three months ended October 3, 1998, representing an effective tax rate of 37.1%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions and to an increase in non-deductible goodwill amortization in 1998. The Company provided for income taxes of $4.4 million during the third quarter of 1997, representing an effective tax rate of 33.1%.

INCOME BEFORE EXTRAORDINARY ITEM

  Income before extraordinary item was $6.2 million, or $0.20 per share, in the third quarter of 1998 as compared to $8.9 million, or $0.28 per share, for the third quarter of 1997. Third quarter 1997 included an after-tax investment gain of $6.0 million attributable to marketable securities. Excluding this non-operating item, the 1997 income before extraordinary item would have been $3.0 million or $0.09 per share.

EXTRAORDINARY ITEM

  As a result of refinancing its outstanding indebtedness on July 3, 1997, the Company recorded a one-time charge of $12.0 million (net of tax) during the third quarter of 1997 for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the $100 million 12 1/4% Senior Notes.

COMPARISON OF NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NET SALES

  The following table sets forth components of the Company's net sales by product category for the nine months ended October 3, 1998 and the corresponding increase over the comparable fiscal period in the prior year:

                                        NINE MONTHS ENDED
                                     ------------------------
                                     OCTOBER 3, SEPTEMBER 27,             %
                                        1998        1997      INCREASE INCREASE
                                     ---------- ------------- -------- --------
                                               (DOLLARS IN THOUSANDS)
Net sales by product category:
  Hygiene...........................  $242,310    $165,808    $ 76,502   46.1%
  Medical...........................    69,277      67,067       2,210    3.3
  Wiping............................    78,034      76,259       1,775    2.3
  Industrial and specialty..........   211,429      81,032     130,397  160.9
                                      --------    --------    --------
    Total net sales.................  $601,050    $390,166    $210,884   54.0%
                                      ========    ========    ========

  Net sales increased $210.9 million, or approximately 54.0%, from $390.2 million for the nine months ended September 27, 1997 to $601.1 million for the nine months ended October 3, 1998. The increase was comprised of $189.7 million in net sales due to the Nonwovens Acquisition and the Oriented Polymer Acquisition and $27.6 million due to organic growth within each of the four product groups, offset by a $6.3 million decline in net sales due primarily to unfavorable European and Canadian foreign currency translation rates throughout the majority of the year. Additionally, net sales were negatively impacted by raw material cost reductions passed through to customers.

GROSS PROFIT

  Year to date gross profit increased to $150.7 million, or 25.1% of net sales, versus $98.5 million, or 25.2% of net sales, for the comparable period of 1997. Year to date raw material costs were $250.5 million, or 41.7% of net sales, compared to $170.8 million, or 43.8% of net sales in 1997. The decline in raw material costs as a percentage of net sales reflects the continued trend in lower raw material costs versus prior periods. Year to date direct labor costs were $48.8 million, or 8.1% of net sales, as compared to $30.6 million, or 7.8% of net sales, in 1997. Year to date overhead costs in 1998 were $151.0 million up approximately $60.7 million versus $90.3 million for the same period of 1997 due primarily to higher incremental overhead costs associated with the recent acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Year to date selling, general and administrative expenses decreased from 14.4% of net sales in 1997 to 12.6% of net sales in 1998 primarily as a result of synergies identified since the Nonwovens Acquisition and the Oriented Polymer Acquisition. Year to date selling, general and administrative expenses in 1998 were $75.5 million, up approximately $19.2 million versus $56.3 million in 1997 due primarily to additional costs associated with the recent acquisitions.

OTHER

  Year to date interest expense increased $28.2 million, from $22.1 million in 1997 to $50.3 million in 1998. Year to date interest expense as a percentage of net sales increased from 5.7% in 1997 to 8.4% in 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions.

  Year to date net foreign currency transaction losses were approximately $1.5 million in 1998 versus gains of $0.7 million in 1997 due to weak European and Canadian currencies during the majority of the year.

  The Company provided for year to date income taxes of approximately $8.6 million in 1998, representing an effective tax rate of 36.8%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions and to an increase in non-deductible goodwill amortization in 1998. The Company provided for year to date income taxes of $9.9 million for the comparable period in 1997, representing an effective tax rate of 33.1%.

INCOME BEFORE EXTRAORDINARY ITEM

  Year to date income before extraordinary item was $14.8 million, or $0.46 per share, in 1998 as compared to $19.9 million, or $0.62 per share, in 1997. Income before extraordinary item for 1997 included an after-tax investment gain of $6.0 million attributable to marketable securities. Excluding this non-operating item, the 1997 income before extraordinary item would have been $13.9 million or $0.44 per share.

EXTRAORDINARY ITEM

  As a result of the Nonwovens Acquisition, the Company recorded a one-time charge of $2.7 million during the first quarter of 1998 for the write-off of previously capitalized deferred financing costs.

  As a result of refinancing its outstanding indebtedness on July 3, 1997, the Company recorded a one-time charge of $12.0 million (net of tax) during the third quarter of 1997 for the write-off of previously capitalized debt issue costs and premiums paid in connection with the repurchase of the $100 million 12 1/4% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

                                                     OCTOBER 3,   JANUARY 3,
                                                        1998         1998
                                                     ----------  -------------
                                                          (IN THOUSANDS)
      Balance sheet data:
        Cash and equivalents and marketable
         securities................................. $   59,760   $   57,944
        Working capital, excluding assets held for
         disposition and short-term bridge
         financing..................................    186,160      181,446
        Total assets................................  1,273,967    1,627,753
        Long-term debt, less current portion........    839,272      741,860
        Shareholders' equity........................    219,561      199,090
                                                        NINE MONTHS ENDED
                                                     -------------------------
                                                     OCTOBER 3,  SEPTEMBER 27,
                                                        1998         1997
                                                     ----------  -------------
                                                          (IN THOUSANDS)
      Cash flow data:
        Net cash provided by operating activities... $   58,513   $   19,493
        Net cash provided by (used in) investing
         activities.................................    150,909      (54,709)
        Net cash (used in) provided by financing
         activities.................................   (217,249)      41,786

OPERATING ACTIVITIES

  During the nine months ended October 3, 1998, the Company's operations generated $58.5 million in cash, as compared to $19.5 million for the comparable period in 1997. The increase is primarily due to higher operating income as a result of acquisitions and organic growth.

INVESTING AND FINANCING ACTIVITIES

  Capital expenditures for the nine months ended October 3, 1998 totaled $55.8 million, related primarily to margin-enhancing projects and capacity expansions. For the remainder of fiscal 1998, the Company expects capital expenditures to approximate $14.2 million.

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

  On January 29, 1998, DTA acquired all remaining common and preferred shares of Dominion, at which time Dominion underwent a "winding up". All assets of Dominion were transferred to DTA, all liabilities of Dominion were assumed by DTA and all outstanding common shares and preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey for approximately $464.5 million, including related fees and expenses, and the Company acquired the Nonwovens Business for approximately $351.6 million, including fees and expenses. Concurrently, DT USA purchased approximately $146.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding 9.25% Guaranteed Senior Notes due 2006. Net assets of the apparel business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. In connection with the Nonwovens Acquisition and related transactions, the Company also amended its credit facility to provide for $125.0 million in term loans.

  On March 5, 1998, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

  On March 16, 1998, the Company completed the Oriented Polymer Acquisition for approximately $47.0 million in a transaction accounted for by the purchase method of accounting.

  During the third quarter of 1998 the Company reduced its total debt by $24.8 million. The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements.

EFFECT OF INFLATION

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the nine months ended October 3, 1998.

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

  The Euro currency ("Euro") is scheduled to be introduced on January 1, 1999, at which time the eleven participating European Monetary Union member countries will establish irrevocable fixed conversion rates between their local currencies and the Euro. However, the local currencies in these countries may continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact noncash transactions in either the Euro or the local currency.

  The Company, with operations in three of the participating countries, has evaluated the impact of the Euro conversion and is in the latter stages of ensuring all information systems are converted to handle multi-currency transactions. The costs incurred to-date have not been material and management does not currently expect the total cost of the Euro conversion to be material to the financial condition of the Company. In addition, management does not reasonably expect the Euro conversion to have a material impact on current business, operations or financial condition.

YEAR 2000

  The Company has commenced global initiatives to assess the Year 2000 issue. The project encompasses a review of information systems, personal computers, process systems and ancillary systems and communications with third party suppliers, vendors and customers. The objective of the Year 2000 assessment is to minimize the seriousness of any technical failures in order to reduce the risk of a material impact on the operations and financial condition of the Company. The following outlines, by key areas, the status of the Company's Year 2000 assessment, any reasonably expected risks identified during this process, costs and contingency plans.

Information Systems and Personal Computers

  The majority of information systems and personal computers are Year 2000 ready. The information systems at certain facilities in Canada and Europe are in the final phases of readiness with anticipated completion dates during the first half of 1999. Management currently does not expect any material risks to the operations and financial condition of the Company as a result of information system and personal computer failures.

Process Systems

  The Company has been communicating with vendors and performing physical tests of the process systems and expects to complete the assessment by the end of 1998. Management anticipates the assessment to reveal that certain systems will not be Year 2000 ready. The results of this assessment, plans for the final phase, and any necessary contingency plans will be disclosed at a later date.

Third Party Compliance

  The Company continues to learn and evaluate the compliance status of vendors, suppliers and customers with whom it has a material relationship. Currently, the evaluation has not revealed any material risks to the operations and financial condition of the Company. The results of this assessment, plans for the final phase, and any necessary contingency plans will be disclosed at a later date.

Year 2000 Costs

  Costs incurred to date have not been material and currently management does not expect future costs to be material to the financial condition of the Company. Costs are being monitored and can be expected to fluctuate during the final phases of the project.

NEW ACCOUNTING STANDARDS

  See "Note 6. Other" of Notes to Consolidated Financial Statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

  Except for historical information contained herein, certain matters set forth within Management's Discussion and Analysis of financial Condition and Results of Operations of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuation in raw material costs, high leverage, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

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

  On September 10, 1998 the Company filed a report on Form 8-K relating to the resignation of a member of the Board of Directors. The resignation was for personal and family reasons, and was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

November 17, 1998

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
  -------
  2.1      Agreement dated October 27, 1997, among Polymer Group, Inc.,
           Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.2      Letter Agreement, dated October 27, 1997, among Polymer Group,
           Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
  2.3      Operating Agreement, dated December 19, 1997, among Polymer
           Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
  2.4      DT Acquisition Inc. Offers to Purchase Statement for all out-
           standing Common Shares and all outstanding First Preferred
           Shares of Dominion Textile Inc., dated October 29, 1997.(2)
  2.5      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated November 18, 1997.(2)
  2.6      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 2, 1997.(2)
  2.7      Notice of Extension and Variation by DT Acquisition Inc. in
           respect of its Offers to Purchase, dated December 8, 1997.(2)
  2.8      Notice of Extension by DT Acquisition Inc. in respect of its
           Offers to Purchase, dated December 17, 1997.(2)
  2.9      Letter Agreement between DT Acquisition Inc., Polymer Group,
           Inc. and Dominion Textile Inc. dated November 16, 1997.(2)
  2.10     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of Common Shares of Dominion Textile Inc., dated December 30,
           1997.(2)
  2.11     Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of First Preferred Shares of Dominion Textile Inc., dated De-
           cember 30, 1997.(2)
  2.12     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series D of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.13     Notice of Redemption in regard to holders of Second Preferred
           Shares, Series E of Dominion Textile Inc., dated December 23,
           1997.(2)
  2.14     Indenture, winding up Dominion Textile Inc. pursuant to the
           Canada Business Corporations Act, dated January 29, 1998.(2)
  2.15     Master Separation Agreement, among Polymer Group, Inc., Galey
           & Lord, Inc. and DT Acquisition Inc., dated January 29,
           1998.(3)*
  3.1(i)   Form of Amended and Restated Certificate of Incorporation of
           the Company.(3)
  3.1(ii)  Certificate of Designation of the Company.(4)
  3.2      Amended and Restated By-laws of the Company.(3)
  4.1      Indenture, dated as of March 1, 1998, among Polymer Group,
           Inc., the Guarantors named therein and Harris Trust & Savings
           Bank, as trustee.(5)
  4.2      Forms of Series A and Series B 8 3/4% Senior Subordinated
           Notes due 2008 (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively).(5)
  4.3      Form of Guarantee (contained in Exhibit 4.2).(5)

  EXHIBIT
  NUMBER
  -------
  4.4      Registration Rights Agreement, dated as of March 5, 1998,
           among Polymer Group, Inc., the Guarantors named therein and
           Chase Securities Inc.(5)
  4.5      Second Supplemental Indenture dated January 29, 1998, to In-
           denture dated as of June 30, 1997, among Polymer Group, Inc.,
           Dominion Textile (USA) Inc., DomTex Industries Inc., Poly-Bond
           Inc. and Harris Trust & Savings Bank with respect to the 9%
           Senior Subordinated Notes due 2007.(2)
 10.1      Purchase Agreement, dated February 27, 1998, by and among Pol-
           ymer Group, Inc., the Guarantors named herein and Chase Secu-
           rities Inc., as Initial Purchaser, with respect to the 8 3/4%
           Senior Subordinated Notes due 2008.(6)
 10.2      Amendment No. 2, dated January 29, 1998, to the Amended, Re-
           stated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)
 11        Statement of Computation of Per Share Earnings.
 27        Financial Data Schedule

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-55863).
(6) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q, dated April 4, 1998.

  *Certain portions of this Exhibit have been omitted & filed separately with the Commission pursuant
                 to an Application for Confidential Treatment.