Form 10-K405
period 1999-01-02
POLYMER GROUP INC
filed 1999-04-01
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended January 2, 1999

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

      Registrant's telephone number, including area code: (843) 566-7293

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange on
        Titles of each class of stock:                       which registered:
        ------------------------------                    ------------------------
           Common Stock, par value                        New York Stock Exchange
                $.01 per share

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Company's voting stock held by nonaffiliates as of March 26, 1999 was $156,848,496. As of March 26, 1999, there were 32,000,000 shares of common stock, par value $.01 per share outstanding.

                      Documents Incorporated By Reference

  Notice of 1999 Annual Meeting of Stockholders and Proxy Statement--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

General

  Polymer Group, Inc. (the "Company") is a leading worldwide manufacturer and marketer of a broad range of nonwoven and oriented polyolefin products. The Company's principal lines of business include reusable wiping, medical, hygiene and industrial and specialty products which include a new family of Miratec(R) products. The Company believes that it is the third largest producer of nonwovens as well as the largest producer of spunbond and spunmelt products in the world and that it employs the most extensive range of nonwovens technologies of any nonwovens producer, which allows it to supply products tailored to customers' needs at competitive prices. Nonwovens are flat, flexible porous sheets produced by interlocking fibers or filaments or by perforating films. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost. The Company also believes that it is the largest producer of oriented polyethylene materials in North America. Oriented polyolefin products include woven, slit film fabrics, which are produced by weaving narrow tapes of slit film and are characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands.

  The Company supplies nonwovens to a number of the largest consumer and industrial products manufacturers in the world and specifically targets market niches with high margin, high value-added products. The Company has a global presence with an established customer base in the three major developed markets of North America, Europe and Japan, as well as in developing markets such as South America, China and North Africa. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products, such as hospital surgical gowns and drapes, wound care sponges, multi-use wiping cloths and towels, flexible industrial packaging, filtration media, electrical insulation, cable wrap, alkaline battery cell separators, disposable diapers, feminine hygiene products, automotive insulation products, apparel, draperies and home furnishings. The Company supplies nonwovens to customers such as Johnson & Johnson for hygiene related and healthcare products, including operating room gowns, and The Procter & Gamble Company ("Procter & Gamble") for Pampers(R) and Luvs(R) diapers.

  The Company is a leader in nonwovens and extrusion process technologies. The Company operates twenty-three manufacturing facilities (including its joint venture in Argentina) located in eight countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications for nonwovens. The Company continues to make significant investments in advanced technology in order to increase capacity, improve quality and develop new low-cost, high-value structures. The Company currently operates four 4.2 meter advanced spunbond/meltblown/ spunbond ("SMS") lines and a unique spunbond/meltblown/meltblown/spunbond ("SMMS") line at its Waynesboro, Virginia facility, which began initial commercial production in June 1998. This advanced technology allows the Company to produce highly uniform structures with less material than conventional SMS technology. The Company believes that its broad technological base gives it the capability to design and manufacture products with optimal cost and functionality. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

  In December 1998 the Company completed construction and began commercial production on its first full-scale APEX(TM) line in Benson, NC. This facility produces the new Miratec(R) products which open up significant growth opportunities to the Company.

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

  Prior to acquisition by the Company, PGI Polymer acquired from InterTech approximately 27% of the issued and outstanding shares of stock of Fabrene, Inc. ("Fabrene"), a leading manufacturer of industrial and commercial oriented polyolefins. In addition, in October 1992, through its wholly-owned subsidiary FiberTech Group, Inc. ("FiberTech"), PGI Polymer acquired the Nonwoven Products Division (the "Predecessor") of Scott Paper Company, a major supplier of nonwovens for diapers and other hygiene products. Together, Fabrene and FiberTech offered substantial representation in both the nonwoven and oriented polyolefin markets.

  In connection with the Company's formation (at which point it became the 100% parent owner of PGI Polymer), the Company purchased from Cydsa, S.A. all of the outstanding shares of Bonlam, S.A. de C.V. ("Bonlam"), the largest manufacturer of spunbond nonwoven fabrics in Mexico (the "Bonlam Acquisition") as well as the remaining 73% interest in Fabrene from InterTech. The Bonlam Acquisition not only presented the opportunity to meet existing customers' needs in Mexico, but also provided the Company with the additional nonwoven capacity necessary to meet growing demand in North American and Latin American markets.

  In March 1995, the Company purchased the Johnson & Johnson Advanced Material Company and Chicopee B.V. (collectively, "Chicopee"), leading manufacturers and marketers of nonwoven roll and converted products in North America and Europe (the "Chicopee Acquisition"), and consummated certain other restructuring and financing transactions. Through the Chicopee Acquisition, the Company gained substantial manufacturing and technological resources, consumer market recognition of certain of Chicopee's branded product lines and a significant presence in the nonwovens markets for wipes and medical products.

  In May 1996, the Company completed its initial public offering (the "IPO") of 11.5 million shares of Common Stock at a price of $18.00 per share. The Company also refinanced its outstanding indebtedness by retiring a portion of its 12 1/4% Senior Notes due 2002 issued in 1994 and establishing its Amended and Restated Credit Facility, dated May 15, 1996 (the "Old Credit Facility"), with Chase Manhattan Bank ("Chase Bank").

  In August 1996, the Company completed its acquisition of the business of PNA Corp. and its wholly-owned subsidiary, FNA Polymer Corp. (collectively "FNA"), a North Carolina based nonwovens producer (the "FNA Acquisition"). The acquisition strengthened the Company's strategic position in the hygiene materials market and broadened its offering of medical and agricultural materials.

  On July 3, 1997, the Company consummated its offering of $400,000,000 of 9% Senior Subordinated Notes due 2007, amended its Amended and Restated Credit Facility, dated May 15,

1996 (as amended, the "Credit Facility"), and repurchased and retired all of its outstanding 12 1/4% Senior Notes due 2002.

  On December 19, 1997, DT Acquisition (as defined), a special purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion (as defined) for Cdn $14.50 per share and 96% of the outstanding preferred shares for Cdn $150 per share.

  On January 29, 1998, DT Acquisition acquired all remaining common and preferred shares of Dominion. Concurrently, the apparel fabrics business of Dominion was sold to Galey (as defined), pursuant to a Purchase Agreement dated October 27, 1997, for approximately $464.5 million and the Company acquired the assets and liabilities which comprised the nonwovens and industrial fabrics operations for approximately $351.6 million.

  On March 5, 1998, the Company consummated its offering of $200,000,000 of 8 3/4% Senior Subordinated Notes due 2008 and on March 16, 1998 completed the acquisition of a leading North America manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products. See "Recent Transactions."

Industry Overview

  The Company competes primarily in the worldwide market for nonwovens, which is approximately a $8.2 billion market, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer, industrial and healthcare products as a result of their superior functionality and relatively low cost.

  The nonwovens industry has benefitted from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens, and therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase 4-6% in each of the next five years, while the emerging markets are forecasted to grow at a rate of 6-7% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens increased an average of 7% per annum from 1988 through 1998. During 1998, the global growth rate for nonwovens was adversely affected by lower raw material prices and a weakening of foreign currencies against the U.S. dollar. The Company also believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

  Nonwovens are categorized as either disposable (approximately 85% of worldwide consumer sales in square yards, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 15% of worldwide consumer sales in square yards, according to industry sources). The largest end uses for disposable nonwovens are for hygiene applications, including disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns and drapes and woundcare sponges and dressings. Other disposable end uses include reusable wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wallcoverings, upholstery, shoes and luggage.

  The Company also competes in the North American market for oriented polyolefin products. Chemical polyolefin products include woven, slit-film fabrics produced by weaving narrow tapes of slit film and characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands. While the broad uncoated oriented polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include demanding industrial packaging applications such as lumberwrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products.

  With its development of the Miratec(R) fabrics using the Company's proprietary APEX(TM) manufacturing process, the Company believes it can access new markets for its products. Products that incorporate fabric woven or knitted using the majority of traditional fibers are potential markets for Miratec(R). The Company believes that Miratec(R) production requires substantially less labor than traditional textile manufacturing, requires less capital investment per unit of output, offers greater design flexibility, and provides enhanced turnaround times for the end-use customer. Furthermore, the APEX(TM) process can create unique products which cannot be manufactured through traditional processes.

Competitive Strengths

  The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

    Technological Leadership. The Company believes it is a technological leader in developing and manufacturing nonwovens and oriented polyolefin products. The Company is currently the only nonwovens producer that utilizes all of the established nonwoven process technologies and holds various patents on yield- and efficiency-enhancing manufacturing processes. In addition, the Company enjoys exclusive use of the proprietary APEX(TM) structural web technology. The depth and expertise of the Company's research and development staff have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company focuses its research and development efforts on increasing its production capacity and improving its production processes, developing innovative products for new markets based on the Company's existing technologies, and developing new process technologies to enhance existing business and to enter new markets. The Company's multinational presence enables it to globally coordinate advanced production initiatives and to co-develop new products directly with international customers. In 1998, the Company established the Advanced Materials Center in Mooresville, NC. The Center brings together scientists, engineers, and project managers to develop products based on customers' needs and emerging market demands.

    State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capabilities in both its nonwovens and oriented polyolefin product lines. As a result, the Company is one of the lowest cost producers in the markets in which it participates. The Company currently operates three state-of-the-art SMS lines, located at its Waynesboro, Virginia; Mooresville, North Carolina; and San Luis Potosi, Mexico facilities, and a fourth is located at the DNS joint venture facility. The Company has also completed construction of a unique SMMS line at its Waynesboro, Virginia facility, which began initial commercial production in June 1998. The Company employs, among others, manufacturing technology by Reifenhauser GmbH & Co., the recognized leader in advanced SMS commercial equipment. Additionally, the Company continues to enhance its production lines with internally developed, proprietary manufacturing technologies and has the capability of using multiple polymer/resin streams. The December 1998 completion of the first full-scale commercial APEX(TM) line in Benson, North Carolina demonstrates the Company's commitment to maintaining and developing state-of-the-art manufacturing capabilities.

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

    Experienced and Committed Management Team. The Company's senior management team has significant experience in the manufacturing and marketing of polyolefin products, with an average of 13 years of experience in this industry. Management's experience includes acquiring and employing assets at a low cost as well as increasing asset utilization and productivity. Management also has a successful track record of acquiring, improving and integrating complementary businesses into the Company.

    Key Customer Relationships. The Company has successfully cultivated long-term relationships with key customers, such as Johnson & Johnson and Procter & Gamble, who are market leaders in their industries. The Company currently works closely as a partner with Procter & Gamble and other customers to develop advanced components for next generation disposable diapers and other hygiene products. The Company has negotiated a favorable, long-term supply agreement with Johnson & Johnson, under which it is the exclusive provider of nonwoven fabric requirements for Johnson & Johnson. Similarly, the Company enjoys an exclusive, long-term supply contract with Bulldog Bag Ltd. for its oriented polyolefin product line. The Company's success in developing and strengthening its relationships with these and other key customers is attributable to its commitment to product quality, dedication to customer technical service and ability to develop innovative applications for existing products.

  By focusing on the Company's competitive strengths, management has positioned the Company to address the current and future needs of the nonwovens and oriented polyolefin markets by providing high value, low cost products to converters and end-use customers in specialty niche application markets on a global basis.

Business Strategy

The Company's goals are to continue to grow its core businesses while developing new technologies to capitalize on a broad range of new high-margin product opportunities and expanded geographic markets. The Company intends to be the leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. To achieve these goals, the Company's primary strategy focuses on:

    Strategic Acquisitions. The Company continuously evaluates opportunities to make acquisitions which complement and expand its core businesses or which have the potential to increase market share and distribution capability in high-margin complementary products. For example, on January 29, 1998, the Company completed the acquisition of the Nonwovens Business, which served to consolidate the Company's position as the leading supplier of spunbond and spunmelt nonwovens in North America, to expand its presence in the rapidly growing spunbond nonwovens market in Latin America and to develop a significant operating base in the specialty dry-laid nonwovens market in Western Europe. The Company believes that as a result of the Nonwovens Acquisition, it is now the third largest producer of nonwovens in the world as well as the largest producer of spunbond and spunmelt products in the world. In addition, on March 16, 1998 the Company acquired the Oriented Polymer Business which expanded the Company's product offerings and enhanced raw materials purchasing opportunities. See "Recent Transactions."

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

    Entrance into New Markets with New Products. Through the use of the proprietary APEX(TM) technology, the Company is developing a market for its Miratec(R) products as a "textile replacement". Miratec(R) fabrics have the look, feel, stength and durability of traditional woven or knit textiles, but are manufactured with substantially less labor at significantly faster speeds, and with far greater design capability. This combination of characteristics has led to several joint development agreements with leading manufacturers, among them Guilford of Maine (a division of Interface, Inc.), The Pillow Factory, WestPoint Stevens, Hunter-Douglas, Sommers, Inc. and CMI Enterprises. End-use applications include home furnishings, floor coverings, home fashion/decorating, automotive interior fabrics, apparel, medical, industrial and specialty uses. The Company's strategy for Miratec(R) is one of aggressive expansion. The Company installed its first full-scale commercial Miratec(R) line in 1998, and two additional lines are scheduled to be installed in 1999. With these additional lines, new joint development and supply agreements will be sought with a wide variety of leading manufacturers.

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

    Entrance into New Markets with Existing Products. The Company believes that it has significant additional market opportunities for its existing products. The Company is actively expanding its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. For example, the Company has increased sales to Latin America, the Caribbean, New Zealand and Australia. The Nonwovens Acquisition further enhanced the Company's presence in Western Europe, Latin America, North Africa and the Far East. Over the past five years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28 million in 1993 to approximately $335 million in 1998. In addition, the Company has expanded its technical marketing staff to pursue novel applications of its current products with new segments of end users. For example, the Company has developed a multimillion square meter market in Europe for a new hygiene application by introducing a product and technology primarily used as a wipe in North America.

    Expansion of Capacity through Capital Projects. The Company continuously evaluates opportunities to expand its existing production capacity and enhance production technologies. Since 1992, the Company has invested in capital improvements to debottleneck existing operations and to add new capabilities and capacity. The latest of these projects are the state-of-the-art SMMS line at the Waynesboro, Virginia facility, and the 4.2 meter SMS line at the Mooresville, North Carolina facility. The Waynesboro facility SMMS line began initial commercial production in June 1998. The Company believes that the SMMS line is the most productive line in the world. The Company recently installed a new, heavyweight APEX(TM) line at its Benson, North Carolina facility, which began commercial operations in December 1998. In addition, the Company's oriented polyolefin business has completed a series of expansions and debottlenecking projects since 1990, which have cumulatively increased capacity (exclusive of the capacity gained in the Oriented Polymer Acquisition). The expansions include facilities in North Bay, Ontario; Portland, Oregon; and Albany, New York.

  Through the implementation of its business strategy, management has achieved an increase in net sales from $165.3 million in 1994 to $802.9 million in 1998. Management also achieved an increase in gross margins from 21.9% in 1994 to 25.3% in 1998, and an increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") from $23.9 million in 1994 to approximately $164.9 million in 1998.

Products

  The Company develops, manufactures and sells a broad array of nonwovens, oriented polyolefin products, conulated/apertured (perforated) films, laminated composite structures, converted wipes and sorbent products. Sales are focused in four general product categories that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product categories include industrial and specialty, reusable wiping, medical and hygiene products. (See Note 13 "Segments and Geographic Information" in accompanying financial statements.)

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

 Industrial and Specialty Products

  The industrial and specialty products category represented approximately 35%, 21% and 21% or $283.5 million, $111.5 million and $107.8 million, of the Company's net sales for 1998, 1997 and 1996, respectively. Demand for this product category is distributed among hundreds of end-use applications. The Company's strength in engineering and extensive range of process technologies are well-suited to meet the specialized functionality requirements in this category. Customers typically have very specific performance and quality requirements that demand efficient design and process conditions, both of which are strategic strengths of the Company.

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

  Included in this business segment is the Company's new Miratec(R) fabrics. Through the use of the proprietary APEX(TM) technology, the Company is developing a market for its Miratec(R) products as a "textile replacement". Miratec(R) fabrics have the look, feel, strength and durability of traditional woven or knit textiles, but are manufactured with substantially less labor at significantly faster speeds, and with far greater design capability. This combination of characteristics has led to several joint development agreements with leading manufacturers, among them Guilford of Maine (a division of Interface, Inc.), WestPoint Stevens Inc., The Pillow Factory, Hunter-Douglas, Sommers, Inc. and CMI Enterprises. End-use applications include home furnishings, floor coverings, home fashion/decorating, automotive interior fabrics, apparel, medical, industrial and specialty uses.

  The Company also produces a variety of specialized niche products that further augment the array of end use applications within this product category. The Company expects that the majority of its long-term growth will come in the industrial and specialty products category. The Company's current primary industrial and specialty products and applications are summarized below:

      Product                Application
      -------                -----------
      Microporous rollgoods  Alkaline battery cell separators
      Kiara(R)               Liquid filtration
      Key Bak(R)             Automotive insulation
      Arbrene(R) and Lumber
       Guard(R)              Lumberwrap
      Airgard(R)             Housewrap
      Fab-Strip(TM)          Corrugated box reinforcement
      Fabrene(TM)            Protective coverings and laminated structures
      Agricultural fabric    Crop covers
      Dust cover             Furniture and bedding
      Top Swell(TM)          Water blocking cable wrap
      Bale-lock              Agricultural twine
      Miratec(R)             Textile replacement
      Miratwill(TM)          Apparel, home fashions and industrial
      Mirastretch(TM)        Apparel and home fashions
      Miraspun(TM)           Apparel, home fashions and industrial
      Miracoat(TM)           Industrial
      Miraguard(TM)          Home fashions, apparel and industrial
      Miralace(TM)           Apparel, home fashions and industrial
      Miracloth(TM)          Industrial

  The Company's industrial and specialty products are produced primarily using wetlaid, adhesive bond, through-air fusible fiber bond, spunbond, oriented polyolefin, lamination and APEX(TM) technologies. Specialized converting facilities operated by the Company include a wide-width paper/nonwoven/film laminating and printing facility in Portland, Oregon and an ultrasonic bonding facility in Landisville, New Jersey. The Company sells its industrial products primarily to converters/distributors, except for alkaline battery cell separators, fiberglass packaging, cable wrap, electrical insulation, and lumberwrap in the U.S. Pacific Northwest, which are sold by the Company's sales team.

 Wiping Products

  The wiping products category represented approximately 13%, 20% and 17%, or $107.6 million, $105.2 million and $90.6 million, of the Company's net sales for 1998, 1997 and 1996, respectively. The Company has a complete line of wiping products used for food service, institutional, light industrial, janitorial and consumer markets. Wiping products are categorized as either "premoistened/wet wipes" or "dry wipes." The Company primarily participates in the "dry wipes" portion of the market, which the

Company believes to have greater potential for growth and to contain more opportunities for value-added, specialty products. Within the "dry wipes" category, the three general end-use products are food service wipes, consumer household wipes and industrial and specialty wipes. The Company maintains a significant market share in the food service and consumer categories and is a leading producer for the industrial category. Industry sources estimate that the global volume growth for nonwovens used in disposable wipes will be approximately 5-6% per annum through 2003.

  Products within this category include branded and unbranded light to heavyweight cloth wipes, towels and aprons marketed under the Chix(R), Chix Plus(R), Chifonet(TM) and Lerette(TM) trademarks, medium to heavyweight open weave towels marketed under the Fresh Guy(R) trademark and dry, pretreated, water activated cleaning and sanitizing wipes for the food service industry, marketed under the Quix(TM) trademark. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks including Worxwell(R), Durawipe(R), Masslinn(R) and Stretch 'N Dust(R). Specialty wipes consist of products designed to meet specialized customer requirements and specifications and include clean room wipes used in the electronics, pharmaceutical and office equipment cleaning industries, tack cloth used by automotive paint shops, and aerospace wipes for solvent and sealant wiping, surface preparation and general purposes. The Company produces multi-use kitchen wipes, including The Clorox Company's Handiwipes(R) brand pursuant to a long-term supply agreement. The Company also markets a line of catering products in Europe, including banquet rolls, table napkins and table cloths. The Company's primary wiping products and applications are summarized below:

      Product                             Application
      -------                             -----------
      Chix(R) and Chix Plus(R)            Food service
      Fresh Guy(R)                        Heavyweight food service
      Durawipe(R)                         Industrial
      Quix(TM)                            Sanitizing/food service
      Worxwell(R)                         Consumer and janitorial
      Masslinn(R)                         Janitorial
      Stretch 'N Dust(R)                  Janitorial
      Duralace(R)                         Specialized, clean rooms
      Chifonet(TM)                        Consumer--Europe
      Lerette(TM)                         Food service--Europe
      Napkins and tablecloths             Catering--Europe
      Handiwipes(R) and Heavywipes(R)/1/  Consumer

--------
  /1/Handiwipes(R) and Heavywipes(R) are registered trademarks of The Clorox Company. The Company produces wipes exclusively for The Clorox Company under a supply agreement.

  The Company utilizes primarily dry form resin bonded and spunlace technologies to manufacture its wiping products and also maintains dedicated converting and packaging equipment. In North America, the Company has a long-term manufacturing and distribution agreement, which extends through 2003, with Berkley Medical Resources Inc. ("BMR") in Fairfield, Pennsylvania to convert, warehouse and distribute a wide range of wiping products. The equipment used in the converting and packaging operations is owned by the Company and operated solely for its benefit. The Company also operates a converting operation at San Luis Potosi, Mexico. In Europe, the Company operates converting and packaging equipment within the Cuijk manufacturing facility. The Company is a leading manufacturer and marketer of wiping products as a result of its wide range of products, aggressive sales and marketing team wide distribution base of dealers and food service distributors and reputation for excellent customer and technical support, including the ability to meet specific customer requirements.

 Medical Products

  The medical products category represented approximately 12%, 16% and 18%, or $92.7 million, $86.7 million and $91.7 million, of the Company's net sales for 1998, 1997 and 1996, respectively. The Company's medical products are used in the production of wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms and facemasks, shoecovers and headwear. Medical applications represent the second largest market for nonwoven fabrics, with over two billion square yards consumed annually in the United States. Approximately 50% of this demand is for disposable surgical packs, drapes and gowns, a market in which Johnson & Johnson has a leading share.

  Johnson & Johnson is the Company's primary customer for medical products pursuant to a long-term supply agreement dated March 15, 1995 (the "Supply Agreement"). The Supply Agreement grants the Company the exclusive right to supply Johnson & Johnson with all of its nonwoven fabric requirements, including those for its entire line of medical products as well as for other disposable hygiene and wiping applications for a period of five years, and, provided that the Company's prices remain competitive with the marketplace, extends for a period of an additional five years. During the first five year period, of which approximately one year still remains, the Company enjoys significantly favorable pricing terms. In addition, other preferential terms continue throughout the duration of the contract.

  The Company believes, based on industry sources, that the global growth rate for nonwovens in medical applications will be approximately 3-4% per annum through 2003, with much of the growth coming from the expansion of traditional product lines. A 1992 ruling by the Occupational Safety and Health Administration ("OSHA") required that employers of healthcare workers supply personal protective equipment to employees at risk of exposure to infectious body fluids. Industry sources expect that OSHA rules will continue to stimulate demand for protective applications for workers, including those in funeral homes, linen services and law enforcement agencies in addition to healthcare workers.

  Surgical gowns and drapes containing a protective barrier against fluid strike-through are the largest and fastest growing applications for nonwoven fabrics in the medical products category. The Company produces Duralace(R) spunlace fabric for this product group and treats the surface of the fabric to give it high fluid repellency required for this application. The sponge and dressing products are produced using spunlace apertured technologies and the proprietary APEX(TM) structural web technology. A recently developed product using the APEX(TM) structural web technology, Mirasorb(R), is a nonwoven sponge that can replace woven gauze in some applications at considerably less cost. The Company's primary medical products and applications are summarized below:

      Product           Application
      -------           -----------
      Duralace(R)       Surgical gowns and drapes
      Mirasorb(R)(/1/)  Sponges
      Nugauze(R)(/1/)   Nonwoven gauze

--------
  (/1/) Mirasorb(R) and Nugauze(R) are trademarks of Johnson & Johnson. The Company furnishes Johnson & Johnson with products used in the manufacture of these products.

 Hygiene Products

  The hygiene products category represented approximately 40%, 43% and 44%, or $319.1 million, $231.9 million and $231.2 million, of the Company's net sales for 1998, 1997 and 1996, respectively. The Company produces a variety of nonwoven materials for use in the production of diapers, training pants, feminine sanitary protection, baby wet wipes and adult incontinence products. The Company believes that it has a significant share of the noncaptive North American topsheet market. Industry sources estimate that the global growth rate for SMS and spunbond nonwovens in hygiene applications will average 7-8% through 2003, primarily due to an increase in the amount of nonwoven fabric per diaper, increased unit demand from developing countries and the rise in use of adult incontinence products. Volume growth for nonwovens for use in hygiene applications globally is expected to be 5-6% annually through 2003.

  The Company has a broad product offering and provides customers with a full range of specialized components for unique or distinctive products, including the Isolite(TM) topsheet, Multi-Strike(TM) transfer layer, Soft Touch(TM) backsheet fabric, Dry-Fit(TM) leg cuff fabric, Reticulon(R) sanitary protection facings, absorbent pads for the Serenity(R)/1/ incontinence guard and Carefree(R)/1/ panty shield and Ensorb(TM) absorbent cores. The Company produces a spunlace "wet wipe" product for baby wipe applications in Europe. This product fills the gap between standard nonwoven wipes and a quality cloth wipe and has improved thickness and softness over standard airlaid pulp products. The Company is the only supplier capable of providing all of the thermal bond, adhesive bond, spunbond, SMS, coextruded apertured films, through-air bond, spunlace and ultrasonic bond technologies which are required in the manufacture of these products. The Company's primary hygiene products and applications are summarized below:

      Product           Application
      -------           -----------
      Isolite(TM)       Coverstock
      Multi-Strike(TM)  Transfer sublayer
      Soft Touch(TM)    Clothlike backsheet
      Dry-Fit(TM)       Leg cuff for diapers
      Reticulon(R)      Sanitary protection facing
      Ensorb(R)         Absorbent cores
      Novaspun          Topsheets
      Baby wipes        Consumer--Europe
      Poly-Safe(TM)     Protective apparel (solid barrier)
      Poly-Breathe(TM)  Protective apparel (breathable barrier)

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

  APEX(TM), a new surface-forming technology, has the potential to displace traditional woven textile, knitted and composite products in many applications because of its favorable price to value ratio. The advanced APEX(TM) structural web process produces textile replacement fabrics with intricate, three-dimensional patterns marketed under the name Miratec(R). This technology, which can be applied to most sheet structures fabricated from fibers or films, enhances the Company's ability to gain competitive advantages by increasing manufacturing efficiency and product differentiation. Pursuant to an agreement with Johnson & Johnson, products for healthcare applications that are manufactured utilizing the APEX(TM) structural web technology may only be sold to Johnson & Johnson. In all other markets, such as automotive headliners, home furnishings, apparel and filtration products, the Company may manufacture and freely market products utilizing the APEX(TM) structural web technology.

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

Marketing and Sales

  The Company sells to over 1,000 customers in the domestic and international marketplace. Approximately 58%, 23%, 13% and 6% of the Company's 1998 net sales were to entities from manufacturing facilities in the United States, Europe, Canada and Latin America, respectively. Proctor & Gamble and Johnson & Johnson, the Company's largest customers, each accounted for 17% of the Company's 1998 net sales. Sales to the Company's top 20 customers represented approximately 53% of the Company's 1998 net sales.

  The Company sells primarily to manufacturers and converters, which incorporate the Company's products into their finished goods. The Company employs direct sales representatives, a number of whom are engineers and each of whom has advanced technical knowledge of the Company's products and the applications for which they are used. The Company's sales representatives are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors, most of whom have been doing business with the Company (or its respective predecessors) for more than 17 years. Converters add incremental value to the Company's products and service the small order size requirements typical of many end users.

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

  Nonwovens. The Company believes that it has the most comprehensive array of nonwoven manufacturing technologies in the industry. The Company has capabilities spanning the entire spectrum of nonwoven technologies, including the following manufacturing processes: spunbond, SMS, SMMS, thermal and adhesive bond, spunlace, wet-laid, dry-laid, film extrusion and aperturing, through-air bond and ultrasonic bond among other processes.

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

  Outside Converting. The Company recently extended its long-term manufacturing and distribution contract with BMR for an additional five years, through August 2003. The agreement provides for BMR to convert, warehouse and distribute a wide range of wiping products. Under the agreement, the Company sells base fabrics produced at its Benson, North Carolina manufacturing facility to BMR. BMR then cuts, folds and packages the fabric using Company-owned machinery in a dedicated facility on behalf of the Company in accordance with specifications. BMR distributes the products directly to the Company's customers, while marketing, sales and order processing are the responsibility of the Company. The Company also operates a converting operation at it's San Luis Potosi, Mexico location. In Europe, the Company operates its own cutting, folding and packaging machines at its Cuijk manufacturing facility.

Competition

  The Company's primary competitors in its industrial and specialty product markets are: E.I. DuPont de Nemours & Co. ("Du Pont"), Freudenberg Nonwovens L.P. ("Freudenberg"), Kimberly-Clark Corporation ("Kimberly-Clark"), Dexter Nonwovens Division, Kuraray Co., Ltd., BBA Group plc, Lohmann GmbH & Company and Lantor International (an operating unit of IPT Group) for nonwoven products; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

  The Company's primary competitors in its wiping product markets are Du Pont in nonwovens and paper producers such as Fort James Corporation ("Fort James"), Atlantic Mills Inc. and Kimberly-Clark. Generally, cost, distribution and utility are the principal factors considered in food service and janitorial end uses, while product innovation, performance and technical support are the most important factors for specialty and industrial wiping products.

  The Company's primary competitors in its medical product markets are Du Pont and FiberWeb Group, Inc. (a subsidiary of BBA Group plc) in the United States and Freudenberg and Molnlycke AB in Europe. Price, distribution, variety of product offerings and performance are the chief competitive factors in this product category.

  The Company's primary competitors in its hygiene product categories are BBA Group plc in North America, BBA Group plc and J.W. Suominen O.Y. in Europe and Uni-Charm Corp. in Japan. Generally, product cost, technical capacity and innovation and customer relationships are the most important competitive factors in these markets.

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

Raw Materials

  The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, price reductions continued during 1996 and 1997. In 1998, raw material prices were lower in North America while pricing increased slightly in Europe.

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

  The Company's major supplier of polypropylene fiber is FiberVisions L.L.C., while its major supplier of polyethylene is Novacor Chemicals Inc. The Company's major suppliers of rayon fiber are Lenzing Fibers Corp. and Courtaulds Fibers, Inc., while its major suppliers of polyester are Wellman, Inc. and Du Pont. The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V., Montell North America Inc. and Exxon Chemical Company, and purchases its tissue paper from Crown Vantage Inc. As a result of the Nonwovens Acquisition, the Company is also a purchaser of polyolefin films from Huntsman Packaging Corporation, polyester fiber from Swicofil A.G. Textile Services and Du Pont, and polyacrylate powder (SAP) from Elf Atochem.

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

Patents and Trademarks

  The Company considers its patents, patent licenses and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 100 registered trademarks and over 150 patents or patent licenses in the United States. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection. From time to time, the Company enters into transactions whereby technology is licensed or made available to developmental partners within the industry.

Inventory and Backlogs

  Unfilled orders, excluding orders on hand not yet released for delivery, as of January 2, 1999 and January 3, 1998 amounted to approximately $103.1 million and $87.2 million, respectively. The Company's unfilled order position has increased over the past year as a result of the acquisition of the Nonwovens Business (as defined).

Research and Development

  The Company continually invests in research and development, focusing its efforts on increasing production capacity, improving production processes, and developing new product and process technologies. The Company expanded its research and development capability by opening its Advanced Material Center in Mooresville, NC in September of 1998. The Company spent approximately $13.2, $9.6 and $6.9 million in research and development during 1998, 1997 and 1996, respectively.

Seasonality

  Use and consumption of the Company's products exhibits some seasonality, with lighter volumes generally experienced in the first quarter of the fiscal year.

Employees

  As of January 2, 1999, the Company employed approximately 3,800 persons. Of this total, approximately 1,470 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 18% of the Company's labor force is covered by collective bargaining agreements which will expire in 1999. The Company considers its employee relations to be very good.

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

  On July 1, 1998, pursuant to its Registration Statement on Form S-4 (Reg. No. 333-55863) filed with the Commission on June 2, 1998 and declared effective on July 1, 1998 (the "July 1998 Registration Statement"), the Company offered to exchange $1,000 principal amount of its 8 3/4% Senior Subordinated Notes due 2008, Series B (the "March 1998 Notes") for each $1,000 principal amount outstanding of the March 1998 Privately Placed Notes (the "July 1998 Exchange Offer"). The July 1998 Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the March 1998 Privately Placed Notes in connection with the March 1998 Offering pursuant to the Registration Rights Agreement dated February 27, 1998. The form and terms of the March 1998 Notes exchanged in the July 1998 Exchange Offer are the same as the form and terms of the March 1998 Privately Placed Notes (which they replaced) except that (i) the March 1998 Notes bear a Series B designation,
(ii) the March 1998 Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the March 1998 Notes are not entitled to any registration rights. The July 1998 Exchange Offer was consummated on August 7, 1998, with all $200 million principal amount of March 1998 Privately Placed Notes being tendered for exchange. As a result, the Company currently has $200 million of March 1998 Notes outstanding; no March 1998 Privately Placed Notes remain outstanding.

  The March 1998 Notes Indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on mergers, sales of assets, etc. Reference is made to the March 1998 Notes Indenture, which was filed as an Exhibit to the July 1998 Registration Statement, for a complete description of such covenants.

The Nonwovens Transactions

  On January 29, 1998, the Company consummated the Nonwovens Acquisition and the Nonwovens Acquisition Refinancing. The Nonwovens Acquisition and Nonwovens Acquisition Refinancing are collectively referred to as the "Nonwovens Transactions."

The Nonwovens Acquisition

  On December 19, 1997, pursuant to the terms of its Offer to Purchase dated October 29, 1997, as amended (the "Dominion Tender Offer"), DT Acquisition Inc., a special purpose subsidiary formed by the Company ("DT Acquisition") completed the purchase of 98% of the outstanding Common Shares of Dominion Textiles Inc ("Dominion") for Cdn$14.50 per share and 96% of the outstanding First Preferred Shares of Dominion for Cdn$150 per share. On December 29, 1997, DT Acquisition acquired an additional 331,207 Common Shares. The Company had previously announced that it had entered into a Purchase Agreement, dated October 27, 1997, with Galey & Lord, Inc. ("Galey") to sell the denim and career wear business of Dominion (the "Apparel Fabrics Business") to Galey following the consummation of the Dominion Tender Offer. The Dominion Tender Offer was financed with $215 million of borrowings under DT Acquisition's $600 million senior secured credit facilities, and subordinated advances of $141 million, $69 million and $25 million by Galey, ZB Holdings, Inc. ("ZB Holdings"), and the Company, respectively. ZB Holdings is a wholly-owned subsidiary of InterTech, an affiliate of the Company wholly-owned by Jerry Zucker and James G. Boyd.

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

The Oriented Polymer Acquisition

  On March 16, 1998, the Company acquired (the "Oriented Polymer Acquisition") the manufacturing and business assets of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products (the "Oriented Polymer Business") for approximately $47.4 million.

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

  On July 1, 1998, pursuant to its Registration Statement on Form S-4 (Reg. No. 333-55863) filed with the Commission on June 2, 1998 and declared effective on July 1, 1998 (the "July 1998 Registration Statement"), the Company offered to exchange $1,000 principal amount of its 8 3/4% Senior Subordinated Notes due 2008, Series B (the "March 1998 Notes") for each $1,000 principal amount outstanding of the March 1998 Privately Placed Notes (the "July 1998 Exchange Offer"). The July 1998 Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the March 1998 Privately Placed Notes in connection with the March 1998 Offering pursuant to the Registration Rights Agreement dated February 27, 1998. The form and terms of the March 1998 Notes exchanged in the July 1998 Exchange Offer are the same as the form and terms of the March 1998 Privately Placed Notes (which they replaced) except that (i) the March 1998 Notes bear a Series B designation,
(ii) the March 1998 Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the March 1998 Notes are not entitled to any registration rights. The July 1998 Exchange Offer was consummated on August 7, 1998, with all $200 million principal amount of March 1998 Privately Placed Notes being tendered for exchange. As a result, the Company currently has $200 million of March 1998 Notes outstanding; no March 1998 Privately Placed Notes remain outstanding.

  The March 1998 Notes Indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on mergers, sales of assets, etc. Reference is made to the March 1998 Notes Indenture, which was filed as an Exhibit to the July 1998 Registration Statement, for a complete description of such covenants.

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

  On January 16, 1998, DT USA made a separate, unconditional offer to purchase any and all outstanding 2003 Notes at a price equal to 101% of their aggregate principal amount (the "Change of Control Offer"). The Change of Control Offer was made solely for the purpose of satisfying certain provisions of the 2003 Indenture, which required such an offer to be made within 30 days of a change in control of DT USA or Dominion.

  On January 28, 1998, the expiration date for the 2003 Tender Offer and the 2006 Tender Offer, DT USA accepted for repurchase $145.6 million of 2003 Notes and $124.5 million of 2006 Notes. As of January 2, 1999, DT USA had $4.5 million aggregate principal amount of 2003 Notes and $0.3 million aggregate principal amount of 2006 Notes outstanding. DT USA accepted for repurchase $25,000 of the remaining 2003 Notes in the Change of Control Offer.

Safe Harbor Statement

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-4, declared effective on July 1, 1998, Registration Statement on Form S-4, declared effective on September 3, 1997, and Registration Statement on Form S-1, declared effective on May 9, 1996.

ITEM 2. PROPERTIES

  The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

                                      Total
             Location              Square Feet         Principal Function
             --------              -----------         ------------------
 North Little Rock, Arkansas
  (Plant 1).......................   364,000    Manufacturing
 North Little Rock, Arkansas
  (Plant 2).......................   119,000    Manufacturing and Warehousing
 Rogers, Arkansas.................   126,000    Manufacturing
 Rogers, Arkansas.................    15,000(1) Warehousing
 Gainesville, Georgia.............   121,000(1) Manufacturing and Warehousing
 Dayton, New Jersey...............    30,000(2) Administration
 Landisville, New Jersey..........   245,000    Manufacturing, Sales, Marketing
                                                and Research and Development
 Vineland, New Jersey.............    83,500(3) Manufacturing
 Benson, North Carolina...........   469,000    Manufacturing, Sales, Marketing
                                                and
                                                Warehousing
 Raleigh, North Carolina..........     5,300(1) Administration
 Mooresville, North Carolina......    73,500    Manufacturing, Sales, Marketing
                                                and
                                                Warehousing
 Mooresville, North Carolina......   356,000    Manufacturing, Warehousing and
                                                Administration
 Portland (Clackamas), Oregon.....    30,000    Manufacturing
 North Charleston, South Carolina.    16,500(3) Corporate
 Waynesboro, Virginia.............   175,000    Manufacturing, Warehousing,
                                                Marketing
                                                and Research and Development
 Waynesboro, Virginia.............   125,500    Warehousing
 Buenos Aires, Argentina..........    79,000(4) Manufacturing, Marketing,
                                                Warehousing and Administration
 Mississauga, Ontario.............     2,900(1) Sales and Marketing
 North Bay, Ontario...............   350,000    Manufacturing
 North Bay, Ontario...............    80,000(1) Warehousing
 Bailleul, France.................   305,584    Manufacturing, Marketing,
                                                Warehousing and Administration
 Neunkirchen, Germany.............   108,000    Manufacturing, Sales and
                                                Marketing
 Guadalajara, Mexico..............     6,200(1) Sales, Marketing and
                                                Warehousing
 Monterrey, Mexico................     2,325(1) Sales, Marketing and
                                                Warehousing
 Mexico City, Mexico..............     9,850(1) Sales, Marketing and
                                                Warehousing
 San Luis Potosi, Mexico..........   100,000    Manufacturing and Marketing
 Cuijk, The Netherlands...........   364,000    Manufacturing, Sales,
                                                Marketing, Warehousing and
                                                Research and Development
 Nijmegan, Netherlands............     3,200    Administration
 Tilburg, Netherlands.............    29,052    Manufacturing, Marketing,
                                                Warehousing and Administration
 Denton, Manchester (England).....    12,500    Manufacturing, Warehousing and
                                                Administration
 Albany, New York.................    60,000    Manufacturing and Warehousing
 Magog, Quebec....................   990,100    Manufacturing, Marketing,
                                                Warehousing and Administration
 Sherbrooke, Quebec...............    16,823    Warehousing
 Kingman, Kansas..................   182,000    Manufacturing, Marketing,
                                                Warehousing and Administration
 Clearfield, Utah.................   100,000    Manufacturing and Warehousing

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the New York Stock Exchange, symbol PGI. The Company has never paid or declared a cash dividend on its common stock, nor does the Company expect to pay any cash dividends in the foreseeable future. The following table sets forth for the calendar periods indicated the high and low market prices of the Company's common stock.

                                                                       1998
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      First Quarter..............................................  $13.63 $ 9.69
      Second Quarter.............................................   12.88  10.38
      Third Quarter..............................................   12.19   7.75
      Fourth Quarter.............................................   11.50   7.50

                                                                       1997
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      First Quarter .............................................  $15.88 $13.25
      Second Quarter ............................................   16.13  12.00
      Third Quarter..............................................   16.25  12.75
      Fourth Quarter.............................................   15.25   9.31

Title of Class

  Common Stock, $.01 par value

  As of March 26, 1999, there were 271 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years ended and the balance sheet data as of January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

                                                   Year Ended
                          --------------------------------------------------------------
                          January 2,  January 3,  December 28, December 30, December 31,
                             1999        1998         1996         1995         1994
                          ----------  ----------  ------------ ------------ ------------
                                                 (In Thousands)
Statement of Operations:
Net sales...............  $ 802,948   $ 535,267    $ 521,368    $ 437,638    $ 165,333
Cost of goods sold......    599,894     402,058      389,013      333,606      129,071
                          ---------   ---------    ---------    ---------    ---------
 Gross profit...........    203,054     133,209      132,355      104,032       36,262
Selling, general and
 administrative
 expenses...............     97,499      74,600       70,207       61,744       20,699
                          ---------   ---------    ---------    ---------    ---------
 Operating income.......    105,555      58,609       62,148       42,288       15,563
Other (income) expense:
 Interest expense, net..     67,444      30,499       33,641       37,868       13,216
 Investment income--
  (gain) on marketable
  securities, net ......       (795)    (11,880)         --           --           --
 Foreign currency and
  other.................        806        (452)       2,955       22,811       17,332
 Income taxes...........     14,157      13,009       10,730        5,216        3,353
                          ---------   ---------    ---------    ---------    ---------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle .............     23,943      27,433       14,822      (23,607)     (18,338)
Extraordinary item, net
 of income tax benefit..     (2,728)    (12,005)     (13,932)         --        (4,372)
Cumulative effect of
 change in accounting
 principle, net of
 income tax benefit.....     (1,511)        --           --           --           --
                          ---------   ---------    ---------    ---------    ---------
Net income (loss).......     19,704      15,428          890      (23,607)     (22,710)
Redeemable preferred
 stock dividends and
 accretion..............        --          --        (3,020)      (4,839)      (1,209)
                          ---------   ---------    ---------    ---------    ---------
Net income (loss)
 applicable to common
 stock..................  $  19,704   $  15,428    $  (2,130)   $ (28,446)   $ (23,919)
                          =========   =========    =========    =========    =========
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle per common
 share--basic and
 diluted ...............  $    0.75   $    0.86    $    0.43    $   (1.39)   $   (0.95)
                          =========   =========    =========    =========    =========
Average common shares
 outstanding............     32,000      32,000       27,688       20,500       20,500
                          =========   =========    =========    =========    =========
Operating and other
 data:
Cash provided by
 operating activities...  $  74,074   $  18,362    $  36,097    $  11,556    $  17,386
Cash provided by (used
 in) investing
 activities.............    131,343    (491,901)     (86,422)    (333,208)     (61,375)
Cash (used in) provided
 by financing
 activities.............   (194,440)    485,953       64,391      327,636       58,482
Gross margin (a)........       25.3%       24.9%        25.4%        23.8%        21.9%
EBITDA (b)..............  $ 164,880   $  98,921    $  98,915    $  72,122    $  23,864
EBITDA margin (c).......       20.5%       18.5%        19.0%        16.5%        14.4%
Depreciation and
 amortization...........  $  59,325   $  40,312    $  36,767    $  29,834    $   8,348
Capital expenditures....     90,096      60,144       26,739       47,842       11,341
Balance sheet data (at
 end of period):
Cash and cash
 equivalents............  $  58,308   $  50,190    $  37,587    $  18,088    $  13,828
Working capital.........    212,456     220,025       93,154       61,558       31,060
Total assets............  1,282,967   1,627,753      708,115      637,981      241,942
Total debt, excluding
 short-term bridge
 financing..............    866,499     745,136      382,242      450,878      190,814
Minority interest.......        --       54,730          --           --           --
Redeemable preferred
 stock, dividends and
 accretion..............        --          --           --        44,339          --
Shareholders' equity....    220,125     199,090      195,918       13,752        2,220

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

                                                     Fiscal Year Ended
                                             ----------------------------------
                                             January 2, January 3, December 28,
                                                1999       1998        1996
                                             ---------- ---------- ------------
Net sales by product category:
Hygiene....................................     39.8%      43.3%       44.4%
Medical....................................     11.5       16.2        17.6
Wiping.....................................     13.4       19.7        17.4
Industrial and specialty...................     35.3       20.8        20.6
                                               -----      -----       -----
                                               100.0      100.0       100.0
Cost of goods sold.........................     74.7       75.1        74.6
                                               -----      -----       -----
 Gross profit..............................     25.3       24.9        25.4
Selling, general and administrative
 expenses..................................     12.1       13.9        13.4
                                               -----      -----       -----
Operating income...........................     13.2       11.0        12.0
Other (income) expense:
 Interest expense, net.....................      8.4        5.7         6.5
 Investment income, (gain) on marketable
  securities, net..........................     (0.1)      (2.2)        --
 Foreign currency and other................      0.1        (.1)        0.5
                                               -----      -----       -----
Income before income taxes, extraordinary
 item and cumulative effect of change in
 accounting principle......................      4.8        7.6         5.0
Income taxes...............................      1.8        2.5         2.1
                                               -----      -----       -----
Income before extraordinary item and
 cumulative effect of change in accounting
 principle.................................      3.0        5.1         2.9
Extraordinary item, net of income tax
 benefit...................................     (0.3)      (2.2)       (2.6)
Cumulative effect of change in accounting
 principle, net of income tax benefit......     (0.2)       --          --
                                               -----      -----       -----
Net income.................................      2.5%       2.9%        0.3%
                                               =====      =====       =====

Comparison of Year Ended January 2, 1999 and January 3, 1998

Net Sales

  The following table sets forth components of the Company's net sales by segment for 1998 and the corresponding increase over 1997:

                                                Fiscal Year
                                               -------------
                                                1998   1997  Increase % Increase
                                               ------ ------ -------- ----------
                                                        (In Thousands)
Net sales by product category:
Hygiene....................................... $319.1 $231.9  $ 87.2     37.6%
Medical.......................................   92.7   86.7     6.0      6.9
Wiping........................................  107.6  105.2     2.4      2.3
Industrial and specialty......................  283.5  111.5   172.0    154.3
                                               ------ ------  ------
                                               $802.9 $535.3  $267.6     50.0%
                                               ====== ======  ======

  Net sales increased approximately $267.6 million, or 50%, from $535.3 million in 1997 to $802.9 million in 1998. The increase was comprised of $251.5 million from the Nonwovens Acquisition and the Oriented Polymers Acquisition plus organic growth offset by raw material cost reductions passed through to customers and unfavorable foreign currency rates.

Gross Profit

  Gross profit increased to $203.1 million in 1998 versus $133.2 million in 1997 as a result of acquisition and organic growth. Raw material costs in 1998 were approximately $330.7 million, or 41.2% of net sales, compared to $236.0 million, or 44.1% of net sales, in 1997. The decline in raw materials costs as a percentage of net sales reflects the continued trend in lower raw materials costs versus prior periods. Direct labor costs in 1998 were $65.3 million, or 8.1% of net sales, compared to $42.3 million, or 7.9% of net sales in 1997. Overhead costs in 1998 were $203.8 million, or 25.4% of net sales, compared to $123.8 million, or 23.1% of net sales in 1997. The increase in overhead costs between 1998 and 1997 is due primarily to higher incremental overhead costs associated with the recent acquisitions.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased from 13.9% of net sales in 1997 to 12.1% of net sales in 1998 as a result of synergies identified since the Nonwovens Acquisition and the Oriented Polymer Acquisition. Research and development expense was $13.2 million in 1998 compared to $9.6 million in 1997.

Other

  Interest expense increased $36.9 million, from $30.5 million in 1997 to $67.4 million in 1998. Interest expense as a percentage of net sales increased from 5.7% in 1997 to 8.4% in 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions. The Company recorded net investment income related to its gain on marketable securities of $0.8 million during 1998 and $11.9 million during 1997.

  Net foreign currency transaction losses were approximately $0.8 million in 1998 compared to gains of approximately $0.5 million in 1997.

  The Company provided for income taxes of approximately $14.2 million in 1998, representing an effective tax rate of 37.2% before extraordinary item and cumulative effect of accounting change. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions and to an increase in non-deductible goodwill amortization in 1998. The Company provided for income taxes of approximately $13.0 million in 1997, representing an effective tax rate of 32.2% before extraordinary item.

Income Before Extraordinary Item and Cumulative Effect of Accounting Change

  The Company's income before extraordinary item and cumulative effect of change in accounting principle was $23.9 million, or $.75 per common share in 1998. The approximate $3.5 million decline between 1998 and 1997 is attributable to net investment income gains of $11.9 million in 1997 and higher interest costs recognized in 1998.

Extraordinary Item and Cumulative Effect of Change in Accounting Principle

  As a result of the Nonwovens Acquisition and refinancing of outstanding indebtedness, the Company recorded extraordinary charges of $2.7 million, net of taxes, during the first quarter of 1998 for the write-off of previously capitalized deferred financing costs.

  During 1997 the Company recorded extraordinary charges of $12.0 million, net of taxes, for the write-off of previously capitalized debt issue costs and premiums paid in connection with the refinancing of its indebtedness.

  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting the Costs of Start-Up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP. The after-tax charge for this write-off approximated $1.5 million.

Comparison of Year Ended January 3, 1998 and December 28, 1996

Net Sales

  The following table sets forth components of the Company's net sales by segment for 1997 and the corresponding increase over 1996:

                                              Fiscal Year
                                             -------------
                                                            Increase  % Increase
                                              1997   1996  (Decrease) (Decrease)
                                             ------ ------ ---------  ----------
                                                   (Dollars in thousands)
Net sales by product category:
Hygiene..................................... $231.9 $231.2   $ 0.7         .3%
Medical.....................................   86.7   91.7    (5.0)      (5.4)
Wiping......................................  105.2   90.6    14.6       16.1
Industrial and specialty....................  111.5  107.9     3.6        3.3
                                             ------ ------   -----
                                             $535.3 $521.4   $13.9        2.7%
                                             ====== ======   =====

  Net sales increased approximately $13.9 million, or 2.7%, from $521.4 million in 1996 to $535.3 million in 1997. The increase in net sales was comprised primarily of $19.6 million from the FNA acquisition offset by negative foreign currency impacts.

Gross Profit

  Gross profit increased to $133.2 million in 1997 versus $132.4 million in 1996. The approximate $0.8 million increase in gross profit over 1996 reflected the benefit of the acquisition of FNA offset by volume declines attributable to unforeseeable delays at two key customers, higher manufacturing costs associated with program ramp-up delays in Europe and reduced overhead absorption as a result of lower raw material costs.

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

Other

  Interest expense in 1997 decreased $3.1 million, from $33.6 million in 1996 to $30.5 million in 1997. Interest expense as a percentage of net sales decreased from 6.5% in 1996 to 5.7% in 1997. The decrease in interest expense is principally due to a lower average amount of indebtedness outstanding in 1997 prior to refinancing the Company's indebtedness in June 1997. The Company recorded net investment income related to its gain on marketable securities of $11.9 million during 1997.

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

Extraordinary Item

  The Company recorded extraordinary charges of $12.0 million, net of taxes, for the write-off of previously capitalized debt issue costs and premiums paid in connection with the refinancing of its indebtedness in June of 1997.

                        Liquidity and Capital Resources

Operating Activities

  During 1998, the Company's operations generated $74.1 million of cash. The Company's working capital decreased $7.5 million, from $220.0 million at January 3, 1998 to $212.5 million at January 2, 1999. Cash and equivalents were $58.3 million at January 2, 1999 as compared to $50.2 million at January 3, 1998. This increase arose principally from the conversion of marketable securities to cash.

Investing and Financing Activities

  Capital expenditures for 1998 totaled $90.1 million, an increase of $30.0 million over 1997 due primarily to margin-enhancing projects and capacity expansions. For fiscal 1999, the Company has budgeted approximately $150.0 million primarily for margin-enhancing capital expenditures.

  On July 3, 1997, the Company refinanced its outstanding indebtedness by: (i) consummating the offering of the Privately Placed Notes and the tender offer and related consent solicitation for its Senior Notes; and (ii) amending and restating its then existing credit facility. In connection with consummation of the June Refinancing, the Company recorded extraordinary charges of $12.0 million (net of tax) for the write-off of previously capitalized debt issue costs and premiums paid with respect to the repurchase of the Senior Notes.

  On December 19, 1997, DT Acquisition completed the purchase of approximately 98% of the outstanding common shares of Dominion for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. Additionally, on December 29, 1997, DT Acquisition acquired an additional 331,207 common shares. The acquisition, which was accounted for using the purchase method of accounting, was financed with bridge financing of $425.9 million.

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

  On March 5, 1998 the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 and on March 16, 1998, acquired the manufacturing and business assets of a leading North American manufacturer of polypropylene-based, commercial twine and polyethylene-based specialty knitted products for approximately $47.4 million.

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

Foreign Currency

  The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with FAS
52. The remeasurement of foreign currency denominated assets and liabilities into dollars gives rise to foreign exchange gains and losses which are included in the determination of net income.

Derivatives

  The Company does not use derivative financial instruments for trading purposes and may enter into financial instruments, limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company entered into a London Interbank Offered Rate-based interest rate cap agreement during 1996. The agreement provides for a notional amount of $100.0 million which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 1998, such amount did not exceed 9%. Charges to income in 1998, 1997 and 1996 related to derivative products and hedging activities were not significant.

New Accounting Standards

  In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. As of January 4, 1998 the Company adopted FAS 130; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

  In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As of January 4, 1998, the Company adopted FAS 131; however, the adoption of this statement had no impact on the Company's operations and net income.

  In 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("FAS 132") which is effective for fiscal years beginning after December 15, 1997. FAS 132 revises and standardizes employers' disclosures for pensions and other post-retirement benefit plans and it requires additional information about changes in the benefit obligations and the fair value of plan assets that are expected to enhance financial analysis. As of January 2, 1999, the Company adopted FAS 132; however, it does not change the measurement or recognition standards for these plans.

  In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2000. The Company does not believe the adoption of FAS 133 to have a material impact on the Company's financial position or results of operations.

 Start-Up Activities

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP"). The SOP is effective beginning on January 1, 1999, and requires that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP.

Environmental

  The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with environmental requirements and does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise.

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

 Information Systems and Personal Computers

  The majority of information systems and personal computers are Year 2000 ready. The information systems at certain facilities in Canada and Europe are in the final phases of readiness with anticipated completion dates during the first half of 1999. In most cases, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Although the timing of the system replacements is influenced by the Year 2000, in most cases these systems would have been replaced in the normal course of business. Management currently does not reasonably expect any risks material to the operations and financial condition of the Company as a result of information system and personal computer failures.

 Process Systems

  The Company has been communicating with vendors and performing physical tests of the process systems and expects to complete the assessment during the first half of 1999. Management anticipates the assessment to reveal that certain systems will not be Year 2000 ready. The results of this assessment, plans for the final phase, and any necessary contingency plans will be disclosed at a later date.

 Third Party Compliance

  The Company continues to learn and evaluate the compliance status of vendors, suppliers and customers with whom we have a material relationship. This process includes sending surveys to key suppliers; however, in most cases, the responses have not been adequate in determining the readiness of third parties. The Company could face a material financial risk if its customers or suppliers are unable to complete critical Year 2000 readiness efforts in a timely manner; however, the evaluation has not revealed any material risks to date associated with third parties. The Company plans to have alternate suppliers available in the event a primary supplier has a Year 2000 related production interruption.

 Year 2000 Costs

  Costs incurred to date have been approximately $0.3 million and currently management does not expect future costs to exceed $0.7 million. Costs are being monitored and can be expected to fluctuate during the final phases of the project; however, total costs are not expected to be material to the financial results of the Company.

Euro Conversion

  On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "euro". Permanent rates of exchange between members' national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. The Company continues to address the euro's impact on information systems, currency exchange rate risk, taxation and pricing. Costs of the euro conversion have not been material and management believes the future costs of the euro conversion will not have a material impact on the results of operations or the financial condition of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Quantitive and Qualitative Disclosures about Market Risk

  The Credit Facility permits the Company to borrow up to $450 million, a portion of which may be denominated in Dutch guilders and in Canadian dollars. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency Base Rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein (plus a specified margin) of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. At January 2, 1999, the Company had borrowings under the Credit Facility of $260.1 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $2.6 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors.........................   36

Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.....   37

Consolidated Statements of Operations for the fiscal years ended January
 2, 1999, January 3, 1998 and December 28, 1996...........................   38

Consolidated Statements of Shareholders' Equity for the fiscal years ended
 January 2, 1999, January 3, 1998 and December 28, 1996...................   39

Consolidated Statements of Cash Flows for the fiscal years ended January
 2, 1999, January 3, 1998 and December 28, 1996...........................   40

Notes to Consolidated Financial Statements for the fiscal years ended
 January 2, 1999, January 3, 1998 and December 28, 1996...................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Polymer Group, Inc.

  We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 2, 1999 and January 3, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method of accounting for the costs of start-up activities.

                                          Ernst & Young LLP

Greenville, South Carolina
February 25, 1999

                              POLYMER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                        January 2,  January 3,
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
Current assets:
  Cash and equivalents................................. $   58,308  $   50,190
  Marketable securities................................        --        7,754
  Accounts receivable, net.............................    103,958     107,328
  Inventories..........................................     98,820      94,128
  Deferred income taxes................................      7,179       4,161
  Assets held for disposition, net.....................        --      464,524
  Other................................................     42,466      26,985
                                                        ----------  ----------
    Total current assets...............................    310,731     755,070
Property, plant and equipment, net.....................    685,009     606,260
Intangibles and loan acquisition costs, net............    253,094     229,391
Deferred income taxes..................................      7,496       9,183
Other..................................................     26,637      27,849
                                                        ----------  ----------
    Total assets....................................... $1,282,967  $1,627,753
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable..................................... $   53,056  $   52,165
  Accrued liabilities..................................     37,258      52,133
  Income taxes payable.................................      4,469       1,242
  Deferred income taxes................................        422         284
  Short-term bridge financing..........................        --      425,945
  Current portion of long-term debt....................      3,070       3,276
                                                        ----------  ----------
    Total current liabilities..........................     98,275     535,045
Long-term debt, less current portion...................    863,429     741,860
Deferred income taxes..................................     82,876      82,213
Other noncurrent liabilities...........................     18,262      14,815
Minority interest......................................        --       54,730
Shareholders' equity:
  Series preferred stock-$.01 par value, 10,000,000
   shares authorized at 1998 and 1997; 0 shares issued
   and outstanding at 1998 and 1997 ...................        --          --
  Common stock--$.01 par value, 100,000,000 shares
   authorized at 1998 and 1997; 32,000,000 shares
   issued and outstanding at 1998 and 1997.............        320         320
  Non-voting common stock--$.01 par value; 3,000,000
   shares authorized at 1998 and 1997; 0 shares issued
   and outstanding at 1998 and 1997....................        --          --
  Additional paid-in capital...........................    243,662     243,662
  (Deficit)............................................    (19,651)    (39,355)
  Accumulated other comprehensive income...............     (4,206)     (5,537)
                                                        ----------  ----------
                                                           220,125     199,090
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,282,967  $1,627,753
                                                        ==========  ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                  For the Fiscal Years Ended
                                                --------------------------------
                                                January   January
                                                   2,        3,     December 28,
                                                  1999      1998        1996
                                                --------  --------  ------------
Net sales.....................................  $802,948  $535,267    $521,368
Cost of goods sold............................   599,894   402,058     389,013
                                                --------  --------    --------
Gross profit..................................   203,054   133,209     132,355
Selling, general and administrative expenses..    97,499    74,600      70,207
                                                --------  --------    --------
Operating income..............................   105,555    58,609      62,148
Other (income) expense:
  Interest expense, net.......................    67,444    30,499      33,641
  Investment income--(gain) on marketable
   securities, net............................      (795)  (11,880)        --
  Foreign currency and other..................       806      (452)      2,955
                                                --------  --------    --------
                                                  67,455    18,167      36,596
                                                --------  --------    --------
Income before income taxes, extraordinary item
 and cumulative effect of change in accounting
 principle....................................    38,100    40,442      25,552
Income taxes..................................    14,157    13,009      10,730
                                                --------  --------    --------
Income before extraordinary item and
 cumulative effect of change in accounting
 principle....................................    23,943    27,433      14,822
Extraordinary item, net of income tax benefit
 of $0 in 1998, $5,959 in 1997 and $7,492 in
 1996.........................................    (2,728)  (12,005)    (13,932)
Cumulative effect of change in accounting
 principle, net of income tax benefit of $907.    (1,511)      --          --
                                                --------  --------    --------
Net income....................................    19,704    15,428         890
Redeemable preferred stock dividends and
 accretion....................................       --        --       (3,020)
                                                --------  --------    --------
Net income (loss) applicable to common stock..  $ 19,704  $ 15,428    $ (2,130)
                                                ========  ========    ========
Net income (loss) per common share:
  Basic and diluted:
    Average common shares outstanding.........    32,000    32,000      27,688
    Income before extraordinary item and
     cumulative effect of change in accounting
     principle................................  $    .75  $    .86    $    .43
    Extraordinary item, net of tax............      (.08)     (.38)       (.51)
    Cumulative effect of change in accounting
     principle,
     net of tax...............................      (.05)      --           --
                                                --------  --------    --------
    Net income (loss) per common share--basic
     and diluted..............................  $    .62  $    .48    $   (.08)
                                                ========  ========    ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28,
                                      1996
                       (In Thousands, Except Share Data)

                                                       Accumulated
                                 Additional               Other
                          Common  Paid-in             Comprehensive           Comprehensive
                          Stock   Capital   (Deficit) Income (Loss)  Total    Income (Loss)
                          ------ ---------- --------  ------------- --------  -------------
Balance--December 30,
 1995...................   $ 10   $ 53,134  $(52,653)    $13,261    $ 13,752     $   --
Exercise of warrants
 (1,417,735 shares).....      1         (1)      --          --          --          --
Approximate 19.97 to 1
 stock split............    194       (194)      --          --          --          --
Issuance of stock, net
 of costs incurred
 (11,500,000 shares)....    115    190,723       --          --      190,838         --
Cumulative dividends on
 redeemable preferred
 stock and discount
 accretion..............    --         --     (3,020)        --       (3,020)        --

Net income..............    --         --        890         --          890         890
Foreign currency
 translation
 adjustments, net of
 income tax benefit of
 $0.....................    --         --        --       (6,129)     (6,129)     (6,129)
Unrealized holding
 (loss) on marketable
 securities, net of
 income tax benefit of
 $299...................    --         --        --         (413)       (413)       (413)
                           ----   --------  --------     -------    --------     -------
Balance--December 28,
 1996...................    320    243,662   (54,783)      6,719     195,918
Comprehensive (loss) for
 the year ended
 December 28, 1996......                                                         $(5,652)
                                                                                 =======
Net income..............    --         --     15,428         --       15,428     $15,428
Foreign currency
 translation
 adjustments, net of
 income tax benefit of
 $1,467.................    --         --        --      (12,334)    (12,334)    (12,334)
Unrealized holding gain
 on marketable
 securities, net of
 income taxes of ($37)..    --         --        --           78          78          78
                           ----   --------  --------     -------    --------     -------
Balance--January 3,
 1998...................    320    243,662   (39,355)     (5,537)    199,090
Comprehensive income for
 the year ended January
 3, 1998................                                                         $ 3,172
                                                                                 =======

Net income..............    --         --     19,704         --       19,704     $19,704
Foreign currency
 translation
 adjustments, net of
 income taxes of $(800).    --         --        --        1,338       1,338       1,338
Unrealized holding
 (loss) on marketable
 securities, net of
 income tax benefit of
 $0.....................    --         --        --           (7)         (7)         (7)
                           ----   --------  --------     -------    --------     -------
Balance--January 2,
 1999...................   $320   $243,662  $(19,651)    $(4,206)   $220,125
                           ====   ========  ========     =======    ========
Comprehensive income for
 the year ended January
 2, 1999................                                                         $21,035
                                                                                 =======


                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                 For the Fiscal Years Ended
                                             ----------------------------------
                                             January 2, January 3, December 28,
                                                1999       1998        1996
                                             ---------- ---------- ------------
Operating activities
 Net income.................................  $ 19,704   $ 15,428    $    890
 Adjustments to reconcile net income to net
  cash
  provided by operating activities:
 Extraordinary item, net of income tax ben-
  efit......................................     2,728     12,005      13,932
 Cumulative effect of change in accounting
  principle, net of
  income tax benefit........................     1,511        --          --
 Depreciation and amortization expense......    59,325     40,312      36,767
 Foreign currency transaction (gains) loss-
  es, net...................................       806       (452)      2,955
 Gain on marketable securities classified
  as trading, net...........................       --     (11,880)        --
 Provision for losses on accounts receiv-
  able and price concessions................     6,860      7,337       9,060
 Provision for deferred income taxes........      (585)     5,985       7,831
 Changes in operating assets and liabili-
  ties, net of effect of acquisitions:
   Accounts receivable......................     4,760    (19,157)    (11,966)
   Inventories..............................       697     (6,453)     (6,353)
   Accounts payable and accrued expenses....   (16,098)    (4,304)     (5,860)
   Other, net...............................    (5,634)   (20,459)    (11,159)
                                              --------   --------    --------
     Net cash provided by operating activi-
      ties..................................    74,074     18,362      36,097
Investing activities
 Purchases of property, plant and equip-
  ment......................................   (90,096)   (60,144)    (26,739)
 Purchases of marketable securities classi-
  fied as available for sale................   (16,672)   (15,251)    (22,879)
 Proceeds from sales of marketable securi-
  ties classified as
  available for sale........................    24,485     17,003      16,713
 Acquisition of businesses, net of cash ac-
  quired....................................   (47,423)  (429,559)    (52,466)
 Proceeds from sale of assets, net of can-
  celed subordinated advance................   323,524        --          --
 Minority interest..........................   (54,730)       --          --
 Other, net.................................    (7,745)    (3,950)     (1,051)
                                              --------   --------    --------
     Net cash provided by (used in) invest-
      ing activities........................   131,343   (491,901)    (86,422)
Financing activities
 Issuance of common stock, net of costs in-
  curred....................................       --         --      190,838
 Proceeds from debt.........................   621,481    906,791     308,277
 Payments of debt...........................  (804,361)  (402,282)   (375,989)
 Issuance of redeemable preferred stock and
  warrants..................................       --         --       10,000
 Redemption of preferred stock..............       --         --      (57,359)
 Loan acquisition costs, net................   (11,560)   (18,556)    (11,376)
                                              --------   --------    --------
     Net cash (used in) provided by financ-
      ing activities........................  (194,440)   485,953      64,391
Effect of exchange rate changes on cash.....    (2,859)       189       5,433
                                              --------   --------    --------
     Net increase in cash and equivalents...     8,118     12,603      19,499
     Cash and equivalents at beginning of
      year..................................    50,190     37,587      18,088
                                              --------   --------    --------
     Cash and equivalents at end of year....  $ 58,308   $ 50,190    $ 37,587
                                              ========   ========    ========
Noncash investing and financing activities
 Cumulative dividends on redeemable pre-
  ferred stock and accretion................  $    --    $    --     $  3,020
 Approximate 19.97 to 1 stock split.........       --         --          194
 Cancellation of subordinated advance.......   141,000        --          --
Supplemental information
 Cash paid for interest, net of amounts
  capitalized...............................    68,725     39,120      37,323
 Cash paid for income taxes.................    13,498      7,419       6,602
Acquisition of businesses
 Fair value of assets acquired..............    48,453    391,920      61,946
 Fair value of assets acquired--held for
  disposition...............................       --     464,524         --
 Liabilities assumed and incurred...........    (1,030)  (426,885)     (9,480)
 Acquisition of businesses, net of cash ac-
  quired....................................    47,423    429,559      52,466

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

 Description of Business

  Polymer Group, Inc. (the "Company"), a manufacturer and marketer of nonwoven and oriented polyolefin products, operates in four business segments which include hygiene, medical, wiping and industrial and specialty products. The Company operates manufacturing facilities located in the United States, Canada, Mexico, The Netherlands, France, Germany, England, and a joint venture in Argentina. The Company's fiscal year end is the Saturday closest to the last day in December. There were 52 weeks in fiscal year 1998 and 53 weeks in fiscal year 1997.

 Basis of Presentation and Use of Estimates

  The accompanying consolidated financial statements of the Company are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method.

 Revenue Recognition

  Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.

 Cash Equivalents and Interest Income

  Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents. Interest and other income approximated $5.1, $2.4 and $1.9 million during 1998, 1997 and 1996, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest and other income and capitalized interest.

 Marketable Securities

  The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on the specific identification basis, are included in the determination of net income. As of January 3, 1998, the Company's marketable securities were invested in equity securities with a market value of approximately $7.8 million, and were designated as available for sale.

 Accounts Receivable and Concentration of Credit Risks

  Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit

                              POLYMER GROUP, INC.

evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $7.6 and $5.5 million at January 2, 1999 and January 3, 1998, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. Johnson & Johnson ("J&J") and The Procter & Gamble Company ("P&G") each accounted for approximately 17% of the Company's sales in 1998. In 1997, J&J and P&G accounted for approximately 26% and 16%, respectively, of the Company's sales. In 1996, J&J and P&G accounted for approximately 29% and 14%, respectively, of the Company's sales.

 Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of January 2, 1999 and January 3, 1998 consist of the following:

                                                                 1998    1997
                                                                ------- -------
                                                                (In Thousands)
      Finished goods........................................... $51,595 $48,769
      Work in process and stores and maintenance parts.........  12,126  11,201
      Raw materials............................................  35,099  34,158
                                                                ------- -------
                                                                $98,820 $94,128
                                                                ======= =======

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized approximately $4.2, $1.6 and $0.8 million of interest costs during 1998, 1997 and 1996, respectively.

 Intangibles and Loan Acquisition Costs

  Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. Loan acquisition costs relating to long-term debt are amortized over the term of the related debt. The Company continually reviews the recoverability of the carrying value of these assets in accordance with Statement of Financial Accounting Standard No 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the intangible assets are written down, followed by the other long-lived assets, to fair value. FAS 121 write-downs have not been material to the Company's financial condition or results of operations.

 Derivatives

  The Company does not use derivative financial instruments for trading purposes. Such products are used only to manage well-defined interest rate and certain foreign currency risks, as discussed

                              POLYMER GROUP, INC.

below. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company entered into a London Interbank Offered Rate ("LIBOR")-based interest rate cap agreement during 1996. The agreement provides for a notional amount of $100.0 million which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 1998, such amount did not exceed 9%.

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

  Charges to expense in 1998, 1997 and 1996 related to derivative products were not significant.

  In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2000. The Company does not believe the adoption of FAS 133 to have a material impact on the Company's financial position or results of operations.

 Fair Value of Financial Instruments

  The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, marketable securities, accounts receivable, other assets, accounts payable and derivative financial instruments are reasonable estimates of their fair values. The contract amounts of outstanding letters of credit approximate their fair value. Fair value of the Company's long-term debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and remaining maturities and other independent valuation methodologies. The estimated fair value of debt at January 2, 1999 and January 3, 1998 was $860.0 million and $1.2 billion, respectively.

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

                              POLYMER GROUP, INC.

 Research and Development

  The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $13.2, $9.6 and $6.9 million of research and development expense during 1998, 1997 and 1996, respectively.

 Foreign Currency Translation

  All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. Foreign currency transaction gains and losses are included in determining net income.

 Comprehensive Income

  Comprehensive income is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Cumulative foreign currency translation adjustments and unrealized gain (loss) on marketable securities are as follows:

                                                       1998     1997     1996
                                                      -------  -------  ------
                                                          (In Thousands)
Cumulative foreign currency translation adjustments.. $(4,206) $(5,544) $6,790
Cumulative unrealized gain (loss) on marketable
 securities..........................................     --         7     (71)
                                                      -------  -------  ------
Accumulated other comprehensive income............... $(4,206) $(5,537) $6,719
                                                      =======  =======  ======

 Start-Up Activities

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP"). The SOP is effective beginning on January 1, 1999, and requires that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP.

Note 2. Acquisitions

  On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textiles Inc. ("Dominion") for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition was accounted for in 1997 using the purchase method of accounting and was financed with bridge financing of approximately $425.9 million.

                              POLYMER GROUP, INC.

  On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding-up". All assets of Dominion were transferred to DTA, all liabilities were assumed by DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold to Galey & Lord, Inc. for approximately $464.5 million, and the Company acquired (the "Nonwovens Acquisition") the assets and liabilities that comprised the nonwovens and industrial fabrics operations (the "Nonwovens Business") for approximately $351.6 million, including fees and expenses. Concurrently, Dominion Textile
(USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding 8.875% Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding Guaranteed Senior Notes due 2006. In connection with the Nonwovens Acquisition and related transactions, the Company also amended its senior secured credit facility to provide for $125.0 million in term loans. The Company used borrowings under the credit facility, as amended, to finance the purchase of the Nonwovens Business and repay the bridge financing indicated above.

  Net assets of the apparel business of Dominion were classified as assets held for disposition on the Company's consolidated balance sheet at January 3, 1998. No gain or loss was recognized on the sale of the apparel fabrics business and operating results of this business have been excluded from the Company's results of operations while results of the Nonwovens Business have been included in the Company's results for the full year of 1998.

  The following pro forma information for fiscal 1997 is based on historical financial statements of the Company, the Nonwovens Business adjusted to give effect to the Nonwovens Acquisition and refinancings undertaken during 1997 as if these events occurred on December 29, 1996. The unaudited pro forma financial information includes the results of a business acquired by the Company in the third quarter of 1997, which is not independently significant for disclosure purposes. In accordance with the purchase method of accounting, the purchase price for the Nonwovens Acquisition was allocated to the underlying assets based on their respective fair values at the date of acquisition. The accompanying pro forma data does not purport to represent what the Company's results of operations would have been had the Nonwovens Acquisition and the refinancings consummated in 1997 actually occurred at the beginning of the respective period, or project the Company's results of operations for any future periods:

                                                                   1997
                                                           ---------------------
                                                           (In Thousands, Except
                                                              Per Share Data)
   Net sales..............................................       $748,832
   Income before extraordinary item.......................         18,247
   Net income.............................................          6,242
   Per share--basic and diluted:
     Income before extraordinary item.....................       $    .57
     Net income...........................................       $    .19

  On March 16, 1998, the Company completed the acquisition (the "Oriented Polymer Acquisition") of a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products for approximately $47.4 million in a transaction accounted for by the purchase method of accounting. Results of this business have been included in the Company's results of operations since the date of acquisition. Supplemental pro forma information for the Oriented Polymer Acquisition is not presented because the acquisition was not material to the consolidated results of operations.

                              POLYMER GROUP, INC.

Note 3. Property, Plant and Equipment

  Property, plant and equipment as of January 2, 1999 and January 3, 1998, consist of the following:

                                                               1998      1997
                                                             --------  --------
                                                              (In Thousands)
      Cost:
        Land................................................ $ 11,687  $  9,288
        Buildings and land improvements.....................  131,453   111,031
        Machinery, equipment and other......................  618,366   527,257
        Construction in progress............................   59,412    50,228
                                                             --------  --------
                                                              820,918   697,804
      Less accumulated depreciation......................... (135,909)  (91,544)
                                                             --------  --------
                                                             $685,009  $606,260
                                                             ========  ========

  Depreciation charged to expense was $47.8, $31.2 and $27.2 million during 1998, 1997 and 1996, respectively.

Note 4. Intangibles and Loan Acquisition Costs

  Intangibles and loan acquisition costs as of January 2, 1999 and January 3, 1998 consist of the following:

                                                               1998      1997
                                                             --------  --------
                                                              (In Thousands)
      Cost:
        Goodwill............................................ $217,980  $187,026
        Supply agreement....................................   13,431    13,431
        Proprietary technology..............................   24,100    24,100
        Loan acquisition costs and other....................   30,159    28,801
                                                             --------  --------
                                                              285,670   253,358
      Less accumulated amortization.........................  (32,576)  (23,967)
                                                             --------  --------
                                                             $253,094  $229,391
                                                             ========  ========

  Amortization charged to expense was $11.5, $9.2 and $9.6 million during 1998, 1997 and 1996, respectively. The increase in goodwill between 1998 and 1997 results from the Company's recent acquisitions.

Note 5. Accrued Liabilities

  Accrued liabilities as of January 2, 1999 and January 3, 1998, consist of the following:

                                                               1998      1997
                                                             --------  --------
                                                              (In Thousands)
      Interest payable...................................... $  6,769  $  7,377
      Salaries, wages and other fringe benefits.............   13,965    13,813
      Other.................................................   16,524    30,943
                                                             --------  --------
                                                             $ 37,258  $ 52,133
                                                             ========  ========

                              POLYMER GROUP, INC.

  During 1995, management adopted a plan to relocate manufacturing equipment, corporate offices and certain equipment used in an acquired business' research and development activities to other sites in the United States. Accordingly, the Company provided for accrued restructuring costs of approximately $17.9 million at the time of the acquisition. During 1998, the Company completed its restructuring plan and accordingly at January 2, 1999, no remaining accrual existed.

Note 6. Commitments and Contingencies

 Leases

  The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $4.7, $1.7 and $2.4 million in 1998, 1997 and 1996, respectively. Rental income approximated $1.7, $0.6 and $2.2 million in 1998, 1997 and 1996, respectively. The approximate net minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 2, 1999 are:

                                                               Lease
                                                      Gross     and       Net
                                                     Minimum    Sub-    Minimum
                                                      Rental   Lease     Rental
                                                     Payments (Income)  Payments
                                                     -------- --------  --------
                                                           (In Thousands)
      1999.......................................... $ 5,504  $ (1,720)  $3,784
      2000..........................................   4,912    (1,782)   3,130
      2001..........................................   4,545    (1,822)   2,723
      2002..........................................   3,508    (1,710)   1,798
      2003..........................................   2,706    (1,650)   1,056
      Thereafter....................................   2,162   (11,194)  (9,032)
                                                     -------  --------   ------
                                                     $23,337  $(19,878)  $3,459
                                                     =======  ========   ======

 Purchase Commitments

  At January 2, 1999, the Company had commitments of approximately $53.8 million related to the purchase of raw materials and converting services and $18.6 million related to capital projects.

 Collective Bargaining Agreements

  At January 2, 1999, the Company had a total of approximately 3,800 employees worldwide. Of this total, approximately 1,470 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 18% of the Company's labor force is covered by collective bargaining agreements which will expire within one year.

 Environmental

  The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with environmental requirements and does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise.

                              POLYMER GROUP, INC.

Note 7. Debt

  Long-term debt as of January 2, 1999 and January 3, 1998, consists of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
Senior subordinated notes, due July 2007,
 interest rate 9%, subject to redemption at
 any time on or after July 1, 2002 at the
 option of the Company based on certain
 redemption prices (a)...................................... $400,000  $400,000
Senior subordinated notes, due March 2008,
 interest rate 8.75%, subject to redemption
 on or after March 1, 2003 at the option of the
 Company based on certain redemption
 prices (a)(c)..............................................  200,000       --
Revolving credit facility, due June 2003, interest
 at rates ranging from 7.88% to 8.75%, interest
 rates for U.S. dollar loans are based on LIBOR;
 Canadian dollar loans are based on Canadian base
 rates and Dutch guilder loans are based on Eurocurrency
 rates (b)(c)...............................................  136,064    61,569
Term loan, due December 2005, interest
 rate 8.13% (b)(c)..........................................  124,000       --
DT USA guaranteed senior notes due
 November 2003, interest rate
 8.875%(d)..................................................    4,505   153,288
DT USA guaranteed senior notes due April
 2006, interest rate 9.25% (d)..............................      337   128,052
Other.......................................................    7,391     8,460
                                                             --------  --------
                                                              872,297   751,369
Less: Unamortized debt discount.............................   (5,798)   (6,233)
                                                             --------  --------
                                                              866,499   745,136
Less: Current maturities ...................................   (3,070)   (3,276)
                                                             --------  --------
                                                             $863,429  $741,860
                                                             ========  ========

--------
(a) Unsecured obligations guaranteed by all of the Company's direct and indirect domestic subsidiaries. If a change in control occurs, the notes are subject to redemption at a price equal to 101% of the principal amount held at the option of the holder. As of January 2, 1999, the Company was in compliance with covenant provisions associated with the senior subordinated notes, which includes restrictions on the payment of dividends.
(b) The Company's credit facility, amended in January 1998, provides for senior revolving credit borrowings with aggregate commitments of up to $325.0 million and a term loan of $125.0 million. Subject to certain terms and conditions, a portion of the credit facility may be used for letters of credit. As of January 2, 1999, the Company had outstanding letters of credit of approximately $8.7 million and unused commitments of approximately $180.3 million under the credit facility. Commitment fees under the credit facility are generally equal to a percentage of the daily unused amount of such commitment. The credit facility contains covenants customary for financings of this type, which the Company was in compliance with as of January 2, 1999.

                              POLYMER GROUP, INC.

(c) Loan acquisition costs, including commitment fees, approximated $11.6 million and $18.6 million in 1998 and 1997, respectively.
(d) In January 1998, DT USA purchased approximately $145.6 million of its $150.0 million outstanding 8.875% notes, and at the same time purchased approximately $124.5 million of its $125.0 million outstanding 9.25% notes. The Company received short-term bridge financing to consummate the acquisition of Dominion of approximately $425.9 million, at a weighted average interest rate of 9.5%, which was either repaid or canceled in January 1998. As part of the short-term bridge financing, $69.0 million was received from ZB Holdings, Inc. ("ZB Holdings"), an entity affiliated with the Company. This amount, including interest of approximately $0.6 million, was repaid during January 1998. The Company maintains restricted cash of $4.8 million to retire the remaining DT USA notes. This restricted cash is classified as part of other noncurrent assets on the Company's Consolidated Balance Sheet at January 2, 1999.

  Long-term debt maturities consist of the following (in thousands):

      1999.............................................................. $ 3,070

      2000..............................................................   2,296

      2001..............................................................   2,035

      2002..............................................................   2,092

      2003.............................................................. 142,595

      Thereafter........................................................ 714,411

                              POLYMER GROUP, INC.

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

                     Condensed Consolidating Balance Sheet
                             As of January 2, 1999

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The     Reclassifications
         ASSETS           Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
         ------           ------------ ------------ ---------- ----------------- ------------
Cash and equivalents....   $   19,476    $ 31,066   $    7,766    $       --      $   58,308
Accounts receivable,
 net....................       52,118      51,840          --             --         103,958
Inventories.............       47,433      50,568          --             819         98,820
Other...................       26,684       9,215       13,746            --          49,645
                           ----------    --------   ----------    -----------     ----------
    Total current
     assets.............      145,711     142,689       21,512            819        310,731
Due from affiliates.....      823,183       8,021      210,560     (1,041,764)           --
Investment in
 subsidiaries...........      420,485      75,133      777,009     (1,272,627)           --
Property, plant and
 equipment, net.........      476,341     208,346          322            --         685,009
Intangibles and loan
 acquisition costs, net.      156,516      66,861       26,426          3,291        253,094
Other...................       12,600      19,772        2,061           (300)        34,133
                           ----------    --------   ----------    -----------     ----------
    Total assets........   $2,034,836    $520,822   $1,037,890    $(2,310,581)    $1,282,967
                           ==========    ========   ==========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  ---------------------
Accounts payable,
 accrued liabilities and
 other .................   $   50,110    $ 39,106   $    6,240    $      (251)    $   95,205
Current portion of long-
 term debt..............          899       1,171        1,000            --           3,070
                           ----------    --------   ----------    -----------     ----------
    Total current
     liabilities........       51,009      40,277        7,240           (251)        98,275
Due to affiliates.......      841,138     171,767       28,543     (1,041,448)           --
Long-term debt, less
 current portion........        4,842      33,076      825,511            --         863,429
Deferred income taxes
 and other..............       53,566      40,596        6,679            297        101,138
Shareholders' equity....    1,084,281     235,106      169,917     (1,269,179)       220,125
                           ----------    --------   ----------    -----------     ----------
    Total liabilities
     and
     shareholders' equity  $2,034,836    $520,822   $1,037,890    $(2,310,581)    $1,282,967
                           ==========    ========   ==========    ===========     ==========

                              POLYMER GROUP, INC.

                     Condensed Consolidating Balance Sheet
                             As of January 3, 1998

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The    Reclassifications
         ASSETS           Subsidiaries SubsidiarieS Company  and Eliminations  Consolidated
         ------           ------------ ------------ -------- ----------------- ------------
Cash and equivalents....   $    8,721   $   37,752  $  3,717    $       --      $   50,190
Marketable securities...          --           --      7,754            --           7,754
Accounts receivable,
 net....................       42,281       65,047       --             --         107,328
Inventories.............       40,324       54,164       --            (360)        94,128
Due from affiliates.....           66        2,223       --          (2,289)           --
Assets held for
 disposition, net.......          --       464,524       --             --         464,524
Other...................       22,367        6,004     1,482          1,293         31,146
                           ----------   ----------  --------    -----------     ----------
    Total current
     assets.............      113,759      629,714    12,953         (1,356)       755,070
Due from affiliates.....      436,795        1,884   508,249       (946,928)           --
Investment in
 subsidiaries...........      273,967       11,553   410,893       (684,860)        11,553
Property, plant and
 equipment, net.........      302,905      303,010       --             345        606,260
Intangibles and loan
 acquisition costs, net
 .......................       29,773      180,319    14,767          4,532        229,391
Other...................        7,443       15,066    12,084         (9,114)        25,479
                           ----------   ----------  --------    -----------     ----------
    Total assets........   $1,164,642   $1,141,546  $958,946    $(1,637,381)    $1,627,753
                           ==========   ==========  ========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable,
 accrued labilities and
 other..................   $   44,000   $   65,226  $  8,853    $   (12,255)    $  105,824
Short-term bridge
 financing..............          --       425,945       --             --         425,945
Current portion of long-
 term debt..............          900        1,376     1,000            --           3,276
                           ----------   ----------  --------    -----------     ----------
    Total current
     liabilities........       44,900      492,547     9,853        (12,255)       535,045
Due to affiliates.......      515,331       99,935   307,398       (922,664)           --
Long-term debt, less
 current portion........        1,150      340,944   424,767        (25,001)       741,860
Deferred income taxes
 and other..............       17,182      125,400     9,152             24        151,758
Shareholders' equity....      586,079       82,720   207,776       (677,485)       199,090
                           ----------   ----------  --------    -----------     ----------
    Total liabilities
     and shareholders'
     equity.............   $1,164,642   $1,141,546  $958,946    $(1,637,381)    $1,627,753
                           ==========   ==========  ========    ===========     ==========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor     Guarantor    The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............  $ 513,057     $305,485       --       $(15,594)       $802,948
Cost of goods sold......    390,752      224,906       --        (15,764)        599,894
                          ---------     --------   -------      --------        --------
    Gross profit........    122,305       80,579       --            170         203,054
Selling, general and
 administrative
 expenses...............     58,882       44,141    (5,646)          122          97,499
                          ---------     --------   -------      --------        --------
    Operating income....     63,423       36,438     5,646            48         105,555
Other expense, net......      7,320       16,198    44,082          (145)         67,455
                          ---------     --------   -------      --------        --------
    Income (loss) before
     income taxes,
     extraordinary item
     and cumulative
     effect of change in
     accounting
     principle..........     56,103       20,240   (38,436)          193          38,100
Income taxes............      6,060        7,465       540            92          14,157
                          ---------     --------   -------      --------        --------
    Income before
     extraordinary item
     and cumulative
     effect of change in
     accounting
     principle..........     50,043       12,775   (38,976)          101          23,943
Extraordinary item......        --        (2,728)      --            --           (2,728)
Cumulative effect of
 change in accounting
 principle..............     (2,072)         151       410           --           (1,511)
Equity in earnings of
 subsidiaries...........        --           --     58,270       (58,270)            --
                          ---------     --------   -------      --------        --------
Net income..............  $  47,971     $ 10,198   $19,704      $(58,169)       $ 19,704
                          =========     ========   =======      ========        ========

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 3, 1998

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............   $354,206     $195,465   $   --       $(14,404)       $535,267
Cost of goods sold......    280,112      136,315        35       (14,404)        402,058
                           --------     --------   -------      --------        --------
    Gross profit........     74,094       59,150       (35)          --          133,209
Selling, general and
 administrative
 expenses...............     47,700       32,967    (6,067)          --           74,600
                           --------     --------   -------      --------        --------
    Operating income....     26,394       26,183     6,032           --           58,609
Other (income) expense,
 net....................     13,941        7,212    (2,986)          --           18,167
                           --------     --------   -------      --------        --------
    Income before income
     taxes and
     extraordinary item.     12,453       18,971     9,018           --           40,442
Income taxes (benefit)..       (785)       3,101    10,693           --           13,009
                           --------     --------   -------      --------        --------
    Income (loss) before
     extraordinary item.     13,238       15,870    (1,675)          --           27,433
Extraordinary item......     (4,587)        (839)   (6,579)          --          (12,005)
Equity in earnings of
 subsidiaries...........        --           --     23,682       (23,682)            --
                           --------     --------   -------      --------        --------
Net income..............   $  8,651     $ 15,031   $15,428      $(23,682)       $ 15,428
                           ========     ========   =======      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Operations
                  For the Fiscal Year Ended December 28, 1996

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The    Reclassifications
                          Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                          ------------ ------------ -------  ----------------- ------------
Net sales...............    $335,477     $187,754   $   --       $ (1,863)       $521,368
Cost of goods sold......     264,027      126,836         1        (1,851)        389,013
                            --------     --------   -------      --------        --------
    Gross profit........      71,450       60,918        (1)          (12)        132,355
Selling, general and
 administrative
 expenses...............      38,281       32,710     (453)         (331)          70,207
                            --------     --------   -------      --------        --------
    Operating income....      33,169       28,208       452           319          62,148
Other expense, net......      11,772       13,806    11,018           --           36,596
                            --------     --------   -------      --------        --------
    Income (loss) before
     income taxes and
     extraordinary item.      21,397       14,402   (10,566)          319          25,552
Income taxes............       4,698        1,659     4,373           --           10,730
                            --------     --------   -------      --------        --------
    Income (loss) before
     extraordinary item.      16,699       12,743   (14,939)          319          14,822
Extraordinary item......     (10,745)         793    (3,980)          --          (13,932)
Equity in earnings of
 subsidiaries...........         --           --     19,809       (19,809)            --
                            --------     --------   -------      --------        --------
Net income..............       5,954       13,536       890       (19,490)            890
Redeemable preferred
 stock dividends and
 accretion..............     (2,551)          --    (3,020)         2,551          (3,020)
                            --------     --------   -------      --------        --------
Income (loss) applicable
 to common stock........    $  3,403     $ 13,536   $(2,130)     $(16,939)       $ (2,130)
                            ========     ========   =======      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------  ----------------- ------------
Net cash provided by
 (used by) operating
 activities.............  $ 120,057    $ (18,608)  $ (42,744)     $  15,369      $  74,074
Investing activities
 Purchases of property,
  plant and equipment...    (55,990)     (34,106)        --             --         (90,096)
 Purchases of marketable
  securities classified
  as available for sale.        --           --      (16,672)           --         (16,672)
 Proceeds from sales of
  marketable securities
  classified as
  available for sale....        --           --       24,485            --          24,485
 Proceeds from sale of
  assets, net of
  canceled
  subordinated advance..        --       323,524         --             --         323,524
 Minority interest......        --       (54,730)        --             --         (54,730)
 Acquisition of
  business, net of cash
  acquired..............    (47,423)         --          --             --         (47,423)
 Intercompany
  transactions,net......   (207,033)     (20,662)   (347,282)       574,977            --
 Other, net.............    220,516      366,430      (3,803)      (590,888)        (7,745)
                          ---------    ---------   ---------      ---------      ---------
Net cash (used in)
 provided by investing
 activities.............    (89,930)     580,456    (343,272)       (15,911)       131,343
Financing activities
 Proceeds from debt.....    281,339        4,674     616,808       (281,340)       621,481
 Payments of debt.......   (298,179)    (571,022)   (216,500)       281,340       (804,361)
 Loan acquisition costs,
  net...................        --           --      (11,560)           --         (11,560)
                          ---------    ---------   ---------      ---------      ---------
Net cash (used in)
 provided by financing
 activities.............    (16,840)    (566,348)    388,748            --        (194,440)
Effect of exchange rate
 changes on cash........     (2,532)      (2,186)      1,317            542         (2,859)
                          ---------    ---------   ---------      ---------      ---------
Net increase (decrease)
 in cash and
 equivalents............     10,755       (6,686)      4,049            --           8,118
Cash and equivalents at
 beginning of year......      8,721       37,752       3,717            --          50,190
                          ---------    ---------   ---------      ---------      ---------
Cash and equivalents at
 end of year............  $  19,476    $  31,066   $   7,766      $     --       $  58,308
                          =========    =========   =========      =========      =========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 3, 1998

                                    Combined
                         Combined     Non-       The     Reclassifications
                         Guarantor  Guarantor  Company   and Eliminations  Consolidated
                         ---------  ---------  --------  ----------------- ------------
Net cash provided by
 operating
 activities............. $ 52,917   $ 29,290   $ 18,763      $(82,608)       $ 18,362
Investing activities
   Purchases of
   property, plant and
    equipment...........  (50,933)    (9,208)        (3)          --          (60,144)
  Purchases of
   marketable securities
   classified as
   available for sale...      --         --     (15,251)          --          (15,251)
  Proceeds from sales of
   marketable securities
   classified as
   available for sale...      --         --      17,003           --           17,003
  Acquisition of
   business, net of cash
   acquired.............      --    (424,645)    (4,914)          --         (429,559)
  Other, net............      --      (3,554)      (396)          --           (3,950)
                         --------   --------   --------      --------        --------
Net cash (used in)
 investing activities...  (50,933)  (437,407)    (3,561)          --         (491,901)
Financing activities
   Proceeds from debt...   19,675     28,478    432,693           --          480,846
  Proceeds from short-
   term bridge
   financing............      --     425,945        --            --          425,945
  Payments of debt...... (160,675)   (69,682)  (171,925)          --         (402,282)
  Intercompany
   transactions, net....  131,425     46,496   (260,529)       82,608             --
  Loan acquisition
   costs, net...........      (17)    (3,622)   (14,917)          --          (18,556)
                         --------   --------   --------      --------        --------
Net cash (used in)
 provided by financing
 activities.............   (9,592)   427,615    (14,678)       82,608         485,953
Effect of exchange rate
 changes on cash........      --         --         189           --              189
                         --------   --------   --------      --------        --------
Net (decrease) increase
 in cash and
 equivalents............   (7,608)    19,498        713           --           12,603
Cash and equivalents at
 beginning of year......   16,329     18,254      3,004           --           37,587
                         --------   --------   --------      --------        --------
Cash and equivalents at
 end of year............ $  8,721   $ 37,752   $  3,717      $    --         $ 50,190
                         ========   ========   ========      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                  For the Fiscal Year Ended December 28, 1996

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The    Reclassifications
                          Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                          ------------ ------------ -------  ----------------- ------------
Net cash provided by
 operating activities...    $ 31,224     $17,997    $ 3,580      $(16,704)       $ 36,097
Investing activities
  Purchases of property,
   plant and equipment..     (13,029)    (11,569)    (2,141)          --          (26,739)
  Purchases of
   marketable securities
   classified as
   available for sale...         --          --     (22,879)          --          (22,879)
  Proceeds from sales of
   marketable securities
   classified as
   available for sale...         --          --      16,713           --           16,713
  Acquisition of
   businesses, net of
   cash acquired........         --          --     (52,466)          --          (52,466)
  Other, net............        (520)        --        (531)          --           (1,051)
                            --------     -------    -------      --------        --------
Net cash (used in)
 investing activities...     (13,549)    (11,569)   (61,304)          --          (86,422)
Financing activities
  Issuance of common
   stock, net of costs
   incurred.............         --          --     190,838           --          190,838
  Proceeds from debt....     165,900      75,377     67,000           --          308,277
  Payments of debt......    (323,863)       (126)   (52,000)          --         (375,989)
  Issuance of redeemable
   preferred stock......         --          --      10,000           --           10,000
  Redemption of
   preferred stock......         --          --     (57,359)          --          (57,359)
  Intercompany
   transactions, net....     151,691     (71,487)   (96,908)       16,704             --
  Loan acquisition
   costs, net...........      (3,669)     (1,145)    (6,562)          --          (11,376)
                            --------     -------    -------      --------        --------
Net cash (used in)
 provided by financing
 activities.............      (9,941)      2,619     55,009        16,704          64,391
Effect of exchange rate
 changes on cash........         --          --       5,433           --            5,433
                            --------     -------    -------      --------        --------
Net increase in cash and
 equivalents............       7,734       9,047      2,718           --           19,499
Cash and equivalents at
 beginning of year......       8,595       9,207        286           --           18,088
                            --------     -------    -------      --------        --------
Cash and equivalents at
 end of year............    $ 16,329     $18,254    $ 3,004      $    --         $ 37,587
                            ========     =======    =======      ========        ========

                              POLYMER GROUP, INC.

Note 9. Income Taxes

  Significant components of the provision for income taxes are as follows:

                                                            Fiscal Year
                                                       -----------------------
                                                        1998     1997    1996
                                                       -------  ------  ------
                                                          (In Thousands)
Current:
  Federal and state .................................. $ 8,864  $  315  $  --
  Foreign.............................................   5,878   6,709   2,899
Deferred:
  Federal and state ..................................  (1,464)  7,108   8,324
  Foreign.............................................     879  (1,123)   (493)
                                                       -------  ------  ------
Income tax before extraordinary item and cumulative
 effect of
 change in accounting principle ......................  14,157  13,009  10,730
Income tax benefit from:
  Cumulative effect of change in accounting principle.    (907)    --      --
  Extraordinary item, loss from early extinguishment
   of debt ...........................................     --   (5,959) (7,492)
                                                       -------  ------  ------
Total income tax expense ............................. $13,250  $7,050  $3,238
                                                       =======  ======  ======

  The Company's provision for income taxes in 1998 includes the benefit of utilizing net operating loss carryforwards of approximately $5.4 million. At January 2, 1999, the Company had: (i) operating loss carryforwards of approximately $0.7 million for federal income tax purposes expiring in the years 2003-2010; (ii) Canadian capital loss carryforwards of approximately $3.7 million and Canadian operating loss carryforwards of approximately $9.4 million expiring in the years 2004-2005; (iii) French net operating loss carryforwards of approximately $0.8 million which expire in 2003; and (iv) operating loss carryforwards of approximately $1.0 million which begin to expire in 2002 related to its Mexican operation. No accounting recognition has been given to the potential income tax benefit related to the U.S., Canadian and Mexican operating loss carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries which are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. However, in 1996, the Company provided approximately $3.5 million for income taxes related to the distribution of earnings from certain of its foreign operations which are not considered to be retained indefinitely for reinvestment. Significant components of the Company's deferred tax assets and liabilities as of January 2, 1999 and January 3, 1998 are as follows:

                                                                    1998   1997
                                                                   ------ ------
                                                                        (In
                                                                    Thousands)
Deferred tax assets:
  Provision for restructuring..................................... $  917 $  869
  Inventory capitalization and allowances.........................  3,383    --
  U.S. net operating loss carryforward............................    241  5,883
  Foreign net operating loss and capital loss carryforwards.......  3,046  3,603
  Tax credits.....................................................  3,379    --
  Foreign tax credits.............................................  7,459  3,359
  Other...........................................................  1,098  5,557
                                                                   ------ ------
    Total deferred tax assets..................................... 19,523 19,271

                              POLYMER GROUP, INC.

                                                              1998      1997
                                                            --------  --------
                                                             (In Thousands)
  Valuation allowance......................................   (4,848)   (5,927)
                                                            --------  --------
Net deferred tax assets....................................   14,675    13,344
Deferred tax liabilities:
  Depreciation and amortization............................  (51,089)  (26,548)
  Basis difference on fixed assets.........................  (28,667)  (52,207)
  Other, net...............................................   (3,542)   (3,742)
                                                            --------  --------
    Total deferred tax liabilities.........................  (83,298)  (82,497)
                                                            --------  --------
    Net deferred tax liabilities........................... $(68,623) $(69,153)
                                                            ========  ========

  Taxes on income are based on earnings before taxes as follows:

                                                               Fiscal Year
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                             (In Thousands)
      Domestic.........................................  $16,233 $18,688 $11,018
      Foreign..........................................   21,867  21,754  14,534
                                                         ------- ------- -------
                                                         $38,100 $40,442 $25,552
                                                         ======= ======= =======

  The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                           Fiscal Year
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
                                                          (In Thousands)
      Computed tax expense at statutory rate........  $13,335  $14,155  $8,943
      Goodwill and other............................    2,307      --      --
      Valuation allowance...........................   (1,999)  (2,387)    418
      Withholding taxes.............................      --       471     964
      Effect of foreign operations, net.............      173      314     347
      Other, net....................................      341      456      58
                                                      -------  -------  ------
      Provision for income taxes before
       extraordinary item and cumulative effect of
       change in accounting principle...............   14,157   13,009  10,730
      Income tax benefit related to cumulative
       effect of change in accounting principle and
       extraordinary item...........................     (907)  (5,959) (7,492)
                                                      -------  -------  ------
      Provision for income taxes....................  $13,250  $ 7,050  $3,238
                                                      =======  =======  ======

Note 10. Stock Option and Employee Stock Purchase Plans

 Stock Option Plan

  In connection with the IPO, the Company adopted the 1996 Key Employee Stock Option Plan ("1996 Plan"). The 1996 Plan is administered by the Stock Option Committee, which is composed of non-management members of the Company's Board who are appointed by the Board. Any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to

                              POLYMER GROUP, INC.

participate in the 1996 Plan. The Stock Option Committee selects the participants and determines the terms and conditions of the options. The 1996 Plan provides for the issuance of options covering 1,500,000 shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQOs") as the Stock Option Committee may determine. The 1996 Plan provides that the option price shall not be less than the fair value of the shares at the date of grant and that such options vest in equal 20% increments over five years. The options expire three years after the date that such portion became vested and exercisable. The options were not considered in the calculation of diluted earnings per share as their effect was antidilutive; however, these options could have a dilutive effect in future years. The following table summarizes the transactions of the 1996 Plan for the three year period ended January 2,1999:

                                                                        Weighted
                                                               Number   Average
                                                                 of     Exercise
                                                               Shares    Price
                                                               -------  --------
Unexercised options outstanding--December 28, 1996............ 130,330  $ 18.00
  Granted..................................................... 595,000    14.25
  Exercised...................................................     --       --
  Forfeited...................................................  (5,555)   18.00
  Expired/canceled............................................     --       --
                                                               -------  -------
Unexercised options outstanding--January 3, 1998.............. 719,775    14.90
  Granted.....................................................     --       --
  Exercised...................................................     --       --
  Forfeited................................................... (65,555)   14.91
  Expired/canceled............................................     --       --
                                                               -------  -------
Unexercised options outstanding--January 2, 1999.............. 654,220  $ 14.90
                                                               =======  =======
Exercisable options:
  December 28, 1996...........................................     --       --
  January 3, 1998............................................. 143,955  $ 14.90
  January 2, 1999............................................. 261,688    14.90
Shares available for future grant............................. 845,780

  At January 2, 1999, the exercise price of the outstanding options ranges from $14.25 to $18.00 and the weighted average remaining contractual life of the outstanding options is 3.2 years.

  In connection with the IPO, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the Company's financial statements for the 1996 Plan. In accordance with FAS 123, the fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for both 1998 and 1997; dividend yield of 0.0%; expected volatility of 0.56; risk-free interest rate of 6.1% and weighted average expected lives of 5 years. Had compensation cost for the Company's 1996 Plan been determined based on the fair value at the grant date for such awards in 1998, 1997 and 1996, respectively, consistent with the provisions of FAS 123, the Company's net income available to common shareholders and net income per common share would have been reduced to the pro forma amounts indicated below.

                              POLYMER GROUP, INC.

                                                     Fiscal year
                                        --------------------------------------
                                            1998         1997         1996
                                        ------------ ------------ ------------
                                        (In Thousands, Except Per Share Data)
Net income (loss) available to common
 shareholders-basic and diluted:
  As reported ......................... $     19,704 $     15,428 $     (2,130)
  Pro forma ...........................       19,033       15,075       (2,228)
Net income (loss) per common share
 basic and diluted:
  As reported.......................... $        .62 $        .48 $       (.08)
  Pro forma ...........................          .59          .47         (.08)
Weighted average fair value per option
 granted under the
 1996 Plan during the respective years
 ...................................... $        --  $       7.79 $       9.72

  The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

 Employee Stock Purchase Plan

  At the beginning of fiscal 1997, the Company adopted the Stock Purchase Plan for Employees of Polymer Group, Inc. ("Purchase Plan") which allows employee participants to purchase common stock of the Company through payroll deductions. The Purchase Plan is administered by a third party and all administrative costs of the Purchase Plan are covered by the Company. In accordance with the Purchase Plan, share purchases by the administrator are made at the fair value of the Company's common stock on the date of purchase. The cost of the Purchase Plan was not material during 1998 or 1997.

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

  As a result of the IPO, the Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share, 3,000,000 shares of non-voting common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain regulatory limitations, the non-voting common stock is convertible on a one-for-one basis into common stock at the option of the holder. The Company's Board may, without further action by Polymer Group's shareholders, direct the issuance of shares of preferred stock and may determine the rights, preferences, conversion features, dividend rate (including whether such dividend shall be cumulative or noncumulative) and limitations of each issue. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for common dividends. Holders of shares of preferred stock may be entitled to receive a preference before any payment is made to common shareholders.

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

                              POLYMER GROUP, INC.

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

Note 12. Disclosures about Pension and Postretirement Plans

  The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover substantially all of their non-union employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

                                                               Postretirement
                                           Pension Benefits         Plans
                                           ------------------  ----------------
                                             1998      1997     1998     1997
                                           --------  --------  -------  -------
                                                    (In Thousands)
Benefit obligation at beginning of year..  $(42,928) $(31,423) $(5,561) $(3,901)
Service costs............................    (1,827)   (1,566)     (72)    (107)
Interest costs...........................    (3,098)   (1,813)    (360)    (203)
Participant contributions................       250       245      --       --
Plan amendments..........................    (1,920)      --       --       --
Actuarial (loss).........................    (1,907)     (396)    (868)     --
Currency translation adjustment and
 other...................................      (665)    5,195      181      --
Acquisition..............................       --    (13,466)     --    (3,197)
Benefit payments.........................     5,663       296      413       23
Curtailments.............................       --        --       --     1,824
Settlements..............................    (1,432)      --       --       --
                                           --------  --------  -------  -------
Benefit obligation at end of year........  $(47,864) $(42,928) $(6,267) $(5,561)
                                           --------  --------  -------  -------
Fair value of plan assets at beginning of
 year....................................  $ 57,683  $ 39,297  $   --   $   --
Actual return on plan assets.............     2,214     3,352      --       --
Acquisition..............................       --     20,149      --       --
Employer contribution....................     2,303     1,448     (413)     (23)
Plan participants' contributions.........       250       245      --       --
Plan amendments..........................       --        --       --       --
Benefit payments.........................    (7,763)     (296)     413       23
Currency translation adjustment and
 other...................................       561    (6,512)     --       --
Divestitures and settlements.............      (672)      --       --       --
                                           --------  --------  -------  -------
Fair value of plan assets at end of year.  $ 54,576  $ 57,683  $   --   $   --
                                           --------  --------  -------  -------
Funded status at year-end................  $  6,712  $ 14,755  $(6,267) $(5,561)
Unrecognized transition net (liability)..       (60)     (169)     --       --
Unrecognized transition net gain/(loss)..     2,814    (2,412)     264      --
Unrecognized prior service cost..........       417       --       --       --
Currency translation adjustment and
 other...................................     1,221       --       --       --
                                           --------  --------  -------  -------
Prepaid (accrued) benefit cost...........  $ 11,104  $ 12,174  $(6,003) $(5,561)
                                           ========  ========  =======  =======

                              POLYMER GROUP, INC.

                               Pension Benefits           Postretirement Plans
                          -----------------------------  -------------------------
                            1998      1997      1996        1998     1997   1996
                          --------  --------  ---------  ----------  ------ ------
                                 (In Thousands, Except Percent Data)
Components of net
 periodic benefit cost:
  Current service costs.   $ 1,827   $ 1,566    $ 1,523        $ 72  $ 107  $ 169
  Interest costs on
   projected benefit
   obligation and other.     3,098     1,813      1,673         360    203    238
  Return on plan assets.    (2,943)   (2,659)    (2,158)        --     --     --
  Net amortization of
   transition obligation
   and other............    (1,512)      (26)       (52)        --     --     --
                          --------  --------  ---------  ----------  -----  -----
  Periodic benefit cost,
   net..................   $   470   $   694    $   986        $432  $ 310  $ 407
                          ========  ========  =========  ==========  =====  =====
Weighted average assump-
 tion rates:
  Return on plan assets.   6.5-9.0%  6.5-9.0%  6.5-13.0%        --     --     --
  Discount rate on
   projected benefit
   obligations..........  5.25-9.0%  6.0-8.5%  6.0-8.5%   5.75-7.75%   6.5%   6.5%
  Salary and wage
   escalation rate......   2.5-6.5%  3.0-6.5%  3.0-4.0%         --     --     --

  The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

                                                       Composite
        Year                                        Rate of Increase
        ----                                        ----------------
        1996.......................................          9.0%
        1997.......................................          9.0
        1998.......................................     7.0-10.0
        1999.......................................      6.0-8.0
        2000.......................................      6.0-8.0
        2001.......................................          6.0
        2002.......................................          6.0
        2003 and thereafter........................      5.0-6.0

  A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                               1-Percentage   1-Percentage
                                              Point Increase Point Decrease
                                              -------------- --------------
                                                     (In Thousands)
Effect on total of service and interest cost
 components                                        $ 64          $ (60)
Effect on postretirement benefit obligation         612           (555)

  The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.9, $1.7 and $1.7 million for 1998, 1997 and 1996, respectively.

                              POLYMER GROUP, INC.

Note 13. Segments and Geographic Information

  The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines operating segments around market sectors. Sales to P&G are reported primarily within the hygiene segment. Sales to J&J are reported primarily in the hygiene and medical segments. The loss of these sales would have a material adverse effect on these segments. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating segment assets and certain costs is the percent of net sales method. Financial data by segment is as follows (in thousands):

                                                          Fiscal Year
                                                 ------------------------------
                                                    1998       1997      1996
                                                 ---------- ---------- --------
Net sales to unaffiliated customers
  Hygiene....................................... $  319,142 $  231,866 $231,218
  Medical.......................................     92,664     86,745   91,728
  Wipes.........................................    107,614    105,195   90,627
  Industrial and specialty......................    283,528    111,461  107,795
                                                 ---------- ---------- --------
                                                 $  802,948 $  535,267 $521,368
                                                 ========== ========== ========
Operating income
  Hygiene....................................... $   44,479 $   18,492 $ 23,820
  Medical.......................................     15,769     11,426    9,451
  Wipes.........................................     15,667     15,672   13,237
  Industrial and specialty......................     29,640     13,019   15,640
                                                 ---------- ---------- --------
                                                 $  105,555 $   58,609 $ 62,148
                                                 ========== ========== ========
Depreciation and amortization
  Hygiene....................................... $   27,263 $   17,346 $ 15,018
  Medical.......................................      7,340      6,992    7,435
  Wipes.........................................      6,794      6,498    6,219
  Industrial and specialty......................     17,928      9,476    8,095
                                                 ---------- ---------- --------
                                                 $   59,325 $   40,312 $ 36,767
                                                 ========== ========== ========
Identifiable assets
  Hygiene....................................... $  479,773 $  460,297 $295,177
  Medical.......................................    139,304    172,205  117,102
  Wipes.........................................    161,779    208,832  126,334
  Industrial and specialty......................    418,530    259,228  144,739
  Assets held for disposition, net..............        --     464,524      --
  Corporate (1).................................     83,581     62,667   24,763
                                                 ---------- ---------- --------
    Total....................................... $1,282,967 $1,627,753 $708,115
                                                 ========== ========== ========
Capital spending
  Hygiene....................................... $   36,589 $   33,493 $ 14,172
  Medical.......................................      2,335      1,665    2,477
  Wipes.........................................      2,712      2,300    4,225
  Industrial and specialty......................     48,460     22,686    5,865
                                                 ---------- ---------- --------
                                                 $   90,096 $   60,144 $ 26,739
                                                 ========== ========== ========

--------
(1) Consists primarily of cash, marketable securities, loan acquisition costs and other corporate related assets.

                              POLYMER GROUP, INC.

  A reconciliation of operating income shown above to income before income taxes, extraordinary item and cumulative effect of change in accounting principle shown in the Consolidated Statements of Operations follows (in thousands):

                                                         Fiscal Year
                                                --------------------------------
                                                   1998        1997       1996
                                                ----------  ----------  --------
Operating income..............................  $  105,555  $   58,609  $ 62,148
Interest expense, net.........................      67,444      30,499    33,641
Investment (income)--gain on marketable
 securities, net..............................        (795)    (11,880)      --
Foreign currency and other....................         806        (452)    2,955
                                                ----------  ----------  --------
Income before income taxes, extraordinary item
 and cumulative effect of change in accounting
 principle....................................  $   38,100  $   40,442  $ 25,552
                                                ==========  ==========  ========

  Geographic data for the Company's operations are presented in the following table. Export sales from the Company's United States operations to unaffiliated customers approximated $93.9, $83.0 and $43.8 million during
1998, 1997 and 1996, respectively.
                                                         Fiscal Year
                                                --------------------------------
                                                   1998        1997       1996
                                                ----------  ----------  --------
                                                        (In Thousands)
Net sales to unaffiliated customers
  United States...............................  $  467,836  $  311,923  $312,000
  Canada......................................     104,518      61,747    57,371
  Europe......................................     186,656     109,714   108,563
  Asia........................................         --          --        --
  Latin America...............................      43,938      51,883    43,434
                                                ----------  ----------  --------
                                                $  802,948  $  535,267  $521,368
                                                ==========  ==========  ========
Identifiable assets
  United States...............................  $  801,791  $  683,489  $388,240
  Canada......................................     154,070     177,999    92,670
  Europe......................................     240,004     226,117   171,676
  Asia........................................      10,425         --        --
  Latin America...............................      76,677      75,624    55,529
  Assets held for disposition, net............         --      464,524       --
                                                ----------  ----------  --------
                                                $1,282,967  $1,627,753  $708,115
                                                ==========  ==========  ========

                              POLYMER GROUP, INC.

Note 14. Quarterly Results of Operations (Unaudited)

                                            First     Second   Third    Fourth
                                           Quarter   Quarter  Quarter  Quarter
                                           --------  -------- -------- --------
                                                     (In Thousands)
Fiscal year ended January 2, 1999
Net sales................................  $193,336  $206,111 $201,603 $201,898
Gross profit.............................    46,278    51,884   52,541   52,351
Income before extraordinary item and
 cumulative effect of change in
 accounting principle....................     2,295     6,240    6,243    9,166
Extraordinary item.......................    (2,728)      --       --       --
Cumulative effect of change in accounting
 principle, net of tax...................       --        --       --    (1,511)
Net income (loss)........................      (433)    6,240    6,243    7,655
Redeemable preferred stock dividends and
 accretion...............................       --        --       --       --
Net income (loss) attributable to common
 stock...................................      (433)    6,240    6,243    7,655
  Net income (loss) per common share:
  Basic and diluted:
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle................  $    .07  $    .20 $    .20 $    .29
    Extraordinary item...................      (.09)      --       --       --
    Cumulative effect of change in
     accounting principle, net of tax....       --        --       --      (.05)
                                           --------  -------- -------- --------
    Net income (loss) per common share--
     basic and diluted...................  $   (.02) $    .20 $    .20 $    .24
                                           ========  ======== ======== ========

Fiscal year ended January 3, 1998
Net sales................................. $128,947 $131,508 $129,711  $145,101
Gross Profit..............................   32,585   34,716   31,196    34,712
Income before extraordinary item..........    4,962    6,012    8,948     7,511
Extraordinary item, net of tax............      --       --   (12,005)      --
Net income (loss) attributable to common
 stock....................................    4,962    6,012   (3,057)    7,511
  Net income (loss) per common share:
  Basic and diluted:
    Income before extraordinary item...... $    .16 $    .19 $    .28  $    .23
    Extraordinary item....................      --       --      (.38)      --
                                           -------- -------- --------  --------
    Net income (loss) per common share--
     basic and diluted.................... $    .16 $    .19 $   (.10) $    .23
                                           ======== ======== ========  ========

During the first quarter of 1998, the Company recorded an extraordinary item of $2.7 million for the write-off of previously capitalized debt issue costs related to the acquisition of Dominion. In addition, the Company recorded an extraordinary item of $12.0 million for the write-off of previously capitalized debt issue costs and prepayment premiums related to the refinancing of indebtedness during the third quarter of 1997. During the fourth quarter of 1998, the Company elected early adoption of SOP 98-5. "Reporting the Costs of Start-Up Activities," and wrote-off the net book value ($1.5 million, after tax) of start-up costs as a cumulative effect of an accounting change.

Note 15. Certain Matters

  From time to time, the Company enters into transactions whereby technology is licensed or made available to developmental partners within the industry. Amounts recognized for these technology transfers during 1998 were not material when compared to consolidated net sales. There were no technology transfers made during 1997 or 1996.

  The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $1.8, $1.8, and $2.1 million in 1998, 1997 and 1996, respectively. The Company leases a manufacturing facility from an affiliated entity which the Company believes is comparable to similar properties in the area. Annual rent expense relating to this lease approximated $0.2 million in 1998, 1997 and 1996. On January 11, 1996, the Company issued 10,000 shares of 13% Cumulative Redeemable Preferred Stock, $.01 par value, to an entity affiliated with the Company for $10.0 million. Such shares were redeemed in connection with the IPO.

  In connection with the acquisition of the Nonwovens Business, ZB Holdings requested consideration from the Company in return for providing a portion of the financing required to complete the tender offer for the outstanding shares of Dominion. Independent members of the Board engaged outside legal counsel and an independent banking firm to evaluate this request. Pursuant to the review, ZB Holdings received $5.3 million from the Company that was capitalized as part of the cost of the acquisition.

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

                                   PART III

ITEM 10. MANAGEMENT

  Information required under this item is incorporated by reference from the Proxy Statement under the captions "Election of Directors" and "Executive Compensation."

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

  (i)Consolidated Balance Sheets.

  (ii)Consolidated Statements of Operations.

  (iii)Consolidated Statements of Shareholders' Equity.

  (iv)Consolidated Statements of Cash Flows.

  (v)Notes to Consolidated Financial Statements.

  (vi)Report of Ernst & Young LLP, Independent Auditors.

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

Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                              POLYMER GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

         COLUMN A            COLUMN B      COLUMN C        COLUMN D    COLUMN E
         --------           ---------- ----------------   ----------  ----------
                                          ADDITIONS
                                       ----------------
                            Balance at Charged to                     Balance at
                            Beginning  Costs and          Deductions    End of
        Description         of Period   Expenses  Other   (Describe)    Period
        -----------         ---------- ---------- -----   ----------  ----------
Year ended January 2, 1999
Allowance for doubtful
 accounts..................  $  5,503    6,860     100(2)   4,860(1)   $  7,603
Valuation allowance for
 deferred tax assets.......  $  5,927      --      --       1,079(3)   $  4,848
Restructuring costs........  $  5,484      --      --       5,484(3)   $    --
Year ended January 3, 1998
Allowance for doubtful
 accounts..................  $  3,848    7,337     503(2)   6,185(1)   $  5,503
Valuation allowance for
 deferred tax assets.......  $ 14,149      --      --       8,222(3)   $  5,927
Restructuring costs........  $ 12,009      --      --       6,525(3)   $  5,484
Year ended December 28,
 1996
Allowance for doubtful
 accounts..................  $  1,885    9,060     114(2)   7,211(1)   $  3,848
Valuation allowance for
 deferred tax assets.......  $ 11,792    2,357     --         --       $ 14,149
Restructuring costs........  $ 15,453      --      --       3,444(3)   $ 12,009

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

                                          Polymer Group, Inc.

                                          By:       /s/ Jerry Zucker
                                            ___________________________________
                                                        Jerry Zucker
                                                Chairman, President and Chief
                                                      Executive Officer

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

             /s/ James G. Boyd              Executive Vice President, Chief Financial
___________________________________________  Officer, Treasurer and Director (principal
                James G. Boyd                financial officer and principal accounting
                                             officer)

            /s/ Bruce V. Rauner             Director
___________________________________________
               Bruce V. Rauner

          /s/ Michael J. McGovern           Director
___________________________________________
             Michael J. McGovern

           /s/ David A. Donnini             Director
___________________________________________
               David A. Donnini

           /s/ L. Glenn Orr, Jr.            Director
___________________________________________
              L. Glenn Orr, Jr.

        /s/ Duncan M. O'Brien, Jr.          Director
___________________________________________
            Duncan M. O'Brien, Jr.

                                 EXHIBIT INDEX

 Exhibit
 Number                        Document Description
 -------                       --------------------                         ---
 2.1     Agreement dated October 27, 1997, among Polymer Group, Inc.,
         Galey & Lord, Inc. and DT Acquisition Inc.(1)
 2.2     Letter Agreement, dated October 27, 1997, among Polymer Group,
         Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
 2.3     Operating Agreement, dated December 19, 1997, among Polymer
         Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
 2.4     DT Acquisition Inc. Offers to Purchase Statement for all
         outstanding Common Shares and all outstanding First Preferred
         Shares of Dominion Textile Inc., dated October 29, 1997.(2)
 2.5     Notice of Extension and Variation by DT Acquisition Inc. in
         respect of its Offers to Purchase, dated November 18, 1997.(2)
 2.6     Notice of Extension by DT Acquisition Inc. in respect of its
         Offers to Purchase, dated December 2, 1997.(2)
 2.7     Notice of Extension and Variation by DT Acquisition Inc. in
         respect of its Offers to Purchase, dated December 8, 1997.(2)
 2.8     Notice of Extension by DT Acquisition Inc. in respect of its
         Offers to Purchase, dated December 17, 1997.(2)
 2.9     Letter Agreement between DT Acquisition Inc., PGI and DTI dated
         November 16, 1997.(2)
 2.10    Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of
         Common Shares of Dominion Textile Inc., dated December 30,
         1997.(2)
 2.11    Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of
         First Preferred Shares of Dominion Textile Inc., dated December
         30, 1997.(2)
 2.12    Notice of Redemption in regard to holders of Second Preferred
         Shares, Series D of Dominion Textile Inc., dated December 23,
         1997.(2)
 2.13    Notice of Redemption in regard to holders of Second Preferred
         Shares, Series E of Dominion Textile Inc., dated December 23,
         1997.(2)
 2.14    Indenture, winding up Dominion Textile Inc. pursuant to the
         Canada Business Corporations Act, dated January 29, 1998.(2)
 2.15    Master Separation Agreement, among Polymer Group, Inc., Galey &
         Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(3)*
 3.1(i)  Form of Amended and Restated Certificate of Incorporation of the
         Company.(4)
 3.1(ii) Certificate of Designation of the Company.(7)
 3.2     Amended and Restated By-laws of the Company.(4)
 4.1     Indenture dated as of July 1, 1997 among the Company, the
         Guarantors and Harris Trust and Savings Bank, as trustee. (7)
 4.2     Forms of Series A and Series B 9% Senior Subordinated Notes due
         2007.(5)
 4.3     Form of Guarantee.(5)
 4.4     Registration Rights Agreement dated as of July 3, 1997 among the
         Company, the Guarantors and Chase Securities Inc.(7)
 4.5     Indenture, dated as of March 1, 1998 among Polymer Group, Inc., the Guarantors named therein and Harris Trust and Savings Bank, as trustee.(5)

 Exhibit
 Number                        Document Description
 -------                       --------------------                         ---
 4.6     Forms of Series A and Series B 8 3/4% Senior Subordinated Notes
         due 2008.(5)
 4.7     Form of Guarantee.(5)
 4.8     Registration Rights Agreement dated as of March 5, 1998, among
         Polymer Group, Inc., the Guarantors named therein and Chase
         Securities Inc.(6)
 4.9     Amended and Restated Credit Agreement dated July 3, 1997 by and among the Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(7)
         The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the
         Registrant and its subsidiaries on a consolidated basis.
 4.10    First Supplemental Indenture, dated October 27, 1997, between
         Polymer Group Inc., Harris Trust and Savings Bank and Loretex
         Corporation.(2)
 4.11    Second Supplemental Indenture dated January 29, 1998, to
         indenture dated June 30, 1997, among Polymer Group, Inc.,
         Dominion Textile (USA) Inc., with respect to the 9% Senior
         Subordinated Notes due 2008.(2)
 10.1    Purchase Agreement, dated February 27, 1998, by and among
         Polymer Group, Inc., the Guarantors named herein and Chase
         Securities Inc., as Initial Purchaser, with respect to the 8
         3/4% Senior Subordinated Notes due 2008.(6)
 10.2    Amendment No. 2, dated January 29, 1998, to the Amended,
         Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)
 11      Statement of Computation of Per Share Earnings.
 16      Letter of Deloitte & Touche regarding a change in certified accountants.(2)
 21      Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule.

--------
 * Certain portions of the Agreement have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form-10K, dated April 3, 1998, for the fiscal year ended January 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form-8K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-55863).
(6) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated May 19, 1998, for the fiscal quarter ended April 4, 1998.
(7) Incorporated by reference to the respective exhibits to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).