Form 10-Q
period 1999-04-03
POLYMER GROUP INC
filed 1999-05-17
CIK 927417

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

                        For quarter ended April 3, 1999

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

   On May 11, 1999 there were 32,000,000 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  15

Part II. Other Information................................................  16

Signatures................................................................  17

Exhibit Index.............................................................  18

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                         April 3,    January 2,
                        ASSETS                             1999         1999
                        ------                          -----------  ----------
                                                        (Unaudited)
Current assets:
  Cash and equivalents................................. $   67,281   $   58,308
  Marketable securities................................      9,668          --
  Accounts receivable, net.............................    118,064      103,958
  Inventories..........................................    104,823       98,820
  Other................................................     49,098       49,645
                                                        ----------   ----------
    Total current assets...............................    348,934      310,731
Property, plant and equipment, net.....................    696,959      685,009
Intangibles and loan acquisition costs, net............    255,621      253,094
Other..................................................     33,256       34,133
                                                        ----------   ----------
    Total assets....................................... $1,334,770   $1,282,967
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  115,038   $   95,205
  Current portion of long-term debt....................      5,870        3,070
                                                        ----------   ----------
    Total current liabilities..........................    120,908       98,275
                                                        ----------   ----------
Long-term debt, less current portion...................    900,819      863,429
Deferred income taxes..................................     80,247       82,876
Other non-current liabilities..........................     17,573       18,262
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  (Deficit)............................................    (13,819)     (19,651)
  Accumulated other comprehensive (loss)...............    (14,940)      (4,206)
                                                        ----------   ----------
                                                           215,223      220,125
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,334,770   $1,282,967
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                            April 3,  April 4,
                                                              1999      1998
                                                            --------  --------
Net sales.................................................. $210,147  $193,336
Cost of goods sold.........................................  156,879   147,058
                                                            --------  --------
Gross profit...............................................   53,268    46,278
Selling, general and administrative expenses...............   27,068    26,025
                                                            --------  --------
Operating income...........................................   26,200    20,253
Other (income) expense:
  Interest expense, net....................................   17,550    15,980
  Investment income--(gain) on marketable securities, net..   (1,375)      --
  Foreign currency and other...............................      659       676
                                                            --------  --------
                                                              16,834    16,656
                                                            --------  --------
Income before income taxes and extraordinary item..........    9,366     3,597
Income taxes...............................................    3,534     1,302
                                                            --------  --------
Income before extraordinary item...........................    5,832     2,295
Extraordinary item, (loss) from extinguishment of debt.....      --     (2,728)
                                                            --------  --------
      Net income (loss).................................... $  5,832  $   (433)
                                                            ========  ========
Net income (loss) per common share:
  Basic and diluted:
    Average common shares outstanding......................   32,000    32,000
    Income before extraordinary item....................... $   0.18  $   0.07
    Extraordinary item, (loss) from extinguishment of
     debt..................................................      --      (0.09)
                                                            --------  --------
      Net income (loss) per common share--basic and
       diluted............................................. $   0.18  $  (0.02)
                                                            ========  ========



                            See accompanying notes.

                              POLYMER GROUP, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                           Three Months Ended
                                                           -------------------
                                                           April 3,  April 4,
                                                             1999      1998
                                                           --------  ---------
Operating activities
  Net income (loss)....................................... $  5,832  $    (433)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Extraordinary item....................................      --       2,728
    Depreciation and amortization expense.................   16,580     13,769
    Change in marketable securities classified as
     trading..............................................   (9,668)       --
    Foreign currency transaction losses, net..............      659        676
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................  (11,341)      (223)
    Inventories...........................................   (3,378)    (6,962)
    Accounts payable and other............................   17,287     17,987
                                                           --------  ---------
      Net cash provided by operating activities...........   15,971     27,542
                                                           --------  ---------
Investing activities
  Purchases of property, plant and equipment..............  (26,034)   (19,122)
  Purchases of marketable securities classified as
   available for sale.....................................      --      (3,990)
  Proceeds from sales of marketable securities classified
   as available for sale..................................      --       3,540
  Proceeds from sale of assets, net of canceled
   subordinated advance...................................      --     323,524
  Minority interest.......................................      --     (54,730)
  Other, including business acquisition...................  (16,011)   (49,157)
                                                           --------  ---------
      Net cash (used in) provided by investing
       activities.........................................  (42,045)   200,065
                                                           --------  ---------
Financing activities
  Proceeds from debt......................................   38,608    576,531
  Payment of debt.........................................   (3,249)  (778,572)
  Loan acquisition costs, net.............................     (305)    (9,376)
                                                           --------  ---------
      Net cash provided by (used in) financing
       activities.........................................   35,054   (211,417)
                                                           --------  ---------
Effect of exchange rate changes on cash...................       (7)    (2,041)
                                                           --------  ---------
Net increase in cash and equivalents......................    8,973     14,149
Cash and equivalents at beginning of period...............   58,308     50,190
                                                           --------  ---------
Cash and equivalents at end of period..................... $ 67,281  $  64,339
                                                           ========  =========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

   Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, operates in four business segments which include hygiene, medical, wiping and industrial and specialty products.

   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of January 2, 1999 contains summarized information; as a result, such data does not include the same detail provided in the 1998 annual report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended April 3, 1999, are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                         April 3,   January 2,
                                                           1999        1999
                                                        ----------- ----------
                                                        (Unaudited)
      Inventories:
        Finished goods.................................  $ 58,177    $51,595
        Work in process and stores and maintenance
         parts.........................................    13,428     12,126
        Raw materials..................................    33,218     35,099
                                                         --------    -------
          Total........................................  $104,823    $98,820
                                                         ========    =======

Note 3. Net Income (Loss) Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. The denominator for both basic and diluted earnings per share is average common shares outstanding.

                              POLYMER GROUP, INC.

Note 4. New Accounting Standards

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

   In April 1998, the American Institute of Certified Accountants issue Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP"). The SOP was effective beginning on January 1, 1999, and required that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote-off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP.

Note 5. Selected Financial Data of Guarantors

   Payment of the Company's senior notes is guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         Condensed Consolidating Selected Balance Sheet Financial Data
                              As of April 3, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------- ----------------- ------------
Working capital.........  $   96,645   $ 111,102   $   14,071    $     6,208     $  228,026
Total assets............   2,094,073     561,545    1,068,648     (2,389,496)     1,334,770
Total debt..............       5,674      42,889      858,126            --         906,689
Shareholders' equity....   1,109,360     251,815      160,704     (1,306,656)       215,223

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of January 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------- ----------------- ------------
Working capital.........  $   94,702    $102,412   $   14,272    $     1,070     $  212,456
Total assets............   2,034,836     520,822    1,037,890     (2,310,581)     1,282,967
Total debt..............       5,741      34,247      826,511            --         866,499
Shareholders' equity....   1,084,281     235,106      169,917     (1,269,179)       220,125

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Three Months Ended April 3, 1999

                                        Combined
                           Combined       Non-              Reclassifica-
                          Guarantor    Guarantor     The      tions and
                         Subsidiaries Subsidiaries Company  Eliminations  Consolidated
                         ------------ ------------ -------  ------------- ------------
Net sales...............   $139,627     $80,673    $   --     $(10,153)     $210,147
Operating income........     15,817       7,202      3,844        (663)       26,200
Income (loss) before
 income taxes and
 extraordinary item.....     12,939       3,676     (7,310)         61         9,366
Income taxes............      2,595         163        776         --          3,534
Income (loss) before
 extraordinary item.....     10,344       3,513     (8,086)         61         5,832
Equity in earnings of
 subsidiaries...........        --          --      13,857     (13,857)          --
Net income..............     10,344       3,513      5,771     (13,796)        5,832

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

Note 6. Comprehensive Income

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive (loss), net of the related tax benefit, approximated $(4.9) million and $(6.9) million for the three months ended April 3, 1999 and April 4, 1998, respectively.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines operating segments around market sectors. Two primary customers each account for greater than 10% of the Company's sales. Sales to The Proctor & Gamble

                              POLYMER GROUP, INC.

Company are reported primarily within the hygiene segment. Sales to Johnson & Johnson are reported primarily in the hygiene and medical segments. The loss of these sales would have a material adverse effect on these segments. Generally, the company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Segment assets have not changed materially from the amounts reported in the 1998 annual report; therefore, the Company has elected not to disclose segment assets for interim reporting, as permitted by FAS 131. Financial data by segments follows (in thousands):

                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                              April 3, April 4,
                                                                1999     1998
                                                              -------- --------
Net sales to unaffiliated customers:
  Hygiene.................................................... $ 78,321 $ 80,173
  Medical....................................................   24,626   22,827
  Wipes......................................................   34,416   26,260
  Industrial and specialty...................................   72,784   64,076
                                                              -------- --------
                                                              $210,147 $193,336
                                                              ======== ========
Operating income:
  Hygiene.................................................... $ 13,659 $  7,641
  Medical....................................................    4,178    3,337
  Wipes......................................................    3,664    3,985
  Industrial and specialty...................................    4,699    5,290
                                                              -------- --------
                                                              $ 26,200 $ 20,253
                                                              ======== ========

   A reconciliation of operating income shown above to income before income taxes and extraordinary item shown in the Consolidated Statements of Operations follows (in thousands):

                                                                 Three Months
                                                                     Ended
                                                                ----------------
                                                                 April    April
                                                                3, 1999  4, 1998
                                                                -------  -------
Operating income............................................... $26,200  $20,253
Interest expense, net..........................................  17,550   15,980
Investment (income)-gain on marketable securities, net.........  (1,375)     --
Foreign currency and other.....................................     659      676
                                                                -------  -------
  Income before income taxes and extraordinary item............ $ 9,366  $ 3,597
                                                                =======  =======

Note 8. Subsequent Event

   On May 7, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The amendment also modified certain covenants, including an increase to the permitted leverage ratios. The Company borrowed the entire amount of the additional term loan which was used to reduce amounts outstanding under the revolving portion of the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Results of Operations

   The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                              April 3, April 4,
                                                                1999     1998
                                                              -------- --------
Net sales:
  Hygiene....................................................   37.3%    41.5%
  Medical....................................................   11.7     11.8
  Wiping.....................................................   16.4     13.6
  Industrial and specialty...................................   34.6     33.1
                                                               -----    -----
                                                               100.0    100.0
Cost of goods sold:
  Material...................................................   38.8     42.5
  Labor......................................................    8.3      8.3
  Overhead...................................................   27.5     25.3
                                                               -----    -----
                                                                74.6     76.1
                                                               -----    -----
  Gross profit...............................................   25.4     23.9
Selling, general and administrative expenses.................   12.9     13.4
                                                               -----    -----
Operating income.............................................   12.5     10.5
Other (income) expense
  Interest expense, net......................................    8.4      8.3
  Investment income--(gain) on marketable securities, net....   (0.7)     --
  Foreign currency and other.................................    0.3      0.3
                                                               -----    -----
                                                                 8.0      8.6
Income before income taxes and extraordinary item............    4.5      1.9
Income taxes.................................................    1.7      0.7
                                                               -----    -----
Income before extraordinary item.............................    2.8      1.2
Extraordinary item, (loss) from extinguishment of debt.......    --      (1.4)
                                                               -----    -----
Net income (loss)............................................    2.8%    (0.2)%
                                                               =====    =====

Comparison of Three Months Ended April 3, 1999 and April 4, 1998

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended April 3, 1999 and the corresponding increase/(decrease) over the comparable period in the prior year:

                                         First Quarter
                                       ----------------- Increase/  % Increase/
                                         1999     1998   (Decrease) (Decrease)
                                       -------- -------- ---------- -----------
                                        (Dollars in Thousands, Except Percent
                                                        Data)
      Net sales:
        Hygiene....................... $ 78,321 $ 80,173  $(1,852)      (2.3)%
        Medical.......................   24,626   22,827    1,799        7.9
        Wiping........................   34,416   26,260    8,156       31.1
        Industrial and specialty......   72,784   64,076    8,708       13.6
                                       -------- --------  -------
                                       $210,147 $193,336  $16,811        8.7%
                                       ======== ========  =======
      Operating income:
        Hygiene....................... $ 13,659 $  7,641  $ 6,018       78.8%
        Medical.......................    4,178    3,337      841       25.2
        Wiping........................    3,664    3,985     (321)      (8.1)
        Industrial and specialty......    4,699    5,290     (591)     (11.2)
                                       -------- --------  -------
                                       $ 26,200 $ 20,253  $ 5,947       29.4%
                                       ======== ========  =======

Net Sales

   The increase in net sales of 8.7% for the first quarter of 1999 over the same period in 1998 was due primarily to organic growth.

   Hygiene sales decreased 2.3% quarter over quarter as a result of replacing certain low margin products with high margin products and the pass-through to customers of continued decreases in material costs. Medical sales increased 7.9% quarter over quarter as a result of new products and increased demand from several leading customers. Wipes sales increased 31.1% quarter over quarter due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 13.6% as a result of the recent acquisition and organic growth within the nonwovens business.

Operating Income

   The increase in operating income of 29.4% for the first quarter of 1999 over the first quarter in 1998 was due to increased sales, the continued decline in raw material costs as a percentage of sales and the introduction of certain high margin products. As a percentage of sales, labor costs remained constant in addition to a slight increase in overhead costs and a slight decrease in selling, general and administrative costs.

   Hygiene operating income increased 78.8% quarter over quarter as a result of a better product mix which included new higher margin products. Medical operating income increased 25.2% quarter over quarter as a result of increased sales and lower selling, general and administrative expenses. Wiping operating income decreased 8.1% quarter over quarter, despite higher sales, as a result of utilizing higher overhead manufacturing lines to meet increased demand requirements. Industrial and specialty operating income decreased 11.2% quarter over quarter, despite higher sales, as a result of incremental costs associated with new manufacturing programs and increased research and development costs.

Other

   Interest expense increased $1.6 million, from $16.0 million in the first quarter of 1998 to $17.6 million in the first quarter of 1999. Interest expense as a percentage of net sales remained constant quarter over quarter. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding.

   During the first quarter of 1999 the Company recognized a gain on marketable securities, classified as trading, of $1.4 million.

   Net foreign currency transaction losses were approximately $0.7 million during the first quarter of 1999 and 1998.

   The Company provided for income taxes of approximately $3.5 million for the three months ended April 3, 1999, representing an effective tax rate of 37.7%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. The Company provided for income taxes of $1.3 million during the first quarter of 1998, representing an effective tax rate of 36.2%.

Income Before Extraordinary Item

   Income before extraordinary item increased $3.5 million from $2.3 million, or $0.07 per share, during the first quarter of 1998 to $5.8 million, or $0.18 per share, during the first quarter of 1999.

Extraordinary Item

   The Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs during the first quarter of 1998.

Liquidity and Capital Resources

                                                          April 3,   January 2,
                                                            1999        1999
                                                         ----------  ----------
                                                            (In Thousands)
Balance sheet data:
  Cash and equivalents and marketable securities........ $   76,949  $   58,308
  Working capital.......................................    228,026     212,456
  Total assets..........................................  1,334,770   1,282,967
  Debt (including current portion)......................    906,689     866,499
  Shareholders' equity..................................    215,223     220,125

                                                          Three Months Ended
                                                         ----------------------
                                                          April 3,    April 4,
                                                            1999        1998
                                                         ----------  ----------
                                                            (In Thousands)
Cash flow data:
  Net cash provided by operating activities............. $   15,971  $   27,542
  Net cash (used in) provided by investing activities...    (42,045)    200,065
  Net cash provided by (used in) financing activities...     35,054    (211,417)

Operating Activities

   During the first quarter of 1999 the Company's operations generated $16.0 million in cash. As of April 3, 1999 the Company recorded $9.7 million in marketable securities, classified as trading, which reduced operating cash flow.

Investing and Financing Activities

   Capital expenditures for the first quarter of 1999 totaled $26.0 million, related primarily to margin-enhancing projects. For the remainder of fiscal 1999, the Company expects capital expenditures to approximate $124.0 million.

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

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the three months ended April 3, 1999.

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

Year 2000

   The Company has commenced global initiatives to address the Year 2000 issue. The project encompasses a review of information systems, personal computers, process systems and ancillary systems and communications with third party suppliers, vendors and customers. The objective of the Year 2000 project is to minimize the seriousness of any technical failures in order to reduce the risk of a material impact on the operations and financial condition of the Company. The following outlines, by key areas, the status of the Company's Year 2000 project, any reasonably expected risks identified during this process, costs and contingency plans.

Information Systems and Personal Computers

   The majority of information systems and personal computers are Year 2000 ready. The information systems at certain facilities in Canada and Europe are in the final phases of readiness with anticipated completion dates during the first half of 1999. Year 2000 software "patches" are being tested at the U.S. nonwovens facilities. We anticipate these software "patches" being applied during the second quarter. In most cases, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Although the timing of the system replacements is influenced by the Year 2000, in most cases these systems would have been replaced in the normal course of business. Management currently does not reasonably expect any risks material to the operations and financial condition of the Company as a result of information system and personal computer failures. Contingency plans are being investigated for these systems, many of which are not critical.

Process Systems

   The Company has been communicating with vendors and performing physical tests of the process systems and expects to complete the assessment during the first half of 1999. The initial phase of the assessment revealed that certain systems are not Year 2000 ready. All non-compliant systems will be repaired or replaced. Most process systems can be bypassed if necessary; therefore limiting potential Year 2000 problems. The results of this assessment, plans for the final phase, and any necessary contingency plans will be disclosed at a later date.

Ancillary Systems

   The assessment has revealed that the majority of ancillary systems are Year 2000 ready. All non-compliant systems will be upgraded to avoid potential problems. The assessment has not revealed any material risks associated with ancillary systems.

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

Year 2000 Costs

   Costs incurred to date have been approximately $0.6 million and currently management does not expect future costs to exceed $0.6 million. Costs are being monitored and can be expected to fluctuate during the final phases of the project; however, total costs are not expected to be material to the financial results of the Company.

Euro Conversion

   On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "euro". Permanent rates of exchange between members' national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. The Company continues to address the euro's impact on information systems, currency exchange rate risk, taxation and pricing. Costs of the euro conversion have not been material and management believes that future costs of the euro conversion will not have a material impact on the operations or the financial condition of the Company.

New Accounting Standards

   See "Note 4 to the Consolidated Financial Statements"

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   The Company's variable interest rate applicable to borrowings under it's credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the credit facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount Rate referred to therein, at the Company's option. At April 3, 1999, the Company had borrowings under the Credit Facility of $263.8 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $2.6 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%.

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

   There were no reports filed on Form 8-K during the quarter ended April 3, 1999.

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

May 11, 1999

                                 EXHIBIT INDEX

  Exhibit
  Number                 Document Description
  -------                --------------------
 11        Statement of Computation of Per Share Earnings.

 27        Financial Data Schedule