Form 10-Q
period 1999-07-03
POLYMER GROUP INC
filed 1999-08-17
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended July 3, 1999

                        Commission file number 1-14330

                              POLYMER GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              57-1003983
    (State or other jurisdiction of     (I.R.S. Employer Indentification No.)
    incorporation or organization)

          4838 Jenkins Avenue                           29405
   North Charleston, South Carolina
    (Address of principal executive                  (Zip Code)
               offices)

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

   On August 13, 1999 there were 32,000,000 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3
  Item 1. Financial Statements.......................................... .   3
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.... .  16
Part II. Other Information.............................................. .  17
Signatures................................................................  18
Exhibit Index.............................................................  19

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                          July 3,    January 2,
                        ASSETS                             1999         1999
                        ------                          -----------  ----------
                                                        (Unaudited)
Current assets:
  Cash and equivalents................................. $   38,482   $   58,308
  Marketable securities................................        463          --
  Accounts receivable, net.............................    137,711      103,958
  Inventories..........................................    104,172       98,820
  Other................................................     36,197       49,645
                                                        ----------   ----------
    Total current assets...............................    317,025      310,731
Property, plant and equipment, net.....................    739,276      685,009
Intangibles and loan acquisition costs, net............    251,271      253,094
Other..................................................     38,959       34,133
                                                        ----------   ----------
    Total assets....................................... $1,346,531   $1,282,967
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  124,841   $   95,205
  Current portion of long-term debt....................      5,084        3,070
                                                        ----------   ----------
    Total current liabilities..........................    129,925       98,275
                                                        ----------   ----------
Long-term debt, less current portion...................    899,757      863,429
Deferred income taxes..................................     71,106       82,876
Other non-current liabilities..........................     21,563       18,262
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  (Deficit)............................................     (5,174)     (19,651)
  Accumulated other comprehensive (loss)...............    (14,628)      (4,206)
                                                        ----------   ----------
                                                           224,180      220,125
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,346,531   $1,282,967
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                           Three Months
                                               Ended        Six Months Ended
                                         ------------------ ------------------
                                         July 3,   July 4,  July 3,   July 4,
                                           1999      1998     1999      1998
                                         --------  -------- --------  --------
Net sales............................... $223,819  $206,111 $433,966  $399,447
Cost of goods sold......................  161,899   154,227  318,778   301,285
                                         --------  -------- --------  --------
Gross profit............................   61,920    51,884  115,188    98,162
Selling, general and administrative
 expenses...............................   30,845    24,329   57,913    50,354
                                         --------  -------- --------  --------
Operating income........................   31,075    27,555   57,275    47,808
Other (income) expense:
  Interest expense, net.................   18,240    17,194   35,790    33,174
  Investment income--(gain) on
   marketable securities, net...........   (1,567)      --    (2,942)      --
  Foreign currency and other............      647       486    1,306     1,162
                                         --------  -------- --------  --------
                                           17,320    17,680   34,154    34,336
                                         --------  -------- --------  --------
Income before income taxes and
 extraordinary item.....................   13,755     9,875   23,121    13,472
Income taxes............................    5,110     3,635    8,644     4,937
                                         --------  -------- --------  --------
Income before extraordinary item........    8,645     6,240   14,477     8,535
Extraordinary item, (loss) from
 extinguishment of debt.................      --        --       --     (2,728)
                                         --------  -------- --------  --------
      Net income........................ $  8,645  $  6,240 $ 14,477  $  5,807
                                         ========  ======== ========  ========
Net income per common share:
  Basic and diluted:
    Average common shares outstanding...   32,000    32,000   32,000    32,000
    Income before extraordinary item.... $   0.27  $   0.20 $   0.45  $   0.27
    Extraordinary item, (loss) from
     extinguishment of debt.............      --        --       --      (0.09)
                                         --------  -------- --------  --------
      Net income per common share--basic
       and diluted...................... $   0.27  $   0.20 $   0.45  $   0.18
                                         ========  ======== ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                            Six Months Ended
                                                           -------------------
                                                           July 3,    July 4,
                                                             1999      1998
                                                           --------  ---------
Operating activities
  Net income.............................................. $ 14,477  $   5,807
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Extraordinary item....................................      --       2,728
    Depreciation and amortization expense.................   31,938     30,385
    Change in marketable securities classified as trading.     (463)       --
    Foreign currency transaction losses, net..............    1,306      1,162
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................  (27,510)    (5,452)
    Inventories...........................................   (2,093)    (5,226)
    Accounts payable and other............................   19,313      8,573
                                                           --------  ---------
      Net cash provided by operating activities...........   36,968     37,977
                                                           --------  ---------
Investing activities
  Purchases of property, plant and equipment..............  (73,875)   (39,934)
  Purchases of marketable securities classified as
   available for sale.....................................      --      (7,533)
  Proceeds from sales of marketable securities classified
   as available for sale..................................      --       7,299
  Proceeds from sale of assets, net of canceled
   subordinated advance...................................      --     323,524
  Minority interest.......................................      --     (54,730)
  Other, including business acquisition...................  (19,075)   (53,493)
                                                           --------  ---------
      Net cash (used in) provided by investing activities.  (92,950)   175,133
                                                           --------  ---------
Financing activities
  Proceeds from debt......................................   99,396    595,586
  Payment of debt.........................................  (68,450)  (781,356)
  Loan acquisition costs, net.............................   (2,857)   (10,029)
                                                           --------  ---------
      Net cash provided by (used in) financing activities.   28,089   (195,799)
                                                           --------  ---------
Effect of exchange rate changes on cash...................    8,067       (508)
                                                           --------  ---------
Net (decrease) increase in cash and equivalents...........  (19,826)    16,803
Cash and equivalents at beginning of period...............   58,308     50,190
                                                           --------  ---------
Cash and equivalents at end of period..................... $ 38,482  $  66,993
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

   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of January 2, 1999 contains summarized information; as a result, such data does not include the same detail provided in the 1998 annual report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and six months ended July 3, 1999, are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                           July 3,   January 2,
                                                            1999        1999
                                                         ----------- ----------
                                                         (Unaudited)
      Inventories:
        Finished goods..................................  $ 56,812    $51,595
        Work in process and stores and maintenance
         parts..........................................    13,977     12,126
        Raw materials...................................    33,383     35,099
                                                          --------    -------
          Total.........................................  $104,172    $98,820
                                                          ========    =======

Note 3. Net Income Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The numerator for both basic and diluted earnings per share is net income applicable to common stock. The denominator for both basic and diluted earnings per share is average common shares outstanding.

Note 4. New Accounting Standards

   In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the

                              POLYMER GROUP, INC.

statement of financial position and measure those instruments at fair value. FAS 133 requires disclosure based on the type of hedge and the type of market risk that is being hedged. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company.

   In April 1998, the American Institute of Certified Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP"). The SOP was effective beginning on January 1, 1999, and required that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote-off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP.

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

  Condensed Consolidating Selected Balance Sheet Financial Data As of July 3,
                                     1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------- ----------------- ------------
Working capital.........  $   69,188    $ 87,334   $    6,193    $    24,385     $  187,100
Total assets............   2,054,900     575,577    1,054,090     (2,338,036)     1,346,531
Total debt..............       5,688      42,458      856,695            --         904,841
Shareholders' equity....   1,065,107     284,177      153,967     (1,279,071)       224,180

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

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended July 3, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net sales...............   $278,145     $165,633   $    --       $ (9,812)       $433,966
Operating income........     32,655       23,537      1,083           --           57,275
Income (loss) before
 income taxes and
 extraordinary item.....     29,216       16,899    (22,994)          --           23,121
Income taxes............      4,877        2,991        776           --            8,644
Income (loss) before
 extraordinary item.....     24,339       13,908    (23,770)          --           14,477
Equity in earnings of
 subsidiaries...........        --           --      38,247       (38,247)            --
Net income..............     24,339       13,908     14,477       (38,247)         14,477

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended July 4, 1998

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............   $252,281     $155,015   $   --       $ (7,849)       $399,447
Operating income........     27,317       15,458     4,889           144          47,808
Income (loss) before
 income taxes and
 extraordinary item.....     10,453       10,529    (8,152)          642          13,472
Income taxes (benefit)..      3,363        3,333    (1,743)          (16)          4,937
Income (loss) before
 extraordinary item.....      7,090        7,196    (6,409)          658           8,535
Extraordinary item......        --        (2,728)      --            --           (2,728)
Equity in earnings of
 subsidiaries...........        --           --     11,558       (11,558)            --
Net income..............      7,090        4,468     5,149       (10,900)          5,807

Note 6. Comprehensive Income

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive income, net of the related tax benefit, approximated $9.0 million and $8.7 million for the three months ended July 3, 1999 and July 4, 1998, respectively. Year to date comprehensive income, net of the related tax benefit, approximated $4.1 million in 1999 and $1.8 million in 1998.

                              POLYMER GROUP, INC.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines operating segments around market sectors. Two primary customers each account for greater than 10% of the Company's sales. Sales to The Procter & Gamble Company are reported primarily within the hygiene segment. Sales to Johnson & Johnson are reported primarily in the hygiene and medical segments. The loss of these sales would have a material adverse effect on these segments. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Segment assets have not changed materially from the amounts reported in the 1998 annual report; therefore, the Company has elected not to disclose segment assets for interim reporting, as permitted by FAS 131. Financial data by segments follows (in thousands):

                                            Three Months
                                                Ended       Six Months Ended
                                          ----------------- -----------------
                                          July 3,  July 4,  July 3,  July 4,
                                            1999     1998     1999     1998
                                          -------- -------- -------- --------
      Net sales to unaffiliated
       customers:
        Hygiene.......................... $ 78,354 $ 79,442 $156,675 $159,615
        Medical..........................   27,089   23,122   51,715   45,949
        Wipes............................   35,648   25,911   70,064   52,171
        Industrial and specialty.........   82,728   77,636  155,512  141,712
                                          -------- -------- -------- --------
                                          $223,819 $206,111 $433,966 $399,447
                                          ======== ======== ======== ========
      Operating income:
        Hygiene.......................... $ 15,387 $ 11,292 $ 29,046 $ 18,932
        Medical..........................    5,258    3,936    9,436    7,273
        Wipes............................    5,831    4,096    9,495    8,081
        Industrial and specialty.........    4,599    8,231    9,298   13,522
                                          -------- -------- -------- --------
                                          $ 31,075 $ 27,555 $ 57,275 $ 47,808
                                          ======== ======== ======== ========

   A reconciliation of operating income shown above to income before income taxes and extraordinary item shown in the Consolidated Statements of Operations follows (in thousands):

                                               Three Months      Six Months
                                                   Ended            Ended
                                              ---------------- ----------------
                                              July 3,  July 4, July 3,  July 4,
                                               1999     1998    1999     1998
                                              -------  ------- -------  -------
      Operating income....................... $31,075  $27,555 $57,275  $47,808
      Interest expense, net..................  18,240   17,194  35,790   33,174
      Investment income-(gain) on marketable
       securities, net.......................  (1,567)     --   (2,942)     --
      Foreign currency and other.............     647      486   1,306    1,162
                                              -------  ------- -------  -------
        Income before income taxes and
         extraordinary item.................. $13,755  $ 9,875 $23,121  $13,472
                                              =======  ======= =======  =======

Note 8. Debt

   On April 9, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The amendment also modified certain covenants, including an increase to the permitted leverage ratios. The Company borrowed the entire amount of the additional term loan which was used to reduce amounts outstanding under the revolving portion of the credit facility.

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

                                                  Three Months     Six Months
                                                      Ended           Ended
                                                 --------------- ---------------
                                                 July 3, July 4, July 3, July 4,
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
      Net sales:
        Hygiene................................    35.0%   38.5%   36.1%   40.0%
        Medical................................    12.1    11.2    11.9    11.5
        Wiping.................................    15.9    12.6    16.2    13.0
        Industrial and specialty...............    37.0    37.7    35.8    35.5
                                                  -----   -----   -----   -----
                                                  100.0   100.0   100.0   100.0
      Cost of goods sold:
        Material...............................    37.4    42.1    38.1    42.3
        Labor..................................     8.9     8.4     8.6     8.4
        Overhead...............................    26.0    24.3    26.8    24.7
                                                  -----   -----   -----   -----
                                                   72.3    74.8    73.5    75.4
                                                  -----   -----   -----   -----
        Gross profit...........................    27.7    25.2    26.5    24.6
      Selling, general and administrative
       expenses................................    13.8    11.8    13.3    12.6
                                                  -----   -----   -----   -----
      Operating income.........................    13.9    13.4    13.2    12.0
      Other (income) expense:
        Interest expense, net..................     8.1     8.3     8.3     8.3
        Investment income--(gain) on marketable
         securities, net.......................    (0.7)    --     (0.7)    --
        Foreign currency and other.............     0.3     0.2     0.3     0.3
                                                  -----   -----   -----   -----
                                                    7.7     8.5     7.9     8.6
      Income before income taxes and
       extraordinary item......................     6.2     4.9     5.3     3.4
      Income taxes.............................     2.3     1.8     2.0     1.2
                                                  -----   -----   -----   -----
      Income before extraordinary item.........     3.9     3.1     3.3     2.2
      Extraordinary item, (loss) from
       extinguishment of debt..................     --      --      --     (0.7)
                                                  -----   -----   -----   -----
      Net income...............................     3.9%    3.1%    3.3%    1.5%
                                                  =====   =====   =====   =====

Comparison of Three Months Ended July 3, 1999 and July 4, 1998

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended July 3, 1999 and the corresponding increase/(decrease) over the comparable period in 1998:

                                           Three Months
                                               Ended
                                         -----------------                %
                                         July 3,  July 4,  Increase/  Increase/
                                           1999     1998   (Decrease) (Decrease)
                                         -------- -------- ---------- ----------
                                          (Dollars in Thousands, Except Percent
                                                          Data)
      Net sales:
        Hygiene......................... $ 78,354 $ 79,442  $(1,088)     (1.4)%
        Medical.........................   27,089   23,122    3,967      17.2
        Wiping..........................   35,648   25,911    9,737      37.6
        Industrial and specialty........   82,728   77,636    5,092       6.6
                                         -------- --------  -------
                                         $223,819 $206,111  $17,708       8.6%
                                         ======== ========  =======
      Operating income:
        Hygiene......................... $ 15,387 $ 11,292  $ 4,095      36.3%
        Medical.........................    5,258    3,936    1,322      33.6
        Wiping..........................    5,831    4,096    1,735      42.4
        Industrial and specialty........    4,599    8,231   (3,632)    (44.1)
                                         -------- --------  -------
                                         $ 31,075 $ 27,555  $ 3,520      12.8%
                                         ======== ========  =======

Net Sales

   The increase in net sales of 8.6% for the second quarter of 1999 over the second quarter of 1998 was due primarily to organic growth.

   Hygiene sales decreased 1.4% quarter over quarter as a result of mechanical modifications to certain production lines, including the conversion of two existing lines to be APEX(TM) capable, and the replacement of certain low margin products with high margin products. Medical sales increased 17.2% quarter over quarter as a result of new products and increased demand from several leading customers. Wipes sales increased 37.6% quarter over quarter due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 6.6%, despite a weak farm economy, as a result of organic growth within non-agricultural product lines.

Operating Income

   The increase in operating income of 12.8% for the second quarter of 1999 over the second quarter of 1998 was due to increased sales from both existing and new products and lower raw material costs as a percentage of sales due to both a richer product mix and lower purchase prices for materials. As a percentage of sales, labor costs remained constant. There were increases in both overhead costs and selling, general and administrative costs associated with the development and introduction of new products.

   Hygiene operating income increased 36.3% quarter over quarter as a result of a better product mix which included new higher margin products. Medical operating income increased 33.6% quarter over quarter as a result of increased sales. Wiping operating income increased 42.4% quarter over quarter as a result of new product introductions. Industrial and specialty operating income decreased 44.1% quarter over quarter, despite increased sales, as a result of incremental costs associated with new manufacturing programs and increased research and development stemming from new products. In addition, certain agricultural products within the industrial and specialty segment were negatively impacted by the weak farm economy.

Other

   Interest expense increased $1.0 million, from $17.2 million in the second quarter of 1998 to $18.2 million in the second quarter of 1999. Interest expense as a percentage of net sales remained constant quarter over quarter. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding.

   During the second quarter of 1999 the Company recognized a gain on marketable securities, classified as trading, of $1.6 million.

   Net foreign currency transaction losses were approximately $0.6 million during the second quarter of 1999 and $0.5 million during the second quarter of 1998.

   The Company provided for income taxes of approximately $5.1 million for the three months ended July 3, 1999, representing an effective tax rate of 37.2%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. The Company provided for income taxes of $3.6 million during the second quarter of 1998, representing an effective tax rate of 36.8%.

Net Income

   Income increased $2.4 million from $6.2 million, or $0.20 per share, during the second quarter of 1998 to $8.6 million, or $0.27 per share, during the second quarter of 1999.

Comparison of Six Months Ended July 3, 1999 and July 4, 1998

   The following table sets forth components of the Company's net sales and operating income by segment for the six months ended July 3, 1999 and the corresponding increase/(decrease) over the comparable period in 1998:

                                         Six Months Ended
                                         -----------------                %
                                         July 3,  July 4,  Increase/  Increase/
                                           1999     1998   (Decrease) (Decrease)
                                         -------- -------- ---------- ----------
                                          (Dollars in Thousands, Except Percent
                                                          Data)
      Net sales:
        Hygiene......................... $156,675 $159,615  $(2,940)     (1.8)%
        Medical.........................   51,715   45,949    5,766      12.5
        Wiping..........................   70,064   52,171   17,893      34.3
        Industrial and specialty........  155,512  141,712   13,800       9.7
                                         -------- --------  -------
                                         $433,966 $399,447  $34,519       8.6%
                                         ======== ========  =======
      Operating income:
        Hygiene......................... $ 29,046 $ 18,932  $10,114      53.4%
        Medical.........................    9,436    7,273    2,163      29.7
        Wiping..........................    9,495    8,081    1,414      17.5
        Industrial and specialty........    9,298   13,522   (4,224)    (31.2)
                                         -------- --------  -------
                                         $ 57,275 $ 47,808  $ 9,467      19.8%
                                         ======== ========  =======

Net Sales

   The increase in net sales of 8.6% for the six months ended July 3, 1999 over the same period in 1998 was due primarily to organic growth.

   Hygiene sales decreased 1.8% year over year as a result of mechanical modifications to certain production lines, including the conversion of two existing lines to be APEX(TM) capable, and the replacement of certain low margin products with high margin products. Medical sales increased 12.5% year over year as a result of new products and increased demand from several leading customers. Wipes sales increased 34.3% year over year due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 9.7%, despite a weak farm economy, as a result of organic growth within non-agricultural product lines.

Operating Income

   The increase in operating income of 19.8% for the six months ended July 3, 1999 over the same period in 1998 was due to increased sales from both existing and new products and lower raw material costs as a percentage of sales due to both a richer product mix and lower purchase prices for materials. As a percentage of sales, labor costs remained constant. There were increases in both overhead costs and selling, general and administrative costs associated with the development and introduction of new products.

   Hygiene operating income increased 53.4% year over year as a result of a better product mix which included new higher margin products. Medical operating income increased 29.7% year over year as a result of increased sales. Wiping operating income increased 17.5% year over year, as a result of new product introductions. Industrial and specialty operating income decreased 31.2% year over year, despite higher sales, as a result of incremental costs associated with new manufacturing programs and increased research and development costs stemming from new products. In addition, certain agricultural products within the industrial and specialty segment were negatively impacted by the weak farm economy.

Other

   Interest expense increased $2.6 million, from $33.2 million in the first half of 1998 to $35.8 million in the first half of 1999. Interest expense as a percentage of net sales remained constant year over year. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding.

   During the first half of 1999 the Company recognized a gain on marketable securities, classified as trading, of $2.9 million.

   Net foreign currency transaction losses were approximately $1.3 million during the first half of 1999 and $1.2 million during the first half of 1998.

   The Company provided for income taxes of approximately $8.6 million for the six months ended July 3, 1999, representing an effective tax rate of 37.4%. The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. The Company provided for income taxes of $4.9 million during the first half of 1998, representing an effective tax rate of 36.6%.

Income Before Extraordinary Item

   Income before extraordinary item increased $5.9 million from $8.5 million, or $0.27 per share, during the first half of 1998 to $14.5 million, or $0.45 per share, during the first half of 1999.

Extraordinary Item

   The Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs during the first quarter of 1998.

Liquidity and Capital Resources

                                                                      January
                                                          July 3,       2,
                                                            1999       1999
                                                         ----------  ---------
                                                            (In Thousands)
      Balance sheet data:
        Cash and equivalents and marketable securities.. $   38,945  $  58,308
        Working capital.................................    187,100    212,456
        Total assets....................................  1,346,531  1,282,967
        Debt (including current portion)................    904,841    866,499
        Shareholders' equity............................    224,180    220,125
                                                           Six Months Ended
                                                         ---------------------
                                                          July 3,     July 4,
                                                            1999       1998
                                                         ----------  ---------
                                                            (In Thousands)
      Cash flow data:
        Net cash provided by operating activities....... $   36,968  $  37,977
        Net cash (used in) provided by investing
         activities.....................................    (92,950)   175,133
        Net cash provided by (used in) financing
         activities.....................................     28,089   (195,799)

Operating Activities

   During the first half of 1999 the Company's operations generated $37.0 million in cash. The Company's working capital and cash and equivalents and marketable securities decreased as a result of increased capital expenditures.

Investing and Financing Activities

   Capital expenditures for the first half of 1999 totaled $73.9 million, related primarily to margin-enhancing projects. For the remainder of fiscal 1999, the Company expects capital expenditures to approximate $76.0 million.

   On April 9, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The amendment also modified certain covenants, including an increase to the permitted leverage ratios. The Company borrowed the entire amount of the additional term loan which was used to reduce amounts outstanding under the revolving portion of the credit facility.

   The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of July 3, 1999, the Company's availability under its credit facility, including cash and equivalents and marketable securities, approximated $222.5 million.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the six months ended July 3, 1999.

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

  Information Systems and Personal Computers

   The majority of information systems and personal computers are Year 2000 ready. The information systems at certain facilities in Canada and Europe are in the final phases of readiness with anticipated completion dates during the third quarter of 1999. Year 2000 software "patches" are being tested at the U.S. nonwovens facilities. We anticipate these software "patches" being applied during the third quarter. In most cases, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Although the timing of the system replacements is influenced by the Year 2000, in most cases these systems would have been replaced in the normal course of business. Management currently does not reasonably expect any risks material to the operations and financial condition of the Company as a result of information system and personal computer failures. Contingency plans are being investigated for these systems, many of which are not critical.

  Process Systems

   The Company has been communicating with vendors and performing physical tests of the process systems and is nearing the completion of the assessment. The initial phase of the assessment revealed that certain systems are not Year 2000 ready. All non-compliant systems are being repaired or replaced. Most process systems can be bypassed if necessary which would limit potential
Year 2000 problems. The results of this assessment, plans for the final phase, and any necessary contingency plans will be disclosed at a later date.

 Ancillary Systems

   The assessment has revealed that the majority of ancillary systems are Year 2000 ready. All non-compliant systems are being upgraded to avoid potential problems. The assessment has not revealed any material risks associated with ancillary systems.

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

 Year 2000 Costs

   Costs incurred to date have been approximately $0.9 million and currently management does not expect future costs to exceed an additional $0.9 million. Costs are being monitored and can be expected to fluctuate during the final phases of the project; however, total costs are not expected to be material to the financial results of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's variable interest rate applicable to borrowings under its credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the credit facility is denominated in Dutch Guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian Dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount Rate referred to therein, at the Company's option. At July 3, 1999, the Company had borrowings under the Credit Facility of $293.1 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $2.9 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable.

Item 2. Changes in Securities

   Not applicable.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of its stockholders was held on May 20, 1999. At the annual meeting, the Company's stockholders voted on two proposals: (i) the election of three nominees to serve as directors for three year terms; and
(ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year 1999. The voting of the Company's stockholders as to these matters was as follows:

 Election of Directors

   David A. Donnini--29,368,264 votes for; 11,951 votes withheld.

   Duncan M. O'Brien, Jr.--29,368,264 votes for; 11,951 votes withheld.

   L. Glenn Orr, Jr.--29,368,264 votes for; 11,951 votes withheld.

 Ratification of Appointment of Accountants

   29,368,650 votes for; 11,400 votes against; 165 abstentions

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

   There were no reports filed on Form 8-K during the quarter ended July 3, 1999.

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

August 16, 1999

                                 EXHIBIT INDEX

  Exhibit
  Number                           Document Description
  -------                          --------------------

   11      Statement of Computation of Per Share Earnings.
   10.1    Amendment No. 3, dated April 9, 1999, to the Amended, Restated and
           Consolidated Credit Agreement dated July 3, 1997 by and among
           Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.
   27      Financial Data Schedule