Form 10-Q
period 1999-10-02
POLYMER GROUP INC
filed 1999-11-16
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

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

   On November 12, 1999 there were 32,000,000 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17

Part II. Other Information................................................  18

Signatures................................................................  19

Exhibit Index

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                        October 2,   January 2,
                        ASSETS                             1999         1999
                        ------                          -----------  ----------
                                                        (Unaudited)
Current assets:
  Cash and equivalents................................. $   24,069   $   58,308
  Short term investments...............................     15,417          --
  Accounts receivable, net.............................    130,157      103,958
  Inventories..........................................    103,341       98,820
  Other................................................     45,057       49,645
                                                        ----------   ----------
    Total current assets...............................    318,041      310,731
Property, plant and equipment, net.....................    801,045      685,009
Intangibles and loan acquisition costs, net............    248,920      253,094
Other..................................................     34,324       34,133
                                                        ----------   ----------
    Total assets....................................... $1,402,330   $1,282,967

                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  120,279   $   95,205
  Short term borrowings................................     15,558          --
  Current portion of long-term debt....................      4,943        3,070
                                                        ----------   ----------
    Total current liabilities..........................    140,780       98,275
                                                        ----------   ----------
Long-term debt, less current portion...................    936,272      863,429
Deferred income taxes..................................     68,617       82,876
Other non-current liabilities..........................     16,417       18,262
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,000,000 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,662      243,662
  Retained earnings/(deficit)..........................      3,029      (19,651)
  Accumulated other comprehensive (loss)...............     (6,767)      (4,206)
                                                        ----------   ----------
                                                           240,244      220,125
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,402,330   $1,282,967
                                                        ==========   ==========


                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                           Three Months
                                               Ended        Nine Months Ended
                                         ------------------ ------------------
                                         October   October  October   October
                                         2, 1999   3, 1998  2, 1999   3, 1998
                                         --------  -------- --------  --------
Net sales............................... $222,486  $201,603 $656,452  $601,050
Cost of goods sold......................  161,666   149,062  480,444   450,347
                                         --------  -------- --------  --------
Gross profit............................   60,820    52,541  176,008   150,703
Selling, general and administrative
 expenses...............................   30,615    25,148   88,528    75,502
                                         --------  -------- --------  --------
Operating income........................   30,205    27,393   87,480    75,201
Other (income) expense:
  Interest expense, net.................   18,055    17,098   53,845    50,272
  Investment income--(gain) on
   marketable securities, net...........      --        --    (2,942)      --
  Foreign currency (gain) / loss and
   other................................     (568)      374      738     1,536
                                         --------  -------- --------  --------
                                           17,487    17,472   51,641    51,808
                                         --------  -------- --------  --------
Income before income taxes and
 extraordinary item.....................   12,718     9,921   35,839    23,393
Income taxes............................    4,515     3,678   13,159     8,615
                                         --------  -------- --------  --------
Income before extraordinary item........    8,203     6,243   22,680    14,778
Extraordinary item, (loss) from
 extinguishment of debt.................      --        --       --     (2,728)
                                         --------  -------- --------  --------
      Net income........................ $  8,203  $  6,243 $ 22,680  $ 12,050
                                         ========  ======== ========  ========
Net income per common share:
  Basic:
    Average common shares outstanding...   32,000    32,000   32,000    32,000
    Income before extraordinary item.... $   0.26  $   0.20 $   0.71  $   0.46
    Extraordinary item, (loss) from
     extinguishment of debt.............      --        --       --      (0.09)
                                         --------  -------- --------  --------
      Net income per common share--
       basic............................ $   0.26  $   0.20 $   0.71  $   0.38
                                         ========  ======== ========  ========
  Diluted:
    Average common shares outstanding...   32,030    32,000   32,006    32,000
    Income before extraordinary item.... $   0.26  $   0.20 $   0.71  $   0.46
    Extraordinary item, (loss) from
     extinguishment of debt.............      --        --       --      (0.09)
                                         --------  -------- --------  --------
      Net income per common share--
       diluted.......................... $   0.26  $   0.20 $   0.71  $   0.38
                                         ========  ======== ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                            Nine Months Ended
                                                          ---------------------
                                                          October 2, October 3,
                                                             1999       1998
                                                          ---------- ----------
Operating activities
  Net income.............................................  $ 22,680   $ 12,050
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary item...................................       --       2,728
    Depreciation and amortization expense................    47,496     45,947
    Change in marketable securities classified as
     trading, net........................................      (463)       --
    Foreign currency transaction losses, net.............       738      1,536
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable..................................   (19,956)     2,868
    Inventories..........................................    (1,060)   (10,595)
    Accounts payable and other...........................    12,258      3,979
                                                           --------   --------
      Net cash provided by operating activities..........    61,693     58,513
                                                           --------   --------
Investing activities
  Purchases of property, plant and equipment.............  (142,320)   (55,840)
  Purchases of marketable securities classified as
   available for sale....................................   (15,053)   (16,257)
  Proceeds from sales of marketable securities classified
   as available for sale.................................       --      13,521
  Proceeds from sale of assets, net of canceled
   subordinated advance..................................       --     323,524
  Minority interest......................................       --     (54,730)
  Other, including business acquisition..................   (21,610)   (59,309)
                                                           --------   --------
      Net cash (used in) provided by investing
       activities........................................  (178,983)   150,909
                                                           --------   --------
Financing activities
  Proceeds from debt.....................................   158,901    598,786
  Payment of debt........................................   (80,845)  (806,006)
  Loan acquisition costs, net............................    (3,370)   (10,029)
                                                           --------   --------
      Net cash provided by (used in) financing
       activities........................................    74,686   (217,249)
                                                           --------   --------
Effect of exchange rate changes on cash..................     8,365      6,959
                                                           --------   --------
Net (decrease) in cash and equivalents...................   (34,239)      (868)
Cash and equivalents at beginning of period..............    58,308     50,190
                                                           --------   --------
Cash and equivalents at end of period....................  $ 24,069   $ 49,322
                                                           ========   ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

   Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in four business segments which include hygiene, medical, wiping and industrial and specialty products.

   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of January 2, 1999 contains summarized information; as a result, such data does not include the same detail provided in the 1998 annual report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and nine months ended October 2, 1999, are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                         October 2,  January 2,
                                                            1999        1999
                                                         ----------- ----------
                                                         (Unaudited)
      Inventories:
        Finished goods..................................  $ 53,029    $51,595
        Work in process and stores and maintenance
         parts..........................................    16,255     12,126
        Raw materials...................................    34,057     35,099
                                                          --------    -------
          Total.........................................  $103,341    $98,820
                                                          ========    =======

Note 3. Net Income Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares are represented by shares under option. The numerator for both basic and diluted earnings per share is net income applicable to common stock.

Note 4. New Accounting Standards

   In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative

                              POLYMER GROUP, INC.

instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 requires disclosure based on the type of hedge and the type of market risk that is being hedged. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company. However, the Company has not performed a detail analysis of areas of risk at this time.

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

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of October 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------- ----------------- ------------
Working capital.........  $   76,706    $ 90,087   $    9,189    $     1,279     $  177,261
Total assets............   2,102,364     589,151    1,082,911     (2,372,096)     1,402,330
Total debt..............       4,667      49,365      902,741            --         956,773
Shareholders' equity....   1,082,946     295,151      141,711     (1,279,564)       240,244

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

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Nine Months Ended October 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net sales...............   $418,723     $256,508   $    --       $(18,779)       $656,452
Operating income........     49,503       36,784      1,193           --           87,480
Income (loss) before
 income taxes and
 extraordinary item.....     45,086       26,856    (36,103)          --           35,839
Income taxes (benefit)..      6,770        6,635       (246)          --           13,159
Income (loss) before
 extraordinary item.....     38,316       20,221    (35,857)          --           22,680
Equity in earnings of
 subsidiaries...........        --           --      58,537       (58,537)            --
Net income..............     38,316       20,221     22,680       (58,537)         22,680

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

Note 6. Comprehensive Income

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive income, net of the related tax provision, approximated $16.1 million and $18.7 million for the three months ended October 2, 1999 and October 3, 1998, respectively. Year to date comprehensive income, net of the related tax provision, approximated $20.1 million in 1999 and $20.5 million in 1998.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines operating segments around market sectors. Two primary customers each account for greater than 10% of the Company's sales. Sales to The Procter & Gamble

                              POLYMER GROUP, INC.

Company are reported primarily within the hygiene, wipes, and industrial and specialty segments. Sales to Johnson & Johnson are reported primarily in the hygiene and medical segments. The loss of these sales would have a material adverse effect on these segments. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Financial data by segments follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                   --------------------- ---------------------
                                   October 2, October 3, October 2, October 3,
                                      1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
      Net sales to unaffiliated
       customers:
        Hygiene..................   $ 79,156   $ 82,695   $235,831   $242,310
        Medical..................     27,897     23,328     79,612     69,277
        Wipes....................     38,119     25,863    108,182     78,034
        Industrial and specialty.     77,314     69,717    232,827    211,429
                                    --------   --------   --------   --------
                                    $222,486   $201,603   $656,452   $601,050
                                    ========   ========   ========   ========
      Operating income:
        Hygiene..................   $ 11,674   $ 15,260   $ 40,720   $ 34,193
        Medical..................      5,083      4,081     14,518     11,354
        Wipes....................      7,064      3,484     16,558     11,565
        Industrial and specialty.      6,384      4,568     15,684     18,089
                                    --------   --------   --------   --------
                                    $ 30,205   $ 27,393   $ 87,480   $ 75,201
                                    ========   ========   ========   ========

                                                           October 2, January 2,
                                                              1999       1999
                                                           ---------- ----------
      Identifiable assets:
        Hygiene........................................... $  478,996 $  479,773
        Medical...........................................    161,700    139,304
        Wipes.............................................    219,728    161,779
        Industrial and specialty..........................    445,042    418,530
        Corporate (1).....................................     96,864     83,581
                                                           ---------- ----------
          Total........................................... $1,402,330 $1,282,967
                                                           ========== ==========

--------
(1) Consists primarily of cash and equivalents, short term investments, loan acquisition costs and other corporate related assets.

                              POLYMER GROUP, INC.

   A reconciliation of operating income to income before income taxes and extraordinary item shown in the Consolidated Statements of Operations follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                     --------------------- ---------------------
                                     October 2, October 3, October 2, October 3,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
      Operating income.............   $30,205    $27,393    $87,480    $75,201
      Interest expense, net........    18,055     17,098     53,845     50,272
      Investment, income--(gain) on
       marketable securities, net..       --         --      (2,942)       --
      Foreign currency (gain)/loss
       and other...................      (568)       374        738      1,536
                                      -------    -------    -------    -------
        Income before income taxes
         and extraordinary items...   $12,718    $ 9,921    $35,839    $23,393
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

Note 9. Subsequent Event

   The Board of Directors declared a quarterly dividend of $0.02 per share, payable on December 10, 1999 to shareholders of record on November 19, 1999.

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

                                      Three Months Ended     Nine Months Ended
                                     --------------------- ---------------------
                                     October 2, October 3, October 2, October 3,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
      Net sales:
        Hygiene....................     35.6%      41.0%      35.9%      40.3%
        Medical....................     12.5       11.6       12.1       11.5
        Wiping.....................     17.1       12.8       16.5       13.0
        Industrial and specialty...     34.8       34.6       35.5       35.2
                                       -----      -----      -----      -----
                                       100.0      100.0      100.0      100.0
      Cost of goods sold:
        Material...................     37.5       40.5       37.9       41.7
        Labor......................      8.8        7.6        8.8        8.1
        Overhead...................     26.4       25.8       26.5       25.1
                                       -----      -----      -----      -----
                                        72.7       73.9       73.2       74.9
                                       -----      -----      -----      -----
        Gross profit...............     27.3       26.1       26.8       25.1
      Selling, general and
       administrative expenses.....     13.7       12.5       13.5       12.6
                                       -----      -----      -----      -----
      Operating income.............     13.6       13.6       13.3       12.5
      Other (income) expense:
        Interest expense, net......      8.1        8.5        8.2        8.4
        Investment income--(gain)
         on marketable securities,
         net.......................      --         --        (0.4)       --
        Foreign currency
         (gain)/loss and other.....     (0.2)       0.2        0.1        0.2
                                       -----      -----      -----      -----
                                         7.9        8.7        7.9        8.6
      Income before income taxes
       and extraordinary item......      5.7        4.9        5.4        3.9
      Income taxes.................      2.0        1.8        2.0        1.4
                                       -----      -----      -----      -----
      Income before extraordinary
       item........................      3.7        3.1        3.4        2.5
      Extraordinary item, (loss)
       from extinguishment of debt.      --         --         --        (0.5)
                                       -----      -----      -----      -----
      Net income...................      3.7%       3.1%       3.4%       2.0%
                                       =====      =====      =====      =====

Comparison of Three Months Ended October 2, 1999 and October 3, 1998

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended October 2, 1999 and the corresponding increase/(decrease) over the comparable period in 1998:

                                           Three Months
                                               Ended
                                         -----------------                %
                                         October  October  Increase/  Increase/
                                         2, 1999  3, 1998  (Decrease) (Decrease)
                                         -------- -------- ---------- ----------
                                          (Dollars in Thousands, Except Percent
                                                          Data)
      Net sales:
        Hygiene......................... $ 79,156 $ 82,695  $ (3,539)    (4.3)%
        Medical.........................   27,897   23,328     4,569     19.6
        Wiping..........................   38,119   25,863    12,256     47.4
        Industrial and specialty........   77,314   69,717     7,597     10.9
                                         -------- --------  --------
                                         $222,486 $201,603  $ 20,883     10.4%
                                         ======== ========  ========
      Operating income:
        Hygiene......................... $ 11,674 $ 15,260  $ (3,586)   (23.5)%
        Medical.........................    5,083    4,081     1,002     24.6
        Wiping..........................    7,064    3,484     3,580    102.8
        Industrial and specialty........    6,384    4,568     1,816     39.8
                                         -------- --------  --------
                                         $ 30,205 $ 27,393  $  2,812     10.3%
                                         ======== ========  ========

Net Sales

   The increase in net sales of 10.4% for the third quarter of 1999 over the third quarter of 1998 was due primarily to organic growth, including new product introductions, and international expansion.

   Hygiene sales decreased 4.3% quarter over quarter as a result of increased competition and pricing pressure in the North American spunmelt markets. Medical sales increased 19.6% quarter over quarter as a result of new products, increased demand from several leading customers and increased sales in certain international markets. Wipes sales increased 47.4% quarter over quarter due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 10.9%, as a result of new products and sales growth in international markets.

Operating Income

   The increase in operating income of 10.3% for the third quarter of 1999 over the third quarter of 1998 was due to increased sales from both existing and new products and lower raw material costs as a percentage of sales due primarily to a richer product mix. As a result of new product development and the associated customer service and research and development, there has been a slight increase, as a percentage of sales, in overhead costs and selling, general and administrative costs. In addition, certain new products are more labor intensive, resulting in a trend of slightly increased labor costs over 1998.

   Hygiene operating income decreased 23.5% quarter over quarter as a result of increased competition and pricing pressure in the North American spunmelt market, in addition to start up costs associated with capital expansions and a shift to lower margin commodity based products. Medical operating income increased 24.6% quarter over quarter as a result of new higher margin products and expanded international sales. Wiping operating income increased 102.8% quarter over quarter as a result of continued introductions of new product. Industrial and specialty operating income increased 39.8% quarter over quarter due to increased sales and improved product mix.

Other

   Interest expense increased $1.0 million, from $17.1 million in the third quarter of 1998 to $18.1 million in the third quarter of 1999. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending. Interest expense as a percentage of net sales decreased quarter over quarter.

   Net foreign currency transaction gains and other were approximately $0.6 million during the third quarter of 1999 compared to losses of approximately $0.4 million during the third quarter of 1998.

   The Company provided for income taxes of approximately $4.5 million for the three months ended October 2, 1999, representing an effective tax rate of 35.5%. During the third quarter of 1998, the Company provided for income taxes of $3.7 million, representing an effective tax rate of 37.1%. The provision for income taxes at the Company's effective rate in 1999 and 1998 differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. During the third quarter of 1999, the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective income tax rate versus the comparable quarter in 1998.

Net Income

   Net income increased $2.0 million from $6.2 million, or $0.20 per share, during the third quarter of 1998 to $8.2 million, or $0.26 per share, during the third quarter of 1999.

Comparison of Nine Months Ended October 2, 1999 and October 3, 1998

   The following table sets forth components of the Company's net sales and operating income by segment for the nine months ended October 2, 1999 and the corresponding increase/(decrease) over the comparable period in 1998:

                                         Nine Months Ended
                                         -----------------                %
                                         October  October  Increase/  Increase/
                                         2, 1999  3, 1998  (Decrease) (Decrease)
                                         -------- -------- ---------- ----------
                                          (Dollars in Thousands, Except Percent
                                                          Data)
      Net sales:
        Hygiene......................... $235,831 $242,310  $(6,479)     (2.7)%
        Medical.........................   79,612   69,277   10,335      14.9
        Wiping..........................  108,182   78,034   30,148      38.6
        Industrial and specialty........  232,827  211,429   21,398      10.1
                                         -------- --------  -------
                                         $656,452 $601,050  $55,402       9.2%
                                         ======== ========  =======
      Operating income:
        Hygiene......................... $ 40,720 $ 34,193  $ 6,527      19.1%
        Medical.........................   14,518   11,354    3,164      27.9
        Wiping..........................   16,558   11,565    4,993      43.2
        Industrial and specialty........   15,684   18,089   (2,405)    (13.3)
                                         -------- --------  -------
                                         $ 87,480 $ 75,201  $12,279      16.3%
                                         ======== ========  =======

Net Sales

   The increase in net sales of 9.2% for the nine months ended October 2, 1999 over the same period in 1998 was due primarily to organic growth, including new product introductions, and international expansion.

   Hygiene sales decreased 2.7% year over year as a result of increased competition and pricing pressure in the North American spunmelt markets during the third quarter. Medical sales increased 14.9% year over year as a result of new products and increased demand from several leading customers. Wipes sales increased 38.6% year over year due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 10.1% as a result of organic growth within non-agricultural product lines, new products and sales growth in international markets.

Operating Income

   The increase in operating income of 16.3% for the nine months ended October 2, 1999 over the same period in 1998 was due to increased sales from both existing and new products and lower raw material costs as a percentage of sales due primarily to a richer product mix. As a percentage of sales, there were slight increases in overhead costs and selling, general and administrative costs associated with the introduction of new products. In addition, certain new products are more labor intensive, resulting in a trend of slightly increased labor costs over 1998.

   Hygiene operating income increased 19.1% year over year as a result of a better product mix during the first and second quarters which included new higher margin products. The increase in Hygiene operating income during the first two quarters was offset by increased competition and pricing pressure in the third quarter, start up costs associated with capital expansions, and a shift to lower margin commodity based products. Medical operating income increased 27.9% year over year as a result of increased sales. Wiping operating income increased 43.2% year over year, as a result of new product introductions. Industrial and specialty operating income decreased 13.3% year over year, despite higher sales, as a result of incremental costs associated with new manufacturing programs and increased research and development and customer service costs stemming from new products. In addition, certain agricultural products within the industrial and specialty segment were negatively impacted by the weak farm economy.

Other

   Interest expense increased $3.6 million, from $50.3 million for the nine months ended October 3, 1998 to $53.8 million for the same period in 1999. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding. Interest expense as a percentage of net sales decreased year over year.

   During the first nine months of 1999 the Company recognized gains on marketable securities, classified as trading, of $2.9 million.

   Net foreign currency transaction losses were approximately $0.7 million for the nine months ended October 2, 1999 and $1.5 million for the same period in 1998.

   The Company provided for income taxes of approximately $13.2 million for the nine months ended October 2, 1999, representing an effective tax rate of 36.7%. During the same period in 1998, the Company provided for income taxes of $8.6 million, representing an effective tax rate of 36.8%. The provision for income taxes at the Company's effective rate during 1999 and 1998 differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. During the third quarter of 1999, the Company completed the tax-efficient realignment of its European operations which resulted in a slightly lower effective income tax rate during 1999 versus 1998.

Income Before Extraordinary Item

   Income before extraordinary item increased $7.9 million from $14.8 million, or $0.46 per share, for the period ended October 3, 1998 to $22.7 million, or $0.71 per share, during the same period in 1999.

Extraordinary Item

   The Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs during the first quarter of 1998.

Liquidity and Capital Resources

                                                        October 2,  January 2,
                                                           1999        1999
                                                        ----------  ----------
                                                           (In Thousands)
      Balance sheet data:
        Cash and equivalents and short term
         investments................................... $   39,486  $   58,308
        Working capital................................    177,261     212,456
        Total assets...................................  1,402,330   1,282,967
        Debt (including short term borrowings).........    956,773     866,499
        Shareholders' equity...........................    240,244     220,125

                                                          Nine Months Ended
                                                        ----------------------
                                                        October 2,  October 3,
                                                           1999        1998
                                                        ----------  ----------
                                                           (In Thousands)
      Cash flow data:
        Net cash provided by operating activities...... $   61,693  $   58,513
        Net cash (used in) provided by investing
         activities....................................   (178,983)    150,909
        Net cash provided by (used in) financing
         activities....................................     74,686    (217,249)

Operating Activities

   During the first nine months of 1999 the Company's operations generated $61.7 million in cash. The Company's working capital, including cash and equivalents and short term investments, decreased as a result of increased capital expenditures.

Investing and Financing Activities

   Capital expenditures for the nine months ended October 2, 1999 totaled $142.3 million, related primarily to margin-enhancing projects. The Company expects capital expenditures in fiscal 1999 to be in the range of $150.0 million to $180.0 million.

   On April 9, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The amendment also modified certain covenants, including an increase to the permitted leverage ratios. The Company borrowed the entire amount of the additional term loan which was used to reduce amounts outstanding under the revolving portion of the credit facility.

   The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of October 2, 1999, the Company's availability under its credit facility, including cash and equivalents and marketable securities, approximated $193.0 million.

   The Board of Directors declared a quarterly dividend of $0.02 per share, payable on December 10, 1999 to shareholders of record on November 19, 1999.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company believes that inflation had no material effect on the Company's business during the nine months ended October 2, 1999.

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

Year 2000

   The Company is in the final stages of the global project addressing the Year 2000 issue. The project encompasses a review of information systems, personal computers, process systems and ancillary systems and communications with third party suppliers, vendors and customers. The objective of the Year 2000 project is to minimize the seriousness of any technical failures in order to reduce the risk of a material impact on the operations and financial condition of the Company. The following outlines, by key areas, the status of the Company's Year 2000 project, any reasonably expected risks identified during this process, costs and contingency plans.

 Information Systems and Personal Computers

   The majority of information systems and personal computers are believed to be Year 2000 ready. In most cases, the Company has replaced older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Although the timing of the system replacements is influenced by the Year 2000, in most cases these systems would have been replaced in the normal course of business. Management currently does not reasonably expect any risks material to the operations and financial condition of the Company as a result of information system and personal computer failures. Contingency plans are being developed for these systems, most of which are not critical.

 Process Systems

   The Company has been communicating with vendors and performing physical tests of the process systems. The assessment revealed that certain systems are not Year 2000 ready; however, most process systems can be bypassed if necessary which would limit potential Year 2000 problems. All non-compliant systems are being repaired or replaced.

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

 Year 2000 Costs

   Costs incurred to date have been approximately $1.3 million and currently management does not expect future costs to exceed an additional $0.7 million. Costs are being monitored and can be expected to fluctuate during the final phases of the project; however, total costs are not expected to be material to the financial results of the Company.

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

New Accounting Standards

   See "Note 4 to the Consolidated Financial Statements."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's variable interest rate applicable to borrowings under its credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the credit facility is denominated in Dutch Guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian Dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount Rate referred to therein, at the Company's option. At October 2, 1999, the Company had borrowings under the Credit Facility of $331.7 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $3.3 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%.

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

   There were no reports filed on Form 8-K during the quarter ended October 2, 1999.

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

November 15, 1999

                                 EXHIBIT INDEX

 Exhibit
 Number                Document Description
 -------               --------------------
   11    Statement of Computation of Per Share Earnings.

   27    Financial Data Schedule