Form 10-K
period 2000-01-01
POLYMER GROUP INC
filed 2000-03-31
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 2000

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Company's voting stock held by nonaffiliates as of March 22, 2000 was $143,504,556. As of March 22, 2000, there were 32,004,200 shares of common stock, par value $.01 per share outstanding.

                      Documents Incorporated By Reference

  Notice of 2000 Annual Meeting of Stockholders and Proxy Statement--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

General

  Polymer Group, Inc. (the "Company") is a leading worldwide manufacturer and marketer of a broad range of nonwoven and oriented polyolefin products. The Company's principal lines of business include disposable and reusable wiping, medical, hygiene and industrial and specialty products. Each of these lines of business include the Company's new family of Miratec(R) products. The Company believes it is the third largest producer of nonwovens, as well as one of the largest producers of spunbond and spunmelt products in the world, and employs the most extensive range of nonwovens technologies which allows it to supply products tailored to customers' needs at competitive prices. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost.

  The Company supplies nonwovens to a number of the largest consumer and industrial products manufacturers in the world and specifically targets market niches with high margin, high value-added products. The Company has a global presence with an established customer base in the three major developed markets of North America, Europe and Japan, as well as in developing markets such as South America and China. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

  The Company operates twenty-five manufacturing facilities (including its joint ventures in Argentina, China and Turkey) located in twelve countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications for nonwovens. The Company continues to make significant investments in advanced technology in order to increase capacity, improve quality and develop new low-cost, high-value structures. In December 1998 the Company completed construction and began commercial production on its first full-scale APEX(TM) line in Benson, NC. In addition, two APEX(TM) lines are under construction in North Little Rock, Arkansas, with commercialization anticipated during the second half of 2000. The Company believes that its broad technological base gives it the capability to design and manufacture products with optimal cost and functionality. The Company also believes that its new Miratec(R) products open up significant growth opportunities to the Company. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

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

History of the Company

  The Company was organized on June 16, 1994 and, effective June 24, 1994, acquired a 100% ownership interest in PGI Polymer, Inc. ("PGI Polymer"). PGI Polymer was incorporated in September 1992 by The InterTech Group, Inc. ("InterTech") and Golder, Thoma, Cressey, Rauner, Inc. ("Golder, Thoma") to act as a holding company for entities engaged in the development, manufacturing and marketing of polyolefin products. Prior to acquisition by the Company, PGI Polymer acquired from

InterTech approximately 27% of the issued and outstanding shares of stock of Fabrene, Inc. ("Fabrene"), a leading manufacturer of industrial and commercial oriented polyolefins. In addition, in October 1992, through its wholly-owned subsidiary FiberTech Group, Inc. ("FiberTech"), PGI Polymer acquired the Nonwoven Products Division (the "Predecessor") of Scott Paper Company, a major supplier of nonwovens for diapers and other hygiene products. Together, Fabrene and FiberTech offered substantial representation in both the nonwoven and oriented polyolefin markets.

  In connection with the Company's formation (at which point it became the 100% parent owner of PGI Polymer), the Company purchased from Cydsa, S.A. all of the outstanding shares of Bonlam, S.A. de C.V. ("Bonlam"), the largest manufacturer of spunbond nonwoven fabrics in Mexico (the "Bonlam Acquisition"). In addition, the Company purchased the remaining 73% interest in Fabrene from InterTech. The Bonlam Acquisition not only presented the opportunity to meet existing customers' needs in Mexico, but also provided the Company with the additional nonwoven capacity necessary to meet growing demand in North American and Latin American markets. In March 1995, the Company purchased the Johnson & Johnson Advanced Material Company and Chicopee B.V. (collectively, "Chicopee"), leading manufacturers and marketers of nonwoven roll and converted products in North America and Europe (the "Chicopee Acquisition"), and consummated certain other restructuring and financing transactions. Through the Chicopee Acquisition, the Company gained substantial manufacturing and technological resources, consumer market recognition of certain of Chicopee's branded product lines and a significant presence in the nonwovens markets for wipes and medical products.

  In May 1996, the Company completed its initial public offering (the "IPO") of 11.5 million shares of Common Stock at a price of $18.00 per share. The Company also refinanced its outstanding indebtedness by retiring a portion of its 12 1/4% Senior Notes due 2002 issued in 1994 and establishing its credit facility with The Chase Manhattan Bank ("Chase Bank"). In August 1996, the Company completed its acquisition of the business of PNA Corp. and its wholly-owned subsidiary, FNA Polymer Corp., a North Carolina based nonwovens producer. The acquisition strengthened the Company's strategic position in the hygiene materials market and broadened its offering of medical and agricultural materials.

  On December 19, 1997, DT Acquisition Inc., a special purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textiles Inc. ("Dominion") for Cdn $14.50 per share and 96% of the outstanding preferred shares for Cdn $150 per share. On January 29, 1998, DT Acquisition Inc. acquired all remaining common and preferred shares of Dominion. Concurrently, the apparel fabrics business of Dominion was sold to Galey & Lord, Inc., pursuant to a Purchase Agreement dated October 27, 1997, for approximately $464.5 million and the Company acquired the assets and liabilities which comprised the nonwovens and industrial fabrics operations for approximately $351.6 million.

  During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS, a corporation based in Turkey and Nanhai Nanxin Nonwoven Co. Ltd., a China based company. The Company also acquired the assets of Molnlycke Health Care AB, a Sweden based corporation. These entities manufacture and market nonwoven products for predominant use in consumer and industrial applications. The combined purchase price for these acquisitions, including assets acquired during 1999 for which separate disclosure is not considered significant, totaled $19.3 million.

Industry Overview

  The Company competes primarily in the worldwide market for nonwovens, which is approximately a $9.8 billion market with an average annual sales growth rate of 8% expected over each of the next five years, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

  The nonwovens industry has benefitted from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens, and therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase 7-8% in each of the next five years, while the emerging markets are forecasted to grow at a rate of 10% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens and price increases driven by raw material price increases, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens has grown an average of 8% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

  Nonwovens are categorized as either disposable (approximately 55% of worldwide industry sales with an average annual growth rate of 8.3%, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 45% of worldwide industry sales and an average annual growth rate of 7.8%, according to industry sources). The largest end uses for disposable nonwovens are for hygiene applications, including disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns and drapes and woundcare sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wallcoverings, upholstery, shoes and luggage.

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

  With its development of the Miratec(R) fabrics using the Company's proprietary APEX(TM) manufacturing process, the Company can access new markets for its products. Products that incorporate fabric woven or knitted using the majority of traditional fibers are potential markets for Miratec(R). Miratec(R) production requires substantially less labor than traditional textile manufacturing, requires less capital investment per unit of output, offers greater design flexibility, and provides enhanced turnaround times for the end-use customer. Furthermore, the APEX(TM) process can create unique products which cannot be manufactured through traditional processes.

Competitive Strengths

  The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

    Technological Leadership. The Company believes it is a technological leader in developing and manufacturing nonwovens and oriented polyolefin products. The Company is currently the only nonwovens producer that utilizes all of the commercially available nonwoven process technologies and holds multiple patents on yield and efficiency-enhancing manufacturing processes. In addition, the Company enjoys exclusive use of the proprietary APEX(TM) structural web technology. The depth and expertise of the Company's research and development staff have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company focuses its research and development efforts on increasing its production capacity and improving its production processes, developing innovative products for new markets based on the Company's existing technologies, and developing new process technologies to enhance existing business and to enter new markets. The Company's multinational presence enables it to globally coordinate advanced production initiatives and to co-develop new products directly with international customers. In 1998, the Company established the Advanced Materials Center in Mooresville, NC. The center brings together scientists, engineers, and project managers to develop products based on customers' needs and emerging market demands.

    State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capabilities in both its nonwovens and oriented polyolefin product lines. As a result, the Company is one of the lowest cost producers in the markets in which it participates. The Company continues to enhance its production lines with internally developed, proprietary manufacturing technologies and has the capability of using multiple polymer/resin streams. The December 1998 completion of the first full-scale commercial APEX(TM) line in Benson, North Carolina and the current construction of two APEX(TM) lines in North Little Rock, Arkansas demonstrates the Company's commitment to maintaining and developing state-of-the-art manufacturing capabilities.

    Significant Market Share in Primary Markets. The Company has developed significant market share in its primary markets. For example, the Company believes that it has a significant share of the noncaptive hygiene, wipes and cable wrap markets and that it is the leading North American manufacturer of lumberwrap and oriented uncoated material used for lamination to paper for the steel wrap market. The Company believes it has been able to secure and maintain its position in these markets as a result of its commitment to, and reputation for, innovation and quality.

    Experienced and Committed Management Team. The Company's senior management team has significant experience in the manufacturing and marketing of polyolefin products, with an average of 14 years of experience in this industry. Management's experience includes acquiring and employing assets at a low cost as well as increasing asset utilization and productivity. Management also has a successful track record of acquiring, improving and integrating complementary businesses into the Company.

    Key Customer Relationships. The Company has successfully cultivated long-term relationships with key customers, such as Johnson & Johnson and The Procter & Gamble Company ("Procter & Gamble"), who are market leaders in their industries. The Company currently works closely as a partner with Procter & Gamble and other customers to develop advanced components for next generation disposable diapers, consumer wipes and other consumer products.

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

    Continuous Improvement Aimed at Increasing Product Value and Reducing Costs. The Company is committed to continuous improvements throughout its business to increase product value and lower costs. The Company's product design teams continuously seek to incorporate new materials and operating capabilities that enhance or maintain performance specifications while lowering the cost of raw materials used in the products. State-of-the-art equipment, much of which has been developed internally and is proprietary to the Company, has been designed and installed to continuously measure process parameters and maintain very narrow tolerances, resulting in higher levels of product consistency and reduced waste. The Company also holds multiple patents protecting yield and efficiency-enhancing manufacturing processes developed by its research and development staff. As a result, the Company's manufacturing processes utilize less material and produce a higher quality finished product than many of its competitors.

    Development of New Products. Through the use of the proprietary APEX(TM) technology, the Company is developing a market for its Miratec(R) products as a "textile replacement." Miratec(R) fabrics have the look, feel, stength and durability of traditional woven or knit textiles, but are manufactured with substantially less labor at significantly faster speeds, and with far greater design capability. This combination of characteristics has led to several announced agreements with leading manufacturers, among them Guilford of Maine (a division of Interface, Inc.), The Pillow Factory, WestPoint Stevens, Inc., Hunter-Douglas, Sommers, Inc. and CMI Enterprises. End-use applications include home furnishings, floor coverings, home fashion/decorating, automotive interior fabrics, apparel, medical, industrial and specialty uses. The Company's strategy for Miratec(R) is one of aggressive expansion. The Company installed its first full-scale commercial Miratec(R) line in 1998, and installation began on two additional lines in 1999. Commercialization of the two additional lines is anticipated during the second half of 2000 and will result in additional joint development and supply agreements with a wide variety of leading manufacturers.

    Entrance into New Markets. The Company believes that it has significant additional market opportunities for its existing products. The Company is actively expanding its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. Over the past six years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28 million in 1993 to approximately $400 million in 1999.

    Expansion of Capacity through Capital Projects. The Company continuously evaluates opportunities to expand its existing production capacity and enhance production technologies. Since 1992, the Company has invested in capital improvements to debottleneck existing operations and to add new capabilities and capacity.

  Through the implementation of its business strategy, management has achieved an increase in net sales from $165.3 million in 1994 to $889.8 million in 1999. Management also achieved an increase in gross margins from 21.9% in 1994 to 26.9% in 1999, and an increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") from $23.9 million in 1994 to approximately $186.8 million in 1999.

Products

  The Company develops, manufactures and sells a broad array of nonwovens, oriented polyolefin products, conulated/apertured (perforated) films, laminated composite structures, converted wipes and sorbent products. Sales are focused in four general product categories that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product categories include industrial and specialty, wiping, medical and hygiene products. (See
Note 13 "Segments and Geographic Information" in the accompanying financial statements.)

  Marketing and research and development teams are committed to constant product innovation in conjunction with the Company's customers. Close long-term relationships with end-use customers enable the Company to better understand its customers' needs and have been a significant factor in the Company's success. In addition, the research and development teams seek to develop high value-added specialty products using existing assets in order to leverage the Company's capabilities to produce high-margin products.

 Industrial and Specialty Products

  The industrial and specialty products category represented approximately 36%, 35% and 21% or $317.7 million, $283.5 million and $111.5 million, of the Company's net sales for 1999, 1998 and 1997, respectively. Demand for this product category is distributed among hundreds of end-use applications. The Company's strength in engineering and extensive range of process technologies are well-suited to meet the specialized functionality requirements in this category. Customers typically have very specific performance and quality requirements that demand efficient design and process conditions, both of which are strategic strengths of the Company.

  The Company produces a broad range of industrial and specialty products which includes alkaline battery cell separators, cable wrap, electrical insulation, electronic clean room wipes, manufactured housing bottom board fabric (used to enclose the underside of a manufactured home), home furnishing dust covers, mattress pads, window coverings, protective apparel, protective coverings (such as golf green covers), pool covers, salt pile covers, landfill covers and athletic field covers. The Company also produces a variety of flexible packaging products utilizing coated and uncoated oriented polyolefin fabrics such as: Arbrene(R) and Lumber Guard(R) lumberwrap, which are used to cover high-quality kiln dried lumber for shipping and storage; fiberglass packaging tubes, which hold batts of insulation under compression for efficient storage and shipping; balewrap for synthetic and cotton fibers; steel and aluminum wrap, which are used to cover mill rolls; and coated oriented bags for animal feed, specialty chemicals and mineral fibers. The Company is a leading supplier of several of these products, including wetlaid alkaline battery cell separators, oriented lumberwrap, fiberglass packaging and bottom board fabric and cable wrap.

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

 Wiping Products

  The wiping products category represented approximately 17%, 13% and 20%, or $147.4 million, $107.6 million and $105.2 million, of the Company's net sales for 1999, 1998 and 1997, respectively. The Company has a complete line of wiping products used for food service, institutional, light industrial, janitorial and consumer markets. Wiping products are categorized as either "premoistened/wet wipes" or "dry wipes." The Company primarily participates in the "dry wipes" portion of the market, which the Company believes to have greater potential for growth and to contain more opportunities for value-added, specialty products. Within the "dry wipes" category, the three general end-use products are food service wipes, consumer household wipes and industrial and specialty wipes. The Company maintains a significant market share in the food service and consumer categories and is a leading producer for the industrial category. Industry sources estimate that the global sales growth for wiping products will be approximately 9.5% per year through 2004.

  Products within this category include branded and unbranded, light to heavyweight, cloth wipes, towels and aprons marketed under the Chix(R), Chix Plus(R), Chifonet(TM) and Lerette(TM) trademarks. Medium to heavyweight open weave towels are marketed under the Fresh Guy(R) trademark and dry, pretreated, water activated cleaning and sanitizing wipes for the food service industry are marketed under the Quix(TM) trademark. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks including Worxwell(R), Durawipe(R), Masslinn(R) and Stretch 'N Dust(R). Specialty wipes consist of products designed to meet specialized customer requirements and specifications and include clean room wipes used in the electronics, pharmaceutical and office equipment cleaning industries, tack cloth used by automotive paint shops, and aerospace wipes for solvent and sealant wiping, surface preparation and general purposes. The Company produces multi-use kitchen wipes, including The Clorox Company's Handiwipes(R) brand pursuant to a long-term supply agreement. The Company also markets a line of catering products in Europe, including banquet rolls, table napkins and tablecloths.

  The Company utilizes primarily dry form resin bonded and spunlace technologies to manufacture its wiping products and also maintains dedicated converting and packaging equipment. The Company is a leading manufacturer and marketer of wiping products as a result of its wide range of products, aggressive sales and marketing team, wide distribution base of dealers and food service distributors, and reputation for excellent customer and technical support, including the ability to meet specific customer requirements.

 Medical Products

  The medical products category represented approximately 12%, 12% and 16%, or $108.4 million, $92.7 million and $86.7 million, of the Company's net sales for 1999, 1998 and 1997, respectively. The Company's medical products are used in the production of wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms and face masks, shoe covers and head wear.

  Johnson & Johnson is the Company's primary customer for medical products pursuant to a supply agreement. The supply agreement grants the Company the exclusive right through 2005 to supply Johnson & Johnson with all of its nonwoven fabric requirements, including those for its entire line of medical products as well as for other disposable hygiene and wiping applications, provided that the Company's prices remain competitive with the market place.

  The Company believes, based on industry sources, that the global growth rate for nonwovens in medical applications will be approximately 5-6% per annum through 2004, with much of the growth coming from the expansion of traditional product lines. Industry sources expect that the Occupational Safety and Health Administration rules will continue to stimulate demand for protective applications for workers, including those in funeral homes, linen services and law enforcement agencies in addition to healthcare workers.

  Surgical gowns and drapes containing a protective barrier against fluid strike-through are the largest and fastest growing applications for nonwoven fabrics in the medical products category. The Company produces Duralace(R) spunlace fabric for this product group and treats the surface of the fabric to give it high fluid repellency required for this application. The sponge and dressing products are produced using spunlace apertured technologies.

 Hygiene Products

  The hygiene products category represented approximately 36%, 40% and 43%, or $316.3 million, $319.1 million and $231.9 million, of the Company's net sales for 1999, 1998 and 1997, respectively. The Company produces a variety of nonwoven materials for use in the production of diapers, training pants, feminine sanitary protection, baby wet wipes and adult incontinence products. The Company believes that it has a significant share of the noncaptive North American topsheet market. Industry sources estimate that the global growth rate for SMS and spunbond nonwovens in hygiene applications will average 7-8% through 2004, primarily due to an increase in the amount of nonwoven fabric per diaper, increased unit demand from developing countries and the rise in use of adult incontinence products.

  The Company has a broad product offering and provides customers with a full range of specialized components for unique or distinctive products, including the Isolite(TM) topsheet, Multi-Strike(TM) transfer layer, Soft Touch(TM) backsheet fabric, Dry-Fit(TM) leg cuff fabric, Reticulon(R) sanitary protection facings, absorbent pads for the Serenity(R) incontinence guard and Carefree(R) panty shield and Ensorb(TM) absorbent cores. The Company produces a spunlace "wet wipe" product for baby wipe applications in Europe. This product fills the gap between standard nonwoven wipes and a quality cloth wipe and has improved thickness and softness over standard airlaid pulp products. The Company is the only supplier capable of providing all of the thermal bond, adhesive bond, spunbond, SMS, coextruded apertured films, through-air bond, spunlace and ultrasonic bond technologies which are required in the manufacture of these products.

  The Company has a significant relationship with Procter & Gamble and supplies a full range of products to Procter & Gamble on a global basis. The Company's marketing and research and development teams work closely as partners with Procter & Gamble and other customers in the development of next generation products. The Company believes that this technical support ensures that the Company's products will continue to be incorporated into such customers' future product designs. The Company also has significant relationships with private-label producers of diaper products and is the primary supplier to Johnson & Johnson Personal Products for its nonwoven requirements for sanitary protection and adult incontinence products.

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

  APEX(TM), a new surface-forming technology, has the potential to displace traditional woven textile, knitted and composite products in many applications because of its favorable price to value ratio. The advanced APEX(TM) structural web process produces textile replacement fabrics with intricate, three-dimensional structures marketed under the name Miratec(R). This technology, which can be applied to most sheet structures fabricated from fibers or films, enhances the Company's ability to gain competitive advantages by increasing manufacturing efficiency and product differentiation. Pursuant to an agreement with Johnson & Johnson, products for healthcare applications that are manufactured utilizing the APEX(TM) structural web technology may only be sold to Johnson & Johnson. In all other markets, such as automotive headliners, home furnishings, apparel and filtration products, the Company may manufacture and freely market products utilizing the APEX(TM) structural web technology.

Marketing and Sales

  The Company sells to over 1,000 customers in the domestic and international marketplace. Approximately 55%, 27%, 12%, 5% and 1% of the Company's 1999 net sales were from manufacturing facilities in the United States, Europe, Canada, Latin America and Asia respectively. Procter & Gamble and Johnson & Johnson, the Company's largest customers, accounted for 21% and 16% respectively of the Company's 1999 net sales. Sales to the Company's top 20 customers represented approximately 55% of the Company's 1999 net sales.

  The Company employs direct sales representatives, a number of whom are engineers and each of whom has advanced technical knowledge of the Company's products and the applications for which they are used. The Company's sales representatives are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to the Company's products and service the small order size requirements typical of many end users.

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

  Nonwovens. The Company believes that it has the most comprehensive array of nonwoven manufacturing technologies in the industry. The Company has capabilities spanning the entire spectrum of nonwoven technologies, including the following manufacturing processes: spunbond/ meltblown/spunbond, ("SMS"), spunbond/meltblown/meltblown/spunbond, ("SMMS"), thermal and adhesive bond, spunlace, wet-laid, dry-laid, film extrusion and aperturing, through-air bond and ultrasonic bond among other processes.

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

  Oriented Polyolefins. The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools which feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. The Company operates coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. At its Portland, Oregon facility, the Company laminates oriented products to paper and has the additional capability of printing up to four colors on one of the widest printing presses in North America.

  Outside Converting. The Company has a long-term manufacturing and distribution contract with BMR through August 2003. The agreement provides for BMR to convert, warehouse and distribute a wide range of wiping products. Under the agreement, the Company sells base fabrics produced at its Benson, North Carolina manufacturing facility to BMR. BMR then cuts, folds and packages the fabric using Company-owned machinery in a dedicated facility on behalf of the Company in accordance with specifications. BMR distributes the products directly to the Company's customers, while marketing, sales and order processing are the responsibility of the Company.

Competition

  The Company's primary competitors in its industrial and specialty product markets are: E.l. du Pont de Nemours & Co. ("DuPont"), Freudenberg Nonwovens L.P. ("Freudenberg"), Kimberly-Clark Corporation ("Kimberly-Clark"), Dexter Corp., Kuraray Co., Ltd., BBA Group plc, Lohmann GmbH & Company and Lantor International (an operating unit of IPT Group) for nonwoven products; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

  The Company's primary competitors in its wiping product markets are DuPont in nonwovens and paper producers such as Fort James Corporation ("Fort James"), Atlantic Mills Inc. and Kimberly-Clark. Generally, cost, distribution and utility are the principal factors considered in food service and janitorial end uses, while product innovation, performance and technical support are the most important factors for specialty and industrial wiping products.

  The Company's primary competitors in its medical product markets are DuPont, BBA Group plc and Dexter Corp. in the United States and DuPont and Dexter Corp. in Europe. Price, distribution, variety of product offerings and performance are the chief competitive factors in this product category.

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

Raw Materials

  The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, prices declined during 1996, 1997, 1998 and 1999. See Recent Developments within this Annual Report on Form 10-K.

  There can be no assurance that the prices of polypropylene and polyethylene will not increase in the future or that the Company will be able to pass on such increases to its customers as it has generally been able to do in the past. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition.

  The Company's major supplier of polypropylene fiber is FiberVisions L.L.C., and its major supplier of polyethylene is Novacor Chemicals Inc. The Company's major suppliers of rayon fiber are Lenzing Fibers Corp. and Courtaulds Fibers, Inc., and its major suppliers of polyester are Wellman, Inc. and DuPont. The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V., Montell North America Inc. and Exxon Chemical Company, and purchases its tissue paper from Crown Vantage Inc. The Company is also a purchaser of polyolefin films from Huntsman Packaging Corporation, polyester fiber from Swicofil A.G. Textile Services and Du Pont, and polyacrylate powder (SAP) from Elf Atochem.

  The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of certain of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements. The Company has not experienced any significant disruptions in supply as a result of shortages in raw materials.

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

Patents and Trademarks

  The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 100 registered trademarks and over 150 patents in the United States. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection. From time to time, the Company enters into transactions whereby technology is licensed or made available to developmental partners within the industry.

Inventory and Backlogs

  Unfilled orders as of January 1, 2000 and January 2, 1999 amounted to approximately $106.6 million and $103.1 million, respectively.

Research and Development

  The Company continually invests in research and development, focusing its efforts on increasing production capacity, improving production processes, and developing new product and process technologies. The Company expanded its research and development capability by opening its Advanced Material Center in Mooresville, NC in September 1998. The Company spent approximately $17.2, $13.2 and $9.6 million in research and development during 1999, 1998 and 1997, respectively.

Seasonality

  Use and consumption of the Company's products exhibits some seasonality, with lighter volumes generally experienced in the first quarter of the fiscal year.

Employees

  As of January 1, 2000, the Company employed approximately 4,500 persons. Of this total, approximately 1,700 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 12% of the Company's labor force are covered by collective bargaining agreements that will expire in 2000. From time to time the Company experiences new unionizing efforts, however, the Company considers its employee relations to be very good.

Recent Developments

  On March 14, 2000, the Company issued a press release announcing that, based upon preliminary estimates, the Company expects first quarter earnings per diluted share to be between $.06 and $.08 and full year earnings per diluted share to be in the range of $.90 and $1.10 per diluted share versus $1.04 per diluted share in fiscal year 1999. Additionally, the Company expects first quarter EBITDA to be approximately $40 million. The Company identified factors affecting first quarter earnings, including (i) changes and delays in orders for selected high margin products from certain consumer products customers;
(ii) timing variances between raw material price increases and the pass-through of those increases to customers; and (iii) period expenses associated with two new APEX(TM) lines.

                      DESCRIPTION OF CERTAIN INDEBTEDNESS

Amended Credit Facility

  General. In connection with the Company's acquisition of Dominion on January 29, 1998 (the "Nonwovens Acquisition"), the Company, the other "Borrowers" named therein and the "Domestic Non-Borrower Guarantors" named therein amended its credit facility with a group of lenders (the "Lenders") and with Chase Bank, as Agent. On April 9, 1999, the Company further amended its credit facility to add an additional term loan in the amount of $50.0 million. The Company borrowed the entire amount of the additional term loan and used the proceeds to reduce amounts outstanding under the revolving portion of the credit facility. The Company's Credit Facility (as amended, the "Amended Credit Facility") currently provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $175.0 million.

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

8 3/4% Notes

  On March 5, 1998, the Company issued $200 million of the 8 3/4% Senior Subordinated Notes due 2008 (the "8 3/4% Notes") to Chase Securities Inc. ("Chase") in a transaction not registered under the

Securities Act in reliance upon an exemption under the Securities Act pursuant to an indenture dated as of March 1, 1998 among the Company, the guarantors named therein and Harris Trust & Savings Bank, as trustee. Chase subsequently placed the 8 3/4% Notes with qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 8 3/4% Notes accrued interest from their original issuance date at a rate of 8 3/4% per annum, and had customary provisions regarding redemption, changes in control, ranking, asset sales and other restrictive covenants. The 8 3/4% Notes were unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

  On July 1, 1998, pursuant to its Registration Statement on Form S-4 (Reg. No. 333-55863) filed with the Commission on June 2, 1998 and declared effective on July 1, 1998, the Company offered to exchange $1,000 principal amount of its 8 3/4% Senior Subordinated Notes due 2008, Series B (the "March 1998 Notes") for each $1,000 principal amount outstanding of the 8 3/4% Notes (the "July 1998 Exchange Offer"). The July 1998 Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the 8 3/4% Notes in connection with the initial offering pursuant to the Registration Rights Agreement dated February 27, 1998. The form and terms of the March 1998 Notes exchanged in the July 1998 Exchange Offer are the same as the form and terms of the 8 3/4% Notes (which they replaced) except that (i) the March 1998 Notes bear a Series B designation, (ii) the March 1998 Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the March 1998 Notes are not entitled to any registration rights. The July 1998 Exchange Offer was consummated on August 7, 1998, with all $200 million principal amount of 8 3/4% Notes being tendered for exchange. As a result, the Company currently has $200 million of March 1998 Notes outstanding; no 8 3/4% Notes remain outstanding.

  The March 1998 Notes Indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on certain transactions including mergers and sales of assets.

9% Notes

  On July 3, 1997, the Company issued $400 million of the 9% Senior Subordinated Notes due 2007 (the "9% Notes") to Chase in a transaction not registered under the Securities Act in reliance upon an exemption under the Securities Act pursuant to an indenture dated as of July 1, 1997 among the Company, the guarantors named therein and Harris Trust & Savings Bank, as trustee. Chase subsequently placed the 9% Notes with qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 9% Notes accrued interest from their original issuance date at the rate of 9% per annum, and had substantially similar provisions as the March 1998 Notes with respect to redemption, changes in control, ranking, asset sales and other restrictive covenants. The 9% Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future senior indebtedness of the Company.

  On September 3, 1997, pursuant to Registration Statement on Form S-4 (Reg. No. 333-32605) filed with the Commission on August 1, 1997 and declared effective on September 3, 1997, the Company offered to exchange $1,000 principal amount of its 9% Senior Subordinated Notes due 2007, Series B (the "September 1997 Notes") for each $1,000 principal amount outstanding of the 9% Notes (the "September 1997 Exchange Offer"). The September 1997 Exchange Offer was undertaken to comply with certain Registration Rights granted to holders of the 9% Notes in connection with the initial offering pursuant to the Registration Rights Agreement dated July 3, 1997. The form and terms of the September 1997 Notes offered in the September Exchange Offer are the same as the form and terms of the 9% Notes (which they replaced) except that (i) the September 1997 Notes bear a Series B designation, (ii) the September 1997 Notes have been registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (iii) the holders of the September 1997 Notes are not entitled to any registration rights. The September Exchange Offer was consummated on October 3, 1997, with all $400 million principal amount of 9% Notes being tendered for exchange. As a result, the Company currently has $400 million of September 1997 Notes outstanding; no 9% Notes remain outstanding.

  The September 1997 Notes Indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on certain transactions including mergers and sales of assets.

2003 Notes and 2006 Notes

  On November 1, 1993, Dominion Textile (USA) Inc. ("DT USA"), a subsidiary of Dominion, had issued $150.0 million of 8 7/8% Guaranteed Senior Notes due 2003 (the "2003 Notes") pursuant to an indenture, dated as of November 1, 1993, among DT USA, Dominion, as the parent guarantor, and First Union National Bank, as successor trustee (the "2003 Notes Indenture"). On April 1, 1996, DT USA had issued an additional $125.0 million of 9 1/4% Guaranteed Senior Notes due 2006 (the "2006 Notes") pursuant to an indenture, dated as of April 1, 1996, among DT USA, Dominion and First Union National Bank, as successor trustee (the "2006 Notes Indenture"). Both the 2003 Notes and 2006 Notes are senior Indebtedness of DT USA and are guaranteed on a joint and several basis by DT USA and Dominion. DT USA became a wholly-owned subsidiary of the Company in connection with the Nonwovens Acquisition.

  On December 23, 1997, following the Company's initial take-up of Dominion shares in its tender offer for Dominion Stock, DT USA made tender offers to purchase any and all outstanding 2003 Notes and 2006 Notes (the "2003 Tender Offer" and "2006 Tender Offer," respectively), and solicited consents to certain proposed amendments to the 2003 Notes Indenture and 2006 Notes Indenture. The tender of notes in the 2003 Tender Offer and 2006 Tender Offer was contingent upon such holder's consent to the proposed amendments to the 2003 Notes Indenture and the 2006 Notes Indenture, until, in each case, such time that the requisite number of consents to approve the proposed amendments had been obtained and a supplemental indenture relating thereto had been executed. The proposed amendments eliminated substantially all of the protective covenants in each of the 2003 Notes Indenture and the 2006 Notes Indenture.

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

  On January 28, 1998, the expiration date for the 2003 Tender Offer and the 2006 Tender Offer, DT USA accepted for repurchase $145.6 million of 2003 Notes and $124.5 million of 2006 Notes. DT USA accepted for repurchase $25,000 of the remaining 2003 Notes in the Change of Control Offer. As of January 1, 2000, DT USA had $4.4 million aggregate principal amount of 2003 Notes and $0.3 million aggregate principal amount of 2006 Notes outstanding.

Safe Harbor Statement

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions, including: adverse economic conditions, competition in the Company's markets, fluctuations in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

  The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

                            Total
        Location         Square Feet                     Principal Function
        --------         -----------  --------------------------------------------------------
 North Little Rock,
  Arkansas (Plant 1)....   415,000    Manufacturing and Warehousing
 North Little Rock,
  Arkansas (Plant 2)....   119,000    Manufacturing and Warehousing
 Rogers, Arkansas.......   126,000    Manufacturing
 Rogers, Arkansas.......    15,000(1) Warehousing
 Gainesville, Georgia...   121,000(1) Manufacturing and Warehousing
 Kingman, Kansas........   182,000    Manufacturing, Marketing, Warehousing and Administration
 Dayton, New Jersey.....    30,000(2) Administration
 Landisville, New
  Jersey................   245,000    Manufacturing, Sales, Marketing and Research and
                                      Development
 Vineland, New Jersey...    83,500(3) Manufacturing
 Albany, New York.......    60,000    Manufacturing and Warehousing
 Benson, North Carolina.   469,000    Manufacturing, Sales, Marketing and Warehousing
 Raleigh, North
  Carolina..............     5,300(1) Administration
 Mooresville, North
  Carolina..............   114,300    Manufacturing, Sales, Marketing, Research and
                                      Development and Warehousing
 Mooresville, North
  Carolina..............     8,200(1) Administration, Sales and Marketing
 Mooresville, North
  Carolina..............   356,000    Manufacturing, Warehousing and Administration
 Portland (Clackamas),
  Oregon................    30,000    Manufacturing
 North Charleston, South
  Carolina..............    16,500(3) Corporate
 Clearfield, Utah.......   100,000    Manufacturing and Warehousing
 Waynesboro, Virginia...   175,000    Manufacturing, Warehousing, Marketing
                                      and Research and Development
 Waynesboro, Virginia...   125,500    Warehousing
 Mississauga, Ontario...     2,900(1) Sales and Marketing
 North Bay, Ontario.....   350,000    Manufacturing
 North Bay, Ontario.....    80,000(1) Warehousing
 Magog, Quebec..........   990,100    Manufacturing, Marketing, Warehousing and Administration
 Sherbrooke, Quebec.....    16,823    Warehousing
 Montreal, Quebec.......    68,500(1) Administration
 Bailleul, France.......   305,584    Manufacturing, Marketing, Warehousing and Administration
 Neunkirchen, Germany...   108,000    Manufacturing, Sales and Marketing
 Cuijk, The Netherlands.   364,000    Manufacturing, Sales, Marketing, Warehousing and
                                      Research and Development
 Nijmegan, The
  Netherlands...........     3,200    Administration
 Tilburg, The
  Netherlands...........    29,052    Manufacturing, Marketing, Warehousing and Administration
 Buenos Aires,
  Argentina.............    79,000(4) Manufacturing, Marketing, Warehousing and Administration
 Guadalajara, Mexico....     6,200(1) Sales, Marketing and Warehousing
 Cali, Colombia.........    68,000    Manufacturing, Marketing, Warehousing and Administration
 Monterrey, Mexico......     2,325(1) Sales, Marketing and Warehousing
 Mexico City, Mexico....     9,850(1) Sales, Marketing and Warehousing

 San Luis Potosi, Mexico. 100,000    Manufacturing, Warehousing and Marketing
 Istanbul, Turkey........ 113,700(5) Manufacturing, Marketing, Warehousing and Administration
 Nanhai, China........... 213,050(6) Manufacturing, Marketing, Warehousing and Administration

--------
(1) Leased.
(2) The Company owns this 239,200 square foot facility, leases it to an unaffiliated tenant, and subleases 30,000 square feet from such tenant. The tenant can terminate the Company's sublease upon 12 months' notice.
(3) Leased from entities affiliated with one of the Company's stockholders. See "Certain Relationships and Related Transactions."
(4) 50% interest joint venture (DNS) with Sauler Group.
(5) 80% interest joint venture (Vateks) with Erol Tezman. The sales, marketing and administrative offices are in a 15,000 square foot leased facility.
(6) 80% interest joint venture (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the New York Stock Exchange, symbol PGI. The Company paid a $.02 per share cash dividend during the fourth quarter of 1999. The Company currently contemplates that it will continue to pay comparable quarterly cash dividends. The following table sets forth for the calendar periods indicating the high and low market prices of the Company's common stock.

                                                                        1999
                                                                    ------------
                                                                     High   Low
                                                                    ------ -----
     First Quarter................................................. $12.69 $8.75
     Second Quarter................................................  12.69  9.63
     Third Quarter.................................................  15.75 10.88
     Fourth Quarter................................................  20.50 14.50
                                                                        1998
                                                                    ------------
                                                                     High   Low
                                                                    ------ -----
     First Quarter................................................. $13.63 $9.69
     Second Quarter................................................  12.88 10.38
     Third Quarter.................................................  12.19  7.75
     Fourth Quarter................................................  11.50  7.50

  As of March 29, 2000, there were 392 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years ended and the balance sheet data as of January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30, 1995 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

                                                  Year Ended
                          -------------------------------------------------------------
                          January 1,  January 2,  January 3,  December 28, December 30,
                             2000        1999        1998         1996         1995
                          ----------  ----------  ----------  ------------ ------------
                                    (In Thousands, Except Per Share Data)
Statement of Operations:
Net sales...............  $ 889,795   $ 802,948   $ 535,267     $521,368    $ 437,638
Cost of goods sold......    650,185     599,894     402,058      389,013      333,606
                          ---------   ---------   ---------     --------    ---------
 Gross profit...........    239,610     203,054     133,209      132,355      104,032
Selling, general and
 administrative
 expenses...............    119,385      97,499      74,600       70,207       61,744
                          ---------   ---------   ---------     --------    ---------
 Operating income.......    120,225     105,555      58,609       62,148       42,288
Other (income) expense:
 Interest expense, net..     71,882      67,444      30,499       33,641       37,868
 Investment income--
  (gain) on marketable
  securities, net.......     (2,942)       (795)    (11,880)          --           --
 Foreign currency and
  other.................       (739)        806        (452)       2,955       22,811
 Income taxes...........     18,584      14,157      13,009       10,730        5,216
                          ---------   ---------   ---------     --------    ---------
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............     33,440      23,943      27,433       14,822      (23,607)
Extraordinary item, net
 of income tax benefit..         --      (2,728)    (12,005)     (13,932)          --
Cumulative effect of
 change in accounting
 principle, net of
 income tax benefit.....         --      (1,511)         --           --           --
                          ---------   ---------   ---------     --------    ---------
Net income (loss).......     33,440      19,704      15,428          890      (23,607)
Redeemable preferred
 stock dividends and
 accretion..............         --          --          --       (3,020)      (4,839)
                          ---------   ---------   ---------     --------    ---------
Net income (loss)
 applicable to common
 stock..................  $  33,440   $  19,704   $  15,428     $ (2,130)   $ (28,446)
                          =========   =========   =========     ========    =========
Per Share Data:
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle per common
 share--basic...........  $    1.05   $    0.75   $    0.86     $   0.43    $   (1.39)
                          =========   =========   =========     ========    =========
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle per common
 share--diluted.........  $    1.04   $    0.75   $    0.86     $   0.43    $   (1.39)
                          =========   =========   =========     ========    =========
Cash dividends..........  $     .02   $      --   $      --     $     --    $      --
                          =========   =========   =========     ========    =========
Operating and other
 data:
Cash provided by
 operating activities...  $ 107,400   $  74,074   $  18,362     $ 36,097    $  11,556
Cash (used in) provided
 by investing
 activities.............   (224,620)    131,343    (491,901)     (86,422)    (333,208)
Cash provided by (used
 in) financing
 activities.............    106,766    (194,440)    485,953       64,391      327,636
Gross margin (a)........       26.9%       25.3%       24.9%        25.4%        23.8%
EBITDA (b)..............  $ 186,771   $ 164,880   $  98,921     $ 98,915    $  72,122
EBITDA margin (c).......       21.0%       20.5%       18.5%        19.0%        16.5%
Depreciation and
 amortization...........  $  66,546   $  59,325   $  40,312     $ 36,767    $  29,834
Capital expenditures....    189,996      90,096      60,144       26,739       47,842
Balance sheet data (at
 end of period):
Cash and equivalents and
 short-term investments.  $  56,295   $  58,308   $  50,190     $ 37,587    $  18,088
Working capital.........    188,905     212,456     220,025       93,154       61,558
Total assets............  1,466,246   1,282,967   1,627,753      708,115      637,981
Total debt, excluding
 short-term bridge
 financing..............    987,092     866,499     745,136      382,242      450,878
Minority interest.......         --          --      54,730           --           --
Redeemable preferred
 stock, dividends and
 accretion..............         --          --          --           --       44,339
Shareholders' equity....    242,284     220,125     199,090      195,918       13,752

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

                                                      Fiscal Year Ended
                                               --------------------------------
                                               January 1, January 2, January 3,
                                                  2000       1999       1998
                                               ---------- ---------- ----------
Net sales:
 Hygiene.....................................     35.5%      39.8%      43.3%
 Medical.....................................     12.2       11.5       16.2
 Wiping......................................     16.6       13.4       19.7
 Industrial and specialty....................     35.7       35.3       20.8
                                                 -----      -----      -----
                                                 100.0      100.0      100.0
Cost of goods sold:
 Material....................................     37.9       41.2       44.1
 Labor.......................................      8.9        8.1        7.9
 Overhead....................................     26.3       25.4       23.1
                                                 -----      -----      -----
                                                  73.1       74.7       75.1
                                                 -----      -----      -----
 Gross profit................................     26.9       25.3       24.9
Selling, general and administrative expenses.     13.4       12.1       13.9
                                                 -----      -----      -----
Operating income.............................     13.5       13.2       11.0
Other (income) expense:
 Interest expense, net.......................      8.1        8.4        5.7
 Investment income, (gain) on marketable
  securities, net............................     (0.3)      (0.1)      (2.2)
 Foreign currency and other..................     (0.1)       0.1       (0.1)
                                                 -----      -----      -----
Income before income taxes, extraordinary
 item and cumulative effect of change in
 accounting principle........................      5.8        4.8        7.6
Income taxes.................................      2.1        1.8        2.5
                                                 -----      -----      -----
Income before extraordinary item and
 cumulative effect of change in accounting
 principle...................................      3.7        3.0        5.1
Extraordinary item, net of income tax
 benefit.....................................       --       (0.3)      (2.2)
Cumulative effect of change in accounting
 principle, net of income tax benefit........       --       (0.2)        --
                                                 -----      -----      -----
Net income...................................      3.7%       2.5%       2.9%
                                                 =====      =====      =====

Comparison of Year Ended January 1, 2000 and January 2, 1999

  The following table sets forth components of the Company's net sales and operating income by segment for 1999 and the corresponding increase/(decrease) over 1998:

                                             Fiscal Year
                                            ------------- Increase/  % Increase/
                                             1999   1998  (Decrease) (Decrease)
                                            ------ ------ ---------- -----------
                                                   (Dollars in thousands)
Net sales:
 Hygiene..................................  $316.3 $319.1   $(2.8)       (0.9)%
 Medical..................................   108.4   92.7    15.7        17.0
 Wiping...................................   147.4  107.6    39.8        37.0
 Industrial and specialty.................   317.7  283.5    34.2        12.1
                                            ------ ------   -----
                                            $889.8 $802.9   $86.9        10.8 %
                                            ====== ======   =====
Operating income:
 Hygiene..................................  $ 52.1 $ 44.5   $ 7.6        17.1 %
 Medical..................................    21.5   15.8     5.7        36.3
 Wiping...................................    23.1   15.7     7.4        47.4
 Industrial and specialty.................    23.5   29.6    (6.1)      (20.6)
                                            ------ ------   -----
                                            $120.2 $105.6   $14.6        13.8 %
                                            ====== ======   =====

Net Sales

  The increase in net sales of 10.8% for fiscal 1999 versus 1998 was due primarily to organic growth, including new product introductions, and international expansion.

  Hygiene sales decreased 0.9% year over year as a result of increased competition and pricing pressure in the North American spunmelt markets. Medical sales increased 17.0% year over year as a result of new products and increased demand from several leading customers. Wipes sales increased 37.0% year over year due to the release of new products and new programs introduced by leading customers. Industrial and specialty sales increased 12.1% as a result of organic growth within non-agricultural product lines, new product introductions and sales growth in international markets.

Operating Income

  The increase in operating income of 13.8% for fiscal 1999 versus 1998 was due to increased sales from both existing and new products and lower raw material costs as a percentage of sales due primarily to increased sales of higher margin products. As a percentage of sales, overhead costs and selling, general and administrative costs increased over 1998 due primarily to the introduction of new products. In addition, certain new products are more labor intensive, resulting in a trend of slightly increased labor costs over 1998.

  Hygiene operating income increased 17.1% year over year as a result of a better product mix that included higher margin products, offset by increased competition and pricing pressure surrounding certain technologies, and increased manufacturing costs associated with capital expansions. Medical operating income increased 36.3% year over year as a result of increased sales. Wiping operating income increased 47.4% year over year as a result of new product introductions. Industrial and specialty operating income decreased 20.6% year over year, despite higher sales, as a result of incremental costs associated with new manufacturing programs and increased research and development and customer service costs stemming from new products. In addition, certain agricultural products within the industrial and specialty segment were negatively impacted by the weak farm economy.

Other

  Interest expense increased $4.4 million, from $67.4 million in 1998 to $71.9 million in 1999. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding. Interest expense as a percentage of sales decreased year over year.

  The Company recognized gains on marketable securities of $2.9 million in 1999 compared to gains of $0.8 million in 1998. In addition, foreign currency and other gains were approximately $0.7 million in 1999 compared to losses of approximately $0.8 million in 1998.

  The Company provided for income taxes of $18.6 million in 1999, representing an effective tax rate of 35.7%. During 1998 the Company provided for income taxes of $14.2 million, representing an effective tax rate of 37.2% before extraordinary item and cumulative effect of accounting change. The provision for income taxes at the Company's effective rate during 1999 and 1998 differed from the provision for income taxes at the statutory rate due primarily to higher tax rates in foreign jurisdictions. During the third quarter of 1999, the Company completed the tax-efficient realignment of its European operations that resulted in a slightly lower effective income tax rate during 1999 versus 1998.

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle

  Income before extraordinary item and cumulative effect of change in accounting principle increased $9.5 million from $23.9 million, or $0.75 per diluted share, for fiscal 1998 to $33.4 million, or $1.04 per diluted share, for fiscal 1999.

Extraordinary Item and Cumulative Effect of Change in Accounting Principle

  The Company recorded one-time charges of $2.7 million for the write-off of previously capitalized deferred financing costs during the first quarter of 1998.

  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 was effective beginning on January 1, 1999, and required that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by SOP 98-5. The after-tax charge for this write-off approximated $1.5 million.

Comparison of Year Ended January 2, 1999 and January 3, 1998

  The following table sets forth components of the Company's net sales and operating income by segment for 1998 and the corresponding increase over 1997:

                                                Fiscal Year
                                               -------------
                                                1998   1997  Increase % Increase
                                               ------ ------ -------- ----------
                                                    (Dollars in thousands)
Net sales:
  Hygiene..................................... $319.1 $231.9  $ 87.2     37.6%
  Medical.....................................   92.7   86.7     6.0      6.9
  Wiping......................................  107.6  105.2     2.4      2.3
  Industrial and specialty....................  283.5  111.5   172.0    154.3
                                               ------ ------  ------
                                               $802.9 $535.3  $267.6     50.0%
                                               ====== ======  ======
Operating income:
  Hygiene..................................... $ 44.5 $ 18.5  $ 26.0    140.5%
  Medical.....................................   15.8   11.4     4.4     38.6
  Wiping......................................   15.7   15.7     0.0      0.0
  Industrial and specialty....................   29.6   13.0    16.6    127.7
                                               ------ ------  ------
                                               $105.6 $ 58.6  $ 47.0     80.2%
                                               ====== ======  ======

Net Sales

  The increase in net sales of 50% for fiscal 1998 versus 1997 was due to acquisition and organic growth offset by raw material cost reductions passed through to customers and unfavorable foreign currency rates.

  Hygiene sales increased 37.6% year over year primarily as a result of acquisition growth. Medical and wiping sales increased 6.9% and 2.3% respectively, year over year due primarily to organic growth. Industrial and specialty sales increased 154.3% year over year as a result of acquisition and organic growth.

Operating Income

  The increase in operating income of 80.2% for fiscal 1998 versus 1997 was a result of acquisition and organic growth and lower raw material costs as a percentage of sales. In addition, selling, general and administrative costs declined as a percentage of sales due to synergies identified since the recent acquisitions. Overhead costs as a percentage of sales increased during fiscal 1998 as a result of acquisition activity.

  Hygiene operating income increased 140.5% as a result of higher margin products associated with recent acquisitions and reduced selling, general and administrative costs. Medical operating income increased 38.6% as a result of organic growth and new product introductions. Wiping operating income remained level year over year. Industrial and specialty operating income increased 127.7% as a result of acquisition and organic growth.

Other

  Interest expense increased $36.9 million, from $30.5 million in 1997 to $67.4 million in 1998. The increase in interest expense is due to higher indebtedness outstanding during 1998 primarily as a result of the recent acquisitions.

  The Company recognized gains on marketable securities of $0.8 million in 1998 compared to gains of $11.9 million in 1997. In addition, foreign currency and other losses were approximately $0.8 million in 1998 compared to gains of approximately $0.5 million in 1997.

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

Income Before Extraordinary Item and Cumulative Effect of Accounting Change

  The Company's income before extraordinary item and cumulative effect of change in accounting principle was $23.9 million, or $.75 per diluted share in 1998. The approximate $3.5 million decline between 1998 and 1997 is attributable to net investment income gains of $11.9 million in 1997 and higher interest costs recognized in 1998.

Extraordinary Item and Cumulative Effect of Change in Accounting Principle

  The Company recorded one-time charges of $12.0 million for the write-off of previously capitalized debt issue costs and premiums paid in connection with the refinancing of its indebtedness in June of 1997.

  During the fourth quarter of 1998, the Company elected early adoption of SOP 98-5 and wrote off the net book value of start-up costs as a cumulative effect of an accounting change. The after-tax charge for this write-off approximated $1.5 million.

                        Liquidity and Capital Resources

Operating Activities

  During 1999, the Company's operations generated $107.4 million of cash. The Company's working capital, including cash and equivalents and short term investments, decreased as a result of increased capital expenditures.

Investing and Financing Activities

  Capital expenditures for 1999 totaled approximately $190.0, an increase of $99.9 million over 1998, relating primarily to margin-enhancing projects. For fiscal 2000, the Company anticipates spending $80.0 million to $85.0 million relating to margin enhancing and sustaining capital projects. However, the Company continues to review additional opportunities and will make determinations on these projects on a case by case basis.

  On July 3, 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007. In addition, on March 5, 1998 the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008. These senior subordinated notes are unsecured obligations subordinate in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes in control. The indentures for the $400 million senior subordinated notes and $200 million senior subordinated notes contain covenants including limitations on indebtedness, certain restricted payments, transactions with affiliates, disposition of proceeds of asset sales, liens, dividends and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, mergers and asset sales. At January 1, 2000 the Company was in compliance with such covenants.

  On April 9, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The Company borrowed the entire amount of the additional term loan and used the proceeds to reduce amounts outstanding under the revolving portion of the credit facility. The Amended Credit Facility currently provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $175.0 million. Subject to certain terms and conditions, a portion of the Amended Credit Facility may be used for letters of credit. The Company had outstanding letters of credit of approximately $13.0 million and unused commitments of approximately $123.9 million under the Amended Credit Facility as of January 1, 2000. The Amended Credit Facility contains covenants and events of default customary for financings of this type, including leverage, fixed charge coverage and net worth covenants. At January 1, 2000 the Company was in compliance with such covenants.

  During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS ("Vateks") and Nanhai Nanxin Non-Woven Co. Ltd. ("Nanhai"). The Company also acquired the assets of Molnlycke Health Care AB ("Sweden"). Vateks, Nanhai and Sweden manufacture and market nonwoven products for predominant use in consumer and industrial applications. The Company does not anticipate these transactions, as a whole, will have a material impact on liquidity.

  Based on current levels of operations and anticipated growth, the Company believes its cash from operations and other available sources of liquidity (including but not limited to borrowings under its amended credit facility) will be adequate over the next several years to fund required debt and interest payments, anticipated capital expenditures and working capital requirements.

Effect of Inflation

  Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. The Company does not believe that inflation has had any material effect on the Company's business during fiscal years 1999 and 1998.

Foreign Currency

  The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." The remeasurement of foreign currency denominated assets and liabilities into dollars gives rise to foreign exchange gains and losses which are included in the determination of net income.

Derivatives

  The Company does not use derivative financial instruments for trading purposes and may enter into financial instruments, limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company's London Interbank Offered Rate-based interest rate cap agreement provides for a notional amount of $100.0 million which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 1999, such amount did not exceed 9%. Charges to income in 1999, 1998 and 1997 related to derivative products and hedging activities were not significant.

Recent Accounting Standards

  In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2001. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company. However, the Company has not completed a detailed analysis of areas of risk at this time.

  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5 which was effective beginning on January 1, 1999, and required that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by the SOP 98-5.

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

Year 2000

  During 1999 the Company performed and completed a global project to limit potential risks associated with the Year 2000. As a result of these efforts, the Company experienced no significant disruptions in information technology, process systems and third party vendors and believes all systems successfully responded to the Year 2000 date change. The Company incurred approximately $2.1 million in costs related to the Year 2000 project and does not anticipate further significant costs relating to Year 2000.

Euro Conversion

  On January 1, 1999, member countries of the European Monetary Union began a three-year transition from their national currencies to a new common currency, the "euro". Permanent rates of exchange between members' national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. The Company continues to address the euro's impact on information systems, currency exchange rate risk, taxation and pricing. Costs of the euro conversion have not been material and management believes the future costs of the euro conversion will not have a material impact on the results of operations or the financial condition of the Company.

Recent Developments

  On March 14, 2000, the Company issued a press release announcing that, based upon preliminary estimates, the Company expects first quarter earnings per diluted share to be between $.06 and $.08 and full year earnings per diluted share to be in the range of $.90 and $1.10 per diluted share versus $1.04 per diluted share in fiscal year 1999. Additionally, the Company expects first quarter EBITDA to be approximately $40 million. The Company identified certain factors affecting first quarter earnings, including (i) changes and delays in orders for selected high margin products from certain consumer products customers; (ii) timing variances between raw material price increases and the pass-through of those increases to customers; and (iii) period expenses associated with two new APEX(TM) lines.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Long-Term Debt and Interest Rate Market Risk

Variable Rate Debt

  The Amended Credit Facility permits the Company to borrow up to $500 million, a portion of which may be denominated in Dutch guilders and in Canadian dollars. The variable interest rate applicable to borrowings under the Amended Credit Facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency Base Rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Amended Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Amended Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein (plus a specified margin) of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. At January 1, 2000, the Company had borrowings under the Amended Credit Facility of $360.6 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $3.6 million. The Company has an interest rate cap agreement that limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

Fixed Rate Debt

  The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed-rate debt at January 1, 2000 was approximately $579.3 million, which was less than its carrying value by approximately $20.0 million. A 100 basis points decrease in the prevailing interest rates at January 1, 2000 would result in an increase in fair value of total fixed rate debt by approximately $30.1 million. A 100 basis points increase in the prevailing interest rates at January 1, 2000 would result in a decrease in fair value of total fixed rate debt by approximately $30.4 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

  The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For the year ending January 1, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $4.0 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

  The Company may enter into financial instruments which are limited in duration and scope to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are used in connection with an underlying asset, liability, firm commitment or anticipated transaction. Charges to expense in 1999, 1998 and 1997 related to these instruments, which are not used for trading purposes, were not significant.

Raw Material and Commodity Risks

  The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polyethylene and polypropylene resin have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, prices declined between 1996 and 1999. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See Recent Developments in this Annual Report on Form 10-
K. At January 1, 2000, the Company had commitments related to raw materials of approximately $64.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors..........................   32

Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999......   33

Consolidated Statements of Operations for the fiscal years ended January 1,
 2000, January 2, 1999 and January 3, 1998.................................   34

Consolidated Statements of Shareholders' Equity for the fiscal years ended
 January 1, 2000, January 2, 1999 and January 3, 1998......................   35

Consolidated Statements of Cash Flows for the fiscal years ended January 1,
 2000, January 2, 1999 and January 3, 1998.................................   36

Notes to Consolidated Financial Statements for the fiscal years ended
 January 1, 2000, January 2, 1999 and January 3, 1998......................   37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Polymer Group, Inc.

  We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of January 1, 2000 and January 2, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 1, 2000 and January 2, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for the costs of start-up activities.

                                          /s/ Ernst & Young LLP

Greenville, South Carolina
February 15, 2000

                              POLYMER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                        January 1,  January 2,
                        ASSETS                             2000        1999
                        ------                          ----------  ----------
Current assets:
  Cash and equivalents................................. $   37,180  $   58,308
  Short-term investments...............................     19,115          --
  Accounts receivable, net.............................    133,249     103,958
  Inventories..........................................    113,229      98,820
  Deferred income taxes................................      9,315       7,179
  Other................................................     36,897      42,466
                                                        ----------  ----------
    Total current assets...............................    348,985     310,731
Property, plant and equipment, net.....................    823,349     685,009
Intangibles and loan acquisition costs, net............    246,403     253,094
Deferred income taxes..................................     19,238       7,496
Other..................................................     28,271      26,637
                                                        ----------  ----------
    Total assets....................................... $1,466,246  $1,282,967
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable..................................... $   80,476  $   53,056
  Accrued liabilities..................................     49,892      37,258
  Income taxes payable.................................      5,300       4,469
  Deferred income taxes................................        497         422
  Short-term borrowings................................     19,073          --
  Current portion of long-term debt....................      4,842       3,070
                                                        ----------  ----------
    Total current liabilities..........................    160,080      98,275
Long-term debt, less current portion...................    963,177     863,429
Deferred income taxes..................................     83,424      82,876
Other noncurrent liabilities...........................     17,281      18,262
Shareholders' equity:
  Series preferred stock-$.01 par value, 10,000,000
   shares authorized at 1999 and 1998; 0 shares issued
   and outstanding at 1999 and 1998....................         --          --
  Common stock--$.01 par value, 100,000,000 shares
   authorized at 1999 and 1998; 32,001,800 shares
   issued and outstanding at 1999; 32,000,000 shares
   issued and outstanding at 1998......................        320         320
  Non-voting common stock--$.01 par value; 3,000,000
   shares authorized at 1999 and 1998; 0 shares issued
   and outstanding at 1999 and 1998....................         --          --
  Additional paid-in capital...........................    243,688     243,662
  Retained earnings/(deficit)..........................     13,149     (19,651)
  Accumulated other comprehensive (loss)...............    (14,873)     (4,206)
                                                        ----------  ----------
                                                           242,284     220,125
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,466,246  $1,282,967
                                                        ==========  ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                   For the Fiscal Years Ended
                                                --------------------------------
                                                January 1, January 2, January 3,
                                                   2000       1999       1998
                                                ---------- ---------- ----------
Net sales.....................................   $889,795   $802,948   $535,267
Cost of goods sold............................    650,185    599,894    402,058
                                                 --------   --------   --------
Gross profit..................................    239,610    203,054    133,209
Selling, general and administrative expenses..    119,385     97,499     74,600
                                                 --------   --------   --------
Operating income..............................    120,225    105,555     58,609
Other (income) expense:
  Interest expense, net.......................     71,882     67,444     30,499
  Investment income--(gain) on marketable
   securities, net............................     (2,942)      (795)   (11,880)
  Foreign currency and other..................       (739)       806       (452)
                                                 --------   --------   --------
                                                   68,201     67,455     18,167
                                                 --------   --------   --------
Income before income taxes, extraordinary item
 and cumulative effect of change in accounting
 principle....................................     52,024     38,100     40,442
Income taxes..................................     18,584     14,157     13,009
                                                 --------   --------   --------
Income before extraordinary item and
 cumulative effect of change in accounting
 principle....................................     33,440     23,943     27,433
Extraordinary item, net of income tax benefit
 of $0 in 1998, and $5,959 in 1997............         --     (2,728)   (12,005)
Cumulative effect of change in accounting
 principle, net of income tax benefit of $907.         --     (1,511)        --
                                                 --------   --------   --------
Net income....................................   $ 33,440   $ 19,704   $ 15,428
                                                 ========   ========   ========
Net income per common share:
  Basic:
    Average common shares outstanding.........     32,000     32,000     32,000
    Income before extraordinary item and
     cumulative effect of change in accounting
     principle................................   $   1.05   $    .75   $    .86
    Extraordinary item, net of tax............         --       (.08)      (.38)
    Cumulative effect of change in accounting
     principle, net of tax....................         --       (.05)        --
                                                 --------   --------   --------
    Net income per common share--basic........   $   1.05   $    .62   $    .48
                                                 ========   ========   ========
  Diluted:
    Average common shares outstanding.........     32,089     32,000     32,000
    Income before extraordinary item and
     cumulative effect of change in accounting
     principle................................   $   1.04   $    .75   $    .86
    Extraordinary item, net of tax............         --       (.08)      (.38)
    Cumulative effect of change in accounting
     principle, net of tax....................         --       (.05)        --
                                                 --------   --------   --------
    Net income per common share--diluted......   $   1.04   $    .62   $    .48
                                                 ========   ========   ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Fiscal Years Ended January 1, 2000, January 2, 1999 and January 3, 1998
                       (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                      Common Stock    Additional Retained       Other
                                                    -----------------  Paid-in   Earnings/  Comprehensive           Comprehensive
                                                      Shares   Amount  Capital   (Deficit)  Income (Loss)  Total       Income
                                                    ---------- ------ ---------- ---------  ------------- --------  -------------
Balance--December 28, 1996...................       32,000,000  $320   $243,662  $(54,783)    $  6,719    $195,918
Net income...................................               --    --         --    15,428           --      15,428    $ 15,428
Foreign currency translation adjustments, net
 of income tax benefit of $1,467.............               --    --         --        --      (12,334)    (12,334)    (12,334)
Unrealized holding gain on marketable
 securities, net of income taxes of ($37)....               --    --         --        --           78          78          78
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance--January 3, 1998.....................       32,000,000   320    243,662  (39,355)       (5,537)    199,090
Comprehensive income for the year ended
 January 3,1998..............................                                                                         $  3,172
                                                                                                                      ========
Net income...................................               --    --         --    19,704           --      19,704    $ 19,704
Foreign currency translation adjustments, net
 of income taxes of $(800)...................               --    --         --        --        1,338       1,338       1,338
Unrealized holding (loss) on marketable
 securities, net of income tax benefit of $0.               --    --         --        --           (7)         (7)         (7)
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance--January 2, 1999.....................       32,000,000   320    243,662   (19,651)      (4,206)    220,125
Comprehensive income for the year ended
 January 2, 1999.............................                                                                         $ 21,035
                                                                                                                      ========
Net income...................................               --    --         --    33,440           --      33,440    $ 33,440
Foreign currency translation adjustments, net
 of income tax benefit of $10,739............               --    --         --        --       (7,816)     (7,816)     (7,816)
Unrealized holding (loss) on marketable
 securities, net of income tax benefit of
 $529........................................               --    --         --        --       (2,851)     (2,851)     (2,851)
Dividends paid...............................               --    --         --      (640)          --        (640)         --
Exercise of stock options....................            1,800    --         26        --           --          26          --
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance--January 1, 2000.....................       32,001,800  $320   $243,688  $ 13,149     $(14,873)   $242,284
                                                    ==========  ====   ========  ========     ========    ========
Comprehensive income for the year ended
January 1, 2000.............................                                                                          $ 22,773
                                                                                                                      ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                  For the Fiscal Years Ended
                                               ----------------------------------
                                               January 1,  January 2,  January 3,
                                                  2000        1999        1998
                                               ----------  ----------  ----------
Operating activities
 Net income................................... $  33,440   $  19,704   $  15,428
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Extraordinary item, net of income tax
  benefit.....................................        --       2,728      12,005
 Cumulative effect of change in accounting
  principle, net of income tax benefit........        --       1,511          --
 Depreciation and amortization expense........    66,546      59,325      40,312
 Foreign currency and other...................      (739)        806        (452)
 Gain on marketable securities classified as
  trading, net................................        --          --     (11,880)
 Provision for losses on accounts receivable
  and price concessions.......................     5,638       6,860       7,337
 Provision for deferred income taxes..........     3,612        (585)      5,985
 Changes in operating assets and liabilities,
  net of effect of acquisitions:
   Accounts receivable........................   (29,255)      4,760     (19,157)
   Inventories................................   (10,938)        697      (6,453)
   Accounts payable and accrued expenses......    28,060     (16,098)     (4,304)
   Other, net.................................    11,036      (5,634)    (20,459)
                                               ---------   ---------   ---------
     Net cash provided by operating
      activities..............................   107,400      74,074      18,362
Investing activities
 Purchases of property, plant and equipment...  (189,996)    (90,096)    (60,144)
 Purchases of marketable securities
  classified as available for sale............   (23,530)    (16,672)    (15,251)
 Proceeds from sales of marketable securities
  classified as available for sale............        --      24,485      17,003
 Acquisition of businesses, net of cash
  acquired....................................   (19,251)    (47,423)   (429,559)
 Proceeds from sale of assets, net of
  canceled subordinated advance...............        --     323,524          --
 Minority interest............................        --     (54,730)         --
 Other, net...................................     8,157      (7,745)     (3,950)
                                               ---------   ---------   ---------
     Net cash (used in) provided by investing
      activities..............................  (224,620)    131,343    (491,901)
Financing activities
 Proceeds from debt...........................   196,194     621,481     906,791
 Payments of debt.............................   (85,293)   (804,361)   (402,282)
 Dividends to shareholders....................      (640)         --          --
 Exercise of stock options....................        26          --          --
 Loan acquisition costs and other, net........    (3,521)    (11,560)    (18,556)
                                               ---------   ---------   ---------
     Net cash provided by (used in) financing
      activities..............................   106,766    (194,440)    485,953
Effect of exchange rate changes on cash.......   (10,674)     (2,859)        189
                                               ---------   ---------   ---------
     Net (decrease) increase in cash and
      equivalents.............................   (21,128)      8,118      12,603
     Cash and equivalents at beginning of
      year....................................    58,308      50,190      37,587
                                               ---------   ---------   ---------
     Cash and equivalents at end of year...... $  37,180   $  58,308   $  50,190
                                               =========   =========   =========
Noncash investing and financing activities
 Cancellation of subordinated advance......... $      --   $ 141,000   $      --
Supplemental information
 Cash paid for interest, net of amounts
  capitalized.................................    52,783      68,725      39,120
 Cash paid for income taxes...................    19,396      13,498       7,419
Acquisition of businesses
 Fair value of assets acquired................    39,657      48,453     391,920
 Fair value of assets acquired--held for
  disposition.................................        --          --     464,524
 Liabilities assumed and incurred.............   (20,406)     (1,030)   (426,885)
 Acquisition of businesses, net of cash
  acquired....................................    19,251      47,423     429,559

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

 Description of Business

   Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in four business segments which include hygiene, medical, wiping and industrial and specialty products. The Company's fiscal year end is the Saturday closest to the last day in December. There were 52 weeks in fiscal 1999 and 1998 and 53 weeks in fiscal 1997.

 Basis of Presentation and Use of Estimates

   The accompanying consolidated financial statements of the Company are prepared on the basis of generally accepted accounting principles in the United States and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method.

 Revenue Recognition

   Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.

 Cash Equivalents and Interest Income

   Investment securities that mature in three months or less from the date of purchase are considered cash equivalents. Interest and other income approximated $3.5, $5.1 and $2.4 million during 1999, 1998 and 1997, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest and other income and capitalized interest.

 Short-Term Investments

   The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on the specific identification basis, are included in the determination of net income. As of January 1, 2000, the Company's marketable securities were invested in equity securities with a market value of approximately $19.1 million, and were designated as available for sale.

 Accounts Receivable and Concentration of Credit Risks

   Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial

                              POLYMER GROUP, INC.

Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $10.6 and $7.6 million at January 1, 2000 and January 2, 1999, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. In 1999, Johnson & Johnson ("J&J") and The Procter & Gamble Company ("P&G") accounted for approximately 15.5% and 21.0%, respectively, of the Company's sales. J&J and P&G each accounted for approximately 17% of the Company's sales in 1998. In 1997, J&J and P&G accounted for approximately 26% and 16%, respectively, of the Company's sales.

 Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of January 1, 2000 and January 2, 1999 consist of the following:

                                                                 1999    1998
                                                               -------- -------
                                                                (In Thousands)
     Finished goods..........................................  $ 51,588 $51,595
     Work in process and stores and maintenance parts........    16,753  12,126
     Raw materials...........................................    44,888  35,099
                                                               -------- -------
                                                               $113,229 $98,820
                                                               ======== =======

 Long-Lived Assets

   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $8.4, $4.2 and $1.6 million of interest costs during 1999, 1998 and 1997, respectively.

   Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. Loan acquisition costs, which approximated $3.0 million and $11.6 million in 1999 and 1998 respectively, are amortized over the term of the related debt.

   The Company continually reviews the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the intangible assets are written down, followed by the other long-lived assets, to fair value. FAS 121 write-downs have not been material to the Company's financial condition or results of operations.

                              POLYMER GROUP, INC.

 Derivatives

   The Company does not use derivative financial instruments for trading purposes. Such products are used to manage interest rate and foreign currency risks. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company maintains a London Interbank Offered Rate ("LIBOR")-based interest rate cap agreement which provides for a notional amount of $100.0 million. The notional amount declines ratably over the rate cap term and if the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 1999, such amount did not exceed 9%.

   The Company may enter into financial instruments, which are limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are employed in connection with an underlying asset, liability, firm commitment or anticipated transaction. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses, if any, on financial instruments that do not qualify as hedges for accounting purposes are recognized in the determination of net income. Charges to expense in 1999, 1998 and 1997 related to derivative products were not significant.

   In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2001. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company. However, the Company has not completed a detailed analysis of areas of risk at this time.

 Fair Value of Financial Instruments

   The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, short term investments, accounts receivable, other assets, accounts payable and derivative financial instruments are reasonable estimates of their fair values. The contract amounts of outstanding letters of credit approximate their fair value. Fair value of the Company's long-term debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at January 1, 2000 and January 2, 1999 was $967.1 million and $860.0 million, respectively.

                              POLYMER GROUP, INC.

 Income Taxes

   The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future.

 Research and Development

   The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $17.2, $13.2 and $9.6 million of research and development expense during 1999, 1998 and 1997, respectively.

 Foreign Currency Translation

   All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

 Comprehensive Income

   Comprehensive income is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Cumulative foreign currency translation adjustments and unrealized gain (loss) on marketable securities are as follows:

                                                      1999     1998     1997
                                                    --------  -------  -------
                                                         (In Thousands)
     Cumulative foreign currency translation
      adjustments.................................  $(12,022) $(4,206) $(5,544)
     Cumulative unrealized (loss) gain on
      marketable securities.......................    (2,851)      --        7
                                                    --------  -------  -------
     Accumulated other comprehensive (loss).......  $(14,873) $(4,206) $(5,537)
                                                    ========  =======  =======

 Start-Up Activities

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 was effective beginning January 1, 1999, and required that start-up/organization costs capitalized prior to January 1, 1999 be written-off and any future start-up cost be expensed as incurred. During the fourth quarter of 1998, the Company elected early adoption and wrote off the net book value of start-up costs as a cumulative effect of an accounting change, as permitted by SOP 98-5.

                              POLYMER GROUP, INC.

 Net Income Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares are represented by shares under option. The numerator for both basic and diluted earnings per share is net income applicable to common stock.

Note 2. Acquisitions

   On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textiles Inc. ("Dominion") for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition was accounted for in 1997 using the purchase method of accounting. On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc. for approximately $464.5 million, and the Company acquired the nonwovens and industrial fabrics operations for approximately $351.6 million, including fees and expenses.

   On March 16, 1998, the Company acquired a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products for approximately $47.4 million in a transaction accounted for by the purchase method of accounting.

   During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS ("Vateks") and Nanhai Nanxin Non-Woven Co. Ltd. ("Nanhai"). The Company also acquired the assets of Molnlycke Health Care AB ("Sweden"). Vateks, Nanhai and Sweden manufacture and market nonwoven products for predominant use in consumer and industrial applications. These transactions have been accounted for using the purchase method of accounting and results of operations for each of these entities are included in the Company's results since the date of acquisition. The acquisition price for each business has been allocated to the underlying assets acquired and liabilities assumed based on their fair value at the date of purchase. Such allocation may be revised at a later date. The combined purchase price for these acquisitions, including assets acquired by the Company during 1999 for which separate disclosure is not considered significant, totaled $19.3 million. Supplemental pro forma information has not been presented as it is not material to the consolidated results of operations.

                              POLYMER GROUP, INC.

Note 3. Property, Plant and Equipment

   Property, plant and equipment as of January 1, 2000 and January 2, 1999, consist of the following:

                                                              1999       1998
                                                            ---------  --------
                                                              (In Thousands)
     Cost:
       Land...............................................  $  13,263  $ 11,687
       Buildings and land improvements....................    145,806   131,453
       Machinery, equipment and other.....................    698,884   618,366
       Construction in progress...........................    146,190    59,412
                                                            ---------  --------
                                                            1,004,143   820,918
     Less accumulated depreciation........................   (180,794) (135,909)
                                                            ---------  --------
                                                             $823,349  $685,009
                                                            =========  ========

  Depreciation charged to expense was $55.3, $47.8 and $31.2 million during 1999, 1998 and 1997, respectively.

Note 4. Intangibles and Loan Acquisition Costs

   Intangibles and loan acquisition costs as of January 1, 2000 and January 2, 1999 consist of the following:

                                                               1999      1998
                                                             --------  --------
                                                              (In Thousands)
     Cost:
       Goodwill............................................  $221,507  $217,980
       Supply agreement....................................    13,431    13,431
       Proprietary technology..............................    24,100    24,100
       Loan acquisition costs and other....................    34,151    30,159
                                                             --------  --------
                                                              293,189   285,670
     Less accumulated amortization.........................   (46,786)  (32,576)
                                                             --------  --------
                                                             $246,403  $253,094
                                                             ========  ========

   Amortization charged to expense was $11.2, $11.5 and $9.1 million during 1999, 1998 and 1997, respectively.

Note 5. Accrued Liabilities

   Accrued liabilities as of January 1, 2000 and January 2, 1999, consist of the following:

                                                                 1999    1998
                                                               -------- -------
                                                                (In Thousands)
       Interest payable......................................  $ 25,780 $ 6,769
       Salaries, wages and other fringe benefits.............    11,417  13,965
       Other.................................................    12,695  16,524
                                                               -------- -------
                                                               $ 49,892 $37,258
                                                               ======== =======

                              POLYMER GROUP, INC.

Note 6. Commitments and Contingencies

 Leases

   The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $6.0, $4.7 and $1.7 million in 1999, 1998 and 1997, respectively. The Company leases a building under a non-cancelable lease expiring in June 2012 to an unrelated party. Rental income approximated $1.9, $1.7 and $0.6 million in 1999, 1998 and 1997, respectively. The approximate net minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 1, 2000 are:

                                                      Gross    Lease      Net
                                                     Minimum  and Sub-  Minimum
                                                      Rental    Lease    Rental
                                                     Payments (Income)  Payments
                                                     -------- --------  --------
                                                           (In Thousands)
       2000........................................  $ 6,467  $ (2,094)  $4,373
       2001........................................    5,713    (2,159)   3,554
       2002........................................    4,665    (1,985)   2,680
       2003........................................    3,889    (1,893)   1,996
       2004........................................    2,542    (1,768)     774
       Thereafter..................................      496    (9,685)  (9,189)
                                                     -------  --------   ------
                                                     $23,772  $(19,584)  $4,188
                                                     =======  ========   ======

 Purchase Commitments

   At January 1, 2000, the Company had commitments of approximately $68.0 million related to the purchase of raw materials, maintenance and converting services and approximately $83.0 million related to capital projects.

 Collective Bargaining Agreements

   At January 1, 2000, the Company had a total of approximately 4,500 employees worldwide. Approximately 1,700 employees are represented by labor unions or trade councils which have entered into separate collective bargaining agreements with the Company. Approximately 12% of the Company's labor force are covered by collective bargaining agreements that will expire within one year.

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

                              POLYMER GROUP, INC.

Note 7. Debt

  Short-term borrowings amounted to $19.1 million at the end of 1999 and are composed of $9.6 million in U.S. loans with a weighted average interest rate of 7 5/8% and $9.5 million of local borrowings, principally by international subsidiaries. There were no short-term borrowings outstanding at the end of 1998. Long-term debt as of January 1, 2000 and January 2, 1999, consists of the following (in thousands):

                                                               1999      1998
                                                             ========  ========
Senior subordinated notes, due July 2007, interest rate 9%,
 subject to redemption at any time on or after July 1, 2002
 at the option of the Company based on certain redemption
 prices (a)................................................  $400,000  $400,000
Senior subordinated notes, due March 2008, interest rate
 8.75%, subject to redemption on or after March 1, 2003 at
 the option of the Company based on certain redemption
 prices (a)................................................   200,000   200,000
Revolving credit facility, due June 2003, interest at rates
 ranging from 8.75% to 9.5%, interest rates for U.S. dollar
 loans are based on LIBOR or prime; Canadian dollar loans
 are based on Canadian base rates and Dutch guilder loans
 are based on Eurocurrency rates (b).......................   188,085   136,064
Term loan, due December 2005, interest rate 9.0% (b).......   172,520   124,000
Other (c)..................................................    12,736    12,233
                                                             --------  --------
                                                              973,341   872,297
Less: Unamortized debt discount............................    (5,322)   (5,798)
                                                             --------  --------
                                                              968,019   866,499
Less: Current maturities...................................    (4,842)   (3,070)
                                                             --------  --------
                                                             $963,177  $863,429
                                                             ========  ========

--------
(a) The senior subordinated notes are unsecured obligations subordinate in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes in control. The indentures for the $400 million senior subordinated notes and $200 million senior subordinated notes contain covenants including limitations on indebtedness, certain restricted payments, transactions with affiliates, disposition of proceeds of asset sales, liens, dividends and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, mergers and asset sales. At January 1, 2000 the Company was in compliance with such covenants.

(b) On April 9, 1999, the Company amended its credit facility to add an additional term loan in the amount of $50.0 million. The Company borrowed the entire amount of the additional term loan and used the proceeds to reduce amounts outstanding under the revolving portion of the credit facility. The amended credit facility provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $175.0 million. Subject to certain terms and conditions, a portion of the credit facility may be used for letters of credit. The Company had outstanding letters of credit of approximately $13.0 million and unused commitments of approximately $123.9 million under the credit facility as of January 1, 2000. Commitment fees under the credit facility are generally equal to a percentage of the daily unused amount of such commitment. The credit facility contains covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. At January 1, 2000 the Company was in compliance with such covenants.

                              POLYMER GROUP, INC.

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

(c) In connection with the transactions consummated on January 29, 1998, as discussed in Note 2. Acquisitions, Dominion Textile (USA) Inc. ("DT USA"), a wholly-owned subsidiary of Dominion, purchased approximately $145.6 million of its $150.0 million outstanding Guaranteed Senior Notes due 2003 and, at the same time, purchased approximately $124.5 million of its $125.0 million outstanding Guaranteed Senior Notes due 2006. Approximately $4.7 million of the DT USA notes remain outstanding at January 1, 2000. Restricted cash, which approximates the outstanding balance of the DT USA notes, has been classified as other assets on the consolidated balance sheet at January 1, 2000 and January 2, 1999.

   Long-term debt maturities consist of the following (in thousands):

     2000.............................................................. $  4,842
     2001..............................................................    3,533
     2002..............................................................    2,311
     2003..............................................................  144,571
     2004..............................................................   25,947
     Thereafter........................................................  786,815

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

                     Condensed Consolidating Balance Sheet
                             As of January 1, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The     Reclassifications
         ASSETS           Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
         ------           ------------ ------------ ---------- ----------------- ------------
Cash and equivalents....   $   15,929    $ 20,253   $      998    $        --     $   37,180
Short-term investments..           --          --       19,115             --         19,115
Accounts receivable,
 net....................       66,264      66,985           --             --        133,249
Inventories.............       50,879      62,751           --           (401)       113,229
Other...................       21,933      14,234        9,475            570         46,212
                           ----------    --------   ----------    -----------     ----------
  Total current assets..      155,005     164,223       29,588            169        348,985
Due from affiliates.....    1,160,912      65,245      237,145     (1,463,302)            --
Investment in
 subsidiaries...........      689,932          --      802,348     (1,492,280)            --
Property, plant and
 equipment, net.........      519,846     284,834       18,528            141        823,349
Intangibles and loan
 acquisition costs, net.      145,723      68,655       26,309          5,716        246,403
Other...................       12,233      21,440       13,836             --         47,509
                           ----------    --------   ----------    -----------     ----------
  Total assets..........   $2,683,651    $604,397   $1,127,754    $(2,949,556)    $1,466,246
                           ==========    ========   ==========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable,
 accrued liabilities and
 other..................   $   58,185    $ 51,841   $   25,318    $       821     $  136,165
Short-term borrowings...           --       9,505        9,568             --         19,073
Current portion of long-
 term debt..............           --       3,362        1,480             --          4,842
                           ----------    --------   ----------    -----------     ----------
  Total current
   liabilities..........       58,185      64,708       36,366            821        160,080
Due to affiliates.......    1,189,945     231,627       39,313     (1,460,885)            --
Long-term debt, less
 current portion........        4,667      34,292      924,218             --        963,177
Deferred income taxes
 and other..............       47,764      44,216        8,963           (238)       100,705
Shareholders' equity....    1,383,090     229,554      118,894     (1,489,254)       242,284
                           ----------    --------   ----------    -----------     ----------
  Total liabilities and
   shareholders' equity.   $2,683,651    $604,397   $1,127,754    $(2,949,556)    $1,466,246
                           ==========    ========   ==========    ===========     ==========

                              POLYMER GROUP, INC.

                     Condensed Consolidating Balance Sheet
                             As of January 2, 1999

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The     Reclassifications
         ASSETS           Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
         ------           ------------ ------------ ---------- ----------------- ------------
Cash and equivalents....   $   19,476    $ 31,066   $    7,766    $        --     $   58,308
Accounts receivable,
 net....................       52,118      51,840           --             --        103,958
Inventories.............       47,433      50,568           --            819         98,820
Other...................       26,684       9,215       13,746             --         49,645
                           ----------    --------   ----------    -----------     ----------
  Total current assets..      145,711     142,689       21,512            819        310,731
Due from affiliates.....      823,183       8,021      210,560     (1,041,764)            --
Investment in
 subsidiaries...........      420,485      75,133      777,009     (1,272,627)            --
Property, plant and
 equipment, net.........      476,341     208,346          322             --        685,009
Intangibles and loan
 acquisition costs, net.      156,516      66,861       26,426          3,291        253,094
Other...................       12,600      19,772        2,061           (300)        34,133
                           ----------    --------   ----------    -----------     ----------
  Total assets..........   $2,034,836    $520,822   $1,037,890    $(2,310,581)    $1,282,967
                           ==========    ========   ==========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable,
 accrued liabilities and
 other..................   $   50,110    $ 39,106   $    6,240    $      (251)    $   95,205
Current portion of long-
 term debt..............          899       1,171        1,000             --          3,070
                           ----------    --------   ----------    -----------     ----------
  Total current
   liabilities..........       51,009      40,277        7,240           (251)        98,275
Due to affiliates.......      841,138     171,767       28,543     (1,041,448)            --
Long-term debt, less
 current portion........        4,842      33,076      825,511             --        863,429
Deferred income taxes
 and other..............       53,566      40,596        6,679            297        101,138
Shareholders' equity....    1,084,281     235,106      169,917     (1,269,179)       220,125
                           ----------    --------   ----------    -----------     ----------
  Total liabilities and
   shareholders' equity.   $2,034,836    $520,822   $1,037,890    $(2,310,581)    $1,282,967
                           ==========    ========   ==========    ===========     ==========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 1, 2000

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............   $532,789     $399,756   $    --      $(42,750)       $889,795
Cost of goods sold......    396,329      295,988        --       (42,132)        650,185
                           --------     --------   -------      --------        --------
  Gross profit..........    136,460      103,768        --          (618)        239,610
Selling, general and
 administrative
 expenses...............     69,015       52,001    (1,631)           --         119,385
                           --------     --------   -------      --------        --------
  Operating income......     67,445       51,767     1,631          (618)        120,225
Other expense, net......      1,660       13,239    53,302            --          68,201
                           --------     --------   -------      --------        --------
  Income (loss) before
   income taxes.........     65,785       38,528   (51,671)         (618)         52,024
Income taxes............        481        9,395     8,708            --          18,584
Equity in earnings of
 subsidiaries...........         --           --    93,819       (93,819)             --
                           --------     --------   -------      --------        --------
Net income..............   $ 65,304     $ 29,133   $33,440      $(94,437)       $ 33,440
                           ========     ========   =======      ========        ========

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............   $513,057     $305,485   $    --      $(15,594)       $802,948
Cost of goods sold......    390,752      224,906        --       (15,764)        599,894
                           --------     --------   -------      --------        --------
  Gross profit..........    122,305       80,579        --           170         203,054
Selling, general and
 administrative
 expenses...............     58,882       44,141    (5,646)          122          97,499
                           --------     --------   -------      --------        --------
  Operating income......     63,423       36,438     5,646            48         105,555
Other expense, net......      7,320       16,198    44,082          (145)         67,455
                           --------     --------   -------      --------        --------
  Income (loss) before
   income taxes,
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.     56,103       20,240   (38,436)          193          38,100
Income taxes............      6,060        7,465       540            92          14,157
                           --------     --------   -------      --------        --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     50,043       12,775   (38,976)          101          23,943
Extraordinary item......         --       (2,728)       --            --          (2,728)
Cumulative effect of
 change in accounting
 principle..............     (2,072)         151       410            --          (1,511)
Equity in earnings of
 subsidiaries...........         --           --    58,270       (58,270)             --
                           --------     --------   -------      --------        --------
Net income..............   $ 47,971     $ 10,198   $19,704      $(58,169)       $ 19,704
                           ========     ========   =======      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 3, 1998

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The    Reclassifications
                         Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                         ------------ ------------ -------  ----------------- ------------
Net sales...............   $354,206     $195,465   $    --      $(14,404)       $535,267
Cost of goods sold......    280,112      136,315        35       (14,404)        402,058
                           --------     --------   -------      --------        --------
  Gross profit..........     74,094       59,150       (35)           --         133,209
Selling, general and
 administrative
 expenses...............     47,700       32,967    (6,067)           --          74,600
                           --------     --------   -------      --------        --------
  Operating income......     26,394       26,183     6,032            --          58,609
Other (income) expense,
 net....................     13,941        7,212    (2,986)           --          18,167
                           --------     --------   -------      --------        --------
  Income before income
   taxes and
   extraordinary item ..     12,453       18,971     9,018            --          40,442
Income taxes (benefit)..       (785)       3,101    10,693            --          13,009
                           --------     --------   -------      --------        --------
  Income (loss) before
   extraordinary item...     13,238       15,870    (1,675)           --          27,433
Extraordinary item......     (4,587)        (839)   (6,579)           --         (12,005)
Equity in earnings of
 subsidiaries...........         --           --    23,682       (23,682)             --
                           --------     --------   -------      --------        --------
Net income..............   $  8,651     $ 15,031   $15,428      $(23,682)       $ 15,428
                           ========     ========   =======      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 1, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor   The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------- --------  ----------------- ------------
Net cash provided by
 (used by) operating
 activities.............  $  95,842     $ 33,383    $(41,807)     $  19,982      $ 107,400

Investing activities
  Purchases of property,
   plant and equipment..   (103,962)     (67,664)    (18,260)          (110)      (189,996)
  Purchases of
   marketable securities
   classified as
   available for sale...         --           --     (23,530)            --        (23,530)
  Acquisition of
   business, net of cash
   acquired.............     (3,133)     (16,118)         --             --        (19,251)
  Intercompany
   transactions, net....    (78,659)     (37,164)    (41,154)       156,977             --
  Other, net............     87,439       55,878      41,760       (176,920)         8,157
                          ---------     --------    --------      ---------      ---------
Net cash (used in)
 provided by investing
 activities.............    (98,315)     (65,068)    (41,184)       (20,053)      (224,620)
Financing activities
  Proceeds from debt....         56       15,571     180,567             --        196,194
  Payments of debt......     (1,130)     (11,876)    (72,287)            --        (85,293)
  Dividends to
   shareholders.........         --           --        (640)            --           (640)
  Exercise of stock
   options..............         --           --          26             --             26
  Loan acquisition
   costs, net...........         --           --      (3,521)            --         (3,521)
                          ---------     --------    --------      ---------      ---------
Net cash (used in)
 provided by financing
 activities.............     (1,074)       3,695     104,145             --        106,766

Effect of exchange rate
 changes on cash........         --       17,177     (27,922)            71        (10,674)
                          ---------     --------    --------      ---------      ---------
Net (decrease) in cash
 and equivalents........     (3,547)     (10,813)     (6,768)            --       (21,128)
Cash and equivalents at
 beginning of year......     19,476       31,066       7,766             --         58,308
                          ---------     --------    --------      ---------      ---------
Cash and equivalents at
 end of year............  $  15,929     $ 20,253    $    998      $      --      $  37,180
                          =========     ========    ========      =========      =========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 2, 1999

                                        Combined
                           Combined       Non-                Reclassifications
                          Guarantor    Guarantor      The            and
                         Subsidiaries Subsidiaries  Company     Eliminations    Consolidated
                         ------------ ------------ ---------  ----------------- ------------
Net cash provided by
 (used by) operating
 activities.............  $ 120,057     $(18,608)  $ (42,744)     $  15,369       $ 74,074
Investing activities
  Purchases of property,
   plant and equipment..    (55,990)     (34,106)         --             --        (90,096)
  Purchases of
   marketable securities
   classified as
   available for sale...         --           --     (16,672)            --        (16,672)
  Proceeds from sales of
   marketable securities
   classified as
   available for sale...         --           --      24,485             --         24,485
  Proceeds from sale of
   assets, net of
   canceled subordinated
   advance..............         --      323,524          --             --        323,524
  Minority interest.....         --      (54,730)         --             --        (54,730)
  Acquisition of
   business, net of cash
   acquired.............    (47,423)          --          --             --        (47,423)
  Intercompany
   transactions, net....   (207,033)     (20,662)   (347,282)       574,977             --
  Other, net............    220,516      366,430      (3,803)      (590,888)        (7,745)
                          ---------     --------   ---------      ---------       --------
Net cash (used in)
 provided by investing
 activities.............   (89,930)      580,456    (343,272)       (15,911)       131,343
Financing activities
  Proceeds from debt....    281,339        4,674     616,808       (281,340)       621,481
  Payments of debt......   (298,179)    (571,022)   (216,500)       281,340       (804,361)
  Loan acquisition
   costs, net...........         --           --     (11,560)            --        (11,560)
                          ---------     --------   ---------      ---------       --------
Net cash (used in)
 provided by financing
 activities.............    (16,840)    (566,348)    388,748             --       (194,440)
Effect of exchange rate
 changes on cash........     (2,532)      (2,186)      1,317            542         (2,859)
                          ---------     --------   ---------      ---------       --------
Net increase (decrease)
 in cash and
 equivalents............     10,755       (6,686)      4,049             --          8,118
Cash and equivalents at
 beginning of year......      8,721       37,752       3,717             --         50,190
                          ---------     --------   ---------      ---------       --------
Cash and equivalents at
 end of year............  $  19,476     $ 31,066   $   7,766      $      --       $ 58,308
                          =========     ========   =========      =========       ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 3, 1998

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net cash provided by
 operating activities...   $ 52,917    $  29,290   $ 18,763      $(82,608)       $ 18,362
Investing activities
 Purchases of property,
  plant and equipment...    (50,933)      (9,208)        (3)           --         (60,144)
 Purchases of marketable
  securities classified
  as available for sale.         --           --    (15,251)           --         (15,251)
 Proceeds from sales of
  marketable securities
  classified as
  available for sale....         --           --     17,003            --          17,003
 Acquisition of
  business, net of cash
  acquired..............         --     (424,645)    (4,914)           --        (429,559)
 Other, net.............         --       (3,554)      (396)           --          (3,950)
                           --------    ---------   --------      --------        --------
Net cash (used in)
 investing activities...    (50,933)    (437,407)    (3,561)           --        (491,901)
Financing activities
 Proceeds from debt.....     19,675       28,478    432,693            --         480,846
 Proceeds from short-
  term bridge financing.         --      425,945         --            --         425,945
 Payments of debt.......   (160,675)     (69,682)  (171,925)           --        (402,282)
 Intercompany
  transactions, net.....    131,425       46,496   (260,529)       82,608              --
 Loan acquisition costs,
  net...................        (17)      (3,622)   (14,917)           --         (18,556)
                           --------    ---------   --------      --------        --------
Net cash (used in)
 provided by financing
 activities.............     (9,592)     427,615   (14,678)        82,608         485,953
Effect of exchange rate
 changes on cash........         --           --        189            --             189
                           --------    ---------   --------      --------        --------
Net (decrease) increase
 in cash and
 equivalents............     (7,608)      19,498        713            --          12,603
Cash and equivalents at
 beginning of year......     16,329       18,254      3,004            --          37,587
                           --------    ---------   --------      --------        --------
Cash and equivalents at
 end of year............   $  8,721    $  37,752   $  3,717      $     --        $ 50,190
                           ========    =========   ========      ========        ========

                              POLYMER GROUP, INC.

Note 9. Income Taxes

  Significant components of the provision for income taxes are as follows:

                                                           Fiscal Year
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (In Thousands)
     Current:
       Federal and state............................ $ 6,878  $ 8,864  $   315
       Foreign......................................   8,094    5,878    6,709
     Deferred:
       Federal and state............................     (80)  (1,464)   7,108
       Foreign......................................   3,692      879   (1,123)
                                                     -------  -------  -------
     Income tax before extraordinary item and
      cumulative effect of change in accounting
      principle.....................................  18,584   14,157   13,009
     Income tax benefit from:
       Cumulative effect of change in accounting
        principle...................................      --     (907)      --
       Extraordinary item, loss from early
        extinguishment of debt .....................      --       --   (5,959)
                                                     -------  -------  -------
         Total income tax expense................... $18,584  $13,250  $ 7,050
                                                     =======  =======  =======

  At January 1, 2000, the Company had: (i) operating loss carryforwards of approximately $0.7 million for federal income tax purposes expiring in the years 2003-2010; (ii) German operating loss carryforwards of approximately $3.1 million with no expiration date; and (iii) Canadian capital loss carryforwards of approximately $3.7 million with no expiration date. No accounting recognition has been given to the potential income tax benefit related to the U.S. and Canadian loss carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. Significant components of the Company's deferred tax assets and liabilities as of January 1, 2000 and January 2, 1999 are as follows:

                                                                    1999   1998
                                                                   ------ ------
                                                                        (In
                                                                    Thousands)
     Deferred tax assets:
       Provision for bad debts...................................  $3,109 $1,968
       Inventory capitalization and allowances...................   3,715  3,383
       Net operating loss and capital loss carryforwards.........   2,905  3,046
       Tax credits (primarily alternative minimum tax credits)...   6,192  6,354
       Foreign currency translation adjustment...................  10,739    800
       Foreign tax credits.......................................  10,474  4,552
       Other.....................................................   8,690  5,117
                                                                   ------ ------
         Total deferred tax assets...............................  45,824 25,220

                              POLYMER GROUP, INC.

                                                              1999      1998
                                                            --------  --------
                                                             (In Thousands)
 Valuation allowance.......................................   (9,996)   (4,848)
                                                            --------  --------
Net deferred tax assets....................................   35,828    20,372
Deferred tax liabilities:
 Fixed assets and intangibles, net.........................  (83,302)  (79,756)
 Other, net................................................   (7,892)   (9,239)
                                                            --------  --------
  Total deferred tax liabilities...........................  (91,194)  (88,995)
                                                            --------  --------
  Net deferred tax liabilities............................. $(55,366) $(68,623)
                                                            ========  ========

  Taxes on income are based on earnings before taxes as follows:

                                                               Fiscal Year
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (In Thousands)
Domestic................................................ $12,458 $16,233 $18,688
Foreign.................................................  39,566  21,867  21,754
                                                         ------- ------- -------
                                                         $52,024 $38,100 $40,442
                                                         ======= ======= =======

  The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                            Fiscal Year
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (In Thousands)
     Computed tax expense at statutory rate.........  $18,208  $13,335  $14,155
     Goodwill and other.............................      596    2,307       --
     Valuation allowance............................       --   (1,999)  (2,387)
     Withholding taxes..............................       --       --      471
     Effect of foreign operations, net..............   (2,063)     173      314
     Other, net.....................................    1,843      341      456
                                                      -------  -------  -------
     Provision for income taxes before extraordinary
      item and cumulative effect of change in
      accounting principle..........................   18,584   14,157   13,009
     Income tax benefit related to cumulative effect
      of change in accounting principle and
      extraordinary item............................       --     (907)  (5,959)
                                                      -------  -------  -------
     Provision for income taxes.....................  $18,584  $13,250  $ 7,050
                                                      =======  =======  =======

Note 10. Stock Option and Employee Stock Purchase Plans

Stock Option Plan

  The Company's 1996 Key Employee Stock Option Plan is administered by the Stock Option Committee, which is composed of non-management members of the Company's Board of Directors. Any person who is a full-time, salaried employee (excluding non-management directors) is eligible to

                              POLYMER GROUP, INC.

participate in the plan. The Stock Option Committee selects the participants and determines the terms and conditions of the options. The plan provides for the issuance of options covering 1.5 million shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. Options granted under the plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQOs") as the Stock Option Committee may determine. Option prices shall not be less than the fair value of the shares at the date of grant and options vest in equal 20% increments over five years. Options expire over a three or ten year period. The following table summarizes the transactions of the plan for the three year period ended January 1, 2000:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
Unexercised options outstanding--December 28, 1996..........   130,330   $18.00
  Granted...................................................   595,000    14.25
  Exercised.................................................       --       --
  Forfeited.................................................    (5,555)   18.00
  Expired/canceled..........................................       --       --
                                                             ---------   ------
Unexercised options outstanding--January 3, 1998............   719,775    14.90
  Granted...................................................       --       --
  Exercised.................................................       --       --
  Forfeited.................................................   (65,555)   14.91
  Expired/canceled..........................................       --       --
                                                             ---------   ------
Unexercised options outstanding--January 2, 1999............   654,220    14.90
  Granted...................................................   636,000    12.00
  Exercised.................................................    (1,800)   14.25
  Forfeited.................................................    (9,700)   14.60
  Expired/canceled..........................................       --       --
                                                             ---------   ------
Unexercised options outstanding--January 1, 2000............ 1,278,720   $13.46
                                                             =========   ======
Exercisable options:
  January 3, 1998...........................................   143,955   $14.90
  January 2, 1999...........................................   261,688    14.90
  January 1, 2000...........................................   280,520    15.13

Shares available for future grant...........................   221,280

  At January 1, 2000, the exercise price of the outstanding options ranges from $12.00 to $18.00 and the weighted average remaining contractual life of the outstanding options is approximately seven years.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's financial statements for the plan. The fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1999, 1998 and 1997; dividend yield of 1.0% in 1999 and 0.0% in 1998 and 1997; expected volatility of 0.44 in 1999 and 0.56 in 1998 and 1997; risk-free interest rate of 6.1% in 1999, 1998 and 1997; and weighted average expected lives of five years in 1999, 1998 and 1997. Had compensation

                              POLYMER GROUP, INC.

cost been determined based on the fair value at the grant date for such awards in 1999, 1998 and 1997, respectively, consistent with the provisions of FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                              Fiscal year
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (In Thousands, Except
                                                            Per Share Data)
Net income:
  As reported.......................................... $33,440 $19,704 $15,428
  Pro forma............................................  32,579  19,033  15,075
Net income per common share--basic:
  As reported.......................................... $  1.05 $   .62 $   .48
  Pro forma............................................    1.02     .59     .47
Net income per common share--diluted:
  As reported.......................................... $  1.04 $   .62 $   .48
  Pro forma............................................    1.02     .59     .47
Weighted average fair value per option granted......... $  5.19 $    -- $  7.79

  The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

 Employee Stock Purchase Plan

  The Company sponsors a stock purchase plan that allows employee participants to purchase common stock of the Company through payroll deductions. Purchases of shares are made by a third party administrator at the fair value of the Company's common stock on the transaction date. The cost of the stock purchase plan was not significant during 1999, 1998 or 1997.

Note 11. Shareholders' Equity

  The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share, 3,000,000 shares of non-voting common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain regulatory limitations, the non-voting common stock is convertible on a one-for-one basis into common stock at the option of the holder. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of shares of preferred stock and may determine the rights, preferences, conversion features, dividend rate (including whether such dividend shall be cumulative or noncumulative) and limitations of each issue. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for common dividends. Holders of shares of preferred stock may be entitled to receive a preference before any payment is made to common shareholders.

  On April 15, 1996, the Company's Board of Directors declared a dividend of one right for each share of common stock outstanding at the close of business on June 3, 1996. The holders of additional common stock issued subsequent to such date and before the occurrence of certain events are entitled to one right for each additional share. Each right entitles the registered holder under certain circumstances to purchase from the Company one-thousandth of a share of Series A junior preferred stock at a price of $80 per one-thousandth share of junior preferred stock, subject to adjustment. The Company may redeem the rights at $.01 per right prior to the occurrence of certain events. Prior to exercise of a right, the holder will have no rights as a stockholder of the Company, including, without

                              POLYMER GROUP, INC.

limitation, the right to vote or to receive dividends or distributions. In addition, the rights have certain anti-takeover effects. The rights are not issued in separate form and may not be traded other than with the shares to which they attach. If unexercised, the rights expire on June 3, 2006. 100,000 shares of junior preferred stock are reserved for issuance under this plan.

Note 12. Pension Benefits and Postretirement Plans

  The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover substantially all of their non-union employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

                                                               Postretirement
                                           Pension Benefits         Plans
                                           ------------------  ----------------
                                             1999      1998     1999     1998
                                           --------  --------  -------  -------
                                                    (In Thousands)
Benefit obligation at beginning of year..  $(47,864) $(42,928) $(6,267) $(5,561)
Service costs............................    (2,116)   (1,827)     (77)     (72)
Interest costs...........................    (2,926)   (3,098)    (365)    (360)
Participant contributions................        --       250       --       --
Plan amendments..........................        --    (1,920)      --       --
Actuarial (loss)/gain....................    (2,749)   (1,907)     941     (868)
Currency translation adjustment and
 other...................................     2,684      (665)    (152)     181
Benefit payments.........................     1,501     5,663      509      413
Curtailments.............................       509        --       --       --
Settlements..............................        --    (1,432)      --       --
                                           --------  --------  -------  -------
Benefit obligation at end of year........  $(50,961) $(47,864) $(5,411) $(6,267)
                                           --------  --------  -------  -------
Fair value of plan assets at beginning of
 year....................................  $ 54,576  $ 57,683  $    --  $    --
Actual return on plan assets.............     4,525     2,214       --       --
Employer contribution....................     3,317     2,303      509      413
Plan participants' contributions.........        --       250       --       --
Plan amendments..........................       (53)       --       --       --
Benefit payments.........................    (1,521)   (7,763)    (509)    (413)
Currency translation adjustment and
 other...................................    (3,247)      561       --       --
Divestitures and settlements.............        --      (672)      --       --
                                           --------  --------  -------  -------
Fair value of plan assets at end of year.  $ 57,597  $ 54,576  $    --  $    --
                                           --------  --------  -------  -------
Funded status at year-end................  $  6,636  $  6,712  $(5,411) $(6,267)
Unrecognized transition net (liability)..      (477)      (60)      --       --
Unrecognized transition net gain/(loss)..     3,150     2,814     (695)     264
Unrecognized prior service cost..........       309       417       --       --
Currency translation adjustment and
 other...................................     1,486     1,221      (10)      --
                                           --------  --------  -------  -------
Prepaid (accrued) benefit cost...........  $ 11,104  $ 11,104  $(6,116) $(6,003)
                                           ========  ========  =======  =======

                              POLYMER GROUP, INC.

                             Pension Benefits          Postretirement Plans
                         ---------------------------  ------------------------
                           1999      1998     1997     1999      1998     1997
                         --------  --------  -------  -------  ---------  ----
                               (In Thousands, Except Percent Data)
Components of net
 periodic benefit cost:
  Current service costs. $  2,116  $  1,827  $ 1,566  $    77  $      72  $107
  Interest costs on
   projected benefit
   obligation and other.    2,926     3,098    1,813      366        360   203
  (Return) on plan
   assets...............   (3,622)   (2,943)  (2,659)      --         --    --
  Net amortization of
   transition obligation
   and other............     (320)   (1,512)     (26)      --         --    --
                         --------  --------  -------  -------  ---------  ----
  Periodic benefit cost,
   net.................. $  1,100  $    470  $   694  $   443  $     432  $310
                         ========  ========  =======  =======  =========  ====
Weighted average
 assumption rates:
  Return on plan assets.  6.5-9.0%  6.5-9.0% 6.5-9.0%      --         --    --
  Discount rate on
   projected benefit
   obligations.......... 6.25-7.5% 5.25-9.0% 6.0-8.5% 6.5-7.5% 5.75-7.75%  6.5%
  Salary and wage
   escalation rate......  3.0-5.0%  2.5-6.5% 3.0-6.5%      --         --    --

  The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

                                                               Composite Rate of
       Year                                                        Increase
       ----                                                    -----------------
       1997...................................................          9.0
       1998...................................................      7.0-9.0
       1999...................................................     6.0-10.0
       2000...................................................     5.5-10.0
       2001...................................................      5.0-8.0
       2002...................................................      4.5-8.0
       2003...................................................      4.5-6.0
       2004 and thereafter....................................      4.5-6.0

  A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1-Percentage   1-Percentage
                                                  Point Increase Point Decrease
                                                  -------------- --------------
                                                         (In Thousands)
Effect on total of service and interest cost
 components......................................      $ 65          $ (51)
Effect on postretirement benefit obligation......       572           (445)

  The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $3.5, $2.9 and $1.7 million for 1999, 1998 and 1997, respectively.

                              POLYMER GROUP, INC.

Note 13. Segments and Geographic Information

  The Company discloses information about segments and geographic data in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines operating segments around market sectors. Sales to P&G are reported primarily within the hygiene and wipes segment. Sales to J&J are reported primarily in the hygiene and medical segments. The loss of these sales would have a material adverse effect on these segments. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating segment assets and certain costs is the percent of net sales method. Financial data by segment is as follows (in thousands):

                                                         Fiscal Year
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
     Net sales to unaffiliated customers
      Hygiene................................  $  316,257 $  319,142 $  231,866
      Medical................................     108,383     92,664     86,745
      Wipes..................................     147,435    107,614    105,195
      Industrial and specialty...............     317,720    283,528    111,461
                                               ---------- ---------- ----------
                                               $  889,795 $  802,948 $  535,267
                                               ========== ========== ==========
     Operating income
      Hygiene................................  $   52,100 $   44,479 $   18,492
      Medical................................      21,489     15,769     11,426
      Wipes..................................      23,098     15,667     15,672
      Industrial and specialty...............      23,538     29,640     13,019
                                               ---------- ---------- ----------
                                               $  120,225 $  105,555 $   58,609
                                               ========== ========== ==========
     Depreciation and amortization
      Hygiene................................  $   27,909 $   27,263 $   17,346
      Medical................................       8,046      7,340      6,992
      Wipes..................................       8,375      6,794      6,498
      Industrial and specialty...............      22,216     17,928      9,476
                                               ---------- ---------- ----------
                                               $   66,546 $   59,325 $   40,312
                                               ========== ========== ==========
     Identifiable assets
      Hygiene................................  $  486,878 $  479,773 $  460,297
      Medical................................     166,856    139,304    172,205
      Wipes..................................     226,975    161,779    208,832
      Industrial and specialty...............     489,132    418,530    259,228
      Assets held for disposition, net.......          --         --    464,524
      Corporate (1)..........................      96,405     83,581     62,667
                                               ---------- ---------- ----------
       Total.................................  $1,466,246 $1,282,967 $1,627,753
                                               ========== ========== ==========
     Capital spending
      Hygiene................................  $   65,974 $   36,589 $   33,493
      Medical................................      30,153      2,335      1,665
      Wipes..................................      41,408      2,712      2,300
      Industrial and specialty...............      52,461     48,460     22,686
                                               ---------- ---------- ----------
                                               $  189,996 $   90,096 $   60,144
                                               ========== ========== ==========

(1) Consists primarily of cash, short-term investments, loan acquisition costs and other corporate related assets.

                              POLYMER GROUP, INC.

  Geographic data for the Company's operations are presented in the following table. Export sales from the Company's United States operations to unaffiliated customers approximated $110.0, $93.9 and $83.0 million during 1999, 1998 and 1997, respectively

                                                         Fiscal Year
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                        (In Thousands)
     Net sales to unaffiliated customers
       United States.......................... $  490,039 $  467,836 $  311,923
       Canada.................................    106,253    104,518     61,747
       Europe.................................    241,669    186,656    109,714
       Asia...................................      8,302         --         --
       Latin America..........................     43,532     43,938     51,883
                                               ---------- ---------- ----------
                                               $  889,795 $  802,948 $  535,267
                                               ========== ========== ==========
     Identifiable assets
       United States.......................... $  908,306 $  801,791 $  683,489
       Canada.................................    155,208    154,070    177,999
       Europe.................................    262,137    240,004    226,117
       Asia...................................     50,101     10,425         --
       Latin America..........................     90,494     76,677     75,624
       Assets held for disposition, net.......         --         --    464,524
                                               ---------- ---------- ----------
                                               $1,466,246 $1,282,967 $1,627,753
                                               ========== ========== ==========

                              POLYMER GROUP, INC.

Note 14. Quarterly Results of Operations (Unaudited)

                                            First     Second   Third    Fourth
                                           Quarter   Quarter  Quarter  Quarter
                                           --------  -------- -------- --------
                                                     (In Thousands)
Fiscal year ended January 1, 2000
Net sales................................  $210,147  $223,819 $222,486 $233,343
Gross profit.............................    53,268    61,920   60,820   63,602
Net income...............................     5,832     8,645    8,203   10,760
Net income per common share--basic.......  $    .18  $    .27 $    .26 $    .34
Net income per common share--diluted.....  $    .18  $    .27 $    .26 $    .33

Fiscal year ended January 2, 1999
Net sales................................  $193,336  $206,111 $201,603 $201,898
Gross profit.............................    46,278    51,884   52,541   52,351
Income before extraordinary item and
 cumulative effect of change in
 accounting principle....................     2,295     6,240    6,243    9,166
Extraordinary item.......................    (2,728)       --       --       --
Cumulative effect of change in accounting
 principle, net of tax...................        --        --       --   (1,511)
Net income (loss)........................      (433)    6,240    6,243    7,655

Net income (loss) per common share--basic
 and diluted:
Income before extraordinary item and
 cumulative effect of change in
 accounting principle....................  $    .07  $    .20 $    .20 $    .29
Extraordinary item.......................      (.09)       --       --       --
Cumulative effect of change in accounting
 principle, net of tax...................        --        --       --     (.05)
                                           --------  -------- -------- --------
Net income (loss) per common share--basic
 and diluted.............................  $   (.02) $    .20 $    .20 $    .24
                                           ========  ======== ======== ========

  During the first quarter of 1998, the Company recorded an extraordinary item of $2.7 million for the write-off of previously capitalized debt issue costs related to the acquisition of Dominion. In addition, during the fourth quarter of 1998, the Company elected early adoption of SOP 98-5, and wrote-off the net book value ($1.5 million, after tax) of start-up costs as a cumulative effect of an accounting change.

Note 15. Certain Matters

  From time to time, the Company enters into transactions whereby technology is licensed or made available to developmental partners within the industry. There were no technology transfers made during 1999 or 1997. Amounts recognized for technology transfers during 1998 were not material when compared to consolidated net sales.

  The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $2.7, $1.8, and $1.8 million in 1999, 1998 and 1997, respectively. The Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Annual rent expense relating to this lease approximated $0.2 million in 1999, 1998 and 1997.

                              POLYMER GROUP, INC.

  As part of the acquisition of Dominion, $69.0 million was received from ZB Holdings, Inc. ("ZB Holdings"), an entity affiliated with the Company. This amount, including interest of approximately $0.6 million, was repaid during January 1998. In connection with this transaction, ZB Holdings requested consideration from the Company in return for providing a portion of the financing required to complete the tender offer for the outstanding shares of Dominion. Independent members of the Board of Directors engaged outside legal counsel and an independent banking firm to evaluate this request. Pursuant to the review, ZB Holdings received $5.3 million during 1998 from the Company that was capitalized as part of the cost of the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In connection with the Nonwovens Acquisition on January 29, 1998, the Company appointed Ernst & Young LLP, independent auditors, as independent accountants for the subsidiaries comprising the nonwovens and industrial fabrics business of Dominion to replace Deloitte & Touche LLP ("Deloitte & Touche"), chartered accountants, whom the Company dismissed as of January 29, 1998.

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

  (i)Report of Ernst & Young LLP, Independent Auditors.

  (ii)Consolidated Balance Sheets.

  (iii)Consolidated Statements of Operations.

  (iv)Consolidated Statements of Shareholders' Equity.

  (v)Consolidated Statements of Cash Flows.

  (vi)Notes to Consolidated Financial Statements.

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

Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of 1999.

                              POLYMER GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

        COLUMN A           COLUMN B       COLUMN C        COLUMN D     COLUMN E
        --------         ------------ ----------------   ----------  -------------
                                         ADDITIONS
                                      ----------------
                          Balance at  Charged to
                         Beginning of Costs and          Deductions   Balance at
      Description           Period     Expenses  Other   (Describe)  End of Period
      -----------        ------------ ---------- -----   ----------  -------------
Year ended January 1,
 2000
Allowance for doubtful
 accounts...............   $ 7,603      5,638      --      2,654(1)     $10,587
Valuation allowance for
 deferred tax assets....   $ 4,848      5,148      --         --        $ 9,996
Year ended January 2,
 1999
Allowance for doubtful
 accounts...............   $ 5,503      6,860     100(2)   4,860(1)     $ 7,603
Valuation allowance for
 deferred tax assets....   $ 5,927         --      --      1,079(3)     $ 4,848
Restructuring costs.....   $ 5,484         --      --      5,484(3)     $    --
Year ended January 3,
 1998
Allowance for doubtful
 accounts...............   $ 3,848      7,337     503(2)   6,185(1)     $ 5,503
Valuation allowance for
 deferred tax assets....   $14,149         --      --      8,222(3)     $ 5,927
Restructuring costs.....   $12,009         --      --      6,525(3)     $ 5,484

--------
(1) Uncollectible accounts written-off and price concessions.
(2)Reserve established as part of business acquisition.
(3)Charges to reserve.

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

                                          Polymer Group, Inc.

                                          By:       /s/ Jerry Zucker
                                            ___________________________________
                                                        Jerry Zucker
                                                Chairman, President and Chief
                                                      Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2000.

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

          /s/ Bruce V. Rauner               Director
___________________________________________
              Bruce V. Rauner

        /s/ Michael J. McGovern             Director
___________________________________________
            Michael J. McGovern

         /s/ David A. Donnini               Director
___________________________________________
             David A. Donnini

         /s/ L. Glenn Orr, Jr.              Director
___________________________________________
             L. Glenn Orr, Jr.

      /s/ Duncan M. O'Brien, Jr.            Director
___________________________________________
             Duncan M. O'Brien

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
 4.6     Forms of Series A and Series B 8 3/4% Senior Subordinated Notes
         due 2008.(5)
 4.7     Form of Guarantee.(5)
 4.8     Registration Rights Agreement dated as of March 5, 1998, among
         Polymer Group, Inc., the Guarantors named therein and Chase
         Securities Inc.(6)
 4.9     Amended and Restated Credit Agreement dated July 3, 1997 by and among the Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(7)
         The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the
         Registrant and its subsidiaries on a consolidated basis.
 4.10    First Supplemental Indenture, dated October 27, 1997, between
         Polymer Group Inc., Harris Trust and Savings Bank and Loretex
         Corporation.(2)
 4.11    Second Supplemental Indenture dated January 29, 1998, to
         indenture dated June 30, 1997, among Polymer Group, Inc.,
         Dominion Textile (USA) Inc., with respect to the 9% Senior
         Subordinated Notes due 2008.(2)
 10.1    Purchase Agreement, dated February 27, 1998, by and among
         Polymer Group, Inc., the Guarantors named herein and Chase
         Securities Inc., as Initial Purchaser, with respect to the 8
         3/4% Senior Subordinated Notes due 2008.(6)
 10.2    Amendment No. 2, dated January 29, 1998, to the Amended,
         Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)
 10.3    Amendment No. 3, dated April 9, 1999, to the Amended, Restated
         and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(9)
 11      Statement of Computation of Per Share Earnings.
 16      Letter of Deloitte & Touche regarding a change in certified accountants.(2)
 21      Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule.
 99.1    Press release dated March 14, 2000.(8)

--------
 * Certain portions of the Agreement have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 3, 1998, for the fiscal year ended January 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).

(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-55863).
(6) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated May 19, 1998, for the fiscal quarter ended April 4, 1998.
(7) Incorporated by reference to the respective exhibits to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).
(8) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated March 14, 2000.
(9) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 17, 1999 for the fiscal quarter ended July 3, 1999.