Form 10-Q
period 2000-04-01
POLYMER GROUP INC
filed 2000-05-15
CIK 927417

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

                 For the quarterly period ended April 1, 2000

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

   On May 9, 2000 there were 32,004,200 Common Shares, $.01 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  13

Part II. Other Information................................................  16

Signatures................................................................  17

Exhibit Index.............................................................  18

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                         April 1,    January 1,
                        ASSETS                             2000         2000
                        ------                          -----------  ----------
                                                        (Unaudited)
Current assets:
  Cash and equivalents................................. $   11,527   $   37,180
  Short-term investments...............................     21,846       19,115
  Accounts receivable, net.............................    138,080      133,249
  Inventories..........................................    111,642      113,229
  Other................................................     43,553       46,212
                                                        ----------   ----------
    Total current assets...............................    326,648      348,985
Property, plant and equipment, net.....................    835,284      823,349
Intangibles and loan acquisition costs, net............    241,315      246,403
Other..................................................     54,671       47,509
                                                        ----------   ----------
    Total assets....................................... $1,457,918   $1,466,246
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  101,175   $  136,165
  Short-term borrowings................................     19,952       19,073
  Current portion of long-term debt....................      4,794        4,842
                                                        ----------   ----------
    Total current liabilities..........................    125,921      160,080
                                                        ----------   ----------
Long-term debt, less current portion...................    994,360      963,177
Deferred income taxes..................................     82,480       83,424
Other non-current liabilities..........................     16,928       17,281
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,004,200 shares issued and
   outstanding.........................................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,722      243,688
  Retained earnings....................................     14,646       13,149
  Accumulated other comprehensive (loss)...............    (20,459)     (14,873)
                                                        ----------   ----------
                                                           238,229      242,284
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,457,918   $1,466,246
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                                               Three Months
                                                                   Ended
                                                             ------------------
                                                             April 1,  April 3,
                                                               2000      1999
                                                             --------  --------
Net sales................................................... $231,952  $210,147
Cost of goods sold..........................................  180,416   156,879
                                                             --------  --------
Gross profit................................................   51,536    53,268
Selling, general and administrative expenses................   29,277    27,068
                                                             --------  --------
Operating income............................................   22,259    26,200
Other (income) expense:
  Interest expense, net.....................................   19,130    17,550
  Investment income--(gain) on marketable securities, net...      --     (1,375)
  Foreign currency and other................................     (158)      659
                                                             --------  --------
                                                               18,972    16,834
                                                             --------  --------
Income before income taxes..................................    3,287     9,366
Income taxes................................................    1,150     3,534
                                                             --------  --------
    Net income.............................................. $  2,137  $  5,832
                                                             ========  ========
Average common shares outstanding:
  Basic.....................................................   32,003    32,000
  Diluted...................................................   32,148    32,000
Net income per common share:
  Basic..................................................... $   0.07  $   0.18
  Diluted...................................................     0.07      0.18
Cash dividends.............................................. $   0.02  $    --



                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                            April 1,  April 3,
                                                              2000      1999
                                                            --------  --------
Operating activities
  Net income............................................... $  2,137  $  5,832
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization expense..................   18,020    16,580
    Gain on marketable securities classified as trading,
     net...................................................      --     (1,375)
    Purchases of marketable securities classified as
     trading...............................................      --     (8,293)
    Foreign currency and other.............................     (158)      659
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable....................................   (4,831)  (11,341)
    Inventories............................................    1,587    (3,378)
    Accounts payable and other.............................  (40,791)   17,287
                                                            --------  --------
      Net cash (used in) provided by operating activities..  (24,036)   15,971
                                                            --------  --------
Investing activities
  Purchases of property, plant and equipment...............  (35,573)  (26,034)
  Other, including business acquisition....................   (1,294)  (16,011)
                                                            --------  --------
      Net cash (used in) investing activities..............  (36,867)  (42,045)
                                                            --------  --------
Financing activities
  Proceeds from debt.......................................   49,600    38,608
  Payment of debt..........................................  (17,041)   (3,249)
  Dividends to shareholders................................     (640)      --
  Exercise of stock options................................       34       --
  Other, net...............................................      --       (305)
                                                            --------  --------
      Net cash provided by financing activities............   31,953    35,054
                                                            --------  --------
Effect of exchange rate changes on cash....................    3,297        (7)
                                                            --------  --------
Net (decrease) increase in cash and equivalents............  (25,653)    8,973
Cash and equivalents at beginning of period................   37,180    58,308
                                                            --------  --------
Cash and equivalents at end of period...................... $ 11,527  $ 67,281
                                                            ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of April 1, 2000 contains summarized information; as a result, such data does not include the same detail provided in the 1999 Annual Report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended April 1, 2000, are not necessarily indicative of the results that may be expected for fiscal 2000.

   Reclassifications: Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification.

   Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Issued Accounting Standards: In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2001. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company. However, the Company has not completed a detailed analysis of areas of risk at this time.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                                        January
                                                             April 1,      1,
                                                               2000       2000
                                                            ----------- --------
                                                            (Unaudited)
      Finished goods.......................................  $ 51,853   $ 51,588
      Work in process and stores and maintenance parts.....    18,163     16,753
      Raw materials........................................    41,626     44,888
                                                             --------   --------
        Total..............................................  $111,642   $113,229
                                                             ========   ========

                              POLYMER GROUP, INC.

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

Note 4. Debt

   Short-term borrowings amounted to approximately $20.0 million and $19.1 million at April 1, 2000 and January 1, 2000, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Long-term debt as of April 1, 2000 and January 1, 2000, consists of the following (in thousands):

                                                                       January
                                                            April 1,      1,
                                                              2000       2000
                                                           ----------- --------
                                                           (Unaudited)
      Senior subordinated notes, net of unamortized debt
       discount, due July 2007...........................   $394,804   $394,678
      Senior subordinated notes, due March 2008..........    200,000    200,000
      Revolving credit facility, due June 2003...........    219,434    188,085
      Term loans, including current portion, due December
       2005..............................................    172,520    172,520
      Other..............................................     12,396     12,736
                                                            --------   --------
                                                            $999,154   $968,019
                                                            ========   ========

   The senior subordinated notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes in control.

   The Company's credit facility provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $175.0 million. Subject to certain terms and conditions, a portion of the credit facility may be used for letters of credit. Commitment fees under the credit facility are generally equal to a percentage of the daily unused amount of such commitment. See Note 8. Subsequent Events.

Note 5. Selected Financial Data of Guarantors

   Payment of the Company's senior notes are guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         Condensed Consolidating Selected Balance Sheet Financial Data
                              As of April 1, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor    The     Reclassifications
                         Subsidiaries Subsidiaries   Company   and Eliminations  Consolidated
                         ------------ ------------- ---------- ----------------- ------------
Working capital.........  $   89,644    $ 96,238    $   14,748    $        97     $  200,727
Total assets............   2,697,400     545,926     1,134,194     (2,919,602)     1,457,918
Total debt..............       4,667      44,395       970,044            --       1,019,106
Shareholders' equity....   1,411,852     303,002       106,516     (1,583,141)       238,229

                              POLYMER GROUP, INC.

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of January 1, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor    The      Reclassifications
                         Subsidiaries Subsidiaries   Company    and Eliminations  Consolidated
                         ------------ ------------- ----------  ----------------- ------------
Working capital.........  $   96,820    $ 99,515    $   (6,778)    $      (652)    $  188,905
Total assets............   2,683,651     604,397     1,127,754      (2,949,556)     1,466,246
Total debt..............       4,667      47,159       935,266              --        987,092
Shareholders' equity....   1,383,090     229,554       118,894      (1,489,254)       242,284


    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Three Months Ended April 1, 2000

                           Combined     Combined             Reclassifica-
                          Guarantor   Non-Guarantor   The      tions and
                         Subsidiaries Subsidiaries  Company  Eliminations  Consolidated
                         ------------ ------------- -------  ------------- ------------
Net sales...............   $136,235     $105,812    $   --     $(10,095)     $231,952
Operating income........      7,692       13,570        470         527        22,259
Income (loss) before
 income taxes...........     10,046        6,477    (13,763)        527         3,287
Income taxes (benefit)..     (4,734)       1,196      4,820        (132)        1,150
Equity in earnings of
 subsidiaries...........        --           --      20,720     (20,720)          --
Net income..............     14,780        5,281      2,137     (20,061)        2,137

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Three Months Ended April 3, 1999

                           Combined     Combined             Reclassifica-
                          Guarantor   Non-Guarantor   The      tions and
                         Subsidiaries Subsidiaries  Company  Eliminations  Consolidated
                         ------------ ------------- -------  ------------- ------------
Net sales...............   $139,627      $80,673    $    --    $(10,153)     $210,147
Operating income........     15,817        7,202      3,844        (663)       26,200
Income (loss) before
 income taxes...........     12,939        3,676     (7,310)         61         9,366
Income taxes............      2,595          163        776         --          3,534
Equity in earnings of
 subsidiaries...........        --           --      13,857     (13,857)          --
Net income..............     10,344        3,513      5,771     (13,796)        5,832

Note 6. Comprehensive Income

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive loss approximated $3.5 million and $4.9 million for the three months ended April 1, 2000 and April 3, 1999, respectively.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as

                              POLYMER GROUP, INC.

components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Due to a change in the Company's internal reporting structure, continued product diversification and end market expansion, the Company changed its reportable segments during the first quarter of fiscal 2000, to Consumer and Industrial and Specialty and restated prior period segment information to reflect this change. Sales to The Proctor & Gamble Company and Johnson & Johnson, customers who each account for more than 10% of the Company's sales, are reported primarily in the Consumer segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of production line. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Financial data by segments follows (in thousands):

                                                           Three Months Ended
                                                          ---------------------
                                                           April 1,   April 3,
                                                             2000       1999
                                                          ---------- ----------
                                                                     (Restated)
      Net sales to unaffiliated customers:
        Consumer......................................... $  133,977 $  115,560
        Industrial and Specialty.........................     97,975     94,587
                                                          ---------- ----------
                                                          $  231,952 $  210,147
                                                          ========== ==========
      Operating income:
        Consumer......................................... $   18,621 $   20,414
        Industrial and Specialty.........................      3,638      5,786
                                                          ---------- ----------
                                                          $   22,259 $   26,200
                                                          ========== ==========

                                                           April 1,  January 1,
                                                             2000       2000
                                                          ---------- ----------
                                                                     (Restated)
      Identifiable assets:
        Consumer......................................... $  789,163 $  783,893
        Industrial and Specialty.........................    576,171    585,948
        Corporate (1)....................................     92,584     96,405
                                                          ---------- ----------
                                                          $1,457,918 $1,466,246
                                                          ========== ==========

--------
(1) Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 8. Subsequent Events

   On April 18, 2000, the Company amended its credit facility, effective as of March 31, 2000, to add an additional term loan in the amount of $100.0 million. The amendment also modified certain covenants, including leverage and fixed charge coverage. The Company borrowed the entire amount of the additional term loan which was used to reduce amounts outstanding under the revolving portion of the credit facility. In addition, the Board of Directors declared a quarterly dividend of $0.02 per share, payable on June 2, 2000 to shareholders of record on May 12, 2000.

Item 2.
    Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

   As a result of a change in the Company's internal reporting structure, continued product diversification and market expansion, the Company changed its reportable segments during the first quarter of fiscal 2000 to Consumer and Industrial and Specialty and restated prior period segment information to reflect this change.

Results of Operations

   The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                        Three Months Ended
                                                        ------------------
                                                        April 1,     April 3,
                                                          2000         1999
                                                        ---------    ---------
      Net sales by product category:
        Consumer.......................................       57.8%        55.0%
        Industrial and Specialty.......................       42.2         45.0
                                                         ---------    ---------
                                                             100.0        100.0
      Cost of goods sold:
        Material.......................................       39.5         38.8
        Labor..........................................        9.3          8.3
        Overhead.......................................       29.0         27.5
                                                         ---------    ---------
                                                              77.8         74.6
                                                         ---------    ---------
        Gross profit...................................       22.2         25.4
      Selling, general and administrative expenses.....       12.6         12.9
                                                         ---------    ---------
      Operating income.................................        9.6         12.5

      Other (income) expense
        Interest expense, net..........................        8.2          8.4
        Investment income--(gain) on marketable
         securities....................................        --          (0.7)
        Foreign currency and other.....................        --           0.3
                                                         ---------    ---------
                                                               8.2          8.0
      Income before income taxes.......................        1.4          4.5
      Income taxes.....................................        0.5          1.7
                                                         ---------    ---------
      Net income.......................................        0.9%         2.8%
                                                         =========    =========

Comparison of Three Months Ended April 1, 2000 and April 3, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended April 1, 2000 and the corresponding increase/(decrease) over the comparable period in the prior year:

                                          First Quarter
                                        ----------------- Increase/  % Increase/
                                          2000     1999   (Decrease) (Decrease)
                                        -------- -------- ---------- -----------
                                          (In Thousands, Except Percent Data)
      Net sales:
        Consumer....................... $133,977 $115,560  $18,417       15.9%
        Industrial and Specialty.......   97,975   94,587    3,388        3.6
                                        -------- --------  -------
                                        $231,952 $210,147  $21,805       10.4
                                        ======== ========  =======
      Operating income:
        Consumer....................... $ 18,621 $ 20,414  $(1,793)      (8.8)%
        Industrial and Specialty.......    3,638    5,786   (2,148)     (37.1)
                                        -------- --------  -------
                                        $ 22,259 $ 26,200  $(3,941)     (15.0)
                                        ======== ========  =======

Net Sales

   Consolidated net sales were approximately $232.0 million during the first quarter of fiscal 2000, an increase of $21.8 million or 10.4% over first quarter 1999 consolidated net sales of $210.1 million.

   First quarter 2000 Consumer segment net sales increased 15.9% to approximately $134.0 million compared to $115.6 million in the first quarter of 1999. This increase was in part due to a broader geographic sales base as well as higher sales of lower margin products and increased raw material costs that were passed through to customers, offset in part by changes and delays in orders for selected high margin products from certain customers.

   Industrial and Specialty segment sales in the first quarter of fiscal 2000 increased to approximately $98.0 million, up from $94.6 million in the first quarter of 1999. This increase was more modest than expected due primarily to product mix issues resulting in lower than anticipated average selling prices and unfavorable foreign currency conversion rates.

Operating Income

   Consolidated operating income was $22.3 million during the first quarter of fiscal 2000, a decrease of $3.9 million or 15.0% over first quarter 1999 consolidated operating income of $26.2 million.

   Consumer segment operating income was $18.6 million during the first quarter of 2000 compared to $20.4 million during the first quarter of 1999, a decrease of $1.8 million or 8.8%. This decrease was due primarily to changes and delays in orders for selected high margin products from certain customers and timing variances between raw material price increases and the corresponding pass-through of those increases to customers.

   Industrial and Specialty segment operating income was $3.6 million during the first quarter of 2000 compared to $5.8 million in the first quarter of 1999, a decrease of $2.1 million or 37.1%. Similar to the decline in the Consumer segment, operating income in the Industrial and Specialty segment was negatively affected by timing variances between raw material price increases and the pass-through of those increases to customers. In addition, the Industrial and Specialty segment operating income decrease was attributable to higher period expenses associated with the Company's two new APEX(TM) lines and unfavorable foreign currency conversion rates versus the comparable period in 1999.

Interest Expense and Other

   Interest expense increased $1.6 million, from $17.6 million in the first quarter of 1999 to $19.1 million in the first quarter of 2000. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending. Interest expense as a percentage of sales decreased slightly quarter over quarter.

   Net foreign currency and other losses were approximately $0.7 million during the first quarter of 1999 compared to gains of approximately $0.2 million during the first quarter of 2000. In addition, during the first quarter of 1999 the Company recognized a gain on marketable securities of $1.4 million.

Income Taxes

   The Company provided for income taxes of approximately $1.2 million for the first quarter of 2000, representing an effective tax rate of 35.0%. During the first quarter of 1999, the Company provided for income taxes of $3.5 million, representing an effective tax rate of 37.7%. The provision for income taxes at the Company's effective rate in 1999 differed from the provision for income taxes at the statutory rate due primarily to higher rates in foreign jurisdictions. During the third quarter of 1999 the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective tax rate in the first quarter of 2000 versus the comparable quarter in 1999.

Net Income

   Net income decreased $3.7 million from $5.8 million, or $.18 per diluted share, during the first quarter of 1999 to $2.1 million, or $.07 per diluted share, during the first quarter of 2000.

   First quarter 2000 net income was lower than first quarter 1999 due to changes and delays in orders for selected high margin products from certain customers and timing variances between raw material price increases and the pass-through of those costs to customers. In addition, net income in the first quarter of 2000 was negatively affected by higher period expenses associated with the Company's two new APEXTM lines, unfavorable foreign currency conversion rates and increased interest expense resulting from a higher average amount of indebtedness outstanding during the first three months of 2000 compared to the same period in 1999.

Liquidity and Capital Resources

                                                         April 1,   January 1,
                                                           2000        2000
                                                        ----------  ----------
                                                           (In Thousands)
      Balance sheet data:
        Cash and equivalents and short-term
         investments................................... $   33,373  $   56,295
        Working capital................................    200,727     188,905
        Total assets...................................  1,457,918   1,466,246
        Total debt.....................................  1,019,106     987,092
        Shareholders' equity...........................    238,229     242,284
                                                         Three Months Ended
                                                        ----------------------
                                                         April 1,    April 3,
                                                           2000        1999
                                                        ----------  ----------
                                                           (In Thousands)
      Cash flow data:
        Net cash (used in) provided by operating
         activities.................................... $  (24,036) $   15,971
        Net cash (used in) investing activities........    (36,867)    (42,045)
        Net cash provided by financing activities......     31,953      35,054

Operating Activities

   During the first three months of fiscal 2000, the Company's cash used in operating activities was approximately $24.0 million compared to cash generated by operating activities of approximately $16.0 million during the first three months of 1999, a decrease of approximately $40.0 million. This was largely attributable to a decrease in operating income and higher working capital needs in the first three months of fiscal 2000.

Investing and Financing Activities

   Capital expenditures for the three months ended April 1, 2000 totaled $35.6 million, relating primarily to margin-enhancing projects. The Company anticipates capital expenditures in fiscal 2000 to be in the range of $80.0 million to $85.0 million. However, the Company continues to review additional opportunities and will make determinations on these projects on a case by case basis.

   The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of April 1, 2000, the Company's availability under its credit facility, including cash and equivalents and short-term investments, approximated $125.3 million.

   On April 18, 2000, the Company amended its credit facility to add an additional term loan in the amount of $100.0 million at which time the availability under the credit facility increased to approximately $225.3 million. The amendment also modified certain covenants, including leverage and fixed charge coverage. The Company borrowed the entire amount of the additional term loan, which was used to reduce amounts outstanding under the revolving portion of the credit facility. In addition, the Board of Directors declared a quarterly dividend of $0.02 per share, payable on June 2, 2000 to shareholders of record on May 12, 2000.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. For a discussion of certain raw material price increases during the quarter ended April 1, 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   After giving affect to the April 2000 refinancing discussed above, the amended credit facility currently permits the Company to borrow up to $600.0 million, a portion of which may be denominated in Dutch guilders and in Canadian dollars. The variable interest rate applicable to borrowings under the amended credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount Rate referred to therein, at the Company's option. At April 1, 2000, the Company had borrowings under the Credit Facility of $392.0 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $3.9 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at April 1, 2000 was approximately $529.0 million, which was less than its carrying value by approximately $71.0 million. A 100 basis points decrease in the prevailing interest rates at April 1, 2000 would result in an increase in the fair value of fixed rate debt by approximately $28.2 million. A 100 basis points increase in the prevailing interest rates at April 1, 2000 would result in a decrease in fair value of total fixed rate debt by approximately $26.4 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For the quarter ending April 1, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $1.4 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

   The Company may enter into financial instruments which are limited in duration and scope to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are used in connection with an underlying asset, liability, firm commitment or anticipated transaction. Charges to expense during the first quarter 2000 and 1999 related to these instruments, which are not used for trading purposes, were not significant.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polyethylene and polypropylene resin have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, prices declined between 1996 and 1999. During the first quarter of 2000, raw material prices increased due to higher resin and fiber costs resulting from a combination of higher crude oil prices, shortages of the chemical monomers used to produce certain resins and strong demand for resins under these conditions. The Company currently anticipates this trend to continue for several months into the second quarter of 2000. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Reports on Form 8-K

   On March 14, 2000, the Company issued a press release, which was filed on Form 8-K, announcing that, based upon preliminary estimates, the Company expects first quarter 2000 and full year 2000 earnings to be lower than expectations.

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

May 15, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number                Document Description
 -------               --------------------
 10.1    Form of change of control severance agreement.
 11      Statement of Computation of Per Share Earnings.
 27      Financial data schedule.
 99.1    Press release dated March 14, 2000. (1)

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated March 14, 2000.