Form 10-Q
period 2000-07-01
POLYMER GROUP INC
filed 2000-08-15
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

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

   On August 8, 2000, there were 32,004,200 Common Shares, $.01 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  16

Part II. Other Information................................................  19

Signatures................................................................  20

Exhibit Index.............................................................  21

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                          July 1,    January 1,
                        ASSETS                             2000         2000
                        ------                          -----------  ----------
                                                        (Unaudited)
Current assets:
  Cash and equivalents................................. $    4,588   $   37,180
  Short-term investments...............................     16,967       19,115
  Accounts receivable, net.............................    143,228      133,249
  Inventories..........................................    112,811      113,229
  Other................................................     39,548       46,212
                                                        ----------   ----------
    Total current assets...............................    317,142      348,985
Property, plant and equipment, net.....................    842,444      823,349
Intangibles and loan acquisition costs, net............    240,760      246,403
Other..................................................     55,557       47,509
                                                        ----------   ----------
    Total assets....................................... $1,455,903   $1,466,246
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other...... $  123,351   $  136,165
  Short-term borrowings................................     19,041       19,073
  Current portion of long-term debt....................      6,736        4,842
                                                        ----------   ----------
    Total current liabilities..........................    149,128      160,080
                                                        ----------   ----------
Long-term debt, less current portion...................    973,781      963,177
Deferred income taxes..................................     82,201       83,424
Other non-current liabilities..........................     16,519       17,281
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,004,200 shares issued and outstanding
   at July 1, 2000; 32,001,800 shares issued and
   outstanding at January 1, 2000......................        320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding..        --           --
  Additional paid-in capital...........................    243,722      243,688
  Retained earnings....................................     15,426       13,149
  Accumulated other comprehensive (loss)...............    (25,194)     (14,873)
                                                        ----------   ----------
                                                           234,274      242,284
                                                        ----------   ----------
    Total liabilities and shareholders' equity......... $1,455,903   $1,466,246
                                                        ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                           Three Months
                                               Ended        Six Months Ended
                                         -----------------  ------------------
                                         July 1,  July 3,   July 1,   July 3,
                                           2000     1999      2000      1999
                                         -------- --------  --------  --------
Net sales............................... $223,801 $223,819  $455,753  $433,966
Cost of goods sold......................  172,950  161,899   353,366   318,778
                                         -------- --------  --------  --------
Gross profit............................   50,851   61,920   102,387   115,188
Selling, general and administrative
 expenses...............................   27,243   30,845    56,520    57,913
                                         -------- --------  --------  --------
Operating income........................   23,608   31,075    45,867    57,275
Other (income) expense:
  Interest expense, net.................   22,441   18,240    41,571    35,790
  Investment income--(gain) on
   marketable securities, net...........      --    (1,567)      --     (2,942)
  Foreign currency and other............      121      647       (37)    1,306
                                         -------- --------  --------  --------
                                           22,562   17,320    41,534    34,154
                                         -------- --------  --------  --------
Income before income taxes and
 extraordinary item.....................    1,046   13,755     4,333    23,121
Income taxes............................      367    5,110     1,517     8,644
                                         -------- --------  --------  --------
Income before extraordinary item........      679    8,645     2,816    14,477
Extraordinary item, net of taxes of
 $399...................................      741      --        741       --
                                         -------- --------  --------  --------
    Net income.......................... $  1,420 $  8,645  $  3,557  $ 14,477
                                         ======== ========  ========  ========
Net income per common share:
  Basic:
    Average common shares outstanding...   32,004   32,000    32,003    32,000
    Income before extraordinary item.... $   0.02 $   0.27  $   0.09  $   0.45
    Extraordinary item, net of tax......     0.02      --       0.02       --
                                         -------- --------  --------  --------
    Net income per common share--basic.. $   0.04 $   0.27  $   0.11  $   0.45
                                         ======== ========  ========  ========
  Diluted:
    Average common shares outstanding...   32,004   32,000    32,076    32,000
    Income before extraordinary item.... $   0.02 $   0.27  $   0.09  $   0.45
    Extraordinary item, net of tax......     0.02      --       0.02       --
                                         -------- --------  --------  --------
    Net income per common share--
     diluted............................ $   0.04 $   0.27  $   0.11  $   0.45
                                         ======== ========  ========  ========
  Cash dividends........................ $   0.02 $    --   $   0.04  $    --
                                         ======== ========  ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                            Six Months Ended
                                                           -------------------
                                                            July 1,   July 3,
                                                             2000       1999
                                                           ---------  --------
Operating activities
  Net income.............................................. $   3,557  $ 14,477
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Extraordinary item....................................      (741)      --
    Depreciation and amortization expense.................    35,985    31,938
    Change in marketable securities classified as trading,
     net..................................................       --       (463)
    Foreign currency and other............................       (37)    1,306
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...................................    (9,979)  (27,510)
    Inventories...........................................       418    (2,093)
    Accounts payable and other............................   (12,737)   19,313
                                                           ---------  --------
      Net cash provided by operating activities...........    16,466    36,968
                                                           ---------  --------
Investing activities
  Purchases of property, plant and equipment..............   (60,092)  (73,875)
  Other, including business acquisition...................     2,148   (19,075)
                                                           ---------  --------
      Net cash used in investing activities...............   (57,944)  (92,950)
                                                           ---------  --------
Financing activities
  Proceeds from debt......................................   171,211    99,396
  Payment of debt.........................................  (157,479)  (68,450)
  Dividends to shareholders...............................    (1,280)      --
  Exercise of stock options...............................        34       --
  Loan acquisition costs, net.............................    (3,083)   (2,857)
                                                           ---------  --------
      Net cash provided by financing activities...........     9,403    28,089
                                                           ---------  --------
Effect of exchange rate changes on cash...................      (517)    8,067
                                                           ---------  --------
Net decrease in cash and equivalents......................   (32,592)  (19,826)
Cash and equivalents at beginning of period...............    37,180    58,308
                                                           ---------  --------
Cash and equivalents at end of period..................... $   4,588  $ 38,482
                                                           =========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the Company), a global manufacturer and marketer of nonwovens and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of July 1, 2000 contains summarized information; as a result, such data does not include the same detail provided in the 1999 Annual Report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and six months ended July 1, 2000, are not necessarily indicative of the results that may be expected for fiscal 2000.

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

   Recently Issued Accounting Standards: In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, which is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer the adoption of FAS 133 until fiscal year 2001. Currently, the Company does not anticipate FAS 133 to have a material financial or operational impact on the Company. However, the Company is in the process of performing an analysis of areas of risk at this time.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                                        January
                                                              July 1,      1,
                                                               2000       2000
                                                            ----------- --------
                                                            (Unaudited)
      Finished goods.......................................  $ 56,869   $ 51,588
      Work in process and stores and maintenance parts.....    17,514     16,753
      Raw materials........................................    38,428     44,888
                                                             --------   --------
        Total..............................................  $112,811   $113,229
                                                             ========   ========

Note 3. Net Income Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible

                              POLYMER GROUP, INC.

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

Note 4. Debt

   Short-term borrowings amounted to approximately $19.0 million at July 1, 2000 and January 1, 2000. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Long-term debt as of July 1, 2000 and January 1, 2000, consists of the following in thousands:

                                                                       January
                                                             July 1,      1,
                                                              2000       2000
                                                           ----------- --------
                                                           (Unaudited)
      Senior subordinated notes, net of unamortized debt
       discount, due July 2007............................  $389,933   $394,678
      Senior subordinated notes, due March 2008...........   196,500    200,000
      Revolving credit facility, due June 2003............   112,848    188,085
      Term loans, including current portion, due December
       2005 and 2006......................................   271,780    172,520
      Other...............................................     9,456     12,736
                                                            --------   --------
                                                            $980,517   $968,019
                                                            ========   ========

   The senior subordinated notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes of control. During the second quarter of 2000 the Company purchased $5.0 million principal amount of its senior subordinated notes due July 2007 and $3.5 million principal amount of its senior subordinated notes due March 2008. The Company recognized an extraordinary gain of $0.7 million, net of taxes, on the retirement of these notes.

   The Company's credit facility provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the credit facility may be used for letters of credit. Commitment fees under the credit facility are generally equal to a percentage of the daily unused amount of such commitment. See note 8. Subsequent Events.

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

         Condensed Consolidating Selected Balance Sheet Financial Data
                              As of July 1, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor    The      Reclassifications
                         Subsidiaries Subsidiaries   Company    and Eliminations  Consolidated
                         ------------ ------------- ----------  ----------------- ------------
Working capital
 (deficit)..............  $   94,829    $ 87,847    $  (10,220)    $    (4,442)    $  168,014
Total assets............   2,392,276     558,964     1,123,266      (2,618,603)     1,455,903
Total debt..............       1,702      31,334       966,522             --         999,558
Shareholders' equity....   1,283,379     229,343        99,480      (1,377,928)       234,274

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of January 1, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor    The      Reclassifications
                         Subsidiaries Subsidiaries   Company    and Eliminations  Consolidated
                         ------------ ------------- ----------  ----------------- ------------
Working capital
 (deficit)..............  $   96,820    $ 99,515    $   (6,778)    $      (652)    $  188,905
Total assets............   2,683,651     604,397     1,127,754      (2,949,556)     1,466,246
Total debt..............       4,667      47,159       935,266             --         987,092
Shareholders' equity....   1,383,090     229,554       118,894      (1,489,254)       242,284

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended July 1, 2000

                           Combined     Combined              Reclassifica-
                          Guarantor   Non-Guarantor   The       tions and
                         Subsidiaries Subsidiaries  Company   Eliminations  Consolidated
                         ------------ ------------- --------  ------------- ------------
Net sales...............   $269,180     $197,623    $    --     $(11,050)     $455,753
Operating income........     15,840       29,920         152         (45)       45,867
Income (loss) before
 income taxes and
 extraordinary item.....      6,950       15,404     (17,988)        (33)        4,333
Income taxes (benefit)..    (11,614)       4,333       8,798         --          1,517
Income (loss) before
 extraordinary item.....     18,564       11,071     (26,786)        (33)        2,816
Extraordinary item, net
 of tax.................        --           --          741         --            741
Equity in earnings of
 subsidiaries...........        --           --       29,602     (29,602)          --
Net income..............     18,564       11,071       3,557     (29,635)        3,557

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended July 3, 1999

                           Combined     Combined              Reclassifica-
                          Guarantor   Non-Guarantor   The       tions and
                         Subsidiaries Subsidiaries  Company   Eliminations  Consolidated
                         ------------ ------------- --------  ------------- ------------
Net sales...............   $278,145     $165,633    $    --      $(9,812)     $433,966
Operating income........     32,655       23,537       1,083         --         57,275
Income (loss) before
 income taxes...........     29,216       16,899     (22,994)        --         23,121
Income taxes............      4,877        2,991         776         --          8,644
Equity in earnings of
 subsidiaries...........        --           --       38,247     (38,247)          --
Net income..............     24,339       13,908      14,477     (38,247)       14,477

Note 6. Comprehensive Income

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive (loss) income, net of taxes, approximated $(3.4) million and $9.0 million for the three months ended July 1, 2000 and July 3, 1999, respectively. Year to date comprehensive (loss) income, net of taxes, approximated $(6.8) million in 2000 and $4.1 million in 1999.

                              POLYMER GROUP, INC.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Due to a change in the Company's internal reporting structure, continued product diversification and end market expansion, the Company changed its reportable segments during the first quarter of fiscal 2000 to Consumer and Industrial and Specialty and restated prior period segment information to reflect this change. Sales to The Procter & Gamble Company and Johnson & Johnson, customers who each account for greater than 10% of the Company's sales, are reported primarily within the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Financial data by segments follows (in thousands):

                                             Three Months
                                                 Ended       Six Months Ended
                                           ----------------- -----------------
                                           July 1,  July 3,  July 1,  July 3,
                                             2000     1999     2000     1999
                                           -------- -------- -------- --------
   Net sales to unaffiliated customers
     Consumer............................. $127,714 $127,762 $261,691 $243,322
     Industrial and Specialty.............   96,087   96,057  194,062  190,644
                                           -------- -------- -------- --------
                                           $223,801 $223,819 $455,753 $433,966
                                           ======== ======== ======== ========
   Operating income
     Consumer............................. $ 18,426 $ 25,213 $ 37,047 $ 45,498
     Industrial and Specialty.............    5,182    5,862    8,820   11,777
                                           -------- -------- -------- --------
                                           $ 23,608 $ 31,075 $ 45,867 $ 57,275
                                           ======== ======== ======== ========

                                                           July 1,   January 1,
                                                             2000       2000
                                                          ---------- ----------
   Identifiable assets
     Consumer............................................ $  773,013 $  783,893
     Industrial and Specialty............................    581,585    585,948
     Corporate(1)........................................    101,305     96,405
                                                          ---------- ----------
                                                          $1,455,903 $1,466,246
                                                          ========== ==========

--------
(1) Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 8. Subsequent Events

   On August 10, 2000, the Company amended its credit facility to modify certain covenants including leverage and fixed charge coverage and to amend the credit facility in certain other respects. In addition, the Board of Directors declared a quarterly dividend of $0.02 per share, payable on September 1, 2000 to shareholders of record on August 11, 2000.

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

                                                 Three Months     Six Months
                                                     Ended           Ended
                                                --------------- ---------------
                                                July 1, July 3, July 1, July 3,
                                                 2000    1999    2000    1999
                                                ------- ------- ------- -------
Net sales by segment
  Consumer.....................................   57.1%   57.1%   57.4%   56.1%
  Industrial and Specialty.....................   42.9    42.9    42.6    43.9
                                                 -----   -----   -----   -----
                                                 100.0   100.0   100.0   100.0
Cost of goods sold
  Material.....................................   41.1    37.4    40.4    38.1
  Labor........................................    8.5     8.9     8.9     8.6
  Overhead.....................................   27.7    26.0    28.3    26.8
                                                 -----   -----   -----   -----
                                                  77.3    72.3    77.6    73.5
                                                 -----   -----   -----   -----
  Gross profit.................................   22.7    27.7    22.4    26.5
Selling, general and administrative expenses...   12.2    13.8    12.4    13.3
                                                 -----   -----   -----   -----
Operating income...............................   10.5    13.9    10.0    13.2
Other (income) expense
  Interest expense, net........................   10.0     8.1     9.1     8.3
  Investment income--(gain) on marketable
   securities..................................    --     (0.7)    --     (0.7)
  Foreign currency and other...................    --      0.3     --      0.3
                                                 -----   -----   -----   -----
                                                  10.0     7.7     9.1     7.9
Income before income taxes and extraordinary
 item..........................................    0.5     6.2     0.9     5.3
Income taxes...................................    0.2     2.3     0.3     2.0
                                                 -----   -----   -----   -----
Income before extraordinary item...............    0.3     3.9     0.6     3.3
Extraordinary item, net of taxes...............    0.3     --      0.2     --
                                                 -----   -----   -----   -----
Net income.....................................    0.6%    3.9%    0.8%    3.3%
                                                 =====   =====   =====   =====

Comparison of Three Months Ended July 1, 2000 and July 3, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended July 1, 2000 and the corresponding increase/(decrease) over the comparable period in the prior year:

                                           Three Months
                                               Ended
                                         -----------------                %
                                         July 1,  July 3,  Increase/  Increase/
                                           2000     1999   (Decrease) (Decrease)
                                         -------- -------- ---------  ----------
                                          (In Thousands, Except Percent Data)
      Net sales:
        Consumer........................ $127,714 $127,762  $   (48)      -- %
        Industrial and Specialty........   96,087   96,057       30       --
                                         -------- --------  -------
                                         $223,801 $223,819  $   (18)      --
                                         ======== ========  =======
      Operating income:
        Consumer........................ $ 18,426 $ 25,213  $(6,787)    (26.9)%
        Industrial and Specialty........    5,182    5,862     (680)    (11.6)
                                         -------- --------  -------
                                         $ 23,608 $ 31,075  $(7,467)    (24.0)
                                         ======== ========  =======

Net Sales

   Consolidated net sales were $223.8 million in the second quarter of fiscal 2000, essentially unchanged over the corresponding period in 1999 despite higher unit volume shipments quarter over quarter.

   Consumer segment net sales were $127.7 million and $127.8 million in the second quarter of 2000 and 1999, respectively. This modest decrease resulted from the continued curtailment in orders of selected higher margin products from certain customers, industry-wide over-capacity within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe. The confluence of these negative factors were offset somewhat by a broader geographic sales base, higher sales of lower margin products and increased raw material costs passed through to customers within certain product categories.

   Industrial and Specialty segment net sales were approximately $96.1 million in the second quarter of 2000 and 1999. Net sales remained unchanged in this segment due primarily to the continued trend of product mix issues resulting in lower than anticipated average selling prices and to unfavorable foreign currency conversion rates, predominantly in Europe.

Operating Income

   Consolidated operating income was $23.6 million in the second quarter of fiscal 2000, a decrease of $7.5 million or 24.0% over the second quarter of 1999 operating income of $31.1 million.

   Consumer segment operating income was $18.4 million during the second quarter of 2000 compared to $25.2 million during the second quarter of 1999, a decrease of $6.8 million, or 26.9%. This decrease was due primarily to the continued curtailment in orders of selected higher margin products from certain customers, timing variances between raw material price increases and the corresponding pass-through of those increases to customers, pricing pressure within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Industrial and Specialty segment operating income was $5.2 million during the second quarter of 2000 compared to $5.9 million in 1999, a decrease of $0.7 million, or 11.6%. Similar to the decline in the Consumer segment, operating income in the Industrial and Specialty segment was negatively affected by timing variances between raw material price increases and the pass-through of those increases to customers and unfavorable foreign currency conversion rates, predominantly in Europe. In addition, higher period expenses associated with the Company's two new Apex(TM) lines contributed to the quarter over quarter decrease in the Industrial and Specialty segment operating income.

   Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of total sales from 13.8% in the second quarter of 1999 to 12.2% in the second quarter of 2000.

Interest Expense and Other

   Interest expense increased $4.2 million, from $18.2 million in the second quarter of 1999 to $22.4 million in the second quarter of 2000. The increase is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending and an increase in interest rates.

   Net foreign currency and other losses were approximately $0.1 million during the second quarter of 2000 compared to $0.6 million during the second quarter of 1999. In addition, during the second quarter of 1999 the Company recognized a gain on marketable securities of $1.6 million.

Income Taxes

   The Company provided for income taxes of approximately $0.4 million in the second quarter of 2000, representing an effective tax rate of 35.1%. During the second quarter of 1999, the Company provided for income taxes of $5.1 million, representing an effective tax rate of 37.2%. The provision for income taxes at the Company's effective rate in 1999 differed from the provision for income taxes at the statutory rate due primarily to higher rates in foreign jurisdictions. During the third quarter of 1999 the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective tax rate for the second quarter of 2000 compared to the second quarter of 1999.

Income Before Extraordinary Item

   Income before extraordinary item decreased $8.0 million from $8.6 million, or $0.27 per share, for the second quarter of 1999 to $0.7 million, or $0.02 per share, for the second quarter in 2000.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Comparison of Six Months Ended July 1, 2000 and July 3, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for the six months ended July 1, 2000 and the corresponding increase/(decrease) over the comparable period in the prior year:

                                         Six Months Ended
                                         -----------------                %
                                         July 1,  July 3,  Increase/  Increase/
                                           2000     1999   (Decrease) (Decrease)
                                         -------- -------- ---------  ----------
                                          (In Thousands, Except Percent Data)
      Net sales:
        Consumer........................ $261,691 $243,322 $ 18,369       7.5%
        Industrial and Specialty........  194,062  190,644    3,418       1.8
                                         -------- -------- --------
                                         $455,753 $433,966 $ 21,787       5.0
                                         ======== ======== ========
      Operating income:
        Consumer........................ $ 37,047 $ 45,498 $ (8,451)    (18.6)%
        Industrial and Specialty........    8,820   11,777   (2,957)    (25.1)
                                         -------- -------- --------
                                         $ 45,867 $ 57,275 $(11,408)    (19.9)
                                         ======== ======== ========

Net Sales

   Second quarter year to date consolidated net sales were $455.8 million in 2000, an increase of $21.8 million or 5.0% over 1999 consolidated net sales of approximately $434.0 million.

   Year to date 2000 Consumer segment net sales were $261.7 million compared to $243.3 million in 1999, an increase of $18.4 million, or 7.5%. This increase resulted from a broader geographic sales base, higher sales of lower margin products and increased raw material costs passed through to customers within certain product categories. The effect of these increases were offset by continued curtailment in orders of selected higher margin products from certain customers, industry-wide over-capacity within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Year to date 2000 Industrial and Specialty segment net sales were approximately $194.1 million compared to $190.6 million in the same period of 1999. Net sales remained level in this segment due primarily to the continued trend of product mix issues resulting in lower than anticipated average selling prices and to unfavorable foreign currency conversion rates, predominantly in Europe.

Operating Income

   Second quarter year to date 2000 consolidated operating income was $45.9 million, a decrease of $11.4 million or 19.9% over 1999 operating income of $57.3 million.

   Year to date 2000 Consumer segment operating income was $37.0 million compared to $45.5 million during 1999, a decrease of $8.5 million, or 18.6%. This decrease was due primarily to the continued curtailment in orders of selected higher margin products from certain customers, timing variances between raw material price increases and the corresponding pass-through of those increases to customers, pricing pressure within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Year to date 2000 Industrial and Specialty segment operating income was $8.8 million compared to $11.8 million in 1999, a decrease of approximately $3.0 million, or 25.1%. Similar to the decline in the Consumer segment, operating income in the Industrial and Specialty segment was negatively affected by timing variances between raw material price increases and the pass-through of those increases to customers and unfavorable foreign currency conversion rates, predominantly in Europe. In addition, higher period expenses associated with the Company's two new Apex(TM) lines contributed to the year decrease in the Industrial and Specialty segment operating income.

   Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of total sales from 13.3% for the first six months of 1999 to 12.4% for the same period in 2000.

Interest Expense and Other

   Interest expense increased $5.8 million, from $35.8 million in the first half of 1999 to $41.6 million in the first half of 2000. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending and an increase in interest rates.

   Net foreign currency and other losses were minimal during the first six months of 2000 compared to approximately $1.3 million for the same period in 1999. In addition, during the first six months of 1999 the Company recognized a gain on marketable securities of $2.9 million.

Income Taxes

   The Company provided for income taxes of approximately $1.5 million for the first six months of 2000, representing an effective tax rate of 35.0%. During the first six months of 1999, the Company provided for income taxes of $8.6 million, representing an effective tax rate of 37.4%. The provision for income taxes at the Company's effective rate in 1999 differed from the provision for income taxes at the statutory rate due primarily to higher rates in foreign jurisdictions. During the third quarter of 1999 the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective tax rate for the first six months of 2000 compared to the same period in 1999.

Income Before Extraordinary Item

   Income before extraordinary item decreased $11.7 million from $14.5 million, or $0.45 per share, for the first six months of 1999 to $2.8 million, or $0.09 per share, for the first six months of 2000.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Liquidity and Capital Resources

                                                            July 1,   January 1,
                                                              2000       2000
                                                           ---------- ----------
                                                              (In Thousands)
      Balance sheet data:
        Cash and equivalents and short-term investments... $   21,555 $   56,295
        Working capital...................................    168,014    188,905
        Total assets......................................  1,455,903  1,466,246
        Total debt........................................    999,558    987,092
        Shareholders' equity..............................    234,274    242,284

                                                             Six Months Ended
                                                             ------------------
                                                             July 1,   July 3,
                                                               2000      1999
                                                             --------  --------
                                                              (In Thousands)
      Cash flow data:
        Net cash provided by operating activities........... $ 16,466  $ 36,968
        Net cash used in investing activities...............  (57,944)  (92,950)
        Net cash provided by financing activities...........    9,403    28,089

Operating Activities

   During the first six months of 2000 the Company's operations generated $16.5 million in cash. The Company's working capital decreased during the first six months of 2000 as a result of lower operating earnings, higher interest cost associated with its outstanding indebtedness and capital expenditures during the period.

Investing and Financing Activities

   Capital expenditures for the first half of 2000 totaled $60.1 million, relating primarily to margin-enhancing projects. The Company anticipates capital expenditures in fiscal 2000 to be in the range of $80.0 million to $85.0 million. However, the Company continues to review additional opportunities and will make determinations on these projects on a case by case basis.

   The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of July 1, 2000, the Company's availability under its credit facility, including cash and equivalents and short-term investments, approximated $220.1 million.

   On April 18, 2000, the Company amended its credit facility to add an additional term loan in the amount of $100.0 million. The amendment also modified certain covenants, including leverage and fixed charge coverage. The Company borrowed the entire amount of the additional term loan, which was used to reduce amounts outstanding under the revolving portion of the credit facility.

   On August 10, 2000, the Company amended its credit facility to modify certain covenants, including leverage and fixed charge coverage, and to amend the credit facility in certain other respects. In addition, the Board of Directors declared a quarterly dividend of $0.02 per share, payable on September 1, 2000 to shareholders of record on August 11, 2000.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. For a discussion of certain raw material price increases during the six months ended July 1, 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks".

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the six months ended July 1, 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   The amended credit facility permits the Company to borrow up to $600.0 million, a portion of which may be denominated in Dutch guilders and in Canadian dollars. The variable interest rate applicable to borrowings under the amended credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. At July 1, 2000, the Company had borrowings under the credit facility of $384.6 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $3.8 million.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at July 1, 2000 was approximately $500.8 million, which was less than its carrying value by approximately $90.7 million. A 100 basis points decrease in the prevailing interest rates at July 1, 2000 would result in an increase in the fair value of fixed rate debt by approximately $26.0 million. A 100 basis points increase in the prevailing interest rates at July 1, 2000 would result in a decrease in fair value of total fixed rate debt by approximately $24.2 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first six months of 2000, certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   For the six months ending July 1, 2000, the result of an additional uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $2.5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices of its products.

   The Company may enter into financial instruments which are limited in duration and scope to manage its exposure to fluctuations of foreign currency exchange rates. These instruments are used for hedging purposes and are used in connection with an underlying asset, liability, firm commitment or anticipated transaction. Charges to expense during the first half of 2000 and 1999 related to these instruments, which are not used for trading purposes, were not significant.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polyethylene and polypropylene resin have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, prices declined between 1996 and 1999. During the second quarter of 2000, raw material prices as a percentage of sales increased significantly from 37.4% in the second quarter of 1999 to 41.1% in the second quarter of 2000. Year to date raw material prices as a percentage of sales are up from 38.1% for the first six months of 1999 to 40.4% for the same period in 2000. This increase had a significant impact on operating income. As in the first six months of 2000, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Safe Harbor Statement under the Private Securities Litigation Act of 1995

   Except for historical information contained herein, certain matters set forth within "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q are forward looking statements. Certain risks and uncertainties could cause actual results to differ materially from those set forth in the forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, competition in the Company's markets, fluctuation in raw material costs, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable.

Item 2. Changes in Securities

   Not applicable.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of its stockholders was held on May 25, 2000. At the annual meeting, the Company's stockholders voted on two proposals: (i) the election of two nominees to serve as directors for three year terms; and
(ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year 2000. The voting of the Company's stockholders as to these matters was as follows:

 Election of Directors

   Jerry Zucker--30,447,978 votes for; 51,626 votes withheld

   Bruce V. Rauner--30,448,314 votes for; 51,290 votes withheld

 Ratification of Appointment of Accountants

   30,492,287 votes for; 5,305 votes against; 2,012 abstentions

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

   On May 23, 2000, the Company issued a press release, which was filed on Form 8-K, announcing that, based upon preliminary estimates, the Company then expected second quarter 2000 earnings per share to be between breakeven and $.04 and second quarter 2000 cash flow, or EBITDA, to be in the range of $40 million to $41 million.

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

August 14, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number                        Document Description
 -------                       --------------------                        ---
  10.1   Amendment No. 4, dated March 30, 2000, to the Amended, Restated
         and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.

  11     Statement of Computation of Earnings Per Share.

  27     Financial data schedule.

  99.1   Press release dated May 30, 2000. (1)

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated May 30, 2000.