Form 10-Q
period 2000-09-30
POLYMER GROUP INC
filed 2000-11-14
CIK 927417

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

               For the quarterly period ended September 30, 2000

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

   On November 7, 2000, there were 32,004,200 Common Shares, $.01 par value outstanding.

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

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                      September 30, January 1,
                                                          2000         2000
                                                      ------------- ----------
                                                       (Unaudited)
                       ASSETS
                       ------
Current assets:
  Cash and equivalents...............................  $    5,651   $   37,180
  Short-term investments.............................      20,214       19,115
  Accounts receivable, net...........................     131,392      133,249
  Inventories........................................     114,201      113,229
  Other..............................................      47,639       46,212
                                                       ----------   ----------
    Total current assets.............................     319,097      348,985
Property, plant and equipment, net...................     855,729      823,349
Intangibles and loan acquisition costs, net..........     241,855      246,403
Other................................................      52,020       47,509
                                                       ----------   ----------
    Total assets.....................................  $1,468,701   $1,466,246
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable, accrued liabilities and other....  $  106,661   $  136,165
  Short-term borrowings..............................      18,341       19,073
  Current portion of long-term debt..................      11,348        4,842
                                                       ----------   ----------
    Total current liabilities........................     136,350      160,080
                                                       ----------   ----------
Long-term debt, less current portion.................   1,014,404      963,177
Deferred income taxes................................      72,505       83,424
Other non-current liabilities........................      22,938       17,281
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and
   outstanding.......................................         --           --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,004,200 shares issued and
   outstanding at September 30, 2000; 32,001,800
   shares issued and outstanding at January 1, 2000..         320          320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and
   outstanding.......................................         --           --
  Additional paid-in capital.........................     243,722      243,688
  Retained earnings..................................       9,141       13,149
  Accumulated other comprehensive (loss).............     (30,679)     (14,873)
                                                       ----------   ----------
                                                          222,504      242,284
                                                       ----------   ----------
    Total liabilities and shareholders' equity.......  $1,468,701   $1,466,246
                                                       ==========   ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                 Three Months Ended       Nine Months Ended
                              ------------------------ ------------------------
                              September 30, October 2, September 30, October 2,
                                  2000         1999        2000         1999
                              ------------- ---------- ------------- ----------
Net sales....................   $203,516     $222,486    $659,269     $656,452
Cost of goods sold...........    161,711      161,666     515,077      480,444
                                --------     --------    --------     --------
Gross profit.................     41,805       60,820     144,192      176,008
Selling, general and
 administrative expenses.....     25,549       30,615      82,069       88,528
                                --------     --------    --------     --------
Operating income.............     16,256       30,205      62,123       87,480
Other (income) expense:
  Interest expense, net......     24,306       18,055      65,877       53,845
  Investment income--(gain)
   on marketable securities,
   net.......................        --           --          --        (2,942)
  Foreign currency and other.        636         (568)        599          738
                                --------     --------    --------     --------
                                  24,942       17,487      66,476       51,641
                                --------     --------    --------     --------
Income (loss) before income
 taxes and extraordinary
 item........................     (8,686)      12,718      (4,353)      35,839
Income taxes (benefit).......     (3,040)       4,515      (1,523)      13,159
                                --------     --------    --------     --------
Income (loss) before
 extraordinary item..........     (5,646)       8,203      (2,830)      22,680
Extraordinary item, net of
 taxes of $399...............        --           --          741          --
                                --------     --------    --------     --------
    Net income (loss)........   $ (5,646)    $  8,203    $ (2,089)    $ 22,680
                                ========     ========    ========     ========
Net income (loss) per common
 share:
  Basic:
    Average common shares
     outstanding.............     32,004       32,000      32,004       32,000
    Income (loss) before
     extraordinary item......   $  (0.18)    $   0.26    $  (0.09)    $   0.71
    Extraordinary item, net
     of tax..................        --           --         0.02          --
                                --------     --------    --------     --------
    Net income (loss) per
     common share--basic.....   $  (0.18)    $   0.26    $  (0.07)    $   0.71
                                ========     ========    ========     ========
  Diluted:
    Average common shares
     outstanding.............     32,004       32,030      32,052       32,006
    Income (loss) before
     extraordinary item......   $  (0.18)    $   0.26    $  (0.09)    $   0.71
    Extraordinary item, net
     of tax..................        --           --         0.02          --
                                --------     --------    --------     --------
    Net income (loss) per
     common share--diluted...   $  (0.18)    $   0.26    $  (0.07)    $   0.71
                                ========     ========    ========     ========
  Cash dividends.............   $   0.02     $     --    $   0.06     $    --
                                ========     ========    ========     ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                          Nine Months Ended
                                                       ------------------------
                                                       September 30, October 2,
                                                           2000         1999
                                                       ------------- ----------
Operating activities
  Net income (loss)...................................   $ (2,089)    $ 22,680
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Extraordinary item, net of tax....................       (741)         --
    Depreciation and amortization expense.............     54,421       47,496
    Change in marketable securities classified as
     trading, net.....................................        --          (463)
    Foreign currency and other........................        599          738
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable...............................      7,091      (19,956)
    Inventories.......................................      1,139       (1,060)
    Accounts payable and accrued expenses.............    (28,867)      14,670
  Other, net..........................................     (7,728)      (2,412)
                                                         --------     --------
      Net cash provided by operating activities.......     23,825       61,693
                                                         --------     --------
Investing activities
  Purchases of property, plant and equipment..........    (76,477)    (142,320)
  Purchases of marketable securities classified as
   available for sale.................................        --       (15,053)
  Other, including business acquisition...............    (18,076)     (21,610)
                                                         --------     --------
      Net cash used in investing activities...........    (94,553)    (178,983)
                                                         --------     --------
Financing activities
  Proceeds from debt..................................    233,028      158,901
  Payment of debt.....................................   (189,268)     (80,845)
  Dividends to shareholders...........................     (1,920)         --
  Exercise of stock options...........................         34          --
  Loan acquisition costs, net.........................     (4,793)      (3,370)
                                                         --------     --------
      Net cash provided by financing activities.......     37,081       74,686
                                                         --------     --------
Effect of exchange rate changes on cash...............      2,118        8,365
                                                         --------     --------
Net decrease in cash and equivalents..................    (31,529)     (34,239)
Cash and equivalents at beginning of period...........     37,180       58,308
                                                         --------     --------
Cash and equivalents at end of period.................   $  5,651     $ 24,069
                                                         ========     ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwovens and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of September 30, 2000 contains summarized information; as a result, such data does not include the same detail provided in the 1999 Annual Report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for fiscal 2000.

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

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 does not change existing accounting rules on revenue recognition but specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned. The adoption of SAB 101 is required no later than the fourth quarter of 2000. The Company is in the process of reviewing revenue recognition policies applied throughout the Company and will adopt SAB 101 in the fourth quarter of 2000. The Company does not anticipate the adoption of SAB 101 to have a material impact on the results of operations.

                              POLYMER GROUP, INC.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                       September 30, January 1,
                                                           2000         2000
                                                       ------------- ----------
                                                        (Unaudited)
      Finished goods.................................    $ 60,228     $ 51,588
      Work in process and stores and maintenance
       parts.........................................      17,779       16,753
      Raw materials..................................      36,194       44,888
                                                         --------     --------
        Total........................................    $114,201     $113,229
                                                         ========     ========

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

Note 4. Debt

   Short-term borrowings amounted to approximately $18.3 million at September 30, 2000 and $19.0 million at January 1, 2000. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Long-term debt as of September 30, 2000 and January 1, 2000, consists of the following in thousands:

                                                      September 30, January 1,
                                                          2000         2000
                                                      ------------- ----------
                                                       (Unaudited)
      Senior subordinated notes, net of unamortized
       debt discount, due July 2007..................  $  390,064    $394,678
      Senior subordinated notes, due March 2008......     196,500     200,000
      Revolving credit facility, due June 2003.......     142,846     188,085
      Term loans, including current portion, due
       December 2005 and 2006........................     271,780     172,520
      Other..........................................      24,562      12,736
                                                       ----------    --------
                                                       $1,025,752    $968,019
                                                       ==========    ========

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

                              POLYMER GROUP, INC.

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

   On August 10, 2000, the Company amended its credit facility to modify certain covenants, including leverage and fixed charge coverage, and to modify the credit facility in certain other respects.

Note 5. Selected Financial Data of Guarantors

   Payment of the Company's senior subordinated notes is guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         Condensed Consolidating Selected Balance Sheet Financial Data
                           As of September 30, 2000

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The      Reclassifications
                         Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                         ------------ ------------ ----------  ----------------- ------------
Working capital
 (deficit)..............  $   87,538    $ 95,244   $  (13,022)    $    12,987     $  182,747
Total assets............   2,393,797     585,953    1,129,745      (2,640,794)     1,468,701
Total debt..............       1,805      44,157      998,131             --       1,044,093
Shareholders' equity....   1,289,384     265,095       85,373      (1,417,348)       222,504

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of January 1, 2000

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The      Reclassifications
                         Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                         ------------ ------------ ----------  ----------------- ------------
Working capital
 (deficit)..............  $   96,820    $ 99,515   $   (6,778)    $      (652)    $  188,905
Total assets............   2,683,651     604,397    1,127,754      (2,949,556)     1,466,246
Total debt..............       4,667      47,159      935,266             --         987,092
Shareholders' equity....   1,383,090     229,554      118,894      (1,489,254)       242,284

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                 For the Nine Months Ended September 30, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The     Reclassifications
                          Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                          ------------ ------------ --------  ----------------- ------------
Net sales...............    $385,221     $292,030   $     --      $(17,982)       $659,269
Operating income (loss).      20,287       42,237       (351)          (50)         62,123
Income (loss) before
 income taxes and
 extraordinary item.....       9,124       20,118    (33,595)          --           (4,353)
Income taxes (benefit)..     (17,749)       4,287     10,418         1,521          (1,523)
Income (loss) before
 extraordinary item.....      26,873       15,831    (44,013)       (1,521)         (2,830)
Extraordinary item, net
 of tax.................         --           --         741           --              741
Equity in earnings of
 subsidiaries...........         --           --      41,183       (41,183)            --
Net income (loss).......      26,873       15,831     (2,089)      (42,704)         (2,089)

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Nine Months Ended October 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net sales...............   $418,723     $256,508   $    --       $(18,779)       $656,452
Operating income........     49,503       36,784      1,193           --           87,480
Income (loss) before
 income taxes...........     45,086       26,856    (36,103)          --           35,839
Income taxes (benefit)..      6,770        6,635       (246)          --           13,159
Equity in earnings of
 subsidiaries...........        --           --      58,537       (58,537)            --
Net income..............     38,316       20,221     22,680       (58,537)         22,680

Note 6. Comprehensive Income (Loss)

   The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company's comprehensive (loss) income, net of taxes, approximated $(11.1) million and $16.1 million for the three months ended September 30, 2000 and October 2, 1999, respectively. Year to date comprehensive (loss) income, net of taxes, approximated $(17.9) million in 2000 and $20.1 million in 1999.

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

                              POLYMER GROUP, INC.

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

                                  Three Months Ended     Nine Months Ended
                                ---------------------- ----------------------
                                              October                October
                                September 30,    2,    September 30,    2,
                                    2000        1999       2000        1999
                                ------------- -------- ------------- --------
   Net sales to unaffiliated
    customers
     Consumer..................   $114,996    $130,545   $376,687    $373,867
     Industrial and Specialty..     88,520      91,941    282,582     282,585
                                  --------    --------   --------    --------
                                  $203,516    $222,486   $659,269    $656,452
                                  ========    ========   ========    ========
   Operating income
     Consumer..................   $ 10,481    $ 23,063   $ 47,531    $ 68,106
     Industrial and Specialty..      5,775       7,142     14,592      19,374
                                  --------    --------   --------    --------
                                  $ 16,256    $ 30,205   $ 62,123    $ 87,480
                                  ========    ========   ========    ========


                                                       September 30, January 1,
                                                           2000         2000
                                                       ------------- ----------
      Identifiable assets
        Consumer......................................  $  776,838   $  783,893
        Industrial and Specialty......................     597,984      585,948
        Corporate(1)..................................      93,879       96,405
                                                        ----------   ----------
                                                        $1,468,701   $1,466,246
                                                        ==========   ==========

--------
(1) Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 8. Subsequent Events

   The Board of Directors declared a quarterly dividend of $0.02 per share, payable on December 1, 2000 to shareholders of record on November 10, 2000.

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

                                 Three Months Ended       Nine Months Ended
                              ------------------------ ------------------------
                              September 30, October 2, September 30, October 2,
                                  2000         1999        2000         1999
                              ------------- ---------- ------------- ----------
Net sales by segment
  Consumer...................      56.5%       58.7%        57.0%       57.0%
  Industrial and Specialty...      43.5        41.3         43.0        43.0
                                  -----       -----        -----       -----
                                  100.0       100.0        100.0       100.0
Cost of goods sold
  Material...................      42.0        37.5         40.8        37.9
  Labor......................       8.3         8.8          8.7         8.8
  Overhead...................      29.2        26.4         28.6        26.5
                                  -----       -----        -----       -----
                                   79.5        72.7         78.1        73.2
                                  -----       -----        -----       -----
  Gross profit...............      20.5        27.3         21.9        26.8
Selling, general and
 administrative expenses.....      12.5        13.7         12.5        13.5
                                  -----       -----        -----       -----
Operating income.............       8.0        13.6          9.4        13.3
Other (income) expense
  Interest expense, net......      12.0         8.1         10.0         8.2
  Investment income--(gain)
   on marketable securities..       --          --           --         (0.4)
  Foreign currency and other.       0.3        (0.2)         0.1         0.1
                                  -----       -----        -----       -----
                                   12.3         7.9         10.1         7.9
Income (loss) before income
 taxes and extraordinary
 item........................      (4.3)        5.7         (0.7)        5.4
Income taxes (benefit).......      (1.5)        2.0         (0.2)        2.0
                                  -----       -----        -----       -----
Income (loss) before
 extraordinary item..........      (2.8)        3.7         (0.5)        3.4
Extraordinary item, net of
 taxes.......................       --          --           0.2         --
                                  -----       -----        -----       -----
Net income (loss)............      (2.8)%       3.7%        (0.3)%       3.4%
                                  =====       =====        =====       =====

Comparison of Three Months Ended September 30, 2000 and October 2, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended September 30, 2000 and the corresponding decrease over the comparable period in the prior year:

                                        Three Months Ended
                                      ----------------------
                                      September 30, October               %
                                          2000      2, 1999  Decrease  Decrease
                                      ------------- -------- --------  --------
                                        (In Thousands, Except Percent Data)
      Net sales:
        Consumer.....................   $114,996    $130,545 $(15,549)  (11.9)%
        Industrial and Specialty.....     88,520      91,941   (3,421)   (3.7)
                                        --------    -------- --------   -----
                                        $203,516    $222,486 $(18,970)   (8.5)
                                        ========    ======== ========   =====
      Operating income:
        Consumer.....................   $ 10,481    $ 23,063 $(12,582)  (54.6)%
        Industrial and Specialty.....      5,775       7,142   (1,367)  (19.1)
                                        --------    -------- --------   -----
                                        $ 16,256    $ 30,205 $(13,949)  (46.2)
                                        ========    ======== ========   =====

Net Sales

   Consolidated net sales were $203.5 million in the third quarter of fiscal 2000, down $19.0 million from $222.5 million for the corresponding period in 1999.

   Consumer segment net sales were $115.0 million and $130.5 million in the third quarter of 2000 and 1999, respectively. Net sales decreased 11.9% in this segment due primarily to the continued curtailment in orders of selected higher margin products from certain customers, industry-wide over-capacity within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe. The confluence of these negative factors was offset somewhat by a broader geographic sales base, higher sales of lower margin products and increased raw material costs passed through to customers within certain product categories.

   Industrial and Specialty segment net sales were $88.5 million and $91.9 million in the third quarter of 2000 and 1999, respectively. Net sales decreased 3.7% in this segment due primarily to the continued trend of product mix issues resulting in lower than anticipated average selling prices within certain sectors and to unfavorable foreign currency conversion rates, predominantly in Europe.

Operating Income

   Consolidated operating income was $16.3 million in the third quarter of fiscal 2000, a decrease of $13.9 million or 46.2% over the third quarter of 1999 operating income of $30.2 million.

   Consumer segment operating income was $10.5 million during the third quarter of 2000 compared to $23.1 million during the third quarter of 1999, a decrease of $12.6 million, or 54.6%. This decrease was due primarily to the continued curtailment in orders of selected higher margin products from certain customers, continued raw material price increases, pricing pressure within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Industrial and Specialty segment operating income was $5.8 million during the third quarter of 2000 compared to $7.1 million in 1999, a decrease of $1.4 million, or 19.1%. Operating income in the Industrial and Specialty segment was negatively affected by continued raw material price increases, unfavorable foreign currency conversion rates, predominantly in Europe, and higher period expenses associated with the Company's two new Apex(TM) lines, offset in part by the achievement of initiatives designed to mitigate development and product qualification costs.

   Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of total sales from 13.7% in the third quarter of 1999 to 12.5% in the third quarter of 2000.

Interest Expense and Other

   Interest expense increased $6.3 million, from $18.1 million in the third quarter of 1999 to $24.3 million in the third quarter of 2000. The increase is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending and an increase in interest rates.

   Net foreign currency and other losses were approximately $0.6 million during the third quarter of 2000 compared to gains of $0.6 million during the third quarter of 1999.

Income Taxes (Benefit)

   The Company provided for income tax benefits of approximately $3.0 million in the third quarter of 2000, representing an effective tax rate of 35.0%. During the third quarter of 1999, the Company provided for income taxes of $4.5 million, representing an effective tax rate of 35.5%. The provision for income taxes at the Company's effective rate in 1999 differed from the provision for income taxes at the statutory rate due primarily to higher rates in foreign jurisdictions. During the third quarter of 1999 the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective tax rate for the third quarter of 2000 compared to the third quarter of 1999.

Net Income (Loss)

   Net income decreased $13.8 million from $8.2 million, or $0.26 per share, for the third quarter of 1999 to a net loss of $(5.6) million, or $(0.18) per share, for the third quarter in 2000 as a result of the above mentioned factors.

Comparison of Nine Months Ended September 30, 2000 and October 2, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for the nine months ended September 30, 2000 and the corresponding increase/(decrease) over the comparable period in the prior year:

                                      Nine Months Ended
                                    ----------------------                %
                                    September 30, October  Increase/  Increase/
                                        2000      2, 1999  (Decrease) (Decrease)
                                    ------------- -------- ---------  ----------
                                        (In Thousands, Except Percent Data)
      Net sales:
        Consumer...................   $376,687    $373,867 $  2,820       0.8%
        Industrial and Specialty...    282,582     282,585       (3)      --
                                      --------    -------- --------     -----
                                      $659,269    $656,452 $  2,817       0.4
                                      ========    ======== ========     =====
      Operating income:
        Consumer...................   $ 47,531    $ 68,106 $(20,575)    (30.2)%
        Industrial and Specialty...     14,592      19,374   (4,782)    (24.7)
                                      --------    -------- --------     -----
                                      $ 62,123    $ 87,480 $(25,357)    (29.0)
                                      ========    ======== ========     =====

Net Sales

   Third quarter year to date consolidated net sales were $659.3 million in 2000, an increase of $2.8 million or 0.4% over 1999 consolidated net sales of $656.5 million.

   Year to date 2000 Consumer segment net sales were $376.7 million compared to $373.9 million in 1999, an increase of $2.8 million, or 0.8%. This modest increase resulted from a broader geographic sales base and higher sales of lower margin products. The effect of these increases was offset by continued curtailment in orders of selected higher margin products from certain customers, industry-wide over-capacity within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Year to date 2000 and 1999 Industrial and Specialty segment net sales were $282.6 million. Net sales remained level in this segment due primarily to higher volume shipments offset by the continued trend of product mix issues resulting in lower than anticipated average selling prices within certain sectors and to unfavorable foreign currency conversion rates, predominantly in Europe.

Operating Income

   Third quarter year to date 2000 consolidated operating income was $62.1 million, a decrease of $25.4 million or 29.0% over 1999 operating income of $87.5 million.

   Year to date 2000 Consumer segment operating income was $47.5 million compared to $68.1 million during 1999, a decrease of $20.6 million, or 30.2%. This decrease was due primarily to the continued curtailment in orders of selected higher margin products from certain customers, continued raw material price increases, pricing pressure within the spunmelt technologies and unfavorable foreign currency conversion rates, predominantly in Europe.

   Year to date 2000 Industrial and Specialty segment operating income was $14.6 million compared to $19.4 million in 1999, a decrease of approximately $4.8 million, or 24.7%. Operating income in the Industrial and Specialty segment was negatively affected by continued raw material price increases, unfavorable foreign currency conversion rates, predominantly in Europe, and higher period expenses associated with the Company's two new Apex(TM) lines, offset in part by the achievement of initiatives designed to mitigate development and product qualification costs.

   Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of total sales from 13.5% for the first nine months of 1999 to 12.5% for the same period in 2000.

Interest Expense and Other

   Interest expense increased $12.0 million, from $53.8 million in the first nine months of 1999 to $65.9 million in the first nine months of 2000. The increase in interest expense is principally due to a higher average amount of indebtedness outstanding resulting from increased capital spending and an increase in interest rates.

   Net foreign currency and other losses were $0.6 million during the first nine months of 2000 compared to approximately $0.7 million for the same period in 1999. In addition, during the first nine months of 1999 the Company recognized a gain on marketable securities of $2.9 million.

Income Taxes (Benefit)

   The Company recorded income tax benefits of approximately $1.5 million for the first nine months of 2000, representing an effective tax rate of 35.0%. During the first nine months of 1999, the Company provided for income taxes of $13.2 million, representing an effective tax rate of 36.7%. The provision for income taxes at the Company's effective rate in 1999 differed from the provision for income taxes at the statutory rate due primarily to higher rates in foreign jurisdictions. During the third quarter of 1999 the Company completed the tax-efficient realignment of its European operations which resulted in a lower effective tax rate for the first nine months of 2000 compared to the same period in 1999.

Income (Loss) Before Extraordinary Item

   Income (loss) before extraordinary item decreased $25.5 million from income of $22.7 million, or $0.71 per share, for the first nine months of 1999 to a loss of $(2.8) million, or $(0.09) per share, for the first nine months of 2000.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Net Income (Loss)

   Net income decreased $24.8 million from $22.7 million, or $0.71 per share, year to date 1999 to a loss of $(2.1) million, or $(0.07) per share, year to date 2000 as a result of the above mentioned factors.

Liquidity and Capital Resources

                                                      September 30, January 1,
                                                          2000         2000
                                                      ------------- ----------
                                                           (In Thousands)
      Balance sheet data:
        Cash and equivalents and short-term
         investments.................................  $   25,865   $   56,295
        Working capital..............................     182,747      188,905
        Total assets.................................   1,468,701    1,466,246
        Total debt...................................   1,044,093      987,092
        Shareholders' equity.........................     222,504      242,284

                                                         Nine Months Ended
                                                      ------------------------
                                                      September 30, October 2,
                                                          2000         1999
                                                      ------------- ----------
                                                           (In Thousands)
      Cash flow data:
        Net cash provided by operating activities....  $   23,825   $   61,693
        Net cash used in investing activities........     (94,553)    (178,983)
        Net cash provided by financing activities....      37,081       74,686

Operating Activities

   During the first nine months of 2000 the Company's operations generated $23.8 million in cash compared to $61.7 million for the same period in 1999 due primarily to lower operating earnings. The Company's working capital decreased during the first nine months of 2000 as a result of lower operating earnings, higher interest cost associated with its outstanding indebtedness and capital expenditures during the period.

Investing and Financing Activities

   Capital expenditures for the first nine months of 2000 totaled $76.5 million, relating primarily to margin-enhancing projects. The Company anticipates capital expenditures in fiscal 2000 to be approximately $85.0 million. However, the Company continues to review additional opportunities and will make determinations on these projects on a case by case basis.

   On April 18, 2000, the Company amended its credit facility to add an additional term loan in the amount of $100.0 million. The amendment also modified certain covenants, including leverage and fixed charge coverage. The Company borrowed the entire amount of the additional term loan, which was used to reduce amounts outstanding under the revolving portion of the credit facility.

   On August 10, 2000, the Company amended its credit facility to modify certain covenants, including leverage and fixed charge coverage, and to modify the credit facility in certain other respects.

   The Board of Directors declared a quarterly dividend of $0.02 per share during each quarter in 2000.

   The Company currently believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate over the next several years to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of September 30, 2000, the Company's availability under its credit facility, including cash and equivalents and short-term investments, approximated $192.4 million.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and new materials. For a discussion of certain raw material price increases during the nine months ended September 30, 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks".

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the nine months ended September 30, 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   The amended credit facility permits the Company to borrow up to $600.0 million, a portion of which may be denominated in Dutch guilders and in Canadian dollars. The variable interest rate applicable to borrowings under the amended credit facility is based on, in the case of U.S. dollar denominated loans, the Base Rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency Base Rate referred to therein for Dutch Guilders, plus a specified margin. In the event that a portion of the amended credit facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian Base Rate referred to therein, plus a specified margin, of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. At September 30, 2000, the Company had borrowings under the credit facility of $414.6 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.1 million. The Company has an interest rate cap agreement that limits the amount of interest expense on $100 million of this debt to a LIBOR rate of 9%. The Company does not use these products for trading purposes.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at September 30, 2000 was approximately $460.4 million, which was less than its carrying value by approximately $131.1 million. A 100 basis points decrease in the prevailing interest rates at September 30, 2000 would result in an increase in the fair value of fixed rate debt by approximately $22.6 million. A 100 basis points increase in the prevailing interest rates at September 30, 2000 would result in a decrease in fair value of total fixed rate debt by approximately $22.2 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first nine months of 2000, certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   For the nine months ending September 30, 2000, the result of an additional uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $3.3 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices of its products.

   The Company may enter into financial instruments which are limited in duration and scope to manage its exposure to fluctuations of foreign currency exchange rates. These instruments are used for hedging purposes and are used in connection with an underlying asset, liability, firm commitment or anticipated transaction. Charges to expense year to date during 2000 and 1999 related to these instruments, which are not used for trading purposes, were not significant.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polyethylene and polypropylene resin have fluctuated, such as in late 1994 and early 1995 when resin prices increased by approximately 60%. The sharp increase was primarily due to short-term interruptions in production capacity and increased demand as a result of an expanding economy. By mid-1995, supply had increased, thereby reducing prices. In general, prices declined between 1996 and 1999. During the third quarter of 2000, raw material prices as a percentage of sales increased significantly from 37.5% in the third quarter of 1999 to 42.0% in the third quarter of 2000. Year to date raw material prices as a percentage of sales are up from 37.9% for the first nine months of 1999 to 40.8% for the same period in 2000. The increase in raw material costs had a significant negative impact on operating income. As in the first nine months of 2000, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   On November 3, 2000, the Company filed a Form 8-K under Regulation FD to clarify a statement made during the Company's quarterly earnings conference call held on October 26, 2000. The Company inadvertently stated that the Company's leverage ratio covenant for the end of the fourth quarter 2001 was set at 6.25 to 1. This number is correct for the end of the second quarter, however the leverage ratio at the end of the fourth quarter 2001 is 5.0 to 1.

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

November 14, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 ------- ----------------------------------------------------------------------
  10.1   Amendment No. 5, dated August 10, 2000, to the Amended, Restated and
         Consolidated
         Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors
         named therein, the lenders named therein and the Chase Manhattan Bank, as agent.

  11     Statement of Computation of Earnings Per Share.

  27     Financial data schedule.