Form 10-K
period 2000-12-30
POLYMER GROUP INC
filed 2001-04-13
CIK 927417

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

                  For the fiscal year ended December 30, 2000

                                      OR

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

                                               Name of each exchange
                                                        on
          Title of each class of stock:          which registered:
          -----------------------------       -----------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Company's voting stock held by nonaffiliates as of April 9, 2001 was approximately $23.0 million. As of April 9, 2001, there were 32,004,200 shares of common stock, par value $.01 per share outstanding.

                      Documents Incorporated By Reference

  Notice of 2001 Annual Meeting of Stockholders and Proxy Statement--Part III

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

   The Company supplies nonwovens to a number of the largest consumer and industrial products manufacturers in the world. The Company has a global presence with an established customer base in both developed and developing markets. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

   The Company operates twenty-five manufacturing facilities (including its joint ventures in Argentina, China and Turkey) located in eleven countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications for nonwovens. The Company has invested in advanced technology in order to increase capacity, improve quality and develop new high-value structures. In December 1998 the Company completed construction and began commercial production on its first full-scale APEX(R) line in Benson, North Carolina. During 2000 two APEX(R) lines were completed in North Little Rock, Arkansas, with commercialization during the second half of 2000. The Company believes that its new Miratec(R) products, produced using APEX(R) technology, open up significant growth opportunities to the Company. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

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

Industry Overview

   The Company competes primarily in the worldwide market for nonwovens, which is approximately a $10.3 billion market with an average annual sales growth rate of 8% expected over each of the next five years, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

   The nonwovens industry has benefitted from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens, and therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 7.4% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 9.6% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens has grown an average of 8.1% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

   Nonwovens are categorized as either disposable (approximately 54% of worldwide industry sales with an average annual growth rate of 8.4%, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 46% of worldwide industry sales and an average annual growth rate of 7.4%, according to industry sources). The largest end uses for disposable nonwovens are for applications which include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns and drapes and woundcare sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wallcoverings and upholstery.

   The Company also competes in the North American market for oriented polyolefin products. Chemical polyolefin products include woven, slit-film fabrics produced by weaving narrow tapes of slit film and characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands. While the broad uncoated oriented polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include industrial packaging applications such as lumberwrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products.

   With its development of the proprietary APEX(R) manufacturing process, the Company believes it can access new markets for its products. Products that incorporate fabric woven or knitted using the majority of traditional fibers are potential markets for APEX(R) products. The APEX(R) process requires substantially less labor than traditional textile manufacturing, offers greater design flexibility, and provides enhanced turnaround times for the end-use customer. Furthermore, the APEX(R) process can create unique products which cannot be manufactured through traditional processes.

Competitive Strengths

   The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

     Technological Leadership. The Company believes it is a technological leader in developing and manufacturing nonwovens and oriented polyolefin products. The Company also believes that it is currently the only nonwovens producer that utilizes all of the commercially available nonwoven process technologies and holds multiple patents on yield and efficiency-enhancing manufacturing processes. In addition, the Company enjoys exclusive use of the proprietary APEX(R) structural web technology. The depth and expertise of the Company's research and development staff have enabled the Company to develop innovative products, frequently in response to specific customer needs. In addition, the Company focuses its research and development efforts on increasing its production capacity and improving its production processes, developing innovative products for new markets based on the Company's existing technologies, and developing new process technologies to enhance existing business and to enter new markets. The Company's multinational presence enables it to globally coordinate advanced production initiatives and to co-develop new products directly with international customers. In 1998, the Company established the Advanced Materials Center located at its Mooresville, North Carolina plant site. The center brings together scientists, engineers, and project managers to develop products based on customers' needs and emerging market demands.

     State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capabilities in both its nonwovens and oriented polyolefin product lines. The Company continues to enhance its production lines with internally developed, proprietary manufacturing technologies and has the capability of using multiple polymer/resin streams. The completion of the first full-scale commercial APEX(R) line in Benson, North Carolina and the completion of two additional APEX(R) lines in North Little Rock, Arkansas demonstrates the Company's commitment to maintaining and developing state-of-the-art manufacturing capabilities.

     Significant Market Share in Primary Markets. The Company has developed significant market share in certain of its primary markets. The Company believes it has been able to secure and maintain its position in these markets as a result of its commitment to, and reputation for, innovation and quality.

     Key Customer Relationships. The Company seeks to cultivate long-term relationships with key customers and works closely with its customers to develop advanced components for next generation products.

Business Strategy

   The Company's goals are to continue to grow its core businesses while developing new technologies to capitalize on a range of new product opportunities and expanded geographic markets. The Company intends to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. To achieve these goals, the Company's primary strategy focuses on:

     Continuous Improvement Aimed at Increasing Product Value. The Company is committed to continuous improvements throughout its business to increase product value. The Company's product design teams continuously seek to incorporate new materials and operating capabilities that enhance or maintain performance specifications. State-of-the-art equipment, much of which has been developed internally and is proprietary to the Company, has been designed and installed to continuously measure process parameters and maintain very narrow tolerances, resulting in higher levels of product consistency and reduced waste. The Company also holds multiple patents protecting yield and efficiency-enhancing manufacturing processes developed by its research and development staff. As a result, the Company's manufacturing processes utilize less material and produce a higher quality finished product than many of its competitors.

     Entrance into New Markets. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. Over the past seven years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28 million in 1993 to approximately $390 million in 2000.

Products

   The Company develops, manufactures and sells a broad array of nonwovens and oriented polyolefin products. Sales are focused in two product segments that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product segments include Consumer and Industrial and Specialty. (See Note 13 "Segments and Geographic Information" in the accompanying financial statements.)

 Consumer Segment

   The Consumer segment includes products within the hygiene, consumer wiping and medical categories. Sales of products in the Consumer segment represented approximately 56%, 57% and 55%, or $486.3 million, $511.2 million and $443.4 million, of the Company's consolidated net sales for 2000, 1999 and 1998, respectively.

   The Company produces a variety of nonwoven materials for use in diapers, training pants, feminine sanitary protection, adult incontinence, baby wet wipes and consumer wiping products. The Company's broad product offerings provide customers with a full range of specialized components for unique or distinctive products, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent cores applications. In addition, the Company's medical products are used in wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms, face masks and shoe covers.

   The Company has significant relationships with several large consumer product companies and supplies a full range of products to these customers on a global basis. The Company's marketing and research and development teams work closely as partners with these customers in the development of next generation products. The Company believes that this technical support ensures that the Company's products will continue to be incorporated into such customers' future product designs.

 Industrial and Specialty Segment

   The Industrial and Specialty segment includes products such as cable wrap, house wrap, furniture and bedding applications, landscape and agriculture products, protective apparel, automotive, filtration, flexible packaging, and industrial wiping products used in clean room, food service, institutional and janitorial applications. Sales of products in the Industrial and Specialty segment represented approximately 44%, 43% and 45%, or $375.7 million, $378.6 million and $359.5 million, of the Company's consolidated net sales for 2000, 1999 and 1998, respectively.

   The Company's flexible packaging products utilize coated and uncoated oriented polyolefin fabrics which are used as lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, and coated oriented bags for specialty chemicals and mineral fibers. Industrial wiping products include: (i) branded and unbranded, light to heavyweight, cloth wipes, towels and aprons; (ii) medium to heavyweight open weave towels; and (iii) cleaning and sanitizing wipes. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks. Specialty wipes consist of products designed to meet specialized customer requirements and specifications.

New Product Development

   The Company continually develops new products that incorporate the Company's wide variety of technologies. Through the use of the proprietary APEX(R) technology, the Company is developing a market for its Miratec(R) products as a "textile replacement." Miratec(R) fabrics have the look, feel, strength and durability of traditional woven or knit textiles, but are manufactured with substantially less labor at significantly faster speeds, and with greater design capability. End-use applications include home furnishings, floor coverings, home fashion/decorating, automotive interior fabrics, apparel, medical, industrial and specialty uses.

Marketing and Sales

   The Company sells to customers in the domestic and international marketplace. Approximately 55%, 24%, 11%, 8% and 2% of the Company's 2000 net sales were from manufacturing facilities in the United States, Europe, Canada, Latin America and Asia respectively. The Procter & Gamble Company and Johnson & Johnson, the Company's largest customers, accounted for 17% and 14% respectively of the Company's 2000 net sales. Sales to the Company's top 20 customers represented approximately 51% of the Company's 2000 net sales.

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

Manufacturing Processes

   General. The Company's competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead time. The Company has a wide range of manufacturing capabilities (many of which are patented) that allow it to produce specialized products which, in certain cases, cannot be reproduced in the market. Substantially all of the Company's manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

   Nonwovens. The Company believes that it has the most comprehensive array of nonwoven manufacturing technologies in the industry. The Company has capabilities spanning the entire spectrum of nonwoven technologies, including the following manufacturing processes: spunbond/ meltblown/spunbond ("SMS"), spunbond/meltblown/meltblown/spunbond ("SMMS"), thermal and adhesive bond, spunlace, wet-laid, dry-laid, film extrusion and aperturing, through-air bond and ultrasonic bond as well as other processes.

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

Competition

   The Company's primary competitors in its industrial and specialty product markets are: E.l. du Pont de Nemours & Co. ("DuPont"), Freudenberg Nonwovens L.P. ("Freudenberg"), Kuraray Co., Ltd., BBA Group plc ("BBA"), Lohmann GmbH & Company and Lantor International (an operating unit of IPT Group) for nonwoven products; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

   The Company's primary competitors in its consumer product markets are DuPont, BBA, Kimberly-Clark Corporation and Fort James Corporation. Generally, cost, distribution, utility, variety and innovation of product offerings, and technical capacity are the principal factors considered in consumer product end uses.

Raw Materials

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene resin, polyester and polyester fiber, polyethylene and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated. During 2000, resin prices increased significantly resulting in increased raw material prices which adversely affected the Company's results of operations for the full year because soft demand prevented the Company from passing such increased costs to its customers. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers as it has generally been able to do in the past. A further increase in these raw material prices that cannot be passed on to customers would continue to have a material adverse effect on the Company's results of operations and financial condition. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K.

   The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V. and Exxon Mobil Chemical Company with smaller quantities purchased from Arco Polypropylene LLC and Aristech Chemical Corporation. The Company's major suppliers of polyester and polyester fiber are Wellman, Inc., DuPont-Akra and Swicofil A.G. Textile Services. Novacor Chemicals Inc. is the Company's major supplier for polyethylene and Crown Vantage Inc. is the major supplier of its tissue paper. The Company's major supplier of polypropylene fiber is FiberVisions L.L.C. The Company is also a purchaser of polyolefin films from Huntsman Packaging Corporation.

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

Inventory and Backlogs

   Unfilled orders as of December 30, 2000 and January 1, 2000 amounted to approximately $52.9 million and $106.6 million, respectively. The decline in unfilled orders at the end of 2000 versus 1999 is due primarily to lower sales volume in certain technologies.

Research and Development

   The Company continually invests in research and development, focusing its efforts on increasing production capacity, improving production processes, and developing new product and process technologies. The Company spent approximately $18.9, $17.2 and $13.2 million in research and development during 2000, 1999 and 1998, respectively.

Seasonality

   Use and consumption of the Company's products exhibits some seasonality, with lighter volumes generally experienced in the first quarter of the fiscal year. However, during 2000 the typical increase in sales volumes due to seasonality was offset by factors which resulted in decreased sales during the second, third and fourth quarters as compared to the first quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

Employees

   As of December 30, 2000, the Company employed approximately 4,300 persons. Of this total, approximately 1,700 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 19% of the Company's labor force are covered by collective bargaining agreements that will expire in 2001. During 2000 there was one unionizing attempt which was not successful; however, the Company considers its employee relations to be good.

Recent Developments

   On March 13, 2001, the Company announced that first quarter and fiscal year 2001 financial results were expected to be materially below previous expectations, and as a result, did not expect to be in compliance with its bank covenants.

   The factors that impacted 2000 results continue to have a negative impact on operations in 2001. Demand for certain high margin consumer products has not returned to forecasted levels resulting in certain specialized manufacturing assets remaining under utilized. In addition, the commercialization of certain APEX(R) programs has taken longer than anticipated. However, the Company currently expects the ramp-up of APEX(R) products to accelerate in the third and fourth fiscal quarters of 2001. Raw material prices have not declined as anticipated and soft demand has prevented the Company from passing along the increased raw material costs. However, the Company currently anticipates raw material pricing to stabilize during fiscal 2001. In addition, there continues to be pricing pressure and margin erosion within the spunmelt technologies. Finally, in addition to these factors which are a carry over from 2000, the Company is experiencing short-term order reductions and an unfavorable shift in product mix due to adjustments of certain customers. The Company currently expects demand for certain consumer products to accelerate during the third and fourth fiscal quarters of 2001.

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 ("Amendment No. 6") to its Credit Facility (as defined below), which waived the leverage covenant default that existed as of March 31, 2001. The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from incurring new indebtedness or creating certain liens, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations on or before August 15, 2001. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. However, there can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the existing default under the leverage covenant through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless the actions described above were completed. A failure by the Company to complete the actions discussed above in order to comply with the financial covenants under the Credit Facility, including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

                      DESCRIPTION OF CERTAIN INDEBTEDNESS

Credit Facility

   General. The Company's credit facility (as amended through and including Amendment No. 6, the "Credit Facility") currently provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions a portion of the Credit Facility may be used for letters of credit. Amendment No. 6 imposes a limit of $260 million under the revolving portion for borrowings and outstanding letters of credit, with not more than $15 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings. A portion of the Credit Facility may be denominated in Dutch guilders and in Canadian dollars. All indebtedness under the Credit Facility (including any hedging arrangements provided by a lender) is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company.

   Security. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one of its subsidiaries by non-domestic subsidiaries.

   Maturity; Prepayment. The revolving credit portion of the Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

   Interest Rates. The interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option. The applicable margin for loans bearing interest based on the base rate or Canadian base rate will range from 2.75% to 3.50% and the margin for loans bearing interest on a Eurocurrency rate will range from 3.75% to 4.50%, based on the Company's ratio of total consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, in the event the Company does not complete asset dispositions, including a sale-leaseback, synthetic lease or asset securitization, which result in proceeds to the Company used to reduce outstanding indebtedness under the Credit Facility by not less than $150 million by August 15, 2001, such interest rates will increase by 50 basis points and the Company would also owe the lenders an additional fee equal to 1/2 of 1% of the total outstanding commitments.

   Covenants; Events of Default. The Credit Facility contains covenants and events of default customary for financings of this type. A failure by the Company to complete the actions described above under "Recent Developments" in order to comply with the covenants under the Credit Facility, including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company. See "Recent Developments" in this Annual Report on Form 10-K with respect to existing covenant defaults and the waiver thereof by the lenders.

8 3/4% Notes

   In March 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "March 1998 Notes") in a private placement transaction pursuant to an indenture dated as of March 1, 1998. In August 1998, the Company completed its exchange of $200 million of the March 1998 Notes, Series B (the "8 3/4% Notes") which have been registered for public trading for all outstanding March 1998 Notes.

   The 8 3/4% Notes are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The 8 3/4% Notes indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on certain transactions including mergers and sales of assets. In addition, in the event of certain defaults under the Credit Facility, the lenders under the Credit Facility may exercise a right to block any payments of interest or principal on the 8 3/4% Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the 8 3/4% Notes.

9% Notes

   In July 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "July 1997 Notes") in a private placement transaction pursuant to an indenture dated as of July 1, 1997. In October 1997, the Company completed its exchange of $400 million of July 1997 Notes, Series B (the "9% Notes"), which have been registered for public trading for all outstanding July 1997 Notes.

   The 9% Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The 9% Notes indenture contains several covenants, including: limitations on indebtedness; limitations on certain restricted payments; limitations on transactions with affiliates; restrictions on the disposition of proceeds of asset sales; limitations on liens; limitations on dividend and other payment restrictions affecting certain subsidiaries; limitations on guarantees by certain subsidiaries; and limitations on certain transactions including mergers and sales of assets. In addition, in the event of certain defaults under the Credit Facility, the lenders under the Credit Facility may exercise a right to block any payments of interest or principal on the 9% Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the 9% Notes.

Safe Harbor Statement

   This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

   The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

                             Total
        Location          Square Feet                  Principal Function
        --------          -----------                  ------------------
North Little Rock,
 Arkansas                   415,000
 (Plant 1)..............               Manufacturing and Warehousing
North Little Rock,
 Arkansas                   119,000
 (Plant 2)..............               Manufacturing and Warehousing
Rogers, Arkansas........    238,000    Manufacturing and Warehousing
Gainesville, Georgia....    121,000(1) Manufacturing and Warehousing
Kingman, Kansas.........    190,000    Manufacturing, Marketing, Warehousing and
                                        Administration
Dayton, New Jersey......     30,000(2) Administration
Landisville, New Jersey.    245,000    Manufacturing, Sales, Marketing and Research
                                        and Development
Vineland, New Jersey....     83,500(3) Warehousing
Albany, New York........     83,000(1) Manufacturing and Warehousing
Benson, North Carolina..    469,000    Manufacturing, Sales, Marketing and Warehousing
Raleigh, North Carolina.      5,300(1) Administration
Mooresville, North          114,300    Manufacturing, Sales, Marketing, Research
 Carolina...............                and Development and Warehousing
Mooresville, North           10,577(1)
 Carolina...............               Administration, Sales and Marketing
Mooresville, North          356,000
 Carolina                              Manufacturing, Warehousing and Administration
Portland (Clackamas),
 Oregon.................     30,000    Manufacturing
North Charleston, South
 Carolina...............     16,500(3) Corporate
Clearfield, Utah........    100,000(1) Manufacturing and Warehousing
Waynesboro, Virginia....    207,000    Manufacturing, Warehousing, Marketing and Research
                                        and Development
Waynesboro, Virginia....    125,500(1) Warehousing
Mississauga, Ontario....      2,900(1) Sales and Marketing
North Bay, Ontario......    350,000    Manufacturing
North Bay, Ontario......     80,000(1) Warehousing
Magog, Quebec...........    732,000    Manufacturing, Marketing, Warehousing and
                                        Administration
Montreal, Quebec........     68,500(1) Administration
Bailleul, France........    410,000    Manufacturing, Marketing, Warehousing and
                                        Administration
Neunkirchen, Germany....    560,000    Manufacturing, Sales, Marketing and Warehousing
Cuijk, The Netherlands..    415,000    Manufacturing, Sales, Marketing, Warehousing and
                                        Research and Development
Tilburg, The                 29,052(1) Manufacturing, Marketing, Warehousing and
 Netherlands............                Administration
Buenos Aires, Argentina.     79,000(4) Manufacturing, Marketing, Warehousing and
                                        Administration
Guadalajara, Mexico.....      6,200(1) Sales, Marketing and Warehousing
Cali, Colombia..........     68,000    Manufacturing, Marketing, Warehousing and
                                        Administration
Monterrey, Mexico.......      2,325(1) Sales, Marketing and Warehousing
Mexico City, Mexico.....      9,850(1) Sales, Marketing and Warehousing
San Luis Potosi, Mexico.    100,000    Manufacturing, Warehousing and Marketing
Istanbul, Turkey........    113,700(5) Manufacturing, Marketing, Warehousing and
                                        Administration
Nanhai, China...........    213,050(6) Manufacturing, Marketing, Warehousing and
                                        Administration
Molnlycke, Sweden.......     37,000(1) Manufacturing

--------
(1) Leased.
(2) The Company owns this 239,200 square foot facility, leases it to an unaffiliated tenant, and subleases 23,000 square feet from such tenant. The tenant can terminate the Company's sublease upon 12 months' notice.
(3) Leased from entities affiliated with one of the Company's stockholders. See "Certain Relationships and Related Transactions."
(4) 60% interest joint venture (DNS) with Sauler Group. During fiscal 2000, the Company acquired an additional 10% interest in Dominion Nonwovens Sudamerica S.A. which brought its total ownership interest to 60%.
(5) 80% interest joint venture (Vateks) with Erol Tezman. The sales, marketing and administrative offices are in a 15,000 square foot leased facility.
(6) 80% interest joint venture (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

   The Company's common stock is traded on the New York Stock Exchange, under the symbol PGI. The Company paid a $.02 per share cash dividend on its common stock during each quarter of 2000 and the fourth quarter of 1999. Amendment No. 6 to the Credit Facility prevents the Company from paying quarterly dividends on its common stock in the future. The following table sets forth for the calendar periods the high and low market prices of the Company's common stock.

                                                                        2000
                                                                    ------------
                                                                     High   Low
                                                                    ------ -----
      First Quarter................................................ $19.41 $7.97
      Second Quarter...............................................  13.72  7.12
      Third Quarter................................................   9.60  6.50
      Fourth Quarter...............................................   7.95  4.61

                                                                        1999
                                                                    ------------
                                                                     High   Low
                                                                    ------ -----
      First Quarter................................................ $12.69 $8.75
      Second Quarter...............................................  12.69  9.63
      Third Quarter................................................  15.75 10.88
      Fourth Quarter...............................................  20.50 14.50

   As of April 9, 2001, there were 87 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years ended and the balance sheet data as of December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

                                                  Year Ended
                          -------------------------------------------------------------
                          December 30, January 1,  January 2,  January 3,  December 28,
                              2000        2000        1999        1998         1996
                          ------------ ----------  ----------  ----------  ------------
                                    (In Thousands, Except Per Share Data)
Statement of Operations:
Net sales...............   $  862,035  $  889,795  $  802,948  $  535,267    $521,368
Cost of goods sold......      670,012     650,185     599,894     402,058     389,013
                           ----------  ----------  ----------  ----------    --------
 Gross profit...........      192,023     239,610     203,054     133,209     132,355
Selling, general and
 administrative
 expenses...............      107,460     119,385      97,499      74,600      70,207
                           ----------  ----------  ----------  ----------    --------
 Operating income.......       84,563     120,225     105,555      58,609      62,148
Other (income) expense:
 Interest expense, net..       91,805      71,882      67,444      30,499      33,641
 Investment income--
  (gain) on marketable
  securities, net.......           --      (2,942)       (795)    (11,880)         --
 Foreign currency and
  other.................          549        (739)        806        (452)      2,955
 Income taxes (benefit).       (2,727)     18,584      14,157      13,009      10,730
                           ----------  ----------  ----------  ----------    --------
 Income (loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............       (5,064)     33,440      23,943      27,433      14,822
Extraordinary item, net
 of income taxes
 (benefit)..............          741          --      (2,728)    (12,005)    (13,932)
Cumulative effect of
 change in accounting
 principle, net of
 income tax benefit.....           --          --      (1,511)         --          --
                           ----------  ----------  ----------  ----------    --------
Net income (loss).......       (4,323)     33,440      19,704      15,428         890
Redeemable preferred
 stock dividends and
 accretion..............           --          --          --          --      (3,020)
                           ----------  ----------  ----------  ----------    --------
Net income (loss)
 applicable to common
 stock..................   $   (4,323) $   33,440  $   19,704  $   15,428    $ (2,130)
                           ==========  ==========  ==========  ==========    ========
Per Share Data:
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle per common
 share--basic...........   $     (.16) $     1.05  $      .75  $      .86    $    .43
                           ==========  ==========  ==========  ==========    ========
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle per common
 share--diluted.........   $     (.16) $     1.04  $      .75  $      .86    $    .43
                           ==========  ==========  ==========  ==========    ========
Cash dividends..........   $      .08  $      .02  $       --  $       --    $     --
                           ==========  ==========  ==========  ==========    ========
Operating and other
 data:
Cash provided by
 operating activities...   $   51,477  $  107,400  $   74,074  $   18,362    $ 36,097
Cash provided by (used
 in) investing
 activities.............     (107,818)   (224,620)    131,343    (491,901)    (86,422)
Cash provided by (used
 in) financing
 activities.............       46,725     106,766    (194,440)    485,953      64,391
Gross margin (a)........         22.3%       26.9%       25.3%       24.9%       25.4%
EBITDA (b)..............   $  156,828  $  186,771  $  164,880  $   98,921    $ 98,915
EBITDA margin (c).......         18.2%       21.0%       20.5%       18.5%       19.0%
Depreciation and
 amortization...........   $   72,265  $   66,546  $   59,325  $   40,312    $ 36,767
Capital expenditures....       86,022     189,996      90,096      60,144      26,739
Balance sheet data (at
 end of period):
Cash and equivalents and
 short-term investments.   $   30,588  $   56,295  $   58,308  $   50,190    $ 37,587
Working capital.........      190,459     188,905     212,456     220,025      93,154
Total assets............    1,507,994   1,466,246   1,282,967   1,627,753     708,115
Total debt, excluding
 short-term bridge
 financing..............    1,056,149     987,092     866,499     745,136     382,242
Minority interest.......           --          --          --      54,730          --
Shareholders' equity....      226,235     242,284     220,125     199,090     195,918

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

                                                      Fiscal Year Ended
                                              ----------------------------------
                                              December 30, January 1, January 2,
                                                  2000        2000       1999
                                              ------------ ---------- ----------
Net sales:
  Consumer..................................      56.4%       57.5%      55.2%
  Industrial and Specialty..................      43.6        42.5       44.8
                                                 -----       -----      -----
                                                 100.0       100.0      100.0
Cost of goods sold:
  Material..................................      41.0        37.9       41.2
  Labor.....................................       8.7         8.9        8.1
  Overhead..................................      28.0        26.3       25.4
                                                 -----       -----      -----
                                                  77.7        73.1       74.7
                                                 -----       -----      -----
  Gross profit..............................      22.3        26.9       25.3
Selling, general and administrative
 expenses...................................      12.5        13.4       12.1
                                                 -----       -----      -----
Operating income............................       9.8        13.5       13.2
Other (income) expense:
  Interest expense, net.....................      10.6         8.1        8.4
  Investment income, (gain) on marketable
   securities, net..........................        --        (0.3)      (0.1)
  Foreign currency and other................       0.1        (0.1)       0.1
                                                 -----       -----      -----
Income (loss) before income taxes,
 extraordinary item and cumulative effect of
 change in accounting principle.............      (0.9)        5.8        4.8
Income taxes (benefit)......................      (0.3)        2.1        1.8
                                                 -----       -----      -----
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle..................................     (0.6)         3.7        3.0
Extraordinary item, net of income taxes.....       0.1          --       (0.3)
Cumulative effect of change in accounting
 principle, net of income tax benefit.......        --          --       (0.2)
                                                 -----       -----      -----
Net income (loss)...........................      (0.5)%       3.7%       2.5%
                                                 =====       =====      =====

Comparison of Year Ended December 30, 2000 and January 1, 2000

   The following table sets forth components of the Company's net sales and operating income by segment for 2000 and the corresponding decrease from 1999:

                                                Fiscal Year
                                               -------------
                                                2000   1999  Decrease % Decrease
                                               ------ ------ -------- ----------
                                                    (Dollars in thousands)
      Net sales:
        Consumer.............................. $486.3 $511.2  $(24.9)    (4.9)%
        Industrial and Specialty..............  375.7  378.6    (2.9)    (0.8)
                                               ------ ------  ------
                                               $862.0 $889.8  $(27.8)    (3.1)%
                                               ====== ======  ======
      Operating income:
        Consumer.............................. $ 62.2 $ 94.0  $(31.8)   (33.8)%
        Industrial and Specialty..............   22.4   26.2    (3.8)   (14.5)
                                               ------ ------  ------
                                               $ 84.6 $120.2  $(35.6)   (29.6)%
                                               ====== ======  ======

Net Sales

   Consolidated net sales were $862.0 million in 2000, a decrease of $27.8 million or 3.1% over 1999 consolidated net sales of $889.8 million.

   Consumer net sales were $486.3 million in 2000 compared to $511.2 million in 1999, a decrease of $24.9 million or 4.9%. This decrease is due to lower sales of certain high margin wiping products to certain customers and overall lower sales to certain consumer products customers during 2000. In addition the trend continues from 1999 of an industry-wide over-capacity position resulting in increased competition and pricing pressure within the spunmelt technology. Net sales have also been negatively impacted by the weak Euro throughout 2000 and a slower than anticipated ramp-up of sales of products utilizing APEX(R) technology.

   Industrial and Specialty net sales were $375.7 million in 2000 compared to $378.6 million in 1999, a decrease of $2.9 million or 0.8%. Higher volume shipments offset by the continued trend during 2000 of sales of lower margin products and lower than anticipated selling prices have resulted in flat growth in this segment during 2000. In addition the weak Euro throughout 2000 has negatively impacted sales.

Operating Income

   Consolidated operating income was $84.6 million in 2000, a decrease of $35.6 million or 29.6% from 1999 consolidated operating income of $120.2 million.

   Consumer operating income was $62.2 million in 2000 compared to $94.0 million in 1999, a decrease of $31.8 million or 33.8%. This decrease is due in part to lower sales of certain high margin wiping products to certain customers during 2000. In addition the trend continues from 1999 of an industry-wide over-capacity position resulting in increased competition and pricing pressure within the spunmelt technology. Operating income has also been negatively impacted by the weak Euro and continued raw material price increases throughout 2000 that the Company has not been able to pass on to customers as a result of lower demand.

   Industrial and Specialty operating income was $22.4 million in 2000 compared to $26.2 million in 1999, a decrease of $3.8 million or 14.5%. This decrease is due to higher period expenses associated with the Company's two new APEX(R) lines, offset in part by the achievement of initiatives designed to mitigate development and product qualification costs. Operating income has also been negatively impacted by the weak Euro and continued raw material price increases throughout 2000 that the Company has not been able to pass on to customers.

   Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of net sales from 13.4% in 1999 to 12.5% in 2000.

Interest Expense and Other

   Interest expense increased $19.9 million, from $71.9 million in 1999 to $91.8 million in 2000. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines, and an increase in interest rates resulting from higher outstanding debt balances.

   The Company recognized gains on marketable securities of $2.9 million in 1999. In addition, foreign currency losses were approximately $0.5 million in 2000 compared to gains of approximately $0.7 million in 1999.

Income Taxes (Benefit)

   The Company recorded an income tax benefit of $2.7 million in 2000, representing an effective tax benefit rate of 35.0% before extraordinary item. During 1999 the Company recorded income taxes of $18.6 million, representing an effective tax rate of 35.7%.

Income (Loss) Before Extraordinary Item

   Income (loss) before extraordinary item decreased $38.5 million from income of $33.4 million, or $1.04 per diluted share, in 1999 to a loss of $(5.1) million, or $(0.16) per diluted share, in 2000.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Net Income (Loss)

   Net income (loss) decreased $37.8 million from income of $33.4 million, or $1.04 per diluted share, in 1999 to a loss of $(4.3) million, or $(0.13) per diluted share, in 2000 as a result of the above mentioned factors.

Comparison of Year Ended January 1, 2000 and January 2, 1999

   The following table sets forth components of the Company's net sales and operating income by segment for 1999 and the corresponding increase/(decrease) over 1998:

                                             Fiscal Year
                                            -------------
                                                          Increase/  % Increase/
                                             1999   1998  (Decrease)  (Decrease)
                                            ------ ------ ---------- -----------
                                                   (Dollars in thousands)
      Net sales:
        Consumer........................... $511.2 $443.4   $ 67.8       15.3%
        Industrial and Specialty...........  378.6  359.5     19.1        5.3
                                            ------ ------   ------
                                            $889.8 $802.9   $ 86.9       10.8%
                                            ====== ======   ======
      Operating income:
        Consumer........................... $ 94.0 $ 62.9   $ 31.1       49.4%
        Industrial and Specialty...........   26.2   42.7    (16.5)     (38.6)
                                            ------ ------   ------
                                            $120.2 $105.6   $ 14.6       13.8%
                                            ====== ======   ======

Net Sales

   Consolidated net sales were $889.8 million in 1999, an increase of $86.9 million or 10.8% over 1998 consolidated net sales of $802.9 million.

   Consumer net sales were $511.2 million in 1999 compared to $443.4 million in 1998, an increase of $67.8 million or 15.3%. The increase in sales was partially due to the introduction of a new wiping product by a leading customer. In addition, during 1999 there was an increase in demand for certain new medical products. Sales were negatively impacted by an increase in competition and pricing pressure in the North American spunmelt markets which partially offset the increase in sales due to new product offerings.

   Industrial and Specialty net sales were $378.6 million in 1999 compared to $359.5 million in 1998, an increase of $19.1 million or 5.3%. The increase was primarily due to organic growth within non-agricultural product lines and sales growth in international markets.

Operating Income

   Consolidated operating income was $120.2 million in 1999 compared to $105.6 million in 1998, an increase of $14.6 million or 13.8%.

   Consumer operating income was $94.0 million in 1999 compared to $62.9 million in 1998, an increase of $31.1 million or 49.4%. The increase in operating income was primarily due to the introduction of new high margin wiping products and increased sales in certain product areas.

   Industrial and Specialty operating income was $26.2 million in 1999 compared to $42.7 million in 1998, a decrease of $16.5 million or 38.6%. The decrease in Industrial and Specialty operating income, despite higher sales, was a result of incremental costs associated with the start up of new manufacturing programs and increased research and development and customer service costs stemming from the development and testing of new products. In addition, certain agricultural products within the industrial and specialty segment were negatively impacted by the weak farm economy.

Interest Expense and Other

   Interest expense increased $4.4 million, from $67.4 million in 1998 to $71.9 million in 1999. The increase in interest expense was principally due to a higher average amount of indebtedness outstanding. Interest expense as a percentage of sales decreased year over year.

   The Company recognized gains on marketable securities of $2.9 million in 1999 compared to gains of $0.8 million in 1998. In addition, foreign currency and other gains were approximately $0.7 million in 1999 compared to losses of approximately $0.8 million in 1998.

Income Taxes

   The Company recorded income taxes of $18.6 million in 1999, representing an effective tax rate of 35.7%. During 1998 the Company recorded income taxes of $14.2 million, representing an effective tax rate of 37.2% before extraordinary item and cumulative effect of accounting change. During the third quarter of 1999, the Company completed the tax-efficient realignment of its European operations that resulted in a slightly lower effective income tax rate during 1999 versus 1998.

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

Net Income

   Net income increased $13.7 million from $19.7 million, or $0.62 per diluted share, in 1998 to $33.4 million, or $1.04 per diluted share, in 1999 as a result of the above mentioned factors.

                        Liquidity and Capital Resources

Operating Activities

   The Company generated cash from operations of $51.5 million in 2000 as compared to $107.4 million in 1999. The decrease of $55.9 million in 2000 reflects: (i) lower operating income resulting from lower sales of certain high margin products, lower sales prices in the spunmelt technologies due to industry over capacity, higher period expenses associated with the two new APEX lines and higher raw material costs in 2000 that were not passed through to customers; and (ii) higher interest costs resulting from higher levels of outstanding indebtedness. Working capital at December 30, 2000 was $190.5 million as compared to $188.9 million at January 1, 2000, an increase of $1.6 million.

Investing and Financing Activities

 Capital Expenditures

   Capital expenditures for 2000 totaled $86.0, a decrease of $104.0 million from capital spending of $190.0 million in 1999. During 1999 and 2000 the Company completed three new APEX(R) lines and additional lines associated with its international expansion. These strategic initiatives have been substantially completed and the Company currently anticipates capital spending to decrease to a range of $30.0 million to $35.0 million during 2001. The Company is limited to capital spending of $35.0 million during 2001 under Amendment No. 6 to the Credit Facility. See "Recent Developments" in this Annual Report on Form 10-K.

 8 3/4% and 9% Notes

   On July 3, 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007. In addition, on March 5, 1998 the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008. These senior subordinated notes are unsecured obligations subordinate in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes in control. The indentures for the $400 million senior subordinated notes and $200 million senior subordinated notes contain covenants including limitations on indebtedness, certain restricted payments, transactions with affiliates, disposition of proceeds of asset sales, liens, dividends and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, mergers and asset sales. At December 30, 2000 the Company was in compliance with such covenants.

 Credit Facility

   On April 9, 1999, the Company amended its credit facility (as amended, the "Credit Facility") to add an additional term loan in the amount of $50.0 million. The Company borrowed the entire amount of the additional term loan and used the proceeds to reduce amounts outstanding under the revolving portion of the Credit Facility.

   As of March 30, 2000, the Company amended its Credit Facility to add an additional term loan in the amount of $100.0 million. The amendment also modified certain covenants, including leverage and fixed charge coverage. The Company borrowed the entire amount of the additional term loan, which was used to reduce amounts outstanding under the revolving portion of the Credit Facility.

   On August 10, 2000, the Company amended its Credit Facility to modify certain covenants, including leverage and fixed charge coverage, and to amend the Credit Facility in certain other respects.

   On April 11, 2001, the Company amended its Credit Facility to modify certain covenants, including leverage and fixed charge coverage, and to amend the Credit Facility in certain other respects. See "Recent Developments" and "Description of Certain Indebtedness" in this Annual Report on Form 10-K for a discussion of Amendment No. 6 to the Credit Facility.

   The Credit Facility currently provides for secured revolving credit borrowings with aggregate commitments of up to $325.0 million (currently limited to $260 million outstanding) and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the revolving portion of the Credit Facility may be used for letters of credit. The Company had outstanding letters of credit of approximately $16.7 million and unused commitments, including cash and short-term investments, of approximately $183.9 million under the Credit Facility as of December 30, 2000. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage, fixed charge coverage and net worth. At December 30, 2000 the Company was in compliance with such covenants. See "Recent Developments" and "Description of Certain Indebtedness" in this Annual Report on Form 10-K for additional discussion surrounding the Credit Facility.

 Other

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

   During 2000, the Company acquired an additional 10% interest in Dominion Nonwovens Sudamerica S.A. ("DNS"), an Argentine joint venture. The 10% acquisition increased the Company's 50% interest in DNS to a 60% interest. DNS manufactures and markets nonwoven products for predominant use in consumer applications. The Company does not anticipate this transaction to have a material impact on liquidity.

   The Board of Directors declared a quarterly dividend of $0.02 per share each quarter in 2000. Amendment No. 6 to the Credit Facility currently prevents the Company from paying quarterly dividends on its Common Stock during fiscal 2001, with the exception of the first quarter. See "Recent Developments" in this Annual Report on Form 10-K.

   The Company believes that based on current levels of operations, its cash from operations, together with potential asset sales and other available sources of liquidity (including but not limited to borrowings under the amended credit facility) will be adequate through the end of fiscal 2001 to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. See "Recent Developments" in this Annual Report on Form 10-K.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business during 1999. For a discussion of certain raw material price increases during 2000, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks."

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during fiscal years 2000 and 1999, see "Quantitative and Qualitative Disclosures About Market Risk-- Foreign Currency Exchange Rate Risk."

Derivatives

   The Company does not use derivative financial instruments for trading purposes and may enter into financial instruments, limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company's London Interbank Offered Rate-based interest rate cap agreement provides for a notional amount of $100.0 million which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 2000, such amount did not exceed 9%. Charges to income in 1999, 1998 and 1997 related to derivative products and hedging activities were not significant.

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

Recent Accounting Standard

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 did not change existing accounting rules on revenue recognition but specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned. The adoption of SAB 101 during the fourth quarter of 2000 had no material impact on the operational results of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   The Credit Facility permits the Company to borrow up to $600 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency base rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein (plus a specified margin) of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. At December 30, 2000, the Company had borrowings under the Credit Facility of $425.6 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.3 million. The Company has an interest rate cap agreement that limits the amount of interest expense on $100 million of this debt to a LIBOR rate of 9%. The Company does not use these products for trading purposes.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed-rate debt at December 30, 2000 was approximately $386.5 million, which was less than its carrying value by approximately $205.0 million. A 100 basis points decrease in the prevailing interest rates at December 30, 2000 would result in an increase in fair value of total fixed rate debt by approximately $17.4 million. A 100 basis points increase in the prevailing interest rates at December 30, 2000 would result in a decrease in fair value of total fixed rate debt by approximately $16.8 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during fiscal 2000, certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

   For the year ending December 30, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $4.8 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During 2000 raw material prices as a percentage of sales increased significantly from 37.9% of sales in 1999 to 41.0% of sales in 2000. The increase in raw material cost had a significant negative impact on operating income because the increase could not be passed on to customers. As in 2000, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. At December 30, 2000, the Company had commitments related to raw materials of approximately $49.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors.........................   25

Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000...   26

Consolidated Statements of Operations for the fiscal years ended December
 30, 2000, January 1, 2000 and January 2, 1999............................   27

Consolidated Statements of Shareholders' Equity for the fiscal years ended
 December 30, 2000, January 1, 2000 and January 2, 1999...................   28

Consolidated Statements of Cash Flows for the fiscal years ended December
 30, 2000, January 1, 2000 and January 2, 1999............................   29

Notes to Consolidated Financial Statements for the fiscal years ended
 December 30, 2000, January 1, 2000 and January 2, 1999...................   30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Polymer Group, Inc.

   We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 30, 2000 and January 1, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   In 1998, the Company changed its method of accounting for the costs of start-up activities.

                                          /s/ Ernst & Young LLP


Greenville, South Carolina
February 2, 2001, except for Note 16,
as to which the date is April 12, 2001

                              POLYMER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                       December 30, January 1,
                        ASSETS                             2000        2000
                        ------                         ------------ ----------
Current assets:
  Cash and equivalents................................  $   12,276  $   37,180
  Short-term investments..............................      18,312      19,115
  Accounts receivable, net............................     136,746     133,249
  Inventories.........................................     122,751     113,229
  Deferred income taxes...............................       7,944       9,315
  Other...............................................      43,028      36,897
                                                        ----------  ----------
    Total current assets..............................     341,057     348,985
Property, plant and equipment, net....................     858,338     823,349
Intangibles and loan acquisition costs, net...........     246,058     246,403
Deferred income taxes.................................      37,057      19,238
Other.................................................      25,484      28,271
                                                        ----------  ----------
    Total assets......................................  $1,507,994  $1,466,246
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable....................................  $   61,579  $   80,476
  Accrued liabilities.................................      53,407      49,892
  Income taxes payable................................       2,917       5,300
  Deferred income taxes...............................         532         497
  Short-term borrowings...............................      18,605      19,073
  Current portion of long-term debt...................      13,558       4,842
                                                        ----------  ----------
    Total current liabilities.........................     150,598     160,080
Long-term debt, less current portion..................   1,023,986     963,177
Deferred income taxes.................................      82,574      83,424
Other noncurrent liabilities..........................      24,601      17,281
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized at 2000 and 1999; 0 shares issued
   and outstanding at 2000 and 1999...................          --          --
  Common stock--$.01 par value, 100,000,000 shares
   authorized at 2000 and 1999; 32,004,200 shares
   issued and outstanding at 2000; 32,001,800 shares
   issued and outstanding at 1999.....................         320         320
  Non-voting common stock--$.01 par value; 3,000,000
   shares authorized at 2000 and 1999; 0 shares issued
   and outstanding at 2000 and 1999...................          --          --
  Additional paid-in capital..........................     243,722     243,688
  Retained earnings...................................       6,266      13,149
  Accumulated other comprehensive (loss)..............     (24,073)    (14,873)
                                                        ----------  ----------
                                                           226,235     242,284
                                                        ----------  ----------
    Total liabilities and shareholders' equity........  $1,507,994  $1,466,246
                                                        ==========  ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                 For the Fiscal Years Ended
                                               -------------------------------
                                                            January   January
                                               December 30,    1,        2,
                                                   2000       2000      1999
                                               ------------ --------  --------
Net sales.....................................   $862,035   $889,795  $802,948
Cost of goods sold............................    670,012    650,185   599,894
                                                 --------   --------  --------
Gross profit..................................    192,023    239,610   203,054
Selling, general and administrative expenses..    107,460    119,385    97,499
                                                 --------   --------  --------
Operating income..............................     84,563    120,225   105,555
Other expense (income):
  Interest expense, net.......................     91,805     71,882    67,444
  Investment income--(gain) on marketable
   securities, net............................         --     (2,942)     (795)
  Foreign currency and other..................        549       (739)      806
                                                 --------   --------  --------
                                                   92,354     68,201    67,455
                                                 --------   --------  --------
Income (loss) before income taxes,
 extraordinary item and cumulative effect of
 change in accounting principle...............     (7,791)    52,024    38,100
Income taxes (benefit)........................     (2,727)    18,584    14,157
                                                 --------   --------  --------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle....................................    (5,064)     33,440    23,943
Extraordinary item, net of taxes of $399 in
 2000 and $0 in 1998..........................        741         --    (2,728)
Cumulative effect of change in accounting
 principle, net of tax benefit of $907........         --         --    (1,511)
                                                 --------   --------  --------
Net income (loss).............................   $ (4,323)  $ 33,440  $ 19,704
                                                 ========   ========  ========
Net income (loss) per common share:
  Basic:
    Average common shares outstanding.........     32,004     32,000    32,000
    Income (loss) before extraordinary item
     and cumulative effect of change in
     accounting principle.....................   $   (.16)  $   1.05  $    .75
    Extraordinary item, net of tax............        .02         --      (.08)
    Cumulative effect of change in accounting
     principle, net of tax....................         --         --      (.05)
                                                 --------   --------  --------
    Net income (loss) per common share--basic.   $   (.14)  $   1.05  $    .62
                                                 ========   ========  ========
  Diluted:
    Average common shares outstanding.........     32,040     32,089    32,000
    Income (loss) before extraordinary item
     and cumulative effect of change in
     accounting principle.....................   $   (.16)  $   1.04  $    .75
    Extraordinary item, net of tax............        .02         --      (.08)
    Cumulative effect of change in accounting
     principle, net of tax....................         --         --      (.05)
                                                 --------   --------  --------
    Net income (loss) per common share--
     diluted..................................   $   (.13)  $   1.04  $    .62
                                                 ========   ========  ========
Cash dividends................................   $    .08   $    .02  $     --
                                                 ========   ========  ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Fiscal Years Ended December 30, 2000, January 1, 2000 and January 2,
                                      1999
                       (In Thousands, Except Share Data)

                                                                                             Accumulated
                                                      Common Stock    Additional Retained       Other
                                                    -----------------  Paid-in   Earnings/  Comprehensive           Comprehensive
                                                      Shares   Amount  Capital   (Deficit)  Income (Loss)  Total    Income (Loss)
                                                    ---------- ------ ---------- ---------  ------------- --------  -------------
Balance--January 3, 1998......................      32,000,000  $320   $243,662  $(39,355)    $ (5,537)   $199,090
Net income....................................              --    --         --    19,704           --      19,704    $ 19,704
Foreign currency translation adjustments, net
 of income taxes of $(800)....................              --    --         --        --        1,338       1,338       1,338
Unrealized holding (loss) on marketable
 securities, net of income tax benefit of $0..              --    --         --        --           (7)         (7)         (7)
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance--January 2, 1999......................      32,000,000   320    243,662   (19,651)      (4,206)    220,125
Comprehensive income for the year ended
 January 2, 1999..............................                                                                        $ 21,035
                                                                                                                      ========
Net income....................................              --    --         --    33,440           --      33,440    $ 33,440
Foreign currency translation adjustments, net
 of income tax benefit of $10,739.............              --    --         --        --       (7,816)     (7,816)     (7,816)
Unrealized holding (loss) on marketable
 securities, net of income tax benefit of
 $529.........................................              --    --         --        --       (2,851)     (2,851)     (2,851)
Dividends paid................................              --    --         --      (640)          --        (640)         --
Exercise of stock options.....................           1,800    --         26        --           --          26          --
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance--January 1, 2000......................      32,001,800   320    243,688    13,149      (14,873)    242,284
Comprehensive income for the year ended
 January 1, 2000..............................                                                                        $ 22,773
                                                                                                                      ========
Net (loss)....................................              --    --         --    (4,323)          --      (4,323)   $ (4,323)
Foreign currency translation adjustments, net
 of income tax benefit of $8,804..............              --    --         --        --       (8,669)     (8,669)     (8,669)
Unrealized holding (loss) on marketable
 securities, net of income tax benefit of
 $279.........................................              --    --         --        --         (531)       (531)       (531)
Dividends paid................................              --    --         --    (2,560)          --      (2,560)         --
Exercise of stock options.....................           2,400    --         34        --           --          34          --
                                                    ----------  ----   --------  --------     --------    --------    --------
Balance December 30, 2000.....................      32,004,200  $320   $243,722  $  6,266     $(24,073)   $226,235
                                                    ==========  ====   ========  ========     ========    ========
Comprehensive (loss) for the year ended
 December 30, 2000............................                                                                        $(13,523)
--------------------------------------------------
                                                                                                                      ========

                            See accompanying notes.

                              POLYMER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                 For the Fiscal Years Ended
                                             -----------------------------------
                                             December 30, January 1,  January 2,
                                                 2000        2000        1999
                                             ------------ ----------  ----------
Operating activities
 Net income (loss)..........................  $  (4,323)  $  33,440   $  19,704
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
 activities:
 Extraordinary item, net of tax.............       (741)         --       2,728
 Cumulative effect of change in accounting
  principle, net of income tax benefit......         --          --       1,511
 Depreciation and amortization expense......     72,265      66,546      59,325
 Provision for deferred income taxes........      5,158       3,612        (585)
 Changes in operating assets and
  liabilities, net of effect of
  acquisitions:
   Accounts receivable......................      3,784     (26,601)      9,520
   Inventories..............................     (7,411)    (10,938)        697
   Accounts payable and accrued expenses....    (20,507)     28,060     (16,098)
 Other, net.................................      3,252      13,281      (2,728)
                                              ---------   ---------   ---------
     Net cash provided by operating
      activities............................     51,477     107,400      74,074
Investing activities
 Purchases of property, plant and
  equipment.................................    (86,022)   (189,996)    (90,096)
 Purchases of marketable securities
  classified as available for sale..........         --     (23,530)    (16,672)
 Proceeds from sales of marketable
  securities classified as available for
  sale......................................         --          --      24,485
 Acquisition of businesses, net of cash
  acquired..................................    (18,076)    (19,251)    (47,423)
 Proceeds from sale of assets, net of
  canceled subordinated advance.............         --          --     323,524
 Minority interest..........................         --          --     (54,730)
 Other, net.................................     (3,720)      8,157      (7,745)
                                              ---------   ---------   ---------
     Net cash provided by (used in)
      investing activities..................   (107,818)   (224,620)    131,343
Financing activities
 Proceeds from debt.........................    291,520     196,194     621,481
 Payments of debt...........................   (237,435)    (85,293)   (804,361)
 Dividends to shareholders..................     (2,560)       (640)         --
 Exercise of stock options..................         34          26          --
 Loan acquisition costs and other, net......     (4,834)     (3,521)    (11,560)
                                              ---------   ---------   ---------
     Net cash provided by (used in)
      financing activities..................     46,725     106,766    (194,440)
Effect of exchange rate changes on cash.....    (15,288)    (10,674)     (2,859)
                                              ---------   ---------   ---------
     Net increase (decrease) in cash and
      equivalents...........................    (24,904)    (21,128)      8,118
     Cash and equivalents at beginning of
      year..................................     37,180      58,308      50,190
                                              ---------   ---------   ---------
     Cash and equivalents at end of year....  $  12,276   $  37,180   $  58,308
                                              =========   =========   =========
Noncash investing and financing activities
 Cancellation of subordinated advance.......  $      --   $      --   $ 141,000
Supplemental information
 Cash paid for interest, net of amounts
  capitalized...............................     88,882      52,783      68,725
 Cash paid for income taxes.................     14,520      19,396      13,498
Acquisition of businesses
 Fair value of assets acquired..............     47,716      39,657      48,453
 Liabilities assumed and incurred...........    (29,640)    (20,406)     (1,030)
 Acquisition of businesses, net of cash
  acquired..................................     18,076      19,251      47,423

                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

 Basis of Presentation and Use of Estimates

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplates that the Company will continue operations, realize assets and satisfy liabilities in the ordinary course of business. The Company incurred a net loss before extraordinary item of $5.1 million for the year ended December 30, 2000. The Company expects such losses to continue over the 2001 fiscal year. On March 13, 2001, the Company disclosed that management anticipates reporting a net loss in the range of $35 million to $45 million for fiscal year 2001. As a result of the anticipated operating results for fiscal year 2001 the Company obtained an amendment to its Credit Facility dated April 11, 2001 (see Note 16. "Subsequent Event"). Management believes that its available cash and cash equivalents and short term investments of $30.6 million at December 30, 2000, cash expected to be generated by operations during 2001 and availability under its Credit Facility, as amended on April 11, 2001, will be adequate to fund planned operations through and including December 29, 2001. If the Company is unable to meet its operating projections or complete the actions described in Note 16. "Subsequent Event", the Company, among other things, may be required to obtain further bank amendments or covenant waivers. The Company is not assured of being able to obtain such amendments or waivers or that any amendments or waivers would be on terms and conditions acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method.

 Revenue Recognition

   Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 did not change existing accounting rules on revenue recognition but specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned. The adoption of SAB 101 during the fourth quarter of 2000 had no material impact on the operational results of the Company.

 Cash Equivalents and Interest Income

   Investment securities that mature in three months or less from the date of purchase are considered cash equivalents. Interest and other income approximated $2.4, $3.5 and $5.1 million during 2000, 1999 and 1998, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest and other income and capitalized interest.

                              POLYMER GROUP, INC.

 Short-Term Investments

   The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on the specific identification basis, are included in the determination of net income. As of December 30, 2000, the Company's marketable securities were invested in equity securities with a market value of approximately $18.3 million, and were designated as available for sale.

 Accounts Receivable and Concentration of Credit Risks

   Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $8.5 and $10.6 million at December 30, 2000 and January 1, 2000, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. In 2000, Johnson & Johnson ("J&J") and The Procter & Gamble Company ("P&G") accounted for approximately 14% and 17%, respectively, of the Company's sales. In 1999, J&J and P&G accounted for approximately 16% and 21%, respectively, of the Company's sales.

 Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of December 30, 2000 and January 1, 2000 consist of the following:

                                                                 2000     1999
                                                               -------- --------
                                                                (In Thousands)
      Finished goods.......................................... $ 60,931 $ 51,588
      Work in process.........................................   19,020   16,753
      Raw materials...........................................   42,800   44,888
                                                               -------- --------
                                                               $122,751 $113,229
                                                               ======== ========

 Long-Lived Assets

   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $6.6, $8.4 and $4.2 million of interest costs during 2000, 1999 and 1998, respectively.

                              POLYMER GROUP, INC.

   Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. Loan acquisition costs, which approximated $4.8 million and $3.0 million in 2000 and 1999, respectively, are amortized over the term of the related debt.

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

 Derivatives

   The Company does not use derivative financial instruments for trading purposes. Such products are used to manage interest rate and foreign currency risks. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company maintains a London Interbank Offered Rate ("LIBOR")-based interest rate cap agreement which provides for a notional amount of $100.0 million. The notional amount declines ratably over the rate cap term and if the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement in 2000, such amount did not exceed 9%.

   The Company may enter into financial instruments, which are limited in duration and scope, to manage its exposure to fluctuations of foreign currency rates. These instruments are used for hedging purposes and are employed in connection with an underlying asset, liability, firm commitment or anticipated transaction. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses, if any, on financial instruments that do not qualify as hedges for accounting purposes are recognized in the determination of net income. Charges to expense in 2000, 1999 and 1998 related to derivative products were not significant.

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

 Fair Value of Financial Instruments

   The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However,

                              POLYMER GROUP, INC.

considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, short term investments, accounts receivable, other assets, accounts payable and derivative financial instruments are reasonable estimates of their fair values. The contract amounts of outstanding letters of credit approximate their fair value. Fair value of the Company's long-term debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at December 30, 2000 and January 1, 2000 was $832.5 and $967.1 million, respectively.

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

 Research and Development

   The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $18.9, $17.2 and $13.2 million of research and development expense during 2000, 1999 and 1998, respectively.

 Shipping and Handling Costs

   The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $19.2, $15.9 and $12.7 million of shipping and handling costs during 2000, 1999 and 1998, respectively.

 Foreign Currency Translation

   The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

 Comprehensive Income (Loss)

   Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130

                              POLYMER GROUP, INC.

requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Cumulative foreign currency translation adjustments and unrealized (loss) on marketable securities are as follows:

                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (In Thousands)
Cumulative foreign currency translation
 adjustments...................................... $(20,691) $(12,022) $(4,206)
Cumulative unrealized (loss) on marketable
 securities.......................................   (3,382)   (2,851)      --
                                                   --------  --------  -------
Accumulated other comprehensive (loss)............ $(24,073) $(14,873) $(4,206)
                                                   ========  ========  =======

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

Note 2. Acquisitions

   On December 19, 1997, DT Acquisition Inc. ("DTA"), a special-purpose subsidiary of the Company, completed the purchase of approximately 98% of the outstanding common shares of Dominion Textiles Inc. ("Dominion") for Cdn$14.50 per share and approximately 96% of the outstanding first preferred shares of Dominion for Cdn$150 per share. The acquisition was accounted for in 1997 using the purchase method of accounting. On January 29, 1998, DTA acquired all remaining common and preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc. ("Galey") for approximately $464.5 million, and the Company acquired the nonwovens and industrial fabrics operations for approximately $351.6 million, including fees and expenses. The Company and Galey finalized the cash settlement during 2000 pursuant to the Master Separation Agreement dated January 29, 1998. The result of such settlement was not material to the Company's financial condition.

   On March 16, 1998, the Company acquired a leading North American manufacturer of polypropylene-based commercial twine and polyethylene-based specialty knitted products for approximately $47.4 million in a transaction accounted for by the purchase method of accounting.

   During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS ("Vateks") and Nanhai Nanxin Non-Woven Co. Ltd. ("Nanhai"). The Company also acquired the assets of Molnlycke Health Care AB ("Sweden"). Vateks, Nanhai and Sweden manufacture and market nonwoven products for predominant use in consumer and industrial applications. These transactions have been accounted for using the purchase method of accounting. The combined purchase price for these acquisitions, including assets acquired by the Company during 1999 for which separate disclosure is not considered significant, totaled $19.3 million.

                              POLYMER GROUP, INC.

   During 2000, the Company acquired an additional 10% interest in Dominion Nonwovens Sudamerica S.A. ("DNS"), an Argentine joint venture. DNS manufactures and markets nonwoven products for predominant use in consumer applications. The incremental 10% acquisition increased the Company's 50% interest in DNS, which was previously accounted for using the equity method of accounting, to a 60% majority interest. The transaction was accounted for using the purchase method of accounting and results of operations for DNS have been included in the Company's results since the date of acquisition. The total acquisition price of approximately $18.1 million for the Company's 60% majority interest has been allocated to the underlying assets acquired and liabilities assumed based on their fair value at the date of purchase. Such allocation may be revised at a later date. Supplemental pro forma information has not been presented as it is not material to the consolidated results of operations.

Note 3. Property, Plant and Equipment

   Property, plant and equipment as of December 30, 2000 and January 1, 2000, consist of the following:

                                                            2000        1999
                                                         ----------  ----------
                                                            (In Thousands)
      Cost:
        Land............................................ $   15,739  $   13,263
        Buildings and land improvements.................    158,105     145,806
        Machinery, equipment and other..................    830,608     698,884
        Construction in progress........................     92,474     146,190
                                                         ----------  ----------
                                                          1,096,926   1,004,143
      Less accumulated depreciation.....................   (238,588)   (180,794)
                                                         ----------  ----------
                                                         $  858,338  $  823,349
                                                         ==========  ==========

   Depreciation charged to expense was $62.5, $55.3 and $47.8 million during 2000, 1999 and 1998, respectively.

Note 4. Intangibles and Loan Acquisition Costs

   Intangibles and loan acquisition costs as of December 30, 2000 and January 1, 2000 consist of the following:

                                                               2000      1999
                                                             --------  --------
                                                              (In Thousands)
      Cost:
        Goodwill............................................ $225,198  $221,507
        Supply agreement....................................   13,431    13,431
        Proprietary technology..............................   27,550    24,100
        Loan acquisition costs and other....................   38,696    34,151
                                                             --------  --------
                                                              304,875   293,189
      Less accumulated amortization.........................  (58,817)  (46,786)
                                                             --------  --------
                                                             $246,058  $246,403
                                                             ========  ========

   Amortization charged to expense was $9.8, $11.2 and $11.5 million during 2000, 1999 and 1998, respectively.

                              POLYMER GROUP, INC.

Note 5. Accrued Liabilities

   Accrued liabilities as of December 30, 2000 and January 1, 2000, consist of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (In Thousands)
      Interest payable......................................... $25,343 $25,780
      Salaries, wages and other fringe benefits................   9,440  11,417
      Other....................................................  18,624  12,695
                                                                ------- -------
                                                                $53,407 $49,892
                                                                ======= =======

Note 6. Commitments and Contingencies

 Leases

   The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.9, $6.0 and $4.7 million in 2000, 1999 and 1998, respectively. The Company leases a building under a non-cancelable lease expiring in June 2012 to an unrelated party. Rental income approximated $2.3, $1.9 and $1.7 million in 2000, 1999 and 1998, respectively. The approximate net minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 30, 2000 are:

                                                      Gross    Lease      Net
                                                     Minimum  and Sub-  Minimum
                                                      Rental   Lease     Rental
                                                     Payments (Income)  Payments
                                                     -------- --------  --------
                                                           (In Thousands)
      2001.......................................... $ 6,431  $ (2,234)  $4,197
      2002..........................................   5,079    (2,004)   3,075
      2003..........................................   4,041    (1,894)   2,147
      2004..........................................   2,686    (1,769)     917
      2005..........................................     430    (1,425)    (995)
      Thereafter....................................      68    (9,563)  (9,495)
                                                     -------  --------   ------
                                                     $18,735  $(18,889)  $ (154)
                                                     =======  ========   ======

 Purchase Commitments

   At December 30, 2000, the Company had commitments of approximately $53.8 million related to the purchase of raw materials, maintenance and converting services and approximately $3.5 million related to capital projects.

 Collective Bargaining Agreements

   At December 30, 2000, the Company had a total of approximately 4,300 employees worldwide. Approximately 1,700 employees are represented by labor unions or trade councils which have entered into separate collective bargaining agreements with the Company. Approximately 19% of the Company's labor force are covered by collective bargaining agreements that will expire within one year.

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

                              POLYMER GROUP, INC.

its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise.

Note 7. Debt

   Short-term borrowings amounted to $18.6 million at the end of 2000 and are composed of $8.2 million in U.S. loans with a weighted average interest rate of 8.5% and $10.4 million of local borrowings, principally by international subsidiaries. Long-term debt as of December 30, 2000 and January 1, 2000, consists of the following (in thousands):

                                                             2000       1999
                                                          ----------  --------
Senior subordinated notes, due July 2007, interest rate
 9%, subject to
 redemption on or after July 1, 2002 at the option of
 the Company based on certain redemption prices (a).....  $  395,000  $400,000
Senior subordinated notes, due March 2008, interest rate
 8.75%, subject to redemption on or after March 1, 2003
 at the option of the Company based on certain
 redemption prices (a)..................................     196,500   200,000
Revolving credit facility, due June 2003, interest at
 rates ranging from 8.00% to 9.75%, interest rates for
 U.S. dollar loans are based on LIBOR or prime; Canadian
 dollar loans are based on Canadian base rates and Dutch
 guilder loans are based on Eurocurrency rates (b)......     155,042   188,085
Term loans, due December 2005 and 2006, interest at
 rates ranging from 8.30% to 10.5% (b)..................     270,540   172,520
Other...................................................      25,266    12,736
                                                          ----------  --------
                                                           1,042,348   973,341
Less: Unamortized debt discount.........................      (4,804)   (5,322)
                                                          ----------  --------
                                                           1,037,544   968,019
Less: Current maturities................................     (13,558)   (4,842)
                                                          ----------  --------
                                                          $1,023,986  $963,177
                                                          ==========  ========

--------
(a) The senior subordinated notes are unsecured obligations subordinate in right of payment to all existing and future senior indebtedness of the Company and have customary provisions regarding redemption and changes in control. The indentures for the senior subordinated notes contain covenants including limitations on indebtedness, certain restricted payments, transactions with affiliates, disposition of proceeds of asset sales, liens, dividends and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, mergers and asset sales. At December 30, 2000 the Company was in compliance with such covenants.
  During the second quarter of 2000 the Company purchased $5.0 million principal amount of its senior subordinated notes due July 2007 and $3.5 million principal amount of its senior subordinated notes due March 2008.
  The Company recognized an extraordinary gain of $0.7 million, net of taxes, on the retirement of these notes.

(b) On April 18, 2000, the Company amended its Credit Facility to add an additional term loan in the amount of $100.0 million. The Company borrowed the entire amount of the additional term loan and used the proceeds to reduce amounts outstanding under the revolving portion of the Credit Facility. The Credit Facility provides for secured revolving credit borrowings with aggregate

                              POLYMER GROUP, INC.

   commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Credit Facility may be used for letters of credit. The Company had outstanding letters of credit of approximately $16.7 million and unused commitments of approximately $153.3 million under the Credit Facility as of December 30, 2000. Commitment fees under the Credit Facility are generally equal to a percentage of the daily unused amount of such commitment. The Credit Facility contains covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. At December 30, 2000 the Company was in compliance with such covenants.

  The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one of its subsidiaries by non-domestic subsidiaries.

  See Note 16. "Subsequent Event" for a discussion of recent developments surrounding the Company's financial performance and Amendment No. 6 to the Credit Facility.

   Long-term debt maturities consist of the following (in thousands):

      2001..............................................................  13,558
      2002..............................................................   6,819
      2003.............................................................. 162,832
      2004..............................................................  88,006
      2005..............................................................  84,816
      Thereafter........................................................ 681,513

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

                     Condensed Consolidating Balance Sheet
                            As of December 30, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The     Reclassifications
         ASSETS           Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
         ------           ------------ ------------ ---------- ----------------- ------------
Cash and investments....   $      663    $ 11,238   $   18,687    $        --     $   30,588
Accounts receivable,
 net....................       51,634      85,112           --             --        136,746
Inventories.............       50,012      72,929           --           (190)       122,751
Other...................       22,136      19,200        8,735            901         50,972
                           ----------    --------   ----------    -----------     ----------
  Total current assets..      124,445     188,479       27,422            711        341,057
Investment in
 subsidiaries...........      689,130          --      680,450     (1,369,580)            --
Property, plant and
 equipment, net.........      551,909     306,084          345             --        858,338
Other...................    1,064,294     105,420      444,329     (1,305,444)       308,599
                           ----------    --------   ----------    -----------     ----------
  Total assets..........   $2,429,778    $599,983   $1,152,546    $(2,674,313)    $1,507,994
                           ==========    ========   ==========    ===========     ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable and
 other..................   $   13,175    $ 57,470   $   46,889    $       901     $  118,435
Short-term borrowings...           --      10,416        8,189             --         18,605
Current portion of long-
 term debt .............           46      11,032        2,480             --         13,558
                           ----------    --------   ----------    -----------     ----------
  Total current
   liabilities..........       13,221      78,918       57,558            901        150,598
Long-term debt, less
 current portion........        1,703      22,527      999,756             --      1,023,986
Other...................    1,115,684     273,711       30,076     (1,312,296)       107,175
Shareholders' equity....    1,299,170     224,827       65,156     (1,362,918)       226,235
                           ----------    --------   ----------    -----------     ----------
  Total liabilities and
   shareholders' equity.   $2,429,778    $599,983   $1,152,546    $(2,674,313)    $1,507,994
                           ==========    ========   ==========    ===========     ==========

                              POLYMER GROUP, INC.

                     Condensed Consolidating Balance Sheet
                             As of January 1, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The     Reclassifications
         ASSETS           Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
         ------           ------------ ------------ ---------- ----------------- ------------
Cash and investments....   $   15,929    $ 20,253   $   20,113    $        --     $   56,295
Accounts receivable,
 net....................       66,264      66,985           --             --        133,249
Inventories.............       50,879      62,751           --           (401)       113,229
Other...................       21,933      14,234        9,475            570         46,212
                           ----------    --------   ----------    -----------     ----------
  Total current assets..      155,005     164,223       29,588            169        348,985
Investment in
 subsidiaries...........      689,932          --      802,348     (1,492,280)            --
Property, plant and
 equipment, net.........      519,846     284,834       18,528            141        823,349
Other...................    1,318,868     155,340      277,290     (1,457,586)       293,912
                           ----------    --------   ----------    -----------     ----------
  Total assets..........   $2,683,651    $604,397   $1,127,754    $(2,949,556)    $1,466,246
                           ==========    ========   ==========    ===========     ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Accounts payable and
 other..................   $   58,185    $ 51,841   $   25,318    $       821     $  136,165
Short-term borrowings...           --       9,505        9,568             --         19,073
Current portion of long-
 term debt..............           --       3,362        1,480             --          4,842
                           ----------    --------   ----------    -----------     ----------
  Total current
   liabilities..........       58,185      64,708       36,366            821        160,080
Long-term debt, less
 current portion........        4,667      34,292      924,218             --        963,177
Other...................    1,237,709     275,843       48,276     (1,461,123)       100,705
Shareholders' equity....    1,383,090     229,554      118,894     (1,489,254)       242,284
                           ----------    --------   ----------    -----------     ----------
  Total liabilities and
   shareholders' equity.   $2,683,651    $604,397   $1,127,754    $(2,949,556)    $1,466,246
                           ==========    ========   ==========    ===========     ==========

                Condensed Consolidating Statement of Operations
                  For the Fiscal Year Ended December 30, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The    Reclassifications
                          Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                          ------------ ------------ -------  ----------------- ------------
Net sales...............    $494,061     $390,369   $    --      $(22,395)       $862,035
Gross profit............      94,719       97,389        --           (85)        192,023
Operating income (loss).      29,324       55,721      (397)          (85)         84,563
Interest expense, income
 taxes and other, net...    (12,686)       41,170     3,926        56,476          88,886
                            --------     --------   -------      --------        --------
Net income (loss).......    $ 42,010     $ 14,551   $(4,323)     $(56,561)       $ (4,323)
                            ========     ========   =======      ========        ========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 1, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The     Reclassifications
                          Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                          ------------ ------------ --------  ----------------- ------------
Net sales...............    $532,789     $399,756   $     --      $(42,750)       $889,795
Gross profit............     136,460      103,768         --          (618)        239,610
Operating income........      67,445       51,767      1,631          (618)        120,225
Interest expense, income
 taxes and other, net...       2,141       22,634    (31,809)       93,819          86,785
                            --------     --------   --------      --------        --------
Net income..............    $ 65,304     $ 29,133   $ 33,440      $(94,437)       $ 33,440
                            ========     ========   ========      ========        ========

                Condensed Consolidating Statement of Operations
                   For the Fiscal Year Ended January 2, 1999

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The     Reclassifications
                          Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                          ------------ ------------ --------  ----------------- ------------
Net sales...............    $513,057     $305,485   $     --      $(15,594)       $802,948
Gross profit............     122,305       80,579         --           170         203,054
Operating income........      63,423       36,438      5,646            48         105,555
Interest expense, income
 taxes and other, net...      15,452       26,240    (14,058)       58,217          85,851
                            --------     --------   --------      --------        --------
Net income..............    $ 47,971     $ 10,198   $ 19,704      $(58,169)       $ 19,704
                            ========     ========   ========      ========        ========

                Condensed Consolidating Statement of Cash Flows
                  For the Fiscal Year Ended December 30, 2000

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net cash provided by
 (used in) operating
 activities.............   $ 53,894     $ 25,293   $(14,160)     $(13,550)      $   51,477
Net cash provided by
 (used in) investing
 activities.............    (66,307)     (31,952)   (24,430)       14,871        (107,818)
Net cash provided by
 (used in) financing
 activities.............     (2,932)     (18,365)    68,022            --           46,725
Effect of exchange rate
 changes on cash........         79       16,009    (30,055)       (1,321)         (15,288)
                           --------     --------   --------      --------       ----------
Net change in cash and
 equivalents............    (15,266)      (9,015)      (623)                       (24,904)
Cash and equivalents at
 beginning of year......     15,929       20,253        998            --           37,180
                           --------     --------   --------      --------       ----------
Cash and equivalents at
 end of year............   $    663     $ 11,238   $    375      $     --       $   12,276
                           ========     ========   ========      ========       ==========

                              POLYMER GROUP, INC.

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 1, 2000

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor     The     Reclassifications
                         Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                         ------------ ------------ --------  ----------------- ------------
Net cash provided by
 (used in) operating
 activities.............   $ 95,842     $ 33,383   $(41,807)     $ 19,982       $ 107,400
Net cash provided by
 (used in) investing
 activities.............    (98,315)     (65,068)   (41,184)      (20,053)       (224,620)
Net cash provided by
 (used in) financing
 activities.............     (1,074)       3,695    104,145            --         106,766
Effect of exchange rate
 changes on cash........         --       17,177    (27,922)           71         (10,674)
                           --------     --------   --------      --------       ---------
Net change in cash and
 equivalents............     (3,547)     (10,813)    (6,768)           --         (21,128)
Cash and equivalents at
 beginning of year......     19,476       31,066      7,766            --          58,308
                           --------     --------   --------      --------       ---------
Cash and equivalents at
 end of year............   $ 15,929     $ 20,253   $    998      $     --       $  37,180
                           ========     ========   ========      ========       =========

                Condensed Consolidating Statement of Cash Flows
                   For the Fiscal Year Ended January 2, 1999

                                        Combined
                           Combined       Non-
                          Guarantor    Guarantor      The     Reclassifications
                         Subsidiaries Subsidiaries  Company   and Eliminations  Consolidated
                         ------------ ------------ ---------  ----------------- ------------
Net cash provided by
 (used in) operating
 activities.............   $120,057    $ (18,608)  $ (42,744)     $ 15,369       $  74,074
Net cash provided by
 (used in) investing
 activities.............    (89,930)     580,456    (343,272)      (15,911)        131,343
Net cash provided by
 (used in) financing
 activities.............    (16,840)    (566,348)    388,748            --        (194,440)
Effect of exchange rate
 changes on cash........     (2,532)      (2,186)      1,317           542          (2,859)
                           --------    ---------   ---------      --------       ---------
Net change in cash and
 equivalents............     10,755       (6,686)      4,049            --           8,118
Cash and equivalents at
 beginning of year......      8,721       37,752       3,717            --          50,190
                           --------    ---------   ---------      --------       ---------
Cash and equivalents at
 end of year............   $ 19,476    $  31,066   $   7,766      $     --       $  58,308
                           ========    =========   =========      ========       =========

                              POLYMER GROUP, INC.

Note 9. Income Taxes

   Significant components of the provision for income taxes are as follows:

                                                           Fiscal Year
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                                                         (In Thousands)
Current:
  Federal and state................................. $(5,101) $ 6,878  $ 8,864
  Foreign...........................................   7,532    8,094    5,878
Deferred:
  Federal and state.................................  (4,951)     (80)  (1,464)
  Foreign...........................................    (207)   3,692      879
                                                     -------  -------  -------
Income tax (benefit) before extraordinary item and
 cumulative effect of change in accounting
 principle..........................................  (2,727)  18,584   14,157
Income tax (benefit) from:
  Cumulative effect of change in accounting
   principle........................................      --       --     (907)
  Extraordinary item, gain from early extinguishment
   of debt..........................................     399       --       --
                                                     -------  -------  -------
    Total income tax expense (benefit).............. $(2,328) $18,584  $13,250
                                                     =======  =======  =======

   At December 30, 2000, the Company had: (i) operating loss carryforwards of approximately $40.6 million for federal income tax purposes expiring in the year 2020; (ii) German operating loss carryforwards of approximately $6.2 million with no expiration date; and (iii) Canadian capital loss carryforwards of approximately $4.6 million with no expiration date. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. Significant components of the Company's deferred tax assets and liabilities as of December 30, 2000 and January 1, 2000 are as follows:

                                                               2000      1999
                                                             --------  --------
                                                              (In Thousands)
Deferred tax assets:
  Provision for bad debts................................... $  2,573  $  3,109
  Inventory capitalization and allowances...................    2,717     3,715
  Net operating loss and capital loss carryforwards.........   16,864     2,905
  Tax credits (primarily alternative minimum tax credits)...    6,670     6,192
  Foreign currency translation adjustment...................   19,543    10,739
  Foreign tax credits.......................................   12,152    10,474
  Other.....................................................    7,547     8,690
                                                             --------  --------
    Total deferred tax assets...............................   68,066    45,824
Valuation allowance.........................................  (15,077)   (9,996)
                                                             --------  --------
Net deferred tax assets.....................................   52,989    35,828
Deferred tax liabilities:
  Fixed assets and intangibles, net.........................  (79,939)  (83,302)
  Other, net................................................  (11,155)   (7,892)
                                                             --------  --------
    Total deferred tax liabilities..........................  (91,094)  (91,194)
                                                             --------  --------
    Net deferred tax liabilities............................ $(38,105) $(55,366)
                                                             ========  ========

                              POLYMER GROUP, INC.

   Taxes on income (loss) are based on earnings as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                         2000     1999    1998
                                                       --------  ------- -------
                                                            (In Thousands)
      Domestic........................................ $(31,003) $12,458 $16,233
      Foreign.........................................   23,212   39,566  21,867
                                                       --------  ------- -------
                                                       $ (7,791) $52,024 $38,100
                                                       ========  ======= =======

   The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                           Fiscal Year
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                                                         (In Thousands)
      Computed income tax (benefit) at statutory
       rate......................................... $(2,727) $18,208  $13,335
      Goodwill and other............................   1,257      596    2,307
      Valuation allowance...........................   5,081       --   (1,999)
      Interest......................................  (1,832)      --       --
      Tax credits...................................  (2,869)    (500)      --
      Effect of foreign operations, net.............    (954)  (2,063)     173
      Other, net....................................    (683)   2,343      341
                                                     -------  -------  -------
      Provision for income taxes (benefit) before
       extraordinary item and cumulative effect of
       change in accounting principle...............  (2,727)  18,584   14,157
      Income tax (benefit) related to extraordinary
       item and cumulative effect of change in
       accounting principle.........................     399       --     (907)
                                                     -------  -------  -------
      Provision for income taxes (benefit).......... $(2,328) $18,584  $13,250
                                                     =======  =======  =======

Note 10. Stock Option and Employee Stock Purchase Plans

 Stock Option Plan

   The Company's 1996 Key Employee Stock Option Plan is administered by the Stock Option Committee, which is composed of non-management members of the Company's Board of Directors. Any person who is a full-time, salaried employee (excluding non-management directors) is eligible to participate in the plan. The Stock Option Committee selects the participants and determines the terms and conditions of the options. The plan provides for the issuance of options covering 1.5 million shares of common stock, subject to certain adjustments reflecting changes in the Company's capitalization. Options granted under the plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQOs") as the Stock Option Committee may determine. Option prices shall not be less than the fair value of the shares at the date of grant and options vest in equal 20% increments over five years. Options expire over a three or ten year period. The following table summarizes the transactions of the plan for the three year period ended December 30, 2000:

                              POLYMER GROUP, INC.

                                                                        Weighed
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
      Unexercised options outstanding--January 3, 1998......   719,775    14.90
        Granted.............................................        --       --
        Exercised...........................................        --       --
        Forfeited...........................................   (65,555)   14.91
        Expired/canceled....................................        --       --
                                                             ---------   ------
      Unexercised options outstanding--January 2, 1999......   654,220    14.90
        Granted.............................................   636,000    12.00
        Exercised...........................................    (1,800)   14.25
        Forfeited...........................................    (9,700)   14.60
        Expired/canceled....................................        --       --
                                                             ---------   ------
      Unexercised options outstanding--January 1, 2000...... 1,278,720   $13.46
        Granted.............................................        --       --
        Exercised...........................................    (2,400)   14.25
        Forfeited...........................................   (34,000)   14.11
        Expired/canceled....................................  (126,344)   14.86
                                                             ---------   ------
      Unexercised options outstanding--December 30, 2000.... 1,115,976   $13.28
                                                             =========   ======
      Exercisable options:
        January 2, 1999.....................................   261,688    14.90
        January 1, 2000.....................................   280,520    15.13
        December 30, 2000...................................   499,832    13.43
      Shares available for future grant.....................   384,024

   At December 30, 2000, the exercise price of the outstanding options ranges from $12.00 to $18.00 and the weighted average remaining contractual life of the outstanding options is approximately six years.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's financial statements for the plan. The fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2000, 1999 and 1998; dividend yield of 1.0% in 2000 and 1999 and 0.0% in 1998; expected volatility of 0.44 in 2000 and 1999 and 0.56 in 1998; risk-free interest rate of 6.1% in 2000, 1999 and 1998; and weighted average expected lives of five years in 2000, 1999 and 1998. Had compensation cost been determined based on the fair value at the grant date for such awards in 2000, 1999 and 1998, respectively, consistent with the provisions of FAS 123, the Company's net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts indicated below.

                                                              Fiscal year
                                                        ------------------------
                                                         2000     1999    1998
                                                        -------  ------- -------
                                                         (In Thousands, Except
                                                            Per Share Data)
      Net income (loss):
        As reported.................................... $(4,323) $33,440 $19,704
        Pro forma......................................  (5,356)  32,579  19,033
      Net income (loss) per common share--basic:
        As reported.................................... $  (.14) $  1.05 $   .62
        Pro forma......................................    (.17)    1.02     .59
      Net income (loss) per common share--diluted:
        As reported.................................... $  (.13) $  1.04 $   .62
        Pro forma......................................    (.17)    1.02     .59
      Weighted average fair value per option granted... $    --  $  5.19 $    --

                              POLYMER GROUP, INC.

   The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

 Employee Stock Purchase Plan

   The Company sponsors a stock purchase plan that allows employee participants to purchase common stock of the Company through payroll deductions. Purchases of shares are made by a third party administrator at the fair value of the Company's common stock on the transaction date. The cost of the stock purchase plan was not significant during 2000, 1999 or 1998.

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

                              POLYMER GROUP, INC.

Note 12. Pension Benefits and Postretirement Plans

   The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

                                                               Postretirement
                                           Pension Benefits         Plans
                                           ------------------  ----------------
                                             2000      1999     2000     1999
                                           --------  --------  -------  -------
                                                    (In Thousands)
      Benefit obligation at beginning of
       year..............................  $(50,961) $(47,864) $(5,411) $(6,267)
      Service costs......................    (2,124)   (2,116)     (84)     (77)
      Interest costs.....................    (3,300)   (2,926)    (402)    (366)
      Actuarial (loss)/gain..............      (839)   (2,749)    (976)     942
      Currency translation adjustment and
       other.............................     1,647     2,684       95     (152)
      Benefit payments...................     1,669     1,501      334      509
      Curtailments.......................        --       509       --       --
                                           --------  --------  -------  -------
      Benefit obligation at end of year..  $(53,908) $(50,961) $(6,444) $(5,411)
                                           --------  --------  -------  -------
      Fair value of plan assets at
       beginning of year.................  $ 57,597  $ 54,576  $    --  $    --
      Actual return on plan assets.......     4,588     4,525       --       --
      Employer contribution..............     2,232     3,317      334      509
      Plan amendments....................      (154)      (53)      --       --
      Benefit payments...................    (1,583)   (1,521)    (334)    (509)
      Currency translation adjustment and
       other.............................    (1,995)   (3,247)      --       --
                                           --------  --------  -------  -------
      Fair value of plan assets at end of
       year..............................  $ 60,685  $ 57,597  $    --  $    --
                                           ========  ========  =======  =======
      Funded status at year-end..........  $  6,777  $  6,636  $(6,444) $(5,411)
      Unrecognized transition net
       (liability).......................      (447)     (477)      --       --
      Unrecognized transition net
       gain/(loss).......................     3,294     3,150      280     (695)
      Unrecognized prior service cost....       229       309       --       --
      Currency translation adjustment and
       other.............................     1,244     1,486      (97)     (10)
                                           --------  --------  -------  -------
      Prepaid (accrued) benefit cost.....  $ 11,097  $ 11,104  $(6,261) $(6,116)
                                           ========  ========  =======  =======

                              POLYMER GROUP, INC.

                              Pension Benefits           Postretirement Plans
                         ----------------------------  ---------------------------
                           2000      1999      1998     2000     1999      1998
                         --------  --------  --------  -------  -------  ---------
                                 (In Thousands, Except Percent Data)
Components of net
 periodic benefit cost:
  Current service costs.  $ 2,124   $ 2,116   $ 1,827     $ 84     $ 77       $ 72
  Interest costs on
   projected benefit
   obligation and other.    3,300     2,926     3,098      402      366        360
  (Return) on plan
   assets...............   (4,033)   (3,622)   (2,943)      --       --         --
  Net amortization of
   transition obligation
   and other............      467      (320)   (1,512)      --       --         --
                         --------  --------  --------  -------  -------  ---------
  Periodic benefit cost,
   net..................  $ 1,858   $ 1,100   $   470     $486     $443       $432
                         ========  ========  ========  =======  =======  =========
Weighted average
 assumption rates:
  Return on plan assets.  6.5-9.0%  6.5-9.0%  6.5-9.0%      --       --         --
  Discount rate on
   projected benefit
   obligations.......... 6.25-7.5% 6.25-7.5% 5.25-9.0% 6.5-7.5% 6.5-7.5% 5.75-7.75%
  Salary and wage
   escalation rate......  3.0-5.0%  3.0-5.0%  2.5-6.5%      --       --         --

   The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

                                                                      Composite
                                                                       Rate of
      Year                                                            Increase
      ----                                                            ---------
      1998...........................................................  7.0-9.0%
      1999........................................................... 6.0-10.0
      2000........................................................... 1.0-10.0
      2001...........................................................  7.1-8.0
      2002...........................................................  6.6-8.0
      2003...........................................................  6.0-6.1
      2004...........................................................  5.0-6.0
      2005...........................................................  5.0-5.1
      2006 and thereafter............................................  4.6-5.0

                              POLYMER GROUP, INC.

   A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage 1-Percentage
                                                    Point        Point
                                                   Increase     Decrease
                                                 ------------ ------------ ---
                                                      (In Thousands)
      Effect on total of service and interest
       cost components..........................     $ 51        $ (44)
      Effect on postretirement benefit
       obligation...............................      531         (452)

   The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $3.9, $3.5 and $2.9 million for 2000, 1999 and 1998, respectively.

                              POLYMER GROUP, INC.

Note 13. Segments and Geographic Information

   The Company discloses information about segments and geographic data in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Due to a change in the Company's internal reporting structure, continued product diversification and end market expansion, the Company changed its reportable segments during the first quarter of fiscal 2000 to Consumer and Industrial & Specialty and restated prior period segment information to reflect this change. Sales to P&G and J&J who each account for greater than 10% of the Company's sales, are reported primarily within the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating segment assets and certain costs is the percent of net sales method. Financial data by segment is as follows (in thousands):

                                                        Fiscal Year
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
      Net sales to unaffiliated customers
        Consumer............................. $  486,328 $  511,211 $  443,453
        Industrial and specialty.............    375,707    378,584    359,495
                                              ---------- ---------- ----------
                                              $  862,035 $  889,795 $  802,948
                                              ========== ========== ==========
      Operating income
        Consumer............................. $   62,191 $   94,046 $   62,847
        Industrial and specialty.............     22,372     26,179     42,708
                                              ---------- ---------- ----------
                                              $   84,563 $  120,225 $  105,555
                                              ========== ========== ==========
      Depreciation and amortization
        Consumer............................. $   43,499 $   37,083 $   35,229
        Industrial and specialty.............     28,766     29,463     24,096
                                              ---------- ---------- ----------
                                              $   72,265 $   66,546 $   59,325
                                              ========== ========== ==========
      Identifiable assets
        Consumer............................. $  767,866 $  783,893 $  638,911
        Industrial and specialty.............    652,197    585,948    560,475
        Corporate (1)........................     87,931     96,405     83,581
                                              ---------- ---------- ----------
          Total.............................. $1,507,994 $1,466,246 $1,282,967
                                              ========== ========== ==========
      Capital spending
        Consumer............................. $   48,530 $  109,158 $   49,758
        Industrial and specialty.............     37,492     80,838     40,338
                                              ---------- ---------- ----------
                                              $   86,022 $  189,996 $   90,096
                                              ========== ========== ==========

--------
(1) Consists primarily of cash, short-term investments, loan acquisition costs and other corporate related assets.

                              POLYMER GROUP, INC.

   Geographic data for the Company's operations are presented in the following table. Export sales from the Company's United States operations to unaffiliated customers approximated $95.8, $110.0 and $93.9 million during 2000, 1999 and 1998, respectively.

                                                        Fiscal Year
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                                       (In Thousands)
      Net sales to unaffiliated customers
        United States........................ $  471,666 $  490,039 $  467,836
        Canada...............................     98,152    106,253    104,518
        Europe...............................    202,699    241,669    186,656
        Asia.................................     18,081      8,302         --
        Latin America........................     71,437     43,532     43,938
                                              ---------- ---------- ----------
                                              $  862,035 $  889,795 $  802,948
                                              ========== ========== ==========
      Identifiable assets
        United States........................ $  924,022 $  908,306 $  801,791
        Canada...............................    154,254    155,208    154,070
        Europe...............................    239,202    262,137    240,004
        Asia.................................     42,104     50,101     10,425
        Latin America........................    148,412     90,494     76,677
                                              ---------- ---------- ----------
                                              $1,507,994 $1,466,246 $1,282,967
                                              ========== ========== ==========

Note 14. Quarterly Results of Operations (Unaudited)

                                            First    Second   Third     Fourth
                                           Quarter  Quarter  Quarter   Quarter
                                           -------- -------- --------  --------
                                             (In Thousands, Except Per Share
                                                          Data)
Fiscal year ended December 30, 2000
Net sales................................  $231,952 $223,801 $203,516  $202,766
Gross profit.............................    51,536   50,851   41,805    47,831
Income (loss) before extraordinary item..     2,137      679   (5,646)   (2,234)
Extraordinary item.......................        --      741       --        --
Net income (loss)........................     2,137    1,420   (5,646)   (2,234)
Net income (loss) per common share--basic
 and diluted:
Income (loss) before extraordinary item..  $   0.07 $   0.02 $  (0.18) $  (0.07)
Extraordinary item.......................        --     0.02       --        --
                                           -------- -------- --------  --------
Net income (loss) per common share--basic
 and diluted.............................  $   0.07 $   0.04 $  (0.18) $  (0.07)
                                           ======== ======== ========  ========
Fiscal year ended January 1, 2000
Net sales................................  $210,147 $223,819 $222,486  $233,343
Gross profit.............................    53,268   61,920   60,820    63,602
Net income...............................     5,832    8,645    8,203    10,760
Net income per common share--basic.......  $   0.18 $   0.27 $   0.26  $   0.34
Net income per common share--diluted.....  $   0.18 $   0.27 $   0.26  $   0.33

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

                              POLYMER GROUP, INC.

Note 15. Certain Matters

   From time to time, the Company enters into transactions whereby technology is licensed or made available to developmental partners within the industry. Amounts recognized for technology transfers during 2000 and 1998 were not material when compared to consolidated net sales. There were no technology transfers made during 1999. In addition, from time to time, the Company enters into transactions where strategic partners share in the achievement of initiatives designed to mitigate development and product qualification costs. Such amounts were not material when compared to consolidated cost of sales during 2000, 1999 or 1998.

   The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $1.7, $2.7 and $1.8 million in 2000, 1999 and 1998 respectively. The Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Annual rent expense relating to this lease approximated $0.2 million in 2000, 1999 and 1998. In addition, during 2000 the Company purchased equipment for approximately $0.3 million from an entity affiliated with the Company. The Company believes that the purchase price for this equipment was comparable to that which would have been paid to an unaffiliated third party.

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

Note 16. Subsequent Event


   On March 13, 2001, the Company announced that first quarter and fiscal year 2001 financial results were expected to be materially below previous expectations, and as a result, did not expect to be in compliance with its bank covenants.

   The factors that impacted 2000 results continue to have a negative impact on operations in 2001. Demand for certain high margin consumer products has not returned to forecasted levels resulting in certain specialized manufacturing assets remaining under utilized. In addition, the commercialization of certain APEX(R) programs has taken longer than anticipated. However, the Company currently expects the ramp-up of APEX(R) products to accelerate in the third and fourth fiscal quarters of 2001. Raw material prices have not declined as anticipated and soft demand has prevented the Company from passing along the increased raw material costs. However, the Company currently anticipates raw material pricing to stabilize during fiscal 2001. In addition, there continues to be pricing pressure and margin erosion within the spunmelt technologies. Finally, in addition to these factors which are a carry over from 2000, the Company is experiencing short-term order reductions and an unfavorable shift in product mix due to adjustments of certain customers. The Company currently expects demand for certain consumer products to accelerate during the third and fourth fiscal quarters of 2001.

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 to its Credit Facility, which waived the leverage covenant default that existed as of March 31, 2001. The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from incurring new indebtedness or creating certain liens, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations on or before August 15, 2001. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. However, there can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the existing default under the leverage covenant through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless the actions described above were completed. A failure by the Company to complete the actions described above in order to comply with the financial covenants under the Credit Facility including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

   The Company will evaluate any potential non-cash write-off of loan acquisition costs as a result of Amendment No. 6 prior to the end of the second fiscal quarter of 2001. At December 30, 2000, the net book value of loan acquisition costs related to the Company's Credit Facility was $10.8 million.

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

     (i) Report of Ernst & Young LLP, Independent Auditors.

     (ii) Consolidated Balance Sheets.

     (iii) Consolidated Statements of Operations.

     (iv) Consolidated Statements of Shareholders' Equity.

     (v) Consolidated Statements of Cash Flows.

     (vi) Notes to Consolidated Financial Statements.

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

Form 8-K

   The Company filed no reports on Form 8-K during the fourth quarter of 2000.

                              POLYMER GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

         COLUMN A             COLUMN B       COLUMN C        COLUMN D   COLUMN E
         --------           ------------ ----------------   ----------  --------
                                            ADDITIONS
                                         ----------------               Balance
                             Balance at  Charged to                      at End
                            Beginning of Costs and          Deductions     of
        Description            Period     Expenses  Other   (Describe)   Period
        -----------         ------------ ---------- -----   ----------  --------
Year ended December 30,
 2000
Allowance for doubtful
 accounts..................   $10,587        122      21      2,191(1)  $ 8,539
Valuation allowance for
 deferred tax assets.......   $ 9,996      5,081      --         --     $15,077
Year ended January 1, 2000
Allowance for doubtful
 accounts..................   $ 7,603      5,638      --      2,654(1)  $10,587
Valuation allowance for
 deferred tax assets.......   $ 4,848      5,148      --         --     $ 9,996
Year ended January 2, 1999
Allowance for doubtful
 accounts..................   $ 5,503      6,860     100(2)   4,860(1)  $ 7,603
Valuation allowance for
 deferred tax assets.......   $ 5,927         --      --      1,079(3)  $ 4,848
Restructuring costs........   $ 5,484         --      --      5,484(3)       --

--------
(1) Uncollectible accounts written-off and price concessions.
(2) Reserve established as part of business acquisition.
(3) Charges to reserve.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Polymer Group, Inc.

                                                   /s/ Jerry Zucker
                                          By:__________________________________
                                                       Jerry Zucker
                                                  Chairman, President and
                                                  Chief Executive Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 11, 2001.

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

 2.15    Master Separation Agreement, among Polymer Group, Inc., Galey &
         Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(3)*

 3.1(i)  Form of Amended and Restated Certificate of Incorporation of the
         Company.(4)

 3.1(ii) Certificate of Designation of the Company.(7)

 3.2     Amended and Restated By-laws of the Company.(4)

 4.1 Indenture dated as of July 1, 1997 among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(7)

 4.2     Forms of Series A and Series B 9% Senior Subordinated Notes due
         2007.(5)

 4.3     Form of Guarantee.(5)

 Exhibit
 Number                        Document Description
 -------                       --------------------                         ---
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

 10.2    Amendment No. 2, dated January 29, 1998, to the Amended,
         Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)

 10.3 Amendment No. 3, dated April 9, 1999, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(9)

 10.5    Amendment No. 4, dated March 30, 2000, the Amended, Restated and
         Consolidated Credit Agreement dated July 3, 1997 by and among
         Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent. (11)

 10.6    Amendment No. 5, dated August 10, 2000, the Amended, Restated
         and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.
         (13)

 11      Statement of Computation of Per Share Earnings.

 16 Letter of Deloitte & Touche regarding a change in certified accountants.(2)

 21      Subsidiaries of the Company.

 23      Consent of Ernst & Young LLP.

 99.1    Press release dated March 13, 2001.

--------
* Certain portions of the Agreement have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 13, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 3, 1998, for the fiscal year ended January 3, 1998.
(3) Incorporated by reference to the respective exhibit to the Company's Form 8-K/A, dated April 14, 1998.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424).
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-55863).
(6) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated May 19, 1998, for the fiscal quarter ended April 4, 1998.
(7) Incorporated by reference to the respective exhibits to the Company's Registration Statement on Form S-4 (Reg. No. 333-32605).
(8) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated November 14, 2000 for the fiscal quarter ended September 30, 2000.
(9) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 17, 1999 for the fiscal quarter ended July 3, 1999.
(10) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated May 15, 2000 for the fiscal quarter ended April 1, 2000.
(11) Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 14, 2000 for the fiscal quarter ended July 1, 2000.