Form 10-Q
period 2001-03-31
POLYMER GROUP INC
filed 2001-05-14
CIK 927417

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

   On April 25, 2001 there were 32,004,200 Common Shares, $.01 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  18

Part II. Other Information................................................  20

Signatures................................................................  21

Exhibit Index.............................................................  22

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                        March 31,   December 30,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and equivalents................................ $   31,207    $   12,276
  Short-term investments..............................     19,171        18,312
  Accounts receivable, net............................    137,094       136,746
  Inventories.........................................    127,026       122,751
  Other...............................................     49,778        50,972
                                                       ----------    ----------
    Total current assets..............................    364,276       341,057
Property, plant and equipment, net....................    837,209       858,338
Intangibles and loan acquisition costs, net...........    239,869       246,058
Other.................................................     66,090        62,541
                                                       ----------    ----------
    Total assets...................................... $1,507,444    $1,507,994
                                                       ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.................................... $   61,979    $   61,579
  Accrued liabilities and other.......................     48,599        56,856
  Short-term borrowings...............................     19,487        18,605
  Current portion of long-term debt...................      7,373        13,558
                                                       ----------    ----------
    Total current liabilities.........................    137,438       150,598
                                                       ----------    ----------
Long-term debt, less current portion..................  1,067,214     1,023,986
Deferred income taxes.................................     81,074        82,574
Other non-current liabilities.........................     23,368        24,601
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding.        --            --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,004,200 shares issued and
   outstanding at March 31, 2001 and December 30,
   2000...............................................        320           320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding.        --            --
  Additional paid-in capital..........................    243,722       243,722
  Retained earnings (deficit).........................    (12,959)        6,266
  Accumulated other comprehensive (loss)..............    (32,733)      (24,073)
                                                       ----------    ----------
                                                          198,350       226,235
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,507,444    $1,507,994
                                                       ==========    ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                                               Three Months
                                                                   Ended
                                                             ------------------
                                                              March
                                                               31,     April 1,
                                                               2001      2000
                                                             --------  --------
Net sales................................................... $201,256  $231,952
Cost of goods sold..........................................  170,194   180,416
                                                             --------  --------
Gross profit................................................   31,062    51,536
Selling, general and administrative expenses................   30,056    29,277
                                                             --------  --------
Operating income............................................    1,006    22,259
Other (income) expense:
  Interest expense, net.....................................   25,395    19,130
  Foreign currency and other................................    1,422      (158)
                                                             --------  --------
                                                               26,817    18,972
                                                             --------  --------
Income (loss) before income taxes...........................  (25,811)    3,287
Income taxes (benefit)......................................   (7,227)    1,150
                                                             --------  --------
      Net income (loss)..................................... $(18,584) $  2,137
                                                             ========  ========
Net income (loss) per common share:
  Basic:
    Average common shares outstanding.......................   32,004    32,003
    Net income (loss) per common share--basic............... $  (0.58) $   0.07
  Diluted:
    Average common shares outstanding.......................   32,004    32,148
    Net income (loss) per common share--diluted............. $  (0.58) $   0.07

Cash dividends per common share............................. $   0.02  $   0.02



                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                             March
                                                              31,     April 1,
                                                              2001      2000
                                                            --------  --------
Operating activities
  Net income (loss)........................................ $(18,584) $  2,137
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization expense..................   20,103    18,020
    Foreign currency and other.............................    1,422      (158)
  Changes in operating assets and liabilities, net of
   effects of business acquisition:
    Accounts receivable....................................     (348)   (4,831)
    Inventories............................................   (4,275)    1,587
    Accounts payable and accrued expenses..................   (4,940)  (32,944)
  Other, net...............................................   (4,404)   (7,847)
                                                            --------  --------
      Net cash (used in) operating activities..............  (11,026)  (24,036)
                                                            --------  --------
Investing activities
  Purchases of property, plant and equipment...............   (6,615)  (35,573)
  Other, net...............................................      --     (1,294)
                                                            --------  --------
      Net cash (used in) investing activities..............   (6,615)  (36,867)
                                                            --------  --------
Financing activities
  Proceeds from debt.......................................   49,206    49,600
  Payment of debt..........................................  (10,297)  (17,041)
  Dividends to shareholders................................     (640)     (640)
  Exercise of stock options................................      --         34
                                                            --------  --------
      Net cash provided by financing activities............   38,269    31,953
                                                            --------  --------
Effect of exchange rate changes on cash....................   (1,697)    3,297
                                                            --------  --------
Net increase (decrease) in cash and equivalents............   18,931   (25,653)
Cash and equivalents at beginning of period................   12,276    37,180
                                                            --------  --------
Cash and equivalents at end of period...................... $ 31,207  $ 11,527
                                                            ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information which contemplates that the Company will continue operations, realize assets and satisfy liabilities in the ordinary course of business. The Company incurred a net loss of $18.6 million for the first quarter of 2001 and expects such losses to continue over the 2001 fiscal year. As a result of the anticipated operating results for fiscal year 2001 the Company obtained an amendment to its Credit Facility dated April 11, 2001. See
Note 8, "Subsequent Events" for additional information surrounding the amendment and financial position of the Company. The Company believes that its available cash and cash equivalents and short-term investments of $50.4 million at March 31, 2001, cash expected to be generated by operations during 2001 and availability under its Credit Facility, as amended, will be adequate to fund planned operations through and including December 29, 2001.

   The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2001 contains summarized information; as a result, such data does not include the same detail provided in the 2000 Annual Report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for fiscal 2001.

   Reclassifications: Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to the current classification.

   Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Adopted Accounting Standards: In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, which the Company adopted effective December 31, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The adoption of FAS 133 as of the beginning of fiscal year 2001 had no material impact on the financial condition and operating results of the Company.

   Revenue Recognition: Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned. The application of SAB 101 has had no material impact on the financial condition and operating results of the Company.

                              POLYMER GROUP, INC.

   Foreign Currency Translation: The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at quarter-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                         March 31,  December 30,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)
      Finished goods...................................  $ 60,319     $ 60,931
      Work in process..................................    20,277       19,020
      Raw materials....................................    46,430       42,800
                                                         --------     --------
        Total..........................................  $127,026     $122,751
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

                              POLYMER GROUP, INC.

Note 4. Debt

   Short-term borrowings amounted to approximately $19.5 million and $18.6 million at March 31, 2001 and December 30, 2000, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Long-term debt as of March 31, 2001 and December 30, 2000, consists of the following (in thousands):

                                                       March 31,  December 30,
                                                         2001         2000
                                                      ----------- ------------
                                                      (Unaudited)
      Senior subordinated notes, net of unamortized
       debt discount, due July 2007.................. $  390,336   $  390,196
      Senior subordinated notes, due March 2008......    196,500      196,500
      Revolving credit facility, due June 2003.......    199,392      155,042
      Term loans, including current portion, due
       December 2005 and 2006........................    270,540      270,540
      Other..........................................     17,819       25,266
                                                      ----------   ----------
                                                      $1,074,587   $1,037,544
                                                      ==========   ==========

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 to the Credit Facility ("Amendment No. 6"). See Note 8. "Subsequent Events" for additional discussion surrounding Amendment No. 6.

                              POLYMER GROUP, INC.

Note 5. Selected Financial Data of Guarantors

   Payment of the Company's senior subordinated notes are guaranteed jointly and severally on a senior subordinated basis by certain of the Company's subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

         Condensed Consolidating Selected Balance Sheet Financial Data
                             As of March 31, 2001

                           Combined     Combined
                          Guarantor   Non-Guarantor    The      Reclassifications
                         Subsidiaries Subsidiaries   Company    and Eliminations  Consolidated
                         ------------ ------------- ----------  ----------------- ------------
Working capital.........  $  114,160    $110,513    $   (9,750)    $    11,915     $  226,838
Total assets............   2,233,388     699,480     1,170,536      (2,595,960)     1,507,444
Total debt..............       1,707      37,961     1,054,406             --       1,094,074
Shareholders' equity....   1,120,151     326,311        49,628      (1,297,740)       198,350

         Condensed Consolidating Selected Balance Sheet Financial Data
                            As of December 30, 2000

                           Combined     Combined
                          Guarantor   Non-Guarantor    The      Reclassifications
                         Subsidiaries Subsidiaries   Company    and Eliminations  Consolidated
                         ------------ ------------- ----------  ----------------- ------------
Working capital.........  $  111,224    $109,561    $  (30,136)    $      (190)    $  190,459
Total assets............   2,429,778     599,983     1,152,546      (2,674,313)     1,507,994
Total debt..............       1,749      43,975     1,010,425             --       1,056,149
Shareholders' equity....   1,299,170     224,827        65,156      (1,362,918)       226,235

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Three Months Ended March 31, 2001

                            Combined     Combined              Reclassifica-
                           Guarantor   Non-Guarantor   The       tions and
                          Subsidiaries Subsidiaries  Company   Eliminations  Consolidated
                          ------------ ------------- --------  ------------- ------------
Net sales...............    $111,134      $96,656    $    --      $(6,534)     $201,256
Operating income (loss).      (7,781)       9,110        (286)        (37)        1,006
Interest expense, income
 taxes and other, net...      (9,030)       8,936      18,298       1,386        19,590
Net income (loss).......       1,249          174     (18,584)     (1,423)      (18,584)

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                   For the Three Months Ended April 1, 2000

                            Combined     Combined             Reclassifica-
                           Guarantor   Non-Guarantor   The      tions and
                          Subsidiaries Subsidiaries  Company  Eliminations  Consolidated
                          ------------ ------------- -------  ------------- ------------
Net sales...............    $136,235     $105,812    $  --      $(10,095)     $231,952
Operating income........       7,692       13,570       470          527        22,259
Interest expense, income
 taxes and other, net...      (7,088)       8,289    (1,667)      20,588        20,122
Net income..............      14,780        5,281     2,137      (20,061)        2,137

Note 6. Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income
(loss). The Company's comprehensive (loss) approximated $(27.2) million and $(3.5) million for the three months ended March 31, 2001 and April 1, 2000, respectively.

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

                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  April 1,
                                                              2001       2000
                                                            ---------  --------
   Net sales to unaffiliated customers:
     Consumer.............................................. $ 112,148  $133,977
     Industrial and Specialty..............................    89,108    97,975
                                                            ---------  --------
                                                            $ 201,256  $231,952
                                                            =========  ========
   Operating income (loss):
     Consumer.............................................. $   4,397  $ 18,621
     Industrial and Specialty..............................    (3,391)    3,638
                                                            ---------  --------
                                                            $   1,006  $ 22,259
                                                            =========  ========

                                                         March 31,  December 30,
                                                            2001        2000
                                                         ---------- ------------
   Identifiable assets:
     Consumer........................................... $  780,987  $  767,866
     Industrial and Specialty...........................    620,538     652,197
     Corporate(1).......................................    105,919      87,931
                                                         ----------  ----------
                                                         $1,507,444  $1,507,994
                                                         ==========  ==========

--------
(1) Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 8. Subsequent Events

   On March 13, 2001, the Company announced that first quarter and fiscal year 2001 financial results were expected to be materially below previous expectations, and as a result, did not expect to be in compliance with its bank covenants. On April 11, 2001, the Company entered into Amendment No.6 dated as of April 11, 2001 to its Credit Facility which waived the leverage covenant default that existed as of March 31, 2001. The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together

                              POLYMER GROUP, INC.

with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations on or before August 15, 2001. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. However, there can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the existing default under the leverage covenant existing on March 31, 2001 through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless the actions described above were completed. A failure by the Company to complete the actions described above in order to comply with the financial covenants under the Credit Facility including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

   The Company will evaluate any potential non-cash write off of loan acquisition costs as a result of Amendment No. 6 prior to the end of the second fiscal quarter of 2001. At March 31, 2000, the net book value of loan acquisition costs related to the Company's Credit Facility was $10.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

Results of Operations

   The following table sets forth the percentage relationships to net sales of certain income statement items.

                                                              Three Months Ended
                                                              ------------------
                                                              March 31, April 1,
                                                                2001      2000
                                                              --------- --------
Net sales by product category:
  Consumer...................................................    55.7 %   57.8%
  Industrial and Specialty...................................    44.3     42.2
                                                                -----    -----
                                                                100.0    100.0
Cost of goods sold:
  Material...................................................    44.1     39.5
  Labor......................................................     8.9      9.3
  Overhead...................................................    31.6     29.0
                                                                -----    -----
                                                                 84.6     77.8
                                                                -----    -----
  Gross profit...............................................    15.4     22.2
Selling, general and administrative expenses.................    14.9     12.6
                                                                -----    -----
Operating income.............................................     0.5      9.6
Other (income) expense
  Interest expense, net......................................    12.6      8.2
  Foreign currency and other.................................     0.7      --
                                                                -----    -----
                                                                 13.3      8.2
Income (loss) before income taxes (benefit)..................   (12.8)     1.4
Income taxes (benefit).......................................    (3.6)     0.5
                                                                -----    -----
Net income (loss)............................................    (9.2)%    0.9%
                                                                =====    =====

Comparison of Three Months Ended March 31, 2001 and April 1, 2000

   The following table sets forth components of the Company's net sales and operating income (loss) by segment for the three months ended March 31, 2001 and the corresponding decrease over the comparable period in the prior year:

                                        Three Months Ended
                                        -------------------
                                        March 31,  April 1,                %
                                          2001       2000   (Decrease) (Decrease)
                                        ---------  -------- ---------- ----------
                                          (In Thousands, Except Percent Data)
      Net sales:
        Consumer....................... $112,148   $133,977  $(21,829)    (16.3)%
        Industrial and Specialty.......   89,108     97,975    (8,867)     (9.1)
                                        --------   --------  --------
                                        $201,256   $231,952  $(30,696)    (13.2)
                                        ========   ========  ========
      Operating income (loss):
        Consumer....................... $  4,397   $ 18,621  $(14,224)    (76.4)%
        Industrial and Specialty.......   (3,391)     3,638    (7,029)   (193.2)
                                        --------   --------  --------
                                        $  1,006   $ 22,259  $(21,253)    (95.5)
                                        ========   ========  ========

Net Sales

   Consolidated net sales were approximately $201.3 million for the first quarter of fiscal 2001, a decrease of $(30.7) million or (13.2)% over first quarter 2000 consolidated net sales of $232.0 million. The decrease in net sales was due primarily to lower sales volume of $24.4 million which is discussed in more detail below. Foreign currency had a negative impact on net sales of $5.5 million and pricing pressure and product mix issues resulted in a decline in sales of $0.8 million.

   Consumer segment net sales were $112.1 million for the first quarter 2001 compared to $134.0 million for the first quarter of 2000, a decrease of $(21.8) million or (16.3)%. The decrease in sales was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to anticipated sales levels, (2) competitive pricing pressure within the spunmelt technology resulted in lower selling prices than anticipated, (3) lower sales to certain consumer products customers and (4) certain foreign currencies, predominantly in Europe, Canada and Turkey, were weaker against the U.S. dollar in the first quarter of 2001 versus the first quarter of 2000.

   Industrial and Specialty segment sales were $89.1 million for the first quarter of 2001 compared to $98.0 million for the first quarter of 2000, a decrease of $(8.9) million or (9.1)%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX(R) technology have resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe, Canada and Turkey, against the U.S. dollar in the first quarter of 2001 verus the first quarter of 2000.

Operating Income

   Consolidated operating income was $1.0 million for the first quarter of fiscal 2001, a decrease of $(21.3) million or (95.5)% over first quarter 2000 consolidated operating income of $22.3 million.

   Consumer segment operating income was $4.4 million for the first quarter of 2001 compared to $18.6 million for the first quarter of 2000, a decrease of $(14.2) million or (76.4)%. The decrease in operating income was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to anticipated sales levels, (2) competitive pricing pressure within the spunmelt technology resulted in lower selling prices than anticipated, (3) lower sales to certain consumer products customers, (4) certain foreign currencies, predominantly in Europe, Canada and Turkey, were weaker against the U.S. dollar in the first quarter of 2001 versus the first quarter of 2000,
(5) raw material prices continued to increase, (6) higher energy and distribution costs and (7) increased new program development costs, excluding APEX(R).

   Industrial and Specialty segment operating loss was $(3.4) million for the first quarter of 2001 compared to operating income of $3.6 million for the first quarter of 2000, a decrease of $(7.0) million or (193.2)%. The decrease in operating income was a factor of the following: (1) the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices, (2) longer than anticipated commercialization periods for new products developed using the APEX(R) technology resulted in delayed sales and increased start-up and commercialization costs, (3) certain foreign currencies, predominantly in Europe, Canada and Turkey, were weaker against the U.S. dollar in the first quarter of 2001 versus the first quarter of 2000, (4) raw material prices continued to increase, (5) higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

Interest Expense and Other

   Interest expense increased $6.3 million, from $19.1 million in the first quarter of 2000 to $25.4 million in the first quarter of 2001. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines during fiscal year 2000, and an increase in interest rates resulting from higher outstanding debt balances.

   Foreign currency losses were approximately $1.4 million during the first quarter of 2001 compared to gains of approximately $0.2 million during the first quarter of 2000.

Income Taxes (Benefit)

   The Company recorded an income tax benefit of approximately $7.3 million for the first quarter of 2001, representing an effective tax benefit rate of 28.0%. During the first quarter of 2000, the Company provided for income taxes of $1.2 million, representing an effective tax rate of 35.0%.

Net Income (Loss)
   Net income decreased $(20.7) million from $2.1 million, or $.07 per diluted share, during the first quarter of 2000 to a net loss of $(18.6) million, or $(.58) per diluted share, during the first quarter of 2001 as a result of the above mentioned factors.

Liquidity and Capital Resources

                                                       March 31,   December 30,
                                                          2001         2000
                                                       ----------  ------------
                                                           (In Thousands)
      Balance sheet data:
        Cash and equivalents and short-term
         investments.................................. $   50,378   $   30,588
        Working capital...............................    226,838      190,459
        Total assets..................................  1,507,444    1,507,994
        Total debt....................................  1,094,074    1,056,149
        Shareholders' equity..........................    198,350      226,235
                                                         Three Months Ended
                                                       ------------------------
                                                       March 31,     April 1,
                                                          2001         2000
                                                       ----------  ------------
                                                           (In Thousands)
      Cash flow data:
        Net cash (used in) operating activities....... $  (11,026)  $  (24,036)
        Net cash (used in) investing activities.......     (6,615)     (36,867)
        Net cash provided by financing activities.....     38,269       31,953

Operating Activities

   During the first quarter of 2001, the Company's cash used in operating activities was $11.0 million compared to cash used in operating activities of $24.0 million during the first quarter of 2000.

   The Company had cash and equivalents and short-term investments of $50.4 million at March 31, 2001 as compared to $30.6 million at December 30, 2000, an increase of $19.8 million. Cash used in operating activities during the three months ended March 31, 2001 approximated $11.0 million as a result of lower operating earnings and higher working capital requirements offset by borrowings under the Company's Credit Facility.

   Consolidated working capital was $226.8 million at March 31, 2001 as compared to $190.5 million at December 30, 2000 representing an increase of $36.3 million. The working capital increase during the quarter ended March 31, 2001 resulted from higher cash and inventory coupled with lower accrued and other liabilities, including current portion of long-term debt. Accounts receivable on March 31, 2001 were $137.1 million, up slightly from accounts receivable at December 30, 2000 of $136.7 million. Accounts receivable represented 60 days of sales outstanding at March 31, 2001, up slightly from 58 days at December 30, 2000. Inventories on March 31, 2001 were $127.0 million as compared to $122.8 million on December 30, 2000, an increase of $4.3 million, or approximately 3.5%. The increase in inventories over fiscal year end resulted primarily from higher work in process and raw material balances at March 31, 2001. Accrued and other liabilities decreased $8.3 million from $56.9 million at December 30, 2000 to $48.6 million at March 31, 2001 due primarily to the timing of senior subordinated note interest payments.

Investing and Financing Activities

   Capital expenditures for the three months ended March 31, 2001 totaled $6.6 million, a decrease of $29.0 million from capital spending of $35.6 million during the same period in 2000. The Company anticipates capital expenditures in fiscal 2001 to be in the range of $30.0 million to $35.0 million.

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 to its Credit Facility ("Amendment No. 6"). The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations on or before August 15, 2001. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. However, there can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the existing default under the leverage covenant existing on March 31, 2001 through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless the actions described above were completed. A failure by the Company to complete the actions described above in order to comply with the financial covenants under the Credit Facility including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

   The Company will evaluate any potential non-cash write off of loan acquisition costs as a result of Amendment No. 6 prior to the end of the second fiscal quarter of 2001. At March 31, 2000, the net book value of loan acquisition costs related to the Company's Credit Facility was $10.4 million.

   Net cash provided by financing activities for the three months ended March 31, 2001 totaled $38.3 million as a result of borrowings under the Company's Credit Facility to support working capital requirements and finance capital expenditures.

   The Company currently believes that based on current levels of operations, its cash from operations, together with potential asset sales and other available sources of liquidity (including but not limited to borrowings under the Credit Facility) will be adequate through the end of fiscal 2001 to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of March 31, 2001, the Company's availability under its Credit Facility, including cash and equivalents and short-term investments, approximated $93.5 million.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. For a discussion of certain raw material price increases during the quarter ended March 31, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks."

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the quarter ended March 31, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Exchange Rate Risk."

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   The Credit Facility permits the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. At March 31, 2001, the Company had borrowings under the Credit Facility of $469.9 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.7 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at March 31, 2001 was approximately $287.2 million, which was less than its carrying value by approximately $303.1 million. A 100 basis points decrease in the prevailing interest rates at March 31, 2001 would result in an increase in the fair value of fixed rate debt by approximately $11.2 million. A 100 basis points increase in the prevailing interest rates at March 31, 2001 would result in a decrease in fair value of total fixed rate debt by approximately $10.6 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first quarter of 2001 certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, Canada and Turkey, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   For the quarter ending March 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $0.9 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During 2000 raw material prices as a percentage of sales increased significantly from 37.9% of sales in 1999 to 41.0% of sales in 2000. This trend continued in the first quarter of 2001 resulting in material prices increasing to 44.1% of sales. The increase in raw material cost has had a significant negative impact on operating income because the increase could not be passed on to customers. As in fiscal 2000 and the first quarter of 2001, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Safe Harbor Statement under the Private Securities Litigation Act of 1995

   This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

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

Reports on Form 8-K

   On April 16, 2001, the Company issued a press release which was filed on Form 8-K, announcing that the Company amended its $600 million senior bank credit facility effective April 11, 2001.

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

May 14, 2001

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 -------                          --------------------
  10.1   Amendment No. 6, dated April 11, 2001, to the Amended, Restated and
         Consolidated Credit Agreement dated July 3, 1997 by and among Polymer
         Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent. (1)


  11     Statement of Computation of Per Share Earnings.


  99.1   Press release dated March 13, 2001. (2)


  99.2   Press release dated April 16, 2001. (1)

--------
(1) Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated April 16, 2000.
(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 11, 2001, for the fiscal year ended December 30, 2000.