Form 10-Q
period 2001-06-30
POLYMER GROUP INC
filed 2001-08-14
CIK 927417

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

                 For the quarterly period ended June 30, 2001

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

   On August 2, 2001 there were 32,004,200 Common Shares, $.01 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I. Financial Information.............................................   3

  Item 1. Financial Statements............................................   3

  Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  19

Part II. Other Information................................................  22

Signatures................................................................  23

Exhibit Index.............................................................  24

                         PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                        June 30,    December 30,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and equivalents................................ $   30,769    $   12,276
  Short-term investments..............................     19,091        18,312
  Accounts receivable, net............................    145,661       136,746
  Inventories.........................................    116,579       122,751
  Other...............................................     57,108        50,972
                                                       ----------    ----------
    Total current assets..............................    369,208       341,057
Property, plant and equipment, net....................    820,887       858,338
Intangibles and loan acquisition costs, net...........    240,251       246,058
Other.................................................     67,281        62,541
                                                       ----------    ----------
    Total assets...................................... $1,497,627    $1,507,994
                                                       ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.................................... $   62,541    $   61,579
  Accrued liabilities and other.......................     61,728        56,856
  Short-term borrowings...............................     13,263        18,605
  Current portion of long-term debt...................      9,805        13,558
                                                       ----------    ----------
    Total current liabilities.........................    147,337       150,598
                                                       ----------    ----------
Long-term debt, less current portion..................  1,062,952     1,023,986
Deferred income taxes.................................     80,617        82,574
Other non-current liabilities.........................     23,539        24,601
Shareholders' equity:
  Series preferred stock--$.01 par value, 10,000,000
   shares authorized, 0 shares issued and outstanding.        --            --
  Common stock--$.01 par value, 100,000,000 shares
   authorized, 32,004,200 shares issued and
   outstanding at June 30, 2001 and December 30, 2000.        320           320
  Non-voting common stock--$.01 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding.        --            --
  Additional paid-in capital..........................    243,722       243,722
  Retained earnings (deficit).........................    (25,994)        6,266
  Accumulated other comprehensive (loss)..............    (34,866)      (24,073)
                                                       ----------    ----------
                                                          183,182       226,235
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,497,627    $1,507,994
                                                       ==========    ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                            Three Months
                                                Ended        Six Months Ended
                                          ------------------ ------------------
                                          June 30,  July 1,  June 30,  July 1,
                                            2001      2000     2001      2000
                                          --------  -------- --------  --------
Net sales...............................  $214,387  $223,801 $415,643  $455,753
Cost of goods sold......................   178,050   172,950  348,244   353,366
                                          --------  -------- --------  --------
Gross profit............................    36,337    50,851   67,399   102,387
Selling, general and administrative
 expenses...............................    26,824    27,243   56,880    56,520
Plant realignment costs.................     1,660       --     1,660       --
                                          --------  -------- --------  --------
Operating income........................     7,853    23,608    8,859    45,867
Other (income) expense:
  Interest expense, net.................    25,316    22,441   50,711    41,571
  Foreign currency and other............       641       121    2,063       (37)
                                          --------  -------- --------  --------
                                            25,957    22,562   52,774    41,534
                                          --------  -------- --------  --------
Income (loss) before income taxes and
 extraordinary item.....................   (18,104)    1,046  (43,915)    4,333
Income taxes (benefit)..................    (5,069)      367  (12,296)    1,517
                                          --------  -------- --------  --------
Income (loss) before extraordinary item.   (13,035)      679  (31,619)    2,816
Extraordinary item, net of taxes of
 $399...................................       --        741      --        741
                                          --------  -------- --------  --------
      Net income (loss).................  $(13,035) $  1,420 $(31,619) $  3,557
                                          ========  ======== ========  ========
Net income (loss) per common share:
  Basic:
    Average common shares outstanding...    32,004    32,004   32,004    32,003
    Income (loss) before extraordinary
     item...............................  $  (0.41) $   0.02 $  (0.99) $   0.09
    Extraordinary item, net of tax......       --       0.02      --       0.02
                                          --------  -------- --------  --------
    Net income (loss) per common share..  $  (0.41) $   0.04 $  (0.99) $   0.11
                                          ========  ======== ========  ========
  Diluted:
    Average common shares outstanding...    32,004    32,004   32,004    32,076
    Income (loss) before extraordinary
     item...............................  $  (0.41) $   0.02 $  (0.99) $   0.09
    Extraordinary item, net of tax......       --       0.02      --       0.02
                                          --------  -------- --------  --------
    Net income (loss) per common share..  $  (0.41) $   0.04 $  (0.99) $   0.11
                                          ========  ======== ========  ========
Cash dividends per common share.........  $    --   $   0.02 $   0.02  $   0.04
                                          ========  ======== ========  ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                            Six Months Ended
                                                           -------------------
                                                           June 30,   July 1,
                                                             2001      2000
                                                           --------  ---------
Operating activities
  Net income (loss)....................................... $(31,619) $   3,557
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Extraordinary item....................................      --        (741)
    Depreciation and amortization expense.................   39,970     35,985
    Foreign currency and other............................    2,063        (37)
  Changes in operating assets and liabilities:
    Accounts receivable...................................   (8,915)    (9,979)
    Inventories...........................................    6,172        418
    Accounts payable and accrued expenses.................    8,752    (11,700)
  Other, net..............................................  (11,019)    (1,037)
                                                           --------  ---------
      Net cash provided by operating activities...........    5,404     16,466
                                                           --------  ---------
Investing activities
  Purchases of property, plant and equipment..............  (11,865)   (60,092)
  Other, net..............................................      --       2,148
                                                           --------  ---------
      Net cash (used in) investing activities.............  (11,865)   (57,944)
                                                           --------  ---------
Financing activities
  Proceeds from debt......................................   52,024    171,211
  Payment of debt.........................................  (20,626)  (157,479)
  Dividends to shareholders...............................     (640)    (1,280)
  Exercise of stock options...............................      --          34
  Loan acquisition costs and other, net...................   (4,732)    (3,083)
                                                           --------  ---------
      Net cash provided by financing activities...........   26,026      9,403
                                                           --------  ---------
Effect of exchange rate changes on cash...................   (1,072)      (517)
                                                           --------  ---------
Net increase (decrease) in cash and equivalents...........   18,493    (32,592)
Cash and equivalents at beginning of period...............   12,276     37,180
                                                           --------  ---------
Cash and equivalents at end of period..................... $ 30,769  $   4,588
                                                           ========  =========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information which contemplates that the Company will continue operations, realize assets and satisfy liabilities in the ordinary course of business. The Company incurred a net loss of $31.6 million for the first six months of 2001 and expects losses in the third and fourth quarters of 2001. As a result of the anticipated operating results for fiscal year 2001 the Company obtained an amendment to its Credit Facility dated April 11, 2001. See "Note
4. Debt" for additional information surrounding the amendment and financial position of the Company. The Company believes that its available cash and cash equivalents and short-term investments of $49.9 million at June 30, 2001, cash expected to be generated by operations during 2001 and availability under its Credit Facility, as amended, will be adequate to fund planned operations through and including December 29, 2001.

   The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of June 30, 2001 contains summarized information; as a result, such data does not include the same detail provided in the 2000 Annual Report. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for fiscal 2001.

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

   Derivative Instruments and Hedging Activities: In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, which the Company adopted effective December 31, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The adoption of FAS 133 as of the beginning of fiscal year 2001 had no material impact on the financial condition and operating results of the Company.

   Goodwill and Other Intangible Assets: In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be

                              POLYMER GROUP, INC.

effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill amounts to approximately $1.4 million per quarter, and amortization of other intangibles is approximately $1.1 million per quarter.

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

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                                                         June 30,   December 30,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)
      Finished goods...................................  $ 51,251     $ 60,931
      Work in process..................................    22,122       19,020
      Raw materials....................................    43,206       42,800
                                                         --------     --------
        Total..........................................  $116,579     $122,751
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

Note 4. Debt

   Short-term borrowings amounted to approximately $13.3 million and $18.6 million at June 30, 2001 and December 30, 2000, respectively. These amounts are composed of U.S. loans and local

                              POLYMER GROUP, INC.

borrowings, principally by international subsidiaries. Long-term debt as of June 30, 2001 and December 30, 2000, consists of the following (in thousands):

                                                        June 30,   December 30,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
      Senior subordinated notes, net of unamortized
       debt discount of $4,523 at June 30, 2001 and
       $4,804 at December 30, 2000, due July 2007.....  $ 390,477    $ 390,196
      Senior subordinated notes, due March 2008.......    196,500      196,500
      Revolving credit facility, due June 2003........    199,556      155,042
      Term loans, including current portion, due
       December 2005 and 2006.........................    269,300      270,540
      Other...........................................     16,924       25,266
                                                       ----------   ----------
                                                       $1,072,757   $1,037,544
                                                       ==========   ==========

   On April 11, 2001, the Company entered into Amendment No.6 dated as of April 11, 2001 to its Credit Facility ("Amendment No. 6") which waived the leverage covenant default that existed as of March 31, 2001. The amendment modifies the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. Currently the Company has not completed any of the above transactions and anticipates certain transactions to be finalized during the third and fourth quarters of 2001. As a result, the Company anticipates paying on August 15, 2001 the fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the Company anticipates the interest rate on its outstanding senior debt to increase by 50 basis points. There can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the default under the leverage covenant which existed on March 31, 2001 through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless certain of the actions described above were completed. A failure by the Company to complete the actions described above in order to comply with the financial covenants under the Credit Facility including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

                              POLYMER GROUP, INC.

   As a result of Amendment No. 6 the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements." At June 30, 2001, the net book value of loan acquisition costs related to the Company's Credit Facility was $14.0 million. The Company incurred approximately $4.7 million in loan acquisition costs pursuant to Amendment No. 6 during the second quarter of 2001.

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

         Condensed Consolidating Selected Balance Sheet Financial Data
                              As of June 30, 2001

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The      Reclassifications
                          Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                          ------------ ------------ ----------  ----------------- ------------
Working capital.........   $  118,688    $111,789   $  (17,925)    $     9,319     $  221,871
Total assets............    2,217,354     687,810    1,163,349      (2,570,886)     1,497,627
Total debt..............        1,666      36,184    1,048,170             --       1,086,020
Shareholders' equity....    1,121,915     326,677       37,278      (1,302,688)       183,182

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

    Condensed Consolidating Statement of Operations Selected Financial Data
                    For the Six Months Ended June 30, 2001

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The      Reclassifications
                          Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                          ------------ ------------ ----------  ----------------- ------------
Net sales...............   $  230,189    $200,748   $      --      $   (15,294)    $  415,643
Operating income (loss).      (12,280)     20,898         (140)            381          8,859
Interest expense, income
 taxes and other, net...     (17,143)      17,720       31,479           8,422         40,478
Net income (loss).......        4,863       3,178      (31,619)         (8,041)       (31,619)

                              POLYMER GROUP, INC.

    Condensed Consolidating Statement of Operations Selected Financial Data
                     For the Six Months Ended July 1, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor     The    Reclassifications
                          Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                          ------------ ------------ -------  ----------------- ------------
Net sales...............    $269,180     $197,623   $  --        $(11,050)       $455,753
Operating income........      15,840       29,920      152            (45)         45,867
Interest expense, income
 taxes and other, net...      (2,724)      18,849   (3,405)        29,590          42,310
Net income..............      18,564       11,071    3,557        (29,635)          3,557

Note 6. Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income
(loss). The Company's comprehensive loss, net of taxes, approximated $(15.2) million and $(3.4) million for the three months ended June 30, 2001 and July 1, 2000, respectively. Year to date comprehensive loss, net of taxes, approximated $(42.4) million in 2001 and $(6.8) million in 2000

Note 7. Segment Information

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

                                            Three Months
                                                Ended        Six Months Ended
                                          ------------------ ------------------
                                          June 30,  July 1,  June 30,  July 1,
                                            2001      2000     2001      2000
                                          --------  -------- --------  --------
   Net sales to unaffiliated customers:
     Consumer............................ $119,382  $127,714 $231,530  $261,691
     Industrial and Specialty............   95,005    96,087  184,113   194,062
                                          --------  -------- --------  --------
                                          $214,387  $223,801 $415,643  $455,753
                                          ========  ======== ========  ========
   Operating income (loss):
     Consumer............................ $  8,049  $ 18,426 $ 12,446  $ 37,047
     Industrial and Specialty............    1,464     5,182   (1,927)    8,820
                                          --------  -------- --------  --------
     Operating income before plant
      realignment costs..................    9,513    23,608   10,519    45,867
     Plant realignment costs.............   (1,660)      --    (1,660)      --
                                          --------  -------- --------  --------
                                           $ 7,853  $ 23,608 $  8,859  $ 45,867
                                          ========  ======== ========  ========

                              POLYMER GROUP, INC.

                                                          June 30,  December 30,
                                                            2001        2000
                                                         ---------- ------------
      Identifiable assets:
        Consumer........................................ $  773,146  $  767,866
        Industrial and Specialty........................    614,806     652,197
        Corporate(1)....................................    109,675      87,931
                                                         ----------  ----------
                                                         $1,497,627  $1,507,994
                                                         ==========  ==========

--------
(1) Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 8. Other Matters

   During the second quarter of 2001, the Company initiated a plan to realign certain of its operations by redirecting production output within certain technologies in order to enhance operating efficiencies. The headcount reduction related to this plan was approximately 90 employees. As a result of this realignment, the Company recorded a pre-tax charge, consisting of employee separation costs, of approximately $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001 in accordance with the Emerging Issues Tasks Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The following represents the plant realignment accrual as of June 30, 2001 and the changes in the accrual during the three months ended June 30, 2001 (in thousands):

                                                                      June 30,
                                                                        2001
                                                                     -----------
                                                                     (Unaudited)
      Balance accrued during second quarter.........................   $1,660
      Cash payments.................................................     (279)
                                                                       ------
        Accrual balance on June 30, 2001............................   $1,381
                                                                       ======

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

                                             Three Months
                                                Ended        Six Months Ended
                                           ----------------- -----------------
                                           June 30,  July 1, June 30,  July 1,
                                             2001     2000     2001     2000
                                           --------  ------- --------  -------
Net sales by product category:
  Consumer................................   55.7%     57.1%   55.7%     57.4%
  Industrial and Specialty................   44.3      42.9    44.3      42.6
                                            -----     -----   -----     -----
                                            100.0     100.0   100.0     100.0
Cost of goods sold:
  Material................................   44.5      41.1    44.3      40.4
  Labor...................................    8.7       8.5     8.8       8.9
  Overhead................................   29.9      27.7    30.7      28.3
                                            -----     -----   -----     -----
                                             83.1      77.3    83.8      77.6
                                            -----     -----   -----     -----
  Gross profit............................   16.9      22.7    16.2      22.2
Selling, general and administrative
 expenses.................................   12.5      12.2    13.7      12.4
Plant realignment costs...................    0.8       --      0.4       --
                                            -----     -----   -----     -----
Operating income..........................    3.6      10.5     2.1      10.0
Other (income) expense
  Interest expense, net...................   11.8      10.0    12.2       9.1
  Foreign currency and other..............    0.3       --      0.5       --
                                            -----     -----   -----     -----
                                             12.1      10.0    12.7       9.1
Income (loss) before income taxes
 (benefit) and extraordinary item            (8.5)      0.5   (10.6)      0.9
Income taxes (benefit)....................   (2.4)      0.2    (3.0)      0.3
                                            -----     -----   -----     -----
Income (loss) before extraordinary item...   (6.1)      0.3    (7.6)      0.6
Extraordinary item, net of taxes..........    --        0.3     --        0.2
                                            -----     -----   -----     -----
Net income (loss).........................   (6.1)%     0.6%   (7.6)%     0.8%
                                            =====     =====   =====     =====

Comparison of Three Months Ended June 30, 2001 and July 1, 2000

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended June 30, 2001 and the corresponding decrease over the comparable period in the prior year:

                                         Three Months
                                             Ended
                                       ------------------
                                       June 30,  July 1,                 %
                                         2001      2000   (Decrease) (Decrease)
                                       --------  -------- ---------- ----------
                                         (In Thousands, Except Percent Data)
      Net sales:
        Consumer...................... $119,382  $127,714  $ (8,332)    (6.5)%
        Industrial and Specialty......   95,005    96,087    (1,082)    (1.1)
                                       --------  --------  --------
                                       $214,387  $223,801  $ (9,414)    (4.2)%
                                       ========  ========  ========
      Operating income:
        Consumer...................... $  8,049  $ 18,426  $(10,377)   (56.3)%
        Industrial and Specialty......    1,464     5,182    (3,718)   (71.7)
                                       --------  --------  --------
        Operating income before plant
         realignment costs............    9,513    23,608   (14,095)   (59.7)
        Plant realignment costs.......   (1,660)      --     (1,660)     --
                                       --------  --------  --------
                                       $  7,853  $ 23,608  $(15,755)   (66.7)%
                                       ========  ========  ========

Net Sales

   Consolidated net sales were approximately $214.4 million for the second quarter of fiscal 2001, a decrease of $(9.4) million or (4.2)% over second quarter 2000 consolidated net sales of $223.8 million. The decrease in net sales was due to lower sales volume of $0.6 million which is discussed in more detail below. Foreign currency had a negative impact on net sales of $4.3 million and pricing pressure and product mix issues resulted in a decline in sales of $4.5 million.

   Consumer segment net sales were $119.4 million for the second quarter 2001 compared to $127.7 million for the second quarter of 2000, a decrease of $(8.3) million or (6.5)%. The decrease in sales was a factor of the following:
(1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices; however, during the second quarter demand began to rebound which decreased the negative impact on sales,
(3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining and (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the second quarter of 2001 versus the second quarter of 2000.

   Industrial and Specialty segment sales were $95.0 million for the second quarter of 2001 compared to $96.1 million for the second quarter of 2000, a decrease of $(1.1) million or (1.1)%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX(R) technology have resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe and Canada, against the U.S. dollar in the second quarter of 2001 versus the second quarter of 2000.

Operating Income

   Consolidated operating income before plant realignment costs was $9.5 million for the second quarter of fiscal 2001, a decrease of $(14.1) million or (59.7)% over second quarter 2000 consolidated operating income of $23.6 million.

   Consumer segment operating income before plant realignment costs was $8.0 million for the second quarter of 2001 compared to $18.4 million for the second quarter of 2000, a decrease of $(10.4) million or (56.3)%. The decrease in operating income before plant realignment costs was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices; however, during the second quarter demand began to rebound which decreased the negative impact on sales, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining, (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the second quarter of 2001 versus the second quarter of 2000, (5) raw material prices continued to increase, (6) higher energy and distribution costs and (7) increased new program development costs, excluding APEX(R).

   Industrial and Specialty segment operating income before plant realignment costs was $1.5 million for the second quarter of 2001 compared to operating income of $5.2 million for the second quarter of 2000, a decrease of $(3.7) million or (71.7)%. The decrease in operating income was a factor of the following: (1) the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices, (2) longer than anticipated commercialization periods for new products developed using the APEX(R) technology resulted in delayed sales and increased start-up and commercialization costs, (3) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the second quarter of 2001 versus the second quarter of 2000, (4) raw material prices continued to increase, (5) higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

   During the second quarter of 2001, the Company initiated a plan to realign certain of its operations by redirecting production output within certain technologies in order to enhance operating efficiencies. The headcount reduction related to this plan was approximately 90 employees. As a result of this realignment, the Company recorded a pre-tax charge, consisting of employee separation costs, of approximately $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001.

Interest Expense and Other

   Interest expense increased $2.9 million, from $22.4 million in the second quarter of 2000 to $25.3 million in the second quarter of 2001. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines during fiscal year 2000. The increase in interest expense period over period has been partially offset by a decrease in the Company's effective borrowing rates during 2001.

   Foreign currency losses were approximately $0.6 million during the second quarter of 2001 compared to losses of approximately $0.1 million during the second quarter of 2000.

Income Taxes (Benefit)

   The Company recorded an income tax benefit of approximately $5.1 million for the second quarter of 2001, representing an effective tax benefit rate of 28.0%. During the second quarter of 2000, the Company provided for income taxes of $0.4 million, representing an effective tax rate of 35.0%. The tax benefit recorded during the second quarter of 2001 differed from the statutory benefit due to continuing losses in fiscal 2001, primarily in the United States and Germany.

Net Income (Loss) Before Extraordinary Item

   Net income before extraordinary item decreased $(13.7) million from $0.7 million, or $.02 per common share, during the second quarter of 2000 to a net loss of $(13.0) million, or $(.41) per common share, during the second quarter of 2001 as a result of the above mentioned factors.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Comparison of Six Months Ended June 30, 2001 and July 1, 2000

   The following table sets forth components of the Company's net sales and operating income (loss) by segment for the six months ended June 30, 2001 and the corresponding decrease over the comparable period in the prior year:

                                       Six Months Ended
                                       ------------------
                                       June 30,  July 1,                 %
                                         2001      2000   (Decrease) (Decrease)
                                       --------  -------- ---------- ----------
                                         (In Thousands, Except Percent Data)
      Net sales:
        Consumer...................... $231,530  $261,691  $(30,161)    (11.5)%
        Industrial and Specialty......  184,113   194,062    (9,949)     (5.1)
                                       --------  --------  --------
                                       $415,643  $455,753  $(40,110)     (8.8)%
                                       ========  ========  ========
      Operating income (loss):
        Consumer...................... $ 12,446  $ 37,047  $(24,601)    (66.4)%
        Industrial and Specialty......   (1,927)    8,820   (10,747)   (121.8)
                                       --------  --------  --------
        Operating income before plant
         realignment costs............   10,519    45,867   (35,348)    (77.1)
        Plant realignment costs.......   (1,660)      --     (1,660)      --
                                       --------  --------  --------
                                       $  8,859  $ 45,867  $(37,008)    (80.7)%
                                       ========  ========  ========

Net Sales

   Consolidated net sales were approximately $415.6 million for the first six months of fiscal 2001, a decrease of $(40.1) million or (8.8)% over consolidated net sales of $455.8 million for the first six months in 2000. The decrease in net sales was due primarily to lower sales volume of $25.1 million which is discussed in more detail below. Foreign currency had a negative impact on net sales of $9.8 million and pricing pressure and product mix issues resulted in a decline in sales of $5.3 million.

   Consumer segment net sales were $231.5 million for the first six months of 2001 compared to $261.7 million for the first six months of 2000, a decrease of $(30.2) million or (11.5)%. The decrease in sales was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices; however, during the second quarter demand began to rebound which decreased the negative impact on sales, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining and (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar during the first six months of 2001 versus the first six months of 2000.

   Industrial and Specialty segment sales were $184.1 million for the first six months of 2001 compared to $194.1 million for the first six months of 2000, a decrease of $(9.9) million or (5.1)%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX(R) technology have resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe and Canada, against the U.S. dollar in the first six months of 2001 versus the first six months of 2000.

Operating Income (Loss)

   Consolidated operating income before plant realignment costs was $10.5 million for the first six months of fiscal 2001, a decrease of $(35.3) million or (77.1)% over consolidated operating income of $45.9 million for the first six months of 2000.

   Consumer segment operating income before plant realignment costs was $12.4 million for the first six months of 2001 compared to $37.0 million for the first six months of 2000, a decrease of $(24.6) million or (66.4)%. The decrease in operating income was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices; however, during the second quarter demand began to rebound which decreased the negative impact on sales, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining, (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the first six months of 2001 versus the first six months of 2000, (5) raw material prices continued to increase, (6) higher energy and distribution costs and (7) increased new program development costs, excluding APEX(R).

   Industrial and Specialty segment operating loss before plant realignment costs was $(1.9) million for the first six months of 2001 compared to operating income of $8.8 million for the first six months of 2000, a decrease of $(10.7) million or (121.8)%. The decrease in operating income was a factor of the following: (1) the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices, (2) longer than anticipated commercialization periods for new products developed using the APEX(R) technology resulted in delayed sales and increased start-up and commercialization costs, (3) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the first six months of 2001 versus the first six months of 2000, (4) raw material prices continued to increase, (5) higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

   During the second quarter of 2001, the Company initiated a plan to realign certain of it's operations by redirecting production output within certain technologies in order to enhance operating efficiencies. The headcount reduction related to this plan was approximately 90 employees. As a result of this realignment, the Company recorded a pre-tax charge, consisting of employee separation costs, of approximately $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001.

Interest Expense and Other

   Interest expense increased $9.1 million, from $41.6 million in the first six months of 2000 to $50.7 million in the first six months of 2001. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines during fiscal year 2000. The increase in interest expense period over period has been partially offset by a decrease in the Company's effective borrowing rates during 2001.

   Foreign currency losses were approximately $2.1 million during the first six months of 2001 compared to minimal gains during the first six months of 2000.

Income Taxes (Benefit)

   The Company recorded an income tax benefit of approximately $12.3 million for the first six months of 2001, representing an effective tax benefit rate of 28.0%. During the first six months of 2000, the Company provided for income taxes of $1.5 million, representing an effective tax rate of 35.0%. The tax benefit recorded during the second quarter of 2001 differed from the statutory benefit due to continuing losses in fiscal 2001, primarily in the United States and Germany.

Income (Loss) Before Extraordinary Item

   Income before extraordinary item decreased $(34.4) million from $2.8 million, or $.09 per common share, during the first six months of 2000 to a net loss of $(31.6) million, or $(.99) per common share, during the first six months of 2001.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Liquidity and Capital Resources

                                                          June 30,  December 30,
                                                            2001        2000
                                                         ---------- ------------
                                                             (In Thousands)
      Balance sheet data:
        Cash and short-term investments................. $   49,860  $   30,588
        Working capital.................................    221,871     190,459
        Total assets....................................  1,497,627   1,507,994
        Total debt......................................  1,086,020   1,056,149
        Shareholders' equity............................    183,182     226,235

                                                             Six Months Ended
                                                             ------------------
                                                             June 30,  July 1,
                                                               2001      2000
                                                             --------  --------
                                                              (In Thousands)
      Cash flow data:
        Net cash provided by operating activities........... $  5,404  $ 16,466
        Net cash (used in) investing activities.............  (11,865)  (57,944)
        Net cash provided by financing activities...........   26,026     9,403

Operating Activities

   The Company had cash and equivalents and short-term investments of $49.9 million at June 30, 2001 as compared to $30.6 million at December 30, 2000, an increase of $19.3 million. Cash provided by operating activities during the first six months of 2001 was $5.4 million compared to $16.5 million generated from operations during the same period in 2000 as a result of lower operating earnings during the first six months of 2001. Improved earnings during the second quarter of 2001 resulted in $16.4 million being provided by operations in the second quarter compared to $(11.0) million being used in operations during the first quarter of 2001.

   Consolidated working capital was $221.9 million at June 30, 2001, as compared to $190.5 million at December 30, 2000 representing an increase of $31.4 million. The working capital increase during the quarter ended June 30, 2001 resulted from higher cash and receivables, partially offset by a decrease in inventory levels, coupled with a decrease in short-term borrowings. Accounts receivable on June 30, 2001 were $145.7 compared to accounts receivable at December 30, 2000 of $136.7 million. Accounts receivable represented 62 days of sales outstanding at June 30, 2001 compared to 58 days at December 30, 2000, an increase of 6.9%. Inventories on June 30, 2001 were $116.6 million as compared to $122.8 million on December 30, 2000, a decrease of $6.2 million, or approximately 5.0%. The decrease in inventories over fiscal year end resulted primarily from lower finished goods balances at June 30, 2001. In addition, inventories decreased approximately $10.4 million, or 8.2%, over first quarter 2001 as a result of efficient working capital management. Short-term borrowings decreased $5.3 million as a result of pay-downs during the second quarter of 2001.

Investing and Financing Activities

   Capital expenditures for the six months ended June 30, 2001 totaled $11.9 million, a decrease of $48.2 million from capital spending of $60.1 million during the same period in 2000. The Company anticipates capital expenditures in fiscal 2001 to be in the range of $30.0 million to $35.0 million.

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 to its Credit Facility ("Amendment No. 6"). The amendment modifies the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increases the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limits capital expenditures to $35 million for fiscal year 2001, restricts the Company from making new investments or acquisitions and prevents the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations on or before August 15, 2001. In the event that the Company does not complete such asset dispositions and reduce outstanding indebtedness under the Credit Facility by not less than $150 million on or before August 15, 2001, the rate of interest on the outstanding loans will increase by 50 basis points and the Company will be required to pay a fee equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company is currently in active discussions to undertake such asset dispositions to improve its financial condition. In addition, the Company intends to take certain actions designed to alter its capital structure which may include raising additional equity and/or reducing outstanding indebtedness. Currently the Company has not completed any of the above transactions and anticipates certain transactions to be finalized during the third and fourth quarters of 2001. As a result, the Company anticipates paying on August 15, 2001 the fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the Company anticipates the interest rate on its outstanding senior debt to increase by 50 basis points. There can be no assurance that the Company will complete any of the potential transactions or that the transactions can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also grants the Company a waiver with respect to the default under the leverage covenant existing on March 31, 2001 through and including December 29, 2001, at which time the waiver expires. Based upon current operating projections, the Company would be in default under the Credit Facility upon the expiration of the waiver, unless certain of the actions described above were completed. A failure by the Company to complete the actions described above in order to comply with the financial covenants under the Credit Facility including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility, which could have a material adverse effect on the Company.

   As a result of Amendment No. 6 the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements". At June 30, 2001, the net book value of loan acquisition costs related to the Company's Credit Facility was $14.0 million. The Company incurred approximately $4.7 million in loan acquisition costs pursuant to Amendment No. 6 during the second quarter of 2001.

   Net cash provided by financing activities for the six months ended June 30, 2001 totaled $26.0 million as a result of borrowings under the Company's Credit Facility during the first quarter to support working capital requirements and finance capital expenditures. These borrowings during the first quarter were offset by payments during the second quarter which reduced gross debt by approximately $8.0 million.

   The Company currently believes that based on current levels of operations, its cash from operations, together with potential asset sales and other available sources of liquidity (including but not limited to borrowings under the Credit Facility) will be adequate through the end of fiscal 2001 to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. As of June 30, 2001, the Company's availability under its Credit Facility, together with cash and equivalents and short-term investments, approximated $92.8 million.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. For a discussion of certain raw material price increases during the quarter and six months ended June 30, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks."

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the quarter and six months ended June 30, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Exchange Rate Risk."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt and Interest Rate Market Risk

 Variable Rate Debt

   The Credit Facility permits the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. At June 30, 2001, the Company had borrowings under the Credit Facility of $468.9 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.7 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

 Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at June 30, 2001 was approximately $218.9 million, which was less than its carrying value by approximately $372.6 million. A 100 basis points decrease in the prevailing interest rates at June 30, 2001 would result in an increase in the fair value of fixed rate debt by approximately $7.3 million. A 100 basis points increase in the prevailing interest rates at June 30, 2001 would result in a decrease in fair value of total fixed rate debt by approximately $7.3 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first six months of 2001 certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, Canada and Turkey, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   For the six months ended June 30, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $2.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During 2000 raw material prices as a percentage of sales increased significantly from 37.9% of sales in 1999 to 41.0% of sales in 2000. This trend has continued in 2001 resulting in material prices increasing to 44.5% of sales during the second quarter and 44.3% for the first six months. The increase in raw material cost has had a significant negative impact on operating income because the increase could not be passed on to customers. As in fiscal 2000 and the first six months of 2001, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable.

Item 2. Changes in Securities

   On April 11, 2001, the Company entered into Amendment No. 6 dated as of April 11, 2001 to its Credit Facility ("Amendment No. 6"). The amendment prevents the Company from paying dividends on its Common Stock.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of its stockholders was held on May 25, 2001. At the annual meeting, the Company's stockholders voted on three proposals:
(I) the election of two nominees to serve as directors for three year terms;
(ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year 2001; and (3) approval of the 2001 Polymer Group Stock Option Plan. The voting of the Company's stockholders as to these matters was as follows:

 Election of Directors

     James G. Boyd--29,367,572 votes for; 2,166,528 votes withheld

     Duncan M. O'Brien, Jr.--31,385,962 votes for; 148,138 votes withheld

 Ratification of Appointment of Accountants

     31,422,517 votes for; 106,783 votes against; 4,800 abstentions

 2001 Polymer Group Stock Option Plan

     29,926,017 votes for; 1,502,678 votes against; 105,405 abstentions

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

August 14, 2001

                                 EXHIBIT INDEX

 Exhibit
 Number                        Document Description
 -------                       --------------------
  4.1    The 2001 Polymer Group Stock Option Plan. (2)

  4.2    Form of Stock Option Agreement for directors of the Company. (2)

  4.3    Form of Stock Option Agreement for employees of the Company. (2)

 10.1    Amendment No. 6, dated April 11, 2001, to the Amended, Restated
         and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.
         (1)

 10.2 Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings
         Bank pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.

 10.3 Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings
         Bank pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.

 10.4 Form of Subsidiary Guarantee, dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings
         Bank, as trustee.

 10.5 Form of Subsidiary Guarantee, dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.

 11      Statement of Computation of Per Share Earnings.

 99.2    Press release dated April 16, 2001. (1)
--------

(1) Incorporated by reference to the respective exhibit to the Company's Form
    8-K, dated April 16, 2001.
(2) Incorporated by reference to the respective exhibits to the Company's
    Registration Statement on Form S-8 (Reg. No. 333-66338).
