Form 10-Q
period 2001-09-29
POLYMER GROUP INC
filed 2001-11-13
CIK 927417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2001

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

   On November 5 , 2001 there were 32,004,200 Common Shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              POLYMER GROUP, INC.

                              INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----
Part I. Financial Information.........................................................   3

   Item 1. Financial Statements.......................................................   3

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................  13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................  20

Part II. Other Information............................................................  23

Signatures............................................................................  24

Exhibit Index.........................................................................  25

                         PART I. FINANCIAL INFORMATION

                         Item I. Financial Statements

                              POLYMER GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                                     September 29, December 30,
                                                                         2001          2000
                                                                     ------------- ------------
                                                                      (Unaudited)
                              ASSETS
                              ------
Current assets:
   Cash and equivalents.............................................  $   16,374    $   12,276
   Short-term investments...........................................      16,067        18,312
   Accounts receivable, net.........................................     141,239       136,746
   Inventories......................................................     117,573       122,751
   Other............................................................      64,189        50,972
                                                                      ----------    ----------
       Total current assets.........................................     355,442       341,057
Property, plant and equipment, net..................................     816,969       858,338
Intangibles and loan acquisition costs, net.........................     241,171       246,058
Other...............................................................      66,705        62,541
                                                                      ----------    ----------
       Total assets.................................................  $1,480,287    $1,507,994
                                                                      ==========    ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
   Accounts payable.................................................  $   57,746    $   61,579
   Accrued liabilities and other....................................      51,314        56,856
   Short-term borrowings............................................      12,249        18,605
   Current portion of long-term debt................................       8,281        13,558
                                                                      ----------    ----------
       Total current liabilities....................................     129,590       150,598
                                                                      ----------    ----------
Long-term debt, less current portion................................   1,066,953     1,023,986
Deferred income taxes...............................................      82,058        82,574
Other non-current liabilities.......................................      22,861        24,601
Shareholders' equity:
   Series preferred stock--$.01 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding....................          --            --
   Common stock--$.01 par value, 100,000,000 shares authorized,
     32,004,200 shares issued and outstanding at September 29, 2001
     and December 30, 2000..........................................         320           320
   Non-voting common stock--$.01 par value, 3,000,000 shares
     authorized, 0 shares issued and outstanding....................          --            --
   Additional paid-in capital.......................................     243,722       243,722
   Retained earnings (deficit)......................................     (37,542)        6,266
   Accumulated other comprehensive (loss)...........................     (27,675)      (24,073)
                                                                      ----------    ----------
                                                                         178,825       226,235
                                                                      ----------    ----------
       Total liabilities and shareholders' equity...................  $1,480,287    $1,507,994
                                                                      ==========    ==========

                            See accompanying notes.

                              POLYMER GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In Thousands, Except Per Share Data)

                                               Three Months Ended           Nine Months Ended
                                           --------------------------  --------------------------
                                           September 29, September 30, September 29, September 30,
                                               2001          2000          2001          2000
                                           ------------- ------------- ------------- -------------
Net sales.................................   $202,381      $203,516      $618,024      $659,269
Cost of goods sold........................    165,319       161,711       513,563       515,077
                                             --------      --------      --------      --------
Gross profit..............................     37,062        41,805       104,461       144,192
Selling, general and administrative
  expenses................................     26,249        25,549        83,129        82,069
Plant realignment costs...................         --            --         1,660            --
                                             --------      --------      --------      --------
Operating income..........................     10,813        16,256        19,672        62,123
Other expense:
   Interest expense, net..................     25,581        24,306        76,292        65,877
   Foreign currency and other.............      1,271           636         3,334           599
                                             --------      --------      --------      --------
                                               26,852        24,942        79,626        66,476
                                             --------      --------      --------      --------
Loss before income tax benefit and
  extraordinary item......................    (16,039)       (8,686)      (59,954)       (4,353)
Income tax benefit........................     (4,491)       (3,040)      (16,787)       (1,523)
                                             --------      --------      --------      --------
Loss before extraordinary item............    (11,548)       (5,646)      (43,167)       (2,830)
Extraordinary item, net of taxes of $399..         --            --            --           741
                                             --------      --------      --------      --------
          Net loss........................   $(11,548)     $ (5,646)     $(43,167)     $ (2,089)
                                             ========      ========      ========      ========
Net loss per common share:
   Basic:
       Average common shares
         outstanding......................     32,004        32,004        32,004        32,004
       Loss before extraordinary item.....   $  (0.36)     $  (0.18)     $  (1.35)     $  (0.09)
       Extraordinary item, net of tax.....         --            --            --          0.02
                                             --------      --------      --------      --------
       Net loss per common share..........   $  (0.36)     $  (0.18)     $  (1.35)     $  (0.07)
                                             ========      ========      ========      ========
   Diluted:
       Average common shares
         outstanding......................     32,004        32,004        32,004        32,052
       Loss before extraordinary item.....   $  (0.36)     $  (0.18)     $  (1.35)     $  (0.09)
       Extraordinary item, net of tax.....         --            --            --          0.02
                                             --------      --------      --------      --------
       Net loss per common share..........   $  (0.36)     $  (0.18)     $  (1.35)     $  (0.07)
                                             ========      ========      ========      ========
Cash dividends per common share...........   $     --      $   0.02      $   0.02      $   0.06
                                             ========      ========      ========      ========


                            See accompanying notes.

                              POLYMER GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (In Thousands)

                                                                             Nine Months Ended
                                                                        --------------------------
                                                                        September 29, September 30,
                                                                            2001          2000
                                                                        ------------- -------------
Operating activities
   Net loss............................................................   $(43,167)     $  (2,089)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Extraordinary item..............................................         --           (741)
       Depreciation and amortization expense...........................     59,672         54,421
       Foreign currency and other......................................      3,334            599
   Changes in operating assets and liabilities:
       Accounts receivable.............................................     (4,493)         7,091
       Inventories.....................................................      5,178          1,139
       Accounts payable and accrued expenses...........................     (6,460)       (28,867)
   Other, net..........................................................    (17,503)        (7,728)
                                                                          --------      ---------
          Net cash (used in) provided by operating activities..........     (3,439)        23,825
                                                                          --------      ---------
Investing activities...................................................
   Purchases of property, plant and equipment..........................    (16,649)       (76,477)
   Other, net..........................................................         36        (18,076)
                                                                          --------      ---------
          Net cash (used in) investing activities......................    (16,613)       (94,553)
                                                                          --------      ---------
Financing activities
   Proceeds from debt..................................................     67,366        233,028
   Payment of debt.....................................................    (35,898)      (189,268)
   Dividends to shareholders...........................................       (640)        (1,920)
   Exercise of stock options...........................................         --             34
   Loan acquisition costs and other, net...............................     (8,107)        (4,793)
                                                                          --------      ---------
          Net cash provided by financing activities....................     22,721         37,081
                                                                          --------      ---------
Effect of exchange rate changes on cash................................      1,429          2,118
                                                                          --------      ---------
Net increase (decrease) in cash and equivalents........................      4,098        (31,529)
Cash and equivalents at beginning of period............................     12,276         37,180
                                                                          --------      ---------
Cash and equivalents at end of period..................................   $ 16,374      $   5,651
                                                                          ========      =========


                            See accompanying notes.

                              POLYMER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

   The accompanying unaudited consolidated financial statements of Polymer Group, Inc. (the ''Company''), a global manufacturer and marketer of nonwoven and oriented polyolefin products, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information which contemplates that the Company will continue operations, realize assets and satisfy liabilities in the ordinary course of business. The Company incurred a net loss of $43.2 million for the first nine months of 2001 and expects losses in the fourth quarter of 2001. As a result of the anticipated operating results for fiscal year 2001 the Company obtained an amendment to its Credit Facility dated April 11, 2001 which will expire on December 29, 2001. See ''Note 4. Debt'' for additional information surrounding the amendment and financial position of the Company. The Company believes that its available cash and cash equivalents and short-term investments of $32.4 million at September 29, 2001, and availability under its Credit Facility, as amended, will be adequate to fund planned operations through and including December 29, 2001. The Company currently anticipates that it will need an amendment to its Credit Facility or a waiver of likely covenant defaults under its Credit Facility to enable it to meet its liquidity needs after December 29, 2001.

   The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of September 29, 2001 and December 30, 2000 contain summarized information; as a result, such data does not include the same detail provided in the Company's Annual Report on Form 10-K. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for fiscal 2001.

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

   Derivative Instruments and Hedging Activities: In 1998, the Financial Accounting Standards Board issued Statement No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (''FAS 133'') as amended, which the Company adopted effective December 31, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The adoption of FAS 133 as of the beginning of fiscal year 2001 had no material impact on the financial condition and operating results of the Company.

   Business Combinations, Goodwill and Other Intangible Assets: In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142, ''Goodwill and Other Intangible Assets'' (''FAS 142''). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes

                              POLYMER GROUP, INC.

Accounting Principles Bulletin No. 17, ''Intangible Assets.'' FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and
(4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill amounts to approximately $1.5 million per quarter, and amortization of other intangibles is approximately $1.0 million per quarter.

   Revenue Recognition: Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, ''Revenue Recognition in Financial Statements'' (''SAB 101''). SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned. The application of SAB 101 has had no material impact on the financial condition and operating results of the Company.

   Foreign Currency Translation: The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, ''Foreign Currency Translation.'' All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at quarter-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

   Impairment of Long-Lived Assets: In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001.

Note 2. Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

                September 29, December 30,
                    2001          2000
                ------------- ------------
                 (Unaudited)
Finished goods.   $ 47,883      $ 60,931
Work in process     21,508        19,020
Raw materials..     48,182        42,800
                  --------      --------
                  $117,573      $122,751
                  ========      ========

                              POLYMER GROUP, INC.

Note 3. Net Income (Loss) Per Share

   The Company discloses earnings per share in accordance with SFAS No. 128, ''Earnings Per Share'' ("FAS 128"). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding for the period. Under FAS 128, diluted earnings per share reflects the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period which represents shares under option. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. During fiscal 2001, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share due to losses incurred for the three and nine months ended September 29, 2001. Accordingly, there is no difference in the determination of basic and diluted earnings per share for fiscal 2001.

Note 4. Debt

   Short-term borrowings amounted to approximately $12.2 million and $18.6 million at September 29, 2001 and December 30, 2000, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Long-term debt as of September 29, 2001 and December 30, 2000, consists of the following (in thousands):

                                                   September 29, December 30,
                                                       2001          2000
                                                   ------------- ------------
                                                    (Unaudited)
Senior subordinated notes, net of unamortized debt
  discount of $4,379 at September 29, 2001 and
  $4,804 at December 30, 2000, due July 2007......  $  390,621    $  390,196
Senior subordinated notes, due March 2008.........     196,500       196,500
Revolving credit facility, due June 2003..........     203,372       155,042
Term loans, including current portion, due
  December 2005 and 2006..........................     268,060       270,540
Other.............................................      16,681        25,266
                                                    ----------    ----------
                                                    $1,075,234    $1,037,544
                                                    ==========    ==========

   On April 11, 2001, the Company entered into Amendment No.6 dated as of April 11, 2001 to its Credit Facility (''Amendment No. 6'') which waived the leverage covenant default that existed as of March 31, 2001. The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increased the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limited capital expenditures to $35 million for fiscal year 2001, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. The Company did not complete any of the above transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by

                              POLYMER GROUP, INC.

an additional 50 basis points. The Company continues to evaluate certain strategies, including those mentioned above, in order to reduce outstanding debt prior to year end. There can be no assurance that the Company will complete any transaction or that any transaction can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also granted the Company a waiver with respect to the leverage covenant default which existed on March 31, 2001, through and including December 29, 2001 at which time the waiver expires. A failure by the Company to comply with the financial covenants under the Credit Facility, including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility. Based upon current operating projections, the Company would be in default under the leverage ratio and fixed charge coverage ratio covenants under the Credit Facility upon the expiration of the waiver. In addition, the Company is subject to a minimum net worth covenant under the Credit Facility. As a result of the Company's restructuring announced on November 5, 2001, at the end of the fourth quarter, the Company anticipates that it will not be able to meet the minimum net worth covenant. In the event the Company is unable to obtain an amendment to the Credit Facility or a waiver with respect to defaults under the Credit Facility, the lenders could declare all amounts outstanding under the Credit Facility immediately due and payable, or could take other actions such as preventing the Company from making required interest payments on its Senior Subordinated Notes. The failure by the Company to make such required interest payments would, following the expiration of a 30-day grace period, constitute an event of default under such Senior Subordinated Notes. The occurrence of any such events would have a material adverse effect on the Company.

   As a result of Amendment No. 6 the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, ''Debtors Accounting for Changes in Line- of-Credit or Revolving-Debt Arrangements.'' At September 29, 2001, the net book value of loan acquisition costs related to the Company's Credit Facility was $16.3 million. The Company incurred approximately $3.4 million in loan acquisition costs pursuant to Amendment No. 6 during the third quarter of 2001 and $8.1 million for the nine months ended September 29, 2001.

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

         Condensed Consolidating Balance Sheet Selected Financial Data
                     As of September 29, 2001 (Unaudited)

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The      Reclassifications
                          Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                          ------------ ------------ ----------  ----------------- ------------
Working capital (deficit)  $  124,914    $110,990   $  (19,986)    $     9,934     $  225,852
Total assets.............   2,212,395     691,810    1,136,862      (2,560,780)     1,480,287
Total debt...............       1,611      31,366    1,054,516             (10)     1,087,483
Shareholders' equity.....   1,112,839     335,776       11,091      (1,280,881)       178,825

                              POLYMER GROUP, INC.

         Condensed Consolidating Balance Sheet Selected Financial Data
                            As of December 30, 2000

                                         Combined
                            Combined       Non-
                           Guarantor    Guarantor      The      Reclassifications
                          Subsidiaries Subsidiaries  Company    and Eliminations  Consolidated
                          ------------ ------------ ----------  ----------------- ------------
Working capital (deficit)  $  111,224    $109,561   $  (30,136)    $      (190)    $  190,459
Total assets.............   2,429,778     599,983    1,152,546      (2,674,313)     1,507,994
Total debt...............       1,749      43,975    1,010,425              --      1,056,149
Shareholders' equity.....   1,299,170     224,827       65,156      (1,362,918)       226,235


             Condensed Consolidating Statement of Operations Selected Financial Data
                    For the Nine Months Ended September 29, 2001 (Unaudited)

                                              Combined
                                 Combined       Non-
                                Guarantor    Guarantor     The     Reclassifications
                               Subsidiaries Subsidiaries Company   and Eliminations  Consolidated
                               ------------ ------------ --------  ----------------- ------------
Net sales.....................   $340,564     $300,034   $     --      $(22,574)       $618,024
Operating income (loss).......    (14,085)      33,269        245           243          19,672
Interest expense, income taxes
  and other, net..............    (24,247)      28,940     43,412        14,734          62,839
Net income (loss).............     10,162        4,329    (43,167)      (14,491)        (43,167)

    Condensed Consolidating Statement of Operations Selected Financial Data
           For the Nine Months Ended September 30, 2000 (Unaudited)

                                                  Combined
                                     Combined       Non-
                                    Guarantor    Guarantor     The    Reclassifications
                                   Subsidiaries Subsidiaries Company  and Eliminations  Consolidated
                                   ------------ ------------ -------  ----------------- ------------
Net sales.........................   $385,221     $292,030   $    --      $(17,982)       $659,269
Operating income (loss)...........     20,287       42,237      (351)          (50)         62,123
Interest expense, income taxes and
  other, net......................      6,586      (26,406)   (1,738)      (42,654)        (64,212)
Net income (loss).................     26,873       15,831    (2,089)      (42,704)         (2,089)

Note 6. Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, ''Reporting Comprehensive Income'' (''FAS 130''). FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss). The Company's comprehensive loss, net of taxes, approximated $(4.4) million and $(11.1) million for the three months ended September 29, 2001 and September 30, 2000, respectively. Year to date comprehensive loss, net of taxes, approximated $(46.8) million in 2001 and $(17.9) million in 2000.

                              POLYMER GROUP, INC.

Note 7. Segment Information

   The Company reports segment information in accordance with SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information'' (''FAS 131''). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Sales to The Procter & Gamble Company and Johnson & Johnson, customers who each account for more than 10% of the Company's sales, are reported primarily in the Consumer segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of production line. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. Financial data by business segment follows (in thousands):

                                         Three Months Ended           Nine Months Ended
                                     --------------------------- ---------------------------
                                     September 29, September 30, September 29, September 30,
                                         2001          2000          2001          2000
                                     ------------- ------------- ------------- -------------
Segment Operating Data
  (Unaudited):
Net sales to unaffiliated customers:
   Consumer.........................   $116,238      $114,996      $347,768      $376,687
   Industrial and Specialty.........     86,143        88,520       270,256       282,582
                                       --------      --------      --------      --------
                                       $202,381      $203,516      $618,024      $659,269
                                       ========      ========      ========      ========
Operating income:
   Consumer.........................   $  8,133      $ 10,481      $ 20,579      $ 47,531
   Industrial and Specialty.........      2,680         5,775           753        14,592
                                       --------      --------      --------      --------
     Segment operating income.......     10,813        16,256        21,332        62,123
   Plant realignment costs..........         --            --        (1,660)           --
                                       --------      --------      --------      --------
                                       $ 10,813      $ 16,256      $ 19,672      $ 62,123
                                       ========      ========      ========      ========

                                         September 29, December 30,
                                             2001          2000
                                         ------------- ------------
                                         (unaudited)
            Identifiable assets:
               Consumer................. $    773,896   $  767,866
               Industrial and Specialty.      601,407      652,197
               Corporate(1).............      104,984       87,931
                                         ------------   ----------
                                         $  1,480,287   $1,507,994
                                         ============   ==========

--------
(1)Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

                              POLYMER GROUP, INC

Note 8. Other Matters

   During the second quarter of 2001, the Company initiated a plan to realign certain of its operations by redirecting production output within certain technologies in order to enhance operating efficiencies. The headcount reduction related to this plan was approximately 90 employees. As a result of this realignment, the Company recorded a pre-tax charge, consisting of employee separation costs, of approximately $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001 in accordance with the Emerging Issues Tasks Force Issue No. 94-3, ''Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).'' The following represents the plant realignment accrual as of September 29, 2001 and the changes in the accrual during the three and nine months ended September 29, 2001 (in thousands):

                           Fiscal 2001 (Unaudited)
                           ------------------------
                                     Cash   Accrual
                           Expense Payments Balance
                           ------- -------- -------
Plant realignment accrual:
   First quarter.......... $   --   $  --   $   --
   Second quarter.........  1,660    (279)   1,381
   Third quarter..........     --    (202)   1,179

Note 9. Subsequent Event

   On November 5, 2001, the Company announced that it will undertake a restructuring of its operations. The plan of restructuring, which will include manufacturing and business rationalization and work force consolidation, will be completed during fourth quarter 2001 and is expected to produce annual savings of $55 to $60 million, once fully implemented. As a result, the Company expects to take a restructuring charge during the three months ended December 29, 2001. The restructuring charge is currently expected to be less than $150 million, pretax, consisting of cash and non-cash components. Such charge, when taken, will reduce the Company's net worth which would result in a violation of the Company's minimum net worth covenant under the Company's Credit Facility. See "Note 4. Debt." A reasonable estimate of the charge can only be determined when all aspects of the restructuring plan have been considered. The Company currently anticipates that the costs savings of the restructuring plan will be achieved through reduced overhead expenses, improved manufacturing efficiencies, lower payroll and related costs and reduced APEX(R) qualification and trial costs.

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

Results of Operations

   The following table sets forth the percentage relationships to net sales of certain income statement items.

                                        Three Months Ended           Nine Months Ended
                                    -------------------------   -------------------------
                                    September 29, September 30, September 29, September 30,
                                        2001          2000          2001          2000
                                    ------------- ------------- ------------- -------------
Net sales by product category:
   Consumer........................      57.4%         56.5%         56.3%         57.0%
   Industrial and Specialty........      42.6          43.5          43.7          43.0
                                        -----         -----         -----         -----
                                        100.0         100.0         100.0         100.0
Cost of goods sold:
   Material........................      43.1          42.0          43.9          40.8
   Labor...........................       8.3           8.3           8.6           8.7
   Overhead........................      30.3          29.2          30.6          28.6
                                        -----         -----         -----         -----
                                         81.7          79.5          83.1          78.1
                                        -----         -----         -----         -----
   Gross profit....................      18.3          20.5          16.9          21.9
Selling, general and administrative
  expenses.........................      13.0          12.5          13.4          12.5
Plant realignment costs............        --            --           0.3            --
                                        -----         -----         -----         -----
Operating income...................       5.3           8.0           3.2           9.4
Other expense:
   Interest expense, net...........      12.6          12.0          12.3          10.0
   Foreign currency and other......       0.6           0.3           0.6           0.1
                                        -----         -----         -----         -----
                                         13.2          12.3          12.9          10.1
Loss before income tax benefit and
  extraordinary item...............      (7.9)         (4.3)         (9.7)         (0.7)
Income tax benefit.................      (2.2)         (1.5)         (2.7)         (0.2)
                                        -----         -----         -----         -----
Loss before extraordinary item.....      (5.7)         (2.8)         (7.0)         (0.5)
Extraordinary item, net of taxes...        --            --            --           0.2
                                        -----         -----         -----         -----
Net loss...........................      (5.7)%        (2.8)%        (7.0)%        (0.3)%
                                        =====         =====         =====         =====

Comparison of Three Months Ended September 29, 2001 and September 30, 2000

   The following table sets forth components of the Company's net sales and operating income by segment for the three months ended September 29, 2001 and the corresponding increase/(decrease) over the comparable period in the prior year:

                       Three Months Ended
                   ---------------------------
                   September 29, September 30, Increase/  % Increase
                       2001          2000      (Decrease) (Decrease)
                   ------------- ------------- ---------- ----------
                          (In Thousands, Except Percent Data)
Net sales:
   Consumer.......   $116,238      $114,996     $ 1,242       1.1%
   Industrial and
     Specialty....     86,143        88,520      (2,377)     (2.7)
                     --------      --------     -------
                     $202,381      $203,516     $(1,135)     (0.6)%
                     ========      ========     =======
Operating income:
   Consumer.......   $  8,133      $ 10,481     $(2,348)    (22.4)%
   Industrial and
     Specialty....      2,680         5,775      (3,095)    (53.6)
                     --------      --------     -------
                     $ 10,813      $ 16,256     $(5,443)    (33.5)%
                     ========      ========     =======

Net Sales

   Consolidated net sales were approximately $202.4 million for the third quarter of fiscal 2001, a decrease of $(1.1) million or (0.6)% over third quarter 2000 consolidated net sales of $203.5 million. The decrease in net sales was due to pricing pressure and product mix issues and a weak Canadian currency which had negative impacts on sales of approximately $3.2 million and $1.6 million, respectively. These negative factors were offset by an increase in sales volume of approximately $3.7 million.

   Consumer segment net sales were $116.2 million for the third quarter of 2001 compared to $115.0 million for the third quarter of 2000, an increase of $1.2 million or 1.1%. The increase in sales was due to higher medical supplies sales which increased approximately 17%, or $4.4 million, quarter over quarter offset by certain factors which continued to depress sales including: (1) continued product mix issues resulting in sales of lower margin products and lower selling prices within certain technologies, (2) competitive pricing pressure within the spunmelt technology and (3) continued lower sales to certain consumer products customers.

   Industrial and Specialty segment sales were $86.1 million for the third quarter of 2001 compared to $88.5 million for the third quarter of 2000, a decrease of $(2.4) million or (2.7)%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX(R) technology have resulted in delayed sales. Sales also decreased as a result of a weak Canadian currency against the U.S. dollar in the third quarter of 2001 versus the third quarter of 2000. These negative factors were offset somewhat by an increase in sales volume, supported by level or increased pricing, within certain areas of the oriented polymer business.

Operating Income

   Consolidated operating income was $10.8 million for the third quarter of fiscal 2001, a decrease of $(5.4) million or (33.5)% over third quarter 2000 consolidated operating income of $16.3 million.

   Consumer segment operating income was $8.1 million for the third quarter of 2001 compared to $10.5 million for the third quarter of 2000, a decrease of $(2.3) million or (22.4)%. The decrease in operating income was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales, (4) increased raw material inputs, (5) increased selling, general and administrative costs, higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

   Industrial and Specialty segment operating income was $2.7 million for the third quarter of 2001 compared to operating income of $5.8 million for the third quarter of 2000, a decrease of $(3.1) million or (53.6)%. The decrease in operating income was a factor of the following: (1) the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices, (2) longer than anticipated commercialization periods for new products developed using the APEX(R) technology resulting in delayed sales and unfavorable start-up and commercialization costs, (3) the Canadian currency was weaker against the U.S. dollar in the third quarter of 2001 versus the third quarter of 2000, (4) increased raw material inputs, (5) higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

Interest Expense and Other

   Interest expense increased $1.3 million, from $24.3 million in the third quarter of 2000 to $25.6 million in the third quarter of 2001. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines during fiscal year 2000. The increase in interest expense period over period has been partially offset by a decrease in the Company's effective borrowing rates during 2001; however, on August 15, 2001, the Company's interest rate on its outstanding borrowings under its Credit Facility increased by an additional 50 basis points as discussed more fully in the "Investing and Financing Activities" portion of "Liquidity and Capital Resources" in this Form 10-Q.

   Foreign currency and other losses were approximately $1.3 million during the third quarter of 2001 compared to losses of approximately $0.6 million during the third quarter of 2000 due primarily to a change in currency exchange rates during the respective quarters.

Income Tax Benefit

   The Company recorded an income tax benefit of approximately $4.5 million for the third quarter of 2001, representing an effective tax benefit rate of 28.0%. During the third quarter of 2000, the Company recorded an income tax benefit of $3.0 million, representing an effective tax benefit rate of 35.0%. The tax benefit recorded during the third quarter of 2001 differed from the statutory benefit due to continuing losses in fiscal 2001, primarily in the United States and Germany.

Net Loss

   Net loss increased $(5.9) million from $(5.6) million, or $(.18) per common share, during the third quarter of 2000 to a net loss of $(11.5) million, or $(.36) per common share, during the third quarter of 2001 as a result of the above mentioned factors.

Comparison of Nine Months Ended September 29, 2001 and September 30, 2000

   The following table sets forth components of the Company's net sales and operating income by segment for the nine months ended September 29, 2001 and the corresponding decrease over the comparable period in the prior year:


                                  Nine Months Ended
                             ---------------------------
                             September 29, September 30,                %
                                 2001          2000      (Decrease) (Decrease)
                             ------------- ------------- ---------- ----------
                                    (In Thousands, Except Percent Data)
Net sales:
   Consumer.................   $347,768      $376,687     $(28,919)    (7.7)%
   Industrial and Specialty.    270,256       282,582      (12,326)    (4.4)
                               --------      --------     --------
                               $618,024      $659,269     $(41,245)    (6.3)%
                               ========      ========     ========
Operating income:
   Consumer.................   $ 20,579      $ 47,531     $(26,952)   (56.7)%
   Industrial and Specialty.        753        14,592      (13,839)   (94.8)
                               --------      --------     --------
     Segment operating
       income...............     21,332        62,123      (40,791)   (65.7)
   Plant realignment
     costs..................     (1,660)           --       (1,660)      --
                               --------      --------     --------
                               $ 19,672      $ 62,123     $(42,451)   (68.3)%
                               ========      ========     ========

Net Sales

   Consolidated net sales were $618.0 million for the first nine months of fiscal 2001, a decrease of $(41.2) million or (6.3)% over consolidated net sales of $659.3 million for the first nine months in 2000. The decrease in net sales was due primarily to lower sales volume of $21.4 million which is discussed in more detail below. Foreign currency had a negative impact on net sales of $11.4 million and pricing pressure and product mix issues resulted in a decline in sales of $8.5 million.

   Consumer segment net sales were $347.8 million for the first nine months of 2001 compared to $376.7 million for the first nine months of 2000, a decrease of $(28.9) million or (7.7)%. The decrease in sales was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining and (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar during the first nine months of 2001 versus the first nine months of 2000.

   Industrial and Specialty segment sales were $270.3 million for the first nine months of 2001 compared to $282.6 million for the first nine months of 2000, a decrease of $(12.3) million or (4.4)%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX(R) technology have resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe and Canada, against the U.S. dollar in the first nine months of 2001 versus the first nine months of 2000. These negative factors were offset somewhat by an increase in sales volume, supported by level or increased pricing, within certain areas of the oriented polymer business.

Operating Income

   Consolidated operating income, including plant realignment costs, was $19.7 million for the first nine months of fiscal 2001, a decrease of $(42.5) million or (68.3)% over consolidated operating income of $62.1 million for the first nine months of 2000.

   Consumer segment operating income was $20.6 million for the first nine months of 2001 compared to $47.5 million for the first nine months of 2000, a decrease of $(27.0) million or (56.7)%. The decrease in operating income was a factor of the following: (1) certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels, (2) continued competitive pricing pressure within the spunmelt technology resulted in lower selling prices, (3) continued lower sales to certain consumer products customers, partially offset by the resurgence of medical supplies sales which had been declining, (4) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the first nine months of 2001 versus the first nine months of 2000, (5) increased raw material inputs, (6) increased selling, general and administrative costs, higher energy and distribution costs and (7) increased new program development costs, excluding APEX(R).

   Industrial and Specialty segment operating income was $0.8 million for the first nine months of 2001 compared to $14.6 million for the first nine months of 2000, a decrease of $(13.8) million or (94.8)%. The decrease in operating income was a factor of the following: (1) the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices, (2) longer than anticipated commercialization periods for new products developed using the APEX(R) technology resulted in delayed sales and increased start-up and commercialization costs, (3) certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in the first nine months of 2001 versus the first nine months of 2000, (4) increased raw material inputs, (5) higher energy and distribution costs and (6) increased new program development costs, excluding APEX(R).

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

Interest Expense and Other

   Interest expense increased $10.4 million, from $65.9 million in the first nine months of 2000 to $76.3 million in the first nine months of 2001. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX(R) lines during fiscal year 2000. The increase in interest expense period over period has been partially offset by a decrease in the Company's effective borrowing rates during 2001; however, on August 15, 2001, the Company's interest rate on its outstanding borrowings under its Credit Facility increased by an additional 50 basis points as discussed more fully in the "Investing and Financing Activities" portion of "Liquidity and Capital Resources" in this Form 10-Q.

   Foreign currency and other losses were approximately $3.3 million during the first nine months of 2001 compared to losses of $0.6 million during the first nine months of 2000 due primarily to a change in currency exchange rates during the respective periods.

Income Tax Benefit

   The Company recorded an income tax benefit of approximately $16.8 million for the first nine months of 2001, representing an effective tax benefit rate of 28.0%. During the first nine months of 2000, the Company recorded an income tax benefit of $1.5 million, representing an effective tax rate of 35.0%. The tax benefit recorded differed from the statutory benefit due to continuing losses in fiscal 2001, primarily in the United States and Germany.

Loss Before Extraordinary Item

   Loss before extraordinary item increased $(40.3) million from $(2.9) million, or $(.09) per common share, during the first nine months of 2000 to a net loss of $(43.2) million, or $(1.35) per common share, during the first nine months of 2001.

Extraordinary Item

   During the second quarter of 2000, the Company recorded a one-time gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Liquidity and Capital Resources

                                    September 29, December 30,
                                        2001          2000
                                    ------------- ------------
                                          (In Thousands)
Balance sheet data:
   Cash and short-term investments.  $   32,441    $   30,588
   Working capital.................     225,852       190,459
   Total assets....................   1,480,287     1,507,994
   Total debt......................   1,087,483     1,056,149
   Shareholders' equity............     178,825       226,235

                                                  Nine Months Ended
                                             --------------------------
                                             September 29, September 30,
                                                 2001          2000
                                             ------------- -------------
                                                   (In Thousands)
Cash flow data:
   Net cash (used in) provided by operating
     activities.............................   $ (3,439)     $ 23,825
   Net cash (used in) investing activities..    (16,613)      (94,553)
   Net provided by financing activities.....     22,721        37,081

Operating Activities

   The Company had cash and equivalents and short-term investments of $32.4 million at September 29, 2001 as compared to $30.6 million at December 30, 2000, an increase of $1.9 million. Cash used in operating activities during the first nine months of 2001 was $(3.4) million compared to $23.8 million generated from operations during the same period in 2000 as a result of a 68.3% decline in operating income.

   Consolidated working capital was $225.9 million at September 29, 2001, as compared to $190.5 million at December 30, 2000 representing an increase of $35.4 million. The working capital increase during the quarter ended September 29, 2001 resulted from higher cash and receivables, offset by lower inventory, accounts payable and short-term indebtedness. Accounts receivable on September 29, 2001 were $141.2 compared to accounts receivable at December 30, 2000 of $136.7 million. Accounts receivable represented 61 days of sales outstanding at September 29, 2001 compared to 58 days at December 30, 2000, an increase of 5.2%. Inventories on September 29, 2001 were $117.6 million as compared to $122.8 million on December 30, 2000, a decrease of $5.2 million, or 4.2%. The decrease in inventories over fiscal year end resulted primarily from lower finished goods balances at September 29, 2001. Accounts payable represented 33 days of payables outstanding at September 29, 2001 compared to 42 days of payables outstanding at December 30, 2000, a decrease of 21.4%. Short-term borrowings and current portion of long-term debt decreased $11.6 million as a result of pay-downs during the second and third quarters of 2001.

Investing and Financing Activities

   Capital expenditures for the nine months ended September 29, 2001 totaled $16.6 million, a decrease of $59.8 million from capital spending of $76.5 million during the same period in 2000. The Company anticipates capital expenditures in fiscal 2001 to be less than $30.0 million.

   On April 11, 2001, the Company entered into Amendment No.6 dated as of April 11, 2001 to its Credit Facility ("Amendment No. 6") which waived the leverage covenant default that existed as of March 31, 2001. The amendment modified the existing financial covenants relating to senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA. The amendment also increased the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limited capital expenditures to $35 million for fiscal year 2001, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. The Company did not complete any of the above transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by an additional 50 basis points. The Company continues to evaluate certain strategies, including those mentioned above, in order to reduce outstanding debt prior to year end. There can be no assurance that the Company will complete any transaction or that any transaction can be completed on terms and conditions acceptable to the Company.

   Amendment No. 6 also granted the Company a waiver with respect to the leverage covenant default which existed on March 31, 2001, through and including December 29, 2001 at which time the waiver expires. A failure by the Company to comply with the financial covenants under the Credit Facility, including the leverage ratio and fixed charge coverage ratio covenants, would result in an event of default under the Credit Facility. Based upon current operating projections, the Company would be in default under the leverage ratio and fixed charge coverage ratio covenants under the Credit Facility upon the expiration of the waiver. In addition, the Company is subject to a minimum net worth covenant under the Credit Facility. As a result of the Company's restructuring announced on November 5, 2001, at the end of the fourth quarter, the Company anticipates that it will not be able to meet the minimum net worth covenant. In the event the Company is unable to obtain an amendment to the Credit Facility or a waiver with respect to defaults under the Credit Facility, the lenders could declare all amounts outstanding under the Credit Facility immediately due and payable, or could take other actions such as preventing the Company from making required interest payments on its Senior Subordinated Notes. The failure by the Company to make such required interest payments would, following the expiration of a 30-day grace period, constitute an event of default under such Senior Subordinated Notes. The occurrence of any such events would have a material adverse effect on the Company.

   As a result of Amendment No. 6 the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements." At September 29, 2001, the net book value of loan acquisition costs related to the Company's Credit Facility was $16.3 million. The Company incurred approximately $3.4 million in loan acquisition costs pursuant to Amendment No. 6 during the third quarter of 2001 and $8.1 million for the nine months ended September 29, 2001.

   Net cash provided by financing activities for the nine months ended September 29, 2001 totaled $22.7 million as a result of borrowings under the Company's Credit Facility during the first quarter to support working capital requirements, finance capital expenditures and make required interest payments.

   On November 5, 2001, the Company announced that it will undertake a restructuring of its operations. The plan of restructuring, which will include manufacturing and business rationalization and work force consolidation, will be completed during fourth quarter 2001 and is expected to produce annual savings of $55 to $60 million, once fully implemented. As a result, the Company expects to take a restructuring charge during the three months ended December 29, 2001. The restructuring charge is currently expected to be less than $150 million, pretax, consisting of cash and non-cash components. Such charge, when taken, will reduce the Company's net worth which would result in a violation of the Company's minimum net worth covenant under the Company's Credit Facility. A reasonable estimate of the charge can only be determined when all aspects of the restructuring plan have been considered. The Company currently anticipates that the costs savings of the restructuring plan will be achieved through reduced overhead expenses, improved manufacturing efficiencies, lower payroll and related costs and reduced APEX(R) qualification and trial costs.

   The Company currently believes that current levels of operations, together with potential asset sales and other available sources of liquidity (including but not limited to borrowings under the Credit Facility), will be adequate through the end of fiscal 2001 to make required debt payments, including interest thereon, to permit anticipated capital expenditures and to fund the Company's working capital requirements. However, the Company currently anticipates that it will need an amendment to its Credit Facility or a waiver of the defaults in the covenants under the Credit Facility to continue to meet its liquidity needs. As of September 29, 2001, the Company's availability under its Credit Facility, together with cash and equivalents and short-term investments, approximated $73.0 million.

Effect of Inflation

   Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. For a discussion of certain raw material price increases during the quarter and nine months ended September 29, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Raw Material and Commodity Risks."

Foreign Currency

   The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the quarter and nine months ended September 29, 2001, see "Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Exchange Rate Risk."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt and Interest Rate Market Risk

  Variable Rate Debt

   The Credit Facility permits the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. At September 29, 2001, the Company had borrowings under the Credit Facility of $471.4 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.7 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

  Fixed Rate Debt

   The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at September 29, 2001 was approximately $221.8 million, which was less than its carrying value by approximately $369.7 million. A 100 basis points decrease in the prevailing interest rates at September 29, 2001 would result in an increase in the fair value of fixed rate debt by approximately $7.3 million. A 100 basis points increase in the prevailing interest rates at September 29, 2001 would result in a decrease in fair value of total fixed rate debt by approximately $7.3 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

   The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first nine months of 2001 certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe and Canada, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   For the nine months ended September 29, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $3.3 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

   The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polyethylene and polypropylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During 2000 raw material costs as a percentage of sales increased significantly from 37.9% of sales in 1999 to 41.0% of sales in 2000. This trend has continued in 2001 resulting in material costs increasing to 43.1% of sales during the third quarter and 43.9% for the first nine months. The increase in raw material cost has had a significant negative impact on operating income because the increase could not be passed on to customers because of overall market conditions. As in fiscal 2000 and the first nine months of 2001, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Safe Harbor Statement under the Private Securities Litigation Act of 1995

   This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, the inability of the Company to obtain an amendment to its Credit Facility or to obtain a waiver of defaults under the covenants under its Credit Facility, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

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

   Not applicable.

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

                                                     /S/ JAMES G. BOYD
                                          By: _________________________________
                                                       James G. Boyd
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                                   Treasurer and Director
                                                  (Principal Financial and
                                                    Accounting Officer)

November 13, 2001

                                 EXHIBIT INDEX

Exhibit
Number                        Document Description
------                        --------------------

  4.1   The 2001 Polymer Group Stock Option Plan. (1)

  4.2   Form of Stock Option Agreement for directors of the Company. (1)

  4.3   Form of Stock Option Agreement for employees of the Company. (1)

  11    Statement of Computation of Per Share Earnings.

 99.1   Press release dated November 5, 2001.

--------
(1)Incorporated by reference to the respective exhibits to the Company's Registration Statement on Form S-8 (Reg. No. 333-66338).