Form 10-K
period 2001-12-29
POLYMER GROUP INC
filed 2002-04-12
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4838 Jenkins Avenue North Charleston, South Carolina (Address of principal executive offices)	29405 (Zip Code)

Registrant's telephone number, including area code: (843) 566-7293

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of stock:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Company's voting stock held by nonaffiliates as of April 5, 2002 was approximately $10.7 million. As of April 5, 2002, there were 32,004,200 shares of common stock, par value $.01 per share outstanding.

Documents Incorporated By Reference

Notice of 2002 Annual Meeting of Stockholders and Proxy Statement—Part III

PART I

ITEM 1. BUSINESS

General

        Polymer Group, Inc. (the "Company") is a leading worldwide manufacturer and marketer of a broad range of nonwoven and oriented polyolefin products. The Company is one of the largest producers of spunbond and spunmelt products in the world, and employs the most extensive range of nonwovens technologies which allows it to supply products tailored to customers' needs at competitive prices. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost.

        The Company supplies engineered materials to a number of the largest consumer and industrial products manufacturers in the world. The Company has a global presence with an established customer base in both developed and developing markets. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

        The Company operates twenty-five manufacturing facilities (including its joint ventures in Argentina, China and Turkey) located in eleven countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the current and future needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technology in order to increase capacity, improve quality and develop new high-value structures. In December 1998, the Company completed construction and began commercial production on its first full-scale APEX® line in Benson, North Carolina. During 2000, two APEX® lines were completed in North Little Rock, Arkansas, with commercialization during the second half of 2000. The Company believes that its products, produced using APEX® technology, open up growth opportunities to the Company. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

        Management has built the Company through a series of capital expansions and strategic business acquisitions that have broadened the Company's technology base, increased its product lines and expanded its global presence. Moreover, the Company's world-wide resources have enabled it to better meet the needs of existing customers, to serve emerging geographic markets, and to exploit niche market opportunities through customer-driven product development.

        See "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form-10-K for a comprehensive discussion of the Company's financial and business restructuring undertaken in the latter part of fiscal 2001.

Industry Overview

        The Company competes primarily in the worldwide market for nonwovens, which is an approximately $10.9 billion market with an average annual sales growth rate of 8% expected over each of the next five years, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

        The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens, and therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 7.5% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 9.5% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens has grown an average of 8.0% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

        Nonwovens are categorized as either disposable (approximately 54% of worldwide industry sales with an average annual growth rate of 8.3%, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 46% of worldwide industry sales and an average annual growth rate of 7.5%, according to industry sources). The largest end uses for disposable nonwovens are for applications which include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns and drapes and woundcare sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wallcoverings and upholstery.

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

        With its development of the proprietary APEX® manufacturing process, the Company believes it can access new markets for its products. Products that incorporate fabric woven or knitted using the majority of traditional fibers are potential markets for APEX® products. The APEX® process requires substantially less labor than traditional textile manufacturing, offers greater design flexibility, and provides enhanced turnaround times for the end-use customer. Furthermore, the APEX® process can create unique products which cannot be manufactured through traditional processes.

Competitive Strengths

        The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

          Technological Leadership and Product Development. The Company believes it is a technological leader in developing and manufacturing nonwovens and oriented polyolefin products. The Company also believes that it is currently the only nonwovens producer that utilizes all of the commercially available nonwoven process technologies, including the exclusive use of its proprietary APEX® structural web technology, and holds multiple patents on yield and efficiency-enhancing manufacturing processes. The Company's research and development efforts are focused primarily on increasing its production capacity and improving its production processes, developing innovative products for new markets based on the Company's existing technologies, and developing new process technologies to enhance existing business and to enter new markets. In addition, the

  Company's multinational presence enables it to globally coordinate production initiatives and to co-develop new products directly with international customers.

          State-of-the-Art Manufacturing Capabilities. The Company believes that it has state-of-the-art manufacturing capabilities in both its nonwovens and oriented polyolefin product lines. The Company continues to enhance its production lines with internally developed, proprietary manufacturing technologies and has the capability of using multiple polymer/resin streams. The completion of the first full-scale commercial APEX® line in Benson, North Carolina and the completion of two additional APEX® lines in North Little Rock, Arkansas demonstrates the Company's commitment to maintaining and developing state-of-the-art manufacturing capabilities. During 2001, the Company underwent an impairment review of its long-lived assets in connection with its financial and business restructuring and accordingly recorded an asset impairment charge related to non-APEX® property, plant and equipment of $80.8 million. See "2001 Events and Recent Developments" in this Annual Report on Form 10-K for further discussion.

          Key Customer Relationships. The Company seeks to cultivate long-term relationships with key customers and works closely with its customers to develop advanced components for next generation products.

Business Strategy

        The Company's financial restructuring initiatives are outlined in "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K. A failure by the Company to complete its financial restructuring would result in a material adverse effect on the Company and also affect its ability to continue as a going concern. The Company's goals are to continue to grow its core businesses while developing new technologies to capitalize on a range of new product opportunities and expanded geographic markets. The Company intends to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. To achieve these goals, the Company's primary strategy focuses on:

          Continuous Improvement Aimed at Increasing Product Value. The Company is committed to continuous improvements throughout its business to increase product value. The Company's product design teams continuously seek to incorporate new materials and operating capabilities that enhance or maintain performance specifications. State-of-the-art equipment, much of which has been developed internally and is proprietary to the Company, has been designed and installed to continuously measure process parameters and maintain very narrow tolerances, resulting in higher levels of product consistency and reduced waste. The Company also holds multiple patents protecting yield and efficiency-enhancing manufacturing processes developed by its research and development staff. As a result, the Company's manufacturing processes allow for the production of a higher quality finished product than many of its competitors.

          Entrance into New Markets. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. Over the past seven years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28 million in 1993 to approximately $403.3 million in 2001.

Products

        The Company develops, manufactures and sells a broad array of nonwovens and oriented polyolefin products. Sales are focused in two product segments that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product segments include Consumer and Industrial and Specialty. (See Note 14 "Segments and Geographic Information" in the accompanying financial statements within this Annual Report on Form 10-K.)

  Consumer Segment

        The Consumer segment includes products within the hygiene, consumer wiping and medical categories. Sales of products in the Consumer segment represented approximately 57%, 56% and 57%, or $463.6 million, $486.3 million and $511.2 million, of the Company's consolidated net sales for 2001, 2000 and 1999, respectively.

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

  Industrial and Specialty Segment

        The Industrial and Specialty segment includes products such as cable wrap, house wrap, furniture and bedding applications, landscape and agriculture products, protective apparel, automotive, filtration, flexible packaging, and industrial wiping products used in clean room, food service, institutional and janitorial applications. Sales of products in the Industrial and Specialty segment represented approximately 43%, 44% and 43%, or $352.0 million, $375.7 million and $378.6 million, of the Company's consolidated net sales for 2001, 2000 and 1999, respectively.

        The Company's flexible packaging products utilize coated and uncoated oriented polyolefin fabrics which are used as lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, and coated bags for specialty chemicals and mineral fibers. Industrial wiping products include: (i) branded and unbranded, light to heavyweight, cloth wipes, towels and aprons; (ii) medium to heavyweight open weave towels; and (iii) cleaning and sanitizing wipes. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks. Specialty wipes consist of products designed to meet customer requirements and specifications.

Marketing and Sales

        The Company sells to customers in the domestic and international marketplace. Approximately 50%, 23%, 12%, 12% and 3% of the Company's 2001 net sales were from manufacturing facilities in the United States, Europe, Canada, Latin America and Asia, respectively. The Procter & Gamble Company and Johnson & Johnson, the Company's largest customers, each accounted for 13% of the Company's 2001 net sales. Sales to the Company's top 20 customers represented approximately 50% of the Company's 2001 net sales.

        The Company employs direct sales representatives who are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to the Company's products and service the small order size requirements typical of many end users.

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

        Nonwovens.    The Company believes that it has a comprehensive array of nonwoven manufacturing technologies which encompasses capabilities spanning the entire spectrum of nonwoven technologies. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry, wet or molten. The dry-laid process utilizes textile fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. The wet-laid process utilizes papermaking technology in which the fibers are suspended in a water slurry and deposited onto a moving screen, allowing the water to pass through and the fibers to collect. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient.

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

        Oriented Polyolefins.    The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools which feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. The Company operates coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. The Company also laminates oriented products to paper and has the additional capability of printing multiple colors on a wide-width printing press located in North America.

Competition

        The Company's primary competitors in its industrial and specialty product markets are: E.l. du Pont de Nemours & Co. ("DuPont"), Freudenberg Nonwovens L.P. ("Freudenberg") and BBA Group plc ("BBA") for nonwoven products; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

        The Company's primary competitors in its consumer product markets are DuPont, BBA and Kimberly-Clark Corporation. Generally, cost, distribution, utility, variety and innovation of product offerings, and technical capacity are the principal factors considered in consumer product end uses.

Raw Materials

        The primary raw materials used to manufacture most of the Company's products are polypropylene resin, polyester and polyester fiber, polyethylene and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated. During 2000, resin prices increased significantly resulting in increased raw material prices. This adversely affected the Company's results of operations for the full year because soft demand prevented the Company from passing such increased costs to its customers. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1. "Nature of Operations and Business Conditions" in the accompanying financial statements within this Annual Report on Form 10-K.

        The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V. and Exxon Mobil Chemical Company with smaller quantities purchased from Arco Polypropylene LLC and Aristech Chemical Corporation. The Company's major suppliers of polyester and polyester fiber are Wellman, Inc. and Dupont. Novacor Chemicals Inc. is the Company's major supplier for polyethylene and Crown Vantage Inc. is the major supplier of its tissue paper. The Company's major supplier of polypropylene fiber is FiberVisions L.L.C. The Company is also a purchaser of polyolefin films from Huntsman Packaging Corporation.

        The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of certain of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured. As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity. In addition, there can be no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements. The Company has not experienced any significant disruptions in supply as a result of shortages in raw materials.

Environmental

        The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review, the Company believes that it is currently in substantial compliance with applicable environmental requirements.

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

Inventory and Backlogs

        Inventories at December 29, 2001 were approximately $116.0 million, a decrease of $6.8 million over inventories at December 30, 2000 of $122.8 million due primarily to a $10.5 million decrease in consolidated finished goods, offset partially by a consolidated increase in raw materials of $3.5 million. The Company had approximately 63 days of inventory on hand at December 29, 2001 versus 77 days of inventory on hand at December 30, 2000, a decrease of approximately 9%. Unfilled orders as of December 29, 2001 and December 30, 2000 amounted to approximately $48.0 million and $52.9 million, respectively. The decline in unfilled orders at the end of 2001 versus 2000 is due primarily to lower sales volume.

Research and Development

        The Company's investment in research and development approximated $17.0 million, $18.9 million and $17.2 million during 2001, 2000 and 1999, respectively.

Seasonality

        Use and consumption of the Company's products does not fluctuate significantly due to seasonality.

Employees

        As of December 29, 2001, the Company employed approximately 4,040 persons. Of this total, approximately 1,670 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 18.2% of the Company's labor force are covered by collective bargaining agreements that will expire in 2002. During 2001 there were no unionizing attempts. The Company considers its employee relations to be good.

Fiscal 2001 Events and Recent Developments

Fiscal 2001 Events

        Events Leading to Financial and Business Restructuring—During the first quarter of 2001, the Company announced that its operating results would be substantially below prior expectations due to a number of factors that were a carry-over from 2000. First, demand for certain high margin consumer products did not return to forecasted levels resulting in certain specialized manufacturing assets remaining under utilized. Second, the commercialization periods of certain APEX® programs have been longer than anticipated, and the expected ramp-up of APEX® products failed to materialize during 2001. Third, raw material prices did not decline as anticipated, and soft demand prevented the Company from passing the increased raw material costs along to customers. Fourth, pricing pressure and margin erosion within the spunmelt technologies continued to impact results of operations. Fifth, the Company experienced order reductions and an unfavorable shift in product mix due to certain customers' adjustments, and demand for certain consumer products failed to accelerate as originally expected. Finally, the Company incurred increased interest expenses due to a higher average amount of indebtedness outstanding resulting from increased capital spending, primarily during fiscal year 2000, and a failure to comply with the covenants of Amendment No. 6 to the Credit Facility (as defined), as described below.

        Due to the impact of these factors on results of operations for fiscal year 2000 and the first quarter of 2001, as of March 31, 2001, the Company was not in compliance with the leverage covenant contained in the Credit Facility and, therefore, was in default thereunder. On April 11, 2001, the Company entered into Amendment No. 6 to the Credit Facility, dated as of April 11, 2001 ("Amendment No. 6"), which waived the leverage covenant default that existed as of March 31, 2001. Amendment No. 6 modified the existing financial covenants relating to the senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization"). Amendment No. 6 also increased the interest rate on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260.0 million, limited capital expenditures to $35.0 million for fiscal year 2001, restricted the Company from incurring new indebtedness or creating certain liens, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the Senior Secured Lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. The Company did not complete any of the above transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by an additional 50 basis points. As a result of Amendment No. 6, the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs.

        Due to the continuing impact of the factors described above on operations, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant on December 29, 2001 as provided in Amendment No. 6, as of December 29, 2001 the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007 and the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which include the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, is scheduled to end on May 15, 2002 and prevents the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        Financial Restructuring—Because the Company was unable to reduce amounts outstanding under the Credit Facility through asset dispositions on acceptable terms, Dresdner Kleinwort Wasserstein was retained as financial advisor on October 2, 2001 to assist in exploring various restructuring options. During November and December of 2001 and January and February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. Beginning in December of 2001 and continuing through February of 2002, some of these potential investors conducted due diligence investigations of the Company and its operations.

        In evaluating the various restructuring options, the Company decided to maintain negotiations with CSFB Global Opportunity Partners, L.P. ("GOP"), the principal holder of the Senior Subordinated Notes (as defined). The Company determined that GOP afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. GOP informed the Company that it owns approximately 67% of the Senior Subordinated Notes. Members of the Company's senior management, GOP and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOP on March 15, 2002 setting forth the proposed terms of the recapitalization plan, including the restructuring.

        The material elements of the restructuring include: (i) GOP contributing $50 million in cash and $394.4 million of Existing Notes currently owned by GOP (including accrued, but unpaid interest thereon through the date of the transaction) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for 22,402,904 newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principal amount of the Existing Notes not owned by GOP exchanging their notes for either New Senior Subordinated Notes or New Senior Subordinated Discount Notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders. Additional discussion regarding the financial restructuring is continued under "Recent Developments" below.

        Business Restructuring—The Company anticipated that the confluence of negative factors described above would generally subside during the latter part of 2001, particularly during the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 70 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million ($4.2 million, net of tax) during the three months ended December 29, 2001. The total charge in the fourth quarter consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S., that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001.

        In connection with the restructuring undertaken in the fourth quarter of 2001, and based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million for the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European nonwovens business. After careful assessment of various factors relevant to these assets, including the continuation of those factors previously described, combined with lower than expected operating results, particularly in the fourth quarter, and in connection with the comprehensive business realignment previously discussed, the Company wrote-down the value of such assets to their estimated fair market value.

        As part of the Company's restructuring, approximately $1.9 million of expenses were incurred in the fourth quarter of 2001 related to professional and other related services provided in connection with the restructuring.

Recent Developments

        On March 25, 2002, a group of creditors holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary petition under Chapter 11 of the U.S. bankruptcy code in the U.S. Bankruptcy Court for the District of South Carolina. On April 2, 2002, the Company reached an agreement in principal with the petitioning creditors to have the involuntary petition dismissed. The agreement contemplates that the Company will negotiate in good faith with the petitioning creditors over the terms of the Company's announced exchange offer, and provides for the reimbursement by the Company of certain fees and expenses of the petitioning creditors. The agreement also provides that for as long as the Company and the petitioning creditors are continuing to negotiate the terms of the exchange offer until May 12, 2002, such creditors will forbear from exercising any of their rights or remedies as a result of the default by the Company under the Senior Subordinated Notes. In the event the Company is unable to complete the exchange offer on terms acceptable to the Company, or if the Company determines that it is otherwise necessary, the Company may seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws. Any such action could take place prior to May 12, 2002.

DESCRIPTION OF CERTAIN INDEBTEDNESS

        Credit Facility—The Company's Credit Facility provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Credit Facility may be used for letters of credit of which approximately $15.7 million was outstanding on December 29, 2001. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Credit Facility for borrowings and outstanding letters of credit. All indebtedness under the Credit Facility is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Credit Facility are generally equal to a percentage of the daily unused amount of such commitment. The Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

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

        Under the terms of the Forbearance Agreement with the Senior Secured Lenders, the Company is prevented from making any additional borrowings under the Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Credit Facility are required to be made under the base rate option.

        See "2001 Events and Recent Developments" in this Annual Report on Form 10-K for further discussion of the covenant defaults under the Company's Credit Facility.

        Senior Subordinated Notes—In March 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "March 1998 Notes") in a private placement transaction pursuant to an indenture dated as of March 1, 1998. In August 1998, the Company completed its exchange of $200 million of the March 1998 Notes, Series B (the "8 3/4% Senior Subordinated Notes") which have been registered for public trading for all outstanding March 1998 Notes. In July 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "July 1997 Notes") in a private placement transaction pursuant to an indenture dated as of July 1, 1997. In October 1997, the Company completed its exchange of the $400 million of July 1997 Notes, Series B (the "9% Senior Subordinated Notes"), which have been registered for public trading for all the outstanding July 1997 Notes.

        The 8 3/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The

Senior Subordinated Notes indentures contain several covenants, including limitations on: (i) indebtedness; certain restricted payments, liens, transactions with affiliates, dividend and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales. In addition, in the event of certain defaults under the Credit Facility, the Senior Secured Lenders under the Credit Facility may exercise a right to block any payments of interest or principal on the Senior Subordinated Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the Senior Subordinated Notes.

        See "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K for further discussion of the payment defaults under the Senior Subordinated Notes.

        During the second quarter of 2000 the Company purchased $5.0 million principal amount of its 9% Senior Subordinated Notes and $3.5 million principal amount of its 8 3/4% Senior Subordinated Notes. The Company recognized an extraordinary gain of $0.7 million, net of taxes, on the retirement of these Senior Subordinated Notes. Amendment No. 6 prevented the Company from executing further purchase transactions of its outstanding Senior Subordinated Notes.

Safe Harbor Statement

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, the existing defaults in the Company's outstanding long-term indebtedness and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

Location	Total Square Feet		Principal Function
North Little Rock, Arkansas (Plant 1)	415,000		Manufacturing and Warehousing
North Little Rock, Arkansas (Plant 2)	119,000		Manufacturing and Warehousing
Rogers, Arkansas	238,000		Manufacturing and Warehousing
Gainesville, Georgia	121,000	(1)	Manufacturing and Warehousing
Kingman, Kansas	190,000		Manufacturing, Marketing, Warehousing and Administration
Dayton, New Jersey	30,000	(2)	Administration

Landisville, New Jersey	245,000		Manufacturing, Sales, Marketing and Research and Development
Vineland, New Jersey	83,500	(3)	Warehousing
Albany, New York	83,000	(1)	Manufacturing and Warehousing
Benson, North Carolina	469,000		Manufacturing, Sales, Marketing and Warehousing
Raleigh, North Carolina	5,300	(1)	Administration
Mooresville, North Carolina	114,300		Manufacturing, Sales, Marketing, Research and Development and Warehousing
Mooresville, North Carolina	10,577	(1)	Administration, Sales and Marketing
Mooresville, North Carolina	356,000		Manufacturing, Warehousing and Administration
Portland (Clackamas), Oregon	30,000		Manufacturing
North Charleston, South Carolina	16,500	(3)	Corporate
Clearfield, Utah	100,000	(1)	Manufacturing and Warehousing
Waynesboro, Virginia	207,000		Manufacturing, Warehousing, Marketing and Research and Development
Waynesboro, Virginia	125,500	(1)	Warehousing
Mississauga, Ontario	2,900	(1)	Sales and Marketing
North Bay, Ontario	350,000		Manufacturing
North Bay, Ontario	80,000	(1)	Warehousing
Magog, Quebec	732,000		Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec	68,500	(1)	Administration
Bailleul, France	410,000		Manufacturing, Marketing, Warehousing and Administration
Neunkirchen, Germany	560,000		Manufacturing, Sales, Marketing and Warehousing
Cuijk, The Netherlands	415,000		Manufacturing, Sales, Marketing, Warehousing and Research and Development
Tilburg, The Netherlands	29,052	(1)	Manufacturing, Marketing, Warehousing and Administration
Buenos Aires, Argentina	79,000	(4)	Manufacturing, Marketing, Warehousing and Administration
Guadalajara, Mexico	6,200	(1)	Sales, Marketing and Warehousing
Cali, Colombia	68,000		Manufacturing, Marketing, Warehousing and Administration
Monterrey, Mexico	2,325	(1)	Sales, Marketing and Warehousing
Mexico City, Mexico	9,850	(1)	Sales, Marketing and Warehousing
San Luis Potosi, Mexico	100,000		Manufacturing, Warehousing and Marketing
Istanbul, Turkey	113,700	(5)	Manufacturing, Marketing, Warehousing and Administration
Nanhai, China	213,050	(6)	Manufacturing, Marketing, Warehousing and Administration
Molnlycke, Sweden	37,000	(1)	Manufacturing
Guntown, Mississippi	100,000	(1)	Manufacturing and Warehousing

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

(6)
80% interest joint venture (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently a party to various claims and legal actions which arise in the ordinary course of business. The Company currently believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the New York Stock Exchange, under the symbol PGI. Amendment No. 6 to the Credit Facility prevents the Company from paying dividends on its common stock. The following table sets forth for the calendar periods the high and low market prices of the Company's common stock.

	2001
	High	Low
First Quarter	$7.68	$0.90
Second Quarter	3.50	1.15
Third Quarter	3.40	1.30
Fourth Quarter	1.95	0.66
	2000
	High	Low
First Quarter	$19.41	$7.97
Second Quarter	13.72	7.12
Third Quarter	9.60	6.50
Fourth Quarter	7.95	4.61

        As of April 1, 2002, there were 152 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years ended and the balance sheet data as of December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000	January 2, 1999	January 3, 1998
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$815,566	$862,035	$889,795	$802,948	$535,267
Cost of goods sold	676,871	670,012	650,185	599,894	402,058

Gross profit	138,695	192,023	239,610	203,054	133,209
Selling, general and administrative expenses	111,474	107,460	119,385	97,499	74,600
Asset impairment	181,190
Plant realignment costs	7,441	—	—	—	—
Special charges	1,850

Operating income (loss)	(163,260)	84,563	120,225	105,555	58,609
Other (income) expense:
Interest expense, net	99,406	91,805	71,882	67,444	30,499
Investment (income) loss, net	5,290	—	(2,942)	(795)	(11,880)
Foreign currency and other	5,408	549	(739)	806	(452)
Income taxes (benefit)	(25,803)	(2,727)	18,584	14,157	13,009

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(247,561)	(5,064)	33,440	23,943	27,433
Extraordinary item, net of income taxes (benefit)	—	741	—	(2,728)	(12,005)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(1,511)	—

Net income (loss)	$(247,561)	$(4,323)	$33,440	$19,704	$15,428

Per Share Data:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle per common share—basic	$(7.74)	$(.16)	$1.05	$.75	$.86

Income (loss) before extraordinary item and cumulative effect of change in accounting principle per common share—diluted	$(7.74)	$(.16)	$1.04	$.75	$.86

Cash dividends	$.02	$.08	$.02	$—	$—

Operating and other data:
Cash provided by operating activities	$10,496	$51,477	$107,400	$74,074	$18,362
Cash provided by (used in) investing activities	(21,377)	(107,818)	(224,620)	131,343	(491,901)
Cash provided by (used in) financing activities	34,417	46,725	106,766	(194,440)	485,953
Gross margin (a)	17.0%	22.3%	26.9%	25.3%	24.9%
EBITDA (b)	$105,504	$156,828	$186,771	$164,880	$98,921
EBITDA margin (c)	12.9%	18.2%	21.0%	20.5%	18.5%
Depreciation and amortization	$78,283	$72,265	$66,546	$59,325	$40,312
Capital expenditures	21,440	86,022	189,996	90,096	60,144
Balance sheet data (at end of period):
Cash and equivalents and short-term investments	$46,453	$30,588	$56,295	$58,308	$50,190
Working capital (deficit)	(872,336)	190,459	188,905	212,456	220,025
Total assets	1,232,214	1,507,994	1,466,246	1,282,967	1,627,753
Total debt, excluding short-term bridge financing during 1997	1,099,230	1,056,149	987,092	866,499	745,136
Minority interest	—	—	—	—	54,730
Shareholders' equity (deficit)	(48,862)	226,235	242,284	220,125	199,090

See Notes to Selected Consolidated Financial Data.

Notes to Selected Consolidated Financial Data

(a)
Gross margin represents gross profit as a percentage of net sales.

(b)
EBITDA is defined as operating income (loss) plus depreciation, amortization and Mexican statutory employee profit sharing and excludes unusual items consisting of asset impairment, plant realignment and special charges. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(c)
EBITDA margin represents EBITDA (defined above) as a percentage of net sales.

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

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Net sales:
Consumer	56.8%	56.4%	57.5%
Industrial and Specialty	43.2	43.6	42.5

	100.0	100.0	100.0
Cost of goods sold:
Material	43.9	41.0	37.9
Labor	8.6	8.7	8.9
Overhead	30.5	28.0	26.3

	83.0	77.7	73.1

Gross profit	17.0	22.3	26.9
Selling, general and administrative expenses	13.7	12.5	13.4
Asset impairment	22.2	—	—
Plant realignment costs	0.9	—	—
Special charges	0.2	—	—

Operating income (loss)	(20.0)	9.8	13.5
Other (income) expense:
Interest expense, net	12.2	10.6	8.1
Investment (income) loss, net	0.6	—	(0.3)
Foreign currency and other	0.7	0.1	(0.1)

Income (loss) before income taxes (benefit) and extraordinary item	(33.5)	(0.9)	5.8
Income taxes (benefit)	(3.2)	(0.3)	2.1

Income (loss) before extraordinary item	(30.3)	(0.6)	3.7
Extraordinary item, net of income taxes	—	0.1	—

Net income (loss)	(30.3)%	(0.5)%	3.7%

Comparison of Year Ended December 29, 2001 and December 30, 2000

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for 2001 and the corresponding decrease from 2000:

	Fiscal Year
				% Decrease
	2001	2000	Decrease
	(Dollars in thousands)
Net sales:
Consumer	$463.6	$486.3	$(22.7)	(4.7)%
Industrial and Specialty	352.0	375.7	(23.7)	(6.3)

	$815.6	$862.0	$(46.4)	(5.4)

Operating income (loss):
Consumer	$29.1	$62.2	$(33.1)	(53.3)%
Industrial and Specialty	(1.9)	22.4	(24.3)	(108.5)

	27.2	84.6	(57.4)	(67.8)
Asset impairment	(181.2)	—	(181.2)	—
Plant realignment costs	(7.4)	—	(7.4)	—
Special charges	(1.9)	—	(1.9)	—

	$(163.3)	$84.6	$(247.9)	(293.1)

Net Sales

        Consolidated net sales were $815.6 million in 2001, a decrease of $46.4 million or 5.4% over 2000 consolidated net sales of $862.0 million. The decrease in net sales was due primarily to lower sales volume of $19.4 that is discussed in more detail below. Foreign currency had a negative impact on sales of $10.7 million and pricing pressure and product mix issues resulted in a decline in sales of $16.3 million.

        Consumer net sales were $463.6 million in 2001 compared to $486.3 million in 2000, a decrease of $22.7 million or 4.7%. Certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels. Competitive pricing pressure continued within the spunmelt market resulting in lower selling prices. Foreign currencies, predominantly in Europe and Canada were weaker against the U.S. dollar during 2001 compared to 2000. The reductions in sales have been partially offset by an increase in medical supplies sales that had been declining.

        Industrial and Specialty net sales were $352.0 million in 2001 compared to $375.7 million in 2000, a decrease of $23.7 million or 6.3%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX® technology have resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe and Canada, against the U.S. dollar in 2001 compared to 2000.

Operating Income (Loss)

        The consolidated operating loss for fiscal 2001 was $(163.3) million due primarily to unusual charges recorded during the fourth quarter that included asset impairment, plant realignment and special charges as discussed below. Excluding the unusual items, consolidated operating income was $27.2 million in 2001, a decrease of $57.4 million or 67.8% from 2000 consolidated operating income of $84.6 million due to lower operating results in each business segment.

        Consumer operating income before unusual charges was $29.1 million in 2001 compared to $62.2 million in 2000, a decrease of $33.1 million or 53.3%. Certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels. Competitive pricing pressure continued within the spunmelt technology resulting in lower selling prices. Foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar during 2001 compared to 2000. The cost of raw material inputs did not decrease as expected, and these costs could not be passed along to customers due to soft demand. Total consolidated energy costs have increased from 2000 to 2001 by approximately $4.4 million. Selling, general and administrative costs increased approximately $2.1 million as a result of the Company acquiring a majority share in its joint venture in Argentina during mid-2000 (see Note 3. "Acquisitions" in the accompanying financial statements within this Annual Report on Form 10-K for more detail on the acquisition).

        Industrial and Specialty operating loss before unusual charges was $(1.9) million in 2001 compared to $22.4 million in 2000, a decrease of $24.3 million or 108.5%. During 2001 the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. Commercialization periods for certain products developed using the APEX® technology have been longer than anticipated, and expected ramp-up of APEX® products failed to materialize during 2001 resulting in increased APEX® costs over year 2000. In 2001 there was increased depreciation relating to the ramp up of the third APEX® line. Certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in 2001 versus 2000. Raw material inputs did not decrease as expected and these costs could not be passed along to customers due to soft demand. In addition, selling, general and administrative costs were negatively affected by higher provisions for bad debt within certain businesses during fiscal 2001.

Asset Impairment, Plant Realignment and Special Charges

        The Company anticipated that the confluence of negative factors described above under "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K would generally subside during the latter part of 2001, particularly during the fourth quarter. However, the anticipated recovery within the Company's businesses did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 70 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million ($4.2 million, net of tax) during the three months ended December 29, 2001 in accordance with Emerging Issues Tasks Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The total charge in the fourth quarter consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S., that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001 in accordance with EITF 94-3.

        In connection with the restructuring undertaken in the fourth quarter of 2001, and based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million for the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European nonwovens business. After careful assessment of various factors relevant to these assets, including the continuation of those factors previously described, combined with lower than expected operating results, particularly in the fourth quarter, and in connection with the comprehensive business realignment previously discussed, the Company wrote-down the value of such assets to their estimated fair market value based on estimated discounted future cash flows or third party appraisals.

        As part of the Company's restructuring, approximately $1.9 million of expenses were incurred in the fourth quarter of 2001 related to professional and other related services provided in connection with the restructuring.

        These charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        Interest expense increased $7.6 million, from $91.8 million in 2000 to $99.4 million in 2001. The increase in interest expense is due to a higher average amount of indebtedness outstanding resulting from increased capital spending related to the Company's APEX® expansion, primarily during fiscal 2000. The increased interest expense period over period was partially offset by a decrease in the Company's effective borrowing rates during 2001. However, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Credit Facility increased by an additional 50 basis point as described in "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K.

        During the fourth quarter of 2001 the Company recognized investment losses of $5.3 million resulting from an unrealized, non-cash valuation loss on short term investments deemed to be "other than temporary" under Staff Accounting Bulletin No. 59. Such losses were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. Foreign currency losses increased to $5.4 million in 2001 from $0.5 million in 2000. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $2.7 million during December 2001, net of minority interest adjustments, related to its Argentina majority-owned subsidiary. During the second quarter of 2000, the Company recorded a gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes. Such gain was recorded as an extraordinary item in fiscal 2000.

        As a result of Amendment No. 6, the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements."

Income Taxes (Benefit)

        The Company recorded an income tax benefit of $25.8 million in 2001, representing an effective tax benefit rate of 9.4%. Excluding the unusual items recorded during fiscal 2001, as previously discussed, the Company's effective tax benefit rate was approximately 28%. The effective benefit rate differed from the statutory benefit rate as a result of non-deductible charges, predominantly goodwill, and to an increase in the Company's valuation allowance between fiscal 2001 and 2000, recorded primarily to provide reserves for net operating losses substantially generated during 2001. At December 29, 2001, the Company had: (i) operating loss carryforwards of approximately $144.5 million for federal income tax purposes expiring beginning in the year 2020; (ii) German loss carryforwards of $17.7 million with no expiration date; and (iii) Canadian capital loss carryforwards of approximately $4.6 million with no expiration date. No accounting recognition has been given to the potential income tax benefit related to the loss carryforwards. During 2000 the Company recorded an income tax benefit of $2.7 million, representing an effective tax benefit rate of 35.0% before extraordinary item.

Net Income (Loss)

        Net income (loss) decreased $243.2 million from a loss of $(4.3) million, or $(0.13) per diluted share, in 2000 to a loss of $(247.6) million, or $(7.74) per diluted share, in 2001 as a result of the above mentioned factors.

Comparison of Year Ended December 30, 2000 and January 1, 2000

        The following table sets forth components of the Company's net sales and operating income by segment for 2000 and the corresponding decrease from 1999:

	Fiscal Year
				% Decrease
	2000	1999	Decrease
	(Dollars in thousands)
Net sales:
Consumer	$486.3	$511.2	$(24.9)	(4.9)%
Industrial and Specialty	375.7	378.6	(2.9)	(0.8)

	$862.0	$889.8	$(27.8)	(3.1)%

Operating income:
Consumer	$62.2	$94.0	$(31.8)	(33.8)%
Industrial and Specialty	22.4	26.2	(3.8)	(14.5)

	$84.6	$120.2	$(35.6)	(29.6)%

Net Sales

        Consolidated net sales were $862.0 million in 2000, a decrease of $27.8 million or 3.1% over 1999 consolidated net sales of $889.8 million.

        Consumer net sales were $486.3 million in 2000 compared to $511.2 million in 1999, a decrease of $24.9 million or 4.9%. This decrease is due to lower sales of certain high margin wiping products to certain customers and overall lower sales to certain consumer products customers during 2000. In addition the trend continued from 1999 of an industry-wide over-capacity position resulting in increased competition and pricing pressure within the spunmelt market. Net sales were also negatively impacted by the weak Euro throughout 2000 and a slower than anticipated ramp-up of sales of products utilizing APEX® technology.

        Industrial and Specialty net sales were $375.7 million in 2000 compared to $378.6 million in 1999, a decrease of $2.9 million or 0.8%. Higher volume shipments offset by the continued trend during 2000 of sales of lower margin products and lower than anticipated selling prices resulted in flat growth in this segment during 2000. In addition the weak Euro throughout 2000 negatively impacted sales.

Operating Income

        Consolidated operating income was $84.6 million in 2000, a decrease of $35.6 million or 29.6% from 1999 consolidated operating income of $120.2 million.

        Consumer operating income was $62.2 million in 2000 compared to $94.0 million in 1999, a decrease of $31.8 million or 33.8%. This decrease is due in part to lower sales of certain high margin wiping products to certain customers during 2000. In addition the trend continues from 1999 of an industry-wide over-capacity position resulting in increased competition and pricing pressure within the spunmelt market. Operating income was also negatively impacted by the weak Euro and continued raw material price increases throughout 2000 that the Company was not able to pass on to customers as a result of lower demand.

        Industrial and Specialty operating income was $22.4 million in 2000 compared to $26.2 million in 1999, a decrease of $3.8 million or 14.5%. This decrease was due to higher period expenses associated with the Company's two new APEX® lines, offset in part by the achievement of initiatives designed to mitigate development and product qualification costs. Operating income was also negatively impacted by the weak Euro and continued raw material price increases throughout 2000 that the Company was not able to pass on to customers.

        Offsetting the negative impacts to operating income in both segments was a reduction of selling, general and administrative expenses as a percentage of net sales from 13.4% in 1999 to 12.5% in 2000.

Interest Expense, Other and Extraordinary Item

        Interest expense increased $19.9 million, from $71.9 million in 1999 to $91.8 million in 2000. The increase in interest expense is primarily due to a higher average amount of indebtedness outstanding resulting from increased capital spending, principally on the Company's two new APEX® lines, and an increase in interest rates resulting from higher outstanding debt balances. The Company recognized gains on marketable securities of $2.9 million in 1999. In addition, foreign currency losses were approximately $0.5 million in 2000 compared to gains of approximately $0.7 million in 1999. During the second quarter of 2000, the Company recorded a gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes that was recorded as an extraordinary item.

Income Taxes (Benefit)

        The Company recorded an income tax benefit of $2.7 million in 2000, representing an effective tax benefit rate of 35.0% before extraordinary item. During 1999 the Company recorded income taxes of $18.6 million, representing an effective tax rate of 35.7%.

Income (Loss) Before Extraordinary Item and Net Income (Loss)

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

Liquidity and Capital Resources

Operating Activities

        The Company generated cash from operations of $10.5 million in 2001 as compared to $51.5 million in 2000. The decrease in cash generated from operations of $41.0 million in 2001 is primarily a result of a reduction in operating income, excluding asset impairment charges, of $66.6 million. Increased interest expense due to a higher average amount of indebtedness outstanding and a failure to complete certain transactions required under the Credit Facility negatively impacted cash generated from operations as did cash costs associated with the Company's restructuring in the latter part of 2001.

        The Company had a working capital deficit of approximately $872.3 million at December 29, 2001 due primarily to the reclassification of all amounts outstanding under the Company's Senior Subordinated Notes and Credit Facility to a current liability at such date due to the Company's covenant default. Excluding the current portion of indebtedness, working capital was $204.7 million at December 29, 2001, relatively unchanged from working capital, excluding current potion of indebtedness, at December 30, 2000 of $204.0 million. Accounts receivable on December 29, 2001 was $125.6 million as compared to $136.7 million on December 30, 2000, a decrease of $11.1 million or approximately 8%. Accounts receivable represented approximately 56 days of sales outstanding at December 29, 2001 as compared to 58 days outstanding on December 30, 2000, an increase of approximately 7%. Inventories at December 29, 2001 were approximately $116.0 million, a decrease of $6.8 million over inventories at December 30, 2000 of $122.8 million due primarily to a $10.5 million decrease in consolidated finished goods, offset partially by a consolidated increase in raw materials of $3.5 million. The Company had approximately 63 days of inventory on hand at December 29, 2001 versus 77 days of inventory on hand at December 30, 2000, a decrease of approximately 9%. Accounts payable at December 29, 2001 was $46.4 million as compared to $61.6 million on December 30, 2000, a decrease of $15.2 million or approximately 25%. Accounts payable represented 25 days of payables outstanding at December 29,

2001 compared to 34 days of payables outstanding on December 30, 2000. As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Refer to "Certain Indebtedness" within this Annual Report on Form 10-K for a complete description of the Company's Senior Subordinated Notes and Credit Facility. The following table provides detail on the revolving credit and term loan components of the Company's Credit Facility at December 29, 2001 and December 30, 2000 (in thousands):

	2001	2000
Revolving Credit (excluding letters of credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$145,000
Revolving Credit B (Canadian borrowings)	6,325	10,042

Total Revolving Credit	216,325	155,042

Term Loans (all U.S. borrowings):
Term Loan B	121,000	122,000
Term Loan B-1	48,560	49,040
Term Loan C	98,500	99,500

Total Term Loans	268,060	270,540

Total amounts outstanding under Credit Facility	$484,385	$425,582

        Capital expenditures for 2001 totaled $21.4 million, a decrease of $64.6 million from capital spending of $86.0 million in 2000. During 2000 the Company completed the final two APEX® lines and additional lines associated with its international expansion.

        As discussed under "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K, as of March 31, 2001, the Company was in non-compliance with the leverage covenant contained in the Credit Facility and was, therefore, in default thereunder. On April 11, 2001, the Company entered into Amendment No.6 which waived the leverage covenant default that existed as of March 31, 2001 and granted the Company a waiver with respect to the default under the leverage covenant through and including December 29, 2001, at which time the waiver expired. The amendment substantially modified certain provisions of the Credit Facility as previously discussed. Accordingly, the Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the Senior Secured Lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through the execution of certain transactions. The Company did not complete any of the requisite transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by an additional 50 basis points.

        Due primarily to a competitive economic environment and certain other factors as previously discussed, and the Company's inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant on December 29, 2001 as provided in Amendment No. 6, as of December 29, 2001, the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes constituted an event of default under such notes.

        On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement, under which the Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which include the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, is scheduled to end on May 15, 2002, and prevents the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        As a result of the Company's default under the Credit Facility and Senior Subordinated Notes, all principal amounts outstanding under the Credit Facility and all principal amounts outstanding under the Senior Subordinated Notes at December 29, 2001 have been classified as a current liability in the Company's consolidated balance sheet at such date. Refer to the table in "Leases and Commitments" below for long-term debt maturities.

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up Saudi Arabian state-of-the-art nonwovens production line (the "Saudi Venture"). Over the course of 2001, the Company funded approximately $4.4 million representing its pro-rata share for the construction costs of this line in Saudi Arabia. The Company is not permitted to acquire more than a 45% interest in the Saudi Venture pursuant to Amendment No. 6. The Saudi Venture and the Company's equity stake are currently under review pending finalization of the Investment Approval Application (the "IAA") between the Company and its partner and the approval of the IAA by the Saudi Arabian government. The Company expects to receive the final outcome of the review during the second quarter of fiscal 2002. However, in the event the Company and its partner are unable to agree on final terms of the Saudi Venture acceptable to the Company, the Saudi Venture would not be able to obtain approval of the IAA from the Saudi Arabia government. Moreover, the Company may not be able to recover its pro-rata share of construction costs funded to date. The Company has not guaranteed any indebtedness of the non-consolidated Saudi Venture.

        During 2000, the Company acquired an additional 10% interest in Dominion Nonwovens Sudamerica S.A. ("DNS"), its Argentine joint venture. The 10% acquisition increased the Company's 50% interest in DNS to a 60% interest. DNS manufactures and markets nonwoven products for predominant use in consumer applications. DNS has two bank facilities denominated in U.S. dollars of approximately $11.2 million at December 29, 2001 with current maturities of approximately $4.5 million in 2002. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at December 29, 2001 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. As a result, the Company recognized foreign currency losses of approximately $2.7 million in December 2001, net of minority interest adjustments, related to the DNS U.S. dollar debt. At December 29, 2001, DNS had cash and cash equivalents on hand of approximately $0.5 million and working capital of $4.8 million, excluding current debt. Including current debt, DNS working capital was approximately $0.3 million at December 29, 2001.

        During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS ("Vateks") and Nanhai Nanxin Non-Woven Co. Ltd. ("Nanhai"). The Company also acquired the assets of Mölnlycke Health Care AB ("Sweden"). Vateks, Nanhai and Sweden manufacture and market nonwoven products for predominant use in consumer and industrial applications.

        In order to support working capital requirements at Vateks, the Company has deposited over time approximately $6.0 million with a member of its European bank syndicate who in turn has funded an approximate equivalent amount to Vateks. The amount owed by Vateks to the bank member is secured by this deposit.

        Nanhai has a bank facility with a financial institution based in China. The facility is scheduled to mature in mid-2002 and at December 29, 2001, the approximate amount of outstanding indebtedness under the facility was $9.7 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at December 29, 2001. The Company currently intends to refinance the Nanhai debt in 2002. At December 29, 2001, Nanhai had cash and cash equivalents on hand of approximately $1.2 million and working capital, excluding current debt, of approximately $6.9 million. Including current debt, the Nanhai working capital (deficit) was $2.8 million at December 29, 2001.

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. During fiscal 2001, such on-going costs, excluding certain statutory employee benefit refunds of approximately $1.3 million, approximated $2.1 million. Net of shared refunds and repatriations, Galey's cash reimbursement to the Company under terms of the MSA was approximately $0.5 million for the fiscal 2001 activity. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company.

        As part of the financing of the acquisition of Dominion, the Company received a $69.0 million investment from ZB Holdings, Inc. ("ZB Holdings"), an entity affiliated with the Company. This amount, including interest of approximately $0.6 million, was repaid during January 1998. In connection with this transaction, ZB Holdings requested consideration from the Company in return for providing a portion of the financing required to complete the tender offer for the outstanding shares of Dominion. Independent members of the Board of Directors engaged independent outside legal counsel and an independent banking firm to evaluate this request. Pursuant to the review, ZB Holdings received $5.3 million during 1998 from the Company that was capitalized a part of the cost of the acquisition in 1998.

        The Board of Directors declared a quarterly dividend of $0.02 per share each quarter in 2000. Amendment No. 6 to the Credit Facility currently prevents the Company from paying quarterly dividends on its Common Stock during fiscal 2001, and no dividends were paid following the first quarter. See "Fiscal 2001 Events and Recent Developments" in this Annual Report on Form 10-K.

Leases and Commitments

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases in the ordinary course of business. The leases on most of the properties contain renewal provisions. Third party/nonaffiliate rent expense (net of sub-lease income), including incidental leases, approximated $4.5, $5.9 and $6.0 million in 2001, 2000 and 1999, respectively. The Company leases a building under a non-cancelable lease expiring in June 2012 to an unrelated third party. Rental income approximated $2.4, $2.3 and $1.9 million in 2001, 2000 and 1999, respectively. The approximate net minimum rental payments (income) required or due under operating leases that have initial or non-cancelable lease terms in excess of one year at December 29, 2001 is presented in the following table. The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder for an approximate annual rental charge of $0.2 million. Additionally, the Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Annual rent expense relating to this lease approximated $0.2 million in 2001, 2000 and 1999, respectively.

        At December 29, 2001, the Company had commitments in the ordinary course of business of approximately $45.0 million related to the purchase of raw materials, maintenance and converting services and approximately $0.6 million related to capital projects. The Company had outstanding letters of credit, including the Nanhai letter of credit, at December 29, 2001 of approximately $15.7 million. A schedule of the Company's contractual and commercial commitments at December 29, 2001 is presented in tabular form below (in thousands):

	Payments Due By Period
Contractual Obligations
	Total	2002	2003	2004	2005	2006	Thereafter
Debt, excluding short-term borrowings	$1,086,819	$1,077,017	$5,352	$3,715	$401	$316	$18

Operating Leases
Third party/nonaffiliate lease expense	$15,570	$5,546	$4,577	$3,564	$1,381	$502	$—
Less: sub-lease income	(17,965)	(2,076)	(1,880)	(1,755)	(1,416)	(1,275)	(9,563)

	$(2,395)	$3,470	$2,697	$1,809	$(35)	$(773)	$(9,563)

Other Commercial Commitments	Total Amounts Committed
Purchase of raw materials, maintenance and converting services	$44,970
Capital expenditures	615
Letters of credit, including Nanhai	15,650

Effect of Inflation

        Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business during 1999. For a discussion of certain raw material price increases during 2001, see "Quantitative and Qualitative Disclosures About Market Risk—Raw Material and Commodity Risks."

Foreign Currency

        The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during fiscal years 2001 and 2000, see "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk."

Critical Accounting Policies And Other Matters

        The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, income taxes, intangible assets, restructuring related adjustments, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

        Business Combinations, Goodwill and Other Intangible Assets:    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be effective for fiscal years beginning after December 15, 2001.

        Impairment of Long-Lived Assets:    For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001.

        Accounts Receivable and Concentration of Credit Risks:    Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        Income Taxes:    The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgements, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company's consolidated financial statements.

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

Euro Conversion

        On January 1, 1999, member countries of the European Monetary Union began a three-year transition from their national currencies to a new common currency, the "euro". Permanent rates of exchange between members' national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. Euro currency has been issued and by July 2002, the respective national currencies will be withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. Costs of the euro conversion have not had a material impact on the results of operations or the financial condition of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Long-Term Debt and Interest Rate Market Risk

  Variable Rate Debt

        The Credit Facility permitted the Company to borrow up to $600 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Under the Forbearance Agreement with the Senior Secured Lenders, the Company is not permitted to borrow any amount under the revolving portion of the Credit Facility in excess of the amount outstanding at December 30, 2001. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency base rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein (plus a specified margin) of the Bankers' Acceptance Discount Rate referred to therein, at the Company's option. Under the Forbearance Agreement with the Senior Secured Lenders all borrowings are required to be made at the base rate. At December 29, 2001, the Company had borrowings under the Credit Facility of $484.4 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.8 million. The Company has an interest rate cap agreement that limits the amount of interest expense on $100 million of this debt to a LIBOR rate of 9%. The Company does not use derivative products for trading purposes.

  Fixed Rate Debt

        The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed-rate debt at December 29, 2001 was approximately $175.5 million, which was less than its carrying value by approximately $416.0 million. Both Moody's and Standard & Poors rating agencies have given the Company's fixed rate debt a "D" rating as a result of existing defaults. A 100 basis points decrease in the prevailing interest rates at December 29, 2001 would result in an increase in fair value of total fixed rate debt by approximately $5.3 million. A 100 basis points increase in the prevailing interest rates at December 29, 2001 would result in a decrease in fair value of total fixed rate debt by approximately $4.9 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during fiscal 2001 and 2000, certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Europe, weakened against the U.S. dollar and had a significant unfavorable impact on sales and operating income. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

        For the year ending December 29, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $1.8 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        The Argentine peso, which serves as the functional currency of an Argentine majority-owned subsidiary of the Company, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. For a brief period of time between the latter part of December 2001 and the first part of January 2002, trading in the Argentine peso was suspended. Thus, the AICPA International Task Force agreed that Emerging Issues Task Force No. D-12, "Foreign Currency Translation-Selection of Exchange Rate When Trading is Temporarily Suspended" ("EITF D-12") applies to the financial statement translation. EITF D-12 notes that in instances where there is a temporary suspension in trading of a foreign currency, the rate in effect when trading is resumed should be utilized. Regarding the Argentine peso, the January 11, 2002 market exchange rate (the floating rate) should be used to translate transactions subsequent to December 20, 2001 for translation of financial statements through the end of fiscal 2001. January 11, 2002 represented the date in which trading in this currency resumed. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $2.7 million during December 2001, net of minority interest adjustments.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During 2001 and 2000 raw material prices as a percentage of sales increased significantly from 37.9% of sales in 1999 to 41.0% of sales in 2000 and 43.9% in 2001. The increase in raw material cost had a significant negative impact on operating income because the increase could not be passed on to customers. As in 2001 and 2000, a significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. At December 29, 2001, the Company had commitments predominantly related to raw materials of approximately $45.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 29, 2001 and December 30, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that Polymer Group, Inc. will continue as a going concern. As more fully described in Note 1. "Nature of Operations and Business Conditions" ("Note 1") to the consolidated financial statements, the Company has incurred net losses of $247.6 million and $4.3 million during fiscal 2001 and 2000, respectively. In addition, the Company is in default under its existing Credit Facility and Senior Subordinated Notes. These conditions and their effect on the Company's liquidity may further restrict the Company's use of cash and raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 and Note 17. "Subsequent Event." The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                      /s/ Ernst & Young LLP

Greenville, South Carolina
March 15, 2002, except for Note 17,
as to which the date is April 2, 2002

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 29, 2001	December 30, 2000
A S S E T S
Current assets:
Cash and equivalents	$28,231	$12,276
Short-term investments	18,222	18,312
Accounts receivable, net	125,649	136,746
Inventories	115,953	122,751
Deferred income taxes	11,338	7,944
Other	26,486	43,028

Total current assets	325,879	341,057
Property, plant and equipment, net	711,567	858,338
Intangibles and loan acquisition costs, net	135,995	246,058
Deferred income taxes	30,655	37,057
Other	28,118	25,484

Total assets	$1,232,214	$1,507,994

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y (D E F I C I T)
Current liabilities:
Accounts payable	$46,384	$61,579
Accrued liabilities	60,267	53,407
Income taxes payable	1,620	2,917
Deferred income taxes	516	532
Short-term borrowings	12,411	18,605
Current portion of long-term debt	1,077,017	13,558

Total current liabilities	1,198,215	150,598
Long-term debt, less current portion	9,802	1,023,986
Deferred income taxes	53,106	82,574
Other noncurrent liabilities	19,953	24,601
Shareholders' equity (deficit):
Series preferred stock—$.01 par value, 10,000,000 shares authorized at 2001 and 2000; 0 shares issued and outstanding at 2001 and 2000	—	—
Common stock—$.01 par value, 100,000,000 shares authorized at 2001 and 2000; 32,004,200 shares issued and outstanding at 2001 and 2000	320	320
Non-voting common stock—$.01 par value; 3,000,000 shares authorized at 2001 and 2000; 0 shares issued and outstanding at 2001 and 2000	—	—
Additional paid-in capital	243,722	243,722
Retained earnings (deficit)	(241,935)	6,266
Accumulated other comprehensive (loss)	(50,969)	(24,073)

	(48,862)	226,235

Total liabilities and shareholders' equity (deficit)	$1,232,214	$1,507,994

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Fiscal Years Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Net sales	$815,566	$862,035	$889,795
Cost of goods sold	676,871	670,012	650,185

Gross profit	138,695	192,023	239,610
Selling, general and administrative expenses	111,474	107,460	119,385
Asset impairment	181,190	—	—
Plant realignment costs	7,441	—	—
Special charges	1,850	—	—

Operating income (loss)	(163,260)	84,563	120,225
Other expense (income):
Interest expense, net	99,406	91,805	71,882
Investment (income) loss, net	5,290	—	(2,942)
Foreign currency and other	5,408	549	(739)

	110,104	92,354	68,201

Income (loss) before income taxes (benefit) and extraordinary item	(273,364)	(7,791)	52,024
Income taxes (benefit)	(25,803)	(2,727)	18,584

Income (loss) before extraordinary item	(247,561)	(5,064)	33,440
Extraordinary item, net of taxes of $399	—	741	—

Net income (loss)	$(247,561)	$(4,323)	$33,440

Net income (loss) per common share:
Basic:
Average common shares outstanding	32,004	32,004	32,000
Income (loss) before extraordinary item	$(7.74)	$(.16)	$1.05
Extraordinary item, net of tax	—	.02	—

Net income (loss) per common share—basic	$(7.74)	$(.14)	$1.05

Diluted:
Average common shares outstanding	32,004	32,040	32,089
Income (loss) before extraordinary item	$(7.74)	$(.16)	$1.04
Extraordinary item, net of tax	—	.02	—

Net income (loss) per common share—diluted	$(7.74)	$(.13)	$1.04

Cash dividends	$.02	$.08	$.02

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Fiscal Years Ended December 29, 2001, December 30, 2000 and January 1, 2000
(In Thousands, Except Share Data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings/ (Deficit)			Comprehensive Income (Loss)
	Shares	Amount				Total
Balance—January 2, 1999	32,000,000	$320	$243,662	$(19,651)	$(4,206)	$220,125
Comprehensive income for the year ended January 2, 1999							$21,035

Net income	—	—	—	33,440	—	33,440	$33,440
Foreign currency translation adjustments, net of income tax benefit of $10,739	—	—	—	—	(7,816)	(7,816)	(7,816)
Unrealized holding (loss) on marketable securities, net of income tax benefit of $529	—	—	—	—	(2,851)	(2,851)	(2,851)
Dividends paid	—	—	—	(640)	—	(640)	—
Exercise of stock options	1,800	—	26	—	—	26	—

Balance—January 1, 2000	32,001,800	320	243,688	13,149	(14,873)	242,284
Comprehensive income for the year ended January 1, 2000							$22,773

Net (loss)	—	—	—	(4,323)	—	(4,323)	$(4,323)
Foreign currency translation adjustments, net of income tax benefit of $8,804	—	—	—	—	(8,669)	(8,669)	(8,669)
Unrealized holding (loss) on marketable securities, net of income tax benefit of $279	—	—	—	—	(531)	(531)	(531)
Dividends paid	—	—	—	(2,560)	—	(2,560)	—
Exercise of stock options	2,400	—	34	—	—	34	—

Balance December 30, 2000	32,004,200	320	243,722	6,266	(24,073)	226,235
Comprehensive (loss) for the year ended December 30, 2000							$(13,523)

Net (loss)	—	—	—	(247,561)	—	(247,561)	$(247,561)
Foreign currency translation adjustments, including income tax adjustments of $7,543	—	—	—	—	(30,278)	(30,278)	(30,278)
Unrealized holding (loss) on marketable securities, net of tax benefit of $1,908	—	—	—	—	3,382	3,382	3,382
Dividends paid	—	—	—	(640)	—	(640)	—

Balance December 29, 2001	32,004,200	$320	$243,722	$(241,935)	$(50,969)	$(48,862)

Comprehensive (loss) for the year ended December 29, 2001							$(274,457)

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Fiscal Years Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Operating activities
Net income (loss)	$(247,561)	$(4,323)	$33,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment	181,190	—	—
Loss on investments	5,290	—	—
Extraordinary item, net of tax	—	(741)	—
Depreciation and amortization expense	78,283	72,265	66,546
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,097	3,784	(26,601)
Inventories	6,798	(7,411)	(10,938)
Accounts payable and accrued expenses	(11,621)	(20,507)	28,060
Other, net	(12,980)	8,410	16,893

Net cash provided by operating activities	10,496	51,477	107,400
Investing activities
Purchases of property, plant and equipment	(21,440)	(86,022)	(189,996)
Purchases of marketable securities classified as available for sale	—	—	(23,530)
Acquisition of businesses, net of cash acquired	—	(18,076)	(19,251)
Other, net	63	(3,720)	8,157

Net cash (used in) investing activities	(21,377)	(107,818)	(224,620)
Financing activities
Proceeds from debt	80,970	291,520	196,194
Payments of debt	(37,583)	(237,435)	(85,293)
Dividends to shareholders	(640)	(2,560)	(640)
Exercise of stock options	—	34	26
Loan acquisition costs and other, net	(8,330)	(4,834)	(3,521)

Net cash provided by financing activities	34,417	46,725	106,766
Effect of exchange rate changes on cash	(7,581)	(15,288)	(10,674)

Net increase (decrease) in cash and equivalents	15,955	(24,904)	(21,128)
Cash and equivalents at beginning of year	12,276	37,180	58,308

Cash and equivalents at end of year	$28,231	$12,276	$37,180

Noncash investing and financing activities
Supplemental information
Cash paid for interest, net of amounts capitalized	$93,485	$88,882	$52,783
Cash paid for income taxes	7,442	14,520	19,396
Acquisition of businesses
Fair value of assets acquired	—	47,716	39,657
Liabilities assumed and incurred	—	(29,640)	(20,406)
Acquisition of businesses, net of cash acquired	—	18,076	19,251

See accompanying notes.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Business Conditions

        Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two business segments that include consumer and industrial and specialty. The Company incurred net losses of $247.6 million and $4.3 million during fiscal 2001 and 2000, respectively, thus, a comprehensive financial and business restructuring was undertaken in the latter part of 2001 as more fully discussed below. Although the Company had approximately $46.5 million of cash, cash equivalents and short-term investments on hand at December 29, 2001, as a result of the factors described below there is substantial doubt about the Company's ability to continue as a going concern. In addition, the Company is not assured of being able to complete the contemplated restructurings on terms and conditions acceptable to the Company. The accompanying financial statements, prepared assuming the Company will continue as a going concern, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

        Events Leading to the Financial and Business Restructuring—During the first quarter of 2001, the Company announced that its operating results would be substantially below previous expectation due to a number of factors that were a carry-over from 2000. First, demand for certain high margin consumer products did not return to forecasted levels resulting in certain specialized manufacturing assets remaining under-utilized. Second, the commercialization periods of certain APEX® programs have been longer than anticipated, and the expected ramp-up of APEX® products failed to materialize during 2001. Third, raw material prices did not decline as anticipated, and soft demand has prevented the Company from passing the increased raw material costs along to customers. Fourth, pricing pressure and margin erosion within the spunmelt technologies have continued to impact results of operations. Fifth, the Company experienced order reductions and an unfavorable shift in product mix due to certain customers' adjustments, and demand for certain consumer products failed to accelerate as originally expected. Finally, the Company has incurred increased interest expense due to a higher average amount of indebtedness outstanding resulting from increased capital spending, primarily during fiscal year 2000, and a failure to comply with the covenants of Amendment No. 6 to the Credit Facility (as defined), as described below.

        Due to the impact of these factors on results of operations for fiscal year 2000 and the first quarter of 2001, as of March 31, 2001, the Company was in non-compliance with the leverage covenant contained in the Credit Facility and, therefore, in default thereunder. On April 11, 2001, the Company entered into Amendment No. 6 to the Credit Facility, dated as of April 11, 2001 ("Amendment No. 6"), which waived the leverage covenant default that existed as of March 31, 2001. Amendment No. 6 modified the existing financial covenants relating to the senior leverage ratio, fixed charge coverage ratio and minimum required levels of EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization"). Amendment No. 6 also increased the interest rate on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Existing Credit Facility (together with outstanding letters of credit) to $260.0 million, limited capital expenditures to $35.0 million for fiscal year 2001, restricted the Company from incurring new indebtedness or creating certain liens, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments.

        Due to the continuing impact of the factors described above on results of operations, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant on December 29, 2001 as provided in Amendment No. 6, as of December 29, 2001 the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007 and the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which include the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 is scheduled to end on May 15, 2002, and prevents the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        Because the Company was unable to reduce amounts outstanding under the Credit Facility through asset dispositions on acceptable terms, the services of Dresdner Kleinwort Wasserstein were retained on October 2, 2001 as the financial advisor to assist in exploring various restructuring options. During November and December of 2001 and January and February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. Beginning in December of 2001 and continuing through February of 2002, some of these potential investors conducted due diligence investigations of the Company and its operations.

        In evaluating the various restructuring options, the Company decided to maintain negotiations with CSFB Global Opportunity Partners, L.P. ("GOP"), the principal holder of the Senior Subordinated Notes (as defined). The Company determined that GOP afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. GOP informed the Company that it owns approximately 67% of the Senior Subordinated Notes. Members of the Company's senior management, GOP and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOP on March 15, 2002 setting forth the proposed terms of the recapitalization plan, including the restructuring.

        Financial Restructuring—The material elements of the restructuring include: (i) GOP contributing $50 million in cash and $394.4 million of Existing Notes currently owned by GOP (including accrued, but unpaid interest thereon through the date of the transaction) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for 22,402,904 newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principal amount of the Existing Notes not owned by GOP exchanging their notes for either New Senior Subordinated Notes or New Senior Subordinated Discount Notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders. Refer to Note 17. "Subsequent Event" for additional discussion involving the Company's financial restructuring.

        Business Restructuring—The Company anticipated that the confluence of negative factors described above under "Events Leading to the Financial and Business Restructuring" would generally subside during the latter part of 2001, particularly during the fourth quarter. However, the anticipated economic recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 70 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million ($4.2 million, net of tax) during the three months ended December 29,

2001 in accordance with Emerging Issues Tasks Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The total charge in the fourth quarter consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S., that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million ($1.2 million, net of tax) during the three months ended June 30, 2001 in accordance with EITF 94-3.

        As discussed in Note 2. "Significant Accounting Policies," the Company reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining recorded asset values. In accordance with FAS 121 (as defined) and in connection with the restructuring undertaken in the fourth quarter of 2001, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a noncash charge of approximately $181.2 million, consisting of the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European Nonwovens business. After careful assessment of various factors relevant to these assets, including the continuation of those factors previously described combined with lower than expected operating results particularly in the fourth quarter, and in connection with the comprehensive business realignment previously discussed, the Company wrote-down the value of such assets to their estimated fair market value based on estimated discounted future cash flows or third party appraisals, each in accordance with FAS 121.

        As part of the Company's restructuring, approximately $1.9 million of expenses were incurred in the fourth quarter of 2001 related to professional and other related services provided in connection with the restructuring effort. Such costs are classified as "Special charges" in the accompanying consolidated statement of operations and are expensed as incurred.

        A summary of the restructuring activity during 2001 is presented in the following table (in thousands):

	Employee Termination and Facility Closing Costs	Write-down of Intangibles and Machinery and Equipment	Special Charges
2001 plant realignment charge:
First Quarter	$—	$—	$—
Second Quarter	1,660	—	—
Third Quarter	—	—	—
Fourth Quarter	5,781	—	—

Total plant realignment charge	7,441	—	—
Write-down of assets to net realizable value	—	181,190	—
Special charges	—	—	1,850
Cash payments and adjustments	(1,199)	—	—

Plant realignment liability as of December 29, 2001	$6,242

Total non-cash write-down of assets		$181,190

Total special charges			$1,850

Note 2. Significant Accounting Policies

  Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and includes the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method. The Company's fiscal year ends on the Saturday closest to the last day in December. There were 52 weeks in fiscal 2001, 2000 and 1999.

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

  Cash Equivalents and Interest Income

        Investment securities that mature in three months or less from the date of purchase are considered cash equivalents. Interest and other income approximated $2.3, $2.4 and $3.5 million during 2001, 2000, and 1999, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest and other income and capitalized interest.

  Short-Term Investments

        The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. During the fourth quarter of 2001, the Company recognized investment losses of $5.3 million resulting from an unrealized, non-cash valuation loss on short term investments deemed to be "other than temporary" under Staff Accounting Bulletin No. 59. Such losses were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on the specific identification basis, are included in the determination of net income. As of December 29, 2001, the Company's marketable securities were invested in equity securities with a market value of approximately $18.2 million, and were designated as available for sale.

  Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $12.0 and $8.5 million at December 29, 2001 and December 30, 2000, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. In 2001, Johnson & Johnson ("J&J") and The Procter & Gamble Company ("P&G") each accounted for approximately 13% of the Company's sales. In 2000, J&J and P&G accounted for approximately 14% and 17%, respectively, of the Company's sales.

  Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of December 29, 2001 and December 30, 2000 consist of the following:

	2001	2000
	(In Thousands)
Finished goods	$50,440	$60,931
Work in process	19,172	19,020
Raw materials	46,341	42,800

	$115,953	$122,751

  Long-Lived Assets

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $1.5, $6.6 and $8.4 million of interest costs during 2001, 2000 and 1999, respectively. Loan acquisition costs, which increased approximately $8.3 million and $4.8 million in 2001 and 2000, respectively, are amortized over the term of the related debt. The net book value of loan acquisition costs at December 29, 2001 and December 30, 2000 approximated $28.5 million and $25.4 million, respectively.

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Amortization of goodwill was approximately $6.1, $5.8 and $5.3 million in 2001, 2000 and 1999, respectively, and amortization of other intangibles was approximately $3.6, $3.9 and $5.9 million in 2001, 2000 and 1999, respectively.

  Impairment Evaluation of Long-Lived Assets

        For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. As more fully discussed in Note 1. "Nature of Operations and Business Conditions", the Company recorded a non-cash asset impairment charge in fiscal 2001 of approximately $181.2 million related to the write-down of goodwill and contract intangibles and property, plant and equipment.

        In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FAS 121 and also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material impact on the financial condition and operating results of the Company.

  Derivatives

        The Company does not use derivative financial instruments for trading purposes. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company's London Interbank Offered Rate-based interest rate cap agreement provides for a notional amount of $100.0 million, which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Such amounts have not exceeded 9%.

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

  Fair Value of Financial Instruments

        The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, short term investments, accounts receivable, other assets and accounts payable are reasonable estimates of their fair values. The contract amounts of outstanding letters of credit approximate their fair value. Fair value of the Company's debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at December 29, 2001 and December 30, 2000 was $683.2 and $832.5 million, respectively.

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

  Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $17.0, $18.9 and $17.2 million of research and development expense during 2001, 2000 and 1999, respectively.

  Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $22.1, $19.2 and $15.9 million of shipping and handling costs during 2001, 2000 and 1999, respectively.

  Selling and Advertising Costs

        The cost of selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $29.4, $29.1 and $29.5 million of selling and advertising costs during 2001, 2000 and 1999, respectively.

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

        As more fully discussed in Note 3. "Acquisitions," the Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. For a brief period of time between the latter part of December 2001 and the first part of January 2002, trading in the Argentine peso was suspended. Thus, the AICPA International Task Force agreed that Emerging Issues Task Force No. D-12, "Foreign Currency Translation-Selection of Exchange Rate When Trading is Temporarily Suspended" ("EITF D-12") applies to the financial statement translation. EITF D-12 notes that in instances where there is a temporary suspension in trading of a foreign currency, the rate in effect when trading is resumed should be utilized.

Regarding the Argentine peso, the January 11, 2002 market exchange rate (the floating rate) should be used to translate transactions subsequent to December 20, 2001 for translation of financial statements through the end of fiscal 2001. January 11, 2002 represented the date when trading in this currency resumed. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $2.7 million during December 2001, net of minority interest adjustments, related to its Argentina majority-owned subsidiary.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. As noted above under "Short Term Investments," the Company reclassified the unrealized non-cash valuation loss in its short term investments from comprehensive income (loss) to the statement of operations under the caption "Other expense (income)" during the fourth quarter of fiscal 2001 as such loss was determined to be other than temporary. Cumulative foreign currency translation adjustments and unrealized (loss) on marketable securities are as follows:

	2001	2000	1999
	(In Thousands)
Cumulative foreign currency translation adjustments	$(50,969)	$(20,691)	$(12,022)
Cumulative unrealized (loss) on marketable securities	—	(3,382)	(2,851)

Accumulated other comprehensive (loss)	$(50,969)	$(24,073)	$(14,873)

  Net Income (Loss) Per Share

        The Company discloses earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. During fiscal 2001, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share due to losses incurred in the twelve months ended December 29, 2001. Accordingly, there is no difference in the determination of basic and diluted earnings per share for fiscal 2001. A reconciliation of the amounts included in the computation of income (loss) before extraordinary item per share for fiscal 2001, 2000 and 1999 is presented in the following table (in thousands, except per share data):

	2001	2000	1999
Basic earnings (loss) per share:
Income (loss) before extraordinary item available to common shareholders	$(247,561)	$(5,064)	$33,440

Average common shares outstanding	32,004	32,004	32,000
Income (loss) per share before extraordinary item available to common shareholders	$(7.74)	$(0.16)	$1.05

Diluted earnings (loss) per share:
Income (loss) before extraordinary item available to common shareholders	$(247,561)	$(5,064)	$33,440

Average common shares outstanding	32,004	32,004	32,000
Effect of dilutive securities—stock options	—	36	89

Average common shares outstanding—assuming dilution	32,004	32,040	32,089

Income (loss) per share before extraordinary item available to common shareholders	$(7.74)	$(0.16)	$1.04

Note 3. Acquisitions

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

        During 1999, the Company acquired an 80% interest in Vateks Tekstil Sanayi ve Ticaret AS ("Vateks") and Nanhai Nanxin Non-Woven Co. Ltd. ("Nanhai"). The Company also acquired the assets of Mölnlycke Health Care AB ("Sweden"). Vateks, Nanhai and Sweden manufacture and market nonwoven products for predominant use in consumer and industrial applications. These transactions have been accounted for using the purchase method of accounting. The combined purchase price for these acquisitions, including assets acquired by the Company during 1999 for which separate disclosure is not considered significant, totaled $19.3 million.

        Supplemental pro forma information for the acquisitions consummated in fiscal 2000 and 1999 has not been presented as it is not material to the consolidated results of operations.

Note 4. Property, Plant and Equipment

        Property, plant and equipment as of December 29, 2001 and December 30, 2000, consist of the following:

	2001	2000
	(In Thousands)
Cost:
Land	$15,287	$15,739
Buildings and land improvements	154,709	158,105
Machinery, equipment and other	800,384	830,608
Construction in progress	15,132	92,474

	985,512	1,096,926
Less accumulated depreciation	(273,945)	(238,588)

	$711,567	$858,338

        Depreciation charged to expense was $68.5, $62.5, and $55.3 million during 2001, 2000 and 1999, respectively. As discussed more fully under Note 1. "Nature of Operations and Business Conditions", the Company recorded an impairment charge to property, plant and equipment of approximately $80.8 million during 2001.

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs as of December 29, 2001 and December 30, 2000 consist of the following:

	2001	2000
	(In Thousands)
Cost:
Goodwill	$124,756	$225,198
Supply agreement and proprietary technology	29,325	40,981
Loan acquisition costs and other	42,918	38,696

	196,999	304,875
Less accumulated amortization	(61,004)	(58,817)

	$135,995	$246,058

        Amortization charged to expense was $9.7, $9.8 and $11.2 million during 2001, 2000 and 1999, respectively. As discussed more fully under Note 1. "Nature of Operations and Business Conditions", the Company wrote-down goodwill and contract intangibles of approximately $100.4 million during 2001. At December 29, 2001 the net book value of goodwill was $87.3 million.

Note 6. Accrued Liabilities

        Accrued liabilities as of December 29, 2001 and December 30, 2000, consist of the following:

	2001	2000
	(In Thousands)
Interest payable	$24,454	$25,343
Salaries, wages and other fringe benefits	11,573	9,440
Other	24,240	18,624

	$60,267	$53,407

        The increase in "other" accrued liabilities between 2001 and 2000 resulted from the plant realignment liability of $6.2 million, primarily for employee severance costs, at December 29, 2001 recorded in connection with the Company's restructuring efforts as discussed in Note 1. "Nature of Operations and Business Conditions." The Company currently expects to pay the remaining portion of this liability during 2002.

Note 7. Commitments and Contingencies

  Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $4.5, $5.9 and $6.0 million in 2001, 2000 and 1999, respectively. The Company leases a building under a non-cancelable lease expiring in June 2012 to an unrelated party. Rental income approximated $2.4, $2.3 and $1.9 million in 2001, 2000 and 1999, respectively. The approximate net minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 29, 2001 are:

	Gross Minimum Rental Payments	Lease and Sub- Lease (Income)	Net Minimum Rental Payments
	(In Thousands)
2002	$5,546	$(2,076)	$3,470
2003	4,577	(1,880)	2,697
2004	3,564	(1,755)	1,809
2005	1,381	(1,416)	(35)
2006	502	(1,275)	(773)
Thereafter	0	(9,563)	(9,563)

	$15,570	$(17,965)	$(2,395)

  Purchase Commitments

        At December 29, 2001, the Company had commitments of approximately $45.0 million related to the purchase of raw materials, maintenance and converting services and approximately $0.6 million related to capital projects.

  Collective Bargaining Agreements

        At December 29, 2001, the Company had approximately 4,040 employees worldwide. Approximately 1,670 employees are represented by labor unions or trade councils which have entered into separate collective bargaining agreements with the Company. Approximately 18.2% of the Company's labor force are covered by collective bargaining agreements that will expire within one year.

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

Note 8. Debt

        Short-term borrowings amounted to $12.4 million at the end of 2001 and are composed of $2.3 million in U.S. loans with a weighted average interest rate of 6.9% and $10.1 million of local borrowings, principally by international subsidiaries. Long-term debt as of December 29, 2001 and December 30, 2000, consists of the following (in thousands):

	2001	2000
Senior subordinated notes, due July 2007, interest rate 9%, subject to redemption on or after July 1, 2002 at the option of the Company based on certain redemption prices	$395,000	$395,000
Senior subordinated notes, due March 2008, interest rate 8.75%, subject to redemption on or after March 1, 2003 at the option of the Company based on certain redemption prices	196,500	196,500
Revolving credit facility, due June 2003, interest at rates ranging from 6.19% to 9.5%, interest rates for U.S. dollar loans are based on LIBOR or prime; Canadian dollar loans are based on Canadian base rates and Dutch guilder loans are based on Eurocurrency rates	216,325	155,042
Term loans, due December 2005 and 2006, interest at rates ranging from 6.69% to 6.94%	268,060	270,540
Other	15,166	25,266

	1,091,051	1,042,348
Less: Unamortized debt discount	(4,232)	(4,804)

	1,086,819	1,037,544
Less: Current maturities	(1,077,017)	(13,558)

	$9,802	$1,023,986

        Credit Facility—The Company's credit facility (as amended through and including Amendment No. 6 as defined below, the "Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Credit Facility may be used for letters of credit of which approximately $15.7 million was outstanding on December 29, 2001. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings as discussed more fully below under "Fiscal 2001 Events and Recent Developments." All indebtedness under the Credit Facility is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Credit Facility are generally equal to a percentage of the daily unused amount of such commitment. The Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

        The interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option. The applicable margin for loans bearing interest based on the base rate or Canadian base rate will range from 2.75% to 3.50% and the margin for loans bearing interest on a Eurocurrency rate will range from 3.75% to 4.50%, based on the Company's ratio of total consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. See "2001 Events and Recent Developments" below for further discussion of the Company's Credit Facility.

        Under the terms of the Forbearance Agreement, as discussed below, with the Senior Secured Lenders, the Company is prevented from making any additional borrowings under the Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Credit Facility are required to be made under the base rate option. The following table provides detail on the revolving credit and term loan components of the Company's Credit Facility at December 29, 2001 and December 30, 2000 (in thousands):

	2001	2000
Revolving credit (excluding letters of credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$145,000
Revolving Credit B (Canadian borrowings)	6,325	10,042

Total Revolving Credit	216,325	155,042

Term Loans (all U.S. borrowings):
Term Loan B	121,000	122,000
Term Loan B-1	48,560	49,040
Term Loan C	98,500	99,500

Total Term Loans	268,060	270,540

Total amounts outstanding under Credit Facility	$484,385	$425,582

        Senior Subordinated Notes—In March 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "March 1998 Notes") in a private placement transaction pursuant to an indenture dated as of March 1, 1998. In August 1998, the Company completed its exchange of $200 million of the March 1998 Notes, Series B (the "8 3/4% Senior Subordinated Notes") which have been registered for public trading for all outstanding March 1998 Notes. In July 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "July 1997 Notes") in a private placement transaction pursuant to an indenture dated as of July 1, 1997. In October 1997, the Company completed its exchange of the $400 million of July 1997 Notes, Series B (the "9% Senior Subordinated Notes"), which have been registered for public trading for all the outstanding July 1997 Notes.

        The 8 3/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinated Notes indenture contains several covenants, including limitations on: (i) indebtedness, certain restricted payments, liens, transactions with affiliates, dividend and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales. In addition, in the event of certain defaults under the Credit Facility, the Senior Secured Lenders under the Credit Facility may exercise a right to block any payments of interest or principal on the Senior Subordinated Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the Senior Subordinated Notes. See "Fiscal 2001 Events and Recent Developments" below for further discussion of the Senior Subordinated Notes.

        During the second quarter of 2000 the Company purchased $5.0 million principal amount of its 9% Senior Subordinated Notes and $3.5 million principal amount of its 8 3/4% Senior Subordinated Notes. The Company recognized an extraordinary gain of $0.7 million, net of taxes, on the retirement of these Senior Subordinated Notes. Amendment No. 6 prevented the Company from executing purchase transactions of its outstanding Senior Subordinated Notes.

        Other—Nanhai has a bank facility with a financial institution based in China. The facility is scheduled to mature in mid-2002 and at December 29, 2001, the approximate amount of outstanding indebtedness under the facility was $9.7 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at December 29, 2001. The Company currently intends to refinance the Nanhai debt in 2002. At December 29, 2001, Nanhai had cash and cash equivalents on hand of approximately $1.2 million and working capital, excluding current debt, of approximately $6.9 million. Including current debt, the Nanhai working capital (deficit) was $2.8 million at December 29, 2001. DNS has two bank facilities denominated in U.S. dollars of approximately $11.2 million at December 29, 2001 with current maturities of approximately $4.5 million in 2002. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at December 29, 2001 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. As a result, the Company recognized foreign currency losses of approximately $2.7 million in December 2001, net of minority interest adjustments, related to the DNS U.S. dollar debt. At December 29, 2001, DNS had cash and cash equivalents on hand of approximately $0.5 million and working capital of $4.8 million, excluding current debt. Including current debt, DNS working capital was approximately $0.3 million at December 29, 2001.

        Fiscal 2001 Events and Recent Developments—As discussed under "Events Leading to Financial and Business Restructuring" in Note 1. "Nature of Operations and Business Conditions", as of March 31, 2001, the Company was in non-compliance with the leverage covenant contained in the Credit Facility and was, therefore, in default thereunder. On April 11, 2001, the Company entered into Amendment No.6 which waived the leverage covenant default that existed as of March 31, 2001 and granted the Company a waiver with respect to the default under the leverage covenant through and including December 29, 2001, at which time the waiver expired. The amendment modified the existing financial covenants relating to the senior leverage ratio, the fixed charge coverage ratio and the minimum required levels of EBITDA. The amendment also increased the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limited capital expenditures to $35 million for fiscal year 2001, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the Senior Secured Lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. The Company did not complete any of the above transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by an additional 50 basis points. As a result of Amendment No. 6, the Company incurred a charge to continuing operations of approximately $0.4 million for the write-off of previously capitalized loan acquisition costs in accordance with the Emerging Issues Task Force No. 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements." At

December 29, 2001, the net book value of loan acquisition costs related to the Company's Credit Facility was $15.6 million. The Company incurred approximately $8.3 million in loan acquisition costs pursuant to Amendment No. 6 during of 2001.

        Due primarily to a competitive economic environment and certain other factors as previously discussed, and the Company's inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant on December 29, 2001 as provided in Amendment No. 6, as of December 29, 2001 the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes prior to the expiration of the 30 day grace period constituted an event of default under such notes.

        On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement pursuant to which the Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which include the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 is scheduled to end on May 15, 2002 and prevents the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        As a result of the Company's default under the Credit Facility and Senior Subordinated Notes, all principal amounts outstanding under the Credit Facility and all principal amounts outstanding under the Senior Subordinated Notes at December 29, 2001 have been classified as a current liability in the Company's consolidated balance sheet at such date. Therefore, long-term debt maturities consist of the following (in thousands): 2002 $1,077,017; 2003 $5,352; 2004 $3,715; 2005 $401; 2006 $316; thereafter $18. Refer to Note 17. "Subsequent Event" for further discussion of the Company's financial restructuring.

Note 9. Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheet
As of December 29, 2001

ASSETS	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Cash and investments	$1,201	$16,816	$25,642	$2,794	$46,453
Accounts receivable, net	47,743	78,650	—	(744)	125,649
Inventories	46,538	69,598	—	(183)	115,953
Other	19,662	12,171	6,899	(908)	37,824

Total current assets	115,144	177,235	32,541	959	325,879
Investment in subsidiaries	618,928	—	583,137	(1,202,065)	—
Property, plant and equipment, net	456,042	255,143	289	93	711,567
Other	875,153	214,027	474,237	(1,368,649)	194,768

Total assets	$2,065,267	$646,405	$1,090,204	$(2,569,662)	$1,232,214

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and other	$41,550	$48,244	$65,962	$(46,969)	$108,787
Short-term borrowings	—	10,086	2,325	—	12,411
Current portion of long-term debt	6	5,357	1,071,654	—	1,077,017

Total current liabilities	41,556	63,687	1,139,941	(46,969)	1,198,215
Long-term debt, less current portion	1,552	14,575	(6,325)	—	9,802
Other	1,125,883	269,470	5,450	(1,327,744)	73,059
Shareholders' equity (deficit)	896,276	298,673	(48,862)	(1,194,949)	(48,862)

Total liabilities and shareholders' equity (deficit)	$2,065,267	$646,405	$1,090,204	$(2,569,662)	$1,232,214

Condensed Consolidating Balance Sheet
As of December 30, 2000

ASSETS	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Cash and investments	$663	$11,238	$18,687	$—	$30,588
Accounts receivable, net	51,634	85,112	—	—	136,746
Inventories	50,012	72,929	—	(190)	122,751
Other	22,136	19,200	8,735	901	50,972

Total current assets	124,445	188,479	27,422	711	341,057
Investment in subsidiaries	689,130	—	680,450	(1,369,580)	—
Property, plant and equipment, net	551,909	306,084	345	—	858,338
Other	1,064,294	105,420	444,329	(1,305,444)	308,599

Total assets	$2,429,778	$599,983	$1,152,546	$(2,674,313)	$1,507,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other	$13,175	$57,470	$46,889	$901	$118,435
Short-term borrowings	—	10,416	8,189	—	18,605
Current portion of long-term debt	46	11,032	2,480	—	13,558

Total current liabilities	13,221	78,918	57,558	901	150,598
Long-term debt, less current portion	1,703	22,527	999,756	—	1,023,986
Other	1,115,684	273,711	30,076	(1,312,296)	107,175
Shareholders' equity	1,299,170	224,827	65,156	(1,362,918)	226,235

Total liabilities and shareholders' equity	$2,429,778	$599,983	$1,152,546	$(2,674,313)	$1,507,994

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$444,322	$403,296	$—	$(32,052)	$815,566
Gross profit	45,262	94,358	—	(925)	138,695
Operating income (loss)	(178,089)	17,908	(2,445)	(634)	(163,260)
Interest expense, income taxes and other, net	(34,465)	34,603	245,116	(160,953)	84,301

Net loss	$(143,624)	$(16,695)	$(247,561)	$160,319	$(247,561)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 30, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$494,061	$390,369	$—	$(22,395)	$862,035
Gross profit	94,719	97,389	—	(85)	192,023
Operating income (loss)	29,324	55,721	(397)	(85)	84,563
Interest expense, income taxes and other, net	(12,686)	41,170	3,926	56,476	88,886

Net income (loss)	$42,010	$14,551	$(4,323)	$(56,561)	$(4,323)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended January 1, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$532,789	$399,756	$—	$(42,750)	$889,795
Gross profit	136,460	103,768	—	(618)	239,610
Operating income	67,445	51,767	1,631	(618)	120,225
Interest expense, income taxes and other, net	2,141	22,634	(31,809)	93,819	86,785

Net income	$65,304	$29,133	$33,440	$(94,437)	$33,440

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,709	$38,488	$(103,582)	$56,881	$10,496
Net cash provided by (used in) investing activities	(19,684)	(40,862)	93,168	(53,999)	(21,377)
Net cash provided by (used in) financing activities	(185)	(13,084)	47,686	—	34,417
Effect of exchange rate changes on cash	1,696	21,048	(30,227)	(98)	(7,581)

Net change in cash and equivalents	536	5,590	7,045	2,784	15,955
Cash and equivalents at beginning of year	663	11,238	375	—	12,276

Cash and equivalents at end of year	$1,199	$16,828	$7,420	$2,784	$28,231

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 30, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$53,894	$25,293	$(14,160)	$(13,550)	$51,477
Net cash provided by (used in) investing activities	(66,307)	(31,952)	(24,430)	14,871	(107,818)
Net cash provided by (used in) financing activities	(2,932)	(18,365)	68,022	—	46,725
Effect of exchange rate changes on cash	79	16,009	(30,055)	(1,321)	(15,288)

Net change in cash and equivalents	(15,266)	(9,015)	(623)		(24,904)
Cash and equivalents at beginning of year	15,929	20,253	998	—	37,180

Cash and equivalents at end of year	$663	$11,238	$375	$—	$12,276

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 1, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95,842	$33,383	$(41,807)	$19,982	$107,400
Net cash provided by (used in) investing activities	(98,315)	(65,068)	(41,184)	(20,053)	(224,620)
Net cash provided by (used in) financing activities	(1,074)	3,695	104,145	—	106,766
Effect of exchange rate changes on cash	—	17,177	(27,922)	71	(10,674)

Net change in cash and equivalents	(3,547)	(10,813)	(6,768)	—	(21,128)
Cash and equivalents at beginning of year	19,476	31,066	7,766	—	58,308

Cash and equivalents at end of year	$15,929	$20,253	$998	$—	$37,180

Note 10. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2001	2000	1999
	(In Thousands)
Current:
Federal and state	$1,368	$(5,101)	$6,878
Foreign	1,258	7,532	8,094
Deferred:
Federal and state	(27,785)	(4,951)	(80)
Foreign	(644)	(207)	3,692

Income tax (benefit) before extraordinary item	(25,803)	(2,727)	18,584
Income tax (benefit) from:
Extraordinary item, gain from early extinguishment of debt	—	399	—

Total income tax expense (benefit)	$(25,803)	$(2,328)	$18,584

        At December 29, 2001, the Company had: (i) operating loss carryforwards of approximately $144.5 million for federal income tax purposes expiring beginning in the year 2020; (ii) German operating loss carryforwards of approximately $17.7 million with no expiration date; and (iii) Canadian capital loss carryforwards of approximately $4.6 million with no expiration date. No accounting recognition has been given to the potential income tax benefit related to the loss carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. Significant components of the Company's deferred tax assets and liabilities as of December 29, 2001 and January 1, 2000 are as follows:

	2001	2000
	(In Thousands)
Deferred tax assets:
Provision for bad debts	$2,893	$2,573
Inventory capitalization and allowances	3,086	2,717
Net operating loss and capital loss carryforwards	61,529	16,864
Tax credits (primarily alternative minimum tax credits)	8,727	6,670
Foreign currency translation adjustment	12,000	19,543
Foreign tax credits	12,152	12,152
Other	5,119	7,547

Total deferred tax assets	105,506	68,066
Valuation allowance	(57,088)	(15,077)

Net deferred tax assets	48,418	52,989
Deferred tax liabilities:
Fixed assets and intangibles, net	(45,396)	(79,939)
Other, net	(14,651)	(11,155)

Total deferred tax liabilities	(60,047)	(91,094)

Net deferred tax liabilities	$(11,629)	$(38,105)

        Taxes on income (loss) are based on earnings as follows:

	Fiscal Year
	2001	2000	1999
	(In Thousands)
Domestic	$(257,008)	$(31,003)	$12,458
Foreign	(16,356)	23,212	39,566

	$(273,364)	$(7,791)	$52,024

        The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Fiscal Year
	2001	2000	1999
	(In Thousands)
Computed income tax (benefit) at statutory rate	$(95,677)	$(2,727)	$18,208
Goodwill and other, including impairment	37,463	1,257	596
Valuation allowance	36,404	5,081	—
Interest	(2,036)	(1,832)	—
Tax credits	(333)	(2,869)	(500)
Effect of foreign operations, net	300	(954)	(2,063)
Other, net	(1,924)	(683)	2,343

Provision for income taxes (benefit) before extraordinary item	(25,803)	(2,727)	18,584
Income tax (benefit) related to extraordinary item	—	399	—

Provision for income taxes (benefit)	$(25,803)	$(2,328)	$18,584

Note 11. Stock Option and Employee Stock Purchase Plans

  Stock Option Plan

        The Company's stock option plans include the 1996 Key Employee Stock Option Plan (the "1996 Plan") and the 2001 Polymer Group Stock Option Plan (the "2001 Plan") that was approved by the Company's Board of Directors and shareholders during 2001. The Stock Option Committee of the Company's Board of Directors administers each plan and any person who is a full-time, salaried employee is eligible to participate in each plan. Non-management directors and any Company employee, regardless of employee classification, are allowed to participate in the 2001 Plan. The Stock Option Committee selects the participants and determines the terms and conditions of the options. Each plan provides for the issuance of 1.5 million shares of common stock. Options granted under the plans may be either incentive stock options or such other forms of non-qualified stock options as the Stock Option Committee may determine. Accordingly, option prices shall not be less than the fair market value of the shares at the date of grant. Under each plan, options vest in equal increments over a specified period of time with expiration generally occurring at the end of a ten-year period. The following table summarizes the transactions of the plans for the three-year period ended December 29, 2001:

	Number of Shares	Weighed Average Exercise Price
Unexercised options outstanding—January 2, 1999	654,220	$14.90
Granted	636,000	12.00
Exercised	(1,800)	14.25
Forfeited	(9,700)	14.60
Expired/canceled	—	—

Unexercised options outstanding—January 1, 2000	1,278,720	$13.46
Granted	—	—
Exercised	(2,400)	14.25
Forfeited	(34,000)	14.11
Expired/canceled	(126,344)	14.86

Unexercised options outstanding—December 30, 2000	1,115,976	$13.28
Granted	2,125,176	2.07
Exercised	—	—
Forfeited	(32,500)	10.27
Expired/canceled	(1,088,076)	13.28

Unexercised options outstanding—December 29, 2001	2,120,576	$2.09

Exercisable options:
January 1, 2000	280,520	$15.13
December 30, 2000	499,832	13.43
December 29, 2001	533,294	2.10
Shares available for future grant	879,424

        At December 29, 2001, the exercise price of the outstanding options ranges from $1.40 to $12.00 and the weighted average remaining contractual life of the outstanding options is approximately ten years.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's financial statements for the plan. The fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2001, 2000 and 1999; dividend yield of 0% in 2001, 1% in 2000 and 1999; expected volatility of 1.84 in 2001, 0.44 in 2000 and 1999; risk-free interest rate of 5% in 2001, 6.1% in 2000 and 1999; and weighted average expected lives of five years in 2001, 2000 and 1999. Had compensation cost been determined based on the fair value at the grant date for such awards in 2001, 2000 and 1999, respectively, consistent with the provisions of

FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

	Fiscal year
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income (loss):
As reported	$(247,561)	$(4,323)	$33,440
Pro forma	(248,251)	(5,356)	32,579
Net income (loss) per common share—basic:
As reported	$(7.74)	$(.14)	$1.05
Pro forma	(7.75)	(.17)	1.02
Net income (loss) per common share—diluted:
As reported	$(7.74)	$(.13)	$1.04
Pro forma	(7.75)	(.17)	1.02
Weighted average fair value per option granted	$2.00	$—	$5.19

        The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

  Employee Stock Purchase Plan

        The Company sponsors a stock purchase plan that allows employee participants to purchase common stock of the Company through payroll deductions. Purchases of shares are made by a third party administrator at the fair value of the Company's common stock on the transaction date. The cost of the stock purchase plan was not significant during 2001, 2000 or 1999. The Company suspended employee contributions to such plan on December 30, 2001 due to share price volatility, general market conditions, plan administration costs and low employee participation.

Note 12. Shareholders' Equity

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

Note 13. Pension Benefits and Postretirement Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

	Pension Benefits		Postretirement Plans
	2001	2000	2001	2000
	(In Thousands)
Benefit obligation at beginning of year	$(53,908)	$(50,961)	$(6,444)	$(5,411)
Service costs	(2,148)	(2,124)	(154)	(84)
Interest costs	(3,314)	(3,300)	(412)	(402)
Actuarial (loss)/gain	(216)	(839)	(729)	(976)
Currency translation adjustment and other	2,886	1,647	190	95
Benefit payments	1,900	1,669	355	334
Curtailments	—	—	—	—

Benefit obligation at end of year	$(54,800)	$(53,908)	$(7,194)	$(6,444)

Fair value of plan assets at beginning of year	$60,685	$57,597	$—	$—
Actual return on plan assets	(534)	4,588	—	—
Employer contribution	1,105	2,232	355	334
Plan amendments	(284)	(154)	—	—
Benefit payments	(1,712)	(1,583)	(355)	(334)
Currency translation adjustment and other	(3,366)	(1,995)	—	—

Fair value of plan assets at end of year	$55,894	$60,685	$—	$—

Funded status at year-end	$1,094	$6,777	$(7,194)	$(6,444)
Unrecognized transition net (liability)	(483)	(447)	—	—
Unrecognized transition net gain/(loss)	7,687	3,294	960	280
Unrecognized prior service cost	167	229	—	—
Currency translation adjustment and other	3,280	1,244	(53)	(97)

Prepaid (accrued) benefit cost	$11,745	$11,097	$(6,287)	$(6,261)

	Pension Benefits			Postretirement Plans
	2001	2000	1999	2001	2000	1999
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$2,148	$2,124	$2,116	$154	$84	$77
Interest costs on projected benefit obligation and other	3,314	3,300	2,926	412	402	366
(Return) on plan assets	(4,116)	(4,033)	(3,622)	—	—	—
Net amortization of transition obligation and other	387	467	(320)	—	—	—

Periodic benefit cost, net	$1,733	$1,858	$1,100	$566	$486	$443

Weighted average assumption rates:
Return on plan assets	6.5-9.0%	6.5-9.0%	6.5-9.0%	—	—	—
Discount rate on projected benefit obligations	6.25-7.5%	6.25-7.5%	6.25-7.5%	6.5-7.5%	6.5-7.5%	6.5-7.5%
Salary and wage escalation rate	3.0-5.0%	3.0-5.0%	3.0-5.0%	—	—	—

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
1999	7.1-10.0%
2000	7.1-10.0
2001	6.6-10.0
2002	6.1-10.0
2003	5.6-10.0
2004	5.1-8.0
2005	4.6-8.0
2006 and thereafter	4.1-6.0

        A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands)
Effect on total of service and interest cost components	$69	$(61)
Effect on postretirement benefit obligation	730	(632)

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $3.8, $3.9 and $3.5 million for 2001, 2000 and 1999, respectively.

Note 14. Segments and Geographic Information

        The Company discloses information about segments and geographic data in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Due to a change in the Company's internal reporting structure, continued product diversification and end market expansion, the Company changed its reportable segments during the first quarter of fiscal 2000 to Consumer and Industrial & Specialty and restated prior period segment information to reflect this change. Sales to P&G and J&J who each account for greater than 10% of the Company's sales, are reported primarily within the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of asset. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating segment assets and certain costs is the percent of net sales method. As previously discussed in Note 1. "Nature of Operations and Business Conditions," the Company recorded unusual items during fiscal 2001 consisting of asset impairment, plant realignment and special charges. These charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

        Financial data by segment is as follows (in thousands):

	Fiscal Year
	2001	2000	1999
Net sales to unaffiliated customers
Consumer	$463,537	$486,328	$511,211
Industrial and specialty	352,029	375,707	378,584

	$815,566	$862,035	$889,795

Operating income (loss)
Consumer	$29,072	$62,191	$94,046
Industrial and specialty	(1,851)	22,372	26,179

	27,221	84,563	120,225
Asset impairment	(181,190)	—	—
Plant realignment	(7,441)	—	—
Special charges	(1,850)	—	—

	$(163,260)	$84,563	$120,225

Depreciation and amortization
Consumer	$46,299	$43,499	$37,083
Industrial and specialty	31,984	28,766	29,463

	$78,283	$72,265	$66,546

Identifiable assets
Consumer	$634,642	$767,866	$783,893
Industrial and specialty	482,994	652,197	585,948
Corporate (1)	114,578	87,931	96,405

	$1,232,214	$1,507,994	$1,466,246

Capital spending
Consumer	$12,186	$48,530	$109,158
Industrial and specialty	9,254	37,492	80,838

	$21,440	$86,022	$189,996

(1)
Consists primarily of cash, short-term investments, loan acquisition costs and other corporate related assets.

        Geographic data for the Company's operations are presented in the following table. Export sales from the Company's United States operations to unaffiliated customers approximated $89.9, $95.8 and $110.0 million during 2001, 2000 and 1999, respectively.

	Fiscal Year
	2001	2000	1999
	(In Thousands)
Net sales to unaffiliated customers
United States	$412,271	$471,666	$490,039
Canada	99,684	98,152	106,253
Europe	184,564	202,699	241,669
Asia	21,412	18,081	8,302
Latin America	97,635	71,437	43,532

	$815,566	$862,035	$889,795

Identifiable assets
United States	$728,688	$924,022	$908,306
Canada	138,809	154,254	155,208
Europe	188,960	239,202	262,137
Asia	41,427	42,104	50,101
Latin America	134,330	148,412	90,494

	$1,232,214	$1,507,994	$1,466,246

Note 15. Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Fiscal year ended December 29, 2001
Net sales	$201,256	$214,387	$202,381	$197,542
Gross profit	31,062	36,337	37,062	34,234
Net income (loss)	$(18,584)	$(13,035)	$(11,548)	$(204,394)

Net income (loss) per common share— basic and diluted	$(0.58)	$(0.41)	$(0.36)	$(6.39)

Fiscal year ended December 30, 2000
Net sales	$231,952	$223,801	$203,516	$202,766
Gross profit	51,536	50,851	41,805	47,831
Income (loss) before extraordinary item	2,137	679	(5,646)	(2,234)
Extraordinary item	—	741	—	—
Net income (loss)	$2,137	$1,420	$(5,646)	$(2,234)

Net income (loss) per common share— basic and diluted:
Income (loss) before extraordinary item	$0.07	$0.02	$(0.18)	$(0.07)
Extraordinary item	—	0.02	—	—

Net income (loss) per common share— basic and diluted	$0.07	$0.04	$(0.18)	$(0.07)

        As previously discussed under Note 1. "Nature of Operations and Business Conditions," the Company recorded restructuring related charges in the second and fourth quarters of fiscal 2001. During the second quarter of 2000, the Company recorded a gain from the extinguishment of debt of $0.7 million, net of $0.4 million in taxes.

Note 16. Certain Matters and Affiliate Transactions

Certain Matters

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up Saudi Arabian state-of-the-art nonwovens production line (the "Saudi Venture"). Over the course of 2001, the Company funded approximately $4.4 million representing its pro-rata share for the construction costs of this line in Saudi Arabia. The Company is not permitted to acquire more than a 45% interest in the Saudi Venture pursuant to Amendment No. 6. The Saudi Venture and the Company's equity stake are currently under review pending finalization of the Investment Approval Application (the "IAA") between the Company and its partner and the approval of the IAA by the Saudi Arabian government. The Company expects to receive the final outcome of the review during the second quarter of fiscal 2002. However, in the event the Company and its partner are unable to agree on final terms of the Saudi Venture acceptable to the Company, the Saudi Venture would not be able to obtain approval of the IAA from the Saudi Arabia government. Moreover, the Company may not be able to recover its pro-rata share of construction costs funded to date. The Company has not guaranteed any indebtedness of the non-consolidated Saudi Venture.

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. During fiscal 2001, such on-going costs, excluding certain statutory employee benefit refunds of approximately $1.3 million, approximated $2.1 million. Net of shared refunds and repatriations, Galey's cash reimbursement to the Company under terms of the MSA was approximately $0.5 million for the fiscal 2001 activity. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company.

Affiliate Transactions

        The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and shared other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $2.1, $1.7 and $2.7 million in 2001, 2000 and 1999 respectively. The Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Annual rent expense relating to this lease approximated $0.2 million in 2001, 2000 and 1999. In addition, during 2000 the Company purchased equipment for approximately $0.3 million from an entity affiliated with the Company. The Company believes that the purchase price for this equipment was comparable to that which would have been paid to an unaffiliated third party.

        As part of the financing of the acquisition of Dominion, the Company received a $69.0 million investment from ZB Holdings, Inc. ("ZB Holdings"), an entity affiliated with the Company. This amount, including interest of approximately $0.6 million, was repaid during January 1998. In connection with this transaction, ZB Holdings requested consideration from the Company in return for providing a portion of the financing required to complete the tender offer for the outstanding shares of Dominion. Independent members of the Board of Directors engaged independent outside legal counsel and an independent banking firm to evaluate this request. Pursuant to the review, ZB Holdings received $5.3 million during 1998 from the Company that was capitalized a part of the cost of the acquisition in 1998.

Note 17. Subsequent Event

        On March 25, 2002, a group of creditors holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary petition under Chapter 11 of the U.S.

bankruptcy code in the U.S. Bankruptcy Court for the District of South Carolina. On April 2, 2002, the Company reached an agreement in principal with the petitioning creditors to have the involuntary petition dismissed. The agreement contemplates that the Company will negotiate in good faith with the petitioning creditors over the terms of the Company's announced exchange offer, and provides for the reimbursement by the Company of certain fees and expenses of the petitioning creditors. The agreement also provides that for as long as the Company and the petitioning creditors are continuing to negotiate the terms of the exchange offer until May 12, 2002, such creditors will forbear from exercising any of their rights or remedies as a result of the default by the Company under the Senior Subordinated Notes. In the event the Company is unable to complete the exchange offer on terms acceptable to the Company, or if the Company determines that it is otherwise necessary, the Company may seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws. Any such action could take place prior to May 12, 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

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
  (i)
  Report of Ernst & Young LLP, Independent Auditors.
  (ii)
  Consolidated Balance Sheets.
  (iii)
  Consolidated Statements of Operations.
  (iv)
  Consolidated Statements of Shareholders' Equity (Deficit).
  (v)
  Consolidated Statements of Cash Flows.
  (vi)
  Notes to Consolidated Financial Statements.
  (b)
  Schedule II—Valuation and Qualifying Accounts ("Schedule II"). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

Exhibits

        Exhibits required to be filed with this Form 10-K are listed in the following Exhibit Index.

Form 8-K

        On December 31, 2001, the Company issued a press release, which was filed on Form 8-K, announcing that the waiver of default under the Company's senior credit facility expired on December 29, 2001, in accordance with its terms, and the Company was in default under its senior credit facility.

        On December 31, 2001, the Company issued a press release, which was filed on Form 8-K, announcing, among other things, that it had entered into an agreement with its bank lending group, pursuant to which the Company's senior bank lenders had agreed to a forbearance period during which they had agreed not to exercise certain remedies available to them as a result of an existing covenant default under the Company's senior credit facility.

        On January 31, 2002, the Company issued a press release, which was filed on Form 8-K, announcing it was in active negotiations with a third party that could lead to a comprehensive financial restructuring and that the Company would be unable to satisfy, among others, a condition in the Forbearance Agreement dated as of December 30, 2001, requiring the Company to deliver to the senior lenders a complete and comprehensive recapitalization proposal by January 31, 2002.

        On February 1, 2002, the Company issued a press release, which was filed on Form 8-K, announcing that it had entered into Amendment No. 1 dated as of January 31, 2002 to the Forbearance Agreement.

        On March 26, 2002, the Company issued a press release, which was filed on Form 8-K, announcing it had received notification that an involuntary Chapter 11 petition had been filed against the Company, the Company has commenced discussions with the petitioning creditors on a potential consensual and prompt withdrawal of the petition, and that if the petition is not withdrawn the Company anticipates that the court will dismiss the petition in light of the Company's exchange offer and comprehensive financial restructuring currently in progress.

        On March 27, 2002, the Company issued a press release, which was filed on Form 8-K, announcing its earnings for fiscal year 2001.

        On March 27, 2002, the Company issued a press release, which was filed on Form 8-K, announcing that it has filed a motion to dismiss the involuntary Chapter 11 filing.

        On April 3, 2002, the Company issued a press release announcing the dismissal of the Involuntary Petition filed against the Company on March 25, 2002 in the Federal Court, District of South Carolina.

POLYMER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS			DEDUCTIONS
Description	Balance at Beginning of Period	Charged To Costs And Expenses	Other		(Describe)		Balance at End of Period
Year ended December 29, 2001
Allowance for doubtful accounts	$8,539	4,125	29		695	(1)	$11,998
Valuation allowance for deferred tax assets	$15,077	36,404	5,607	(3)	—		$57,088
Plant realignment	$—	7,441	—		1,199	(2)	$6,242
Year ended December 30, 2000
Allowance for doubtful accounts	$10,587	122	21		2,191	(1)	$8,539
Valuation allowance for deferred tax assets	$9,996	5,081	—		—		$15,077
Year ended January 1, 2000
Allowance for doubtful accounts	$7,603	5,638	—		2,654	(1)	$10,587
Valuation allowance for deferred tax assets	$4,848	5,148	—		—		$9,996

(1)
Uncollectible accounts written-off and price concessions.

(2)
Cash payments and adjustments.

(3)
Foreign currency translation adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
By:	/s/ JERRY ZUCKER Jerry Zucker Chairman, President and Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 9, 2002.

Signature	Title

/s/ JERRY ZUCKER Jerry Zucker	Chairman, Chief Executive Officer, President and Director (principal executive officer)
/s/ JAMES G. BOYD James G. Boyd	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer and principal accounting officer)
/s/ BRUCE V. RAUNER Bruce V. Rauner	Director
/s/ DAVID A. DONNINI David A. Donnini	Director
/s/ L. GLENN ORR, JR. L. Glenn Orr, Jr.	Director
/s/ DUNCAN M. O'BRIEN, JR. Duncan M. O'Brien, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement dated October 27, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
2.2	Letter Agreement, dated October 27, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
2.3	Operating Agreement, dated December 19, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
2.4	DT Acquisition Inc. Offers to Purchase Statement for all outstanding Common Shares and all outstanding First Preferred Shares of Dominion Textile Inc., dated October 29, 1997.(2)
2.5	Notice of Extension and Variation by DT Acquisition Inc. in respect of its Offers to Purchase, dated November 18, 1997.(2)
2.6	Notice of Extension by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 2, 1997.(2)
2.7	Notice of Extension and Variation by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 8, 1997.(2)
2.8	Notice of Extension by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 17, 1997.(2)
2.9	Letter Agreement between DT Acquisition Inc., PGI and DTI dated November 16, 1997.(2)
2.10	Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of Common Shares of Dominion Textile Inc., dated December 30, 1997.(2)
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
4.11
Second Supplemental Indenture dated January 29, 1998, to indenture dated June 30, 1997, among Polymer Group, Inc., Dominion Textile (USA) Inc., with respect to the 9% Senior Subordinated Notes due 2008.(2)
10.1
Purchase Agreement, dated February 27, 1998, by and among Polymer Group, Inc., the Guarantors named herein and Chase Securities Inc., as Initial Purchaser, with respect to the 8 3/4% Senior Subordinated Notes due 2008.(6)
10.2
Amendment No. 2, dated January 29, 1998, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)
10.3
Amendment No. 3, dated April 9, 1999, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(9)
10.5
Amendment No. 4, dated March 30, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(11)
10.6
Amendment No. 5, dated August 10, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(12)
10.7
Amendment No. 6, dated April 11, 2001, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(13)

10.8
Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.9
Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.10
Form of Subsidiary Guarantee, dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.11
Form of Subsidiary Guarantee dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
99.1	Press release dated December 31, 2001.(15)
99.2	Press release dated December 31, 2001.(16)
99.3	Press release dated January 31, 2002.(17)
99.4	Press release dated February 1, 2002.(17)
99.5	Press release dated March 26, 2002.(18)
99.6	Press release dated March 27, 2002.(18)
99.7	Press release dated March 27, 2002.(18)
99.8	Press release dated April 3, 2002.

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

(12)
Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated November 14, 2000 for the fiscal quarter ended September 30, 2000.

(13)
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated April 16, 2001.

(14)
Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 14, 2001, for the fiscal quarter ended June 30, 2001.

(15)
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated December 31, 2001.

(16)
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated January 4, 2002.

(17)
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 5, 2002.

(18)
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated March 28, 2002.

QuickLinks

PART I
  ITEM 1. BUSINESS
DESCRIPTION OF CERTAIN INDEBTEDNESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
Notes to Selected Consolidated Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Liquidity and Capital Resources
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
POLYMER GROUP, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Fiscal Years Ended December 29, 2001, December 30, 2000 and January 1, 2000 (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
POLYMER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet As of December 29, 2001
Condensed Consolidating Balance Sheet As of December 30, 2000
Condensed Consolidating Statement of Operations For the Fiscal Year Ended December 29, 2001
Condensed Consolidating Statement of Operations For the Fiscal Year Ended December 30, 2000
Condensed Consolidating Statement of Operations For the Fiscal Year Ended January 1, 2000
Condensed Consolidating Statement of Cash Flows For the Fiscal Year Ended December 29, 2001
Condensed Consolidating Statement of Cash Flows For the Fiscal Year Ended December 30, 2000
Condensed Consolidating Statement of Cash Flows For the Fiscal Year Ended January 1, 2000
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. MANAGEMENT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
POLYMER GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
SIGNATURES
EXHIBIT INDEX