Form 10-K/A
period 2001-12-29
POLYMER GROUP INC
filed 2002-04-30
CIK 927417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 29, 2001

                         OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS OF STOCK:          WHICH REGISTERED:
--------------------------------------  ------------------------
Common Stock, par value $.01 per share  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Company's voting stock held by nonaffiliates as of April 5, 2002 was approximately $10.7 million. As of April 5, 2002, there were 32,004,200 shares of common stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

          This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 29, 2001 is filed for the sole purpose of amending and restating Items 10-13 of Part III.

                                    PART III

ITEM 10. MANAGEMENT

                               BOARD OF DIRECTORS

     The Board of Directors is currently comprised of six directors divided into three classes. The term of each class expires in different years. One class consists of David A. Donnini and L. Glenn Orr, Jr., whose terms expire at the 2002 annual meeting of stockholders. One class consists of Jerry Zucker and Bruce V. Rauner, whose terms expire at the 2003 annual meeting of stockholders. The final class consists of James G. Boyd and Duncan M. O'Brien, Jr. whose terms expire at the 2004 annual meeting of stockholders.

     Directors will be elected at each annual meeting by a plurality of the votes cast at the annual meeting by the holders of shares represented in person or by proxy. There is no right to cumulative voting as to any matter, including the election of directors.

     The following sets forth information as to each director as of April 26, 2002, including age, principal occupation and employment during the past five years, directorships in other publicly held companies, membership on committees of the Board of Directors and period of service as a director of the Company.

     Jerry Zucker, 52, has served as Chairman, President, Chief Executive Officer and a Director of the Company since its inception. In addition to his duties with the Company, Mr. Zucker presently serves as Chairman, President, Chief Executive Officer and a Director of InterTech, one of the Company's principal stockholders, and has served in this capacity since 1983.

     James G. Boyd, 57, has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its inception. In addition to his duties with the Company, Mr. Boyd presently serves as Executive Vice President, Treasurer, Secretary and Director of The InterTech Group, Inc. ("InterTech") and has served in this capacity since 1986.

     Duncan M. O'Brien, Jr., 42, has served as a Director of the Company since September 1998. Mr. O'Brien has been President of Crescendo Capital Partners, an investment banking firm, since August 1999. From June 1998 through August 1999, Mr. O'Brien served as Vice Chairman, Director of Investment Banking, of George
K. Baum & Company, an investment banking firm. Prior thereto, from 1984 until April 1998, Mr. O'Brien was with Goldman, Sachs & Co., an investment banking firm, serving most recently as a Vice President.

     Bruce V. Rauner, 46, has been a Director of the Company since its inception. Mr. Rauner has been a Principal of Golder, Thoma, Cressey, Rauner, Inc. ("Golder, Thoma") since 1984 and a Principal of GTCR Golder Rauner, L.L.C. ("Golder Rauner") since January 1998, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner is also a Director of AnswerThink Consulting Group, Inc., Dynacare, Inc. and Province Healthcare.

     David A. Donnini, 36, has served as a Director of the Company since its inception. Mr. Donnini has been a Principal of Golder, Thoma since 1993 and a Principal of Golder Rauner since January 1998. From 1991 to 1993, Mr. Donnini was an Associate with Golder, Thoma. Prior to joining Golder, Thoma in 1991, Mr. Donnini attended The Stanford Graduate School of Business.

     L. Glenn Orr, Jr., 61, has served as a Director of the Company since February 1997. Mr. Orr has been Chairman, President and Chief Executive Officer of Orr Management

Company, a management consulting firm, since February 1995. Prior thereto, from October 1990 until February 1995, Mr. Orr was Chairman, President and Chief Executive Officer of Southern National Corporation, a bank holding company which merged with BB&T Corp. in 1995. Mr. Orr is also a director of Highwoods Properties.

Senior Officers (Other Than Those who are Directors and Listed Above)

     James L. Schaeffer, 51, Executive Vice President of the Company and President and Chief Operating Officer, Nonwovens since August 1999. Mr. Schaeffer served as Vice President and Chief Operating Officer, Nonwovens from February 1998 through August 1999. Mr. Schaeffer served as Group Vice President--Operations and General Manager (Americas), Nonwovens from March 1995 through February 1998. From 1992 until March 1995, Mr. Schaeffer served as Vice President--Operations/Engineering of FiberTech Group, Inc. ("FiberTech"), a wholly-owned subsidiary of the Company. Prior to joining FiberTech, Mr. Schaeffer served as General Manager for Scott Nonwovens at the Landisville facility from 1990 to 1992.

     S. Grant Reeves, 46, has served as Vice President and Chief Operating Officer, Oriented Polymers Division since February 1998. From February 1994 through February 1998, Mr. Reeves also served as a Vice President of the Company. Mr. Reeves joined InterTech in 1986, where he served as Controller of Reemay, Inc. ("Reemay"), a former InterTech affiliate, through December 1987. From January 1988 through June 1991, Mr. Reeves served as Vice President--Finance and Manufacturing for RM Engineered Products, Inc., a former InterTech affiliate. From June 1991 through January 1994, Mr. Reeves served as General Manager at Fabrene, Inc. ("Fabrene"), a wholly-owned subsidiary of the Company.

     Thomas E. Phillips, 52, has served as Senior Vice President--Nonwovens since August 1999. From February 1998 through August 1999, Mr. Phillips served as Group Vice President--Sales (Americas), Finance, Information Technology and Human Resources, Nonwovens. Mr. Phillips served as Group Vice President-- Finance, Systems and Administration, Nonwovens from March 1995 through February 1998. From 1993 until March 1995, Mr. Phillips served as General Manager and Vice President of FiberTech. Prior to joining FiberTech, Mr. Phillips served as a Vice President (1986-1992) and a Senior Vice President (1992-1993) of Reemay, where his responsibilities included financial, systems, human resources and administrative functions.

     Rolf J. Altdorf, 48, has served as Vice President--Europe, Nonwovens since July 1998. From March 1995 to July 1998, Mr. Altdorf served as Managing Director and Vice President--Marketing and Sales of Chicopee B.V., a subsidiary of the Company, in Cuijk, The Netherlands. From October 1985 to March 1995, Mr. Altdorf served in several different capacities in the research and development, marketing and European projects departments of Johnson & Johnson in Dusseldorf, Germany and Cuijk, The Netherlands.

     Richard L. Ferencz, 57, has served as Group Vice President--Asia and Engineering, Nonwovens since May 2000. From February 1998 until May 2000, Mr. Ferencz served as Group Vice President--Advanced Technology and Engineering, Nonwovens. From March 1996 to February 1998, Mr. Ferencz served as Vice President--Advanced Technology and Engineering of the Company. From 1992 to 1996 Mr. Ferencz served as Vice President of Engineering of the Company. Prior to joining the Company, Mr. Ferencz served as Director of Systems of Reemay (1986-1992).

     There are no family relationships among the foregoing persons.

Board and Committee Meetings

     The Board of Directors held four meetings (exclusive of committee meetings) during the preceding fiscal year. The Board of Directors has established the following committees, the functions and current members of which are noted below. Each current director attended 75% or more of the number of meetings held during the preceding fiscal year by the Board of Directors and any committees on which such director served.

     Compensation Committee. The Compensation Committee of the Board of Directors consists of Messrs. Donnini, Orr, Rauner and O'Brien. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company. The Compensation Committee met one time during the preceding fiscal year.

     Stock Option Committee. The Stock Option Plan Committee (the "Stock Option Committee") of the Board of Directors consists of Messrs. Donnini and Rauner. The Stock Option Committee is empowered to grant options to purchase Common Stock of the Company. The Stock Option Committee met one time during the preceding fiscal year.

     Audit Committee. The Audit Committee of the Board of Directors consists of Messrs. Donnini, O'Brien and Rauner. The Audit Committee, among other duties, reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit and considers comments by the auditors regarding internal controls and accounting procedures and management's response to those comments. The Audit Committee held four meetings during the preceding fiscal year.

     The Company does not have a nominating committee.

Compensation of Directors

     Management directors are not entitled to receive any fees for their service on the Board of Directors. Non-management directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In addition, all non-management directors received $2,500 per meeting attended for service on the Board of Directors during 2001 and $500 for any committee meetings attended during 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-ten percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from December 31, 2000 through December 29, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary compensation table specifies the components of the compensation packages of the Company's chief executive officer and four other most highly compensated executive officers (collectively, the "Named Executives") for the years ended December 29, 2001, December 30, 2000 and January 1, 2000. The Company does not maintain any long-term compensation plans.

                                                                                   Long Term
                                                   Annual Compensation            Compensation
                                                 ------------------------     ---------------------
                                                                               Stock     Restricted          All Other
     Name and                          Fiscal                                 Options      Stock           Compensation
Principal Position                      Year     Salary ($)   Bonus ($)        (#)(1)      Awards       ($)          ($)(2)
------------------                     ------    ----------   ----------      --------   ----------    -----        --------
Jerry Zucker ........................   2001       924,776        95,000       310,000        --                      17,826
     Chairman, President
       and Chief                        2000       924,776       204,000          --          --                      18,984
     Executive Officer                  1999       924,776     1,530,000       100,000        --          --          19,015

James G. Boyd .......................   2001       540,884        50,000       185,000        --                      18,962
     Executive Vice
       President, Chief                 2000       540,884       135,000          --          --                      19,751
     Financial Officer,                 1999       540,884     1,012,500        75,000        --                      20,800
     Treasurer and
     Secretary

James L. Schaeffer ..................   2001       426,556        95,000       131,444        --                      17,058
     Executive Vice
       President, President             2000       412,100       105,000          --          --                      16,892
     and Chief Operating
       Officer,                         1999       283,605       245,000        37,000        --                      17,983
     Nonwovens Division

Thomas E. Phillips ..................   2001       224,016        75,000       124,444        --                      12,989
     Senior Vice President,             2000       210,203        91,000          --          --                      15,541
     Nonwovens Division                 1999       188,322       195,000        30,000        --                      13,433

Rolf J. Altdorf .....................   2001       146,590       119,260        45,000        --                      20,624
     Vice President - Europe            2000       145,389        46,299          --          --                      19,731
     Nonwovens Division                 1999       159,378       162,675        12,000        --                      39,614

----------

(1)  Options listed as granted in 1999 were cancelled in 2001.
(2) The following table identifies and quantifies the amount of All Other Compensation for each Named Executive.

                                                    Money
                                                   Purchase      401(k)          401(h)
                                       Fiscal      Pension      Company         Company     Retirement
Name                                    Year         Plan     Contribution   Contribution    Annuity
----                                   ------      --------   ------------   ------------   ----------
Jerry Zucker ........................   2001         5,950         9,892         1,984          --
                                        2000         5,950        11,050         1,984          --
                                        1999        13,600         3,015         2,400          --
James G. Boyd .......................   2001         5,950        11,028         1,984          --
                                        2000         6,739        11,028         1,984          --
                                        1999        13,600         4,800         2,400          --
James L. Schaeffer ..................   2001         4,741        10,736         1,581          --
                                        2000         5,185        10,180         1,527          --
                                        1999        10,305         6,266         1,412          --
Thomas E. Phillips ..................   2001         1,787        10,606           596          --
                                        2000         3,474        11,492           575          --
                                        1999         7,255         5,514           664          --
Rolf J. Altdorf .....................   2001          --            --            --          20,624
                                        2000          --            --            --          19,731
                                        1999          --            --            --          39,614

     The amounts included under the column entitled "Money Purchase Pension Plan" are amounts paid by the Company into a trust fund which provides retirement benefits and, under certain circumstances, death or disability benefits or benefits upon termination of employment.

The 2001 Polymer Group Stock Option Plan

     In 2001, the Board of Directors adopted the 2001 Polymer Group Stock Option Plan (the "2001 Plan"). The 2001 Plan was approved by the stockholders of the Company in June 2001. The 2001 Plan provides for grants of stock options. Directors, officers and other employees of the Company and its subsidiaries, are eligible for grants under the 2001 Plan. A total of 1,500,000 shares of our common stock, representing 4.7% of our currently outstanding common stock, will be available for issuance under the 2001 Plan, subject to adjustment in the event of a stock split, merger or similar change in the corporate structure of the Company or the outstanding shares of common stock. The shares available for issuance under the 2001 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. As of April 29, 2002, the closing price of the common stock as reported on the New York Stock Exchange was $0.60 per share.

     The Compensation Committee of our Board of Directors will administer the 2001 Plan. Our Board also has the authority to administer the 2001 Plan and to take all actions that the Compensation Committee is otherwise authorized to take under the 2001 Plan. Grants will be awarded under the 2001 Plan entirely in the discretion of the Compensation Committee. Under the 2001 Plan, the Compensation Committee or the Board may award grants of incentive stock options conforming to the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and other, non-qualified stock options. The Compensation Committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the 2001 Plan, and it may not award incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000, determined at the time of grant.

     The Compensation Committee will determine the exercise price of any option in its discretion. However, the exercise price of an incentive option may not be less than 100% of the fair market value of a share of common stock on the date of grant, and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company's voting power may not be less than 110% of such fair market value on such date.

     Unless the Compensation Committee determines otherwise, the exercise price of any option may be paid in cash, and/or by simultaneous sale through a broker of shares of common stock acquired upon exercise.

     The Compensation Committee will determine the term of each option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive option granted to a person who owns stock constituting more than 10% of the voting power of the Company, five years from the date of grant. In addition, all options under the 2001 Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, the Company or its subsidiaries. Options generally expire 30 days after the date of cessation of service, so long as the grantee does not compete with the Company during the 30-day period.

     The Board may amend or terminate the 2001 Plan in its discretion, except that no amendment will become effective without prior approval of the Company's stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any applicable stock exchange listing requirements. Furthermore, any termination may not materially and adversely affect any outstanding rights or obligations under the 2001 Plan without the affected participant's consent. If not previously terminated by the board, the 2001 Plan will terminate on the tenth anniversary of its adoption.

The 1996 Key Employee Stock Option Plan

     In March 1996, the Board of Directors of the Company approved the 1996 Key Employee Stock Option Plan (the "Key Employee Plan" or "Plan"). The Key Employee Plan was approved by the stockholders of the Company in April 1996. The Key Employee Plan is administered by the Stock Option Committee. Any person who is a full-time, salaried employee of the Company is eligible to participate in the Plan (a "Participant"). Approximately 1,287 persons are currently eligible to participate in the Key Employee Plan. The Stock Option Committee selects the Participants and determines the terms and conditions of the options. In April 1996, the Board of Directors approved the Plan providing for up to 1,500,000 shares to be issued thereunder, subject to certain adjustments reflecting changes in the Company's capitalization. On April 29, 2002, the market value of the Common Stock underlying the 1,500,000 options was $900,000. The description of the Key Employee Plan set forth herein is qualified in its entirety by reference to the complete text of such Plan, which is filed as an Exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-2424), and incorporated herein by reference.

     Options granted under the Key Employee Plan may be either incentive stock options ("ISOs") or such other forms of nonqualified stock options ("NQOs") as the Compensation Committee may determine. ISOs are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"). The exercise price of the options will be at least 100% of the fair market value of a share of Common Stock on the date of grant, except that the exercise price of an ISO granted to an individual who directly (or by attribution under Section 424(d) of the Code) owns shares possessing more than 10% of the total combined voting power of all classes of stock of the Company will be at least 110% of the fair market value of a share of Common Stock on the date of grant.

     Options granted under the Key Employee Plan may be subject to time vesting and certain other restrictions at the Stock Option Committee's sole discretion. Subject to certain exceptions and unless otherwise provided in the option agreement, the right to exercise an option generally terminates at the earlier of (i) the first date on which the initial grantee of such option is not employed by either the Company or any subsidiary for any reason other than termination without cause, death or permanent disability or (ii) the expiration date of the option. If the holder of an option dies or suffers a permanent disability while still employed by the Company or any subsidiary, the right to exercise all unexpired installments of such option shall be accelerated and shall accrue as of the date of such death or the later of the date of such permanent disability or the discovery of such permanent disability, and such option shall be exercisable, subject to certain exceptions, for 90 days after such date. If the holder of an option is terminated without cause, to the extent the option has vested, such option shall be exercisable for 30 days after such date.

     The Board of Directors has the power and authority to amend the Plan at any time without approval of the Company's stockholders; provided, that the Board of Directors shall not amend the Plan to cause any outstanding ISOs to no longer qualify as ISOs or materially increase the benefits or number of shares under the Plan or modify the eligibility requirements without the affirmative approval of the Company's stockholders. In addition, the Board of Directors shall not amend the Plan to materially and adversely affect the rights of an option holder under such option without the consent of such option holder.

     Supplemental cash payments may also be made in conjunction with options granted under the Key Employee Plan.

Employment and Management Agreements

     Pursuant to management agreements originally entered into in October 1992 (the "PGI Polymer Management Agreements"), Messrs. Zucker and Boyd (collectively, the "Executives") have agreed to serve as President and Chief Executive Officer, and Executive Vice President, Secretary and Treasurer, respectively, of the Company's subsidiaries, PGI Polymer, Inc. ("PGI Polymer") and FiberTech Group, Inc. ("FiberTech"). Pursuant to management agreements entered into in March 1995 (the "Chicopee Management Agreements" and, together with the PGI Polymer Management Agreements, the "Management Agreements"), the Executives have agreed to serve in the same capacities for the Company's subsidiary, Chicopee, Inc. ("Chicopee"). The

Management Agreements provide that the Executives' employment thereunder will continue until the Executive's resignation, permanent disability, death or termination by PGI Polymer's or Chicopee's Board of Directors, as the case may be.

     The PGI Polymer Management Agreements provide for an annual base salary of $250,000 to be paid to Mr. Zucker and an annual base salary of $150,000 to be paid to Mr. Boyd, while the Chicopee Management Agreements provide for an annual base salary of $400,000 to be paid to Mr. Zucker and an annual base of $200,000 to be paid to Mr. Boyd, all of which amounts may be increased as determined in good faith by the Board of Directors. The Management Agreements also provide for a bonus to be paid at the end of each fiscal year to each of the Executives in an amount determined by the Board of Directors, but not to exceed such Executive's base salary.

     The Management Agreements provide that upon the termination of either Executive's employment, such Executive is entitled to receive severance payments equal to either one-half (in the case of death, disability, resignation without good reason or termination for cause) or three times (in all other cases) his annual salary.

     The Company has not entered into written employment contracts with any of its other executive officers.

Termination Benefits

     In 1998, the Company entered into Change in Control Severance Compensation Agreements (the "Agreements"), with Messrs. Zucker and Boyd. The Agreements were a result of a determination by the Board of Directors that it was important and in the best interests of the Company and its shareholders to ensure that, in the event of a possible change in control of the Company, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control.

     For purposes of the Agreements, a "change in control" occurs when (i) any person or group of persons acting jointly and in concert acquire 35% or more of the Company's voting securities, (ii) any person, or group of persons acting jointly and in concert, owning 5% or greater of the voting power of the Company's Common Stock nominates individuals for election to the Board (who have not been approved by the incumbent board) who, if elected, would constitute a majority of the members on the Board who are not full-time employees of the Company, and a majority of such nominees are elected to the Board of Directors, or (iii) the Company ceases to control in fact, directly or indirectly, all or substantially all of the assets employed in carrying on the business of the Company.

     Benefits are payable under the Agreements only if a change in control has occurred and thereafter the officer's employment is terminated involuntarily without cause or voluntarily by the officer for reasons such as demotion, relocation, loss of benefits or other changes. The principal benefit to be provided to officers under the Agreements is a payment equal to 2.99 times the sum of (i) base salary, (ii) the cash value of the non-cash benefit plans and
(iii) the average of the annual bonus received in the prior two years.

     In 2001, the Company entered into Retention and Severance Agreements (the "Retention Agreements") with Messrs. Schaeffer, Phillips, and Altdorf, as well as other key employees. The Retention Agreements were a result of a determination by the Board of Directors that it was in the best interest of the Company and its shareholders to retain certain key employees during a difficult and uncertain time for the Company.

     Under these Retention Agreements, certain key employees who remained with the Company for 30 months would receive a retention bonus of up to 0.83 times their annual base salary. Additionally, the key employees were provided with a defined severance benefit in the event they were terminated other than for cause during the same 30-month period. The severance benefit provided the key employees with up to 1.50 times their respective annual base salary, as well as continuation of the Company-sponsored health plan.

     Furthermore, in the event that any person or group (other than Mr. Zucker and/or Mr. Boyd and/or Golder, Thoma, Cressey & Rauner, L.P. and/or one or more of their affiliates, individually or collectively) acting jointly or in concert becomes the owner or controlling body, directly or indirectly, of over 50% of the common and other voting shares of the Company, the key employees will receive any unpaid retention bonus and severance if they are terminated for any reason during the 30-month period referenced above or if they are constructively dismissed (as a result of a material reduction in base salary, an adverse change in status, a forced relocation, or similar events).

     The Agreements are not employment agreements, and do not impair the right of the Company to terminate the employment of the officer with or without cause prior to a change in control or absent a potential or pending change in control, or the right of the officer to voluntarily terminate his employment.

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation Committee are Messrs. Donnini, Orr, Rauner, O'Brien, and Mr. Rauner, a director of the Company, is also a general partner of Golder, Thoma, Cressey & Rauner, L.P. Golder, Thoma, Cressey & Rauner, L.P. is the general partner of GTC Fund III, which owns 17.6% of the Company's Common Stock.

Compensation Committee Report on Executive Compensation

     The Compensation Committee of the Board of Directors (the "Committee") is pleased to present its report on executive compensation. The Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company. This Committee report documents the components of the Company's executive officer compensation programs and describes the bases upon which compensation will be determined by the Committee with respect to the executive officers of the Company, including the Named Executives.

     This Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     Compensation Philosophy. The compensation philosophy of the Company is to endeavor to directly link executive compensation to continuous improvements in corporate performance and increases in shareholder value. The Committee has adopted the following objectives as guidelines for compensation decisions.

     - Display a willingness to pay levels of compensation that are necessary to attract and retain highly qualified executives.

     - Be willing to compensate executive officers in recognition of superior individual performance, new responsibilities or new positions within the Company.

     - Take into account historical levels of executive compensation and the overall competitiveness of the market for high quality executive talent.

     - Implement a balance between short-term and long-term compensation to complement the Company's annual and long-term business objectives and strategy and to encourage executive performance in furtherance of the fulfillment of those objectives.

     - Provide variable compensation opportunities based on the performance of the Company, encourage stock ownership by executives and align executive remuneration with the interests of stockholders.

     Compensation Program Components. The Committee regularly reviews the Company's compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

     Base Salary. The Company's base pay levels are largely determined by evaluating the responsibilities of the position held and the experience of the individual and by comparing the salary scale with companies of similar size and complexity. Actual base salaries are kept within a competitive salary range for each position that is established through job evaluation and market comparisons and approved by the Committee as reasonable and necessary. Mr. Zucker's and Mr. Boyd's minimum base salaries are $650,000 and $350,000 per year, respectively, pursuant to the Management Agreements, which is comparable to salaries paid for executives holding positions with comparable responsibilities. The Management Agreements provide that the Compensation Committee may increase the base salaries for each year at its discretion.

     Annual Incentives. The Management Agreements provide that Messrs. Zucker and Boyd may also receive an annual bonus, determined by the Board of Directors, up to their base salaries.

     Stock Option Program. The Committee strongly believes that by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to increase their ownership of the Company's stock, the interests of stockholders and executives will be closely aligned. Therefore, the Company's key employees (including the Named Executives) are eligible to receive either incentive stock options or nonqualified stock options as the Stock Option Committee may determine from time to time, giving them the right to purchase shares of the Company's Common Stock at an exercise price equal to 100% of the fair market value of such Common Stock at the date of grant (or such greater amount as the Stock Option Committee may determine). The number of stock options granted to executive officers is based on competitive practices.

     Certain Tax Considerations. Section 162(m) of the Code generally limits the corporate tax deduction for compensation paid to the Named Executives to $1,000,000 in any given taxable year, unless certain requirements are met. The Compensation Committee has carefully considered the impact of this tax code provision. The Committee currently believes that it has structured the compensation plans for the Named Executives as necessary in order to maximize the Company's corporate tax deduction without limiting the Company's ability to attract and retain qualified executives.

     Summary. After its review of all existing programs, the Committee continues to believe that the total compensation program for executives of the Company is focused on increasing values for stockholders and enhancing corporate performance. The Committee currently believes that the compensation of executive officers is properly tied to stock appreciation through their significant ownership interests in the Company. The Committee believes that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes. The foregoing report has been approved by all members of the Committee.

                                        COMPENSATION COMMITTEE

                                        David A. Donnini

                                        Duncan M. O'Brien, Jr.

                                        L. Glenn Orr, Jr.

                                        Bruce V. Rauner

                                PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total stockholder return since December 31, 1996 with the Russell 2000 Index and with selected companies that the Company believes are similar to the Company (the "Peer Group"). The Company's Peer Group is comprised of the following companies:
Intertape Polymer Group, Inc., Lydall Corporation, Millipore Corporation, Pall Corporation and Unifi, Inc.

                           Comparison of Total Return*
           Polymer Group, Inc., Russell 2000 Index and the Peer Group

                              [GRAPH APPEARS HERE]

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                              ------------------------FISCAL YEAR ENDING------------------------
COMPANY/INDEX/MARKET          12/31/1996    12/31/1997    12/31/1998    12/31/1999    12/29/2000
Polymer Group                 100.00         68.47         71.62        131.67         39.14
Customer Selected Stock
  List                        100.00         95.83         83.32         78.38         84.59
Russell 2000 Index            100.00        122.34        118.91        142.21        136.07

----------
  12/31/2001
      5.48
     88.54
    137.46

SOURCE:  MEDIA GENERAL FINANCIAL SERVICES
         P.O. BOX 85333
         RICHMOND, VA 23293
         PHONE: 1-(800) 446-7922
         FAX:   1-(804) 649-6826
--------
* Total Return assumes reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following information with respect to the outstanding shares of common stock of the Company beneficially owned by each director and nominee for director of the Company, the chief executive officer and the four other most highly compensated executive officers, all beneficial owners of more than five percent of the common stock known to the Company and the directors and executive officers as a group is furnished as of March 12, 2002, except as otherwise indicated.

                                                                  COMMON STOCK
                                                                  NUMBER OF PERCENT OF
                                                                  SHARES(1)      CLASS(2)
Jerry Zucker(3)(4) ............................................   8,429,747       26.3%
James G. Boyd(4)(5) ...........................................   5,023,018       15.7%
The InterTech Group, Inc.(4)(6) ...............................   4,350,219       12.8%
Golder, Thoma, Cressey Fund III Limited Partnership(4)(7) .....   5,627,176       17.6%
Bruce V. Rauner(8) ............................................   5,639,676       17.6%
David A. Donnini(9) ...........................................      12,500       *
Duncan M. O'Brien, Jr.(10) ....................................      17,500       *
L. Glenn Orr, Jr.(11) .........................................      16,800       *
James L. Schaeffer(12) ........................................      77,761       *
S. Grant Reeves(13) ...........................................      31,961       *
Thomas E. Phillips(14) ........................................      37,511       *
Dimensional Fund Advisors(15) .................................   2,141,200        6.7%
All directors and executive officers
as a group (12 persons)(17) ...................................  14,969,966       46.8%

(1) Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated. The number of shares includes shares of common stock subject to options exercisable within 60 days of March 12, 2002.
(2) Percentages less than one percent are denoted by an asterisk. Shares subject to options exercisable within 60 days of March 12, 2002 are considered outstanding for the purpose of determining the percentage of the class held by the holder of such options, but not for the purpose of computing the percentage held by others.
(3) Includes 4,061,558 shares held by Mr. Zucker (including 77,500 shares subject to options exercisable within 60 days), 7,080 held by Mr. Zucker's wife, 10,890 held in trust for Mr. Zucker's children, 4,088,568 shares held by The InterTech Group, Inc. ("InterTech") and 261,651 shares held by FTG, Inc. ("FTG"). Mr. Zucker is Chairman, Chief Executive Officer and President of InterTech and FTG, and as a result may be deemed to have voting and dispositive power over the shares held by InterTech and FTG.
(4) Each of these parties has entered into an agreement providing for the election of directors. Each such party disclaims beneficial ownership of shares of common stock owned by the other parties.
(5) Includes 672,799 shares held by Mr. Boyd (including 46,250 shares subject to options exercisable within 60 days), 4,088,568 shares held by InterTech, 261,651 shares held by FTG. Mr. Boyd is Executive Vice President, Secretary and Treasurer of InterTech and FTG.
(6) Includes 4,088,568 shares held by InterTech and 261,651 shares held by FTG. The address of InterTech is 4838 Jenkins Avenue, North Charleston, SC 29405.
(7) All of the reported shares are held by GTC Fund III, of which Golder, Thoma, Cressey & Rauner, L.P. is the general partner. Mr. Rauner is a general partner of Golder, Thoma, Cressey & Rauner, L.P., but disclaims beneficial ownership of such shares. The address of GTC Fund III is c/o Golder, Thoma, Cressey, Rauner, Inc., 6100 Sears Tower, Chicago, IL 60606-6402.
(8)  Includes 12,500 shares subject to option.
(9)  Includes 12,500 shares subject to option.
(10) Includes 5,000 shares held in an individual retirement account of Mr. O'Brien and 12,500 shares subject to option.
(11) Includes 3,800 shares held by Mr. Orr, 500 shares held by Mr. Orr's daughter and 12,500 shares subject to option. Mr. Orr disclaims beneficial ownership of the shares held by his daughter.
(12) Includes 38,500 shares held by Mr. Schaeffer and 39,261 shares subject to options.
(13) Includes 7,000 shares held by Mr. Reeves and 24,961 shares subject to options.
(14) All 37,511 shares subject to options.
(15) Dimensional Fund Advisors ("Dimensional") reported, as of December 31, 2001, sole voting and dispositive power over 2,141,200 shares. The information set forth herein is based solely on a Schedule 13G filed by Dimensional for the year ended December 31, 2001. The address of Dimensional, as so reported, was 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(16) Includes shares held by GTC Fund III, InterTech and FTG.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Right of First Refusal, Registration Agreement and Voting Agreement

     In June 1994, Messrs. Zucker and Boyd entered into an agreement with the Company pursuant to which Messrs. Zucker and Boyd granted to the Company the prior right to acquire any business identified by either of them (while employed by the Company), or their affiliates, engaged in, or planning to engage in, the manufacture and marketing of nonwoven and woven polyolefin fabrics for industrial and consumer applications or any other business then engaged in by the Company. To the extent the Company does not elect to pursue any such acquisition, Messrs. Zucker and Boyd are free to acquire such business.

     In June 1995, the Company and certain of the stockholders entered into an Amended and Restated Registration Agreement, pursuant to which such stockholders have the right, in certain circumstances and subject to certain conditions, to require the Company to register shares of the Company's Common Stock held by them under the Securities Act of 1933. Under the Registration Agreement, except in certain limited circumstances, the Company is obligated to pay all expenses in connection with such registration.

     In May 1996, certain of the Company's stockholders entered into an agreement (the "Voting Agreement") providing, among other things, for the nomination and voting for up to six directors of the Company by such stockholders. As of April 5, 2001, such stockholders beneficially owned approximately 49.3% of the outstanding Common Stock of the Company. Under the Voting Agreement, each of the stockholders party thereto has agreed to vote its shares in favor of the Company's Chief Executive Officer and Executive Vice President, two nominees designated by GTC Fund III and two outside directors to be jointly designated by GTC Fund III and InterTech. Each director nominated by parties to the Voting Agreement may be removed only at the request of the party who nominated such director. The Voting Agreement terminates at such time as (a) GTC Fund III and its affiliates cease to own at least 10% of the Common Stock and (b) InterTech and its affiliates cease to own 10% of the Common Stock. The stockholders who are parties to the Voting Agreement hold, in the aggregate, a substantial amount of the voting power of the Company and thus, if acting in unison or in various combinations, could likely be able to elect a majority of the directors of the Company even if the Voting Agreement were not in place.

Other Transactions

     The Company's corporate headquarters are housed in space leased by InterTech from an affiliate of InterTech. A portion of the payments and other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $2.1 million during 2001. In addition, during fiscal 2000 the Company purchased equipment for approximately $0.3 million from an entity affiliated with the Company.

     On September 1, 1993, ConX, Inc. ("ConX"), a subsidiary of InterTech, acquired a manufacturing facility in Vineland, New Jersey for the benefit of Technetics Group, Inc. ("Technetics"), a wholly owned subsidiary of FiberTech, and entered into a lease of the facility to Technetics at a base rate of $2.50 per square foot, subject to adjustment to account for inflation, which is comparable to similar properties in the area. During 2001, the Company paid ConX approximately $209,000 for use of the facility. The lease terminates on August 31, 2003 and is subject to a purchase option at termination. The leased facility consists of 83,500 square feet of manufacturing space and was acquired by ConX for $1,250,000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       POLYMER GROUP, INC.

                                                       By:               /s/ JERRY ZUCKER
                                                            -----------------------------------------
                                                                           Jerry Zucker
                                                                     CHAIRMAN, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON APRIL 30, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ JERRY ZUCKER
     -------------------------------------------       Chairman, Chief Executive Officer, President
                    Jerry Zucker                         and Director (principal executive officer)

                                                       Executive Vice President, Chief Financial
                  /s/ JAMES G. BOYD                      Officer, Treasurer and Director (principal
     -------------------------------------------         financial officer and principal accounting
                    James G. Boyd                        officer)

                 /s/ BRUCE V. RAUNER
     -------------------------------------------       Director
                   Bruce V. Rauner

                /s/ DAVID A. DONNINI
     -------------------------------------------       Director
                  David A. Donnini

                /s/ L. GLENN ORR, JR.
     -------------------------------------------       Director
                  L. Glenn Orr, Jr.

             /s/ DUNCAN M. O'BRIEN, JR.
     -------------------------------------------       Director
               Duncan M. O'Brien, Jr.