Form 10-K/A
period 2001-12-29
POLYMER GROUP INC
filed 2002-05-01
CIK 927417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

          This Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 29, 2001 is filed for the purposes of (i) amending Item 11 of Part III to add the table "Option Grants in Last Fiscal Year" and the table "Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values" and
(ii) adding Exhibit 10.12 and restating the Exhibit Index.

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

     The following tables are added to the discussion set forth in the Company's Report on Form 10-K/A (Amendment No. 1) filed on April 30, 2002.

     The following tables disclose, for the Named Executives, information regarding stock options granted or exercised during, or held at the end of, 2001.

Option Grant Table

                        Option Grants in Last Fiscal Year

                                                                  Potential Realizable Value
                                  %of Total                        at Assumed Annual Rates
                                   Options                        of Stock Price Appreciation
                         Options  Granted to  Exercise                  for Option Term
                         Granted Employees in  Price   Expiration ---------------------------
Name                       (#)   Fiscal Year   ($/Sh)   Date (2)    5%($)(1)     10%($)(1)
----                     ------- ------------ -------- ---------- ---------------------------
Jerry Zucker............  50,000      7.6%      $2.75    6/6/11    $    86,488  $     219,175
Jerry Zucker............ 260,000     27.7        1.88   9/24/11        307,455        779,147
James G. Boyd...........  50,000      7.6        2.75    6/6/11         86,488        219,175
James G. Boyd........... 135,000     14.4        1.88   9/24/11        159,640        404,557
James L. Schaeffer......  25,600      6.7        1.54    5/3/11         24,798         62,842
James L. Schaeffer......  24,400      3.7        2.75    6/6/11         42,206        106,957
James L. Schaeffer......  81,444      8.7        1.88   9/24/11         96,309        244,065
Thomas E. Phillips......  25,600      6.7        1.54    5/3/11         24,798         62,842
Thomas E. Phillips......  24,400      3.7        2.75    6/6/11         42,206        106,957
Thomas E. Phillips......  74,444      7.9        1.88   9/24/11         88,032        223,088
Rolf J. Altdorf.........  12,800      3.4        1.54    5/3/11         12,399         31,421
Rolf J. Altdorf.........  12,200      1.8        2.75    6/6/11         21,103         53,479
Rolf J. Altdorf.........  20,000      2.1        1.88   9/24/11         23,650         59,934

----------

(1) Amounts reflect certain assumed rates of appreciation set forth in the SEC's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall stock market conditions. No assurance can be made that the amounts reflected in these columns will be achieved.

(2) The options granted during 2001 were 25% vested at the time of grant and will vest equally in 25% increments over the next 3 years. The options granted during 2001 expire 10 years from the date of grant.

Option Exercises and Year-End Option Value Table

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                                          Value of Unexercised
                                                Number of Unexercised     In-the-Money Options
                           Shares     Value     Options at FY-End (#)           at FY-End
                         Acquired on Realized ------------------------- -------------------------
     Name                Exercise(1)  ($)(1)  Unexercisable Exercisable Unexercisable Exercisable
     ----                ----------- -------- ------------- ----------- ------------- -----------
Jerry Zucker............     --        --        232,500       77,500        $ 0          $ 0
James G. Boyd...........     --        --        138,750       46,250          0            0
James L. Schaeffer......     --        --         98,583       32,861          0            0
Thomas E. Phillips......     --        --         93,333       31,111          0            0
Rolf J. Altdorf.........     --        --         33,750       11,250          0            0

----------

(1)  None of the options granted to the Named Executives has been exercised.

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

                                                       POLYMER GROUP, INC.

                                                       By:               /s/ JERRY ZUCKER
                                                            -----------------------------------------
                                                                           Jerry Zucker
                                                                     CHAIRMAN, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MAY 1, 2002.

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

                 /s/ BRUCE V. RAUNER
     -------------------------------------------       Director
                   Bruce V. Rauner

                /s/ DAVID A. DONNINI
     -------------------------------------------       Director
                  David A. Donnini

                /s/ L. GLENN ORR, JR.
     -------------------------------------------       Director
                  L. Glenn Orr, Jr.

             /s/ DUNCAN M. O'BRIEN, JR.
     -------------------------------------------       Director
               Duncan M. O'Brien, Jr.

                                  EXHIBIT INDEX

Exhibit
Number                           Document Description
--------------------------------------------------------------------------------

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

4.6  Forms of Series A and Series B 8-3/4% Senior Subordinated Notes due
     2008.(5)

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

4.10 First Supplemental Indenture, dated October 27, 1997, between Polymer Group Inc., Harris Trust and Savings Bank and Loretex Corporation.(2)

4.11 Second Supplemental Indenture dated January 29, 1998, to indenture dated June 30, 1997, among Polymer Group, Inc., Dominion Textile (USA) Inc., with respect to the 9% Senior Subordinated Notes due 2008.(2)

10.1 Purchase Agreement, dated February 27, 1998, by and among Polymer Group, Inc., the Guarantors named herein and Chase Securities Inc., as Initial Purchaser, with respect to the 8-3/4% Senior Subordinated Notes due 2008.(6)

10.2 Amendment No. 2, dated January 29, 1998, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)

10.3 Amendment No. 3, dated April 9, 1999, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(9)

10.5 Amendment No. 4, dated March 30, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(11)

10.6 Amendment No. 5, dated August 10, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(12)

10.7 Amendment No. 6, dated April 11, 2001, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(13)

10.8 Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)

10.9 Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)

10.10 Form of Subsidiary Guarantee, dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)

10.11 Form of Subsidiary Guarantee dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)

10.12 Amendment No. 7, dated as of April 4, 2002, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the JPMorgan Chase Bank, as agent.

21   Subsidiaries of the Company. (19)

23   Consent of Ernst & Young LLP. (19)

99.1 Press release dated December 31, 2001.(15)

99.2 Press release dated December 31, 2001.(16)

99.3 Press release dated January 31, 2002.(17)

99.4 Press release dated February 1, 2002.(17)

99.5 Press release dated March 26, 2002.(18)

99.6 Press release dated March 27, 2002.(18)

99.7 Press release dated March 27, 2002.(18)

99.8 Press release dated April 3, 2002.(19)

------
* Certain portions of the Agreement have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

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

(19) Incorporated by reference to the respective exhibit to the Company's Form 10-K, dated April 12, 2002, for the fiscal year ended December 29, 2001.