Form 10-Q
period 2002-03-30
POLYMER GROUP INC
filed 2002-05-20
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-1003983 (I.R.S. Employer Identification No.)
4838 Jenkins Avenue North Charleston, South Carolina (Address of principal executive offices)	29405 (Zip Code)

Registrant's telephone number, including area code: (843) 566-7293

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        On May 14, 2002 there were 32,004,200 Common Shares, $.01 par value, outstanding.

POLYMER GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 30, 2002	December 29, 2001
	(Unaudited)
A S S E T S
Current assets:
Cash and equivalents	$27,097	$28,231
Short-term investments	19,265	18,222
Accounts receivable, net	124,894	125,649
Inventories	105,784	115,953
Other	42,116	37,824

Total current assets	319,156	325,879
Property, plant and equipment, net	692,866	711,567
Intangibles and loan acquisition costs, net	133,249	135,995
Other	59,632	58,773

Total assets	$1,204,903	$1,232,214

L I A B I L I T I E S A N D S H A R E H O L D E R S' (D E F I C I T)
Current liabilities:
Accounts payable	$39,820	$46,384
Accrued liabilities and other	76,116	62,403
Short-term borrowings	12,161	12,411
Current portion of long-term debt	1,076,739	1,077,017

Total current liabilities	1,204,836	1,198,215
Long-term debt, less current portion	9,533	9,802
Deferred income taxes	48,591	53,106
Other non-current liabilities	19,482	19,953
Shareholders' (deficit):
Series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at March 30, 2002 and December 29, 2001	320	320
Non-voting common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	243,722	243,722
(Deficit)	(271,510)	(241,935)
Accumulated other comprehensive (loss)	(50,071)	(50,969)

	(77,539)	(48,862)

Total liabilities and shareholders' (deficit)	$1,204,903	$1,232,214

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales	$191,180	$201,256
Cost of goods sold	162,711	170,194

Gross profit	28,469	31,062
Selling, general and administrative expenses	26,624	30,056
Special charges	2,168	—
Plant realignment costs	176	—

Operating income (loss)	(499)	1,006
Other expense:
Interest expense, net	25,753	25,395
Foreign currency and other	3,321	1,422

	29,074	26,817

Loss before income tax benefit	(29,573)	(25,811)
Income tax benefit	—	(7,227)

Net loss	$(29,573)	$(18,584)

Net loss per common share:
Basic:
Average common shares outstanding	32,004	32,004
Net loss per common share	$(0.92)	$(0.58)

Diluted:
Average common shares outstanding	32,004	32,004
Net loss per common share	$(0.92)	$(0.58)

Cash dividends per common share	$—	$0.02

See accompanying notes.

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 30, 2002	March 31, 2001
Operating activities
Net loss	$(29,573)	$(18,584)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	16,024	20,103
Foreign currency and other	3,321	1,422
Changes in operating assets and liabilities:
Accounts receivable	755	(348)
Inventories	10,169	(4,275)
Accounts payable and accrued expenses	6,669	(4,940)
Other, net	(11,052)	(4,404)

Net cash (used in) operating activities	(3,687)	(11,026)

Investing activities—purchases of property, plant and equipment	(2,328)	(6,615)
Financing activities
Proceeds from debt	16	49,206
Payment of debt	(978)	(10,297)
Dividends to shareholders	—	(640)

Net cash provided by (used in) financing activities	(962)	38,269

Effect of exchange rate changes on cash	5,843	(1,697)

Net increase (decrease) in cash and equivalents	(1,134)	18,931
Cash and equivalents at beginning of period	28,231	12,276

Cash and equivalents at end of period	$27,097	$31,207

See accompanying notes.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Business Conditions

        Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two business segments that include consumer and industrial and specialty. The Company incurred net losses of $29.6 million and $18.6 million for the first quarter of fiscal 2002 and 2001, respectively. Although the Company had approximately $46.4 million of cash, cash equivalents and short-term investments on hand at March 30, 2002, as a result of the factors described below there is substantial doubt about the Company's ability to continue as a going concern. In addition, the Company is not assured of being able to complete the contemplated restructurings on terms and conditions acceptable to the Company. The accompanying financial statements, prepared assuming the Company will continue as a going concern, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

        Due to the financial impact of economic and business factors upon the Company's business, as outlined under "Note 1. Nature of Operations and Business Conditions" in its Annual Report on Form 10-K for fiscal 2001, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant, as of December 29, 2001 the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007 and the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 was scheduled to end on May 15, 2002, and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

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

        In evaluating the various restructuring options, the Company decided to maintain negotiations with CSFB Global Opportunities Partners, L.P. ("GOP"), the principal holder of the Senior Subordinated Notes (as defined). The Company determined that GOP afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. GOP informed the Company that it owned approximately 67% of the Senior Subordinated Notes. Members of the Company's senior management, GOP and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOP on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        Financial Restructuring—The material elements of the financial restructuring included: (i) GOP contributing $50 million in cash and $394.4 million of Existing Notes currently owned by GOP (including accrued, but unpaid interest thereon through the date of the transaction) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for 22,402,904 newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principle amount of the Existing Notes not owned by GOP exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders. On March 25, 2002, a group of creditors holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of South Carolina which was dismissed on April 2, 2002. On May 11, 2002, the Company and its domestic subsidiaries filed voluntary petitions for a "pre-negotiated" reorganization under Chapter 11 of the United States Bankruptcy Code. Refer to Note 7 "Subsequent Events" for additional discussion involving the Company's financial restructuring.

        Business Restructuring—The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter part of 2001, particularly during the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions. The restructuring program continued through the first quarter of 2002, thus, the Company recorded a pre-tax charge of $0.2 million during the three months ended March 30, 2002 consisting predominantly of personnel related costs.

        In the fourth quarter of 2001, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million, consisting of the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European Nonwovens business.

        As part of the Company's restructuring, approximately $2.2 million and $1.9 million of expenses were incurred in the first quarter of 2002 and the fourth quarter of 2001, respectively, related to professional and other related services provided in connection with the restructuring effort. Such costs are classified as "Special charges" in the accompanying consolidated statement of operations and are expensed as incurred.

        A summary of the plant realignment activity is presented in the following table (in thousands):

Plant realignment liability as of December 29, 2001	$6,242
2002 plant realignment charge:
First Quarter	176
2002 cash payments and adjustments:
First Quarter	(1,425)

Plant realignment liability as of March 30, 2002	$4,993

Note 2.    Significant Accounting Policies

  Basis of Presentation and Use of Estimates

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and includes the accounts of the Company and its subsidiaries.

        The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of March 30, 2002 and December 29, 2001 contain summarized information; as a result, such data does not include the same detail provided in the Company's Annual Report on Form 10-K. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for fiscal 2002.

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

  Accounts Receivable and Concentration of Credit Risks

        The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was approximately $12.0 million at March 30, 2002 and December 29, 2001 which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

  Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of March 30, 2002 and December 29, 2001 consist of the following (in thousands):

	March 30, 2002	December 29, 2001
	(Unaudited)
Finished goods	$45,994	$50,440
Work in process	17,749	19,172
Raw materials	42,041	46,341

	$105,784	$115,953

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

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 142 did not have a material effect on the Company's consolidated financial position. Amortization expense for the three months ended March 30, 2002 and March 29, 2001 is presented in the following table (in thousands):

	Three Months Ended
	March 30, 2002	March 31, 2001
Amortization of:
Goodwill	$—	$1,390
Intangibles with finite lives	782	1,051

Amortization included in selling, general and administrative expense	782	2,441
Loan acquisition costs included in interest expense, net	1,741	942

Total amortization expense	$2,523	$3,383

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

        In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FAS 121 and also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the financial condition and operating results of the Company.

  Derivatives

        The Company does not use derivative financial instruments for trading purposes. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company's London Interbank Offered Rate-based interest rate cap agreement provides for a notional amount of $100.0 million, which declines ratably over the rate cap term. If the rate cap exceeds 9% on each quarterly reset date, as defined in the agreement, the Company is entitled to receive an amount by which the rate cap exceeds 9%. Over the term of the agreement, such amounts have not exceeded 9%.

  Income Taxes

        Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future.

  Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $3.9 million and $4.8 million of research and development expense during the three months ended March 30, 2002 and March 31, 2001, respectively.

  Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $5.3 million and $5.8 million of shipping and handling costs, during the three months ended March 30, 2002 and March 31, 2001, respectively.

  Selling and Advertising Costs

        The cost of selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $7.6 million and $8.4 million of selling and advertising costs, during the three months ended March 30, 2002 and March 31, 2001, respectively.

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

        The Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $1.8 million during the three months ended March 30, 2002, net of minority interest adjustments, related to its Argentina majority-owned subsidiary.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive (loss) approximated $(28.7) million and $(27.2) million for the three months ended March 30, 2002 and March 31, 2001, respectively.

  Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. During the quarters ended March 30, 2002 and March 31, 2001, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share due to losses incurred during the first fiscal quarters in 2002 and 2001. Accordingly, there is no difference in the determination of basic and diluted earnings per share. A reconciliation of the amounts included in the computation of loss per share for the three months ended March 30, 2002 and March 31, 2001 is presented in the following table (in thousands, except per share data):

	Three Months Ended
	March 30, 2002	March 31, 2001
Basic loss per share:
Loss available to common shareholders	$(29,573)	$(18,584)

Average common shares outstanding	32,004	32,004
Loss per share available to common shareholders	$(0.92)	$(0.58)

Diluted loss per share:
Loss available to common shareholders	$(29,573)	$(18,584)

Average common shares outstanding	32,004	32,004
Effect of dilutive securities—stock options	—	—

Average common shares outstanding—assuming dilution	32,004	32,004

Loss per share available to common shareholders	$(0.92)	$(0.58)

Note 3.    Debt

        Short-term borrowings amounted to approximately $12.2 million and $12.4 million at March 30, 2002 and December 29, 2001, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Debt, excluding short-term borrowings, as of March 30, 2002 and December 29, 2001, consists of the following (in thousands):

	March 30, 2002	December 29, 2001
	(Unaudited)
Senior subordinated notes, net of unamortized debt discount of $4,081 at March 30, 2002 and $4,232 at December 29, 2001, due July 2007	$390,919	$390,768
Senior subordinated notes, due March 2008	196,500	196,500
Revolving credit facility, due June 2003	216,309	216,325
Term loans, including current portion, due December 2005 and 2006	268,060	268,060
Other	14,484	15,166

	$1,086,272	$1,086,819

        Credit Facility—The Company's credit facility (as amended through and including Amendment No. 6 as defined below, the "Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Credit Facility may be used for letters of credit of which approximately $15.2 million was outstanding on March 30, 2002. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings as discussed more fully below under "Fiscal 2001 Events and Recent Developments." All indebtedness under the Credit Facility is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Credit Facility are generally equal to a percentage of the daily unused amount of such commitment. The Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

        The interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option. The applicable margin for loans bearing interest based on the base rate or Canadian base rate will range from 2.75% to 3.50% and the margin for loans bearing interest on a Eurocurrency rate will range from 3.75% to 4.50%, based on the Company's ratio of total consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. See "Fiscal 2001 Events and Recent Developments" below for further discussion of the Company's Credit Facility.

        Under the terms of the Forbearance Agreement, as discussed below, with the Senior Secured Lenders, the Company is prevented from making any additional borrowings under the Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Credit Facility are required to be made under the base rate option. The following table provides detail on the revolving credit and term loan components of the Company's Credit Facility at March 30, 2002 and December 29, 2001 (in thousands):

	March 30, 2002	December 29, 2001
Revolving Credit (Excluding Letters of Credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$210,000
Revolving Credit B (Canadian borrowings)(1)	6,309	6,325

Total Revolving Credit	216,309	216,325

Term Loans (all US borrowings):
Term Loan B	121,000	121,000
Term Loan B-1	48,560	48,560
Term Loan C	98,500	98,500

Total Term Loans	268,060	268,060

Total amounts outstanding under Credit Facility	$484,369	$484,385

(1)
The change in Revolving Credit B balances at March 30, 2002 over December 29, 2001 results from foreign currency translation rate differences at such dates between the Canadian dollar and U.S. dollar. The Canadian dollar equivalent of the Revolving Credit B borrowings approximates Cdn $10.1 million at March 30, 2002 and December 29, 2001.

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

        Other—The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China. The facility is scheduled to mature in mid-2002 and at March 30, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at March 30, 2002. The Company currently intends to refinance the Nanhai debt in 2002. At March 30, 2002, Nanhai had cash and cash equivalents on hand of approximately $0.5 million and working capital, excluding current debt of approximately $8.2 million. Including current debt, the Nanhai working capital (deficit) was $(1.3) million at March 30, 2002.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $10.1 million at March 30, 2002 with current maturities of approximately $3.3 million in 2002. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at March 30, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At March 30, 2002, DNS had cash and cash equivalents on hand of approximately $0.6 million and working capital of $4.5 million, excluding current debt. Including current debt, DNS working capital was approximately $ 0.3 million March 30, 2002.

        Fiscal 2001 Events and Recent Developments—As discussed under "Events Leading to Financial and Business Restructuring" in Note 1. "Nature of Operations and Business Conditions", as of March 31, 2001, the Company was in non-compliance with the leverage covenant contained in the Credit

Facility and was, therefore, in default thereunder. On April 11, 2001, the Company entered into Amendment No.6 which waived the leverage covenant default that existed as of March 31, 2001 and granted the Company a waiver with respect to the default under the leverage covenant through and including December 29, 2001, at which time the waiver expired. The amendment modified the existing financial covenants relating to the senior leverage ratio, the fixed charge coverage ratio and the minimum required levels of EBITDA. The amendment also increased the interest rate by 75 basis points on the outstanding amounts under the Credit Facility, limited amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million, limited capital expenditures to $35 million for fiscal year 2001, restricted the Company from making new investments or acquisitions and prevented the Company from paying dividends on its Common Stock or making other restricted payments. The Company was required to pay a fee to the lenders equal to 1/2 of 1% of the outstanding commitments of the Senior Secured Lenders. The Company also affirmed its intention in the amendment to reduce the amount outstanding under the Credit Facility by not less than $150 million on or before August 15, 2001 through one or more asset dispositions, including sale-leaseback transactions, synthetic leases or asset securitizations. The Company did not complete any of the above transactions on or before August 15, 2001, and as a result, on August 15, 2001 the Company paid an additional fee of 1/2 of 1% of the outstanding commitments of the lenders. In addition, the interest rate on its outstanding senior debt increased by an additional 50 basis points. At March 30, 2002, the net book value of loan acquisition costs related to the Company's Credit Facility was $14.3 million.

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

        On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement pursuant to which the Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which included the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        As a result of the Company's default under the Credit Facility and Senior Subordinated Notes, all principal amounts outstanding under the Credit Facility and all principal amounts outstanding under the Senior Subordinated Notes have been classified as a current liability in the Company's consolidated balance sheet at such date.

        On March 25, 2002, a group of creditors holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of South Carolina which was dismissed on April 2, 2002. Only May 11, 2002, the Company and its domestic subsidiaries filed voluntary petitions for a "pre-negotiated" reorganization under Chapter 11 of the United States Bankruptcy Code. Refer to Note 7. "Subsequent Events," for additional discussion involving the Company's financial restructuring.

Note 4.    Selected Financial Data of Guarantors

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

Condensed Consolidating Selected Balance Sheet Financial Data
As of March 30, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$167,419	$117,676	$(1,149,594)	$(21,181)	$(885,680)
Total assets	2,424,454	641,699	1,103,961	(2,965,211)	1,204,903
Total debt	1,517	29,153	1,067,763	—	1,098,433
Shareholders' equity (deficit)	1,308,848	300,263	(77,539)	(1,609,111)	(77,539)

Condensed Consolidating Selected Balance Sheet Financial Data
As of December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$73,588	$113,548	$(1,107,400)	$47,928	$(872,336)
Total assets	2,065,267	646,405	1,090,204	(2,569,662)	1,232,214
Total debt	1,558	30,018	1,067,654	—	1,099,230
Shareholders' equity (deficit)	896,276	298,673	(48,862)	(1,194,949)	(48,862)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Three Months Ended March 30, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$101,006	$98,467	$—	$(8,293)	$191,180
Operating income (loss)	(9,294)	11,379	(2,598)	14	(499)
Interest expense, income taxes and other, net	(16,510)	9,799	26,975	8,810	29,074
Net income (loss)	7,216	1,580	(29,573)	(8,796)	(29,573)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Three Months Ended March 31, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$111,134	$96,656	$—	$(6,534)	$201,256
Operating income (loss)	(7,781)	9,110	(286)	(37)	1,006
Interest expense, income taxes and other, net	(9,030)	8,936	18,298	1,386	19,590
Net income (loss)	1,249	174	(18,584)	(1,423)	(18,584)

Note 5.    Segment Information

        The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Sales to The Procter & Gamble Company and Johnson & Johnson, customers who each account for more than 10% of the Company's sales, are reported primarily in the Consumer segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of production line. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. As previously discussed in Note 1. "Nature of Operations and Business Conditions," the Company recorded unusual items during the first three months of fiscal 2002 consisting of plant realignment and special charges. These charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. Financial data by segments follows (in thousands):

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales to unaffiliated customers:
Consumer	$107,730	$112,148
Industrial and Specialty	83,450	89,108

	$191,180	$201,256

Operating income (loss):
Consumer	$5,484	$4,397
Industrial and Specialty	(3,639)	(3,391)

	1,845	1,006
Special charges	(2,168)	—
Plant realignment costs	(176)	—

	$(499)	$1,006

	March 30, 2002	December 29, 2001
Identifiable assets:
Consumer	$627,696	$634,642
Industrial and Specialty	486,227	482,994
Corporate(1)	90,980	114,578

	$1,204,903	$1,232,214

(1)
Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Note 6.    Certain Matters

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

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At March 30, 2002, the amounts due from Galey for the first quarter of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.1 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at March 30, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

Note 7.    Subsequent Events

        On April 2, 2002, the Company reached an agreement in principal with the petitioning creditors to have the Involuntary Petition dismissed which was filed against the Company on March 25, 2002 as discussed in Note 3. "Debt." The agreement contemplated that the Company would negotiate in good faith with the petitioning creditors over the terms of the Company's announced exchange offer, and provided for the reimbursement by the Company of certain fees and expenses of the petitioning creditors. The agreement also provided that for as long as the Company and the petitioning creditors were continuing to negotiate the terms of the exchange offer until May 12, 2002, such creditors would forbear from exercising any of their rights or remedies as a result of the default by the Company under the Senior Subordinated Notes.

        On April 4, 2002, the company entered into Amendment No. 7 to its Credit Facility that allowed Bonlam (S.C.), Inc., ("Bonlam (S.C.)"), a wholly-owned indirect subsidiary of the Company incorporated in South Carolina, to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code without triggering an event of default under the Credit Facility. On April 23, 2002, Bonlam (S.C.) filed a voluntary petition as part of the agreement previously reached to dismiss the involuntary petition filed against the Company on March 25, 2002.

        On May 11, 2002, the Company and its domestic subsidiaries filed voluntary petitions for a "pre-negotiated" reorganization under Chapter 11 of the United States Bankruptcy Code. Major elements of the reorganization have the backing of its existing bank group and the holder of more than two-thirds of its outstanding Senior Subordinated Notes. The Company expects to eliminate more than $550 million in debt through this reorganization and has a commitment for up to $75 million in the form of new money investment from GOP. In its filings with the United States Bankruptcy Court in Columbia, South Carolina, the Company indicated that it intends to reorganize on an expedited basis. The Company has received commitments for up to $125 million in debtor-in-possession financing from a group of lenders led by JPMorgan Chase that will be used to fund post-petition operating expenses and to meet supplier and employee obligations. The Company's international operations and joint ventures are excluded from the filing.

        On May 13, 2002, the Company received notification from the New York Stock Exchange that its common stock has been suspended from trading and will likely be delisted. Accordingly, the Company's common stock has begun trading on the OTC bulletin board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. In particular, the discussion should be read in conjunction with Note 7. "Subsequent Events" in Part 1, which describes the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales by product category:
Consumer	56.4%	55.7%
Industrial and Specialty	43.6	44.3

	100.0	100.0
Cost of goods sold:
Material	44.4	44.1
Labor	8.5	8.9
Overhead	32.2	31.6

	85.1	84.6

Gross profit	14.9	15.4
Selling, general and administrative expenses	13.9	14.9
Special charges	1.1	—
Plant realignment costs	0.1	—

Operating income (loss)	(0.2)	0.5
Other expense:
Interest expense, net	13.5	12.6
Foreign currency and other	1.7	0.7

	15.2	13.3
Loss before income tax benefit	(15.4)	(12.8)
Income tax benefit	—	(3.6)

Net loss	(15.4)%	(9.2)%

Comparison of Three Months Ended March 30, 2002 and March 31, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for the three months ended March 30, 2002 and the corresponding increase/(decrease) over the comparable period in the prior year:

	Three Months Ended
	March 30, 2002	March 31, 2001	Increase/ (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Net sales:
Consumer	$107,730	$112,148	$(4,418)	(3.9)%
Industrial and Specialty	83,450	89,108	(5,658)	(6.3)

	$191,180	$201,256	$(10,076)	(5.0)

Operating income (loss):
Consumer	$5,484	$4,397	$1,087	24.7%
Industrial and Specialty	(3,639)	(3,391)	(248)	7.3

	1,845	1,006	839	83.4
Plant realignment costs	(176)	—	(176)	—
Special charges	(2,168)	—	(2,168)	—

Operating income (loss)	$(499)	$1,006	$(1,505)	(149.6)%

Net Sales

        A reconciliation of the change in net sales between first quarter 2001 and first quarter 2002 is presented in the following table (in thousands):

Net sales—first quarter 2001	$201,256
Change in sales due to:
Volume	4,547
Price/mix	(6,725)
Foreign currency	(7,898)

Net sales—first quarter 2002	$191,180

        Consolidated net sales were $191.2 million for the first quarter of 2002, a decrease of $(10.1) million or (5.0)% over the first quarter 2001 sales of $201.3 million. The decrease in net sales was due to weak foreign currencies versus the U.S. dollar, pricing pressure and product mix issues. Foreign currency had a negative impact on net sales of $7.9 million and pricing pressure and product mix issues negatively impacted net sales by $6.7 million. These negative factors were offset somewhat by an increase in overall sales volume of $4.5 million.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during the first quarter of fiscal 2002. Certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in the first quarter of 2002. Within the Company's Nonwovens business, lower sales volume and selling prices, predominantly in the U.S. Consumer hygiene and medical markets, combined with lower average selling prices in the European hygiene markets offset volume gains over the prior year within Europe, Latin America, Asia and the U.S. APEX business. The decrease in U.S. net sales due to lower selling prices and product mix issues resulted from continued pricing pressure within the Consumer spunmelt market. Additionally, Industrial and Specialty segment sales volume increases were achieved within the Company's U.S. Oriented Polymers agriculture markets, offset somewhat by lower sellling prices within other industrial sectors.

        Foreign currencies, predominantly in Europe, Canada and Argentina, were weaker against the U.S. dollar during the first quarter of 2002 compared to the first quarter of 2001. The weaker foreign currency translation rates resulted in lower net sales in first quarter 2002 versus 2001 by approximately $2.4, $1.0, and $4.5 million in Europe, Canada and Argentina, respectively. Further discussion of the Argentine pesos effect on the Company's results of operations is contained in the Investing and Financing Activities portion of "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

Operating Income (Loss)

        A reconciliation of the change in operating income (loss) between first quarter 2001 and first quarter 2002 is presented in the following table (in thousands):

	Including Unusual Items	Excluding Unusual Items
Operating income—first quarter 2001	$1,006	$1,006
Change in operating income (loss) due to:
Unusual items—plant realignment and special charges	(2,344)	—
Cost savings and other initiatives	7,968	7,968
Lower depreciation and amortization expense	4,079	4,079
Price/mix	(6,725)	(6,725)
Foreign currency	(2,386)	(2,386)
Higher administrative costs associated with historic Dominion entities	(811)	(811)
All other, including sales volume	(1,286)	(1,286)

Operating (loss)—first quarter 2002	$(499)	$1,845

        Consolidated operating (loss) was $(0.5) million for the first quarter of 2002, due primarily to unusual charges recorded during the first quarter of 2002 that included plant realignment costs and special charges as discussed below. Excluding the unusual items, consolidated operating income was $1.8 million for the first quarter of 2002, an increase of $0.8 million or 83.4%, over operating income of $1.0 million for the first quarter of 2001. The increase in operating income before unusual items was due to cost savings and other initiatives of $8.0 million and lower depreciation and amortization charges of $4.1 million offset by pricing pressure and unfavorable product mix of $6.7 million, weaker foreign currencies versus the U.S. dollar of $2.4 million, higher administrative cost associated with the Galey MSA of $0.8 million and other items, including lower sales volume within certain businesses, of $1.3 million. Although operating income before unusual items increased quarter over quarter, certain of the same factors that contributed to lower net sales in the first quarter of 2002 versus 2001 also negatively affected operating earnings in the current fiscal quarter.

        As discussed in Note 1. "Nature of Operations and Business Conditions," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued into the first quarter of 2002. Accordingly, the cash component of the restructuring has included workforce reductions and plant realignment in the Consumer and Industrial and Specialty Nonwovens businesses, predominantly in the U.S. and Europe. Manufacturing and operating cost savings were realized within each business segment in the first quarter of 2002 as a result of these initiatives. However, lower selling prices in the U.S. and European Consumer segments and volume declines in certain of the U.S. businesses and weak foreign currency translation rates versus the U.S. dollar in Europe, Canada and Argentina, offset the cost savings achieved in the first quarter of 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings in the first quarter of 2002 versus the comparable prior year period despite increased sales levels over the prior year.

        The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower in the first quarter of 2002 versus the same period in 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with infinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

        Corporately, administrative costs, excluding restructuring related charges, were approximately $1.0 million higher in the first quarter of 2002 versus the comparable period in 2001 due primarily to higher costs associated with certain historic Dominion entities. Refer to Note 6. "Certain Matters" for a more detailed discussion of the MSA between the Company and Galey. Such costs are quantified as a component in the Industrial and Specialty segment.

Plant Realignment and Special Charges

        The Company recorded a pre-tax charge of $0.2 million during the three months ended March 30, 2002 related to the continuation of the restructuring program. The total charge in the first quarter consisted primarily of personnel costs. The majority of the charges related to the restructuring were recorded during the fourth quarter of fiscal 2001.

        As part of the Company's restructuring, approximately $2.2 million of expenses were incurred in the first quarter of 2002 related to professional and other related services provided in connection with the Company's restructuring efforts.

        The restructuring related charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        Interest expense increased $0.4 million, from $25.4 million in the first quarter of 2001 to $25.8 million in the first quarter of 2002. Interest expense has increased only slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased, however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Credit Facility increased by an additional 50 basis points at each date as described in "Liquidity and Capital Resources" in this Form 10-Q. Additionally, the Company's effective borrowing rate for 2002 increased as a result of the default under the Credit Facility.

        Foreign currency losses increased $1.9 million, from $1.4 million in the first quarter of 2001 to $3.3 million in the first quarter of 2002 due primarily to the Argentine peso devaluation, related to the remeasurment of U.S. dollar denominated debt at its Argentine majority-owned subsidiary.

Income Tax Benefit

        The Company incurred a pre-tax loss of $29.6 million during the three months ended March 30, 2002 which produced an income tax benefit of approximately $8.3 million. However, due to the uncertainty of the Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $8.3 million was recorded at March 30, 2002. During the three months ended March 31, 2001, the Company recorded an income tax benefit of $7.2 million, representing an effective benefit rate of approximately 28%. The effective benefit rate differed from the statutory rate during the first quarter of 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's valuation allowance

Net Loss

        Net loss increased $11.0 million from a loss of $(18.6) million, or $(0.58) per diluted share, in the first quarter of 2001 to a loss of $(29.6) million, or $(0.92) per diluted share, in the first quarter of 2002 as a result of the above mentioned factors.

Liquidity and Capital Resources

	March 30, 2002	December 29, 2001
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$46,362	$46,453
Working capital	(885,680)	(872,336)
Working capital, excluding current portion of long-term debt	191,059	204,681
Total assets	1,204,903	1,232,214
Total debt	1,098,433	1,099,230
Shareholders' (deficit)	(77,539)	(48,862)
	Three Months Ended
	March 30, 2002	March 31, 2001
	(In Thousands)
Cash flow data:
Net cash (used in) operating activities	$(3,687)	$(11,026)
Net cash (used in) investing activities	(2,328)	(6,615)
Net cash (used in) provided by financing activities	(962)	38,269

Liquidity and Capital Resources

Operating Activities

        The Company used cash in operations of $(3.7) million in the first quarter of 2002, an approximate $7.3 million decrease from cash used in operations of $(11.0) million during the first quarter of 2001. Cash used for operations was negatively impacted during the first quarter of 2002 and 2001 by continuing operating losses; however, as discussed more fully below, due to the Company's Senior Secured Lenders exercising their right to block interest payments to holders of the Company's 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes on January 2, 2002 and March 1, 2002, respectively, cash payments for interest were approximately $26.4 million lower in the first quarter of 2002 versus 2001.

        The Company had a working capital (deficit) of approximately $(885.7) million at March 30, 2002 due primarily to the reclassification of all amounts outstanding under the Company's Senior Subordinated Notes and Credit Facility to a current liability. Excluding the current portion of indebtedness, working capital was $191.1 million at March 30, 2002, compared to working capital, excluding current potion of indebtedness, at December 29, 2001 of $204.7 million. Accounts receivable on March 30, 2002 was $124.9 million as compared to $125.6 million on December 29, 2001, a decrease of $0.8 million or approximately 0.6%. Accounts receivable represented approximately 60 days of sales outstanding at March 30, 2002 as compared to 56 days outstanding on December 29, 2001, an increase of approximately 3%. Inventories at March 30, 2002 were approximately $105.8 million, a decrease of $10.2 million over inventories at December 29, 2001 of $116.0 million due primarily to a $4.1 million decrease in consolidated raw materials and a $3.4 million decrease in consolidated finished goods. The Company had approximately 59 days of inventory on hand at March 30, 2002 versus 63 days of inventory on hand at December 29, 2001, a decrease of approximately 8%. Accounts payable at March 30, 2002 was

$39.8 million as compared to $46.4 million on December 29, 2001, a decrease of $6.6 million or approximately 14%. Accounts payable represented 22 days of payables outstanding at March 30, 2002 compared to 25 days of payables outstanding on December 29, 2001. As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Capital expenditures in the first quarter of 2002 totaled $2.3 million, a decrease of $4.3 million from capital spending of $6.6 million in the first quarter of 2001.

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

        On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement, under which the Senior Secured Lenders agreed not to exercise certain remedies available to them under the Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events occur, the Senior Secured Lenders may exercise their remedies available to them, which include the right to declare all amounts outstanding under the Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002, and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Credit Facility as of December 30, 2001.

        As a result of the Company's default under the Credit Facility and Senior Subordinated Notes, all principal amounts outstanding under the Credit Facility and all principal amounts outstanding under the Senior Subordinated Notes at March 30, 2002 have been classified as a current liability in the Company's consolidated balance sheet at such date.

        In order to support working capital requirements at its majority owned subsidiary in Istanbul, Turkey ("Vateks"), the Company has deposited approximately $6.0 million with a member of its European bank syndicate who in turn has funded an approximate equivalent amount to Vateks.

        Nanhai has a bank facility with a financial institution in China. The facility is scheduled to mature in mid-2002 and at March 30, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at March 30, 2002. The Company currently intends to refinance the Nanhai debt in 2002. At March 30, 2002, Nanhai had cash and cash equivalents on hand of approximately $0.5 million and working capital, excluding current debt of approximately $8.2 million. Including current debt, the Nanhai working capital (deficit) was $(1.3) million at March 30, 2002.

        DNS has two bank facilities denominated in U.S. dollars of approximately $10.1 million at March 30, 2002 with current maturities of approximately $3.3 million in 2002. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at March 30, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. As a result, the Company recognized foreign currency losses of approximately $1.8 million in the first quarter of 2002, net of minority interest adjustments, related to the DNS U.S. dollar debt because of the Argentine peso devaluation. At March 30, 2002, DNS had cash and cash equivalents on hand of approximately $0.6 million and working capital of $4.5 million, excluding current debt. Including current debt, DNS working capital was approximately $0.3 million March 30, 2002.

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up Saudi Arabian state-of-the-art nonwovens production line (the "Saudi Venture"). Over the course of 2001, the Company funded approximately $4.4 million representing its pro-rata share for the construction costs of this line in Saudi Arabia. The Company is not permitted to acquire more than a 45% interest in the Saudi Venture pursuant to Amendment No. 6. The Saudi Venture and the Company's equity stake are currently under review pending finalization of the Investment Approval Application (the "IAA") between the Company and its partner and the approval of the IAA by the Saudi Arabian government. The Company expects to receive the final outcome of the review during the second quarter of fiscal 2002. However, in the event the Company and its partner are unable to agree on final terms of the Saudi Venture acceptable to the Company, the Saudi Venture would not be able to obtain approval of the IAA from the Saudi Arabia government. Moreover, the Company may not be able to recover its prorata share of construction costs funded to date. The Company has not guaranteed any indebtedness of the non-consolidated Saudi Venture.

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At March 30, 2002, the amounts due from Galey for the first quarter of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.1 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at March 30, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

        The Board of Directors declared a quarterly dividend of $0.02 per share during the first quarter in 2001. Amendment No. 6 to the Credit Facility prevented the Company from paying dividends on its Common Stock.

Effect of Inflation

        Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. For a discussion of certain raw material price increases during 2001, see "Quantitative and Qualitative Disclosures About Market Risk—Raw Material and Commodity Risks."

Foreign Currency

        The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the first quarter of 2002 and 2001, see "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk."

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

        Business Combinations, Goodwill and Other Intangible Assets:    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The effect of adoption was not material to the Company's results of operations during the first quarter of 2002.

        Impairment of Long-Lived Assets:    For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The effect of adoption was not material to the Company's results of operations during the first quarter of 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-Term Debt and Interest Rate Market Risk

  Variable Rate Debt

        The Credit Facility permits the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. Under the Forbearance Agreement with the Senior Secured Lenders all borrowings are required to be made at the base rate. At March 30, 2002, the Company had borrowings under the Credit Facility of $484.4 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.8 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

  Fixed Rate Debt

        The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at March 30, 2002 was approximately $191.3 million, which was less than its carrying value by approximately $400.2 million. A 100 basis points decrease in the prevailing interest rates at March 30, 2002 would result in an increase in the fair value of fixed rate debt by approximately $5.7 million. A 100 basis points increase in the prevailing interest rates at March 30, 2002 would result in a decrease in fair value of total fixed rate debt by approximately $5.3 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the first quarter of 2002 certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Argentina and Canada, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        For the three months ended March 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $1.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        The Argentine peso, which serves as the functional currency of an Argentine majority-owned subsidiary of the Company, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $1.8 million during the first quarter of 2002, net of minority interest adjustments.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During the first quarter of 2002 raw material prices as a percentage of sales remained level as compared to the first quarter of 2001. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition.

Safe Harbor Statement

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, the existing defaults in the Company's outstanding long-term indebtedness and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of December 29, 2001, the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes constituted an event of default under such notes. As of March 30, 2002, accrued and unpaid interest was $26.7 million and $10.0 million on the 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes, respectively.

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

        On March 26, 2002, the Company issued a press release, which was filed on Form 8-K, announcing it had received notification that an involuntary Chapter 11 petition had been filed against the Company, that the Company has commenced discussions with the petitioning creditors on a potential consensual and prompt withdrawal of the petition, and that if the petition is not withdrawn the Company anticipates that the court will dismiss the petition in light of the Company's exchange offer and comprehensive financial restructuring currently in progress.

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

POLYMER GROUP, INC.
By:	/s/ JERRY ZUCKER Jerry Zucker Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ JAMES G. BOYD James G. Boyd Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

May 20, 2002

EXHIBIT INDEX

Exhibit Number	Document Description
10.1	Amendment No. 7 dated as of April 4, 2002, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the JPMorgan Chase Bank, as agent.(1)
99.1	Press release dated December 31, 2001.(2)
99.2	Press release dated December 31, 2001.(3)
99.3	Press release dated January 31, 2002.(4)
99.4	Press release dated February 1, 2002.(4)
99.5	Press release dated March 26, 2002.(5)
99.6	Press release dated March 27, 2002.(5)
99.7	Press release dated March 27, 2002.(5)
99.8	Press release dated April 3, 2002.
99.9	Press release dated May 13, 2002.

1.
Incorporated by refernce to the respective exhibit to the Company's Form 10-K/A (Amendment No. 2), dated May 1, 2002.

2.
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated December 31, 2001.

3.
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated January 4, 2002.

4.
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated February 5, 2002.

5.
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated March 28, 2002.

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
POLYMER GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
POLYMER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX