Form 10-Q
period 2002-06-29
POLYMER GROUP INC
filed 2002-08-19
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002
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

        On August 9, 2002 there were 32,004,200 Common Shares, $.01 par value, outstanding.

POLYMER GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 29, 2002	December 29, 2001
	(Unaudited)
A S S E T S
Current assets:
Cash and equivalents	$47,784	$28,231
Short-term investments	14,163	18,222
Accounts receivable, net	125,892	125,649
Inventories	112,461	115,953
Other	43,510	37,824

Total current assets	343,810	325,879
Property, plant and equipment, net	694,361	711,567
Intangibles and loan acquisition costs, net	137,880	135,995
Other	57,458	58,773

Total assets	$1,233,509	$1,232,214

L I A B I L I T I E S A N D S H A R E H O L D E R S' (D E F I C I T)
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$31,465	$46,384
Accrued liabilities and other	39,524	62,403
Short-term borrowings	9,851	12,411
Current portion of long-term debt	489,465	1,077,017

Total current liabilities	570,305	1,198,215
Long-term debt, less current portion	7,162	9,802
Deferred income taxes	54,499	53,106
Other non-current liabilities	18,862	19,953

Total liabilities not subject to compromise	650,828	1,281,076
Liabilities Subject to Compromise	656,368	—

Total liabilities	1,307,196	1,281,076
Shareholders' (deficit):
Series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at June 29, 2002 and December 29, 2001	320	320
Non-voting common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	243,722	243,722
(Deficit)	(289,277)	(241,935)
Accumulated other comprehensive (loss)	(28,452)	(50,969)

	(73,687)	(48,862)

Total liabilities and shareholders' (deficit)	$1,233,509	$1,232,214

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$200,781	$214,387	$391,961	$415,643
Cost of goods sold	163,900	178,050	326,611	348,244

Gross profit	36,881	36,337	65,350	67,399
Selling, general and administrative expenses	26,909	26,824	53,533	56,880
Special charges	1,466	—	3,634	—
Plant realignment costs	381	1,660	557	1,660

Operating income	8,125	7,853	7,626	8,859
Other expense:
Interest expense, net (contractual interest of $27,201 and $53,582 for the three months and six months ended June 29, 2002, respectively)	17,933	25,316	43,686	50,711
Foreign currency and other	4,654	641	7,975	2,063

	22,587	25,957	51,661	52,774

Loss before Chapter 11 reorganization expenses and income tax expense (benefit)	(14,462)	(18,104)	(44,035)	(43,915)
Chapter 11 reorganization expenses	885	—	885	—

Loss before income tax expense (benefit)	(15,347)	(18,104)	(44,920)	(43,915)
Income tax expense (benefit)	2,422	(5,069)	2,422	(12,296)

Net loss	$(17,769)	$(13,035)	$(47,342)	$(31,619)

Net loss per common share:
Basic:
Average common shares outstanding	32,004	32,004	32,004	32,004
Net loss per common share	$(0.56)	$(0.41)	$(1.48)	$(0.99)

Diluted:
Average common shares outstanding	32,004	32,004	32,004	32,004
Net loss per common share	$(0.56)	$(0.41)	$(1.48)	$(0.99)

Cash dividends per share	$—	$—	$—	$0.02

See accompanying notes.

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 29, 2002	June 30, 2001
Operating activities
Net loss	$(47,342)	$(31,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	31,771	39,970
Foreign currency and other	7,975	2,063
Changes in operating assets and liabilities:
Accounts receivable	(243)	(8,915)
Inventories	3,492	6,172
Accounts payable and accrued expenses	29,843	8,752
Other, net	(4,000)	(11,019)

Net cash provided by operating activities	21,496	5,404

Investing activities
Purchases of property, plant and equipment	(4,428)	(11,865)
Proceeds from sales of marketable securities	4,762	—
Other	(34)	—

Net cash provided by (used in) investing activities	300	(11,865)

Financing activities
Proceeds from debt	—	52,024
Payment of debt	(4,719)	(20,626)
Dividends to shareholders	—	(640)
Loan acquisition costs and other, net	(7,736)	(4,732)

Net cash provided by (used in) financing activities	(12,455)	26,026

Effect of exchange rate changes on cash	10,212	(1,072)

Net increase in cash and equivalents	19,553	18,493
Cash and equivalents at beginning of period	28,231	12,276

Cash and equivalents at end of period	$47,784	$30,769

See accompanying notes.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

        Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two business segments that include consumer and industrial and specialty. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and the continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court and its ability to comply with the debtor-in-possession financing agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements, prepared assuming the Company will continue as a going concern, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 2.    Significant Accounting Policies

  Basis of Presentation and Use of Estimates

        These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities Not Subject to Compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items in the unaudited Condensed Consolidated Statements of Operations.

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and include the accounts of the Company and its subsidiaries.

        The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of June 29, 2002 and December 29, 2001 contain summarized information; as a result, such data does not include the same detail provided in the Company's Annual Report on Form 10-K. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for fiscal 2002.

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

  Accounts Receivable and Concentration of Credit Risks

        The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was approximately $13.8 million and $12.0 million at June 29, 2002 and December 29, 2001, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

  Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of June 29, 2002 and December 29, 2001 consist of the following (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Finished goods	$52,584	$50,440
Work in process	17,764	19,172
Raw materials	42,113	46,341

	$112,461	$115,953

  Impairment Evaluation of Long-Lived Assets

        For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. The Company recorded a non-cash asset impairment charge in fiscal 2001 of approximately $181.2 million related to the write-down of goodwill, contract intangibles and property, plant and equipment.

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

  Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $3.8 million and $4.5 million of research and development expense during the three months ended June 29, 2002 and June 30, 2001, respectively. Year to date research and development expenses approximated $7.7 million in 2002 and $9.2 million in 2001.

  Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $5.0 million and $5.7 million of shipping and handling costs, during the three months ended June 29, 2002 and June 30, 2001, respectively. Year to date shipping and handling costs approximated $10.3 million in 2002 and $11.5 million in 2001.

  Selling and Advertising Costs

        The cost of selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $8.5 million and $6.8 million of selling and advertising costs, during the three months ended June 29, 2002 and June 30, 2001, respectively. Year to date selling and advertising costs approximated $16.0 million in 2002 and $15.2 million in 2001.

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

        The Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $0.7 million during the three months ended June 29, 2002 and $2.5 million year to date 2002, net of minority interest adjustments, related to its Argentina majority-owned subsidiary.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive income (loss) approximated $3.9 million and $(15.2) million for the three months ended June 29, 2002 and June 30, 2001, respectively. Year to date comprehensive loss approximated $(24.8) million in 2002 and $(42.4) million in 2001

  Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. During the quarters ended June 29, 2002 and June 30, 2001, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share due to losses incurred during the first six months of 2002 and 2001. Accordingly, there is no difference in the determination of basic and diluted earnings per share. A reconciliation of the amounts included in the computation of loss per share for the three months and six months ended June 29, 2002 and June 30, 2001 is presented in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Basic loss per share:
Loss available to common shareholders	$(17,769)	$(13,035)	$(47,342)	$(31,619)

Average common shares outstanding	32,004	32,004	32,004	32,004
Loss per share available to common shareholders	$(0.56)	$(0.41)	$(1.48)	$(0.99)

Diluted loss per share:
Loss available to common shareholders	$(17,769)	$(13,035)	$(47,342)	$(31,619)

Average common shares outstanding	32,004	32,004	32,004	32,004
Effect of dilutive securities—stock options	—	—	—	—

Average common shares outstanding—assuming dilution	32,004	32,004	32,004	32,004

Loss per share available to common shareholders	$(0.56)	$(0.41)	$(1.48)	$(0.99)

Note 3.    Chapter 11 Proceedings

        Due to the financial impact of economic and business factors upon the Company's business, as outlined under "Note 1. Nature of Operations and Business Conditions" in its Annual Report on Form 10-K for fiscal 2001, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant, as of December 29, 2001 the Company was in default under the Prepetition Credit Facility (as defined herein). Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 was scheduled to end on May 15, 2002, and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

        Because the Company was unable to reduce amounts outstanding under the Prepetition Credit Facility through asset dispositions on acceptable terms, the services of Miller, Buckfire & Lewis (f/k/a Dresdner Kleinwort Wasserstein, Inc.) were retained on October 2, 2001 as the financial advisor to assist in exploring various restructuring options. From November of 2001 through February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. During this same time period, some of these potential investors conducted due diligence investigations of the Company and its operations.

        In evaluating the various restructuring options, the Company decided to maintain negotiations with CSFB Global Opportunities Investment Partners, L.P. ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes (the "Existing Notes") currently owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principle amount of the Existing Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the "Exchange Offer").

        On March 25, 2002, during the pendency of the Exchange Offer, without any prior notice, a group of creditors (the "Petitioning Creditors") holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary bankruptcy petition (the "Involuntary Petition") against the Company in the United States Bankruptcy Court for the District of South Carolina (the "South Carolina Bankruptcy Court"). On April 2, 2002, the Company reached an agreement (the "Dismissal Agreement") with the Petitioning Creditors, which provided for the South Carolina Bankruptcy Court to dismiss the involuntary petition (the "Dismissal Order") subject to a twenty-day period during which parties-in-interest could object to that dismissal. The twenty-day period commenced on April 5, 2002, the day on which notice of the dismissal was published in the national edition of the Wall Street Journal. On April 26, 2002, the South Carolina Bankruptcy Court entered the Dismissal Order.

        The Dismissal Agreement also provided that the Company would seek an amendment of the Prepetition Credit Facility to permit it to file a voluntary petition for one of its wholly owned, South Carolina-registered subsidiaries in the South Carolina Bankruptcy Court. Pursuant to Amendment No. 7, dated as of April 4, 2002, the Senior Lenders agreed to amend the Prepetition Credit Facility to permit this filing. On April 23, 2002, the Debtors filed a voluntary petition for Bonlam (S.C.), Inc. ("Bonlam (S.C.)"), in the South Carolina Bankruptcy Court. The Dismissal Agreement further provided that the Company would extend the expiration of the Exchange Offer through May 15, 2002. The Company and GOF also agreed to forbear through, and including, May 15, 2002, from implementing any modifications to the Senior Subordinated Notes and the indentures governing them. The Petitioning Creditors agreed to forbear through and including, May 12, 2002 (the "Forbearance Period"), from exercising any and all remedies under the applicable indentures, the Senior Subordinated Notes or any applicable law, including any filing of an involuntary petition against any of the Debtors. During the Forbearance Period, the Company agreed (i) not to file a voluntary petition for relief under the Bankruptcy Code in a jurisdiction other than Columbia, South Carolina, and (ii) to contest any involuntary petition under the Bankruptcy Code filed in any such other jurisdiction, in each case, without the prior written consent of the Petitioning Creditors. GOF and the Petitioning Creditors agreed not to file an involuntary petition against the Company in any venue other than the South Carolina Bankruptcy Court.

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings are being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors have secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which are Senior Lenders (the "DIP Lenders") that will provide the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank is the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") (in the form of the Bank Term Sheet and discussed below) to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the Bank Term Sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Lenders and GOF. With the support of these substantial creditors, the Debtors are seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposes (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which shall be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of existing Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which shall not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which shall be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF has agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company are purchased and that the new investment generates gross proceeds of $50.0 million in cash and results in $25.0 million of exit letters of credit in place. The Company shall pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including pre-funded legal costs, between the fourth quarter of 2001 and the second quarter of 2002 have been approximately $7.1 million.

        Refer to Note 15. "Subsequent Event," for further discussion surrounding the Company's financial restructuring.

Note 4.    Long-Lived Assets

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

        Property, plant and equipment as of June 29, 2002 and December 29, 2001, consist of the following (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Cost:
Land	$15,689	$15,287
Buildings and land improvements	158,017	154,709
Machinery, equipment and other	817,477	800,384
Construction in progress	13,058	15,132

	1,004,241	985,512
Less accumulated depreciation	(309,880)	(273,945)

	$694,361	$711,567

        As discussed more fully under Note 6. "Business Restructuring," the Company recorded an impairment charge to property, plant and equipment of approximately $80.8 million during 2001.

  Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs as of June 29, 2002 and December 29, 2001, consist of the following (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Cost:
Goodwill	$121,906	$124,756
Proprietary technology	29,325	29,325
Loan acquisition costs and other	47,851	42,918

	199,082	196,999
Less accumulated amortization	(61,202)	(61,004)

	$137,880	$135,995

        As discussed more fully under Note 6. "Business Restructuring," the Company recorded an impairment charge to goodwill and contract intangibles of approximately $100.4 million during 2001.

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 142 did not have a material effect on the

Company's consolidated financial position. Amortization expense for the three months and six months ended June 29, 2002 and June 30, 2001 is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Amortization of:
Goodwill	$—	$1,492	$—	$2,882
Intangibles with finite lives	768	1,000	1,550	2,051

Amortization included in selling, general and administrative expense	768	2,492	1,550	4,933
Loan acquisition costs included in interest expense, net	1,758	1,193	3,499	2,135

Total amortization expense	$2,526	$3,685	$5,049	$7,068

Note 5.    Accrued Liabilities

        Accrued liabilities as of June 29, 2002 and December 29, 2001, consist of the following:

	June 29, 2002	December 29, 2000
	(Unaudited)
Not Subject to Compromise:
Interest payable	$206	$24,454
Salaries, wages and other fringe benefits	15,410	11,573
Other	21,070	24,240

	$36,686	$60,267

        Accrued interest at December 29, 2001 included interest of approximately $23.5 million on the Senior Subordinated Notes. Accrued interest at June 29, 2002 of $42.2 million on the Senior Subordinated Notes is classified as "Subject to Compromise" in the consolidated balance sheet. See Note 7. "Liabilities Subject to Compromise."

Note 6.    Business Restructuring

        The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter half of 2001, particularly in the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions. The restructuring program continued through the second quarter of 2002, thus the Company recorded a pre-tax charge of $0.4 million in the second quarter of 2002 and $0.6 million during the six months ended June 29, 2002 consisting predominantly of personnel related costs that have been classified as "Plant realignment costs" in the consolidated statement of operations. A summary of the plant realignment liability is presented in the following table (in thousands):

Plant realignment liability as of December 29, 2001	$6,242
2002 plant realignment charge:
First Quarter	176
Second Quarter	381
2002 cash payments and adjustments:
First Quarter	(1,425)
Second Quarter	(1,164)

Plant realignment liability as of June 29, 2002	$4,210

        In the fourth quarter of 2001, based on a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million, consisting of the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related to production assets within the U.S. and European Nonwovens business. Further asset write-downs may be required as part of the Company's application of "fresh-start" accounting adjustments pursuant to SOP 90-7; however, the extent of such adjustments and the amount of such write-downs is not presently determinable.

Note 7.    Liabilities Subject to Compromise

        In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under the Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to the approved Plan and accordingly are not presently determinable. Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. Accordingly, no interest has been accrued on the Company's Senior Subordinated Notes after the Petition Date. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of June 29, 2002 are identified below (in thousands):

9% Senior Subordinated Notes, net of unamortized debt discount	$390,982
8 3/4% Senior Subordinated Notes	196,500
Interest accrued on senior subordinated notes	42,186
Accounts payable	15,544
Accrued expenses and other	11,156

Total liabilities subject to compromise	$656,368

Note 8.    Debt

        Short-term borrowings, which are not subject to compromise, amounted to approximately $9.9 million and $12.4 million at June 29, 2002 and December 29, 2001, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Debt, excluding short-term borrowings, as of June 29, 2002 and December 29, 2001, consists of the following (in thousands):

	June 29, 2002	December 29, 2001
	(Unaudited)
Subject to Compromise:
Senior subordinated notes, net of unamortized debt discount of $4,018 at June 29, 2002 and $4,232 at December 29, 2001, due July 2007	$390,982	$390,768
Senior subordinated notes, due March 2008	196,500	196,500
Not Subject to Compromise:
Revolving Credit Facility, due June 2003	216,634	216,325
Term loans, including current portion, due December 2005 and 2006	268,060	268,060
Other	13,323	15,166

	$1,085,499	$1,086,819

        DIP Facility—On May 13, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $125 million in debtor-in-possession financing with JPMorgan Chase Bank as administrative agent which was approved by the Bankruptcy Court on May 29, 2002. Under such terms, the Company, as borrower, may make revolving credit borrowings in an amount not exceeding the lesser of $125 million or the Borrowing Base (as defined in the DIP Facility). The DIP Facility will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) the maturity date (i.e. May 30, 2003), (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Facility and the termination of the total commitment under the DIP Facility. The interest rate applicable to borrowings under the DIP Facility and financial covenants are customary for financings of this type. Borrowings under the DIP Facility are guaranteed by each of the Company's direct and indirect domestic subsidiaries. There were no amounts outstanding under the DIP Facility at June 29, 2002.

        Prepetition Credit Facility—The Company's Credit Facility (as amended through and including Amendment No. 6 as defined below, the "Prepetition Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Prepetition Credit Facility may be used for letters of credit of which approximately $14.9 million was outstanding on June 29, 2002. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Prepetition Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings. All indebtedness under the Prepetition Credit Facility is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Prepetition Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Prepetition Credit Facility are generally equal to a percentage of the daily-unused amount of such commitment. The Prepetition Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Prepetition Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

        The interest rate applicable to borrowings under the Prepetition Credit Facility is based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Prepetition Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Prepetition Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option. The applicable margin for loans bearing interest based on the base rate or Canadian base rate will range from 2.75% to 3.50% and the margin for loans bearing interest on a Eurocurrency rate will range from 3.75% to 4.50%, based on the Company's ratio of total consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis.

        Under the terms of the Forbearance Agreement, as discussed below, with the Senior Secured Lenders, the Company is prevented from making any additional borrowings under the Prepetition Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Prepetition Credit Facility are required to be made under the base rate option. The following table provides detail on the revolving credit and term loan components of the Company's Prepetition Credit Facility at June 29, 2002 and December 29, 2001 (in thousands):

	June 29, 2002	December 29, 2001
Revolving Credit (Excluding Letters of Credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$210,000
Revolving Credit B (Canadian borrowings)(1)	6,634	6,325

Total Revolving Credit	216,634	216,325
Term Loans (all US borrowings):
Term Loan B	121,000	121,000
Term Loan B-1	48,560	48,560
Term Loan C	98,500	98,500

Total Term Loans	268,060	268,060

Total amounts outstanding under Prepetition Credit Facility	$484,694	$484,385

(1)
The change in Revolving Credit B balances at June 29, 2002 over December 29, 2001 results from foreign currency translation rate differences at such dates between the Canadian dollar and U.S. dollar. The Canadian dollar equivalent of the Revolving Credit B borrowings approximates Cdn $10.1 million at June 29, 2002 and December 29, 2001.

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

        The 8 3/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") are unsecured senior subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinated Notes indenture contains several covenants, including limitations on: (i) indebtedness, certain restricted payments, liens, transactions with affiliates, dividend and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales. In addition, in the event of certain defaults under the Prepetition Credit Facility, the Senior Secured Lenders under the Prepetition Credit Facility may exercise a right to block any payments of interest or principal on the Senior Subordinated Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the Senior Subordinated Notes. See "Recent Developments" below for further discussion of the Senior Subordinated Notes.

        Other—The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China. The facility was refinanced during July 2002 and is scheduled to mature during January 2003. At June 29, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at June 29, 2002. At June 29, 2002, Nanhai had cash and cash equivalents on hand of approximately $1.9 million and working capital, excluding current debt of approximately $9.3 million. Including current debt, the Nanhai working capital deficit was $0.1 million at June 29, 2002.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $9.9 million at June 29, 2002 with current maturities of approximately $3.9 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at June 29, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At June 29, 2002, DNS had cash and cash equivalents on hand of approximately $0.3 million and working capital of $5.5 million, excluding current debt. Including current debt, DNS working capital was approximately $1.6 million June 29, 2002.

        Recent Developments—As of December 29, 2001 the Company was in default under the Prepetition Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes prior to the expiration of the 30-day grace period constituted an event of default under such notes.

        On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement pursuant to which the Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would be able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

        On April 4, 2002, the Company entered into Amendment No. 7 to its Prepetition Credit Facility that allowed Bonlam (S.C.) to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code without triggering an event of default under the Prepetition Credit Facility. On April 23, 2002, Bonlam (S.C.) filed a voluntary petition as part of the agreement previously reached to dismiss the Involuntary Petition filed against the Company on March 25, 2002.

        Refer to Note 3. "Chapter 11 Proceedings" for a complete description of the events surrounding the Company's Chapter 11 Filing on May 11, 2002. Also, refer to Note 15. "Subsequent Event" for further discussion of the Company's financial restructuring.

Note 9.    Selected Financial Data of Guarantors

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

Condensed Consolidating Selected Balance Sheet Financial Data
As of June 29, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$100,370	$132,695	$(450,391)	$(9,169)	$(226,495)
Total assets	2,567,036	694,962	1,137,677	(3,166,166)	1,233,509
Total debt	1,509	28,299	1,065,542	—	1,095,350
Shareholders' equity (deficit)	1,316,291	325,583	(73,687)	(1,641,874)	(73,687)

Condensed Consolidating Selected Balance Sheet Financial Data
As of December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$73,588	$113,548	$(1,107,400)	$47,928	$(872,336)
Total assets	2,065,267	646,405	1,090,204	(2,569,662)	1,232,214
Total debt	1,558	30,018	1,067,654	—	1,099,230
Shareholders' equity (deficit)	896,276	298,673	(48,862)	(1,194,949)	(48,862)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Six Months Ended June 29, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$206,592	$202,710	$—	$(17,341)	$391,961
Operating income (loss)	(11,230)	23,302	(4,497)	51	7,626
Interest expense, income taxes and other, net	(25,256)	21,537	42,845	15,842	54,968
Net income (loss)	14,026	1,765	(47,342)	(15,791)	(47,342)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Six Months Ended June 30, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$230,189	$200,748	$—	$(15,294)	$415,643
Operating income (loss)	(12,280)	20,898	(140)	381	8,859
Interest expense, income taxes and other, net	(17,143)	17,720	31,479	8,422	40,478
Net income (loss)	4,863	3,178	(31,619)	(8,041)	(31,619)

Note 10.    Segment and Geographic Information

        The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Sales to The Procter & Gamble Company account for more than 10% of the Company's sales and are reported primarily in the Consumer segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's products can be manufactured on more than one type of production line. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. As previously discussed in Note 3. "Chapter 11 Proceedings," and Note 6. "Business Restructuring," the Company recorded unusual items during the first six months of fiscal 2002 consisting of plant realignment and special charges. These charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. Financial data by segments follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales to unaffiliated customers:
Consumer	$107,749	$119,382	$215,479	$231,530
Industrial and Specialty	93,032	95,005	176,482	184,113

	$200,781	$214,387	$391,961	$415,643

Operating income (loss):
Consumer	$11,128	$8,049	$16,612	$12,446
Industrial and Specialty	(1,156)	1,464	(4,795)	(1,927)

	9,972	9,513	11,817	10,519
Special charges	(1,466)	—	(3,634)	—
Plant realignment costs	(381)	(1,660)	(557)	(1,660)

	$8,125	$7,853	$7,626	$8,859

	June 29, 2002	December 29, 2001
Identifiable assets:
Consumer	$625,713	$634,642
Industrial and Specialty	512,472	482,994
Corporate(1)	95,324	114,578

	$1,233,509	$1,232,214

(1)
Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

        Geographic data for the Company's operations are presented in the following table.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales to unaffiliated customers:
United States	$96,538	$110,295	$189,252	$214,895
Canada	25,228	26,223	49,432	50,166
Europe	46,736	47,135	91,440	92,444
Asia	6,659	5,632	12,787	10,697
Latin America	25,620	25,102	49,050	47,441

	$200,781	$214,387	$391,961	$415,643

	June 29, 2002	December 29, 2001
Identifiable assets:
United States	$706,475	$728,688
Canada	148,572	138,809
Europe	212,896	188,960
Asia	40,548	41,427
Latin America	125,018	134,330

	$1,233,509	$1,232,214

Note 11.    Stock Option Plans

        The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost been determined under the provisions of FAS 123 rather than APB 25, the Company's net (loss) would have increased by approximately $0.6 million or $0.02 per diluted share during the six months ended June 29, 2002. At June 29, 2002, 769,494 shares were exercisable and 945,307 shares were available for future grant. The following table summarizes transactions of the Company's stock option plans for the six-month period ended June 29, 2002:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—December 29, 2001	2,120,576	$2.09
Granted	—	—
Exercised	—	—
Forfeited	65,883	1.99
Expired/canceled	—	—

Unexercised options outstanding—June 29, 2002	2,054,693	2.09

Note 12.    Affiliate Transactions

        The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder. A portion of the payments and shared other expenses, primarily insurance and allocated costs, are charged to the Company. Such amounts approximated $0.3 million during the six months ended June 29, 2002. In addition, the Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Rent expense relating to this lease approximated $0.1 million during the six months ended June 29, 2002.

Note 13.    Certain Matters

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up Saudi Arabian state-of-the-art nonwovens production line (the "Saudi Venture"). Over the course of 2001, the Company funded approximately $4.4 million representing its pro-rata share for the construction costs of this line in Saudi Arabia. The Company is not permitted to acquire more than a 45% interest in the Saudi Venture pursuant to Amendment No. 6. The Saudi Venture and the Company's equity stake are currently under review pending finalization of the Investment Approval Application (the "IAA") between the Company and its partner and the approval of the IAA by the Saudi Arabian government. The Company currently expects to receive the final outcome of the review during the third or fourth quarter of fiscal 2002. However, in the event the Company and its partner are unable to agree on final terms of the Saudi Venture acceptable to the Company, the Saudi Venture would not be able to obtain approval of the IAA from the Saudi Arabia government. Moreover, the Company may not be able to recover its pro-rata share of construction costs funded in 2001. The Company has not guaranteed any indebtedness of the non-consolidated Saudi Venture.

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At June 29, 2002, the amounts due from Galey for the first six months of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.3 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at June 29, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first six months of 2002 relative to the MSA has been collected from Galey.

Note 14.    New Accounting Standards

        On April 30, 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations—reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of this standard on its financial statements.

        On July 30, 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this standard on its financial statements.

Note 15.    Subsequent Event

        On August 15, 2002, a hearing was held in the South Carolina Bankruptcy Court to consider, among other things, the approval of the Company's Disclosure Statement relating to the Plan of Reorganization. The judge indicated that he would approve the Disclosure Statement, and directed the parties to meet on statement language, with a hearing date of August 20, 2002, to resolve any remaining differences. The Company currently expects the Disclosure Statement to be approved at this hearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. In particular, this discussion should be read in conjunction with Note 3. "Chapter 11 Proceedings" in Part 1, which describes the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales by product category:
Consumer	53.7%	55.7%	55.0%	55.7%
Industrial and Specialty	46.3	44.3	45.0	44.3

	100.0	100.0	100.0	100.0
Cost of goods sold:
Material	44.2	44.5	44.3	44.3
Labor	8.8	8.7	8.7	8.8
Overhead	28.6	29.9	30.3	30.7

	81.6	83.1	83.3	83.8

Gross profit	18.4	16.9	16.7	16.2
Selling, general and administrative expenses	13.4	12.5	13.7	13.7
Special charges	0.7	—	0.9	—
Plant realignment costs	0.2	0.8	0.1	0.4

Operating income (loss)	4.1	3.6	2.0	2.1
Other expense:
Interest expense, net	8.9	11.8	11.2	12.2
Foreign currency and other	2.4	0.3	2.1	0.5

	11.3	12.1	13.3	12.7

Loss before Chapter 11 reorganization expenses and income tax expense (benefit)	(7.2)	(8.5)	(11.3)	(10.6)
Chapter 11 reorganization expenses	0.4	—	0.2	—

Loss before income tax expense (benefit)	(7.6)	(8.5)	(11.5)	(10.6)
Income tax expense (benefit)	1.2	(2.4)	0.6	(3.0)

Net loss	(8.8)%	(6.1)%	(12.1)%	(7.6)%

Comparison of Three Months Ended June 29, 2002 and June 30, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for the three months ended June 29, 2002 and the corresponding increase/(decrease) over the comparable period in the prior year:

	Three Months Ended
	June 29, 2002	June 30, 2001	Increase/ (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Net sales:
Consumer	$107,749	$119,382	$(11,633)	(9.7)%
Industrial and Specialty	93,032	95,005	(1,973)	(2.1)

	$200,781	$214,387	$(13,606)	(6.3)%

Operating income (loss):
Consumer	$11,128	$8,049	$3,079	38.3%
Industrial and Specialty	(1,156)	1,464	(2,620)	(179.0)

	9,972	9,513	459	4.8
Plant realignment costs	(381)	(1,660)	1,279	77.0
Special charges	(1,466)	—	(1,466)	—

Operating income	$8,125	$7,853	$272	3.5%

Net Sales

        A reconciliation of the change in net sales between second quarter 2001 and second quarter 2002 is presented in the following table (in thousands):

Net sales—second quarter 2001	$214,387
Change in sales due to:
Volume	(11,156)
Price/mix	919
Foreign currency	(3,369)

Net sales—second quarter 2002	$200,781

        Consolidated net sales were $200.8 million for the second quarter of 2002, a decrease of $(13.6) million or (6.3)% over the second quarter 2001 sales of $214.4 million. The decrease in net sales was due to a decrease in sales volume, weak foreign currencies versus the U.S. dollar and pricing pressure and product mix issues. Sales volume decreased by $11.1 million and foreign currency had a negative impact on net sales of $3.4 million. These negative factors were offset somewhat by an increase in price/mix of $0.9 million.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during the second quarter of fiscal 2002. Certain factors that contributed to lower than anticipated net sales in fiscal 2001 and the first quarter of 2002 continued to negatively affect net sales in the second quarter of 2002. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets, offset volume gains primarily within Latin America, Asia and the U.S. APEX business. The decrease in U.S. net sales due to lower selling prices and product mix issues resulted from continued pricing pressure within the Consumer markets. Additionally, Industrial and Specialty segment sales volume increases were achieved within the Oriented Polymers agriculture and specialty and coating fabric markets, but were offset somewhat by lower volumes and selling prices in other industrial sectors.

        Foreign currencies, predominantly in Argentina, were weaker against the U.S. dollar during the second quarter of 2002 compared to the second quarter of 2001. Further discussion of the Argentine pesos effect on the Company's results of operations is contained in the Investing and Financing Activities portion of "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

Operating Income

        A reconciliation of the change in operating income between second quarter 2001 and second quarter 2002 is presented in the following table (in thousands):

	Including Unusual Items	Excluding Unusual Items
Operating income—second quarter 2001	$7,853	$9,513
Unusual items—plant realignment and special charges	(187)	—
Volume	(4,617)	(4,617)
Cost savings and other initiatives related to plant realignment and business restructuring	9,327	9,327
Lower depreciation and amortization expense	4,121	4,121
Price / mix	919	919
Foreign currency	(1,036)	(1,036)
Higher administrative costs associated with historic Dominion entities	(31)	(31)
All other	(8,224)	(8,224)

Operating income—second quarter 2002	$8,125	$9,972

        Consolidated operating income was $8.1 million for the second quarter of 2002. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income was approximately $10.0 million for the second quarter of 2002, an increase of $0.5 million or 4.8%, over operating income before unusual items of $9.5 million for the second quarter of 2001. The increase in operating income before unusual items was due to cost savings and other initiatives related to plant realignment and business restructuring of $9.3 million, lower depreciation and amortization charges of $4.1 million, higher net selling prices, predominantly in Argentina of $0.9 million, offset by volume declines of $4.6 million, weaker foreign currencies versus the U.S. dollar of $1.0 million and other items of approximately $8.2 million consisting of higher operating costs within the Oriented Polymers business and higher cost / mix in other sectors. Although operating income before unusual items increased quarter over quarter, certain of the same factors that contributed to lower net sales in the second quarter of 2002 versus 2001 also negatively affected operating earnings in the current fiscal quarter.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 4. "Business Restructuring," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued into the first six months of 2002. Accordingly, the cash component of the restructuring has included workforce reductions and plant realignment in the Consumer and Industrial and Specialty businesses, predominantly in the U.S. and Europe. Manufacturing and operating cost savings were realized within each business segment in the second quarter of 2002 as a result of these initiatives. However, lower selling prices and volume declines predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Argentina, offset the cost savings achieved in the second quarter of 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings in the second quarter of 2002 versus the comparable prior year period despite increased sales levels over the prior year within this segment.

        The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower in the second quarter of 2002 versus the same period in 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

        Refer to Note 13. "Certain Matters" for a discussion of the MSA between the Company and Galey. Such costs, which were not significant during the second quarter of 2002, are quantified as a component in the Industrial and Specialty segment.

Plant Realignment and Special Charges

        The Company recorded a pre-tax charge of $0.4 million during the three months ended June 29, 2002 related to the continuation of the plant realignment and business restructuring program. The total charge in the second quarter consisted primarily of personnel costs within the Company's Oriented Polymers business.

        As part of the Company's financial restructuring, approximately $1.5 million of expenses were incurred in the second quarter of 2002, related to professional and other related services provided in connection with the Company's restructuring efforts. Refer to the discussion below surrounding "Chapter 11 Reorganization Expenses."

        The restructuring related charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $7.4 million from $25.3 million in the second quarter of 2001 to $17.9 million in the second quarter of 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased, however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by 50 basis points at each date. Additionally, the Company's effective borrowing rate for 2002 increased as a result of the default under the Prepetition Credit Facility.

        Foreign currency and other losses increased $4.0 million, from $0.6 million in the second quarter of 2001 to $4.7 million in the second quarter of 2002 due primarily to the Argentine peso devaluation, related to the remeasurement of U.S. dollar denominated debt at its Argentine majority-owned subsidiary, and to foreign currency remeasurement losses and other charges in Europe, Canada and Asia.

Chapter 11 Reorganization Expenses

        The Company incurred Chapter 11 reorganization expenses of $0.9 million during the second quarter of 2002. Such costs, consisting of professional and other related services, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Special charges" in the Consolidated Statement of Operations.

Income Taxes

        The Company incurred a pre-tax loss of $15.3 million during the three months ended June 29, 2002 that produced a potential U.S. tax benefit of $4.2 million. However, due to the uncertainty of the

Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $4.2 million was recorded during the three months ended June 29, 2002. Additionally, the Company recognized income tax expense of $2.4 million in the second quarter of 2002 relating to income generated within its international operations. During the three months ended June 30, 2001, the Company recorded an income tax benefit of $5.1 million, representing an effective benefit rate of approximately 28%. The effective benefit rate differed from the statutory rate during the second quarter of 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

Net Loss

        Net loss increased $4.7 million from a loss of $(13.0) million, or $(0.41) per diluted share, in the second quarter of 2001 to a loss of $(17.8) million, or $(0.56) per diluted share, in the second quarter of 2002 as a result of the above mentioned factors.

Comparison of Six Months Ended June 29, 2002 and June 30, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for the six months ended June 29, 2002 and the corresponding increase/(decrease) over the comparable period in the prior year:

	Six Months Ended
	June 29, 2002	June 30, 2001	Increase/ (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Net sales:
Consumer	$215,479	$231,530	$(16,051)	(6.9)%
Industrial and Specialty	176,482	184,113	(7,631)	(4.1)

	$391,961	$415,643	$(23,682)	(5.7)%

Operating income (loss):
Consumer	$16,612	$12,446	$4,166	33.5%
Industrial and Specialty	(4,795)	(1,927)	(2,868)	(148.8)

	11,817	10,519	1,298	12.3
Plant realignment costs	(557)	(1,660)	(1,103)	(66.4)
Special charges	(3,634)	—	3,634	—

Operating income	$7,626	$8,859	$(1,233)	(13.9)%

Net Sales

        A reconciliation of the change in net sales between the six months ended June 30, 2001 and the six months ended June 29, 2002 is presented in the following table (in thousands):

Net sales—six months ended June 30, 2001	$415,643
Change in sales due to:
Volume	(6,555)
Price/mix	(5,806)
Foreign currency	(11,321)

Net sales—six months ended June 29, 2002	$391,961

        Consolidated net sales were approximately $392.0 million for the six months ended June 29, 2002, a decrease of $(23.7) million or (5.7)% over sales of $415.6 million during the same period in 2001. The decrease in net sales was due to a decrease in sales volume, weak foreign currencies versus the U.S. dollar and pricing pressure and product mix issues. Sales volume decreased by $6.6 million and foreign currency had a negative impact on net sales of $11.3 million. Pricing pressure and product mix issues, predominantly in the U.S., negatively affected net sales by approximately $5.8 million during the six months ended June 29, 2002 versus the same period in 2001.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during the first half of fiscal 2002. Certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in 2002. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets, offset volume gains over the prior year primarily within Europe, Latin America, Asia and the U.S. APEX business. The decrease in U.S. net sales due to lower selling prices and product mix issues resulted from continued pricing pressure within the Consumer markets. Additionally, Industrial and Specialty segment sales volume increases were achieved within the Oriented Polymers agriculture and specialty and coating fabric markets, but were offset somewhat by lower volumes and selling prices in other industrial sectors.

        Foreign currencies, predominantly in Europe, Canada and Argentina, were weaker against the U.S. dollar during the first six months of 2002 compared to the comparable period in 2001. Further discussion of the Argentine pesos effect on the Company's results of operations is contained in the Investing and Financing Activities portion of "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

Operating Income

        A reconciliation of the change in operating income between the six months ended June 30, 2001 and the six months ended June 29, 2002 is presented in the following table (in thousands):

	Including Unusual Items	Excluding Unusual Items
Operating income—second quarter 2001	$8,859	$10,519
Unusual items—plant realignment and special charges	(2,531)	—
Volume	(4,201)	(4,201)
Cost savings and other initiatives related to plant realignment and business restructuring	17,295	17,295
Lower depreciation and amortization expense	8,200	8,200
Price / mix	(5,806)	(5,806)
Foreign currency	(3,422)	(3,422)
Higher administrative costs associated with historic Dominion entities	(842)	(842)
All other	(9,926)	(9,926)

Operating income—second quarter 2002	$7,626	$11,817

        Consolidated operating income was $7.6 million for the six months ended June 29, 2002. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income was approximately $11.8 million, an increase of $1.3 million or 12.3%, over operating income before unusual items of $10.5 million for the comparable period in 2001. The increase in operating income before unusual items was due to cost savings and other initiatives related to plant realignment and business restructuring of $17.3 million, lower depreciation and amortization charges of $8.2 million offset by volume declines of $4.2 million, lower selling prices of $5.8 million, weaker foreign currencies versus the U.S. dollar of $3.4 million and other items of approximately $10.8 million consisting of higher operating costs within the Oriented Polymers business and higher cost / mix in other sectors. Although operating income before unusual items increased year over year, certain of the same factors that contributed to lower net sales during 2002 versus 2001 also negatively affected operating earnings in the current fiscal quarter.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 4. "Business Restructuring," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued into the first six months of 2002. Accordingly, the cash component of the restructuring has included workforce reductions and plant realignment in the Consumer and Industrial and Specialty businesses, predominantly in the U.S. and Europe. Manufacturing and operating cost savings were realized within each business segment in the second quarter of 2002 as a result of these initiatives. However, lower selling prices and volume declines predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Europe, Canada and Argentina, offset the cost savings achieved during 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings during the first six months 2002 versus the comparable prior year period despite increased sales levels over the prior year within this segment.

        The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower during the six months ended June 29, 2002 versus the comparable period in 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

        Corporately, administrative costs, excluding restructuring related charges, were approximately $2.0 million higher during the first six months of 2002 versus the comparable period in 2001 due primarily to higher costs associated with certain historic Dominion entities. Refer to Note 13. "Certain Matters" for a discussion of the MSA between the Company and Galey. Such costs, which were not significant during the second quarter of 2002, are quantified as a component in the Industrial and Specialty segment. On a year to basis in 2002, higher costs associated with the MSA have approximated $0.8 million.

Plant Realignment and Special Charges

        The Company recorded a pre-tax charge of $0.6 million during the six months ended June 29, 2002 related to the continuation of the plant realignment and business restructuring program. The total charge for the first half of 2002 consisted primarily of personnel costs.

        As part of the Company's financial restructuring, approximately $3.6 million of expenses were incurred during the six months ended June 29, 2002 related to professional and other related services provided in connection with the Company's restructuring efforts.

        The restructuring related charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $7.0 million from $50.7 million during the first six months of 2001 to $43.7 million during the comparable period in 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased, however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the

Prepetition Credit Facility increased by 50 basis points at each date. Additionally, the Company's effective borrowing rate for 2002 increased as a result of the default under the Prepetition Credit Facility.

        Foreign currency and other losses increased $5.9 million, from $2.1 million during the first six months of 2001 to approximately $8.0 million during the comparable 2002 period due primarily to the Argentine peso devaluation, related to the remeasurement of U.S. dollar denominated debt at its Argentine majority-owned subsidiary, and to foreign currency remeasurement losses and other charges in Europe, Canada and Asia.

Chapter 11 Reorganization Expenses

        The Company incurred Chapter 11 reorganization expenses of $0.9 million during the six months ended June 29, 2002. Such costs, consisting of professional and other related services, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Special charges" in the Consolidated Statement of Operations.

Income Taxes

        The Company incurred a pre-tax loss of $44.9 million during the six months ended June 29, 2002 that produced a potential U.S. tax benefit of $12.5 million. However, due to the uncertainty of the Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $12.5 million has been recorded during the six months ended June 29, 2002. Additionally, the Company recognized income tax expense of $2.4 million during the first six months 2002 relating to income generated within its international operations. During the six months ended June 30, 2001, the Company recorded an income tax benefit of $12.3 million, representing an effective benefit rate of approximately 28%. The effective benefit rate differed from the statutory rate during the second quarter of 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

Net Loss

        Net loss increased $15.7 million from a loss of $(31.6) million, or $(0.99) per diluted share, for the first six months of 2001 to a loss of $(47.3) million, or $(1.48) per diluted share, for the first six months of 2002 as a result of the above mentioned factors.

Liquidity and Capital Resources

	June 29, 2002	December 29, 2001
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$61,947	$46,453
Working capital (deficit), excluding liabilities subject to compromise	(226,495)	(872,336)
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	262,970	204,681
Total assets	1,233,509	1,232,214
Total debt	1,095,350	1,099,230
Shareholders' (deficit)	(73,687)	(48,862)

	Six Months Ended
	June 29, 2002	June 30, 2001
	(In Thousands)
Cash flow data:
Net cash provided by operating activities	$21,496	$5,404
Net cash provided by (used in) investing activities	300	(11,865)
Net cash provided by (used in) financing activities	(12,455)	26,026

Operating Activities

        The Company generated cash from operations of $21.5 million during the six months ended June 29, 2002, an approximate $16.1 million increase from cash generated from operations of $5.4 million during the same period in 2001. Cash used for operations was negatively impacted during the first six months of 2002 and 2001 by continuing operating losses; however, as discussed more fully below, due to the Company's Senior Secured Lenders exercising their right to block interest payments to holders of the Company's 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes on January 2, 2002 and March 1, 2002, respectively, cash payments for interest were approximately $26.4 million lower in the first six months of 2002 versus 2001.

        The Company had a working capital (deficit) of approximately $(226.5) million at June 29, 2002 due primarily to the reclassification of all amounts outstanding under the Company's Credit Facility to a current liability Not Subject to Compromise. Excluding the current portion of indebtedness, working capital was $263.0 million at June 29, 2002, compared to working capital, excluding current potion of indebtedness, at December 29, 2001 of $204.7 million. Accounts receivable on June 29, 2002 was $125.9 million as compared to $125.6 million on December 29, 2001, an increase of $0.2 million or approximately 0.2%. Accounts receivable represented approximately 57 days of sales outstanding at June 29, 2002 as compared to 56 days outstanding on December 29, 2001, an increase of approximately 1.8%. Inventories at June 29, 2002 were approximately $112.5 million, a decrease of $3.5 million over inventories at December 29, 2001 of $116.0 million due primarily to a $4.2 million decrease in consolidated raw materials, a $1.4 million decrease in consolidated work in process, and a $2.1 million increase in consolidated finished goods. The Company had approximately 63 days of inventory on hand at June 29, 2002 and December 29, 2001. Accounts payable, including payables subject to compromise, at June 29, 2002 was $47.0 million as compared to $46.4 million on December 29, 2001, an increase of $0.6 million or approximately 1.3%. Accounts payable represented 26 days of payables outstanding at June 29, 2002 compared to 25 days of payables outstanding on December 29, 2001. As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Capital expenditures in the first six months of 2002 totaled $4.4 million, a decrease of $7.4 million from capital spending of $11.9 million in the first six months of 2001.

        Due to the financial impact of economic and business factors upon the Company's business, as outlined under "Note 1. Nature of Operations and Business Conditions" in its Annual Report on Form 10-K for fiscal 2001, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant, as of December 29, 2001 the Company was in default under the Prepetition Credit Facility (as defined herein). Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On

December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002 was scheduled to end on May 15, 2002, and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

        Because the Company was unable to reduce amounts outstanding under the Prepetition Credit Facility through asset dispositions on acceptable terms, the services of Miller, Buckfire & Lewis (f/k/a Dresdner Kleinwort Wasserstein, Inc.) were retained on October 2, 2001 as the financial advisor to assist in exploring various restructuring options. From November of 2001 through February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. During this same time period, some of these potential investors conducted due diligence investigations of the Company and its operations.

        In evaluating the various restructuring options, the Company decided to maintain negotiations with CSFB Global Opportunities Investment Partners, L.P. ("GOF"), the holder of approximately 67% of the Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes (the "Existing Notes") currently owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principle amount of the Existing Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the "Exchange Offer").

        On March 25, 2002, during the pendency of the Exchange Offer, without any prior notice, a group of creditors (the "Petitioning Creditors") holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary bankruptcy petition (the "Involuntary Petition") against the Company in the United States Bankruptcy Court for the District of South Carolina (the "South Carolina Bankruptcy Court"). On April 2, 2002, the Company reached an agreement (the "Dismissal Agreement") with the Petitioning Creditors, which provided for the South Carolina Bankruptcy Court to dismiss the involuntary petition (the "Dismissal Order") subject to a twenty-day period during which parties-in-interest could object to that dismissal. The twenty-day period commenced on April 5, 2002, the day on which notice of the dismissal was published in the national edition of the Wall Street Journal. On April 26, 2002, the South Carolina Bankruptcy Court entered the Dismissal Order.

        The Dismissal Agreement also provided that the Company would seek an amendment of the Prepetition Credit Facility to permit it to file a voluntary petition for one of its wholly owned, South Carolina-registered subsidiaries in the South Carolina Bankruptcy Court. Pursuant to Amendment No. 7, dated as of April 4, 2002, the Senior Lenders agreed to amend the Prepetition Credit Facility to permit this filing. On April 23, 2002, the Debtors filed a voluntary petition for Bonlam (S.C.), Inc. ("Bonlam (S.C.)"), in the South Carolina Bankruptcy Court. The Dismissal Agreement further provided that the Company would extend the expiration of the Exchange Offer through May 15, 2002. The Company and GOF also agreed to forbear through, and including, May 15, 2002, from implementing any modifications to the Senior Subordinated Notes and the indentures governing them. The Petitioning Creditors agreed to forbear through and including, May 12, 2002 (the "Forbearance Period"), from exercising any and all remedies under the applicable indentures, the Senior Subordinated Notes or any applicable law, including any filing of an involuntary petition against any of the Debtors. During the Forbearance Period, the Company agreed (i) not to file a voluntary petition for relief under the Bankruptcy Code in a jurisdiction other than Columbia, South Carolina, and (ii) to contest any involuntary petition under the Bankruptcy Code filed in any such other jurisdiction, in each case, without the prior written consent of the Petitioning Creditors. GOF and the Petitioning Creditors agreed not to file an involuntary petition against the Company in any venue other than the South Carolina Bankruptcy Court.

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings are being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors have secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which are Senior Lenders (the "DIP Lenders") that will provide the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank is the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") (in the form of the Bank Term Sheet and discussed below) to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the Bank Term Sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Lenders and GOF. With the support of these substantial creditors, the Debtors are seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposes (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which shall be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of existing Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which shall not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which shall be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF has agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company are purchased and that the new investment generates gross proceeds of $50.0 million in cash and results in $25.0 million of exit letters of credit in place. The Company shall pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        On August 15, 2002, a hearing was held in the South Carolina Bankruptcy Court to consider, among other things, the approval of the Company's Disclosure Statement relating to the Plan of Reorganization. The judge indicated that he would approve the Disclosure Statement, and directed the parties to meet on statement language, with a hearing date of August 20, 2002, to resolve any remaining differences. The Company currently expects the Disclosure Statement to be approved at this hearing.

        In order to support working capital requirements at its majority owned subsidiary in Istanbul, Turkey ("Vateks"), the Company has deposited approximately $6.0 million with a member of its European bank syndicate who in turn has funded an approximate equivalent amount to Vateks.

        Nanhai has a bank facility with a financial institution in China. The facility was refinanced in July 2002 is scheduled to mature during January 2003. At June 29, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at June 29, 2002. At June 29, 2002, Nanhai had cash and cash equivalents on hand of approximately $1.9 million and working capital, excluding current debt, of approximately $9.3 million. Including current debt, the Nanhai working capital deficit was $0.1 million at June 29, 2002.

        DNS has two bank facilities denominated in U.S. dollars of approximately $9.9 million at June 29, 2002 with current maturities of approximately $3.9 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at June 29, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the

Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. As a result, the Company recognized foreign currency losses of approximately $0.7 million in the second quarter of 2002 and $2.5 million in the first six months of 2002, net of minority interest adjustments, related to the DNS U.S. dollar debt because of the Argentine peso devaluation. At June 29, 2002, DNS had cash and cash equivalents on hand of approximately $0.3 million and working capital of $5.5 million, excluding current debt. Including current debt, DNS working capital was approximately $1.6 million June 29, 2002.

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up Saudi Arabian state-of-the-art nonwovens production line (the "Saudi Venture"). Over the course of 2001, the Company funded approximately $4.4 million representing its pro-rata share for the construction costs of this line in Saudi Arabia. The Company is not permitted to acquire more than a 45% interest in the Saudi Venture pursuant to Amendment No. 6. The Saudi Venture and the Company's equity stake are currently under review pending finalization of the Investment Approval Application (the "IAA") between the Company and its partner and the approval of the IAA by the Saudi Arabian government. The Company currently expects to receive the final outcome of the review during the third or fourth quarter of fiscal 2002. However, in the event the Company and its partner are unable to agree on final terms of the Saudi Venture acceptable to the Company, the Saudi Venture would not be able to obtain approval of the IAA from the Saudi Arabia government. Moreover, the Company may not be able to recover its prorata share of construction costs funded in 2001. The Company has not guaranteed any indebtedness of the non-consolidated Saudi Venture.

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At June 29, 2002, the amounts due from Galey for the first six months of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.3 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at June 29, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

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

Foreign Currency

        The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the second quarter of 2002 and 2001, see "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk."

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

        Business Combinations, Goodwill and Other Intangible Assets:    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The effect of adoption was not material to the Company's results of operations during the second quarter of 2002.

        Impairment of Long-Lived Assets:    For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The effect of adoption was not material to the Company's results of operations during the second quarter of 2002.

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

Euro Conversion

        On January 1, 1999, member countries of the European Monetary Union began a three-year transition from their national currencies to a new common currency, the "euro". Permanent rates of exchange between members' national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. Euro currency has been issued and effective July 2002, the respective national currencies were withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. Costs of the euro conversion have not had a material impact on the results of operations or the financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-Term Debt and Interest Rate Market Risk

  Variable Rate Debt

        The Credit Facility permits the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. Under the Forbearance Agreement with the Senior Secured Lenders all borrowings are required to be made at the base rate. At June 29, 2002, the Company had borrowings under the Credit Facility of $484.7 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.8 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

  Fixed Rate Debt

        The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at June 29, 2002 was approximately $116.8 million, which was less than its carrying value by approximately $474.7 million. A 100 basis points decrease in the prevailing interest rates at June 29, 2002 would result in an increase in the fair value of fixed rate debt by approximately $2.5 million. A 100 basis points increase in the prevailing interest rates at June 29, 2002 would result in a decrease in fair value of total fixed rate debt by approximately $2.5 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the second quarter of 2002 certain currencies of countries in which the Company conducts foreign currency denominated business, predominantly in Argentina and Canada, weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        For the three months ended June 29, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $1.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        The Argentine peso, which serves as the functional currency of an Argentine majority-owned subsidiary of the Company, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. As a result of the Argentine peso devaluation, the Company recognized a foreign currency loss of approximately $0.7 million during the second quarter of 2002 and $2.5 million for the first six months of 2002, net of minority interest adjustments.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During the second quarter and first six months of 2002 raw material prices as a percentage of sales remained level as compared to the second quarter and first six months of 2001. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition.

Safe Harbor Statement

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, the existing defaults in the Company's outstanding long-term indebtedness, the Company's Chapter 11 filings and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of December 29, 2001, the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes constituted an event of default under such notes. As of June 29, 2002, accrued and unpaid interest was $30.4 million and $11.8 million on the 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Not applicable

Exhibits

        Exhibits required to be filed with this report on Form 10-Q are listed in the following Exhibit Index.

Reports on Form 8-K

        On August 1, 2002, the Company filed a Form 8-K announcing that as part of the process for having the Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court in Columbia, South Carolina (the "Court"), the Company had filed a Disclosure Statement with the Court. The Company also filed certain projected financial information with the Court on August 1, 2002.

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

August 19, 2002

EXHIBIT INDEX

Exhibit Number	Document Description
10.1	Amendment No. 7 dated as of April 4, 2002, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the JPMorgan Chase Bank, as agent.(1)
10.2
Revolving credit agreement and guarantee agreement, dated as of May 30, 2002, among Polymer Group, Inc, a debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, the direct and indirect domestic subsidiaries of the Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JP Morgan Chase Bank, each of the other financial institutions from time to time party hereto and JPMorgan Chase Bank, as administrative agent for the Lenders.
10.3	Form of Indemnification Agreement dated as of May 11, 2002, among the Company and each of its directors.(2)
10.4	Form of Termination of Rights of First Refusal Agreement dated as of May 11, 2002, among the Company and Messrs. Zucker and Boyd.(2)
10.5	Form of Amendment to Change in Control Letter Agreement dated as of May 11, 2002, between the Company and Jerry Zucker.(2)
10.6	Form of Amendment to Change in Control Letter Agreement dated as of May 11, 2002, between the Company and James G. Boyd.(2)
99.1	Press release dated April 3, 2002.(3)
99.2	Press release dated May 13, 2002.(3)
99.3	Press release dated May 31, 2002.
99.4	Certain projected financial information filed with the U.S. Bankruptcy Court in Columbia, South Carolina.(4)

1.
Incorporated by reference to the respective exhibit to the Company's Form 10-K/A (Amendment No. 2), dated May 1, 2002.

2
Employee benefit related agreement.

3.
Incorporated by reference to the respective exhibit to the Company's Form 10-Q dated May 20, 2002.

4.
Incorporated by reference to the respective exhibit to the Company's Form 8-K, dated August 1, 2002.

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