Form 10-Q
period 2002-09-28
POLYMER GROUP INC
filed 2002-11-18
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Securities 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        On November 4, 2002 there were 32,004,200 Common Shares, $.01 par value, outstanding.

POLYMER GROUP, INC.

ITEM I. FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 28, 2002	December 29, 2001
	(Unaudited)
A S S E T S
Current assets:
Cash and equivalents	$59,562	$28,231
Short-term investments	11,006	18,222
Accounts receivable, net	121,345	125,649
Inventories	106,272	115,953
Other	42,102	37,824

Total current assets	340,287	325,879
Property, plant and equipment, net	670,568	711,567
Intangibles and loan acquisition costs, net	133,742	135,995
Other	56,412	58,773

Total assets	$1,201,009	$1,232,214

L I A B I L I T I E S A N D S H A R E H O L D E R S' (D E F I C I T)
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$31,837	$46,384
Accrued liabilities and other	44,781	62,403
Short-term borrowings	10,122	12,411
Current portion of long-term debt	489,094	1,077,017

Total current liabilities	575,834	1,198,215
Long-term debt, less current portion	5,268	9,802
Deferred income taxes	54,049	53,106
Other non-current liabilities	18,992	19,953

Total liabilities not subject to compromise	654,143	1,281,076
Liabilities Subject to Compromise	652,905	—

Total liabilities	1,307,048	1,281,076
Shareholders' (deficit):
Series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at September 28, 2002 and December 29, 2001	320	320
Non-voting common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	243,722	243,722
(Deficit)	(311,875)	(241,935)
Accumulated other comprehensive (loss)	(38,206)	(50,969)

	(106,039)	(48,862)

Total liabilities and shareholders' (deficit)	$1,201,009	$1,232,214

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$184,048	$202,381	$576,009	$618,024
Cost of goods sold	153,842	165,319	480,453	513,563

Gross profit	30,206	37,062	95,556	104,461
Selling, general and administrative expenses	24,712	26,249	78,245	83,129
Special charges	—	—	3,634	—
Plant realignment costs	356	—	913	1,660

Operating income	5,138	10,813	12,764	19,672
Other expense:
Interest expense, net (contractual interest of $27,835 and $81,417 for the three months and nine months ended September 28, 2002, respectively)	13,511	25,581	57,198	76,292
Foreign currency and other	6,433	1,271	14,407	3,334

	19,944	26,852	71,605	79,626

Loss before Chapter 11 reorganization expenses and income tax expense (benefit)	(14,806)	(16,039)	(58,841)	(59,954)
Chapter 11 reorganization expenses	6,124	—	7,009	—

Loss before income tax expense (benefit)	(20,930)	(16,039)	(65,850)	(59,954)
Income tax expense (benefit)	1,668	(4,491)	4,090	(16,787)

Net loss	$(22,598)	$(11,548)	$(69,940)	$(43,167)

Net loss per common share:
Basic:
Average common shares outstanding	32,004	32,004	32,004	32,004
Net loss per common share	$(0.71)	$(0.36)	$(2.19)	$(1.35)

Diluted:
Average common shares outstanding	32,004	32,004	32,004	32,004
Net loss per common share	$(0.71)	$(0.36)	$(2.19)	$(1.35)

Cash dividends per share	$—	$—	$—	$0.02

See accompanying notes.

POLYMER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Operating activities
Net loss	$(69,940)	$(43,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	47,686	59,672
Foreign currency and other	14,407	3,334
Changes in operating assets and liabilities:
Accounts receivable	4,304	(4,493)
Inventories	9,681	5,178
Accounts payable and accrued expenses	29,429	(6,460)
Other, net	667	(17,503)

Net cash provided by (used in) operating activities	36,234	(3,439)

Investing activities
Purchases of property, plant and equipment	(5,924)	(16,649)
Proceeds from sales of marketable securities	4,762	—
Other	(34)	36

Net cash (used in) investing activities	(1,196)	(16,613)

Financing activities
Proceeds from debt	660	67,366
Payment of debt	(7,001)	(35,898)
Dividends to shareholders	—	(640)
Loan acquisition costs and other, net	(7,736)	(8,107)

Net cash (used in) provided by financing activities	(14,077)	22,721

Effect of exchange rate changes on cash	10,370	1,429

Net increase in cash and equivalents	31,331	4,098
Cash and equivalents at beginning of period	28,231	12,276

Cash and equivalents at end of period	$59,562	$16,374

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

        The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of September 28, 2002 and December 29, 2001 contain summarized information; as a result, such data does not include the same detail provided in the Company's Annual Report on Form 10-K. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the three months and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for fiscal 2002.

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

  Accounts Receivable and Concentration of Credit Risks

        The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was approximately $13.7 million and $12.0 million at September 28, 2002 and December 29, 2001, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

  Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of September 28, 2002 and December 29, 2001 consist of the following (in thousands):

	September 28, 2002	December 29, 2001
	(Unaudited)

Finished goods	$49,748	$50,440
Work in process	17,316	19,172
Raw materials	39,208	46,341

	$106,272	$115,953

  Impairment Evaluation of Long-Lived Assets

        For all applicable periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the projected future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. The Company recorded a non-cash asset impairment charge in fiscal 2001 of approximately $181.2 million related to the write-down of goodwill, contract intangibles and property, plant and equipment.

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

  Derivatives

        The Company does not use derivative financial instruments for trading purposes. Premiums paid for purchased interest rate cap agreements are charged to expense over the rate cap period. The Company's London Interbank Offered Rate-based interest rate cap agreement provides for a notional amount of $100.0 million, which declines ratably over the rate cap term. If the rate cap of 9% is exceeded on the reset date, as defined in the agreement, the Company is entitled to receive a dollar amount by which the rate cap exceeds 9%. Over the term of the agreement, such amounts have not exceeded 9%.

  Income Taxes

        Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future.

  Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $4.6 million and $4.1 million of research and development expense during the three months ended September 28, 2002 and September 29, 2001, respectively. Year to date research and development expenses approximated $12.3 million in 2002 and $13.3 million in 2001.

  Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $4.8 million and $5.2 million of shipping and handling costs, during the three months ended September 28, 2002 and September 29, 2001, respectively. Year to date shipping and handling costs approximated $15.1 million in 2002 and $16.7 million in 2001.

  Selling and Advertising Costs

        The cost of selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $6.8 million and $7.0 million of selling and advertising costs, during the three months ended September 28, 2002 and September 29, 2001, respectively. Year to date selling and advertising costs approximated $22.9 million in 2002 and $22.2 million in 2001.

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

        The Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, devalued significantly against the U.S. dollar during 2002 due primarily to the economic uncertainty within this region. As a result of the Argentine peso devaluation, the Company has recognized a foreign currency loss of approximately $2.5 million during the nine months ended September 28, 2002, net of minority interest adjustments, related to its Argentina majority-owned subsidiary.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive (loss) approximated $(32.3) million and $(4.4) million for the three months ended September 28, 2002 and September 29, 2001, respectively. Year to date comprehensive (loss) approximated $(57.2) million in 2002 and $(46.8) million in 2001.

  Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. During the quarters ended September 28, 2002 and September 29, 2001, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share due to losses incurred during the first nine months of 2002 and 2001. Accordingly, there is no difference in the determination of basic and diluted earnings per share. A reconciliation of the amounts included in the computation of loss per share for the three months and nine months ended September 28, 2002 and September 29, 2001 is presented in the following table (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Basic loss per share:
Loss available to common shareholders	$(22,598)	$(11,548)	$(69,940)	$(43,167)

Average common shares outstanding	32,004	32,004	32,004	32,004
Loss per share available to common shareholders	$(0.71)	$(0.36)	$(2.19)	$(1.35)

Diluted loss per share:
Loss available to common shareholders	$(22,598)	$(11,548)	$(69,940)	$(43,167)

Average common shares outstanding	32,004	32,004	32,004	32,004
Effect of dilutive securities—stock options	—	—	—	—

Average common shares outstanding— assuming dilution	32,004	32,004	32,004	32,004

Loss per share available to common shareholders	$(0.71)	$(0.36)	$(2.19)	$(1.35)

Note 3.    Chapter 11 Proceedings

  Description of Chapter 11 Proceedings and Financial Restructuring

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

        In evaluating the various restructuring options, the Company decided to maintain negotiations with MatlinPatterson Global Opportunities Partners, L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

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

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") (in the form of the Bank Term Sheet as discussed below) to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the Bank Term Sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Lenders and GOF. With the support of these substantial creditors, the Debtors are seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which shall be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of existing Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which shall not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which shall be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company are purchased and that the new investment generates gross proceeds of $50.0 million in cash and results in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the Committee's objection. On August 30, 2002, the Committee filed a motion requesting the South Carolina Bankruptcy Court appoint an examiner pursuant to section 1103(b) of the Bankruptcy Code. On October 8, 2002, the South Carolina Bankruptcy Court appointed Benjamin C. Ackerly, Sr. as the examiner. The examiner must submit his report to the South Carolina Bankruptcy Court no later than December 2, 2002. Refer to Note 18, "Subsequent Events" for a discussion of certain other events that occurred after September 28, 2002.

  Chapter 11 Costs

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including pre-funded legal costs and bank financing fees, between the fourth quarter of 2001 and the third quarter of 2002 have been approximately $17.4 million.

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

        Property, plant and equipment as of September 28, 2002 and December 29, 2001, consist of the following (in thousands):

	September 28, 2002	December 29, 2001
	(Unaudited)
Cost:
Land	$15,585	$15,287
Buildings and land improvements	157,257	154,709
Machinery, equipment and other	817,627	800,384
Construction in progress	6,951	15,132

	997,420	985,512
Less accumulated depreciation	(326,852)	(273,945)

	$670,568	$711,567

        As discussed more fully under Note 6. "Business Restructuring," the Company recorded an impairment charge to property, plant and equipment of approximately $80.8 million during 2001.

  Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs as of September 28, 2002 and December 29, 2001, consist of the following (in thousands):

	September 28, 2002	December 29, 2001
	(Unaudited)
Cost:
Goodwill	$120,306	$124,756
Proprietary technology	29,325	29,325
Loan acquisition costs and other	47,832	42,918

	197,463	196,999
Less accumulated amortization	(63,721)	(61,004)

	$133,742	$135,995

        As discussed more fully under Note 6. "Business Restructuring," the Company recorded an impairment charge to goodwill and contract intangibles of approximately $100.4 million during 2001.

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 142 did not have a material effect on the Company's consolidated financial position. Amortization expense for the three months and nine months ended September 28, 2002 and September 29, 2001 is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Amortization of:
Goodwill	$—	$1,493	$—	$4,375
Intangibles with finite lives	769	1,061	2,319	3,112

Amortization included in selling, general and administrative expense	769	2,554	2,319	7,487
Loan acquisition costs included in interest expense, net	2,043	1,450	5,542	3,585

Total amortization expense	$2,812	$4,004	$7,861	$11,072

Note 5.    Accrued Liabilities

        Accrued liabilities as of September 28, 2002 and December 29, 2001, consist of the following:

	September 28, 2002	December 29, 2001
	(Unaudited)
Not Subject to Compromise:
Interest payable	$3,557	$24,454
Salaries, wages and other fringe benefits	13,661	11,573
Other	25,575	24,240

	$42,793	$60,267

        Accrued interest at December 29, 2001 included interest of approximately $23.5 million on the Senior Subordinated Notes. Accrued interest at September 28, 2002 of $42.2 million on the Senior Subordinated Notes is classified as "Subject to Compromise" in the consolidated balance sheet. See Note 7. "Liabilities Subject to Compromise."

Note 6.    Business Restructuring

        The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter half of 2001, particularly in the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions. The restructuring program continued through the third quarter of 2002, thus the Company recorded a pre-tax charge of $0.4 million in the third quarter of 2002 and $0.9 million during the nine months ended September 28, 2002 consisting predominantly of personnel related costs that have been classified as "Plant realignment costs" in the consolidated statement of operations. A summary of the plant realignment liability is presented in the following table (in thousands):

Plant realignment liability as of December 29, 2001	$6,242
2002 plant realignment charge:
First Quarter	176
Second Quarter	381
Third Quarter	356
2002 cash payments and adjustments:
First Quarter	(1,425)
Second Quarter	(1,164)
Third Quarter	(1,562)

Plant realignment liability as of September 28, 2002	$3,004

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

Note 7.    Liabilities Subject to Compromise

        In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under the Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to the approved Plan and accordingly are not presently determinable. Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. Accordingly, no interest has been accrued on the Company's Senior Subordinated Notes after the Petition Date. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of September 28, 2002 are identified below (in thousands):

9% Senior Subordinated Notes, net of unamortized debt discount	$390,982
8 3/4% Senior Subordinated Notes	196,500
Interest accrued on senior subordinated notes	42,186
Accounts payable	14,183
Accrued expenses and other	9,054

Total liabilities subject to compromise	$652,905

Note 8.    Debt

        Short-term borrowings, which are not subject to compromise, amounted to approximately $10.1 million and $12.4 million at September 28, 2002 and December 29, 2001, respectively. These amounts are composed of U.S. loans and local borrowings, principally by international subsidiaries. Debt, excluding short-term borrowings, as of September 28, 2002 and December 29, 2001, consists of the following (in thousands):

	September 28, 2002	December 29, 2001
	(Unaudited)
Subject to Compromise:
Senior subordinated notes, net of unamortized debt discount of $4,018 at September 28, 2002 and $4,232 at December 29, 2001, due July 2007	$390,982	$390,768
Senior subordinated notes, due March 2008	196,500	196,500
Not Subject to Compromise:
Revolving Credit Facility, due June 2003	216,379	216,325
Term loans, including current portion, due December 2005 and 2006	268,060	268,060
Other	11,432	15,166

	$1,083,353	$1,086,819

        DIP Facility—On May 13, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $125 million in debtor-in-possession financing with JPMorgan Chase Bank as administrative agent which was approved by the Bankruptcy Court on May 29, 2002. Under such terms, the Company, as borrower, may make revolving credit borrowings in an amount not exceeding the lesser of $125 million or the Borrowing Base (as defined in the DIP Facility). The DIP Facility will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) the maturity date (i.e. May 30, 2003), (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Facility and the termination of the total commitment under the DIP Facility. The interest rate applicable to borrowings under the DIP Facility and financial covenants are customary for financings of this type. Borrowings under the DIP Facility are guaranteed by each of the Company's direct and indirect domestic subsidiaries. There have been no borrowings under the DIP Facility to date.

        Prepetition Credit Facility—The Company's Credit Facility (as amended through and including Amendment No. 6 as defined below, the "Prepetition Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Prepetition Credit Facility may be used for letters of credit of which approximately $13.9 million was outstanding on September 28, 2002. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Prepetition Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings. All indebtedness under the Prepetition Credit Facility is guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Prepetition Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Prepetition Credit Facility are generally equal to a percentage of the daily-unused amount of such commitment. The Prepetition Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Prepetition Credit Facility terminates in June 2003. The term loan portion terminates in December 2005 and December 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

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

        Under the terms of the Forbearance Agreement, as discussed below, with the Senior Secured Lenders, the Company is prevented from making any additional borrowings under the Prepetition Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Prepetition Credit Facility are required to be made under the base rate option. The following table provides detail on the revolving credit and term loan components of the Company's Prepetition Credit Facility at September 28, 2002 and December 29, 2001 (in thousands):

	September 28, 2002	December 29, 2001
Revolving Credit (Excluding Letters of Credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$210,000
Revolving Credit B (Canadian borrowings)(1)	6,379	6,325

Total Revolving Credit	216,379	216,325
Term Loans (all US borrowings):
Term Loan B	121,000	121,000
Term Loan B-1	48,560	48,560
Term Loan C	98,500	98,500

Total Term Loans	268,060	268,060

Total amounts outstanding under Prepetition Credit Facility	$484,439	$484,385

(1)
The change in Revolving Credit B balances at September 28, 2002 over December 29, 2001 results from foreign currency translation rate differences at such dates between the Canadian dollar and U.S. dollar. The Canadian dollar equivalent of the Revolving Credit B borrowings approximates Cdn $10.1 million at September 28, 2002 and December 29, 2001.

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

        Other—The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China. The facility was refinanced during July 2002 and is scheduled to mature during January 2003. At September 28, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at September 28, 2002. At September 28, 2002, Nanhai had cash and cash equivalents on hand of approximately $2.0 million and working capital, excluding current debt of approximately $9.3 million. Including current debt, the Nanhai working capital deficit was $0.1 million at September 28, 2002.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $8.1 million at September 28, 2002 with current maturities of approximately $3.8 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at September 28, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At September 28, 2002, DNS had cash and cash equivalents on hand of approximately $0.2 million and working capital of $5.8 million, excluding current debt. Including current debt, DNS working capital was approximately $2.0 million at September 28, 2002.

        Recent Developments—As of December 29, 2001 the Company was in default under the Prepetition Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 and July 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 and September 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes prior to the expiration of the 30-day grace period constituted an event of default under such notes.

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

        On April 4, 2002, the Company entered into Amendment No. 7 to its Prepetition Credit Facility that allowed Bonlam (S.C.) to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code without triggering an event of default under the Prepetition Credit Facility. On April 23, 2002, Bonlam (S.C.) filed a voluntary petition as part of the agreement previously reached to dismiss the Involuntary Petition filed against the Company on March 25, 2002. Refer to Note 3. "Chapter 11 Proceedings" for a complete description of the events surrounding the Company's Chapter 11 Filing on May 11, 2002. Also, refer to Note 18. "Subsequent Events" for further discussion of the Company's financial restructuring.

Note 9.    Selected Financial Data of Guarantors

        Payment of the Company's senior subordinated notes is guaranteed jointly and severally on a senior subordinated basis by certain of the Company's direct and indirect wholly owned subsidiaries. Management has determined that separate complete financial statements of the guarantors are not material to users of the financial statements. The following sets forth selected financial data of the guarantor and non-guarantor subsidiaries (in thousands):

Condensed Consolidating Selected Balance Sheet Financial Data
As of September 28, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$90,967	$133,118	$(457,241)	$(2,391)	$(235,547)
Total assets	2,568,110	683,700	1,127,406	(3,178,207)	1,201,009
Total debt	1,509	26,424	1,065,542	—	1,093,475
Shareholders' equity (deficit)	1,297,400	320,980	(106,039)	(1,618,380)	(106,039)

Condensed Consolidating Selected Balance Sheet Financial Data
As of December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital (deficit)	$73,588	$113,548	$(1,107,400)	$47,928	$(872,336)
Total assets	2,065,267	646,405	1,090,204	(2,569,662)	1,232,214
Total debt	1,558	30,018	1,067,654	—	1,099,230
Shareholders' equity (deficit)	896,276	298,673	(48,862)	(1,194,949)	(48,862)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Nine Months Ended September 28, 2002

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$300,814	$304,471	$—	$(29,276)	$576,009
Operating income (loss)	(17,103)	34,600	(4,777)	44	12,764
Interest expense, income taxes and other, net	(22,568)	29,918	65,163	10,191	82,704
Net income (loss)	5,465	4,682	(69,940)	(10,147)	(69,940)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Nine Months Ended September 29, 2001

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$340,564	$300,034	$—	$(22,574)	$618,024
Operating income (loss)	(14,085)	33,269	245	243	19,672
Interest expense, income taxes and other, net	(24,247)	28,940	43,412	14,734	62,839
Net income (loss)	10,162	4,329	(43,167)	(14,491)	(43,167)

Note 10.    Segment and Geographic Information

        The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Sales to The Procter & Gamble Company account for more than 10% of the Company's sales and are reported primarily in the Consumer segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs and assets attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method. As previously discussed in Note 3. "Chapter 11 Proceedings," and Note 6. "Business Restructuring," the Company recorded unusual items during the first nine months of fiscal 2002 consisting of plant realignment and special charges. These charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. Financial data by segments follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales to unaffiliated customers:
Consumer	$100,537	$116,238	$316,016	$347,768
Industrial and Specialty	83,511	86,143	259,993	270,256

	$184,048	$202,381	$576,009	$618,024

Operating income (loss):
Consumer	$3,545	$8,133	$20,157	$20,579
Industrial and Specialty	1,949	2,680	(2,846)	753

	5,494	10,813	17,311	21,332
Special charges	—	—	(3,634)	—
Plant realignment costs	(356)	—	(913)	(1,660)

	$5,138	$10,813	$12,764	$19,672

	September 28, 2002	December 29, 2001
Identifiable assets:
Consumer	$607,415	$634,642
Industrial and Specialty	499,720	482,994
Corporate(1)	93,874	114,578

	$1,201,009	$1,232,214

(1)
Consists primarily of cash and equivalents, short-term investments, loan acquisition costs and other corporate related assets.

Geographic data for the Company's operations are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales to unaffiliated customers:
United States	$82,287	$103,096	$271,538	$317,990
Canada	24,122	25,338	73,555	75,504
Europe	45,344	45,255	136,784	137,699
Asia	5,848	4,992	18,635	15,689
Latin America	26,447	23,700	75,497	71,142

	$184,048	$202,381	$576,009	$618,024

Operating income:
United States	$(5,675)	$(1,557)	$(17,158)	$(11,932)
Canada	1,077	2,980	4,274	8,104
Europe	4,515	5,292	12,669	11,054
Asia	810	430	3,182	2,088
Latin America	4,767	3,668	14,344	12,018

	5,494	10,813	17,311	21,332
Special charges	356	—	3,634	1,660
Plant realignment costs	—	—	913	—

	$5,138	$10,813	$12,764	$19,672

Depreciation and amortization expense included in operating income:
United States	$10,029	$12,770	$29,556	$38,293
Canada	1,355	1,577	4,055	4,744
Europe	2,036	2,448	6,653	7,943
Asia	908	880	2,661	2,632
Latin America	1,587	2,027	4,761	6,060

	$15,915	$19,702	$47,686	$59,672

	September 28, 2002	December 29, 2001
Identifiable assets:
United States	$626,427	$728,688
Canada	168,355	138,809
Europe	227,148	188,960
Asia	49,089	41,427
Latin America	129,990	134,330

	$1,201,009	$1,232,214

Note 11.    Foreign Currency and Other

        Foreign currency and other for the three months and nine months ended September 28, 2002 and September 29, 2001 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Foreign currency and other:
Foreign currency losses	$580	$818	$7,021	$2,448
Minority interest and other, net	1,453	453	2,986	886
Write-down of investment in joint venture	4,400	—	4,400	—

	$6,433	$1,271	$14,407	$3,334

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). Over the course of 2001, the Company funded approximately $4.4 million, which represented its pro-rata share, of the construction costs of the Saudi Line. The Company was not permitted to acquire more than a 45% interest in the Saudi Line pursuant to Amendment No. 6. Prior to the third quarter of 2002, the Company's equity stake in the Saudi Line was under review pending finalization of the Investment Approval Application between and the Company and its partner which was required to be submitted for approval to the Saudi Arabian government. However, during the third quarter of 2002, it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line and accordingly, the Company recorded a $4.4 million charge to earnings for the write-down of its investment in the Saudi Line during the three months ended September 28, 2002. The Company is exploring its legal and other options and intends to aggressively pursue recovering its investment in the Saudi Line.

Note 12.    Stock Option Plans

        The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost been determined under the provisions of FAS 123 rather than APB 25, the Company's net (loss) would have increased by approximately $0.9 million or $0.03 per diluted share during the nine months ended September 28, 2002. At September 28, 2002, 994,813 shares were exercisable and

966,696 shares were available for future grant. The following table summarizes transactions of the Company's stock option plans for the nine-month period ended September 28, 2002:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—December 29, 2001	2,120,576	$2.09
Granted	—	—
Exercised	—	—
Forfeited	87,272	1.89
Expired/canceled	—	—

Unexercised options outstanding—September 28, 2002	2,033,304	2.10

Note 13.    Purchase Option and Subsidiary Matters

        During the third quarter of 2002, the Company's 40% minority shareholder in DNS exercised an option under the Purchase and Option Agreement dated July 1, 2000 whereby the Company or the minority shareholder could elect to sell their respective ownership share of DNS to the other party. The completion of the purchase of shares under the option is subject to approval of the Company's lenders, which has not been obtained. In addition, the Company and the minority shareholder have not agreed to an acquisition price for such additional investment. The Company has not received any approval from the U.S. Bankruptcy Court to engage in such transaction.

        The Company acquired an 80% majority ownership position in Vateks Teksil Sanayi ve Ticaret AS ("Vateks") during fiscal 1999. The acquisition agreement contained a purchase price adjustment based upon the achievement of certain operating targets within an agreed-upon period after the acquisition date. Vateks did not achieve the operating targets and thus the Company sought to recover the short fall as calculated pursuant to the provisions of the acquisition agreement. The Company and former shareholder did not agree on such amount and therefore, the settlement proceeded to arbitration. The independent arbitrator concurred that the Company was entitled to receive an adjustment of the purchase price pursuant to the agreement. Accordingly, the Company and former shareholder agreed to a settlement of approximately $1.8 million payable in installments between fiscal 2002 and 2004. The Company has received approximately $0.6 million to date during fiscal 2002 representing the first settlement installment. Such amount has been accounted for as an adjustment to the purchase price of Vateks pursuant to the provisions of APB No. 16.

Note 14.    Related Party Transactions

        The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder at an annual rate of approximately $0.2 million. Shared expenses, primarily allocated and occupancy support costs, are charged to the Company and approximated $0.5 million during the nine months ended September 28, 2002. In addition, the Company leases a manufacturing facility from an affiliated entity that the Company believes is comparable to similar properties in the area. Rent expense relating to this lease approximated $0.2 million during the nine months ended September 28, 2002.

Note 15.    Certain Matters

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At September 28, 2002, the amounts due from Galey for the first nine months of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.4 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at September 28, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

        On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson ("J&J"). The primary issue in the arbitration is the Company's assertion that J&J breached a supply agreement when: (i) J&J and its affiliates in the U.S., Canada and Europe failed both to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales; and (ii) J&J failed to encourage its affiliates in other parts of the world to buy the Company's products. The arbitration is currently pending in the State of New York.

Note 16.    New Accounting Standards

        On April 30, 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of this standard on its financial statements.

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

Note 17.    Investment in Partially-Owned Equity Affiliate

        As part of the acquisition of Dominion and through its wholly-owned subsidiary, DTA, the Company acquired a 50% equity interest in a Canadian-based manufacturer of home furnishing products. The Company's equity ownership of this entity is a 50% shared investment with Galey pursuant to the MSA; therefore, the Company's effective ownership approximates 25%. Thus the results of this entity are not consolidated with those of the Company. At September 28, 2002, the Company's investment in this entity approximated $0.2 million. The Company received no dividends from this entity during the nine months ended September 28, 2002 nor has the Company guaranteed any of this entity's obligations. Summarized unaudited financial information of this entity is presented below (in thousands):

As of September 28, 2002
Current assets	$2,794
Property, plant and equipment, net	2,081
Current liabilities	2,403
Shareholders' equity	2,472
Nine Months Ended September 28, 2002
Net sales	$12,908
Gross profit	835
Net (loss)	(159)

Note 18.    Subsequent Event

        GOF, the Committee and the individual members of the Committee (the "Plan Parties") have agreed to support a modified plan of reorganization (the "Modified Plan").

        The Modified Plan generally proposes that (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Existing Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment shall be exclusive of the proceeds (the "Chicopee Sale Proceeds") of a contemplated sale of the South Brunswick facility owned by Chicopee, Inc., (ii) 100% of the Chicopee Sale Proceeds, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than the Critical Vendor Claims and the Intercompany Claims) (together constituting the "Class 4 Claims") shall have the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each Holder who is a Qualified Institutional Buyer (as defined in the Plan and the 1933 Securities Act), its Pro Rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims will not be impaired, (vi) each Holder of an Allowed Class 4 Claim that elects to receive Class A Common Stock will be given the option to take part in the New Investment by checking the appropriate box on the New Investment Election Form to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million shall be made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF will issue, or cause to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the Postpetition Agent under the Restructured Facilities pursuant to the Bank Term Sheet, for which GOF will be entitled to 10% senior subordinated notes due 2006 (the "New Senior Subordinated Notes")

equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) Holders of the Company's Old Common Stock ("Old Polymer Common Stock") will receive 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders will also receive pro rata shares of the Series A and Series B Warrants (as discussed below).

        Under the Modified Plan, all common stock of the reorganized Company (the "New Polymer Common Stock") will be the same class (the "Class A Common Stock"), with the exception of (i) separate classes (the "Class D Common Stock" and "Class E Common Stock") to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as "Class B Common Stock" to be issued to the Holders of Old Polymer Common Stock, and (iii) a small percentage (the "Class C Common Stock") that will be issued to Class 4 Holders, who may contribute such stock to the SPE. The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the SPE Notes or (ii) $1.0 million per annum. The Modified Plan intends that the Class A Common Stock (including the stock to be issuable upon conversion of the Convertible Notes or conversion of any other shares of New Polymer Common Stock), the Class C Common Stock, if any, and the Convertible Notes shall be freely tradable either by law or by registration. Shares of New Polymer Common Stock (other than Class A Common Stock) shall be convertible into shares of Class A Common Stock on a one-for-one basis.

        The Holders of Old Polymer Common Stock will receive two series of warrants, the Series A Warrants and Series B Warrants, which shall have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) anti-dilution protection for sales of securities by the reorganized Company ("New Polymer") at a price below the fair market value of such securities if offered to all New Polymer Common Stock Holders and (iii) anti-dilution protection for sales of securities by New Polymer at a discount that exceeds 25% of the fair market value of such securities and which will not terminate upon a transaction with GOF or an affiliate of GOF. Except as set forth in the preceding sentence, the Series A and Series B Warrants shall not have anti-dilution provisions. In addition, the cash dividend payment by New Polymer described above in connection with the Class C Common Stock shall be excluded from the calculation of cumulative distributions for all purposes relating to the Series A Warrants, the Series B Warrants, the Class D Common Stock and the Class E Common Stock. The New Polymer Common Stock received by the Holders of Class 4 Claims and the Holders of Old Polymer Common Stock and which will be issued upon conversion of the Convertible Notes is subject to dilution upon the exercise of the Series A Warrants and Series B Warrants.

        The Modified Plan also provides that, on the Effective Date, in consideration of GOF acting as Standby Purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the Plan Parties, New Polymer shall pay GOF a Standby Purchaser fee of $2.0 million and an arrangement and plan facilitation fee of $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. In particular, this discussion should be read in conjunction with Note 3. "Chapter 11 Proceedings" and Note 18. "Subsequent Event" in Part 1, which describes the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the related financial restructuring.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales by product category:
Consumer	54.6%	57.4%	54.9%	56.3%
Industrial and Specialty	45.4	42.6	45.1	43.7

	100.0	100.0	100.0	100.0
Cost of goods sold:
Material	44.8	43.1	44.5	43.9
Labor	9.0	8.3	8.8	8.6
Overhead	29.8	30.3	30.1	30.6

	83.6	81.7	83.4	83.1

Gross profit	16.4	18.3	16.6	16.9
Selling, general and administrative expenses	13.4	13.0	13.6	13.4
Special charges	—	—	0.6	—
Plant realignment costs	0.2	—	0.2	0.3

Operating income	2.8	5.3	2.2	3.2
Other expense:
Interest expense, net	7.3	12.6	9.9	12.3
Foreign currency and other	3.5	0.6	2.5	0.6

	10.8	13.2	12.4	12.9

Loss before Chapter 11 reorganization expenses and income tax expense (benefit)	(8.0)	(7.9)	(10.2)	(9.7)
Chapter 11 reorganization expenses	3.3	—	1.2	—

Loss before income tax expense (benefit)	(11.3)	(7.9)	(11.4)	(9.7)
Income tax expense (benefit)	0.9	(2.2)	0.7	(2.7)

Net loss	(12.2)%	(5.7)%	(12.1)%	(7.0)%

Comparison of Three Months Ended September 28, 2002 and September 29, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for the three months ended September 28, 2002 and the corresponding decrease over the comparable period in the prior year:

	Three Months Ended
	September 28, 2002	September 29, 2001	Decrease	% Decrease
	(Dollars in thousands)
Net sales:
Consumer	$100,537	$116,238	$(15,701)	(13.5)%
Industrial and Specialty	83,511	86,143	(2,632)	(3.1)

	$184,048	$202,381	$(18,333)	(9.1)%

Operating income (loss):
Consumer	$3,545	$8,133	$(4,588)	(56.4)%
Industrial and Specialty	1,949	2,680	(731)	(27.3)

	5,494	10,813	(5,319)	(49.2)
Plant realignment costs	(356)	—	(356)	—
Special charges	—	—	—	—

Operating income	$5,138	$10,813	$(5,675)	(52.5)%

Net Sales

        A reconciliation of the change in net sales between third quarter 2001 and third quarter 2002 is presented in the following table (in thousands):

Net sales	$202,381
Change in sales due to:
Volume	(15,385)
Price/mix	385
Foreign currency	(3,333)

Net sales	$184,048

        Consolidated net sales were $184.0 million for the third quarter of 2002, a decrease of $(18.3) million or (9.1)% over the third quarter 2001 sales of $202.4 million. The decrease in net sales was due primarily to lower sales volume and unfavorable foreign currencies versus the U.S. dollar. Sales volume decreased by $15.4 million and foreign currency had a negative impact on net sales of $3.3 million. On a consolidated basis, price / mix was approximately $0.4 million higher in the third quarter of 2002 versus the same period in 2001.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during the third quarter of fiscal 2002 as the Company's world-wide business continues to be unfavorably impacted by the financial restructuring efforts of the Chapter 11 process, including lost sales from existing customers. In addition, certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in the third quarter of 2002. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets and lower sales volume within the European hygiene markets, offset volume gains in Latin America. The increase in net sales attributable to favorable pricing quarter over quarter resulted primarily from higher selling prices in Argentina of $5.8 million offset by lower selling prices in the U.S. and Europe of approximately $5.4 million. Additionally, Industrial and Specialty segment sales volume was lower quarter over quarter within the Oriented Polymers Canadian businesses.

        Foreign currencies, predominantly in Argentina, were weaker against the U.S. dollar during the third quarter of 2002 compared to the third quarter of 2001. Further discussion of the effect of the devaluation of the Argentine peso on the Company's results of operations is contained in the Investing and Financing Activities portion of "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

Operating Income

        A reconciliation of the change in operating income between third quarter 2001 and third quarter 2002 is presented in the following table (in thousands):

	Including Unusual Items	Excluding Unusual Items
Operating income	$10,813	$10,813
Unusual items—plant realignment and special charges	(356)	—
Volume	(6,358)	(6,358)
Cost savings and other initiatives related to plant realignment and business restructuring	8,284	8,284
Lower depreciation and amortization expense	3,785	3,785
Price / mix	385	385
Foreign currency	(1,675)	(1,675)
Higher administrative costs associated with historic Dominion entities	(432)	(432)
All other	(9,308)	(9,308)

Operating income	$5,138	$5,494

        Consolidated operating income was $5.1 million for the third quarter of 2002. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income was approximately $5.5 million for the third quarter of 2002, a decrease of $(5.3) million or (49.2)%, over operating income before unusual items of $10.8 million for the third quarter of 2001. The decrease in operating income before unusual items was due to volume declines of $6.4 million predominantly within the Nonwovens U.S. hygiene, industrial and medical markets and European hygiene markets, weaker foreign currencies versus the U.S. dollar of $1.7 million and other items consisting of higher raw material and manufacturing cost of $9.3 million within the Nonwovens and Oriented Polymers business offset by cost savings and other initiatives related to plant realignment and business restructuring of $8.3 million, lower depreciation and amortization charges of $3.8 million and higher net selling prices of $0.4 million. In addition, administrative costs associated with historic Dominion entities were approximately $0.4 million higher in the third quarter of 2002 as compared to the same period in 2001. Refer to Note 15. "Certain Matters" for a discussion of the MSA between the Company and Galey. Such costs are quantified as a component in the Industrial and Specialty segment.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 6. "Business Restructuring," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued into the third quarter of 2002. Accordingly, the cash component of the restructuring during the third quarter of 2002 has included workforce reductions and plant realignment predominantly in certain of the Oriented Polymers U.S. Industrial and Specialty business. Manufacturing and operating cost savings were realized within each business segment in the third quarter of 2002 as a result of the restructuring initiatives. However, volume declines and higher operating cost predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Argentina, offset the cost savings achieved in the third quarter of 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings in the third quarter of 2002 versus the comparable prior year period due predominantly to lower sales volume and higher raw material and manufacturing costs.

        The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower in the third quarter of 2002 versus the same period in 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

Plant Realignment

        The Company recorded a pre-tax charge of $0.4 million during the three months ended September 28, 2002 related to the continuation of the plant realignment and business restructuring program. The total charge in the third quarter consisted primarily of personnel costs within the Company's Oriented Polymers business.

        The restructuring related charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $(12.1) million from $25.6 million in the third quarter of 2001 to $13.5 million in the third quarter of 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased, however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by 50 basis points at each date. Additionally, the Company's effective borrowing rate for 2002 increased by an additional 200 basis points as a result of the default under the Prepetition Credit Facility.

        Foreign currency and other losses increased $5.2 million, from $1.3 million in the third quarter of 2001 to $6.4 million in the third quarter of 2002 due primarily to the write-down of the Company's investment in the Saudi Line as discussed more fully in Note 11. "Foreign Currency and Other."

Chapter 11 Reorganization Expenses

        The Company incurred Chapter 11 reorganization expenses of $6.1 million during the third quarter of 2002. Such costs, consisting of professional and other related services and compensation costs related the Company's key employee retention program pursuant to Chapter 11, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Special charges" in the Consolidated Statement of Operations.

Income Taxes

        The Company incurred a pre-tax loss of $20.9 million during the three months ended September 28, 2002 that produced a potential U.S. tax benefit of $5.9 million. However, due to the uncertainty of the Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $5.9 million was recorded during the three months ended September 28, 2002. Additionally, the Company recognized income tax expense of $1.7 million in the third quarter of 2002 relating to income generated within its international operations. During the three months ended September 29, 2001, the Company recorded an income tax benefit of $4.5 million, representing an effective benefit rate of approximately 28%. The effective benefit rate differed from the statutory rate during the third quarter of 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

Net Loss

        Net loss increased $11.1 million from a loss of $(11.5) million, or $(0.36) per diluted share, in the third quarter of 2001 to a loss of $(22.6) million, or $(0.71) per diluted share, in the third quarter of 2002 as a result of the above mentioned factors.

Comparison of Nine Months Ended September 28, 2002 and September 29, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by segment for the nine months ended September 28, 2002 and the corresponding increase/(decrease) over the comparable period in the prior year:

	Nine Months Ended
	September 28, 2002	September 29, 2001	Increase/ (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Net sales:
Consumer	$316,016	$347,768	$(31,752)	(9.1)%
Industrial and Specialty	259,993	270,256	(10,263)	(3.8)

	$576,009	$618,024	$(42,015)	(6.8)%

Operating income (loss):
Consumer	$20,157	$20,579	$(422)	(2.1)%
Industrial and Specialty	(2,846)	753	(3,599)	(478.0)

	17,311	21,332	(4,021)	(18.8)
Plant realignment costs	(913)	(1,660)	747	(45.1)
Special charges	(3,634)	—	(3,634)	—

Operating income	$12,764	$19,672	$(6,908)	(35.1)%

Net Sales

        A reconciliation of the change in net sales between the nine months ended September 29, 2001 and the nine months ended September 28, 2002 is presented in the following table (in thousands):

Net sales	$618,024
Change in sales due to:
Volume	(21,940)
Price/mix	(5,421)
Foreign currency	(14,654)

Net sales	$576,009

        Consolidated net sales were approximately $576.0 million for the nine months ended September 28, 2002, a decrease of $(42.0) million or (6.8)% over sales of $618.0 million during the same period in 2001. The decrease in net sales was due to a decrease in sales volume, weak foreign currencies versus the U.S. dollar and pricing pressure and product mix issues. Sales volume decreased by $21.9 million and foreign currency had a negative impact on net sales of $14.7 million. Pricing pressure and product mix issues, predominantly in the U.S., negatively affected net sales by approximately $5.4 million during the nine months ended September 28, 2002 versus the same period in 2001.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during the third quarter of fiscal 2002 as the Company's world-wide business continues to be unfavorably impacted by the financial restructuring efforts of the Chapter 11 process, including lost sales from existing customers. In addition, certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in 2002. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets, offset consolidated volume gains in Europe, Latin America and Asia. The decrease in net sales due to lower selling prices and product mix issues resulted from continued pricing pressure within the Consumer markets. Additionally, Industrial and Specialty segment sales volume increases were achieved on a year to date basis within the Oriented Polymers agriculture and specialty and coating fabric markets, but were offset by lower volumes and selling prices in other industrial sectors.

        Foreign currencies, predominantly in Europe, Canada and Argentina, were weaker against the U.S. dollar during the first nine months of 2002 compared to the comparable period in 2001. Further discussion of the effect of the devaluation of the Argentine peso on the Company's results of operations is contained in the Investing and Financing Activities portion of "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

  Operating Income

        A reconciliation of the change in operating income between the nine months ended September 29, 2001 and the nine months ended September 28, 2002 is presented in the following table (in thousands):

	Including Unusual Items	Excluding Unusual Items
Operating income	$19,672	$21,332
Unusual items-plant realignment and special charges	(2,887)	—
Volume	(10,559)	(10,559)
Cost savings and other initiatives related to plant realignment and business restructuring	23,414	23,414
Lower depreciation and amortization expense	11,985	11,985
Price / mix	(5,421)	(5,421)
Foreign currency	(5,097)	(5,097)
Higher administrative costs associated with historic Dominion entities	(1,274)	(1,274)
All other	(17,069)	(17,069)

Operating income	$12,764	$17,311

        Consolidated operating income was $12.8 million for the nine months ended September 28, 2002. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income was approximately $17.3 million, a decrease of $(4.0) million or (18.8)%, over operating income before unusual items of $21.3 million for the comparable period in 2001. The decrease in operating income before unusual items was due to volume declines of $10.6 million predominantly within the Nonwovens U.S. hygiene, industrial and medical markets, unfavorable foreign currencies versus the U.S. dollar of $5.1 million, other items consisting of higher raw material and manufacturing cost of $17.1 million within the Nonwovens and Oriented Polymers business and lower price / mix of $5.4 million offset by cost savings and other initiatives related to plant realignment and business restructuring of $23.4 million and lower depreciation and amortization charges of approximately $12.0 million. In addition, administrative costs associated with historic Dominion entities were approximately $1.3 million higher in 2002 as compared to the same period in 2001. Refer to Note 15. "Certain Matters" for a discussion of the MSA between the Company and Galey. Such costs are quantified as a component in the Industrial and Specialty segment.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 6. "Business Restructuring," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued through the third quarter of 2002. Accordingly, the cash component of the restructuring has included workforce reductions and plant realignment in the Consumer and Industrial and Specialty businesses, predominantly in the U.S. and Europe. Manufacturing and operating cost savings were realized within each business segment in the third quarter of 2002 as a result of these initiatives. However, lower selling prices and volume declines predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Europe, Canada and Argentina, offset the cost savings achieved during 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings during the first nine months 2002 versus the comparable prior year period.

        The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower during the nine months ended September 28, 2002 versus the comparable period in 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

Plant Realignment and Special Charges

        The Company recorded a pre-tax charge of $0.9 million during the nine months ended September 28, 2002 related to the continuation of the plant realignment and business restructuring program. The total charge during 2002 consisted primarily of personnel costs.

        As part of the Company's financial restructuring, approximately $3.6 million of expenses were incurred during the nine months ended September 28, 2002 related to professional and other related services provided in connection with the Company's restructuring efforts.

        The restructuring related charges have not been allocated to the Company's reportable business segments because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $19.1 million from $76.3 million for the nine months ended September 29, 2001 to $57.2 million during the comparable period in 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased, however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by 50 basis points at each date. Additionally, the Company's effective borrowing rate for 2002 increased by an additional 200 basis points as a result of the default under the Prepetition Credit Facility.

        Foreign currency and other losses increased $11.1 million, from $3.3 million for the nine months ended September 29, 2001 to approximately $14.4 million during the comparable 2002 period as a result of the Argentine peso devaluation, related to the remeasurement of U.S. dollar denominated debt at its Argentine majority-owned subsidiary and foreign currency remeasurement losses and other charges in Europe, Canada and Asia. In addition, the Company incurred a charge to earnings of $4.4 million during the third quarter of 2002 for the write down of its investment in the Saudi Line as discussed more fully in Note 11. "Foreign Currency and Other."

Chapter 11 Reorganization Expenses

        The Company incurred Chapter 11 reorganization expenses of $7.0 million during the nine months ended September 28, 2002. Such costs, consisting of professional and other related services and compensation costs related to the Company's key employee retention program pursuant to Chapter 11, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Special charges" in the Consolidated Statement of Operations.

Income Taxes

        The Company incurred a pre-tax loss of $(65.9) million during the nine months ended September 28, 2002 that produced a potential U.S. tax benefit of $18.4 million. However, due to the uncertainty of the Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $18.4 million has been recorded during the nine months ended September 28, 2002. Additionally, the Company recognized income tax expense of $4.1 million during the first nine months of 2002 relating to income generated within its international operations. During the nine months ended September 29, 2001, the Company recorded an income tax benefit of $16.8 million, representing an effective benefit rate of approximately 28%. The effective benefit rate differed from the statutory rate during the third quarter of 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

Net Loss

        Net loss increased $26.8 million from a loss of $(43.2) million, or $(1.35) per diluted share, for the nine months ended September 29, 2001 to a loss of $(69.9) million, or $(2.2) per diluted share, for the comparable period in 2002 as a result of the above mentioned factors.

Liquidity and Capital Resources

	September 28, 2002	December 29, 2001
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$70,568	$46,453
Working capital (deficit), excluding liabilities subject to compromise	(235,547)	(872,336)
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	253,547	204,681
Total assets	1,201,009	1,232,214
Total debt	1,093,475	1,099,230
Shareholders' (deficit)	(106,039)	(48,862)
	Nine Months Ended
	September 28, 2002	September 29, 2001
	(In Thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$36,234	$(3,439)
Net cash (used in) investing activities	(1,196)	(16,613)
Net cash (used in) provided by financing activities	(14,077)	22,721

Operating Activities

        The Company generated cash from operations of $36.2 million during the nine months ended September 28, 2002, an approximate $39.7 million increase from cash used in operations of $(3.4) million during the same period in 2001. Cash used for operations was negatively impacted during the first nine months of 2002 and 2001 by continuing operating losses; however, as discussed more fully below, due to the Company's Senior Secured Lenders exercising their right to block interest payments to holders of the Company's 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes, respectively, cash payments for interest were approximately $52.8 million lower in the first nine months of 2002 versus 2001.

        The Company had a working capital (deficit) of approximately $(235.5) million at September 28, 2002 due primarily to the reclassification of all amounts outstanding under the Company's Credit Facility to a current liability Not Subject to Compromise. Excluding the current portion of indebtedness, working capital was $253.5 million at September 28, 2002, compared to working capital, excluding current potion of indebtedness, at December 29, 2001 of $204.7 million. Accounts receivable on September 28, 2002 was $121.3 million as compared to $125.6 million on December 29, 2001, a decrease of $4.3 million or approximately 3.4%. Accounts receivable represented approximately 57 days of sales outstanding at September 28, 2002 as compared to 56 days outstanding on December 29, 2001, an increase of approximately 1.8%. Inventories at September 28, 2002 were approximately $106.3 million, a decrease of $9.7 million over inventories at December 29, 2001 of $116.0 million due primarily to a $7.1 million decrease in consolidated raw materials, a $1.9 million decrease in consolidated work in process, and a $0.7 million decrease in consolidated finished goods. The Company had approximately 60 days of inventory on hand at September 28, 2002 and December 29, 2001. Accounts payable, including payables subject to compromise, at September 28, 2002 was $46.0 million as compared to $46.4 million on December 29, 2001, a decrease of $0.4 million or approximately 0.8%. Accounts payable represented 26 days of payables outstanding at September 28, 2002 compared to 25 days of payables outstanding on December 29, 2001. As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Capital expenditures for the nine months ended September 28, 2002 totaled $5.9 million, a decrease of $10.7 million from capital spending of $16.6 million in the comparable period of 2001.

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

        In evaluating the various restructuring options, the Company decided to maintain negotiations with MatlinPatterson Global Opportunities Partners, L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

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

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") (in the form of the Bank Term Sheet as discussed below) to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the Bank Term Sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Lenders and GOF. With the support of these substantial creditors, the Debtors are seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which shall be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of existing Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which shall not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which shall be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company are purchased and that the new investment generates gross proceeds of $50.0 million in cash and results in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the Committee's objection. On August 30, 2002, the Committee filed a motion requesting the South Carolina Bankruptcy Court appoint an examiner pursuant to the section 1103(b) of the Bankruptcy Code. On October 8, 2002, the South Carolina Bankruptcy Court appointed Benjamin C. Ackerly, Sr. as the examiner. The examiner must submit his report to the South Carolina Bankruptcy Court no later than December 2, 2002.

        GOF and the Committee and the individual members of the Committee (the "Plan Parties") have agreed to support a modified plan of reorganization (the "Modified Plan").

        The Modified Plan generally proposes that (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Existing Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment shall be exclusive of the proceeds (the "Chicopee Sale Proceeds") of a contemplated sale of the South Brunswick facility owned by Chicopee, Inc., (ii) 100% of the Chicopee Sale Proceeds, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand and (iv) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than the Critical Vendor Claims and the Intercompany Claims) (together constituting the "Class 4 Claims") shall have the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each Holder who is a Qualified Institutional Buyer (as defined in the Plan and the 1933 Securities Act), its Pro Rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims will not be impaired, (vi) each Holder of an Allowed Class 4 Claim that elects to receive Class A Common Stock will be given the option to take part in the New Investment by checking the appropriate box on the New Investment Election Form to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million shall be made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF will issue, or cause to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the Postpetition Agent under the Restructured Facilities pursuant to the Bank Term Sheet, for which GOF will be entitled to 10% senior subordinated notes due 2006 (the "New Senior Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) Holders of the Company's Old Common Stock ("Old Polymer Common Stock") will receive 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders will also receive pro rata shares of the Series A and Series B Warrants (as discussed below).

        Under the Modified Plan, all common stock of the reorganized Company (the "New Polymer Common Stock") will be the same class (the "Class A Common Stock"), with the exception of (i) separate classes (the "Class D Common Stock" and "Class E Common Stock") to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as "Class B Common Stock" to be issued to the Holders of Old Polymer Common Stock, and (iii) a small percentage (the "Class C Common Stock") that will be issued to Class 4 Holders, who may contribute such stock to the SPE. The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the SPE Notes or (ii) $1.0 million per annum. The Modified Plan intends that the Class A Common Stock (including the stock to be issuable upon conversion of the Convertible Notes or conversion of any other shares of New Polymer Common Stock), the Class C Common Stock, if any, and the Convertible Notes shall be freely tradable either by law or by registration. Shares of New Polymer Common Stock (other than Class A Common Stock) shall be convertible into shares of Class A Common Stock on a one-for-one basis.

        The Holders of Old Polymer Common Stock will receive two series of warrants, the Series A Warrants and Series B Warrants, which shall have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) anti-dilution protection for sales of securities by the reorganized Company ("New Polymer") at a price below the fair market value of such securities if offered to all New Polymer Common Stock Holders and (iii) anti-dilution protection for sales of securities by New Polymer at a discount that exceeds 25% of the fair market value of such securities and which will not terminate upon a transaction with GOF or an affiliate of GOF. Except as set forth in the preceding sentence, the Series A and Series B Warrants shall not have anti-dilution provisions. In addition, the cash dividend payment by New Polymer described above in connection with the Class C Common Stock shall be excluded from the calculation of cumulative distributions for all purposes relating to the Series A Warrants, the Series B Warrants, the Class D Common Stock and the Class E Common Stock. The New Polymer Common Stock received by the Holders of Class 4 Claims and the Holders of Old Polymer Common Stock and which will be issued upon conversion of the Convertible Notes is subject to dilution upon the exercise of the Series A Warrants and Series B Warrants.

        The Modified Plan also provides that, on the Effective Date, in consideration of GOF acting as Standby Purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the Plan Parties, New Polymer shall pay GOF a Standby Purchaser fee of $2.0 million and an arrangement and plan facilitation fee of $2.0 million.

  Subsidiary Indebtedness

        In order to support working capital requirements at Vateks, the Company has deposited approximately $6.4 million with a member of its European bank syndicate who in turn has funded an approximate equivalent amount to Vateks.

        Nanhai has a bank facility with a financial institution in China. The facility was refinanced in July 2002 is scheduled to mature during January 2003. At September 28, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet as a current liability within the caption "Short term borrowings" at September 28, 2002. At September 28, 2002, Nanhai had cash and cash equivalents on hand of approximately $2.0 million and working capital, excluding current debt, of approximately $9.3 million. Including current debt, the Nanhai working capital deficit was $0.1 million at September 28, 2002.

        DNS has two bank facilities denominated in U.S. dollars of approximately $8.1 million at September 28, 2002 with current maturities of approximately $3.8 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at September 28, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. As a result, the Company recognized foreign currency losses of approximately $2.5 million for the nine months ended September 28, 2002, net of minority interest adjustments, related to the DNS U.S. dollar debt because of the Argentine peso devaluation. At September 28, 2002, DNS had cash and cash equivalents on hand of approximately $0.2 million and working capital of $5.8 million, excluding current debt. Including current debt, DNS working capital was approximately $2.0 million September 28, 2002.

  Other Matters

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). Over the course of 2001, the Company funded approximately $4.4 million which represented its pro-rata share, of the construction costs of the Saudi Line. The Company was not permitted to acquire more than a 45% interest in the Saudi Line pursuant to Amendment No. 6. Prior to the third quarter of 2002, the Company's equity stake in the Saudi Line was under review pending finalization of the Investment Approval Application between and the Company and its partner which was required to be submitted for approval to the Saudi Arabian government. However, during the third quarter of 2002, it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line and accordingly, the Company recorded a $4.4 million charge to earnings for the write-down of its investment in the Saudi Line during the three months ended September 28, 2002. The Company is exploring its legal and other options and intends to aggressively pursue recovering its investment in the Saudi Line.

        On December 19, 1997, DTA acquired substantially all of the outstanding common and first preferred shares of Dominion, and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the MSA dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At September 28, 2002, the amounts due from Galey for the first nine months of 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.4 million. The Company has fully reserved this balance at September 28, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

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

Foreign Currency

        The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of certain adverse foreign currency exchange rate fluctuations during the third quarter of 2002 and 2001, see "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk."

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

        Impairment of Long-Lived Assets:    For all applicable periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the projected future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The effect of adoption was not material to the Company's results of operations during the third quarter of 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-Term Debt and Interest Rate Market Risk

Variable Rate Debt

        The Credit Facility permited the Company to borrow up to $600.0 million, subject in the case of borrowings under the revolving portion to the satisfaction of certain conditions, a portion of which may be denominated in Dutch guilders and in Canadian dollars. Amendment No. 6 currently limits amounts outstanding under the revolving portion of the Credit Facility (together with outstanding letters of credit) to $260 million. The variable interest rate applicable to borrowings under the Credit Facility is based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Dutch guilders, the applicable interest rate is based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Credit Facility is denominated in Canadian dollars, the applicable interest rate is based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. Under the Forbearance Agreement with the Senior Secured Lenders all borrowings are required to be made at the base rate. At September 28, 2002, the Company had borrowings under the Credit Facility of $484.4 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would impact pretax earnings by $4.8 million. The Company has an interest rate cap agreement which limits the amount of interest expense on $100 million of this debt to a rate of 9%. The Company does not use these products for trading purposes.

Fixed Rate Debt

        The fair market value of the Company's long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at September 28, 2002 was approximately $118.3 million, which was less than its carrying value by approximately $473.2 million. A 100 basis points decrease in the prevailing interest rates at September 28, 2002 would result in an increase in the fair value of fixed rate debt by approximately $2.6 million.

A 100 basis points increase in the prevailing interest rates at September 28, 2002 would result in a decrease in fair value of total fixed rate debt by approximately $2.6 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during the 2002 certain currencies of countries in which the Company conducts foreign currency denominated business weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        For the three months ended September 28, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income by approximately $1.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        The Argentine peso, which serves as the functional currency of an Argentine majority-owned subsidiary of the Company, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this region. As a result of the Argentine peso devaluation, the Company has recognized a foreign currency loss of approximately $2.5 million, net of minority interest adjustments, for the nine months ended September 28, 2002.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Raw material prices as a percentage of sales have remained level during 2002 as compared to 2001. A significant increase in the prices of polyolefin resins that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition.

Safe Harbor Statement

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, adverse economic conditions, demand for the

Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, the existing defaults in the Company's outstanding long-term indebtedness, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of December 29, 2001, the Company was in default under the Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes constituted an event of default under such notes. As of September 28, 2002, accrued and unpaid interest was $30.4 million and $11.8 million on the 9% Senior Subordinated Notes and 8 3/4% Senior Subordinated Notes, respectively.

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

November 18, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jerry Zucker, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Polymer Group, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 18, 2002	/s/ Jerry Zucker Jerry Zucker Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James G. Boyd, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Polymer Group, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 18, 2002	/s/ James G. Boyd James G. Boyd Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description
99.1	Certain projected financial information filed with the U.S. Bankruptcy Court in Columbia, South Carolina.(1)

1.
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
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
EXHIBIT INDEX