Form 10-K
period 2002-12-28
POLYMER GROUP INC
filed 2003-04-14
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
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

Securities registered pursuant to Section 12(g) of the Act

Title of Class

Class A Common Stock
Class B Common Stock

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The aggregate market value of the Company's voting stock held by nonaffiliates as of April 8, 2003 was approximately $24.7 million (based on the average of the closing bid and ask price of the Class A common stock on the OTC Bulletin Board). As of April 8, 2003, there were 8,125,869 shares of Class A common stock, 399,978 shares of Class B common stock and 118,449 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

Notice of 2003 Annual Meeting of Stockholders and Proxy Statement—Part III

PART I

ITEM 1. BUSINESS

        Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two business segments that include Consumer and Industrial and Specialty. The Company incurred net losses of $419.6 million, $247.6 million and $4.3 million during fiscal 2002, 2001 and 2000, respectively. As a result, a comprehensive financial and business restructuring was undertaken beginning in 2001 and continuing into 2002. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). The Company and these subsidiaries have operated under the jurisdiction of the Bankruptcy Court since such filing. In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly, the Company emerged from Chapter 11 effective March 5, 2003 (the "Effective Date").

        The Modified Plan generally resulted in the: (i) restructuring of the Company's Prepetition Credit Facility by entering into a Restructured Credit Facility (each as defined); (ii) retirement of in excess of $591.5 million of the Company's obligations under the Senior Subordinated Notes; (iii) payment in full of virtually all Critical Business Relations Claims (as defined); and (iv) cancellation of the Company's old common stock and issuance of new common stock and warrants. The Company entered into Amendment No. 1 to the Restructured Credit Facility ("Amendment No. 1"), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility. A complete discussion of Amendment No. 1 and certain other matters is contained in "Recent Developments" within this Annual Report on Form 10-K.

General

        The Company is one of the largest producers of spunmelt and spunlace products in the world, and employs the most extensive range of nonwovens technologies that allows it to supply products tailored to customers' needs at competitive prices. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost.

        The Company supplies engineered materials to a number of the largest consumer and industrial products manufacturers in the world. The Company has a global presence with an established customer base in both developed and developing markets. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

        The Company operates twenty-five manufacturing facilities (including its joint ventures in Argentina, China and Turkey) located in eleven countries and is currently the only nonwovens producer that utilizes essentially all of the established nonwovens process technologies. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technology in order to increase capacity, improve quality and develop new high-value structures. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

        Management has built the Company through a series of capital expansions and business acquisitions that have broadened the Company's technology base, increased its product lines and expanded its global presence. Moreover, the Company's worldwide resources have enabled it to better meet the needs of existing customers, to serve emerging geographic markets, and to exploit niche market opportunities through customer-driven product development.

        See "Chapter 11 Proceedings" and "Recapitalization" in this Annual Report on Form 10-K for a comprehensive discussion of the Company's financial restructuring undertaken in fiscal 2002.

Industry Overview

        The Company competes primarily in the worldwide market for nonwovens, which is an approximately $11.6 billion market with an average annual sales growth rate of 7% - 8% expected over each of the next five years, according to industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

        The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens and, therefore increased demand. The Company believes, based on industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 6.5% - 7.5% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 8.5% - 9.5% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises in these countries. According to industry sources, worldwide consumption of nonwovens has grown an average of 7.0% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

        Nonwovens are categorized as either disposable (approximately 55% of worldwide industry sales with an average annual growth rate of 7% - 8%, according to industry sources), which is the category in which the Company primarily competes, or durable (approximately 45% of worldwide industry sales and an average annual growth rate of 7% - 8%, according to industry sources). The largest end uses for disposable nonwovens are for applications that include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns and drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, alkaline battery cell separators, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wall coverings and upholstery.

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

Business Strategy

        The Company's goals are to grow its core businesses while developing new technologies to capitalize on new product opportunities and expanded geographic markets. The Company strives to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. The Company is committed to continuous improvements throughout its business to increase product value by incorporating new materials and operating capabilities that enhance or maintain performance specifications. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. Over the past nine years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28.0 million in 1993 to approximately $404.6 million in 2002.

Products

        The Company develops, manufactures and sells a broad array of nonwovens and oriented polyolefin products. Sales are focused in two product segments that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product segments include Consumer and Industrial and Specialty. (See Note 18. "Segment Information" and Note 19. "Geographic Information.")

Consumer Segment

        The Consumer segment includes products within the hygiene, consumer wiping and medical categories. Sales of products in the Consumer segment represented approximately 55%, 57% and 56%, or $417.9 million, $463.6 million and $486.3 million, of the Company's consolidated net sales for 2002, 2001 and 2000, respectively.

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

Industrial and Specialty Segment

        The Industrial and Specialty segment includes products such as cable wrap, house wrap, furniture and bedding applications, landscape and agriculture products, protective apparel, automotive, filtration, flexible packaging, and industrial wiping products used in clean room, food service, institutional and janitorial applications. Sales of products in the Industrial and Specialty segment represented approximately 45%, 43% and 44%, or $337.8, $352.0 million and $375.7 million, of the Company's consolidated net sales for 2002, 2001 and 2000, respectively.

        The Company's flexible packaging products utilize coated and uncoated oriented polyolefin fabrics that are used as lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, and coated bags for specialty chemicals and mineral fibers. Industrial wiping products include: (i) branded and unbranded, light to heavyweight, cloth wipes, towels and aprons; (ii) medium to heavyweight open weave towels; and (iii) cleaning and sanitizing wipes. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels and cloths sold under a variety of trademarks. Specialty wipes consist of products designed to meet customer requirements and specifications.

Marketing and Sales

        The Company sells to customers in the domestic and international marketplace. Approximately 47%, 24%, 13%, 13% and 3% of the Company's 2002 net sales were from manufacturing facilities in the United States, Europe, Canada, Latin America and Asia, respectively. The Procter & Gamble Company, which is the Company's largest customer, accounted for 12.4% of the Company's 2002 net sales. Sales to the Company's top 20 customers represented approximately 47% of the Company's 2002 net sales.

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

Manufacturing Processes

        General.    The Company's competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead-time. The Company has a wide range of manufacturing capabilities that allow it to produce specialized products that, in certain cases, cannot be reproduced in the market. Substantially all of the Company's manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

        Nonwovens.    The Company believes that it has a comprehensive array of nonwoven manufacturing technologies that encompasses capabilities spanning the entire spectrum of nonwoven technologies. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry, wet or molten. The dry-laid process utilizes textile fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. The wet-laid process utilizes papermaking technology in which the fibers are suspended in a water slurry and deposited onto a moving screen, allowing the water to pass through and the fibers to collect. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient.

        Web consolidation is the process by which the fibers or film are bonded together using mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS, ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

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

        Oriented Polyolefins.    The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools that feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. The Company operates coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. The Company also laminates oriented products to paper and has the additional capability of printing multiple colors on a wide-width printing press located in North America.

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

        The Company's primary competitors in its consumer product markets are DuPont, BBA and Kimberly—Clark Corporation and First Quality Enterprises, Inc. Generally, cost, distribution, utility, variety and innovation of product offerings, and technical capacity are the principal factors considered in consumer product end uses.

Raw Materials

        The primary raw materials used to manufacture most of the Company's products are polypropylene resin, polyester and polyester fiber, polyethylene and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins have fluctuated. During 2000, resin prices increased significantly resulting in increased raw material prices. This adversely affected the Company's results of operations because soft demand prevented the Company from passing such increased costs to its customers.

        During January 2003, several suppliers of key raw materials, including polypropylene and polyethylene, announced price increases to take effect beginning as early as February 2003. The Company has historically been able to pass along at least a portion of such raw material price increases to some of its customers, particularly those with contracts containing raw material price escalation clauses, although often with a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company's cost of goods sold would increase and its earnings before interest, taxes, depreciation and amortization ("EBITDA") would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million on an annualized basis in its reported EBITDA. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Raw Material and Commodity Risks" within this Annual Report on Form 10-K for additional discussion of the impact of higher raw material costs on the Company's operations in 2002 and 2001.

        The Company primarily purchases its polypropylene resin from Indelpro, S.A. de C.V. and Exxon Mobil Chemical Company with smaller quantities purchased from Arco Polypropylene LLC and Sunoco, Inc. The Company's major suppliers of polyester and polyester fiber is Wellman, Inc. Novacor Chemicals Inc. is the Company's major supplier for polyethylene, and Crown Vantage Inc. is the major supplier of its tissue paper. The Company's major supplier of polypropylene fiber is FiberVisions L.L.C.

        The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of certain of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured. As a result of the Company's financial condition, certain suppliers requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity. In addition, there can be no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements. The Company has not experienced any significant disruptions in supply as a result of shortages in raw materials.

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

        Actions by federal, state and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect demand for its products. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials, which are produced by the Company. Widespread adoption of such prohibitions or restrictions could adversely affect demand for the Company's products and thereby have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company.

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

Inventory and Backlogs

        Inventories at December 28, 2002 were approximately $115.7 million, a decrease of $0.3 million over inventories at December 29, 2001 of $116.0 million. The Company had approximately 66 days of inventory on hand at December 28, 2002 versus 63 days of inventory on hand at December 29, 2001, an increase of approximately 5%. Unfilled orders as of December 28, 2002 and December 29, 2001 amounted to approximately $44.6 million and $48.0 million, respectively. The decline in unfilled orders at the end of 2002 versus 2001 is due primarily to lower sales volume.

Research and Development

        The Company's investment in research and development approximated $16.3 million, $17.0 million and $18.9 million during 2002, 2001 and 2000, respectively.

Seasonality

        Use and consumption of the Company's products does not fluctuate significantly due to seasonality.

Employees

        As of December 28, 2002, the Company employed approximately 3,772 persons. Of this total, approximately 1,528 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 11.8% of the Company's labor force is covered by collective bargaining agreements that will expire in 2003. During 2002 there were no unionizing attempts. The Company considers its employee relations to be good.

Business Restructuring

        During the first quarter of 2001, the Company announced that its operating results would be substantially below previous expectation due to a number of factors that were a carry-over from 2000. First, demand for certain high margin products did not return to forecasted levels resulting in certain specialized manufacturing assets remaining underutilized. Second, the commercialization periods for certain APEX® programs were longer than anticipated, and the expected ramp-up of APEX® products failed to materialize in 2001. Third, raw material prices did not decline as anticipated, and soft demand prevented the Company from passing the increased raw material costs along to customers. Fourth, pricing pressure and margin erosion within the spunmelt technologies continued to impact results of operations and the company experienced order reductions and an unfavorable shift in product mix due to certain customers' adjustments, and demand for certain consumer products failed to accelerate as originally expected. Finally, the Company experienced increased interest costs as a result of failing to comply with the covenants in the Prepetition Credit Facility

        The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter half of 2001, particularly in the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 160 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million during the fourth quarter of 2001. The total charge in the fourth quarter of 2001 consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S. that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million during the second quarter of 2001. Each of the plant realignment programs in 2001 occurred predominantly within the Nonwovens Division.

        The Company's restructuring program continued into 2002 on a smaller scale than that which was undertaken in 2001. Such restructurings included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division. The total plant realignment charge in 2002 and 2001 related to the restructuring approximated $8.5 million. Cash outlays in 2002 and 2001 associated the Company's business restructuring approximated $7.6 million.

Chapter 11 Proceedings

        Due to the financial impact of economic and business factors upon the Company's business, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant, as of December 29, 2001 the Company was in default under the Prepetition Credit Facility (as defined herein). Because of this default, the lenders under the Prepetition Credit Facility (the "Senior Secured Lenders") exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

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

        In evaluating the various restructuring options, the Company decided to maintain negotiations with MatlinPatterson Global Opportunities Partners L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes then owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principle amount of the Senior Subordinated Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the "Exchange Offer").

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

        The Dismissal Agreement also provided that the Company would seek an amendment of the Prepetition Credit Facility to permit it to file a voluntary petition for one of its wholly owned, South Carolina—registered subsidiaries in the South Carolina Bankruptcy Court. Pursuant to Amendment No. 7, dated as of April 4, 2002, the Senior Secured Lenders agreed to amend the Prepetition Credit Facility to permit this filing. On April 23, 2002, the Debtors filed a voluntary petition for Bonlam (S.C.), Inc. ("Bonlam (S.C.)"), in the South Carolina Bankruptcy Court. The Dismissal Agreement further provided that the Company would extend the expiration of the Exchange Offer through May 15, 2002. The Company and GOF also agreed to forbear through, and including, May 15, 2002, from implementing any modifications to the Senior Subordinated Notes and the indentures governing them. The Petitioning Creditors agreed to forbear through and including, May 12, 2002 (the "Forbearance Period"), from exercising any and all remedies under the applicable indentures, the Senior Subordinated Notes or any applicable law, including any filing of an involuntary petition against any of the Debtors. During the Forbearance Period, the Company agreed (i) not to file a voluntary petition for relief under the Bankruptcy Code in a jurisdiction other than Columbia, South Carolina, and (ii) to contest any involuntary petition under the Bankruptcy Code filed in any such other jurisdiction, in each case, without the prior written consent of the Petitioning Creditors. GOF and the Petitioning Creditors agreed not to file an involuntary petition against the Company in any venue other than the South Carolina Bankruptcy Court.

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the bank term sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Secured Lenders and GOF. With the support of these substantial creditors, the Debtors were seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which would be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of Senior Subordinated Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of new Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which would not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which would be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company were purchased and that the new investment generated gross proceeds of $50.0 million in cash and resulted in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the Committee's objection. The Plan was not confirmed and thus the Company filed the Modified Plan as more fully discussed below and in Note 28. "Recapitalization."

Chapter 11 Costs and Financial Restructuring Expenses

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees, through fiscal 2002 have been approximately $26.0 million.

Recapitalization

        On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the "Modified Plan"). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the "Chicopee Sale Proceeds") from the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy ("Critical Vendor Claims") and claims held by non-debtor subsidiaires of the Company ("Intercompany Claims")) (together constituting the "Class 4 Claims") had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the "New Investment") by choosing to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the "New Senior Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company's existing common stock ("Old Polymer Common Stock") received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

        Under the Modified Plan, all common stock of the reorganized Company (the "New Polymer Common Stock") was the same class (the "Class A Common Stock"), with the exception of (i) separate classes (the "Class D Common Stock" and "Class E Common Stock") to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as "Class B Common Stock" issued to the holders of Old Polymer Common Stock, and (iii) a small percentage (the "Class C Common Stock") issued to holders of Class 4 Claims, who contributed such stock to the Special Purpose Entity ("SPE"). The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the principal amount of the promissory notes issued by the SPE or (ii) $1.0 million per annum. Shares of New Polymer Common Stock (other than Class A Common Stock) are convertible into shares of Class A Common Stock on a one-for-one basis.

        The holders of Old Polymer Common Stock received two series of warrants, the Series A Warrants and Series B Warrants, which have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the reorganized Company ("New Polymer") at a price below the fair market value of such securities if offered to all New Polymer common stock holders and (iii) specified anti-dilution protection for sales of securities by New Polymer at a discount that exceeds 25% of the fair market value of such securities and which will not terminate upon a transaction with GOF or an affiliate of GOF. Except as set forth in the preceding sentence, the Series A and Series B Warrants do not have anti-dilution provisions. In addition, the cash dividend payment by New Polymer described above in connection with the Class C Common Stock is excluded from the calculation of cumulative distributions for all purposes relating to the Series A Warrants, the Series B Warrants, the Class D Common Stock and the Class E Common Stock. The New Polymer Common Stock received by the holders of Class 4 Claims and the Holders of Old Polymer Common Stock and which will be issued upon conversion of the Convertible Notes is subject to dilution upon the exercise of the Series A Warrants and Series B Warrants.

        The Modified Plan also provided that, on the Effective Date, in consideration of GOF acting as the standby purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the parties involved in the negotiation of the Modified Plan, New Polymer paid GOF a Standby Purchaser fee of $2.0 million and an arrangement and plan facilitation fee of $2.0 million.

        Refer to "Certain Indebtedness" for a discussion of the Senior Subordinated Note Purchase Agreement (as defined) and the Convertible Subordinated Notes (as defined) pursuant to the Modified Plan.

Recent Developments

        On March 11, 2003, the Company's Chief Executive Officer was replaced by James L. Schaeffer. The Company and its former Chief Executive Officer are currently involved in a dispute with respect to the amount and timing of certain severance payments to be made to its former Chief Executive Officer, as well as other matters.

        On April 11, 2003, GOF entered into an agreement with the Company (the "GOF Agreement") pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004 as follows. GOF has agreed to amend the New Senior Subordinated Note (as defined) and the Junior Notes (as defined) it beneficially owns or controls (approximately $38 million aggregate principal amount) to provide that interest that accrues from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company is unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility, the Company is permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also has agreed that, in the event the Company is unable to comply with the leverage covenant under the Restructured Credit Facility, GOF will convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company has undertaken all the actions described above and is unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company's third fiscal quarter of 2003, GOF will purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the "New Investment") in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF's obligation to take any of these steps is conditioned on Amendment No. 1 remaining in full force and effect.

        As of March 29, 2003, the Company and the Senior Secured Lenders under the Restructured Credit Facility, entered into Amendment No. 1. Amendment No. 1 permitted the Company to take the actions described in the GOF Agreement, and also provides that in the event the Company repays indebtedness under the Restructured Credit Facility using the proceeds from the Exit Letter of Credit or New Investment, for purposes of the interest and adjusted interest covenants, the interest savings to the Company is calculated on a pro forma basis as if the cash pay indebtedness had been repaid as of March 6, 2003.

DESCRIPTION OF CERTAIN INDEBTEDNESS

        DIP Facility—On May 13, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $125 million in debtor-in-possession financing with JPMorgan Chase Bank as administrative agent, which was approved by the Bankruptcy Court on May 29, 2002. Under such terms, the Company, as borrower, was permitted to make revolving credit borrowings in an amount not exceeding the lesser of $125 million or the Borrowing Base (as defined in the DIP Facility). The DIP Facility was to terminate and the borrowings thereunder were to be due and payable upon the earliest of (i) the maturity date (i.e. May 30, 2003), (ii) the date of the substantial consummation of a plan of reorganization that was confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who were a party to the DIP Facility and the termination of the total commitment under the DIP Facility. The interest rate applicable to borrowings under the DIP Facility and financial covenants were customary for financings of this type. Borrowings under the DIP Facility were guaranteed by each of the Company's direct and indirect domestic subsidiaries. There were no borrowings under the DIP Facility. The DIP Facility was terminated concurrently with the Company's emergence from Chapter 11.

        Prepetition Credit Facility—The Company's Credit Facility (as amended through and including Amendment No. 7 the "Prepetition Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Prepetition Credit Facility could be used for letters of credit of which approximately $13.9 million was outstanding on December 28, 2002. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Prepetition Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings. Each and all of the direct and indirect domestic subsidiaries of the Company guaranteed all indebtedness under the Prepetition Credit Facility, on a joint and several basis. The Prepetition Credit Facility and the related guarantees were secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Prepetition Credit Facility were generally equal to a percentage of the daily-unused amount of such commitment. The Prepetition Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Prepetition Credit Facility was to terminate in June 2003. The term loan portion was to terminate in December 2005 and December 2006. The loans were subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

        The interest rate applicable to borrowings under the Prepetition Credit Facility was based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was denominated in Dutch guilders, the applicable interest rate was to be based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was to be denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option.

        Under the terms of the Forbearance Agreement with the Senior Secured Lenders, the Company was prevented from making any additional borrowings under the Prepetition Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Prepetition Credit

Facility were required to be made under the base rate option. The Prepetition Credit Facility was restructured concurrently with the Company's emergence from Chapter 11.

        Senior Subordinated Notes—In March 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "March 1998 Notes") in a private placement transaction pursuant to an indenture dated as of March 1, 1998. In August 1998, the Company completed its exchange of $200 million of the March 1998 Notes, Series B (the "8 3/4% Senior Subordinated Notes") which have been registered for public trading for all outstanding March 1998 Notes. In July 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "July 1997 Notes") in a private placement transaction pursuant to an indenture dated as of July 1, 1997. In October 1997, the Company completed its exchange of the $400 million of July 1997 Notes, Series B (the "9% Senior Subordinated Notes"), which were registered for public trading for all the outstanding July 1997 Notes. The 8 3/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") were unsecured senior subordinated indebtedness of the Company and were subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinated Notes were restructured concurrently with the Company's emergence from Chapter 11.

        Subsidiary Indebtedness—The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China which is scheduled to mature in April 2004. At December 28, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet. The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $7.1 million at December 28, 2002 with current maturities of approximately $3.7 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at December 28, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. In order to support working capital requirements at Vateks Tekstil Sayani ve Ticaret AS ("Vateks"), an 80% majority owned subsidiary in Istanbul, Turkey, the Company has deposited through the European parent company of Vateks, approximately $6.5 million with a member of its European bank group who in turn has funded an approximate equivalent amount to Vateks. This deposit secures the amount owed by Vateks to the bank member.

        Restructured Credit Facility—As part of the Company's emergence from Chapter 11, the Prepetition Credit Facility was restructured into the Third Amended, Restated and Consolidated Credit Agreement dated as of March 5, 2003 (the "Restructured Credit Facility"). The Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit.

        Senior Subordinated Note Purchase Agreement—In order to facilitate the issuance of a New Senior Subordinated Note in the amount of any drawing under the Exit Letter of Credit, MatlinPatterson Global Partners LLC, ("Matlin Global Partners") a limited liability company organized under the laws of Delaware, the Company and its domestic subsidiaries, as guarantors, entered into a Senior Subordinated Note Purchase Agreement (the "Senior Subordinated Note Purchase Agreement"), dated as of March 5, 2003, and pursuant thereto, the Company issued to Matlin Global Partners a New Senior Subordinated Note. The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provide that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note will automatically increase by the amount of such drawing. The Company is required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and June 1 of each year, commencing on June 1, 2003, at a rate of 10% per annum, and default interest in an amount of 2% per annum will be payable on the principal amount in addition to the existing 10% rate. The Company shall, to the extent lawful, pay interest at a rate of 12% per annum on overdue interest. The Company's obligations under the Senior Subordinated Note Purchase Agreement and Senior Subordinated Note are guaranteed by the Company's domestic subsidiaries. Both the Company's obligations under the Senior Subordinated Note and the guarantees thereof are subordinate to the indebtedness outstanding under the Company's Restructured Credit Facility. The Senior Subordinated Note Purchase Agreement contains customary representations and warranties and standard default terms. Additionally, the Senior Subordinated Note Purchase Agreement contains affirmative and negative covenants of the Company with respect to (a) delivery of information, (b) transactions with affiliates, (c) limitation on indebtedness, (d) disposition of proceeds of asset sales, (e) limitation on restricted payments, (f) corporate existence, (g) limitation on liens, (h) future domestic subsidiary guarantors, (i) designation of unrestricted subsidiaries, and (j) mergers and similar transactions involving the Company or the guarantors.

        Convertible Subordinated Notes—In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the "Junior Notes") pursuant to an indenture dated as of March 5, 2003 (the "Junior Indenture"). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

Safe Harbor Statement

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: the emergence by the Company and its domestic subsidiaries from Chapter 11 of the United States Bankruptcy Code, adverse economic conditions, demand for the Company's products, competition in the Company's markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company's substantial leverage position, potential defaults in the Company's outstanding indebtedness, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities.

Location	Total Square Feet		Principal Function
North Little Rock, Arkansas (Plant 1)	415,000		Manufacturing and Warehousing
North Little Rock, Arkansas (Plant 2)	119,000		Manufacturing and Warehousing
Rogers, Arkansas	238,000		Manufacturing and Warehousing
Gainesville, Georgia	121,000	(1)	Manufacturing and Warehousing
Kingman, Kansas	190,000		Manufacturing, Marketing, Warehousing and Administration
Dayton, New Jersey	23,000	(2)	Administration and Marketing
Landisville, New Jersey	245,000		Manufacturing, Sales, Marketing and Research and Development
Vineland, New Jersey	83,500	(3)	Warehousing
Albany, New York	83,000	(1)	Manufacturing and Warehousing
Benson, North Carolina	469,000		Manufacturing, Sales, Marketing and Warehousing
Raleigh, North Carolina	5,300	(1)	Administration
Mooresville, North Carolina	114,300		Manufacturing, Sales, Marketing, Research and Development and Warehousing
Mooresville, North Carolina	10,577	(1)	Administration, Sales and Marketing
Mooresville, North Carolina	356,000		Manufacturing, Warehousing and Administration
Portland (Clackamas), Oregon	30,000		Manufacturing
North Charleston, South Carolina	16,500	(7)	Corporate

Clearfield, Utah	100,000	(1)	Manufacturing and Warehousing
Waynesboro, Virginia	207,000		Manufacturing, Warehousing, Marketing and Research and Development
Waynesboro, Virginia	125,500	(1)	Warehousing
Mississauga, Ontario	2,900	(1)	Sales and Marketing
North Bay, Ontario	350,000		Manufacturing
North Bay, Ontario	80,000	(1)	Warehousing
Magog, Quebec	732,000		Manufacturing, Marketing, Warehousing and Administration
Bailleul, France	410,000	(1)	Manufacturing, Marketing, Warehousing and Administration
Neunkirchen, Germany	560,000		Manufacturing, Sales, Marketing and Warehousing
Cuijk, The Netherlands	415,000		Manufacturing, Sales, Marketing, Warehousing and Research and Development
Tilburg, The Netherlands	29,052	(1)	Administration
Buenos Aires, Argentina	79,000	(4)	Manufacturing, Marketing, Warehousing and Administration
Guadalajara, Mexico	6,200	(1)	Sales, Marketing and Warehousing
Cali, Colombia	68,000		Manufacturing, Marketing, Warehousing and Administration
Monterrey, Mexico	2,325	(1)	Sales, Marketing and Warehousing
Mexico City, Mexico	9,850	(1)	Sales, Marketing and Warehousing
San Luis Potosi, Mexico	100,000		Manufacturing, Warehousing and Marketing
Istanbul, Turkey	113,700	(5)	Manufacturing, Marketing, Warehousing and Administration
Nanhai, China	213,050	(6)	Manufacturing, Marketing, Warehousing and Administration
Molnlycke, Sweden	37,000	(1)	Manufacturing
Guntown, Mississippi	100,000	(1)	Manufacturing and Warehousing

(1)
Leased.

(2)
Prior to December 2002, the Company owned this 239,200 square foot facility ("South Brunswick"), leased it to an unaffiliated tenant, and subleased 23,000 square feet from such tenant. During December 2002, the Company sold its South Brunswick facility for approximately $10.2 million, net of expenses of $0.4 million, at no material gain or loss. Proceeds from the sale were used to reduce amounts outstanding under the Restructured Credit Facility in 2003. Simultaneously, the Company entered into a lease arrangement for approximately 23,000 square feet of this facility to provide administrative office space within the Nonwovens Division.

(3)
Leased from an entity affiliated with one of the Company's stockholders. During January 2003, this lease was terminated at no cost to the Company.

(4)
60% interest joint venture with Sauler Group. During fiscal 2000, the Company acquired an additional 10% interest in DNS that brought its total ownership interest to 60%.

(5)
80% interest joint venture (Vateks) with Erol Tezman. The sales, marketing and administrative offices are in a 15,000 square foot leased facility.

(6)
80% interest joint venture (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

(7)
Leased from an entity affiliated with one of the Company's stockholders.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently a party to various claims and legal actions that arise in the ordinary course of business. The Company currently believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 27, 2002, the Company distributed its Modified Plan to its security holders which was voted on and approved by such holders as of January 16, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table sets forth for the calendar periods the high and low market price of the Company's common stock. Prior to March 5, 2003, all of the Company's common stock was in one class. Pursuant to the Modified Plan, on March 5, 2003, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A, Class B and Class C common stock will trade on the OTC Bulletin Board. As of March 5, 2003, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,355,480 shares of Class A common stock has been reserved for issuance pending the outcome of certain claims against the Company in connection with the Modified Plan. No shares of Class D or Class E common stock were outstanding as of such date. The Restructured Credit Facility prevents payments of dividends on all classes of common stock, except for Class C. Dividends on the Class C common stock are limited to an aggregate amount not exceeding $1.0 million in any fiscal year. The ticker symbols for the Class A and Class B common stock are POLGA and POLGB, respectively. No ticker symbol has been assigned to the Class C common stock.

	2002
	High	Low
First Quarter	$1.00	$0.20
Second Quarter	0.65	0.07
Third Quarter	0.18	0.10
Fourth Quarter	0.16	0.05
	2001
	High	Low
First Quarter	$7.68	$0.90
Second Quarter	3.50	1.15
Third Quarter	3.40	1.30
Fourth Quarter	1.95	0.66

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain historical financial information of the Company. The statement of operations data for each of the five years ended and the balance sheet data as of December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000 and January 2, 1999 have been derived from audited financial statements. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company and related notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000	January 1, 2000	January 2, 1999
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$755,691	$815,566	$862,035	$889,795	$802,948
Cost of goods sold	635,486	676,871	670,012	650,185	599,894

Gross profit	120,205	138,695	192,023	239,610	203,054
Selling, general and administrative expenses	101,622	111,474	107,460	119,385	97,499
Asset impairment	317,898	181,190	—	—	—
Plant realignment costs	1,054	7,441	—	—	—
Special charges	3,634	1,850	—	—	—
Other unusual items	2,608	—	—	—	—

Operating income (loss)	(306,611)	(163,260)	84,563	120,225	105,555
Other (income) expense:
Interest expense, net	71,478	99,406	91,805	71,882	67,444
Investment loss (gain), net	1,806	5,290	—	(2,942)	(795)
Foreign currency and other	15,385	5,408	549	(739)	806
Income taxes (benefit)	(3,290)	(25,803)	(2,727)	18,584	14,157

Income (loss) before chapter 11 reorganization costs, extraordinary item and cumulative effect of change in accounting principle	(391,990)	(247,561)	(5,064)	33,440	23,943
Chapter 11 reorganization expenses	(14,873)	—	—	—	—
Extraordinary item, net of income taxes (benefit)	—	—	741	—	(2,728)
Cumulative effect of change in accounting principle, net of income tax benefit	(12,774)	—	—	—	(1,511)

Net income (loss)	$(419,637)	$(247,561)	$(4,323)	$33,440	$19,704

Per Share Data:
Income (loss) before chapter 11 reorganization costs, extraordinary item and cumulative effect of change in accounting principle per common share—basic	$(12.25)	$(7.74)	$(.16)	$1.05	$.75

Income (loss) before chapter 11 reorganization costs, extraordinary item and cumulative effect of change in accounting principle per common share—diluted	$(12.25)	$(7.74)	$(.16)	$1.04	$.75

Cash dividends	$—	$.02	$.08	$.02	$—

Operating and other data:
Cash provided by operating activities	$35,343	$10,496	$51,477	$107,400	$74,074
Cash provided by (used in) investing activities	(10,554)	(21,377)	(107,818)	(224,620)	131,343
Cash provided by (used in) financing activities	(15,367)	34,417	46,725	106,766	(194,440)
Gross margin (a)	15.9%	17.0%	22.3%	26.9%	25.3%
EBITDA (b)	$82,922	$105,504	$156,828	$186,771	$164,880
EBITDA margin (c)	11.0%	12.9%	18.2%	21.0%	20.5%
Depreciation and amortization	$64,339	$78,283	$72,265	$66,546	$59,325
Capital expenditures	15,379	21,440	86,022	189,996	90,096
Balance sheet data (at end of period):
Cash and equivalents and short-term investments	$58,147	$46,453	$30,588	$56,295	$58,308
Working capital (deficit)	219,905	(872,336)	190,459	188,905	212,456
Total assets	811,319	1,232,214	1,507,994	1,466,246	1,282,967
Total debt, not subject to compromise	503,374	1,099,230	1,056,149	987,092	866,499
Minority interest (d)	11,681	9,896	12,591	4,735	—
Shareholders' equity (deficit)	(465,914)	(48,862)	226,235	242,284	220,125

See Notes to Selected Consolidated Financial Data

Notes to Selected Consolidated Financial Data

  (a)
  Gross margin represents gross profit as a percentage of net sales.

  (b)
  EBITDA is defined as operating income (loss) plus depreciation, amortization and Mexican statutory employee profit sharing and excludes unusual items consisting of asset impairment, plant realignment, special charges and other unusual items. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. The method of calculating EBITDA may not be consistent with the methodology used by other companies. This measure is presented because it is used in the Company's covenant calculations.

  (c)
  EBITDA margin represents EBITDA as a percentage of net sales.

  (d)
  Minority interest is included in other noncurrent liabilities in the consolidated balance sheet.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 8 of this report on Form 10-K. In particular, this discussion should be read in conjunction with Note 3. "Chapter 11 Proceedings" and Note 28. "Recapitalization", which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring associated with the Company's emergence from Chapter 11 effective March 5, 2003.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items.

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Material	44.8	43.9	41.0
Labor	8.9	8.6	8.7
Overhead	30.4	30.5	28.0

	84.1	83.0	77.7

Gross profit	15.9	17.0	22.3
Selling, general and administrative expenses	13.4	13.7	12.5
Asset impairment	42.1	22.2	—
Plant realignment costs	0.1	0.9	—
Special charges	0.5	0.2	—
Other unusual items	0.3	—	—

Operating income (loss)	(40.5)	(20.0)	9.8
Other expense:
Interest expense, net	9.5	12.2	10.6
Investment loss, net	0.2	0.6	—
Foreign currency and other	2.0	0.7	0.1

	11.7	13.5	10.7

Loss before Chapter 11 reorganization expenses, income tax expense (benefit), extraordinary item and cumulative effect of change in accounting principle	(52.2)	(33.5)	(0.9)
Chapter 11 reorganization expenses	2.0	—	—

Loss before income tax expense (benefit), extraordinary item and cumulative effect of change in accounting principle	(54.2)	(33.5)	(0.9)
Income tax (benefit)	(0.4)	(3.2)	(0.3)

Loss before extraordinary item and cumulative effect of change in accounting principle	(53.8)	(30.3)	(0.6)
Extraordinary item, net of income taxes	—	—	0.1
Cumulative effect of change in accounting principle	(1.7)	—	—

Net loss	(55.5)%	(30.3)%	(0.5)%

Comparison of Year Ended December 28, 2002 and December 29, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by market segment and operating division for 2002 and the corresponding decrease from 2001:

	Fiscal Year
				% Change
	2002	2001	Change
Market Segment
Net sales
Consumer	$417.9	$463.6	$(45.7)	(9.9)%
Industrial and specialty	337.8	352.0	(14.2)	(4.0)

	$755.7	$815.6	$(59.9)	(7.3)

Operating income (loss)
Consumer	$21.8	$29.1	$(7.3)	(25.1)%
Industrial and specialty	(3.2)	(1.9)	(1.3)	68.4

	18.6	27.2	(8.6)	(31.6)
Asset impairment	(317.9)	(181.2)	(136.7)	75.4
Plant realignment costs	(1.1)	(7.4)	6.3	(85.1)
Special charges and other unusual items	(6.2)	(1.9)	(4.3)	226.3

	$(306.6)	$(163.3)	$(143.3)	87.8

Operating Division
Net sales
Nonwovens	$609.5	$666.4	$(56.9)	(8.5)%
Oriented Polymers	146.2	149.9	(3.7)	(2.5)
Eliminations	—	(0.7)	0.7	—

	$755.7	$815.6	$(59.9)	(7.3)

Operating income (loss)
Nonwovens	$13.7	$19.2	$(5.5)	(28.6)%
Oriented Polymers	6.2	9.4	(3.2)	(34.0)
Unallocated Corporate	(1.3)	(0.3)	(1.0)	333.3
Eliminations	—	(1.1)	1.1	—

	18.6	27.2	(8.6)	(31.6)
Asset impairment	(317.9)	(181.2)	(136.7)	75.4
Plant realignment costs	(1.1)	(7.4)	6.3	(85.1)
Special charges and other unusual items	(6.2)	(1.9)	(4.3)	226.3

	$(306.6)	$(163.3)	$(143.3)	87.8

Net Sales

        A reconciliation of the change in net sales between 2002 and 2001 is presented in the following table (in thousands):

Net sales—2001	$815.6
Change in sales due to:
Volume	(40.3)
Price/mix	(5.0)
Foreign currency	(14.6)

Net sales—2002	$755.7

        Consolidated net sales were $755.7 million for 2002, a decrease of $(59.9) million or (7.3)% over 2001 net sales of $815.6 million. The decrease in net sales was due primarily to lower sales volume and unfavorable foreign currencies versus the U.S. dollar. Sales volume decreased by $40.3 million and foreign currency had a negative impact on net sales of $14.6 million. On a consolidated basis, price / mix was approximately $5.0 million lower in 2002 versus 2001.

        Similar economic and business issues negatively impacted both the Consumer and Industrial and Specialty segments during 2002 as the Company's world-wide business continued to be unfavorably impacted by the financial restructuring efforts of the Chapter 11 process, including lost sales from existing customers. In addition, certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in 2002. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets and lower sales volume within the European hygiene markets, offset volume gains in Latin America. Higher selling prices of $16.2 million were achieved in Argentina, but were offset by lower pricing in the U.S., Europe and Mexico / Colombia of approximately $21.2 million. Additionally, Industrial and Specialty segment sales volume was lower year over year within the Oriented Polymers Canadian businesses.

        Foreign currencies, predominantly in Argentina, were weaker against the U.S. dollar during 2002 compared to 2001. Further discussion of the effect of the devaluation of the Argentine peso on the Company's results of operations is contained in the Investing and Financing Activities portion of "Foreign Currency Exchange Rate Risk" in this Annual Report on Form 10-K.

Operating Income (Loss)

        A reconciliation of the change in operating income between 2002 and 2001 is presented in the following table (in thousands):

Operating loss—2001	$(163.3)
Change in operating income (loss) due to:
Asset impairment, plant realignment, special charges and other unusual items	(134.7)
Volume	(17.5)
Cost savings and other initiatives related to plant realignment and business restructuring	30.6
Lower depreciation and amortization expense	13.9
Price / mix	(5.0)
Raw materials	(11.1)
Foreign currency	(5.2)
Higher administrative costs associated with historic Dominion entities	(1.1)
All other	(13.2)

Operating loss—2002	$(306.6)

        Consolidated operating loss was $(306.6) million in 2002. Excluding unusual items, which consist of asset impairment, plant realignment, special charges and other unusual items, consolidated operating income was approximately $18.6 million in 2002, a decrease of $(8.6) million or (31.7)%, over operating income before unusual items of $27.2 million in 2001. The decrease in operating income before unusual items was due to volume declines of $17.5 million predominantly within the Nonwovens U.S. hygiene, industrial and medical markets and European hygiene markets, weaker foreign currencies versus the U.S. dollar of $5.2 million, higher raw material costs of $11.1 million, lower price / mix of $5.0 million and all other, including higher manufacturing cost of $13.2 million offset by cost savings and other initiatives related to plant realignment and business restructuring of $30.6 million and lower depreciation and amortization charges of $13.9 million. In addition, administrative costs associated with historic Dominion entities were approximately $1.1 million higher in 2002 as compared to 2001. Refer to Note 23. "Certain Matters" for a discussion of the MSA between the Company and Galey. Such costs are quantified as a component in the Industrial and Specialty segment.

        Geographically, selling prices increased $16.2 million in the Company's Argentina business, but were offset by lower pricing in the U.S., Europe and Mexico / Colombia of approximately $21.2 million. Raw material costs increased approximately $7.8 million in Argentina which somewhat offset the favorable pricing achieved year over year within this geographic region.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 9. "Business Restructuring," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued on a smaller scale through 2002. Accordingly, the cash component of the restructuring during 2002 has included workforce reductions and plant realignment predominantly in certain of the Oriented Polymers U.S. Industrial and Specialty business. Manufacturing and operating cost savings were realized within each business segment in 2002 as a result of the restructuring initiatives. However, volume declines and higher operating cost predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Argentina, offset the cost savings achieved in 2002 within the Nonwovens Consumer and Industrial and Specialty segments. Additionally, the Oriented Polymers business within the Industrial and Specialty segment produced lower operating earnings in 2002 versus prior year due predominantly to lower sales volume and higher raw material and manufacturing costs. The restructuring program previously discussed also entailed the write down of long-lived assets, thus, non-cash depreciation and amortization expenses were lower in 2002 versus 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of FAS 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

Asset Impairment, Plant Realignment and Other Unusual Charges

        Based on further reviews of the Company's long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge in 2002 of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million) related predominantly to production assets within the U.S. and European Nonwovens business in accordance with FAS 142 and FAS 144. Approximately $1.1 million in charges were recognized in 2002 related to the continuation of the plant realignment and business restructuring program. The total charge consisted primarily of personnel costs within the Company's Oriented Polymers business. During 2002, the Company recorded non-cash charges of $2.6 million related to pension and post-retirement benefit costs pursuant to Galey's contemplated rejection of the MSA. Such costs consist of retiree benefits associated with certain Canadian benefit plans of Dominion that were previously shared with Galey. The Company classified these non-cash costs under the caption "Other unusual items" in the consolidated statement of operations for 2002.

        The restructuring related charges have not been allocated to the Company's reportable business segments, for reporting purposes, because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $27.9 million from $99.4 million in 2001 to $71.5 million in 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased; however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by 50 basis points at each date. Additionally, the Company's effective borrowing rate for 2002 increased by an additional 200 basis points as a result of the default under the Prepetition Credit Facility.

        During 2002 the Company recognized investment losses of $1.8 million resulting predominantly from an unrealized, non-cash valuation loss on short term investments in accordance with Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Such losses were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. The Company monetized its short-term investment portfolio in connection with the Modified Plan during the first quarter of 2003. Foreign currency and other losses increased $10.0 million, from $5.4 million in 2001 to $15.4 million in 2002 due primarily to the write-down of the Company's investment in the Saudi Line as discussed more fully in Note 20. "Foreign Currency and Other" and minority interest adjustments.

Chapter 11 Reorganization Expenses and Special Charges

        The Company incurred Chapter 11 reorganization expenses, including special charges, of $18.5 million during 2002. Such costs, consisting of professional and other related services and compensation costs related the Company's key employee retention program pursuant to Chapter 11, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Special charges" in the consolidated statement of operations.

Income Taxes (Benefit)

        The Company recorded an income tax benefit of $3.3 million in 2002, representing an effective tax benefit rate of 0.8%. The effective benefit rate differed from the statutory benefit rate as a of result of an increase in the Company's valuation allowance between 2002 and 2001, recorded primarily to provide reserves for net operating losses substantially generated during 2002 and to the non-deductible impairment charges recorded in fiscal 2002. During 2001, the Company recorded an income tax benefit of $25.8 million, representing an effective benefit rate of approximately 9.4%. The effective benefit rate differed from the statutory rate during 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

        Implementation of the Modified Plan will result in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI will be excluded from taxable income. However, the Company will be required to reduce certain of its tax attributes, including net operating loss carryforwards ("NOLs"), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of CODI and the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company's net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan.

Cumulative Effect of Change in Accounting Principle

        The Company recognized a cumulative effect of a change in accounting principle related to goodwill of approximately $12.8 million during fiscal 2002 pursuant to FAS 142.

Net Loss

        Net loss increased $172.1 million from a loss of $(247.6) million, or $(7.74) per diluted share, in 2001 to a loss of $(419.6) million, or $(13.11) per diluted share, in 2002 as a result of the above mentioned factors.

Comparison of Year Ended December 29, 2001 and December 30, 2000

        The following table sets forth components of the Company's net sales and operating income (loss) by market segment and operating division for 2001 and the corresponding decrease from 2000:

	Fiscal Year
				% Change
	2001	2000	Change
Market Segment
Net sales
Consumer	$463.6	$486.3	$(22.7)	(4.7)%
Industrial and specialty	352.0	375.7	(23.7)	(6.3)

	$815.6	$862.0	$(46.4)	(5.4)

Operating income (loss)
Consumer	$29.1	$62.2	$(33.1)	(53.3)%
Industrial and specialty	(1.9)	22.4	(24.3)	(108.5)

	27.2	84.6	(57.4)	(67.8)
Asset impairment	(181.2)	—	(181.2)	—
Plant realignment costs	(7.4)	—	(7.4)	—
Special charges and other unusual items	(1.9)	—	(1.9)	—

	$(163.3)	$84.6	$(247.9)	(293.1)

Operating Division
Net sales
Nonwovens	$666.4	$708.7	$(42.3)	(6.0)%
Oriented Polymers	149.9	153.3	(3.4)	(2.2)
Eliminations	(0.7)	—	(0.7)	—

	$815.6	$862.0	$(46.4)	(5.4)

Operating income (loss)
Nonwovens	$19.2	$67.7	$(48.5)	(71.6)%
Oriented Polymers	9.4	16.9	(7.5)	(44.4)
Unallocated Corporate	(0.3)	—	(0.3)	—
Eliminations	(1.1)	—	(1.1)	—

	27.2	84.6	(57.4)	(67.8)
Asset impairment	(181.2)	—	(181.2)	—
Plant realignment costs	(7.4)	—	(7.4)	—
Special charges and other unusual items	(1.9)	—	(1.9)	—

	$(163.3)	$84.6	$(247.9)	(293.0)

Net Sales

        Consolidated net sales were $815.6 million in 2001, a decrease of $46.4 million or 5.4% over 2000 consolidated net sales of $862.0 million. The decrease in net sales was due primarily to lower sales volume of $19.4 million that is discussed in more detail below. Foreign currency had a negative impact on sales of $10.7 million and pricing pressure and product mix issues resulted in a decline in sales of $16.3 million.

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

        Industrial and Specialty net sales were $352.0 million in 2001 compared to $375.7 million in 2000, a decrease of $23.7 million or 6.3%. The Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. In addition, longer than anticipated commercialization periods for new products developed using the APEX® technology resulted in delayed sales. Sales also decreased as a result of weaker foreign currencies, predominantly in Europe and Canada, against the U.S. dollar in 2001 compared to 2000.

Operating Income (Loss)

        The consolidated operating loss for fiscal 2001 was $(163.3) million due primarily to unusual charges recorded during the fourth quarter that included asset impairment, plant realignment and special charges as discussed below. Excluding the unusual items, consolidated operating income was $27.2 million in 2001, a decrease of $57.4 million or 67.8% from 2000 consolidated operating income of $84.6 million due to lower operating results in each business segment. Consumer operating income before unusual charges was $29.1 million in 2001 compared to $62.2 million in 2000, a decrease of $33.1 million or 53.3%. Certain specialized manufacturing assets continued to be underutilized due to certain high margin consumer products not returning to historical sales levels. Competitive pricing pressure continued within the spunmelt technology resulting in lower selling prices. Foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar during 2001 compared to 2000. The cost of raw material inputs did not decrease as expected, and these costs could not be passed along to customers due to soft demand. Total consolidated energy costs have increased from 2000 to 2001 by approximately $4.4 million. Selling, general and administrative costs increased approximately $2.1 million as a result of the Company acquiring a majority share in its joint venture in Argentina during mid-2000 (See Note 4. "Acquisition").

        Industrial and Specialty operating loss before unusual charges was $(1.9) million in 2001 compared to $22.4 million in 2000, a decrease of $24.3 million or 108.5%. During 2001 the Company continued to experience product mix issues resulting in sales of lower margin products and lower selling prices. Commercialization periods for certain products developed using the APEX® technology were longer than anticipated, and expected ramp-up of APEX® products failed to materialize during 2001 resulting in increased APEX® costs over year 2000. In 2001 there was increased depreciation relating to the ramp up of the third APEX® line. Certain foreign currencies, predominantly in Europe and Canada, were weaker against the U.S. dollar in 2001 versus 2000. Raw material inputs did not decrease as expected and these costs could not be passed along to customers due to soft demand. In addition, selling, general and administrative costs were negatively affected by higher provisions for bad debt within certain businesses during fiscal 2001.

Asset Impairment, Plant Realignment and Special Charges

        The Company anticipated that the confluence of negative factors would generally subside during the latter part of 2001, particularly during the fourth quarter. However, the anticipated recovery within the Company's businesses did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 70 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million during the three months ended December 29, 2001. The total charge in the fourth quarter consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S., that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million during the three months ended June 30, 2001.

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

Interest Expense and Other

        Interest expense increased $7.6 million, from $91.8 million in 2000 to $99.4 million in 2001. The increase in interest expense is due to a higher average amount of indebtedness outstanding resulting from increased capital spending related to the Company's APEX® expansion, primarily during fiscal 2000. The increased interest expense period over period was partially offset by a decrease in the Company's effective borrowing rates during 2001. However, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by an additional 50 basis point.

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

Liquidity and Capital Resources

	December 28, 2002	December 29, 2001
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$58,147	$46,453
Working capital (deficit), excluding liabilities subject to compromise	219,905	(872,336)
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	244,521	204,681
Total assets	811,319	1,232,214
Total debt	1,092,364	1,099,230
Shareholders' (deficit)	(465,914)	(48,862)
	Fiscal Year Ended
	December 28, 2002	December 29, 2001
	(In Thousands)
Cash flow data:
Net cash provided by operating activities	$35,343	$10,496
Net cash (used in) investing activities	(10,554)	(21,377)
Net cash (used in) provided by financing activities	(15,367)	34,417

Operating Activities

        Net cash provided by operating activities was $35.3 million during 2002, an approximate $24.8 million increase from $10.5 million during 2001. The Company's cash generation from operations in 2002 was positively impacted in an amount equal to $43.2 million, which is the amount of accrued interest on the Senior Subordinated Notes that was reclassified to Liabilities Subject to Compromise. Cash used for operations was negatively impacted during 2002 and 2001 by continuing operating losses; however, as discussed more fully below, due to the Company's Senior Secured Lenders exercising their right to block interest payments to holders of the Company's Senior Subordinated Notes, cash payments for interest were approximately $51.3 million lower in 2002 versus 2001.

        The Company had working capital of approximately $219.9 million at December 28, 2002. Excluding the current portion of indebtedness, working capital was $244.5 million at December 28, 2002, compared to working capital, excluding current potion of indebtedness, at December 29, 2001 of $204.7 million. Accounts receivable on December 28, 2002 was $117.4 million as compared to $125.6 million on December 29, 2001, a decrease of $8.2 million or approximately 6.5%. Accounts receivable represented approximately 57 days of sales outstanding at December 28, 2002 as compared to 56 days outstanding on December 29, 2001. Inventories at December 28, 2002 were approximately $115.7 million, a decrease of $0.3 million over inventories at December 29, 2001 of $116.0 million. The Company had approximately 66 days of inventory on hand at December 28, 2002 versus 63 days of inventory on hand at December 29, 2001, an increase of 4.8%. Accounts payable at December 28, 2002 was $46.1 million as compared to $46.4 million on December 29, 2001, a decrease of $0.3 million or approximately 1.0%. Accounts payable represented 26 days of payables outstanding at December 28, 2002 compared to 25 days of payables outstanding on December 29, 2001.

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees, through fiscal 2002 have been approximately $26.0 million.

        As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Capital expenditures during 2002 totaled $15.4 million, a decrease of $6.1 million from capital spending of $21.4 million in 2001. During the fourth quarter of 2002, the Company entered into an agreement with Reifenhauser & Co. GmbH for the purchase and installation of a Reicofil 3.1 SSXS nonwovens production line ("Line 5") at its San Luis Potosi, Mexico manufacturing site. The total commitment for Line 5 approximates $22.0 million, of which approximately $4.0 million was funded during the fourth quarter of 2002. The remaining portion of the total commitment is expected to be funded during fiscal 2003 and 2004. The Company is evaluating certain financing alternatives for Line 5.

        A complete description of the Company's DIP Facility, Prepetition Credit Facility, Senior Subordinated Notes and Subsidiary Indebtedness is contained in Note 12. "Debt." The Company's Restructured Credit Facility is described below. In addition, the Company's emergence from Chapter 11 is described in Note 28. "Recapitalization."

        The Company's Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit.

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). Over the course of 2001, the Company funded approximately $4.4 million which represented its pro-rata share, of the construction costs of the Saudi Line. The Company was not permitted to acquire more than a 45% interest in the Saudi Line pursuant to Amendment No. 6. Prior to the third quarter of 2002, the Company's equity stake in the Saudi Line was under review pending finalization of the Investment Approval Application between and the Company and its partner which was required to be submitted for approval to the Saudi Arabian government. However, during the third quarter of 2002, it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line and accordingly, the Company recorded a $4.4 million charge to earnings for the write-down of its investment in the Saudi Line during 2002. The Company is exploring its legal and other options and intends to aggressively pursue recovering its investment in the Saudi Line.

        On December 19, 1997, DTA acquired substantially all of the outstanding common and first preferred shares of Dominion, and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the MSA dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At December 28, 2002, the amounts due from Galey for 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.4 million. The Company has fully reserved this balance at

December 28, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

        The Board of Directors declared a quarterly dividend of $0.02 per share during the first quarter in 2001. Amendment No. 6 to the Prepetition Credit Facility prevented the Company from paying dividends on its common stock. The Restructured Credit Facility prevents payments of dividends on all classes of common stock, except for Class C. Dividends on the Class C common stock are limited to an aggregate amount not exceeding $1.0 million in any fiscal year. The Company does not anticipate paying dividends on its common stock in future periods.

Commitments

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.9, $4.5 and $5.9 million in 2002, 2001 and 2000, respectively. Rental income approximated $1.9, $2.4 and $2.3 million in 2002, 2001 and 2000, respectively. As discussed in Note 5. "Property, Plant and Equipment," the Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space within the Nonwovens Division. As a result of the South Brunswick facility sale, the Company's rental income in future periods will be substantially less than that recognized in prior years. The approximate net minimum rental payments required or due under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 28, 2002 are presented in the following table. The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder for an approximate annual rental charge of $0.2 million. Additionally, the Company leased a manufacturing facility from an affiliated entity that the Company believed was comparable to similar properties in the area. The lease was terminated in January 2003 at no cost to the Company. Annual rent expense relating to this terminated lease approximated $0.2 million in 2001, 2000 and 1999, respectively.

        At December 28, 2002, the Company had commitments of approximately $41.9 million related to the purchase of raw materials, maintenance and converting services and approximately $23.2 million related to capital projects, including Line 5. In addition, the Company had outstanding letters of credit, including the Nanhai letter of credit, at December 28, 2002 of approximately $13.9 million. A schedule of the Company's contractual and commercial commitments at December 28, 2002 is presented in tabular form below (in thousands):

	Payments Due by Period
Contractual Obligations
	Total	2003	2004	2005	2006	2007	Thereafter
Debt, including short-term borrowings	$503,375	$25,151	$43,315	$30,401	$354,490	$50,015	$3
Operating leases
Third party/nonaffiliate lease expense	$9,978	$4,088	$3,120	$1,447	$964	$228	$131
Less: sub-lease income	(800)	(452)	(232)	(116)	—	—	—

	$9,178	$3,636	$2,888	$1,331	$964	$228	$131

Other Commercial Commitments	Total Amounts Committed
Purchases of raw materials, maintenance and converting services	$41,900
Capital expenditures	23,200
Letters of Credit, including Nanhai	13,900

Effect of Inflation and Foreign Currency

        Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For a discussion of raw materials and certain adverse foreign currency exchange rate fluctuations during 2002 and 2001, see "Quantitative and Qualitative Disclosures About Market Risk."

New Accounting Standards

        Refer to Note 24. "New Accounting Standards" for a complete discussion of recently issued standards and their anticipated effect on the Company's results of operations.

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

        Business Combinations, Goodwill and Other Intangible Assets:    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company recognized a non-cash charge of $96.7 million, of which approximately $12.8 million was recognized as a cumulative effect of a change in accounting principle, for the write-down of goodwill and other intangibles in accordance with FAS 142 during fiscal 2002.

        Impairment of Long-Lived Assets:    For all applicable periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. When the projected future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The company recognized a non-cash charge of $234.0 million for the write-down of property, plant and equipment in accordance with FAS 144 during fiscal 2002.

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

        Income Taxes:    The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-Term Debt and Interest Rate Market Risk

  Variable Rate Debt

        The variable interest rate applicable to borrowings under the Prepetition Credit Facility was based on, in the case of U.S. dollar denominated loans, the base rate referred to therein or the Eurocurrency rate referred to therein for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was denominated in Dutch guilders, the applicable interest rate was based on the applicable Eurocurrency base rate referred to therein for Dutch guilders, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was denominated in Canadian dollars, the applicable interest rate was based on the Canadian base rate referred to therein, plus a specified margin, of the Bankers' Acceptance discount rate referred to therein, at the Company's option. Under the Forbearance Agreement with the Senior Secured Lenders all borrowings were required to be made at the base rate. At December 28, 2002, the Company had borrowings under the Prepetition Credit Facility of $484.4 million that were subject to interest rate risk. Each hypothetical 1.0% increase in interest rates would have impacted pretax earnings by $4.8 million. The Company's Prepetition Credit Facility was restructured as part of the Modified Plan.

  Fixed Rate Debt

        The fair market value of the Company's long-term fixed interest rate debt was also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term fixed-rate debt at December 28, 2002 was approximately $118.3 million, which was less than its carrying value by approximately $473.2 million. A 100 basis points decrease in the prevailing interest rates at December 28, 2002 would have resulted in an increase in the fair value of fixed rate debt by approximately $2.6 million. A 100 basis points increase in the prevailing interest rates at December 28, 2002 would have resulted in a decrease in fair value of total fixed rate debt by approximately $2.6 million. Fair market values were determined from quoted market prices or based on estimates made by investment bankers. The Company's fixed rate debt was canceled as part of the Modified Plan.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during 2002 certain currencies of countries in which the Company conducts foreign currency denominated business weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        For the year ended December 28, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income, before special items, by approximately $4.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        The Argentine peso, which serves as the functional currency of an Argentine majority-owned subsidiary of the Company, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this region. As a result of the Argentine peso devaluation, the Company has recognized a foreign currency loss of approximately $3.0 million, net of minority interest adjustments, for the year ended December 28, 2002.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Raw material prices as a percentage of sales increased from 41.0% in 2000 to 43.9% in 2001 to 44.8% in 2002. The increase in raw material cost has had a negative impact on operating income because all of the increase could not be passed along to customers.

        During January 2003, several suppliers of key raw materials, including polypropylene and polyethylene, announced price increases to take effect beginning as early as February 2003. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company's cost of goods sold would increase and its EBITDA would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million on an annualized basis in its reported EBITDA. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 28, 2002 and December 29, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Greenville, South Carolina
March 21, 2003, except
for Note 30, as to
which the date is
April 11, 2003

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 28, 2002	December 29, 2001
A S S E T S
Current assets:
Cash and equivalents	$45,901	$28,231
Short-term investments	12,246	18,222
Accounts receivable, net	117,420	125,649
Inventories	115,696	115,953
Deferred income taxes	7,063	11,338
Other	38,173	26,486

Total current assets	336,499	325,879
Property, plant and equipment, net	429,528	711,567
Intangibles and loan acquisition costs, net	33,357	135,995
Deferred income taxes	66	30,655
Other	11,869	28,118

Total assets	$811,319	$1,232,214

L I A B I L I T I E S A N D S H A R E H O L D E R S' (D E F I C I T)
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$46,068	$46,384
Accrued liabilities	42,923	60,267
Income taxes payable	1,886	1,620
Deferred income taxes	567	516
Short-term borrowings	534	12,411
Current portion of long-term debt	24,616	1,077,017

Total current liabilities	116,594	1,198,215
Long-term debt, less current portion	478,224	9,802
Deferred income taxes	22,046	53,106
Other noncurrent liabilities	23,263	19,953

Total liabilities not subject to compromise	640,127	1,281,076
Liabilities Subject to Compromise	637,106	—

Total liabilities	1,277,233	1,281,076
Shareholders' (deficit):
Series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at December 28, 2002 and December 29, 2001	320	320
Non-voting convertible common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	243,722	243,722
(Deficit)	(661,572)	(241,935)
Accumulated other comprehensive (loss)	(48,384)	(50,969)

	(465,914)	(48,862)

Total liabilities and shareholders' (deficit)	$811,319	$1,232,214

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	$755,691	$815,566	$862,035
Cost of goods sold	635,486	676,871	670,012

Gross profit	120,205	138,695	192,023
Selling, general and administrative expenses	101,622	111,474	107,460
Asset impairment	317,898	181,190	—
Plant realignment costs	1,054	7,441	—
Special charges	3,634	1,850	—
Other unusual items	2,608	—	—

Operating income (loss)	(306,611)	(163,260)	84,563
Other expense:
Interest expense, net (contractual interest of $110,052 for the period from May 11, 2002 through December 28, 2002)	71,478	99,406	91,805
Investment loss, net	1,806	5,290	—
Foreign currency and other	15,385	5,408	549

	88,669	110,104	92,354

Loss before Chapter 11 reorganization expenses, income tax expense (benefit), extraordinary item and cumulative effect of change in accounting principle	(395,280)	(273,364)	(7,791)
Chapter 11 reorganization expenses	14,873	—	—

Loss before income tax expense (benefit), extraordinary item and cumulative effect of change in accounting principle	(410,153)	(273,364)	(7,791)
Income tax expense (benefit)	(3,290)	(25,803)	(2,727)

Loss before extraordinary item and cumulative effect of change in accounting principle	(406,863)	(247,561)	(5,064)
Extraordinary item, net of taxes of $399	—	—	741
Cumulative effect of change in accounting principle, net of tax	12,774	—	—

Net loss	$(419,637)	$(247,561)	$(4,323)

Net loss per common share:
Basic:
Average common shares outstanding	32,004	32,004	32,004
Loss before extraordinary item and cumulative effect of change in accounting principle	$(12.71)	$(7.74)	$(0.16)
Extraordinary item, net of tax	—	—	0.02
Cumulative effect of change in accounting principle, net of tax	(0.40)	—	—

Net loss per common share	$(13.11)	$(7.74)	$(0.14)

Diluted:
Average common shares outstanding	32,004	32,004	32,040
Loss before extraordinary item and cumulative effect of change in accounting principle	$(12.71)	$(7.74)	$(0.16)
Extraordinary item, net of tax	—	—	0.02
Cumulative effect of change in accounting principle, net of tax	(0.40)	—	—

Net loss per common share	$(13.11)	$(7.74)	$(0.13)

Cash dividends per share	$—	$0.02	$0.08

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000
(In Thousands, Except Share Data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings/ (Deficit)			Comprehensive Income (Loss)
	Shares	Amount				Total
Balance—January 1, 2000	32,001,800	$320	$243,688	$13,149	$(14,873)	$242,284
Comprehensive income for the year ended January 1, 2000							$22,773

Net (loss)	—	—	—	(4,323)	—	(4,323)	$(4,323)
Foreign currency translation adjustments, net of income tax benefit of $8,804	—	—	—	—	(8,669)	(8,669)	(8,669)
Unrealized holding (loss) on marketable securities, net of income tax benefit of $279	—	—	—	—	(531)	(531)	(531)
Dividends paid	—	—	—	(2,560)	—	(2,560)	—
Exercise of stock options	2,400	—	34	—	—	34	—

Balance December 30, 2000	32,004,200	320	243,722	6,266	(24,073)	226,235
Comprehensive (loss) for the year ended December 30, 2000							$(13,523)

Net (loss)	—	—	—	(247,561)	—	(247,561)	$(247,561)
Foreign currency translation adjustments, including income tax adjustments of $7,543	—	—	—	—	(30,278)	(30,278)	(30,278)
Unrealized holding gain on marketable securities, net of tax benefit of $1,908	—	—	—	—	3,382	3,382	3,382
Dividends paid	—	—	—	(640)	—	(640)	—

Balance December 29, 2001	32,004,200	320	243,722	(241,935)	(50,969)	(48,862)
Comprehensive (loss) for the year ended December 29, 2001							$(274,457)

Net (loss)	—	—	—	(419,637)	—	(419,637)	$(419,637)
Foreign currency translation adjustments, including income tax adjustments of $12,000	—	—	—	—	9,329	9,329	9,329
Unrealized holding gain on marketable securities	—	—	—	—	655	655	655
Minimum pension liability, net of tax	—	—	—	—	(7,399)	(7,399)	(7,399)

Balance—December 28, 2002	32,004,200	$320	$243,722	$(661,572)	$(48,384)	$(465,914)

Comprehensive (loss) for the year ended December 28, 2002							$(417,052)

See accompanying notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Operating activities
Net loss	$(419,637)	$(247,561)	$(4,323)
Adjustments to reconcile loss to net cash provided by operating activities:
Asset impairment	330,672	181,190	—
Loss on investments	1,806	5,290	—
Extraordinary item, net of tax	—	—	(741)
Depreciation and amortization expense	64,339	78,283	72,265
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,229	11,097	3,784
Inventories	257	6,798	(7,411)
Accounts payable and accrued expenses	28,166	(11,621)	(20,507)
Other, net	21,511	(12,980)	8,410

Net cash provided by operating activities	35,343	10,496	51,477
Investing activities
Purchases of property, plant and equipment	(15,379)	(21,440)	(86,022)
Proceeds from sales of marketable securities classified as available for sale	4,830	—	—
Acquisition of businesses, net of cash acquired	—	—	(18,076)
Other, net	(5)	63	(3,720)

Net cash (used in) investing activities	(10,554)	(21,377)	(107,818)
Financing activities
Proceeds from debt	660	80,970	291,520
Payments of debt	(8,291)	(37,583)	(237,435)
Dividends to shareholders	—	(640)	(2,560)
Exercise of stock options	—	—	34
Loan acquisition costs and other, net	(7,736)	(8,330)	(4,834)

Net cash provided by (used in) financing activities	(15,367)	34,417	46,725
Effect of exchange rate changes on cash	8,248	(7,581)	(15,288)

Net increase (decrease) in cash and equivalents	17,670	15,955	(24,904)
Cash and equivalents at beginning of year	28,231	12,276	37,180

Cash and equivalents at end of year	$45,901	$28,231	$12,276

Noncash investing and financing activities
Supplemental information
Cash paid for interest, net of amounts capitalized	$42,179	$93,485	$88,882
Cash paid for income taxes	5,501	7,442	14,520
Acquisition of businesses
Fair value of assets acquired	—	—	47,716
Liabilities assumed and incurred	—	—	(29,640)
Acquisition of businesses, net of cash acquired	—	—	18,076

See accompanying notes.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

        Polymer Group, Inc. (the "Company"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two business segments that include consumer and industrial and specialty. The Company incurred net losses of $419.6 million, $247.6 million and $4.3 million during fiscal 2002, 2001 and 2000, respectively. As a result, a comprehensive financial and business restructuring was undertaken beginning in 2001 and continuing into 2002. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). The Company and these subsidiaries have operated under the jurisdiction of the Bankruptcy Court since such filing. In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly, the Company emerged from Chapter 11 effective March 5, 2003 (the "Effective Date"). A complete description of the Modified Plan is discussed in Note 28. "Recapitalization."

        The Modified Plan generally resulted in the: (i) restructuring of the Company's Prepetition Credit Facility by entering into a Restructured Credit Facility (each as defined); (ii) retirement of in excess of $591.5 million of the Company's obligations under the Senior Subordinated Notes; (iii) payment in full of virtually all Critical Business Relations Claims (as defined); and (iv) cancellation of the Company's old common stock and issuance of new common stock and warrants. The Company entered into Amendment No. 1 to the Restructured Credit Facility ("Amendment No. 1"), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility. A complete discussion of Amendment No. 1, and certain other matters is contained in Note 30. "Recent Developments and Subsequent Event."

Note 2. Significant Accounting Policies

  Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. The preparation of such financial statements assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), all liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities Not Subject to Compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the consolidated statements of operations. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method. The Company's fiscal year ends on the Saturday closest to the last day in December. There were 52 weeks in fiscal 2002, 2001 and 2000.

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

  Cash Equivalents and Interest Income

        Investment securities that mature in three months or less from the date of purchase are considered cash equivalents. Interest and other income approximated $2.6, $2.3 and $2.4 million during 2002, 2001 and 2000, respectively, and consists primarily of income from highly liquid investment sources. Interest expense in the consolidated statements of operations is net of interest and other income and capitalized interest.

  Short-Term Investments

        The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. During 2001, the Company recognized investment losses of $5.3 million, resulting from an unrealized, non-cash valuation loss on short term investments deemed to be "other than temporary" under Staff Accounting Bulletin No. 59. In addition, during 2002, the Company recognized losses of $2.2 million in accordance with Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Such losses, in each case, were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. Management determines the proper classifications of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on the specific identification basis, are included in the determination of net income. As of December 28, 2002, the Company's marketable securities were invested in equity securities with a market value of approximately $12.2 million, and were designated as available for sale.

  Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company identifies delinquent accounts based on specific customer terms and typically does not accrue interest charges on customer balances. The recorded values are separately maintained, even those balances that are fully reserved. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $12.9 million and $12.0 million at December 28, 2002 and December 29, 2001, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law. In 2002, 2001 and 2000, The Procter & Gamble Company ("P&G") accounted for 12%, 13% and 17%, respectively, of the Company's sales. In 2001 and 2000, Johnson & Johnson ("J&J") accounted for 13% and 14%, respectively, of the Company's sales. J&J did not account for 10% or more of the Company's sales in 2002.

  Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of December 28, 2002 and December 29, 2001 consist of the following:

	2002	2001
	(In Thousands)
Finished goods	$56,126	$50,440
Work in process	17,515	19,172
Raw materials	42,055	46,341

	$115,696	$115,953

  Long-Lived Assets

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. Historically, the estimated useful lives established for building and land improvements range from 18 to 33 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 3 to 15 years. In future periods beginning with fiscal 2003, the estimated useful lives of such assets will be lower than prior periods. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.4, $1.5 and $6.6 million of interest costs during 2002, 2001 and 2000, respectively. Loan acquisition costs are amortized over the term of the related debt. The net book value of loan acquisition costs at December 28, 2002 and December 29, 2001 approximated $23.9 million and $28.5 million, respectively.

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company recognized a cumulative effect of a change in accounting principle of approximately $12.8 million related to goodwill during 2002 pursuant to FAS 142. Amortization expense for fiscal 2002, 2001 and 2000 is presented in the following table:

	2002	2001	2000
	(In Thousands)
Amortization of:
Goodwill	$—	$6,123	$5,548
Intangibles with finite lives	3,496	3,601	4,214

Amortization included in selling, general and administrative expense	3,496	9,724	9,762
Loan acquisition costs included in interest expense, net	7,217	4,881	3,342

Total amortization expense	$10,713	$14,605	$13,104

        Amortization expense will be lower in future periods as a result of the adoption of FAS 142 and the application of fresh start accounting pursuant to the Company's emergence from Chapter 11 as discussed in Note 28. "Recapitalization" and Note 29. "Fresh Start Accounting." The Company's current estimate of the aggregate amortization expense for the five succeeding periods is the following (in thousands): 2003 $4,543; 2004 $3,433; 2005 $1,890; 2006 $1,890; 2007 $0. The effect of not amortizing goodwill on net loss for fiscal 2002, 2001 and 2000 is disclosed in the following table. The tax effect of goodwill amortization in prior year periods is not considered significant.

	2002		2001		2000
	Loss Before Extraordinary Item	Net Loss	Loss Before Extraordinary Item	Net Loss	Income/(Loss) Before Extraordinary Item	Net Income/ (Loss)
	(In Thousands, Except Per Share Data)
As reported	$(419,637)	$(419,637)	$(247,561)	$(247,561)	$(5,064)	$(4,323)
Add back: Goodwill amortization	—	—	6,123	6,123	5,548	5,548

Adjusted for goodwill amortization	$(419,637)	$(419,637)	$(241,438)	$(241,438)	$484	$1,225

Earnings Per Share—Basic
As reported	$(13.11)	$(13.11)	$(7.74)	$(7.74)	$(0.16)	$(0.14)
Add back: Goodwill amortization	—	—	0.20	0.20	0.18	0.18

Adjusted for goodwill amortization	$(13.11)	$(13.11)	$(7.54)	$(7.54)	$0.02	$0.04

Earnings Per Share—Diluted
As reported	$(13.11)	$(13.11)	$(7.74)	$(7.74)	$(0.16)	$(0.13)
Add back: Goodwill amortization	—	—	0.20	0.20	0.18	0.18

Adjusted for goodwill amortization	$(13.11)	$(13.11)	$(7.54)	$(7.54)	$0.02	$0.04

  Impairment Evaluation of Long-Lived Assets

        For all periods through December 29, 2001, the Company reviewed the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"). The Company also reviewed long-lived assets for impairment whenever events or circumstances indicated that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate did not exceed the carrying value of the asset, the intangible assets were written down, followed by the other long-lived assets, to fair value. As more fully discussed in Note 10. "Impairment of Long-Lived Assets," the Company recorded a non-cash asset impairment charge in fiscal 2001 of approximately $181.2 million related to the write-down of goodwill and contract intangibles and property, plant and equipment.

        In October 2001, the Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FAS 121 and also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. As more fully discussed in Note 10. "Impairment of Long-Lived Assets," the Company recorded a non-cash asset impairment charge in fiscal 2002 of approximately $317.9 million related to the write-down of goodwill and other intangibles and property, plant and equipment.

  Derivatives

        In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities ("FAS 133") as amended, which the Company adopted effective December 31, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 contains disclosure requirements based on the type of hedge and the market risk that is being hedged. The adoption of FAS 133 at the beginning of fiscal year 2001 had no material impact on the financial condition and operating results of the Company.

  Fair Value of Financial Instruments

        The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, short-term investments, accounts receivable, other assets and accounts payable are reasonable estimates of their fair values. The contract amounts of outstanding letters of credit approximate their fair value. Fair value of the Company's debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at December 28, 2002 and December 29, 2001 was $609.2 and $683.2 million, respectively.

  Income Taxes

        The provision for income taxes and corresponding balance sheet accounts is determined in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future.

  Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $16.3, $17.0 and $18.9 million of research and development expense during 2002, 2001 and 2000, respectively.

  Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $20.3, $22.1 and $19.2 million of shipping and handling costs, during 2002, 2001 and 2000, respectively.

  Selling and Advertising Costs

        The cost of selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $30.1, $29.4 and $29.1 million of selling and advertising costs, during 2002, 2001 and 2000, respectively.

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

        As more fully discussed in Note 4. "Acquisition," the Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. For a brief period of time between the latter part of December 2001 and the first part of January 2002, trading in the Argentine peso was suspended. Thus, the AICPA International Task Force agreed that Emerging Issues Task Force No. 12, "Foreign Currency Translation—Selection of Exchange Rate When Trading is Temporarily Suspended" ("EITF D-12") applies to the financial statement translation. EITF D-12 notes that in instances where there is a temporary suspension in trading of a foreign currency, the rate in effect when trading is resumed should be utilized. For reporting purposes in 2001, the January 11, 2002 market exchange rate (the floating rate) was used to translate transactions subsequent to December 20, 2001. January 11, 2001 represented the date on which trading in this currency resumed. Foreign currency losses in 2001 related to the Argentine peso approximated $2.7 million, net of minority interest adjustments. Foreign currency losses related to the Argentine peso in 2002 approximated $3.0 million, net of minority interest adjustments.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. As noted above under "Short Term Investments," the Company reclassified the unrealized non-cash valuation loss in its short term investments from comprehensive income (loss) to the statement of operations under the caption "Other expense" during fiscal 2002 and 2001 as such losses were determined to be other than temporary. Cumulative foreign currency translation adjustments, minimum pension liability and unrealized (loss) on marketable securities are as follows:

	2002	2001	2000
	(In Thousands)
Cumulative foreign currency translation adjustments	$(41,640)	$(50,969)	$(20,691)
Minimum pension liability, net of tax	(7,399)	—	—
Cumulative unrealized gain (loss) on marketable securities	655	—	(3,382)

Accumulated other comprehensive (loss)	$(48,384)	$(50,969)	$(24,073)

  Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. Due to losses incurred during fiscal 2002, 2001 and 2000, the potential exercise of stock options would have an antidilutive effect on the calculation of earnings per share. Accordingly, there is no difference in the determination of basic and diluted earnings per share. A reconciliation of the amounts included in the computation of loss per share for fiscal 2002, 2001 and 2000 is presented in the following table (in thousands, except per share data):

	2002	2001	2000
Basic loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle available to common shareholders	$(406,863)	$(247,561)	$(5,064)

Average common shares outstanding	32,004	32,004	32,004
Loss per share before extraordinary item and cumulative effect of change in accounting principle available to common shareholders	$(12.71)	$(7.74)	$(0.16)

Diluted loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle available to common shareholders	$(406,863)	$(247,561)	$(5,064)

Average common shares outstanding	32,004	32,004	32,004
Effect of dilutive securities—stock options	—	—	36

Average common shares outstanding—assuming dilution	32,004	32,004	32,040

Loss per share before extraordinary item and cumulative effect of change in accounting principle available to common shareholders	$(12.71)	$(7.74)	$(0.16)

Note 3. Chapter 11 Proceedings

  Description of Chapter 11 Proceedings and Financial Restructuring

        Due to the financial impact of economic and business factors upon the Company's business, as outlined under "Note 1. Nature of Operations and Business Conditions" in its Annual Report on Form 10-K for fiscal 2001, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the leverage covenant, as of December 29, 2001 the Company was in default under the Prepetition Credit Facility (as defined herein). Because of this default, the lenders under the Prepetition Credit Facility (the "Senior Secured Lenders") exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

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

        In evaluating the various restructuring options, the Company decided to maintain negotiations with MatlinPatterson Global Opportunities Partners L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002 setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes then owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principle amount of the Senior Subordinated Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the "Exchange Offer").

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

        The Dismissal Agreement also provided that the Company would seek an amendment of the Prepetition Credit Facility to permit it to file a voluntary petition for one of its wholly owned, South Carolina-registered subsidiaries in the South Carolina Bankruptcy Court. Pursuant to Amendment No. 7, dated as of April 4, 2002, the Senior Secured Lenders agreed to amend the Prepetition Credit Facility to permit this filing. On April 23, 2002, the Debtors filed a voluntary petition for Bonlam (S.C.), Inc. ("Bonlam (S.C.)"), in the South Carolina Bankruptcy Court. The Dismissal Agreement further provided that the Company would extend the expiration of the Exchange Offer through May 15, 2002. The Company and GOF also agreed to forbear through, and including, May 15, 2002, from implementing any modifications to the Senior Subordinated Notes and the indentures governing them. The Petitioning Creditors agreed to forbear through and including, May 12, 2002 (the "Forbearance Period"), from exercising any and all remedies under the applicable indentures, the Senior Subordinated Notes or any applicable law, including any filing of an involuntary petition against any of the Debtors. During the Forbearance Period, the Company agreed (i) not to file a voluntary petition for relief under the Bankruptcy Code in a jurisdiction other than Columbia, South Carolina, and (ii) to contest any involuntary petition under the Bankruptcy Code filed in any such other jurisdiction, in each case, without the prior written consent of the Petitioning Creditors. GOF and the Petitioning Creditors agreed not to file an involuntary petition against the Company in any venue other than the South Carolina Bankruptcy Court.

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        To enhance the Debtors' ability to implement a restructuring and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the bank term sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Secured Lenders and GOF. With the support of these substantial creditors, the Debtors were seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company (prior to the conversion of the preferred stock or new senior notes, each referred to below) (which would be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of Senior Subordinated Notes held, $120 in principal of new Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which would not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which would be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company were purchased and that the new investment generated gross proceeds of $50.0 million in cash and resulted in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $500,000 for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the Committee's objection. The Plan was not confirmed and thus the Company filed the Modified Plan as more fully discussed in Note 28. "Recapitalization."

  Chapter 11 Costs and Financial Restructuring Expenses

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees through fiscal 2002 have been approximately $26.0 million.

Note 4. Acquisition

        During 2000, the Company acquired an additional 10% interest in Dominion Nonwovens Sudamerica S.A. ("DNS"), an Argentine joint venture. DNS manufactures and markets nonwoven products for predominant use in consumer applications. The incremental 10% acquisition increased the Company's 50% interest in DNS, which was previously accounted for using the equity method of accounting, to a 60% majority interest. The transaction was accounted for using the purchase method of accounting and results of operations for DNS have been included in the Company's results since the date of acquisition. The total acquisition price of approximately $18.1 million for the Company's 60% majority interest has been allocated to the underlying assets acquired and liabilities assumed based on their fair value at the date of purchase. Supplemental pro forma information for the DNS acquisition has not been presented, as it is not material to the consolidated results of operations.

Note 5. Property, Plant and Equipment

        Property, plant and equipment as of December 28, 2002 and December 29, 2001, consist of the following:

	2002	2001
	(In Thousands)
Cost:
Land	$12,829	$15,287
Buildings and land improvements	122,099	154,709
Machinery, equipment and other	592,681	800,384
Construction in progress	9,337	15,132

	736,946	985,512
Less accumulated depreciation	(307,418)	(273,945)

	$429,528	$711,567

        Depreciation charged to expense was $60.8, $68.5, and $62.5 million during 2002, 2001 and 2000, respectively. As discussed more fully under Note 10. "Impairment of Long-Lived Assets," the Company recorded an impairment charge related to property, plant and equipment of approximately $234.0 and $80.8 million during 2002 and 2001, respectively. In addition, the Company sold its Dayton, New Jersey ("South Brunswick") facility for approximately $10.2 million, net of expenses of $0.4 million, during December 2002 at no material gain or loss. Proceeds from the sale were maintained in an escrow account outside of the Company's control prior to emergence from Chapter 11 and thus have been classified within "Other current assets" in the consolidated balance sheet at December 28, 2002. The proceeds from the sale of South Brunswick were used to reduce amounts outstanding under the Restructured Credit Facility during 2003 as more fully discussed in Note 28. "Recapitalization."

Note 6. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs as of December 28, 2002 and December 29, 2001, consist of the following:

	2002	2001
	(In Thousands)
Cost:
Goodwill	$5,917	$124,756
Proprietary technology	10,783	29,325
Loan acquisition costs and other	46,197	42,918

	62,897	196,999
Less accumulated amortization	(29,540)	(61,004)

	$33,357	$135,995

        Amortization charged to expense, excluding the amortization of loan acquisition costs, was $3.5, $9.7 and $9.8 million during 2002, 2001 and 2000, respectively. Accumulated amortization related to goodwill was $0.4 and $28.7 million as of December 28, 2002 and December 29, 2001, respectively. The difference in accumulated amortization between 2002 and 2001 is due to the write-off of intangibles during 2002 pursuant to FAS 142. As discussed more fully under Note 10. "Impairment of Long-Lived Assets," the Company recorded an impairment charge related to intangible assets of approximately $83.9 and $100.4 million during 2002 and 2001, respectively.

Note 7. Accrued Liabilities

        Accrued liabilities as of December 28, 2002 and December 29, 2001, consist of the following:

	2002	2001
	(In Thousands)
Not Subject to Compromise:
Interest payable	$3,365	$24,454
Salaries, wages and other fringe benefits	11,572	11,573
Other	27,986	24,240

	$42,923	$60,267

        Accrued interest at December 29, 2001 included interest of approximately $23.5 million on the Senior Subordinated Notes. Accrued interest at December 28, 2002 of $43.2 million on the Senior Subordinated Notes is classified as "Subject to Compromise" in the consolidated balance sheet. Refer to Note 11. "Liabilities Subject to Compromise."

Note 8. Commitments and Contingencies

  Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.9, $4.5 and $5.9 million in 2002, 2001 and 2000, respectively. Rental income approximated $1.9, $2.4 and $2.3 million in 2002, 2001 and 2000, respectively. As discussed in Note 5. "Property, Plant and Equipment," the Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space within the Nonwovens Division. As a result of the South Brunswick facility sale, the Company's rental income in future periods will be substantially less than that recognized in prior years. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 28, 2002 are presented in the following table. Refer to Note 22. "Related Party Transactions" for a discussion of leases between the Company and affiliated entities.

	Gross Minimum Rental Payments	Lease and Sub- Lease (Income)	Net Minimum Rental Payments
	(In Thousands)
2003	$4,088	$(452)	$3,636
2004	3,120	(232)	2,888
2005	1,447	(116)	1,331
2006	964	—	964
2007	228	—	228
Thereafter	131	—	131

	$9,978	$(800)	$9,178

Purchase Commitments

        At December 28, 2002, the Company had commitments of approximately $41.9 million related to the purchase of raw materials, maintenance and converting services and approximately $23.2 million related to capital projects. Included in the capital project commitment is Line 5 defined below.

        During the fourth quarter of 2002, the Company entered into an agreement with Reifenhauser GmbH & Co. for the purchase and installation of a Reicofil 3.1 SSXS nonwovens production line ("Line 5") at its San Luis Potosi, Mexico manufacturing site. The total commitment for Line 5 approximates $22.0 million, of which approximately $4.0 million was funded toward the project during the fourth quarter of 2002. The remaining portion of the total commitment is expected to be funded during fiscal 2003 and 2004. The Company is evaluating certain financing alternatives for Line 5.

Collective Bargaining Agreements

        At December 28, 2002, the Company had approximately 3,772 employees worldwide. Approximately 1,528 employees are represented by labor unions or trade councils, which have entered into separate collective bargaining agreements with the Company. Approximately 11.8% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

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

Note 9. Business Restructuring

        During the first quarter of 2001, the Company announced that its operating results would be substantially below previous expectation due to a number of factors that were a carry-over from 2000. First, demand for certain high margin products did not return to forecasted levels resulting in certain specialized manufacturing assets remaining underutilized. Second, the commercialization periods for certain APEX® programs were longer than anticipated, and the expected ramp-up of APEX® products failed to materialize in 2001. Third, raw material prices did not decline as anticipated, and soft demand prevented the Company from passing the increased raw material costs along to customers. Fourth, pricing pressure and margin erosion within the spunmelt technologies continued to impact results of operations and the company experienced order reductions and an unfavorable shift in product mix due to certain customers' adjustments, and demand for certain consumer products failed to accelerate as originally expected. Finally, the Company experienced increased interest costs as a result of failing to comply with the covenants in the Prepetition Credit Facility

        The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter half of 2001, particularly in the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned in the latter half of 2001; therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 160 employees in the U.S. and approximately 190 employees in Europe. As a result of the realignment, the Company recorded a pre-tax charge of $5.8 million during the fourth quarter of 2001 ($4.2 million, net of tax) in accordance with Emerging Tasks Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The total charge in the fourth quarter of 2001 consisted of personnel and facility closing costs. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S. that primarily involved headcount reductions of approximately 90 employees. Accordingly, the Company recorded a pre-tax charge of $1.7 million ($1.2 million, net of tax) during the second quarter of 2001 in accordance with EITF 94-3. Each of the plant realignment programs in 2001 occurred predominantly within the Nonwovens Division.

        The Company's restructuring program continued into 2002 on a smaller scale than that which was undertaken in 2001. Such restructurings included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division. The total plant realignment charge in 2002 and 2001 related to the restructuring approximated $8.5 million. Cash outlays in 2002 and 2001 associated the Company's business restructuring approximated $7.6 million. The Company accounted for the restructurings in 2002 in accordance with EITF 94-3. Any further restructurings undertaken by the Company beginning in fiscal 2003 will be accounted for in accordance with FAS 146 as discussed in Note 24. "New Accounting Standards." A summary of the business restructuring activity during 2002 and 2001 is presented in the following table (in thousands):

Employee Termination and Facility Closing Costs
2001 plant realignment charge:
First Quarter	$—
Second Quarter	1,660
Third Quarter	—
Fourth Quarter	5,781

Total plant realignment charge	7,441
Cash payments and adjustments	(1,199)

Plant realignment liability as of December 29, 2001	$6,242

2002 plant realignment charge:
First Quarter	$176
Second Quarter	381
Third Quarter	356
Fourth Quarter	141

Total plant realignment charge	1,054
2002 cash payments and adjustments:
First Quarter	(1,425)
Second Quarter	(1,164)
Third Quarter	(1,562)
Fourth Quarter	(2,252)

Plant realignment liability as of December 28, 2002	$893

Note 10. Impairment of Long-Lived Assets

        As discussed in Note 2. "Significant Accounting Policies," the Company reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining recorded asset values. In connection with the restructuring undertaken in the fourth quarter of 2001, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million, consisting of the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European Nonwovens business. After careful assessment of various factors relevant to these assets, including the continuation of those factors previously described combined with lower than expected operating results particularly in the fourth quarter of 2001, and in connection with the comprehensive business realignment previously discussed, the Company wrote-down the value of such assets to their estimated fair market value based on estimated discounted future cash flows or third party appraisals, each in accordance with FAS 12I. During the fourth quarter of 2002, based upon further reviews of the Company's long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million) related predominantly to production assets within the U.S. and European Nonwovens business in accordance with FAS 142 and FAS 144. Further asset write-downs may be required as part of the Company's application of "fresh-start" accounting adjustments pursuant to SOP 90-7; however, the extent of such adjustments and the amount of such write-downs is not presently determinable. A summary of the asset impairments in fiscal 2002 and 2001 is presented in the following table (in thousands):

Write-down of Intangibles and Machinery and Equipment
2001 asset impairment charge:
Property, plant and equipment	$80,854
Goodwill and contract intangibles	100,336

Total 2001 impairment	$181,190

2002 asset impairment charge:
Property, plant and equipment	$234,002
Goodwill and other intangibles	83,896

Total 2002 impairment	$317,898

        As discussed in Note 2. "Significant Accounting Policies," the Company recorded a cumulative effect of a change in accounting principle of $12.8 million related to goodwill during fiscal 2002 pursuant to FAS 142.

Note 11. Liabilities Subject to Compromise

        Liabilities subject to compromise at December 28, 2002, is presented in the following table and have been classified according to provisions of the Modified Plan. Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. Accordingly, no interest has been accrued on the Company's Senior Subordinated

Notes after the Petition Date. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 28, 2002 are identified below (in thousands):

9% Senior Subordinated Notes, net of unamortized debt discount	$391,982
8 3/4% Senior Subordinated Notes	196,500
Interest accrued on senior subordinated notes	43,175
Other—consisting primarily of Dominion Textile (USA) Inc. Guaranteed Senior Notes and certain costs associated with the MSA (as defined) between Galey and the Company	5,449

$637,106

        During the Chapter 11 process in fiscal 2002, the Company classified Critical Business Relations Claims as Subject to Compromise in the consolidated balance sheet because the contingency of emerging from bankruptcy existed at each quarterly reporting date during the year. However, under the Modified Plan, virtually all Critical Business Relations Claims, which totaled $14.5 million at December 28, 2002, will be paid in full. Such amounts have therefore been classified as Not Subject to Compromise at December 28, 2002 as a result of the Company's emergence from Chapter 11 on March 5, 2003 and provisions under the Modified Plan that result in payment of such claims.

Note 12. Debt

        Short-term borrowings, which are not subject to compromise, amounted to approximately $0.5 million and $12.4 million at December 28, 2002 and December 29, 2001, respectively. These amounts are composed of local borrowings by international subsidiaries. Debt, excluding short-term borrowings, as of December 28, 2002 and December 29, 2001, consists of the following (in thousands):

	2002	2001
Subject to Compromise:
Senior subordinated notes, due July 2007, interest rate 9%, subject to redemption on or after July 1, 2002 at the option of the Company based on certain redemption prices—restructured in connection with the Company's emergence from Chapter 11	$395,000	$395,000
Senior subordinated notes, due March 2008, interest rate 8.75%, subject to redemption on or after March 1, 2003 at the option of the Company based on certain redemption prices—restructured in connection with the Company's emergence from Chapter 11	196,500	196,500
Less: Unamortized debt discount	(4,018)	(4,232)

	587,482	587,268
Other	1,509	—

	$588,991	587,268

Less: Current maturities		(587,268)

		$—

Not Subject to Compromise:
Prepetition Credit Facility, interest rates for U.S. dollar loans are based on LIBOR or prime; Canadian dollar loans are based on Canadian base rates and Dutch guilder loans are based on Eurocurrency rates—restructured in connection with the Company's emergence from Chapter 11:
Revolving Credit Facility—interest at rates ranging from 6.19% to 10.00% in 2002 and 6.19% to 9.5% in 2001	$216,418	$216,325
Term Loans—interest at rates ranging from 6.69% to 9.50% in 2002 and 6.69% 6.94% in 2001	268,060	268,060
Other	18,362	15,166

	502,840	499,551
Less: Current maturities	(24,616)	(489,749)

	$478,224	$9,802

        DIP Facility—On May 13, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $125 million in debtor-in-possession financing with JPMorgan Chase Bank as administrative agent, which was approved by the Bankruptcy Court on May 29, 2002. Under such terms, the Company, as borrower, was permitted to make revolving credit borrowings in an amount not exceeding the lesser of $125 million or the Borrowing Base (as defined in the DIP Facility). The DIP Facility was to terminate and the borrowings thereunder were to be due and payable upon the earliest of (i) the maturity date (i.e. May 30, 2003), (ii) the date of the substantial consummation of a plan of reorganization that was confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who were a party to the DIP Facility and the termination of the total commitment under the DIP Facility. The interest rate applicable to borrowings under the DIP Facility and financial covenants were customary for financings of this type. Borrowings under the DIP Facility were guaranteed by each of the Company's direct and indirect domestic subsidiaries. There were no borrowings under the DIP Facility. The DIP Facility was terminated concurrently with the Company's emergence from Chapter 11.

        Prepetition Credit Facility—The Company's Credit Facility (as amended through and including Amendment No. 7, the "Prepetition Credit Facility") provided for secured revolving credit borrowings with aggregate commitments of up to $325.0 million and aggregate term loans of $275.0 million. Subject to certain terms and conditions, a portion of the Prepetition Credit Facility could be used for letters of credit of which approximately $13.9 million was outstanding on December 28, 2002. Amendment No. 6 imposed a limit of $260.0 million under the revolving portion of the Prepetition Credit Facility for borrowings and outstanding letters of credit, with not more than $15.0 million of such revolving borrowings permitted to be outstanding in Canadian dollar equivalent borrowings. Each and all of the direct and indirect domestic subsidiaries of the Company guaranteed all indebtedness under the Prepetition Credit Facility, on a joint and several basis. The Prepetition Credit Facility and the related guarantees were secured by (i) a lien on substantially all of the assets of the Company and its domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, (iii) a lien on substantially all of the assets of direct foreign borrowers (to secure direct borrowings by such borrowers), and (iv) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Prepetition Credit Facility were generally equal to a percentage of the daily-unused amount of such commitment. The Prepetition Credit Facility contained covenants and events of default customary for financings of this type, to include leverage, fixed charge coverage and net worth. The revolving portion of the Prepetition Credit Facility was to terminate in June 2003. The term loan portion was to terminate in December 2005 and December 2006. The loans were subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt issuances.

        The interest rate applicable to borrowings under the Prepetition Credit Facility was based on, in the case of U.S. dollar denominated loans, a specified base rate or a specified Eurocurrency base rate for U.S. dollars, at the Company's option, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was denominated in Dutch guilders, the applicable interest rate was to be based on the specified Eurocurrency base rate for Dutch guilders, plus a specified margin. In the event that a portion of the Prepetition Credit Facility was to be denominated in Canadian dollars, the applicable interest rate is based on the specified Canadian base rate plus a specified margin or the bankers' acceptance discount rate at the Company's option.

        Under the terms of the Forbearance Agreement, as discussed below, with the Senior Secured Lenders, the Company was prevented from making any additional borrowings under the Prepetition Credit Facility in excess of the amounts outstanding on December 30, 2001. In addition, all borrowings under the Prepetition Credit Facility were required to be made under the base rate option. The following table provides detail on the revolving credit and term loan components of the Company's Prepetition Credit Facility at December 28, 2002 and December 29, 2001 (in thousands):

	2002	2001
Revolving Credit (Excluding Letters of Credit):
Revolving Credit A (U.S. and Dutch borrowings)	$210,000	$210,000
Revolving Credit B (Canadian borrowings)(1)	6,418	6,325

Total Revolving Credit	216,418	216,325
Term Loans (all US borrowings):
Term Loan B	121,000	121,000
Term Loan B-1	48,560	48,560
Term Loan C	98,500	98,500

Total Term Loans	268,060	268,060

Total amounts outstanding under Prepetition Credit Facility	$484,478	$484,385

(1)
The change in Revolving Credit B balances at December 28, 2002 over December 29, 2001 results from foreign currency translation rate differences at such dates between the Canadian dollar and U.S. dollar. The Canadian dollar equivalent of the Revolving Credit B borrowings approximates Cdn $10.1 million at December 28, 2002 and December 29, 2001. There were no borrowings under the Prepetition Credit Facility during fiscal 2002.

        The Prepetition Credit Facility was restructured concurrently with the Company's emergence from Chapter 11. See "Other" below for further discussion of the Company's Prepetition Credit Facility and Note 28. "Recapitalization," for further discussion of the Company's financial restructuring.

        Senior Subordinated Notes—In March 1998, the Company issued $200 million of 8 3/4% Senior Subordinated Notes due 2008 (the "March 1998 Notes") in a private placement transaction pursuant to an indenture dated as of March 1, 1998. In August 1998, the Company completed its exchange of $200 million of the March 1998 Notes, Series B (the "8 3/4% Senior Subordinated Notes") which have been registered for public trading for all outstanding March 1998 Notes. In July 1997, the Company issued $400 million of 9% Senior Subordinated Notes due 2007 (the "July 1997 Notes") in a private placement transaction pursuant to an indenture dated as of July 1, 1997. In October 1997, the Company completed its exchange of the $400 million of July 1997 Notes, Series B (the "9% Senior Subordinated Notes"), which have been registered for public trading for all the outstanding July 1997 Notes. During 2000, the Company purchased $8.5 million principal amount of its Senior Subordinated Notes and recognized an extraordinary gain of $0.7 million, net of taxes, on the retirement of these notes.

        The 8 3/4% Senior Subordinated Notes and the 9% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") were unsecured senior subordinated indebtedness of the Company and were subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinated Notes indenture contained several covenants, including limitations on: (i) indebtedness, certain restricted payments, liens, transactions with affiliates, dividend and other payment restrictions affecting certain subsidiaries, guarantees by certain subsidiaries, certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales. In addition, in the event of certain defaults under the Prepetition Credit Facility, the Senior Secured Lenders under the Prepetition Credit Facility were entitled to exercise a right to block any payments of interest or principal on the Senior Subordinated Notes for, in general, up to 179 days during any period of 360 consecutive days. In such event, a failure by the Company to make any such required payment would be an event of default under the Senior Subordinated Notes.

        The Senior Subordinated Notes were restructured concurrently with the Company's emergence from Chapter 11. See "Other" below for further discussion of the Company's Senior Subordinated Notes.

        Subsidiary Indebtedness—The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China which is scheduled to mature in April 2004. At December 28, 2002, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet. At December 28, 2002, Nanhai had cash and cash equivalents on hand of approximately $3.0 million and working capital of approximately $10.6 million.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $7.1 million at December 28, 2002 with current maturities of approximately $3.7 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at December 28, 2002 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At December 28, 2002, DNS had cash and cash equivalents on hand of approximately $0.9 million and working capital of $6.6 million, excluding current debt. Including current debt, DNS working capital was approximately $2.9 million at December 28, 2002.

        In order to support working capital requirements at Vateks Tekstil Sayani ve Ticaret AS ("Vateks"), an 80% majority owned subsidiary in Istanbul, Turkey, the Company has deposited through the European parent company of Vateks, approximately $6.5 million with a member of its European bank group who in turn has funded an approximate equivalent amount to Vateks. The amount owed by Vateks to the bank member is secured by this deposit.

        Other—As of December 29, 2001 the Company was in default under the Prepetition Credit Facility. Because of this default, the Senior Secured Lenders exercised their right to block the payment of interest due January 2, 2002 and July 2, 2002 to the holders of the 9% Senior Subordinated Notes and the interest payment due on March 1, 2002 and September 1, 2002 to the holders of the 8 3/4% Senior Subordinated Notes. The Company's failure to pay interest on the outstanding Senior Subordinated Notes prior to the expiration of the 30-day grace period constituted an event of default under such notes.

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

        As part of the Company's emergence from Chapter 11, the Prepetition Credit Facility was restructured into the Third Amended, Restated and Consolidated Credit Agreement dated as of March 5, 2003 (the "Restructured Credit Facility") which is more fully discussed in Note 28, "Recapitalization". Long-term debt maturities, based on the Recapitalization, consist of the following (in thousands): 2003 $24,616; 2004 $43,315; 2005 $30,401; 2006 $354,490; 2007 $50,015 and thereafter $3.

        At December 29, 2001 the Company's Senior Subordinated Notes were classified as a current liability due to the previously described defaults; however, at December 28, 2002, the Senior Subordinated Notes were classified as Subject to Compromise.

        Refer to Note 30. "Recent Developments and Subsequent Event" for a complete discussion of Amendment No. 1 which was effective as of March 29, 2003 and certain other matters.

Note 13. Condensed Consolidating Financial Statements

        Certain of the Company's wholly-owned subsidiaries unconditionally guarantee payment of the Company's senior subordinated notes, jointly and severally, on a senior subordinated basis. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following sets forth condensed consolidating financial statements (in thousands):

Condensed Consolidating Balance Sheet
As of December 28, 2002

ASSETS	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Cash and investments	$8,966	$29,844	$18,496	$841	$58,147
Accounts receivable, net	33,556	83,864	—	—	117,420
Inventories	43,373	72,276	—	47	115,696
Other	28,114	14,492	11,028	(8,398)	45,236

Total current assets	114,009	200,476	29,524	(7,510)	336,499
Investment in subsidiaries	614,273	—	987,759	(1,602,032)	—
Property, plant and equipment, net	212,933	216,595	—	—	429,528
Other	1,401,475	198,445	85,748	(1,640,376)	45,292

Total assets	$2,342,690	$615,516	$1,103,031	$(3,249,918)	$811,319

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and other	$19,174	$47,442	$24,866	$(38)	$91,444
Short-term borrowings	—	10,014	(9,480)	—	534
Current portion of long-term debt	3	11,031	13,582	—	24,616

Total current liabilities	19,177	68,487	28,968	(38)	116,594
Long-term debt, less current portion	—	4,265	473,959	—	478,224
Other	1,278,501	307,877	1,066,018	(1,969,981)	682,415
Shareholders' equity (deficit)	1,045,012	234,887	(465,914)	(1,279,899)	(465,914)

Total liabilities and shareholders' equity (deficit)	$2,342,690	$615,516	$1,103,031	$(3,249,918)	$811,319

Condensed Consolidating Balance Sheet
As of December 29, 2001

ASSETS	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Cash and investments	$1,201	$16,816	$25,642	$2,794	$46,453
Accounts receivable, net	47,743	78,650	—	(744)	125,649
Inventories	46,538	69,598	—	(183)	115,953
Other	19,662	12,171	6,899	(908)	37,824

Total current assets	115,144	177,235	32,541	959	325,879
Investment in subsidiaries	618,928	—	583,137	(1,202,065)	—
Property, plant and equipment, net	456,042	255,143	289	93	711,567
Other	875,153	214,027	474,237	(1,368,649)	194,768

Total assets	$2,065,267	$646,405	$1,090,204	$(2,569,662)	$1,232,214

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and other	$41,550	$48,244	$65,962	$(46,969)	$108,787
Short-term borrowings	—	10,086	2,325	—	12,411
Current portion of long-term debt	6	5,357	1,071,654	—	1,077,017

Total current liabilities	41,556	63,687	1,139,941	(46,969)	1,198,215
Long-term debt, less current portion	1,552	14,575	(6,325)	—	9,802
Other	1,125,883	269,470	5,450	(1,327,744)	73,059
Shareholders' equity (deficit)	896,276	298,673	(48,862)	(1,194,949)	(48,862)

Total liabilities and shareholders' equity (deficit)	$2,065,267	$646,405	$1,090,204	$(2,569,662)	$1,232,214

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 28, 2002

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$393,304	$404,579	$—	$(42,192)	$755,691
Gross profit	37,397	82,747	—	61	120,205
Operating income (loss)	(243,626)	(48,966)	(8,878)	(5,141)	(306,611)
Interest expense, income taxes and other, net	13,197	(30,032)	(410,759)	314,568	(113,026)

Net income (loss)	$(230,429)	$(78,998)	$(419,637)	$309,427	$(419,637)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$444,322	$403,296	$—	$(32,052)	$815,566
Gross profit	45,262	94,358	—	(925)	138,695
Operating income (loss)	(178,089)	17,908	(2,445)	(634)	(163,260)
Interest expense, income taxes and other, net	(34,465)	34,603	245,116	(160,953)	84,301

Net loss	$(143,624)	$(16,695)	$(247,561)	$160,319	$(247,561)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 30, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$494,061	$390,369	$—	$(22,395)	$862,035
Gross profit	94,719	97,389	—	(85)	192,023
Operating income (loss)	29,324	55,721	(397)	(85)	84,563
Interest expense, income taxes and other, net	(12,686)	41,170	3,926	56,476	88,886

Net income (loss)	$42,010	$14,551	$(4,323)	$(56,561)	$(4,323)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 28, 2002

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,688	$22,894	$3,704	$(1,943)	$35,343
Net cash provided by (used in) investing activities	(4,929)	(10,450)	4,825	—	(10,554)
Net cash provided by (used in) financing activities	—	(5,306)	(10,061)	—	(15,367)
Effect of exchange rate changes on cash	2,008	5,878	362	—	8,248

Net change in cash and equivalents	7,767	13,016	(1,170)	(1,943)	17,670
Cash and equivalents at beginning of year	1,199	16,828	7,420	2,784	28,231

Cash and equivalents at end of year	$8,966	$29,844	$6,250	$841	$45,901

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 29, 2001

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,709	$38,488	$(103,582)	$56,881	$10,496
Net cash provided by (used in) investing activities	(19,684)	(40,862)	93,168	(53,999)	(21,377)
Net cash provided by (used in) financing activities	(185)	(13,084)	47,686	—	34,417
Effect of exchange rate changes on cash	1,696	21,048	(30,227)	(98)	(7,581)

Net change in cash and equivalents	536	5,590	7,045	2,784	15,955
Cash and equivalents at beginning of year	663	11,238	375	—	12,276

Cash and equivalents at end of year	$1,199	$16,828	$7,420	$2,784	$28,231

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 30, 2000

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$53,894	$25,293	$(14,160)	$(13,550)	$51,477
Net cash provided by (used in) investing activities	(66,307)	(31,952)	(24,430)	14,871	(107,818)
Net cash provided by (used in) financing activities	(2,932)	(18,365)	68,022	—	46,725
Effect of exchange rate changes on cash	79	16,009	(30,055)	(1,321)	(15,288)

Net change in cash and equivalents	(15,266)	(9,015)	(623)		(24,904)
Cash and equivalents at beginning of year	15,929	20,253	998	—	37,180

Cash and equivalents at end of year	$663	$11,238	$375	$—	$12,276

Note 14. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Current:
Federal and state	$907	$1,368	$(5,101)
Foreign	3,062	1,258	7,532
Deferred:
Federal and state	(2,671)	(27,785)	(4,951)
Foreign	(4,588)	(644)	(207)

Income tax (benefit) before extraordinary item	(3,290)	(25,803)	(2,727)
Income tax from:
Extraordinary item, gain from early extinguishment of debt	—	—	399
Cumulative effect of change in accounting principle	—	—	—

Total income tax expense (benefit)	$(3,290)	$(25,803)	$(2,328)

        At December 28, 2002, the Company had: (i) operating loss carryforwards of approximately $236.3 million for federal income tax purposes expiring beginning in the year 2020; (ii) German operating loss carryforwards of approximately $32.8 million with no expiration date; (iii) Turkish operating loss carryforwards of approximately $1.3 million expiring in 2007; (iv) Mexican operating loss carryforwards of approximately $4.4 million expiring beginning in 2010; (v) Canadian operating loss carryforwards of approximately $7.9 million expiring beginning in 2005 and (vi) Canadian capital loss carryforwards of approximately $3.0 million with no expiration date. A portion of the loss carryforwards is available for carryback to prior years. Accounting recognition has been given to the extent tax refunds would be available upon carryback of the loss. No accounting recognition has been given to the potential income tax benefit related to the remaining loss carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total liability that would be incurred upon such a distribution. Significant components of the Company's deferred tax assets and liabilities as of December 28, 2002 and December 29, 2001 are as follows:

	2002	2001
	(In Thousands)
Deferred tax assets:
Provision for bad debts	$3,420	$2,893
Inventory capitalization and allowances	4,121	3,086
Net operating loss and capital loss carryforwards	100,508	61,529
Tax credits	8,861	8,727
Foreign currency translation adjustment	—	12,000
Foreign tax credits	11,675	12,152
Fixed assets and intangibles, net	38,691	—
Other	11,174	5,119

Total deferred tax assets	178,450	105,506
Valuation allowance	(160,614)	(57,088)

Net deferred tax assets	17,836	48,418
Deferred tax liabilities:
Fixed assets and intangibles, net	(25,013)	(45,396)
Other, net	(8,307)	(14,651)

Total deferred tax liabilities	(33,320)	(60,047)

Net deferred tax liabilities	$(15,484)	$(11,629)

        Taxes on income (loss) are based on earnings as follows:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Domestic	$(325,496)	$(257,008)	$(31,003)
Foreign	(84,657)	(16,356)	23,212

	$(410,153)	$(273,364)	$(7,791)

        The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Computed income tax (benefit) at statutory rate	$(143,554)	$(95,677)	$(2,727)
Goodwill and other, including impairment	33,502	37,463	1,257
Valuation allowance	105,505	36,404	5,081
Interest	(2,221)	(2,036)	(1,832)
Tax credits	(349)	(333)	(2,869)
Effect of foreign operations, net	2,180	300	(954)
Chapter 11 reorganization costs	3,057	—	—
Other, net	(1,410)	(1,924)	(683)

Provision for income taxes (benefit) before extraordinary item and cumulative effect of change in accounting principle	(3,290)	(25,803)	(2,727)
Income tax related to extraordinary item	—	—	399
Income tax related to cumulative effect of change in accounting principle	—	—	—

Provision for income taxes (benefit)	$(3,290)	$(25,803)	$(2,328)

Note 15. Stock Option and Employee Stock Purchase Plans

  Stock Option Plan

        The Company's stock option plans included the 1996 Key Employee Stock Option Plan (the "1996 Plan") and the 2001 Polymer Group Stock Option Plan (the "2001 Plan") that was approved by the Company's Board of Directors and shareholders during 2001. The Stock Option Committee of the Company's Board of Directors administered each plan and any person who was a full-time, salaried employee was eligible to participate in each plan. Non-management directors and any Company employee, regardless of employee classification, were allowed to participate in the 2001 Plan. The Stock Option Committee selected the participants and determined the terms and conditions of the options. Each plan provided for the issuance of 1.5 million shares of common stock. Options granted under the plans were either incentive stock options or such other forms of non-qualified stock options as the Stock Option Committee determined. Accordingly, option prices were not less than the fair market value of the shares at the date of grant. Under each plan, options vested in equal increments over a specified period of time with expiration generally occurring at the end of a ten-year period. The following table summarized the transactions of the plans for the three-year period ended December 28, 2002:

	Number of Shares	Weighed Average Exercise Price
Unexercised options outstanding—January 1, 2000	1,278,720	$13.46
Granted	—	—
Exercised	(2,400)	14.25
Forfeited	(34,000)	14.11
Expired/canceled	(126,344)	14.86

Unexercised options outstanding—December 30, 2000	1,115,976	$13.28
Granted	2,125,176	2.07
Exercised	—	—
Forfeited	(32,500)	10.27
Expired/canceled	(1,088,076)	13.28

Unexercised options outstanding—December 29, 2001	2,120,576	$2.09
Granted	—	—
Exercised	—	—
Forfeited	(98,722)	1.87
Expired/canceled	—	—

Unexercised options outstanding—December 28, 2002	2,021,854	$2.10

Exercisable options:
December 30, 2000	499,832	13.43
December 29, 2001	533,294	2.10
December 28, 2002	1,031,188	2.10
Shares available for future grant as of December 28, 2002	978,146

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's financial statements for the plan. The fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2001: dividend yield of 0%; expected volatility of 1.84; risk-free interest rate of 5%; and weighted average expected lives of five years. Had compensation cost been determined based on the fair value at the grant date for such awards, consistent with the provisions of FAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2002	2001	2000
Net loss:
As reported	$(419,637)	$(247,561)	$(4,323)
Pro forma	(420,839)	(248,251)	(5,356)
Net loss per common share—basic:
As reported	$(13.11)	$(7.74)	$(.14)
Pro forma	(13.15)	(7.75)	(.17)
Net loss per common share—diluted:
As reported	$(13.11)	$(7.74)	$(.13)
Pro forma	(13.15)	(7.75)	(.17)
Weighted average fair value per option granted	$—	$2.00	$—

        The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years. All stock options under the 2001 Plan and 1996 Plan were canceled as part of the Company's emergence from Chapter 11. Refer to Note 28. "Recapitalization" for further discussion of the Company's financial restructuring.

  Employee Stock Purchase Plan

        The Company sponsored a stock purchase plan that allowed employee participants to purchase common stock of the Company through payroll deductions. Purchases of shares were made by a third party administrator at the fair value of the Company's common stock on the transaction date. The Company suspended employee contributions to such plan on December 30, 2001 due to share price volatility, general market conditions, plan administration costs and low employee participation. The employee stock purchase plan was terminated pursuant to the Modified Plan.

Note 16. Shareholders' Equity

        The Company's authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.01 per share, 3,000,000 shares of non-voting common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain regulatory limitations, the non-voting common stock was convertible on a one-for-one basis into common stock at the option of the holder. The Company's Board of Directors could have, without further action by the shareholders, directed the issuance of shares of preferred stock and could have determined the rights, preferences, conversion features, dividend rate (including whether such dividend would have been cumulative or noncumulative) and limitations of each issue. Satisfaction of any dividend preferences of outstanding shares of preferred stock would have reduced the amount of funds available for common dividends. Holders of shares of preferred stock would have been entitled to receive a preference before any payment was made to common shareholders. The capital structure was substantially changed as a result of the Company's emergence from Chapter 11. Refer to Note 28. "Recapitalization" for further discussion of the Company's financial restructuring.

        On April 15, 1996, the Company's Board of Directors declared a dividend of one right for each share of common stock outstanding at the close of business on June 3, 1996. The holders of additional common stock issued subsequent to such date and before the occurrence of certain events were entitled to one right for each additional share. Each right entitled the registered holder under certain circumstances to purchase from the Company one-thousandth of a share of Series A junior preferred stock at a price of $80 per one-thousandth share of junior preferred stock, subject to adjustment. The Company could have redeemed the rights at $.01 per right prior to the occurrence of certain events. Prior to exercise of a right, the holder would have had no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends or distributions. In addition, the rights contained certain anti-takeover effects. The rights were not issued in separate form and were not traded other than with the shares to which they attached. If unexercised, the rights would have expired on June 3, 2006. 100,000 shares of junior preferred stock were reserved for issuance under this plan. The rights were terminated concurrently with the Company's emergence from Chapter 11. Refer to Note 28. "Recapitalization" for further discussion of the Company's financial restructuring.

Note 17. Pension Benefits and Postretirement Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2002	2001	2002	2001
	(In Thousands)
Benefit obligation at beginning of year	$(12,345)	$(12,127)	$(42,455)	$(41,781)
Service costs	(295)	(276)	(2,061)	(1,872)
Interest costs	(896)	(879)	(3,198)	(2,435)
Participant contributions	—	—	(444)	—
Plan amendments	—	—	(1,851)	—
Actuarial (loss)/gain	(1,216)	(23)	1,545	(193)
Currency translation adjustment and other	—	—	(14,229)	2,886
Benefit payments	978	960	1,268	940

Benefit obligation at end of year	$(13,774)	$(12,345)	$(61,425)	$(42,455)

Fair value of plan assets at beginning of year	$9,903	$11,240	$45,991	$49,445
Actual return on plan assets	(846)	(466)	1,598	(68)
Employer contribution	34	88	4,167	1,017
Plan amendments	—	—	(2,506)	—
Actuarial (loss)/gain	—	—	(138)	(284)
Benefit payments	(978)	(959)	(1,268)	(753)
Currency translation adjustment and other	—	—	9,220	(3,366)

Fair value of plan assets at end of year	$8,113	$9,903	$57,064	$45,991

Funded status at year-end	$(5,661)	$(2,443)	$(4,361)	$3,537
Unrecognized transition net (liability)	—	—	(322)	(483)
Unrecognized transition net gain/(loss)	2,197	3,791	11,323	3,896
Unrecognized prior service cost	105	167	(445)	—
Currency translation adjustment and other	—	—	851	3,280

Net prepaid (accrued) benefit cost recognized	$(3,359)	$1,515	$7,046	$10,230

        The Company has two plans whose fair value of plan assets exceeds the benefit obligation. In 2002, the total amount netted in the funded status above for these plans approximates $1.6 million. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $3.2 million.

	U.S. Postretirement Plans		Non-U.S. Postretirement Plans
	2002	2001	2002	2001
	(In Thousands)
Benefit obligation at beginning of year	$(4,097)	$(3,131)	$(3,097)	$(3,313)
Service costs	(140)	(143)	(11)	(11)
Interest costs	(273)	(210)	(197)	(202)
Participant contributions	—	—	—	—
Plan amendments	—	—	(2,037)	—
Actuarial (loss)/gain	(724)	(729)	(144)	—
Currency translation adjustment and other	—	—	(42)	190
Benefit payments	202	116	245	239

Benefit obligation at end of year	$(5,032)	$(4,097)	$(5,283)	$(3,097)

Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer contribution	202	116	245	239
Participant contributions	—	—	—	—
Plan amendments	—	—	—	—
Benefit payments	(202)	(116)	(245)	(239)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status at year-end	$(5,032)	$(4,097)	$(5,283)	$(3,097)
Unrecognized transition net (liability)	—	—	—	—
Unrecognized transition net gain/(loss)	1,092	381	691	579
Unrecognized prior service cost	—	—	—	—
Currency translation adjustment and other	—	—	—	(53)

(Accrued) benefit cost recognized	$(3,940)	$(3,716)	$(4,592)	$(2,571)

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2002	2001	2000	2002	2001	2000
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$295	$276	$246	$2,061	$1,872	$1,878
Interest costs on projected benefit obligation and other	896	879	866	3,198	2,435	2,434
(Return) on plan assets	(856)	(975)	(976)	(3,621)	(3,141)	(3,057)
Plan amendment	—	—	—	—	—	—
Net amortization of transition obligation and other	533	422	409	634	(35)	58

Periodic benefit cost, net	$868	$602	$545	$2,272	$1,131	$1,313

Weighted average assumption rates:
Return on plan assets	8.0%	9.0%	9.0%	6.5-8.0%	6.5-8.5%	6.5-8.5%
Discount rate on projected benefit obligations	6.5	7.5	7.5	5.7-6.5	5.5-6.7	6.2-6.7
Salary and wage escalation rate	5.0	5.0	5.0	2.5-3.0	3.0	3.0
	U.S. Postretirement Plans			Non-U.S. Postretirement Plans
	2002	2001	2000	2002	2001	2000
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$140	$143	$73	$11	$11	$11
Interest costs on projected benefit obligation and other	273	210	185	197	202	217
(Return) on plan assets	—	—	—	—	—	—
Plan amendment	—	—	—	2,037	—	—
Net amortization of transition obligation and other	13	—	—	23	—	—

Periodic benefit cost, net	$426	$353	$258	$2,268	$213	$228

Weighted average assumption rates:
Discount rate on projected benefit obligations	6.5%	6.5-7.5%	6.5-7.5%	6.5%	6.5%	6.5%

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2000	7.1-10.0%
2001	7.1-10.0
2002	7.1-10.0
2003	6.6-10.0
2004	6.1-8.0
2005	5.6-8.0
2006	5.1-6.0
2007 and thereafter	4.6-6.0

        A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands)
Effect on total of service and interest cost components	$64	$(58)
Effect on postretirement benefit obligation	921	(778)

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $3.2, $3.8 and $3.9 million for 2002, 2001 and 2000, respectively.

Note 18. Segment Information

        The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company's reportable market segments consist of Consumer and Industrial & Specialty and beginning in fiscal 2003, the Company will be required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company's primary operating divisions. Therefore, for reporting purposes under FAS 131, disclosures for the operating divisions have been presented in the following table. Sales to P&G account for more than 10% of the Company's sales in each of the three years ended December 28, 2002. Sales to J&J accounted for more than 10% of the Company's sales in fiscal 2001 and 2000, respectively. Sales to these customers are reported primarily in the Consumer market segment. Consequently, the loss of these sales would have a material adverse effect on this segment. Generally, the Company's nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales, thus the Company believes a reasonable basis for allocating certain costs is the percent of net sales method for the market segment data. The Company recorded unusual items during fiscal 2002 and 2001 consisting of asset impairment, plant realignment, special charges and other unusual items. These charges have not been allocated to the segment data because the Company's management does not evaluate information that is not considered operating in nature on a segment-by-segment basis.

        Segment operating performance is measured and evaluated before unusual or special items. Financial data by segments follows (in thousands):

	Fiscal Year
	2002	2001	2000
Market Segments
Net sales
Consumer	$417,936	$463,537	$486,328
Industrial and specialty	337,755	352,029	375,707

	$755,691	$815,566	$862,035

Operating income (loss)
Consumer	$21,832	$29,072	$62,191
Industrial and specialty	(3,249)	(1,851)	22,372

	18,583	27,221	84,563
Asset impairment	(317,898)	(181,190)	—
Plant realignment	(1,054)	(7,441)	—
Special charges and other unusual items	(6,242)	(1,850)	—

	$(306,611)	$(163,260)	$84,563

Depreciation and amortization expense included in operating income (loss):
Consumer	$37,389	$46,299	$43,499
Industrial and specialty	26,950	31,984	28,766

	$64,339	$78,283	$72,265

Capital Spending
Consumer	$10,897	$12,186	$48,530
Industrial and specialty	4,482	9,254	37,492

	$15,379	$21,440	$86,022

Identifiable assets
Consumer	$404,220	$634,642	$767,866
Industrial and specialty	326,670	482,994	652,197
Corporate	80,429	114,578	87,931

	$811,319	$1,232,214	$1,507,994

	Fiscal Year
	2002	2001	2000
Operating Divisions
Net sales
Nonwovens	$609,486	$666,406	$708,680
Oriented Polymers	146,205	149,905	153,333
Eliminations	—	(745)	22

	$755,691	$815,566	$862,035

Operating income (loss)
Nonwovens	$13,681	$19,213	$67,696
Oriented Polymers	6,219	9,395	16,899
Unallocated Corporate	(1,329)	(341)	(12)
Eliminations	12	(1,046)	(20)

	18,583	27,221	$84,563
Asset impairment	(317,898)	(181,190)	—
Plant realignment	(1,054)	(7,441)	—
Special charges and other unusual items	(6,242)	(1,850)	—

	$(306,611)	$(163,260)	$84,563

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$55,935	$68,299	$62,006
Oriented Polymers	8,347	9,934	9,936
Unallocated Corporate	57	143	303
Eliminations	—	(93)	20

	$64,339	$78,283	$72,265

Capital Spending
Nonwovens	$13,088	$17,975	$80,615
Oriented Polymers	2,291	3,465	5,407

	$15,379	$21,440	$86,022

Division assets
Nonwovens	$950,473	$1,118,480	$1,351,458
Oriented Polymers	159,445	204,141	294,669
Corporate	2,567,353	2,113,134	2,090,271
Eliminations	(2,865,952)	(2,203,541)	(2,228,404)

	$811,319	$1,232,214	$1,507,994

Note 19. Geographic Information

        Geographic data for the Company's operations are presented in the following table. Export sales from the Company's United States operations to unaffiliated customers approximated $70.2, $89.9 and $95.8 million during 2002, 2001 and 2000, respectively.

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Net sales
United States	$351,112	$412,271	$471,666
Canada	97,058	99,684	98,152
Europe	180,507	184,564	202,699
Asia	25,374	21,412	18,081
Latin America	101,640	97,635	71,437

	$755,691	$815,566	$862,035

Operating income (loss)
United States	$(22,025)	$(19,778)	$28,856
Canada	5,788	10,539	13,577
Europe	12,952	15,962	27,565
Asia	4,211	2,827	2,552
Latin America	17,657	17,671	12,013

	18,583	27,221	84,563
Asset impairment	(317,898)	(181,190)	—
Plant realignment	(1,054)	(7,441)	—
Special charges and other unusual items	(6,242)	(1,850)	—

	$(306,611)	$(163,260)	$84,563

Depreciation and amortization expense included in operating income (loss)
United States	$39,469	$50,132	$45,843
Canada	5,392	6,262	6,402
Europe	9,678	10,301	10,160
Asia	3,569	3,512	3,117
Latin America	6,231	8,076	6,743

	64,339	$78,283	$72,265

Identifiable assets
United States	$374,705	$728,688	$924,022
Canada	110,181	138,809	154,254
Europe	159,637	188,960	239,202
Asia	39,643	41,427	42,104
Latin America	127,153	134,330	148,412

	$811,319	$1,232,214	$1,507,994

Note 20. Foreign Currency and Other

        Foreign currency and other for the fiscal years ended 2002, 2001 and 2000 consist of the following (in thousands):

	2002	2001	2000
Foreign currency and other:
Foreign currency losses	$9,619	$8,102	$1,447
Minority interest and other, net	1,366	(2,694)	(898)
Write-down of investment in joint venture	4,400	—	—

	$15,385	$5,408	$549

        During the first quarter of fiscal 2001, the Company exercised an option to obtain a 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). Over the course of 2001, the Company funded approximately $4.4 million, which represented its pro-rata share, of the construction costs of the Saudi Line. The Company was not permitted to acquire more than a 45% interest in the Saudi Line pursuant to Amendment No. 6. Prior to the third quarter of 2002, the Company's equity stake in the Saudi Line was under review pending finalization of the Investment Approval Application between and the Company and its partner, which was required to be submitted for approval to the Saudi Arabian government. However, during the third quarter of 2002, it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line and accordingly, the Company recorded a $4.4 million charge to earnings for the write-down of its investment in the Saudi Line during the third quarter of 2002. The Company is exploring its legal and other options and intends to aggressively pursue recovering its investment in the Saudi Line.

Note 21. Purchase Option and Subsidiary Matters

        During the third quarter of 2002, the Company's 40% minority shareholder in DNS exercised an option under the Purchase and Option Agreement dated July 1, 2000 whereby the Company or the minority shareholder could elect to sell their respective ownership share of DNS to the other party. The completion of the purchase of shares under the option is subject to approval of the Company's lenders, which has not been obtained. In addition, the Company and the minority shareholder have not agreed to an acquisition price for such additional investment. The Company did not receive any approval from the U.S. Bankruptcy Court to engage in such transaction.

        The Company acquired an 80% majority ownership position in Vateks during fiscal 1999. The acquisition agreement contained a purchase price adjustment based upon the achievement of certain operating targets within an agreed-upon period after the acquisition date. Vateks did not achieve the operating targets and thus the Company sought to recover the short fall as calculated pursuant to the provisions of the acquisition agreement. The Company and former majority shareholder did not agree on such amount and therefore, the settlement proceeded to arbitration. The independent arbitrator concurred that the Company was entitled to receive an adjustment of the purchase price pursuant to the agreement. Accordingly, the Company and former shareholder agreed to a settlement of approximately $1.8 million payable in installments between fiscal 2002 and 2004. The Company received approximately $0.6 million during fiscal 2002 representing the first settlement installment. Such amount has been accounted for as an adjustment to the purchase price of Vateks pursuant to the provisions of APB No. 16. Subsequent installment payments, in accordance with the settlement agreement, have not been paid to the Company by the former shareholder. Accordingly, the Company is pursuing its alternatives relative to this matter.

Note 22. Related Party Transactions

        The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder at an approximate annual rental charge of $0.2 million. Shared service costs are charged to the Company and approximated $0.8, $2.1 and $1.7 million in 2002, 2001 and 2000 respectively. The Company leased a manufacturing facility from an affiliated entity that the Company believed was comparable to similar properties in the area. This lease was terminated in January 2003 at no cost to the Company. Annual rent expense relating to this terminated lease approximated $0.2 million in 2002, 2001 and 2000. In addition, during 2000 the Company purchased equipment for approximately $0.3 million from an entity affiliated with the Company. The Company believes that the purchase price for this equipment was comparable to that which would have been paid to an unaffiliated third party.

        The Company also entered into a Joint Development Agreement dated as of April 17, 2002 and a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company's stockholders. During 2002, no payments were made by either party under either of these agreements.

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

Note 23. Certain Matters

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a "winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At December 28, 2002, the amounts due from Galey for fiscal 2002 shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $1.4 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at December 28, 2002 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey. During 2002, the Company recorded non-cash charges of $2.6 million related to pension and post retirement benefit costs pursuant to Galey's contemplated rejection of the MSA. Such costs consist of retiree benefits associated with certain Canadian benefit plans of Dominion that were previously shared with Galey. The Company has classified these non-cash costs under the caption "Other unusual items" in the consolidated statement of operations for 2002.

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

Note 24. New Accounting Standards

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

        On July 30, 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company currently anticipates incurring cost pursuant to SFAS 146 during 2003 related to its continued business restructuring efforts. Such cost will be expensed as incurred in accordance with this standard.

        On December 31, 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition. SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. SFAS No. 148 is effective for fiscal year 2003. The Company does not anticipate that SFAS 148 will have a significant effect on its results of operations as a result of the cancellation of all stock options under the 1996 Plan and 2001 Plan pursuant to the Modified Plan.

Note 25. Quarterly Results of Operations (Unaudited)

        As a result of the adoption of FAS 142, the Company recognized a cumulative effect of a change in accounting principle related to goodwill of approximately $12.8 million during 2002. In accordance with FAS 142, this adjustment has been reflected in the first quarter 2002 results in the table below. The Company recorded a non-cash impairment charge in the fourth quarter of fiscal year 2002 and 2001 of approximately $317.9 million and $181.2 million, respectively, related to the write-down of intangible assets and property, plant and equipment.

	First Quarter
			Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated
Fiscal year ended December 28, 2002
Net sales	$191,180	$191,180	$200,781	$184,048	$179,682
Gross profit	28,469	28,469	36,881	30,206	24,649
Loss before cumulative effect of change in accounting principle	(29,573)	(29,573)	(17,769)	(22,598)	(336,923)
Cumulative effect of change in accounting principle	—	(12,774)	—	—	—
Net loss	$(29,573)	$(42,347)	$(17,769)	$(22,598)	$(336,923)

Net loss per common share—basic and diluted	$(0.92)	$(1.32)	$(0.56)	$(0.71)	$(10.52)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Fiscal year ended December 29, 2001
Net sales	$201,256	$214,387	$202,381	$197,542
Gross profit	31,062	36,337	37,062	34,234
Net loss	$(18,584)	$(13,035)	$(11,548)	$(204,394)

Net loss per common share—basic and diluted	$(0.58)	$(0.41)	$(0.36)	$(6.39)

Note 26. Investment in Partially-Owned Equity Affiliate

        As part of the acquisition of Dominion and through its wholly-owned subsidiary, DTA, the Company acquired a 50% equity interest in a Canadian-based manufacturer of home furnishing products. The Company's equity ownership of this entity is a 50% shared investment with Galey pursuant to the MSA; therefore, the Company's effective ownership approximates 25%. Thus the results of this entity are not consolidated with those of the Company. At December 28, 2002, the Company's investment in this entity approximated $0.3 million. The Company received no dividends from this entity during 2002 nor has the

Company guaranteed any of this entity's obligations. Summarized unaudited financial information of this entity is presented below (in thousands):

	As of December 28, 2002	As of December 29, 2001
Current assets	$3,249	$2,840
Property, plant and equipment, net	2,024	2,186
Current liabilities	2,944	2,414
Shareholders' equity	2,329	2,612
	Fiscal Years
	2002	2001	2000
Net sales	$17,169	$15,080	$19,328
Gross profit	1,095	444	1,899
Net income (loss)	(316)	(761)	533

Note 27. Selected Financial Data of Entities in Chapter 11 Reorganization

        Selected condensed balance sheet and statement of operations data for the entities in the Chapter 11 Proceedings are presented in the following table (in thousands):

Condensed Consolidating Balance Sheet
As of December 28, 2002

ASSETS	Combined Entities In Chapter 11 Reorganization	Combined Entities Not In Chapter 11 Reorganization	Reclassifications and Eliminations	Consolidated
Current assets	$142,563	$201,446	$(7,510)	$336,499
Investment in subsidiaries	1,666,810	—	(1,666,810)	—
Intercompany receivables	1,547,129	61,334	(1,608,463)	—
Property, plant and equipment, net	212,933	216,595	—	429,528
Intangibles and loan acquisition costs, net	27,064	6,293	—	33,357
Other	29,561	14,286	(31,912)	11,935

Total Assets	$3,626,060	$499,954	$(3,314,695)	$811,319

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities	$48,169	$68,463	$(38)	$116,594
Long-term debt, less current portion	473,959	4,265	—	478,224
Other noncurrent liabilities	32,807	41,372	(28,870)	45,309
Intercompany payables	1,345,004	266,505	(1,611,509)	—
Liabilities subject to compromise	637,106	—	—	637,106
Shareholders' equity (deficit)	1,089,015	119,349	(1,674,278)	(465,914)

Total Liabilities and Shareholders' Equity (Deficit)	$3,626,060	$499,954	$(3,314,695)	$811,319

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 28, 2002

	Combined Entities In Chapter 11 Reorganization	Combined Entities Not In Chapter 11 Reorganization	Reclassifications and Eliminations	Consolidated
Net sales	$393,304	$404,579	$(42,192)	$755,691
Gross profit	37,397	82,747	61	120,205
Operating loss	(252,488)	(48,983)	(5,140)	(306,611)
Interest expense, income tax and other, net	(80,582)	(34,523)	2,079	(113,026)

Net loss	$(333,070)	$(83,506)	$(3,061)	$(419,637)

Note 28. Recapitalization

Description of Modified Plan

        On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the "Modified Plan"). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the "Chicopee Sale Proceeds") of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy ("Critical Vendor Claims") and claims held by non-debtor subsidiaries of the Company ("Intercompany Claims") (together constituting the "Class 4 Claims") had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the "New Investment") by choosing to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the "New Senior Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company's existing common stock ("Old Polymer Common Stock") received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

        Under the Modified Plan, all common stock of the reorganized Company (the "New Polymer Common Stock") was the same class (the "Class A Common Stock"), with the exception of (i) separate classes (the "Class D Common Stock" and "Class E Common Stock") to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as "Class B Common Stock" issued to the holders of Old Polymer Common Stock, and (iii) a small percentage (the "Class C Common Stock") issued to holders of Class 4 Claims, who contributed such stock to the Special Purpose Entity ("SPE"). The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the principal amount of the promissory notes issued by the SPE or (ii) $1.0 million per annum. Shares of New Polymer Common Stock (other than Class A Common Stock) are convertible into shares of Class A Common Stock on a one-for-one basis.

        The holders of Old Polymer Common Stock received two series of warrants, the Series A Warrants and Series B Warrants, which have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the reorganized Company ("New Polymer") at a price below the fair market value of such securities if offered to all New Polymer common stock holders and (iii) specified anti-dilution protection for sales of securities by New Polymer at a discount that exceeds 25% of the fair market value of such securities and which will not terminate upon a transaction with GOF or an affiliate of GOF. Except as set forth in the preceding sentence, the Series A and Series B Warrants do not have anti-dilution provisions. In addition, the cash dividend payment by New Polymer described above in connection with the Class C Common Stock is excluded from the calculation of cumulative distributions for all purposes relating to the Series A Warrants, the Series B Warrants, the Class D Common Stock and the Class E Common Stock. The New Polymer Common Stock received by the holders of Class 4 Claims and the Holders of Old Polymer Common Stock and which will be issued upon conversion of the Convertible Notes is subject to dilution upon the exercise of the Series A Warrants and Series B Warrants.

        The Modified Plan also provided that, on the Effective Date, in consideration of GOF acting as the standby purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the parties involved in the negotiation of the Modified Plan, New Polymer paid GOF a Standby Purchaser fee of $2.0 million and an arrangement and plan facilitation fee of $2.0 million.

        In order to facilitate the issuance of a new senior subordinated note ("New Senior Subordinated Note") in the amount of any drawing under the Exit Letter of Credit, MatlinPatterson Global Partners LLC, ("Matlin Global Partners") a limited liability company organized under the laws of Delaware, the Company and its domestic subsidiaries, as guarantors, entered into a Senior Subordinated Note Purchase Agreement (the "Senior Subordinated Note Purchase Agreement"), dated as of March 5, 2003, and pursuant thereto, the Company issued to Matlin Global Partners a New Senior Subordinated Note.

        The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provide that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note will automatically increase by the amount of such drawing. The Company is required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and June 1 of each year, commencing on June 1, 2003, at a rate of 10% per annum, and default interest in an amount of 2% per annum will be payable on the principal amount in addition to the existing 10% rate. The Company shall, to the extent lawful, pay interest at a rate of 12% per annum on overdue interest.

        The Company's obligations under the Senior Subordinated Note Purchase Agreement and Senior Subordinated Note are guaranteed by the Company's domestic subsidiaries. Both the Company's obligations under the Senior Subordinated Note and the guarantees thereof are subordinate to the indebtedness outstanding under the Company's Restructured Credit Facility.

        The Senior Subordinated Note Purchase Agreement contains customary representations and warranties and standard default terms. Additionally, the Senior Subordinated Note Purchase Agreement contains affirmative and negative covenants of the Company with respect to (a) delivery of information, (b) of proceeds of asset sales, (e) limitation on restricted payments, (f) corporate existence, (g) limitation on liens, (h) future domestic subsidiary guarantors, (i) designation of unrestricted subsidiaries, and (j) mergers and similar transactions involving the Company or the guarantors.

Description of Restructured Credit Facility

        The Company's Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit.

Description of Convertible Subordinated Notes

        In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the "Junior Notes") pursuant to an indenture dated as of March 5, 2003 (the "Junior Indenture"). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

Tax Implications of Chapter 11 Emergence

        Implementation of the Modified Plan will result in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI will be excluded from taxable income. However, the Company will be required to reduce certain of its tax attributes, including net operating loss carryforwards ("NOLs"), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of CODI and the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company's net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan.

Pro Forma Capitalization

        The following pro forma data in the table below is based on historical financial information of the Company as of December 28, 2002 adjusted to give effect to the transactions that occurred pursuant to the Modified Plan on March 5, 2003. Such information does not purport to represent what the Company's indebtedness would have been had the Modified Plan been completed on December 28, 2002.

	Actual	(Unaudited) As Adjusted
	(In Thousands)
Indebtedness, including current portion:
Prepetition Credit Facility	$484,478	$—
Restructured Credit Facility	—	421,038
Senior Subordinated Notes	587,482	—
Junior Notes	—	50,000
Other	20,405	18,892

	$1,092,365	$489,930

Note 29. Fresh Start Accounting

        The Company officially emerged from bankruptcy on March 5, 2003, but for accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. In accordance with SOP 90-7, the Company will adopt "fresh-start accounting" as of March 1, 2003, and the Company's emergence from Chapter 11 will result in a new reporting entity. Under fresh-start accounting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The financial statements as of December 28, 2002 do not give effect to any adjustments in the carrying value of assets or classification of liabilities that will be recorded upon implementation of fresh-start accounting.

Note 30. Recent Developments and Subsequent Event

        On March 11, 2003, the Company's Chief Executive Officer was replaced by James L. Schaeffer. The Company and its former Chief Executive Officer are currently involved in a dispute with respect to the amount and timing of certain severance payments to be made to its former Chief Executive Officer, as well as other matters.

        On April 11, 2003, GOF entered into an agreement with the Company (the "GOF Agreement") pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004 as follows. GOF has agreed to amend the New Senior Subordinated Note and the Junior Notes it beneficially owns or controls (approximately $38 million aggregate principal amount) to provide that interest that accrues from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company is unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility, the Company is permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also has agreed that, in the event the Company is unable to comply with the leverage covenant under the Restructured Credit Facility, GOF will convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company has undertaken all the actions described above and is unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company's third fiscal quarter of 2003, GOF will purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the "New Investment") in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF's obligation to take any of these steps is conditioned on Amendment No. 1 remaining in full force and effect.

        As of March 29, 2003, the Company and the Senior Secured Lenders under the Restructured Credit Facility, entered into Amendment No. 1. Amendment No. 1 permitted the Company to take the actions described in the GOF Agreement, and also provides that in the event the Company repays indebtedness under the Restructured Credit Facility using the proceeds from the Exit Letter of Credit or New Investment, for purposes of the interest and adjusted interest covenants, the interest savings to the Company is calculated on a pro forma basis as if the cash pay indebtedness had been repaid as of March 6, 2003.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required under this item is incorporated by reference from the Proxy Statement under the captions "Election of Directors" and "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

        Information required under this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Form 8-K

        On February 10, 2003, the Company filed a report on Form 8-K regarding the recent increase in raw material cost and the estimated effect on the Company's EBITDA. Refer to "Raw Material and Commodity Risk" in this Annual Report on Form 10-K for additional discussion regarding raw material pricing.

POLYMER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS			DEDUCTIONS
Description	Balance at Beginning of Period	Charged To Costs And Expenses	Other		(Describe)		Balance at End of Period
Year ended December 28, 2002
Allowance for doubtful accounts	$11,998	2,769	40		1,862	(1)	$12,945
Valuation allowance for deferred tax assets	$57,088	105,505	—		1,974	(3)	$160,614
Plant realignment	$6,242	1,056	—		6,403	(2)	$895
Year ended December 29, 2001
Allowance for doubtful accounts	$8,539	4,125	29		695	(1)	$11,998
Valuation allowance for deferred tax assets	$15,077	36,404	5,607	(3)	—		$57,088
Plant realignment	$—	7,441	—		1,199	(2)	$6,242
Year ended December 30, 2000
Allowance for doubtful accounts	$10,587	122	21		2,191	(1)	$8,539
Valuation allowance for deferred tax assets	$9,996	5,081	—		—		$15,077

(1)
Uncollectible accounts written-off and price concessions.

(2)
Cash payments and adjustments.

(3)
Foreign currency translation adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
By:	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 11, 2003.

Signature	Title

/s/ JAMES G. BOYD James G. Boyd	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer and principal accounting officer)
/s/ PEDRO ARIAS Pedro Arias	Director
/s/ RAMON BETOLAZA Ramon Betolaza	Director
/s/ LAP WAI CHAN Lap Wai Chan	Director
/s/ WILLIAM B. HEWITT William B. Hewitt	Director
/s/ EUGENE LINDEN Eugene Linden	Director
/s/ JAMES OVENDEN James Ovenden	Director
/s/ MICHAEL WATZKY Michael Watzky	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James L. Schaeffer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Polymer Group, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James G. Boyd, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Polymer Group, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ JAMES G. BOYD James G. Boyd Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement dated October 27, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
2.2	Letter Agreement, dated October 27, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(2)
2.3	Operating Agreement, dated December 19, 1997, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc.(1)
2.4	DT Acquisition Inc. Offers to Purchase Statement for all outstanding Common Shares and all outstanding First Preferred Shares of Dominion Textile Inc., dated October 29, 1997.(2)
2.5	Notice of Extension and Variation by DT Acquisition Inc. in respect of its Offers to Purchase, dated November 18, 1997.(2)
2.6	Notice of Extension by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 2, 1997.(2)
2.7	Notice of Extension and Variation by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 8, 1997.(2)
2.8	Notice of Extension by DT Acquisition Inc. in respect of its Offers to Purchase, dated December 17, 1997.(2)
2.9	Letter Agreement between DT Acquisition Inc., PGI and DTI dated November 16, 1997.(2)
2.10	Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of Common Shares of Dominion Textile Inc., dated December 30, 1997.(2)
2.11	Notice of Redemption pursuant to the provisions of Section 206 of the Canada Business Corporations Act in regard to holders of First Preferred Shares of Dominion Textile Inc., dated December 30, 1997.(2)
2.12	Notice of Redemption in regard to holders of Second Preferred Shares, Series D of Dominion Textile Inc., dated December 23, 1997.(2)
2.13	Notice of Redemption in regard to holders of Second Preferred Shares, Series E of Dominion Textile Inc., dated December 23, 1997.(2)
2.14	Indenture, winding up Dominion Textile Inc. pursuant to the Canada Business Corporations Act, dated January 29, 1998.(2)
2.15	Master Separation Agreement, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(3)*
3.1(i)	Form of Amended and Restated Certificate of Incorporation of the Company.(4)
3.1(ii)	Certificate of Designation of the Company.(7)
3.2	Amended and Restated By-laws of the Company.(4)
4.1	Indenture dated as of July 1, 1997 among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(7)
4.2	Forms of Series A and Series B 9% Senior Subordinated Notes due 2007.(5)
4.3	Form of Guarantee.(5)
4.4	Registration Rights Agreement dated as of July 3, 1997 among the Company, the Guarantors and Chase Securities Inc.(7)
4.5	Indenture, dated as of March 1, 1998 among Polymer Group, Inc., the Guarantors named therein and Harris Trust and Savings Bank, as trustee.(5)
4.6	Forms of Series A and Series B 8 3/4% Senior Subordinated Notes due 2008.(5)
4.7	Form of Guarantee.(5)
4.8	Registration Rights Agreement dated as of March 5, 1998, among Polymer Group, Inc., the Guarantors named therein and Chase Securities Inc.(6)

4.9	Amended and Restated Credit Agreement dated July 3, 1997 by and among the Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(7) The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.
4.10	First Supplemental Indenture, dated October 27, 1997, between Polymer Group Inc., Harris Trust and Savings Bank and Loretex Corporation.(2)
4.11	Second Supplemental Indenture dated January 29, 1998, to indenture dated June 30, 1997, among Polymer Group, Inc., Dominion Textile (USA) Inc., with respect to the 9% Senior Subordinated Notes due 2008.(2)
10.1	Purchase Agreement, dated February 27, 1998, by and among Polymer Group, Inc., the Guarantors named herein and Chase Securities Inc., as Initial Purchaser, with respect to the 8 3/4% Senior Subordinated Notes due 2008.(6)
10.2	Amendment No. 2, dated January 29, 1998, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, as agent.(6)
10.3	Amendment No. 3, dated April 9, 1999, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(9)
10.5	Amendment No. 4, dated March 30, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(11)
10.6	Amendment No. 5, dated August 10, 2000, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(12)
10.7	Amendment No. 6, dated April 11, 2001, the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the Chase Manhattan Bank, as agent.(13)
10.8	Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.9	Form of Supplemental Indenture, dated as of April 12, 2001, by and among the New Subsidiary Guarantor named therein, a wholly-owned subsidiary of the Company, and Harris Trust and Savings Bank pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.10	Form of Subsidiary Guarantee, dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of July 1, 1997, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.11	Form of Subsidiary Guarantee dated as of April 12, 2001, by the subsidiary guarantor named therein, a wholly-owned subsidiary of the Company, pursuant to the Indenture dated as of March 5, 1998, among the Company, the Guarantors and Harris Trust and Savings Bank, as trustee.(14)
10.12	Amendment No. 7 dated as of April 4, 2002, to the Amended, Restated and Consolidated Credit Agreement dated July 3, 1997 by and among Polymer Group, Inc., the Guarantors named therein, the lenders named therein and the JPMorgan Chase Bank, as agent.(15)

10.13	Revolving credit agreement and guarantee agreement, dated as of May 30, 2002, among Polymer Group, Inc, a debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, the direct and indirect domestic subsidiaries of the Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JP Morgan Chase Bank, each of the other financial institutions from time to time party hereto and JPMorgan Chase Bank, as administrative agent for the Lenders.(17)
10.14	Form of Indemnification Agreement dated as of May 11, 2002, among the Company and each of its directors.(16)
10.15	Form of Termination of Rights of First Refusal Agreement dated as of May 11, 2002, among the Company and Messrs. Zucker and Boyd.(16)
10.16	Form of Amendment to Change in Control Letter Agreement dated as of May 11, 2002, between the Company and Jerry Zucker.(16)
10.17	Form of Amendment to Change in Control Letter Agreement dated as of May 11, 2002, between the Company and James G. Boyd.(16)
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15)
Incorporated by reference to the respective exhibit to the Company's Form 10-K/A (Amendment No. 2), dated May 1, 2002.

(16)
Employee benefit related agreement.

(17)
Incorporated by reference to the respective exhibit to the Company's Form 10-Q, dated August 19, 2002, for the fiscal quarter ended June 29, 2002.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
POLYMER GROUP, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000 (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
POLYMER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
POLYMER GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
EXHIBIT INDEX