Form 10-K/A
period 2002-12-28
POLYMER GROUP INC
filed 2003-04-28
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to                             .

COMMISSION FILE NUMBER: 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	57-1003983 (I.R.S. Employer Identification No.)
4838 Jenkins Avenue North Charleston, South Carolina (Address of Principal Executive Offices, including Zip Code)	29405 (Zip Code)

Registrant's telephone number, including area code: (843) 566-7293

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class

Class A Common Stock
Class B Common Stock

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        The aggregate market value of the Company's voting stock held by nonaffiliates as of April 8, 2003 was approximately $24.6 million (based on the average of the closing bid and ask price of the Class A common stock on the OTC Bulletin Board). As of April 8, 2003, there were 8,125,869 shares of Class A common stock, 399,978 shares of Class B common stock and 118,449 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 28, 2002 is filed for the sole purpose of amending and restating Items 10-13 of Part III.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The Board of Directors is currently comprised of eight directors. The directors will serve for one year terms or until their successors are duly elected and qualified.

        Directors will be elected at each annual meeting by a plurality of the votes cast at the annual meeting by the holders of shares represented in person or by proxy. There is no right to cumulative voting as to any matter, including the election of directors.

        The following sets forth information as to each director as of March 12, 2003, including age, principal occupation and employment during the past five years, directorships in other publicly held companies, membership on committees of the Board of Directors and period of service as a director of Polymer Group, Inc. (the "Company" or the "Corporation").

        William B. Hewitt, 64, has served as a director of the Corporation since March 5, 2003 and as Chairman of the Board of Directors since April 2, 2003. Mr. Hewitt is President and Chief Executive Officer of Sirius Ventures, Inc., a consulting firm, a position he has held since January, 1998. Mr. Hewitt is Chairman of the Board of Global Vantege, a credit and receivables management firm and has been associated with Global Vantege since November, 2002.

        James G. Boyd, 58, has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Corporation since its inception. In addition to his duties with the Corporation, Mr. Boyd presently serves as Executive Vice President, Treasurer, Secretary and Director of The InterTech Group, Inc. ("InterTech") and has served in this capacity since 1986.

        Pedro A. Arias, 60, has served as a director of the Corporation since March 5, 2003. Mr. Arias has served as polymers strategy and planning manager for Occidental Petroleum. He has also been active in researching related polymer fields and been published in publications of universities, industrial associations and industrial organizations. Mr. Arias presently is an independent polymers consultant member of Tecnon Orbichem and adviser to the OECD Chemical Division, IPCS (WHO) and Eld. RYTD Directorate.

        Ramon Betolaza, 32, has served as a director of the Corporation since March 5, 2003. Mr. Betolaza presently is a Partner in MatlinPatterson Global Advisers LLC, and has served in that capacity since its inception in July 2002. Prior to that, Mr. Betolaza was a Director of Credit Suisse First Boston (Europe) Ltd.

        Lap Wai Chan, 36, has served as a director of the Corporation since March 5, 2003. Mr. Chan presently is a Managing Partner of MatlinPatterson Global Advisers LLC and has served in that capacity since its inception in July, 2002. Prior to that, Mr. Chan was a Managing Director of Credit Suisse First Boston H.K. Ltd.

        Eugene Linden, 56, has served as a director of the Corporation since March 5, 2003. Mr. Linden is an author and social critic who has written widely on a number of subjects including finance and markets. He served as a board member of Golden Books and then as Chairman, Chief Executive Officer and President of GB Liquidation Holdings, Inc.

        James A. Ovenden, 40, has served as a director of the Corporation since March 5, 2003. Mr. Ovenden is a Principal of CFO Solutions of SC, LLC, a financial consulting services business. Mr. Ovenden also serves as a Trustee of CMI Industries, Inc., a diversified textile business, and has served in such capacity since 2002. Mr. Ovenden was a director, Senior Executive Vice President and Chief Financial Officer of CMI Industries, Inc. from 1987 to 2001.

        Michael Watzky, 41, has served as a director of the Corporation since March 5, 2003. Mr. Watzky presently is a Partner in MatlinPatterson Global Advisers LLC, and has served in that capacity since its inception in July 2002. Prior to that, Mr. Watzky was a Director of Credit Suisse First Boston H.K. Ltd.

Senior Officers (Other Than Those Who Are Directors and Listed Above)

        James L. Schaeffer, 52, has served as Chief Executive Officer of the Corporation since March 11, 2003. Prior to that, Mr. Schaeffer served as Executive Vice President of the Corporation and President and Chief Operating Officer, Nonwovens since August 1999. Mr. Schaeffer served as Vice President and Chief Operating Officer, Nonwovens, from February 1998 through August 1999. Mr. Schaeffer served as Group Vice President—Operations and General Manager (Americas), Nonwovens, from March 1995 through February 1998. From 1992 until March 1995, Mr. Schaeffer served as Vice President—Operations/Engineering of FiberTech Group, Inc. ("FiberTech"), a wholly-owned subsidiary of the Corporation. Prior to joining FiberTech, Mr. Schaeffer served as General Manager for Scott Nonwovens at the Landisville facility from 1990 to 1992. It is the current intent of the Board of Directors to add Mr. Schaeffer to the Board once the requirements of the Shareholders Agreement (as defined and described below) have been satisfied.

        S. Grant Reeves, 46, has served as Vice President and Chief Operating Officer, Oriented Polymers Division since February 1998. From February 1994 through February 1998, Mr. Reeves also served as a Vice President of Polymer. Mr. Reeves joined InterTech in 1986, where he served as Controller of Reemay, Inc. ("Reemay"), a former InterTech affiliate, through December 1987. From January 1988 through June 1991, Mr. Reeves served as Vice President—Finance and Manufacturing for RM Engineered Products, Inc., a former InterTech affiliate. From June 1991 through January 1994, Mr. Reeves served as General Manager at Fabrene, Inc. ("Fabrene"), a wholly-owned subsidiary of Polymer.

        Rolf J. Altdorf, 49, has served as Vice President—Europe, Nonwovens since July 1998. From March 1995 to July 1998, Mr. Altdorf served as Managing Director and Vice President—Marketing and Sales of Chicopee B.V., a subsidiary of Polymer, in Cuijk, The Netherlands. From October 1985 to March 1995, Mr. Altdorf served in several different capacities in the research and development, marketing and European projects departments of Johnson & Johnson in Dusseldorf, Germany and Cuijk, The Netherlands.

        Richard L. Ferencz, 58, has served as Group Vice President—Asia and Engineering, Nonwovens since May 2000. From February 1998 until May 2000, Mr. Ferencz served as Group Vice President—Advanced Technology and Engineering, Nonwovens. From March 1996 to February 1998, Mr. Ferencz served as Vice President—Advanced Technology and Engineering of the Corporation. From 1992 to 1996 Mr. Ferencz served as Vice President of Engineering of Polymer. Prior to joining the Corporation, Mr. Ferencz served as Director of Systems of Reemay (1986-1992).

        Fernando Espinosa, 59, has served as Vice President of Operations—Latin America, Nonwovens since June 1994. From 1989 through 1994, Mr. Espinosa served as the General Manager of Bonlam S.A. de C.V., a subsidiary of the Corporation, in Latin America. From 1980 through 1989, Mr. Espinosa served as the Operations Manager for Cydsa S.A. de C.V. in Latin America. Mr. Espinosa holds a Bachelor of Science Degree in Mechanical Engineering from the University of San Luis in Potosi.

        Michael W. Hale, 53, has served as Group Vice President of U.S. Carded Operations, Nonwovens since April 23, 2003. From July 2001 to April 2003, Mr. Hale served as Group Vice President of Product Supply. From September 1997 through July 2001, Mr. Hale served as Vice President of Operations, Nonwovens. From 1972 until September 1997, Mr. Hale served in various manufacturing and engineering roles for the Company and for Johnson & Johnson (former owner of the Company's Chicopee, Inc.

subsidiary). Mr. Hale holds a Bachelor of Science Degree in Textile Engineering from North Carolina State University (1972).

        There are no family relationships among the foregoing persons.

        Each of Messrs. Schaeffer, Boyd and Reeves was an executive officer of the Company on May 11, 2002 when the Company filed a petition under Chapter 11 of the federal bankruptcy laws.

Board and Committee Meetings

        The Board of Directors held eight meetings (exclusive of committee meetings and update teleconferences) during the preceding fiscal year. The Board of Directors has established the following committees, the functions and current members of which are noted below. Each current director who was also a member of the Board of Directors during the preceding fiscal year attended 75% or more of the number of meetings held during the preceding fiscal year by the Board of Directors and any committees on which such director served.

        Compensation Committee.    The Compensation Committee of the Board of Directors currently consists of Messrs. Linden (Chairman), Arias and Hewitt. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Corporation. The Compensation Committee met one time during the preceding fiscal year.

        Audit Committee.    The Audit Committee of the Board of Directors currently consists of Messrs. Ovenden (Chairman), Hewitt and Linden. The Audit Committee, among other duties, reviews the internal and external financial reporting of the Corporation, reviews the scope of the independent audit and considers comments by the auditors regarding internal controls and accounting procedures and management's response to those comments. The Audit Committee held four meetings during the preceding fiscal year. Mr. Ovenden is a financial expert serving on the Audit Committee and is an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended ("Exchange Act").

        The Corporation does not have a nominating committee.

Compensation of Directors

        Directors who are employees of the Corporation and directors who are employees of MatlinPatterson are not entitled to receive any fees for their service on the Board of Directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In addition, all non-management directors received $2,500 per meeting attended for service on the Board of Directors during 2002 and $500 for any committee meetings attended during 2002. These amounts were changed in March 2003 to a yearly fee of $50,000, $2,000 for each meeting attended of the Board of Directors and $500 for each Committee meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Corporation's officers, directors and persons who beneficially own more than ten percent of a registered class of the Corporation's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-ten percent beneficial owners are also required to furnish the Corporation with copies of all Section 16(a) forms they file.

        Based solely upon a review of the copies of such forms furnished to the Corporation, or written representations that no Form 5 filings were required, the Corporation believes that during the period from December 30, 2001 through December 28, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following summary compensation table specifies the components of the compensation packages of the Company's chief executive officer and four other most highly compensated executive officers (collectively, the "Named Executives") for the years ended December 28, 2002, December 29, 2001 and December 30, 2000. The Company does not maintain any long-term compensation plans.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Retention Bonus($)(1)	Stock Options (#)(2)	Restricted Stock Awards	All Other Compensation ($)(5)
James L. Schaeffer(3) Chief Executive Officer	2002 2001 2000	442,656 426,556 412,100	135,000 95,000 105,000	100,000 — —	— 131,444 —	— — —	19,116 17,058 16,892
James G. Boyd Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2002 2001 2000	526,999 540,884 540,884	150,000 50,000 135,000	116,667 — —	— 185,000 —	— — —	21,793 18,962 19,751
S. Grant Reeves Vice President and Chief Operating Officer, Oriented Polymers Division	2002 2001 2000	177,860 174,804 168,772	35,000 20,000 39,000	60,053 — —	— 79,444 —	— — —	13,601 12,376 10,693
Rolf J. Altdorf Vice President—Europe Nonwovens Division	2002 2001 2000	211,717 146,590 145,389	93,644 119,260 46,299	33,333 — —	— 45,000 —	— — —	135,264 20,624 19,731
Fernando Espinosa Vice President of Operations—Latin America, Nonwovens	2002 2001 2000	213,126 196,500 186,402	105,000 63,000 47,000	66,666 — —	— 77,000 —	— — —	— — —
Jerry Zucker(4) Former Chairman, President and Chief Executive Officer	2002 2001 2000	906,507 924,776 924,776	250,000 95,000 204,000	203,333 — —	— 310,000 —	— — —	21,528 17,826 18,984

(1)
The Retention Bonus was part of the Company's Key Employee Retention Plan approved in connection with the Company's Chapter 11 bankruptcy proceedings.

(2)
Options listed as granted in 2001 were cancelled pursuant to the Plan.

(3)
Mr. Schaeffer was appointed as the Company's new Chief Executive Officer on March 11, 2003.

(4)
Mr. Zucker was replaced as Chairman, President and Chief Executive Officer of the Company on March 11, 2003.

(5)
The following table identifies and quantifies the amount of All Other Compensation for each Named Executive.

Name	Fiscal Year	Money Purchase Pension Plan($)	401(k) Company Contribution($)	401(h) Company Contribution($)	Retirement Annuity($)
James L. Schaeffer	2002 2001 2000	4,920 4,741 5,185	12,556 10,736 10,180	1,640 1,581 1,527	— — —
James G. Boyd	2002 2001 2000	7,000 5,950 6,739	12,459 11,028 11,028	2,334 1,984 1,984	— — —
S. Grant Reeves	2002 2001 2000	753 1,963 6,610	12,597 10,234 3,910	251 179 173	— — —
Rolf J. Altdorf	2002 2001 2000	— — —	— — —	— — —	135,264 20,624 19,731
Jerry Zucker	2002 2001 2000	7,000 5,950 5,950	12,194 9,892 11,050	2,334 1,984 1,984	— — —

        The amounts included under the column entitled "Money Purchase Pension Plan" are amounts paid by the Company into a trust fund which provides retirement benefits and, under certain circumstances, death or disability benefits or benefits upon termination of employment.

The 2001 Polymer Group Stock Option Plan

        In 2001, the Board of Directors adopted the 2001 Polymer Group Stock Option Plan (the "2001 Plan"). The 2001 Plan was approved by the stockholders of the Company in June 2001. As of the Effective Date and pursuant to the Plan, the 2001 Plan was terminated.

The 1996 Key Employee Stock Option Plan

        In March 1996, the Board of Directors of the Company approved the 1996 Key Employee Stock Option Plan (the "Key Employee Plan"). As of the Effective Date and pursuant to the Plan, the Key Employee Plan was terminated.

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

        The Management Agreements provide that upon the termination of either Executive's employment, such Executive is entitled to receive severance payments equal to either one-half (in the case of death, disability, resignation without good reason or termination for cause) or three times (in all other cases) his annual salary. On March 11, 2003, Mr. Zucker was replaced as Chairman, President and Chief Executive Officer of the Company.

        The Company has not entered into written employment contracts with any of its other executive officers.

Termination Benefits

        In 1998, the Company entered into Change in Control Severance Compensation Agreements (each as amended on May 11, 2002, the "Agreements"), with Messrs. Zucker and Boyd. The Agreements were a result of a determination by the Board of Directors that it was important and in the best interests of the Company and its shareholders to ensure that, in the event of a possible change in control of the Company, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control.

        For purposes of the Agreements, a "change in control" occurs when (i) any person or group of persons acting jointly and in concert acquire 35% or more of the Company's voting securities, (ii) any person, or group of persons acting jointly and in concert, owning 5% or greater of the voting power of the Company's Common Stock nominates individuals for election to the Board (who have not been approved by the incumbent board) who, if elected, would constitute a majority of the members on the Board who are not full-time employees of the Company, and a majority of such nominees are elected to the Board of Directors, or (iii) the Company ceases to control in fact, directly or indirectly, all or substantially all of the assets employed in carrying on the business of the Company. As a result of the consummation of the Plan and the Company's emergence from bankruptcy on March 5, 2003, a change in control occurred for purposes of the Agreements.

        Benefits are payable under the Agreements only if a change in control has occurred and thereafter the officer's employment is terminated involuntarily without cause or voluntarily by the officer for reasons such as demotion, relocation, loss of benefits or other changes. The principal benefit to be provided to officers under the Agreements is a payment equal to 2.99 times the sum of (i) base salary, (ii) the cash value of the non-cash benefit plans and (iii) the average of the annual bonus received in the prior two years. On March 11, 2003, Mr. Zucker was replaced as Chairman, President and Chief Executive Officer of the Company.

        The Agreements are not employment agreements, and do not impair the right of the Company to terminate the employment of the officer with or without cause prior to a change in control or absent a potential or pending change in control, or the right of the officer to voluntarily terminate his employment.

        In connection with the Company's Chapter 11 proceedings, the Company established a Key Employee Retention Plan ("KERP"). Under the KERP, certain key employees, including the Named Executives, received retention bonuses, payable in three installments, if they remained with the Company through the Chapter 11 proceedings (or were terminated without cause). During fiscal year 2002, the Company made the first two installments under the KERP, totaling $580,052 to the Named Executives. The final installment is due May 11, 2003, the one-year anniversary of the Company's filing of the Chapter 11 petitions.

Compensation Committee Interlocks and Insider Participation

        The members of the Company's Compensation Committee are Messrs. Hewitt, Linden and Arias. The Company has no Compensation Committee interlocks or insider participation relationships of such persons with the Company to report.

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

        This Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any other filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

        Compensation Philosophy.    The compensation philosophy of the Company is to endeavor to directly link executive compensation to continuous improvements in corporate performance and increases in shareholder value. The Committee has adopted the following objectives as guidelines for compensation decisions.

  •
  Display a willingness to pay levels of compensation that are necessary to attract and retain highly qualified executives.

  •
  Be willing to compensate executive officers in recognition of superior individual performance, new responsibilities or new positions within the Company.

  •
  Take into account historical levels of executive compensation and the overall competitiveness of the market for high quality executive talent.

  •
  Implement a balance between short-term and long-term compensation to complement the Company's annual and long-term business objectives and strategy and to encourage executive performance in furtherance of the fulfillment of those objectives.

  •
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

        Base Salary.    The Company's base pay levels are largely determined by evaluating the responsibilities of the position held and the experience of the individual and by comparing the salary scale with companies of similar size and complexity. Actual base salaries are kept within a competitive salary range for each position that is established through job evaluation and market comparisons and approved by the Committee as reasonable and necessary. Mr. Schaeffer's minimum base salary for 2003 has not yet been determined.

        Annual Incentives.    Mr. Schaeffer will also receive an annual bonus as determined by the Board of Directors.

        Stock Option Program.    The Committee strongly believes that by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to increase their ownership of the Company's stock, the interests of stockholders and executives will be closely aligned. Therefore, the Committee is evaluating the implantation of a stock option plan for the Company's key employees (including the Named Executives) that would make them eligible to receive either incentive stock options or nonqualified stock options.

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

Eugene Linden, Chairman
Pedro A. Arias
William B. Hewitt

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

Comparison of Total Return*
Polymer Group, Inc., Russell 2000 Index and the Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY INDEX MARKET
	12/31/1997	12/31/1998	12/31/1999	12/29/2000	12/31/2001	12/31/2002
Polymer Group	100.00	104.61	192.30	57.17	8.00	.96
Customer Selected Stock List	100.00	88.22	83.08	89.49	93.97	61.47
Russell 2000 Index	100.00	97.20	116.24	111.22	112.36	88.11

*
Total Return assumes reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following information with respect to the outstanding shares of Common Stock of the Company beneficially owned by each director and nominee for director of the Company, the chief executive officer and the four other most highly compensated executive officers, all beneficial owners of more than five percent of each class of Common Stock known to the Company and the directors and executive officers as a group is furnished as of April 1, 2003, except as otherwise indicated.

Title of Class	Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)
Class A Common	MatlinPatterson Global Opportunities Partners L.P.(3)(9)	10,727,193	80.3%
	James D. Bennett(4)	600,874	6.01%
	James G. Boyd(6)(9)	—	*
	Pedro A. Arias	—	*
	Ramon Betolaza	—	*
	Lap Wai Chan	—	*
	William B. Hewitt	—	*
	Eugene Linden	—	*
	James A. Ovenden	—	*
	Michael Watzky	—	*
	James L. Schaeffer	—	*
	S. Grant Reeves	—	*
	Fernando Espinosa	—	*
	All directors and executive officers as a group	—	*
Class B Common	Jerry Zucker(5)(9)	100,391	25.1%
	James G. Boyd(6)(9)	62,202	15.6%
	The InterTech Group, Inc.(7)	51,101	12.8%
	Golder, Thoma, Cressey Fund III Limited Partnership(8)	70,331	17.6%
	Pedro A. Arias	—	*
	Ramon Betolaza	—	*
	Lap Wai Chan	—	*
	William B. Hewitt	—	*
	Eugene Linden	—	*
	James A. Ovenden	—	*
	Michael Watzky	—	*
	James L. Schaeffer	—	*
	S. Grant Reeves	88	*
	Fernando Espinosa	—	*
	All directors and executive officers as a group	62,290	15.6%
Class C Common	PGI Special Purpose Holdings, LLC	118,449	100%
	James G. Boyd	—	*
	Pedro A. Arias	—	*
	Ramon Betolaza	—	*
	Lap Wai Chan	—	*
	William B. Hewitt	—	*
	Eugene Linden	—	*
	James A. Ovenden	—	*
	Michael Watzky	—	*
	James L. Schaeffer	—	*
	S. Grant Reeves	—	*
	Fernando Espinosa	—	*
	All directors and executive officers as a group	—	*

(1)
Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated. There were no shares of Common Stock subject to options exercisable within 60 days of April 1, 2003.

(2)
Percentages less than one percent are denoted by an asterisk.

(3)
Includes 5,449,445 shares of Class A Common held by MatlinPatterson Global Opportunities Partners L.P. ("MatlinPatterson") and $38,119,000 aggregate face amount of the Company's 10% Convertible Subordinated Notes due 2007 ("Convertible Notes"), which are immediately convertible into 5,227,749 shares of Class A Common.

(4)
Includes 251,354 shares of Class A Common held by Bennett Restructuring Fund, L.P. ("BRF"), 145,164 shares of Class A Common held by Bennett Restructuring Fund II, L.P. ("BRF II"), 128,540 shares of Class A Common held by Bennett Offshore Restructuring Fund, Inc. ("BORF") and 75,816 shares of Class A Common held by Barclays Global Investors Distressed Specialist Fund I ("Barclays Distressed"). The general partner of each of BRF and BRF II is Restructuring Capital Associates, L.P. ("RCA"). The general partners of RCA is Bennett Capital Corporation of which Mr. Bennett is the President and director. Mr. Bennett is also a director of BORF. Barclays Distressed is a unit trust organized under the laws of Ireland. Barclays Global Investors Limited ("BGI"), a limited company organized under the laws of England and Wales, is the manager of Barclays Distressed. RCA provides investment management services to Barclays Distressed pursuant to an agreement between RCA and Barclays Distressed.

(5)
Includes 45,795 shares held by Mr. Zucker, 88 shares held by Mr. Zucker's wife, 136 shares held in trust for Mr. Zucker's children, 51,101 shares held by The InterTech Group, Inc. ("InterTech") and 3,270 shares held by FTG, Inc. ("FTG"). Mr. Zucker is Chairman, Chief Executive Officer and President of InterTech and FTG, and as a result may be deemed to have voting and dispositive power over the shares held by InterTech and FTG.

(6)
Includes 7,831 shares held by Mr. Boyd, 51,101 shares held by InterTech, 3,270 shares held by FTG. Mr. Boyd is Executive Vice President, Secretary and Treasurer of InterTech and FTG. Shares of Class B Common are immediately convertible into shares of Class A Common on a share-per-share basis.

(7)
Includes 51,101 shares held by InterTech and 3,270 shares held by FTG. The address of InterTech is 4838 Jenkins Avenue, North Charleston, SC 29405.

(8)
All of the reported shares are held by GTC Fund III, of which Golder, Thoma, Cressey & Rauner, L.P. is the general partner. The address of GTC Fund III is c/o Golder, Thoma, Cressey, Rauner, Inc., 6100 Sears Tower, Chicago, IL 60606-6402.

(9)
Each of these parties has entered into a Shareholders Agreement, dated as of March 5, 2003, (the "Shareholders Agreement") providing for certain voting agreements regarding election of directors. Each such party disclaims beneficial ownership of shares of Common Stock owned by the other parties to the Shareholders Agreement.

        In connection with the Company's emergence from bankruptcy on March 5, 2003 (the "Effective Date") a change of control occurred resulting in MatlinPatterson being the beneficial owner of 80.3% of the Company's voting securities and giving MatlinPatterson the ability to elect directors and control all major corporate transactions. Pursuant to the Joint Second Amended Modified Plan of Reorganization (the "Plan") of the Company and certain of its subsidiaries, as confirmed by the United States Bankruptcy Court for the District of South Carolina on January 16, 2003, MatlinPatterson acquired ownership of 5,499,445 shares of Class A Common in consideration of the cancellation of certain debt instruments (and all pre-petition interest thereon) which were acquired by MatlinPatterson and certain of its affiliates through a series of trades at an aggregate cost to MatlinPatterson and such affiliates of $150,732,172 as follows: 1,579,425 shares issued in respect of $114,813,000 principal amount 8.75% Senior Subordinated Notes of the Company due 2008 (the "8.75% Senior Subordinated Notes") (and all pre-petition interest thereon) acquired by MatlinPatterson and certain of its affiliates at a total cost of $43,108,511; 3,907,871 shares issued in respect of $279,549,000 principal amount 9% Senior Subordinated Notes of the Company due 2008 (the "9% Senior Subordinated Notes") and all pre-petition interest thereon acquired by MatlinPatterson and certain of its affiliates at a total cost of $107,413,619; 1,480 shares issued in respect of $113,000 principle amount 9.25% Senior Notes due 2006 of Dominion Textile (USA) Inc. and all pre-petition interest thereon acquired by MatlinPatterson and certain of its affiliates at a total cost of $25,425; and 10,669 shares issued in respect of $821,000 principle amount 8.875% Senior Subordinated Notes due 2003 of Dominion Textile and all pre-petition interest thereon acquired by MatlinPatterson and certain of its affiliates at a total cost of $184,725.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

        In order to effectuate certain provisions of the Plan, MatlinPatterson Global Opportunities Partners, the Company, Northeast Investors Trust ("NIT"), One Group Income Bond Fund ("One Group Income"), One Group High Yield Bond Fund ("One Group High Yield"), Southern Ute Growth Fund ("Southern Ute Growth"), Southern Ute Permanent Fund (together with One Group Income, One Group High Yield and Southern Ute Growth, "Pacholder"), Atlantic Global Funding Ltd. ("Atlantic"), CHYPS 1997-1 Ltd. ("CHYPS 1997"), CHYPS 1999-1 Ltd., a Cayman Islands company (collectively with Atlantic and CHYPS 1997, "Delaware Investments") (NIT, Pacholder and Delaware Investments are collectively referred to herein as the "Non-Matlin Global Partners Holders"), Jerry Zucker ("Zucker") and James G. Boyd ("Boyd") entered into a Shareholders Agreement, dated as of March 5, 2003 (the "Shareholders Agreement"). The terms of the Shareholders Agreement are described below.

  Contractual Preemptive Rights

        Pursuant to the Shareholders Agreement, the Company granted contractual preemptive rights to each holder of the Common Stock issued: (a) pursuant to the Plan; (b) upon the conversion of the Convertible Notes or exercise of the Warrants, (c) upon antidilution adjustments to the Class B Common Stock, or Convertible Notes, or (d) upon stock splits, stock dividends or otherwise, in each case, in respect of the securities set forth in clauses (a), (b) and (c) above (collectively, the "Initial Common Stock"). Such contractual preemptive rights give each holder of Initial Common Stock the right to purchase up to its pro rata share of any shares of capital stock or options, warrants, conversion rights or other rights to acquire shares of capital stock proposed to be issued by the Company, subject to certain excluded issuances set forth in the Shareholders Agreement and summarized in the immediately following sentence. Issuances of the following securities of the Company are not subject to the preemptive rights: (a) shares of Common Stock issuable upon conversion of the Convertible Notes; (b) shares of Class B Common Stock issuable pursuant to the anti-dilution provisions of the Class B Common Stock upon conversion of the Convertible Notes as set forth in Article IV, Section 2(a)(x) of the Company's Amended and Restated Certificate of Incorporation; (c) equity securities of the Company issued in connection with (i) any acquisition of another entity (other than an individual) by the Company or any subsidiary of the Company by merger, stock purchase, purchase of all or substantially all of the assets, or other reorganization, or (ii) the purchase of all or substantially all of the assets of another entity, in each case that is approved by a majority of the Company's Board of Directors; (d) up to an aggregate of 4,000,000 shares of Common Stock (or related options) issued to employees, officers, directors, consultants, other persons performing services for the Company (including distributors and sales representatives) and their respective affiliates, in each case, pursuant to any stock option plan, or similar equity-based compensatory arrangement approved by a majority of the Company's Board of Directors; (e) shares of Common Stock issued in connection with any stock split, stock dividend, recapitalization or similar transaction by the Company; (f) shares of Common Stock issued pursuant to a firm commitment underwritten public offering of the Company's Common Stock; (g) non-convertible debt securities or debt instruments; (h) shares of capital stock issued pursuant to a rights offering made to all holders of Initial Common Stock in accordance with applicable Federal securities laws; (i) shares of Common Stock and other securities issuable pursuant to the Plan; (j) shares of Common Stock issuable upon exercise of the Warrants; and (k) shares of capital stock issued pursuant to an anti-takeover plan, takeover defense plan or "poison pill" in the form of a shareholder rights plan or similar plan adopted by the Company. The contractual preemptive rights may be waived with the prior consent of the Company's Board of Directors, including at least one Non-Matlin Global Partners Board Member, and MatlinPatterson Global Opportunities Partners. The contractual preemptive rights terminate upon a change of control of the Company (as defined in the Shareholders Agreement) or with the consent of the Company's Board of Directors, including at least one Non-Matlin Global Partners Board Member, and MatlinPatterson Global Opportunities Partners.

  Tag-Along Rights

        Pursuant to the Shareholders Agreement, MatlinPatterson Global Opportunities Partners has granted "tag-along" rights to each holder of Initial Common Stock. In the event MatlinPatterson Global Opportunities Partners proposes to sell any of its Common Stock of the Company, subject to certain exempt transactions set forth in the Shareholders Agreement, each holder of Initial Common Stock shall have the right to sell, along side MatlinPatterson Global Opportunities Partners, its pro rata share of the total number of shares proposed to be sold by MatlinPatterson Global Opportunities Partners to the proposed purchaser on the same terms and conditions as MatlinPatterson Global Opportunities Partners. The tag-along rights may be waived with the prior consent of the Company's Board of Directors, including at least one Non-Matlin Global Partners Board Member, and MatlinPatterson Global Opportunities Partners. The tag-along rights terminate upon a change of control of the Company (as defined in the Shareholders Agreement) or with the consent of the Company's Board of Directors, including at least one Non-Matlin Global Partners Board Member, and MatlinPatterson Global Opportunities Partners.

  Provisions Regarding the Company's Board of Directors

        In accordance with the Plan, the Shareholders Agreement sets forth certain covenants of the parties thereto with respect to the composition of the Company's Board of Directors and the voting of the shares held thereby with respect to the nomination, election and removal of directors.

        Pursuant to the Plan and the Shareholders Agreement, as of March 6, 2003 (the "Effective Date"), the Company's Board of Directors will be (a) fixed at nine members, each with one year terms, subject to the removal provisions of the Company's Bylaws, and (b) composed of five directors designated by MatlinPatterson Global Opportunities Partners (together with any direct or indirect successors thereto designated by MatlinPatterson Global Opportunities Partners, the "MP Board Members"), two directors designated by the pre-Effective Date Board of Directors of the Company, who were initially Zucker and Boyd (together with any direct or indirect successors thereto, the "ZB Board Members"), and two directors designated by the Non-Matlin Global Partners Holders (together with any direct or indirect successors thereto, the "Non-Matlin Global Partners Board Members").

        At the annual meeting of stockholders for the calendar years 2003, 2004 and 2005, MatlinPatterson Global Opportunities Partners, each Non-Matlin Global Partners Holder, Zucker (as long as he is a director) and Boyd (as long as he is a director) each agreed to vote or cause to be voted all shares of Common Stock and other voting equity owned by him or it, or over which he or it has voting control, and otherwise use its respective best efforts, so as to nominate and elect to the Board of Directors the Matlin Global Partners Board Members, Non-Matlin Global Partners Board Members and ZB Board Members sitting on the Company's Board of Directors on the date immediately preceding such meeting; provided that if there is any vacancy on the Company's Board of Directors on the date immediately preceding such meeting as the result of the removal, resignation, death, disability or otherwise of a Matlin Global Partners Board Member, Non-Matlin Global Partners Board Member or ZB Board Member, MatlinPatterson Global Opportunities Partners, each Non-Matlin Global Partners Holder, Zucker and Boyd each shall vote or cause to be voted all shares of Common Stock and other voting equity owned by him or it, or over which he or it has voting control, and otherwise use its respective best efforts, so as to nominate and elect a successor designated by MatlinPatterson Global Opportunities Partners, if the director was a Matlin Global Partners Board Member, designated by the remaining Non-Matlin Global Partners Board Member, if the director was a Non-Matlin Global Partners Board Member and designated by the remaining ZB Board Member, if the director was a ZB Board Member; provided that (a) MatlinPatterson Global Opportunities Partners shall not be required to vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it or over which it has voting control, or use its best efforts, to nominate or elect any proposed director if such proposed director was previously removed from the Board of Directors in accordance with the terms of the Shareholders Agreement, and (b) upon the removal of any ZB Board Member pursuant to Sections 4.2(c) or (d) of the Shareholders Agreement, the remaining ZB Board Member shall not have the right to designate a successor to the removed ZB Board Member.

        At any time prior to the third anniversary of the Effective Date, upon the vacancy of any director due to resignation, removal or otherwise, MatlinPatterson Global Opportunities Partners, each Non-Matlin Global Partners Holder, Zucker and Boyd will shall vote or cause to be voted all shares of Common Stock and other voting equity owned by him or it, or over which he or it has voting control, and otherwise use its respective best efforts, so as to nominate and elect a successor designated by MatlinPatterson Global Opportunities Partners, if the director was a Matlin Global Partners Board Member, designated by the remaining Non-Matlin Global Partners Board Member, if the director was a Non-Matlin Global Partners Board Member and designated by the remaining ZB Board Member, if the director was a ZB Board Member; provided that (i) MatlinPatterson Global Opportunities Partners shall not be required to vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it or over which it has voting control, or use its best efforts, to nominate or elect any proposed director if such proposed director was previously removed from the Company's Board of Directors in accordance with the terms of the Shareholders Agreement, and (ii) upon the removal of any ZB Board Member pursuant to Sections 4.2(c) or (d) of the Shareholders Agreement, the remaining ZB Board Member shall not have the right to designate a successor to the removed ZB Board Member.

        At any time on or after the third anniversary of the Effective Date, MatlinPatterson Global Opportunities Partners, each Non-Matlin Global Partners Holder, Zucker and Boyd will each vote or cause to be voted all shares of Common Stock and other voting equity owned by him or it, or over which he or it has voting control, so as to nominate, include on the Company's slate of directors and elect each Matlin Global Partners Board Member, ZB Board Member and Non-Matlin Global Partners Board Member that served on the Board of Directors immediately prior to such election and/or each other shareholder nominee; provided that in the case of each such specific nomination (i) such Matlin Global Partners Board Member, ZB Board Member, Non-Matlin Global Partners Board Member or other Shareholder nominee has been properly nominated by a shareholder, and (ii) the nomination thereof has the support of the affirmative vote of at least 12.5% of the issued and outstanding shares of Common Stock; provided, further that each share of Common Stock may be counted in support of only one nominee; provided further that in no event shall the size of the Company's Board of Directors be increased by operation of this provision.

        MatlinPatterson Global Opportunities Partners may not vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, to remove Zucker or any ZB Board Member that is a direct or indirect successor thereto from the Company's Board of Directors without cause unless (i) Zucker's employment with the Company or its subsidiaries is terminated for cause, or (ii) (A) Zucker's employment with the Company or its subsidiaries is terminated without cause or Zucker resigns and (B) the Company tenders or otherwise pays to Zucker the amounts that he is entitled to receive under his letter agreement dated May 22, 1998, as amended on May 11, 2002 (as the same may be amended from time to time, the "Zucker Change of Control Agreement") or any other applicable agreement; provided, however, that during the pendency of any dispute relating to (I) Zucker's termination of employment, (II) whether such termination of employment is for cause, or (III) whether Zucker is entitled to payment under the Zucker Change of Control Agreement or any other applicable agreement, MatlinPatterson Global Opportunities Partners shall be permitted to vote, and cause to be voted, the shares of Common Stock or other voting equity owned by it, and over which it has voting control, to remove Zucker (or any ZB Board Member that is a direct or indirect successor thereto) from the Company's Board of Directors. Nothing in this provision limits MatlinPatterson Global Opportunities Partners' right to vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, to remove for cause Zucker or any ZB Board Member that is a direct or indirect successor thereto from the Company's Board of Directors.

        MatlinPatterson Global Opportunities Partners may not vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, to remove Boyd or any ZB Board Member that is a direct or indirect successor thereto from the Company's Board of Directors without cause unless (i) Boyd's employment with the Company or its subsidiaries is terminated for cause, or (ii) (A) Boyd's employment with the Company or its subsidiaries is terminated without cause or Boyd resigns and (B) the Company tenders or otherwise pays Boyd the amounts that he is entitled to receive under his letter agreement dated May 22, 1998, as amended on May 11, 2002 (as the same may be amended from time to time, the "Boyd Change of Control Agreement") or any other applicable agreement; provided, however, that during the pendency of any dispute relating to (I) Boyd's termination of employment, (II) whether such termination of employment is for cause, or (III) whether Boyd is entitled to payment under the Boyd Change of Control Agreement or any other applicable agreement, MatlinPatterson Global Opportunities Partners shall be permitted to vote, and cause to be voted, the shares of Common Stock or other voting equity owned by it, and over which it has voting control, to remove Boyd (or any ZB Board Member that is a direct or indirect successor thereto) from the Company's Board of Directors. Nothing in this provision limits MatlinPatterson Global Opportunities Partners' right to vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, to remove for cause Boyd or any ZB Board Member that is a direct or indirect successor thereto from the Company's Board of Directors.

        If a ZB Board Member is removed as a director for cause or otherwise in accordance with Section 4.2(c) or (d) of the Shareholders Agreement, the Company is to promptly call a special meeting of shareholders for the purpose of reducing the number of directors on the Company's Board of Directors to eliminate the vacancy created by such removal and MatlinPatterson Global Opportunities Partners shall, at such special meeting, vote, and cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, in favor of reducing the number of directors on the Company's Board of Directors to eliminate such vacancy; provided, however, that (i) during the pendency of any dispute described in the proviso of Section 4.2(c)(ii) of the Shareholders Agreement, MatlinPatterson Global Opportunities Partners shall not vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control in favor of either the elimination of the vacancy created by the removal of Zucker or any ZB Board Member that is a direct or indirect successor thereto or the election of any director to fill such vacancy, and (ii) during the pendency of any dispute described in the proviso of Section 4.2(d)(ii) of the Shareholders Agreement (summarized in Paragraph II(C)(2)(d)(ii) of this Item 6), MatlinPatterson Global Opportunities Partners shall not vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control in favor of either the elimination of the vacancy created by the removal of Boyd or any ZB Board Member that is a direct or indirect successor thereto or the election of any director to fill such vacancy.

        MatlinPatterson Global Opportunities Partners shall not vote, or cause to be voted, the shares of Common Stock or other voting equity owned by it, or over which it has voting control, to remove without cause any Non-Matlin Global Partners Board Member.

        At least one Non-Matlin Global Partners Board Member shall be a member of each of the audit committee, compensation committee and executive committee for so long as a Non-Matlin Global Partners Board Member has a right to a seat on the Company's Board of Directors pursuant to Sections 4.1, 4.2(a) or 4.2(b) of the Shareholders Agreement; provided that at least one Non-Matlin Global Partners Board Member is a member of the Company's Board of Directors during such period and that the member to serve on such committees satisfies all applicable Federal, state, securities exchange, quotation system, and self regulatory organization (including, without limitation, the Securities and Exchange Commission, New York Stock Exchange, Nasdaq and the OTC Bulletin Board, as the case may be) rules and regulations regarding, concerning and relating to qualifications and requirements necessary for service on such committees.

        The provisions of the Shareholders Agreement regarding the composition of the Company's Board of Directors and the voting of the shares held by the parties thereto with respect to the nomination, election and removal of directors shall terminate upon a change of control of the Company (as defined in the Shareholders Agreement).

  Additional Provisions

        In accordance with the Plan and pursuant to the Shareholders Agreement, the Company is subject to the following additional obligations.

  •
  Reporting Obligations. If a class of the Company's equity securities is not otherwise registered pursuant to Section 12(d) or Sections 12(g)(1)(A) or (B) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, the Company shall (a) use its best efforts to register the Class A Common Stock, on a voluntary basis, with the Securities and Exchange Commission pursuant to Section 12(g) of the Exchange Act and to have such registration declared effective as soon as possible after the date hereof, and (b) file all periodic and other reports and filings required to be filed by Companies with a class of equity securities registered under Sections 12(d) or (g) of the Exchange Act. The Company shall not seek to terminate any voluntary registration of its Class A Common Stock required by the Shareholders Agreement (as summarized above), and shall continue to file all periodic and other reports and filings required to be filed by Companies with a class of equity securities registered under Section 12(g) of the Exchange Act, until the termination of such obligation in accordance with the Shareholders Agreement.

  •
  Incorporation. The Company shall maintain its corporate existence in Delaware; provided, however, that the Company may reincorporate elsewhere if such reincorporation is necessary to effectuate a bona fide business combination or other transaction; provided, further, that any such business combination or other transaction with a PGI Affiliate shall require the approval of one Non-Matlin Global Partners Board Member.

  •
  Listing. On the Effective Date, or as soon as practicable thereafter, the Company shall use its reasonable best efforts to become a listed company on the New York Stock Exchange or to become included for quotation on The Nasdaq Stock Market; provided that the Company shall initially list its shares of Class A Common Stock and Class B Common Stock for trading on the Nasdaq bulletin board or over-the-counter market.

  •
  Related Party Transactions. Without the written approval of at least one Non-Matlin Global Partners Board Member, the Company may not enter into any New Polymer Affiliated Transaction (as defined in the Shareholders Agreement); provided that, solely for the avoidance of doubt, nothing in this provision requires the termination of any of the existing terms or provisions of, or existing obligations under, any of the following relationships between the Company and any PGI Affiliate (as defined in the Shareholders Agreement): (a) the existing lease and shared services agreement relating to the Company's headquarters, among the Company, The InterTech Group, Inc. and ZS Associates, as in effect on the Effective Date; (b) the shared insurance purchasing arrangement between the Company and The InterTech Group, Inc., as in effect on the Effective Date; and (c) the shared employee benefits management agreement between the Company and The InterTech Group, Inc, as in effect on the Effective Date. Notwithstanding anything to the contrary herein, (x) any amendment, modification, extension or change to, or waiver under, any of the relationships between the Company and any PGI Affiliate set forth in the proviso to the immediately preceding sentence shall require the written approval of at least one Non-Matlin Global Partners Board Member, and (y) nothing in this Agreement shall restrict or prevent the Company from terminating any of the relationships, agreements or arrangements set forth in the proviso to the immediately preceding sentence. Notwithstanding the foregoing, in no case shall the Company enter into any agreement to pay, nor shall it pay, any management fee or transaction fee to any PGI Affiliate, excluding fees of up to an aggregate of $4,500,000 payable to MatlinPatterson Global Opportunities Partners pursuant to the Plan.

  •
  Registration Rights. In the event that the Company, MatlinPatterson Global Opportunities Partners or any Non-Matlin Global Partners Holder shall determine, based upon the reasonable advice of counsel, that (a) the Convertible Notes may not be offered for resale or resold, or (b) the Initial Common Stock issuable upon conversion of the Convertible Notes may not be issued, offered for resale and/or resold, in each of the cases set forth in the foregoing clauses (a) and (b), without the registration of such offer, resale and/or issuance under the Securities Act and the rules and regulations promulgated thereunder, or an exemption therefrom, MatlinPatterson Global Opportunities Partners or such Non-Matlin Global Partners Holder shall have the right to cause the Company to use its reasonable best efforts to register the offer, resale and/or issuance of all Convertible Notes and/or Initial Common Stock issuable upon the conversation thereof, as the case may be, under the Securities Act pursuant to a registration statement on Form S-1 or Form S-3, if available to the Company (or successors to such forms adopted by the Securities and Exchange Commission). In the event a registration is requested pursuant to this provision, MatlinPatterson Global Opportunities Partners and the Non-Matlin Global Partners Holders shall reasonably cooperate with the Company in the preparation of the registration statement, and the Company shall, among other things, pay all expenses of the registration, including, without limitation, the costs and expenses of one counsel to MatlinPatterson Global Opportunities Partners and the Non-Matlin Global Partners Holders, provide such counsel with a reasonable opportunity to review and comment upon the registration statement, communications with the staff of the Securities Exchange Commission and related documents, and effect such registration as soon as shall be reasonably practicable.

  •
  Termination of Obligations. The obligations of the Company summarized above terminate upon a change of control of the Company (as defined in the Shareholders Agreement) or a going private transaction involving the Company.

        The Shareholders Agreement contains other provisions regarding, among other things, transferring rights granted by the Shareholders Agreement, third party beneficiaries and enforcement of certain provisions of the Shareholders Agreement thereby, specific performance, amendments, granting of equivalent rights to additional shareholders of the Company, and termination of the requirements for approval of actions by Non-Matlin Global Partners Board Members.

        The Company's corporate headquarters are housed in space leased by a shareholder of the Company from an affiliate of the shareholder at an approximate annual rental charge of $0.2 million. Shared service costs are charged to the Company and approximated $0.8, $2.1 and $1.7 million in 2002, 2001 and 2000 respectively. The Company leased a manufacturing facility from an affiliated entity that the Company believed was comparable to similar properties in the area. This lease was terminated in January 2003 at no cost to the Company. Annual rent expense relating to this terminated lease approximated $0.2 million in 2002, 2001 and 2000. In addition, during 2000 the Company purchased equipment for approximately $0.3 million from an entity affiliated with the Company. The Company believes that the purchase price for this equipment was comparable to that which would have been paid to an unaffiliated third party. The Company is currently reviewing these agreements to determine their enforceability and the Company's rights, including the right to terminate, under these agreements.

        During 2002, the Company entered into a Joint Development Agreement dated as of April 17, 2002 and in December 2002 entered into a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company's stockholders. During 2002, no payments were made by either party under either of these agreements. Certain of the Company's key employees provide services for InterTech, a shareholder of the Company, and other affiliates of InterTech. InterTech and its affiliates pay such employees directly for these services. The Company is currently examining this relationship.

SIGNATURES

        According to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2003.

POLYMER GROUP, INC.
By:	/s/ JAMES L. SCHAEFFER James L. Schaeffer Its: Chief Executive Officer

        According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 28, 2003.

Signatures	Title

/s/ JAMES L. SCHAEFFER James L. Schaeffer	Chief Executive Officer
/s/ JAMES G. BOYD James G. Boyd	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer and principal accounting officer)
/s/ PEDRO ARIAS Pedro Arias	Director
/s/ RAMON BETOLAZA Ramon Betolaza	Director
/s/ LAP WAI CHAN Lap Wai Chan	Director
/s/ WILLIAM B. HEWITT William B. Hewitt	Director
/s/ EUGENE LINDEN Eugene Linden	Director

/s/ JAMES OVENDEN James Ovenden	Director
/s/ MICHAEL WATZKY Michael Watzky	Director

QuickLinks

PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
PERFORMANCE GRAPH
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES