Form 10-Q
period 2003-03-29
POLYMER GROUP INC
filed 2003-05-19
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-1003983 (I.R.S. Employer Identification No.)
4055 Faber Place Drive, Suite 201 North Charleston, South Carolina (Address of principal executive offices)	29405 (Zip Code)
Registrant's telephone number, including area code: (843) 329-5151

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes /x/        No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes / /        No /x/

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Securities 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes /x/        No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        On May 12, 2003 there were 8,125,869 shares of Class A common stock, 399,978 shares of Class B common stock and 118,449 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	Successor	Predecessor
	March 29, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$30,193	$45,901
Short-term investments	—	12,246
Accounts receivable, net	132,065	117,420
Inventories	115,813	115,696
Other	32,934	45,236

Total current assets	311,005	336,499
Property, plant and equipment	361,600	429,528
Intangibles and loan acquisition costs, net	34,907	33,357
Other	11,221	11,935

Total assets	$718,733	$811,319

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$46,178	$46,068
Accrued liabilities and other	63,652	45,376
Short-term borrowings	248	534
Current portion of long-term debt	9,488	24,616

Total current liabilities	119,566	116,594
Long-term debt, less current portion	479,470	478,224
Other non-current liabilities	47,949	45,309

Total liabilities not subject to compromise	646,985	640,127
Liabilities Subject to Compromise	—	637,106

Total liabilities	646,985	1,277,233

Shareholders' equity (deficit):
Successor Class A common stock—$.01 par value, 19,279,388 shares authorized, 8,125,869 shares issued and outstanding at March 29, 2003	81	—
Successor Class B common stock—$.01 par value, 800,000 shares authorized, 399,978 shares issued and outstanding at March 29, 2003	4	—
Successor Class C common stock—$.01 par value, 118,453 shares authorized, 118,449 shares issued and outstanding at March 29, 2003	1	—
Predecessor series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Predecessor common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at December 28, 2002	—	320
Predecessor non-voting convertible common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Additional paid in capital	73,304	243,722
(Deficit)	(1,485)	(661,572)
Accumulated other comprehensive (loss)	(157)	(48,384)

	71,748	(465,914)

Total liabilities and shareholders' equity (deficit)	$718,733	$811,319

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	(Restated) Three Months Ended March 30, 2002
Net sales	$64,067	$132,909	$191,180
Cost of goods sold	52,694	111,075	162,711

Gross profit	11,373	21,834	28,469
Selling, general and administrative expenses	8,250	16,218	26,624
Special charges	—	—	2,168
Plant realignment	8	4	176

Operating income (loss)	3,115	5,612	(499)
Other (income) expense:
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003)	3,760	10,665	25,753
Investment (gain) loss, net	—	(291)	68
Foreign currency and other	(31)	1,875	3,253

	3,729	12,249	29,074

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(614)	(6,637)	(29,573)
Reorganization items:
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	47,460	—
Chapter 11 reorganization expenses	—	10,448	—
Other	—	19,395	—

	—	(542,610)	—

(Loss) income before income taxes and cumulative effect of change in accounting principle	(614)	535,973	(29,573)
Income taxes	871	1,692	—

(Loss) income before cumulative effect of change in accounting principle	(1,485)	534,281	(29,573)
Cumulative effect of change in accounting principle	—	—	12,774

Net (loss) income	$(1,485)	$534,281	$(42,347)

Net (loss) income per common share—basic Average shares outstanding	8,644	32,004	32,004

(Loss) income before cumulative effect of change in accounting principle	$(0.17)	$16.69	$(0.92)
Cumulative effect of change in accounting principle	—	—	0.40

Net (loss) income	$(0.17)	$16.69	$(1.32)

Net (loss) income per common share—diluted
Average shares outstanding	8,644	32,004	32,004

(Loss) income before cumulative effect of change in accounting principle	$(0.17)	$16.69	$(0.92)
Cumulative effect of change in accounting principle	—	—	0.40

Net (loss) income	$(0.17)	$16.69	$(1.32)

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Two Months Ended March 1, 2003 and One Month Ended March 29, 2003
(In Thousands, Except Share Data)

	Common Stock				Accumulated Other Comprehensive Income / (Loss)
			Additional Paid-in Capital	Retained Earnings / (Deficit)			Comprehensive Income / (Loss)
	Shares	Amount				Total
Predecessor:
Balance—December 28, 2002	32,004,200	$320	$243,722	$(661,572)	$(48,384)	$(465,914)
Comprehensive (loss) for the year ended December 28, 2002							$(417,052)

Net loss excluding effects of plan of reorganization and fresh start adjustments	—	—	—	(8,329)	—	(8,329)	$(8,329)
Currency translation adjustment	—	—	—	—	6,784	6,784	6,784
Marketable securities valuation	—	—	—	—	(655)	(655)	(655)
Minimum pension liability	—	—	—	—	(460)	(460)	(460)
Effect of plan of reorganization and fresh start adjustments:
Cancellation of old common stock	(32,004,200)	(320)	(243,722)	—	—	(244,042)	—
Issuance of new common stock	8,644,296	86	73,304	—	—	73,390	—
Other fresh start adjustments	—	—	—	669,901	42,715	712,616	—

Comprehensive (loss) for the two months ended March 1, 2003							$(2,660)

Successor:
Balance—March 1, 2003	8,644,296	86	73,304	—	—	73,390
Net loss	—	—	—	(1,485)	—	(1,485)	$(1,485)
Currency translation adjustment					(157)	(157)	(157)

Balance—March 29, 2003	8,644,296	$86	$73,304	$(1,485)	$(157)	$71,748

Comprehensive (loss) for the one month ended March 29, 2003							$(1,642)

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	(Restated) Three Months Ended March 30, 2002
Operating Activities
Net income (loss)	$(1,485)	$534,281	$(42,347)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—	12,774
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	47,460	—
Depreciation and amortization	3,344	7,398	16,024
Foreign currency and other	(31)	1,875	3,321
Changes in operating assets and liabilities, net of effects of fresh start adjustments:
Accounts receivable	(6,268)	(8,377)	755
Inventories	935	(1,052)	10,169
Accounts payable and accrued expenses	2,235	13,138	6,669
Other, net	2,346	12,289	(11,052)

Net cash (used in) provided by operating activities	1,076	(12,901)	(3,687)

Investing Activities
Purchases of property, plant and equipment	(2,031)	(3,062)	(2,328)
Proceeds from sale of marketable securities classified as available for sale	—	11,867	—
Other	—	15	—

Net cash (used in) provided by investing activities	(2,031)	8,820	(2,328)

Financing Activities
Proceeds from debt	—	535,310	16
Payments of debt	(968)	(549,031)	(978)
Loan acquisition costs	—	(948)	—

Net cash (used in) financing activities	(968)	(14,669)	(962)

Effect of exchange rate change on cash	333	4,632	5,843

Net (decrease) in cash and equivalents	(1,590)	(14,118)	(1,134)
Cash and equivalents at beginning of period	31,783	45,901	28,231

Cash and equivalents at end of period	$30,193	$31,783	$27,097

Note 1.    Nature of Operations

        Polymer Group, Inc. (the "Company" or "Polymer Group"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two market segments that include consumer and industrial and specialty. The Company undertook a comprehensive financial and business restructuring beginning in fiscal 2001 that continued into 2002. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly the Company emerged from Chapter 11 effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. The Company adopted "fresh-start accounting" as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets based on their respective fair values at the date of emergence. Such allocation has been based on preliminary estimates which may be revised at a later date as additional information becomes available. References to "Predecessor" refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to "Successor" refer to Polymer Group and its subsidiaries from March 2, 2003 through March 29, 2003, after giving effect to the implementation of fresh start reporting.

        The Modified Plan generally resulted in the: (i) restructuring of the Company's bank debt by entering into the Restructured Credit Facility (as defined): (ii) retirement of in excess of $591.5 million of the Company's obligations under the senior subordinated notes; (iii) payment in full of virtually all critical business relations claims (as defined in the Modified Plan); and (iv) cancellation of the Company's old common stock and issuance of new common stock and warrants. The Company entered in to Amendment No. 1 to the Restructured Credit Facility ("Amendment No. 1"), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility. A complete description of Amendment No. 1, and certain other matters is contained in Note 15. "Recent Developments."

Note 2.    Significant Accounting Policies

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and include the accounts of the Company and its subsidiaries. The preparation of such financial statements assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), all liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities Not Subject to Compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the consolidated statements of operations.

        The consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002 contain summarized information; as a result, such data does not include the same detail provided in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the two months ended March 1, 2003 and one month ended March 29, 2003 are not necessarily indicative of the results that may be expected for fiscal 2003. The results for the one month ended March 29, 2003 are not comparable to the results for the two months ended March 1, 2003.

        All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates. Investments in 20% to 50% owned affiliates are accounted for on the equity method.

Revenue Recognition

        Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101 ("SAB 101").

Accounts Receivable and Concentration of Credit Risks

        The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company identifies delinquent accounts based on specific customer terms and typically does not accrue interest charges on customer balances. The recorded values are separately maintained, even those balances that are fully reserved. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $13.7 million and $12.9 million at March 29, 2003 and December 28, 2002, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of March 29, 2003 and December 28, 2002 consist of the following (in thousands):

	Successor March 29, 2003	Predecessor December 28, 2002
	(Unaudited)
Finished goods	$53,570	$56,126
Work in process	20,056	17,515
Raw materials	42,187	42,055

	$115,813	$115,696

Long-Lived Assets

        The Company reviews the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standard No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") and Statement of Financial Accounting Standard No 142 "Goodwill and Other Intangible Assets" ("FAS 142"). As more fully discussed in Note 6. "Business Restructuring and Impairment," the Company recorded a non-cash asset impairment charge in fiscal 2002 of approximately $317.9 million related to the write-down of goodwill and other intangibles and property, plant and equipment in accordance with FAS 142 and FAS 144. As part of the Company's adoption of FAS 142 the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company's transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company's annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

        The following table reconciles reported results to restated results for the three months ended March 30, 2002 (in thousands, except per share data):

	As Reported	Restated
Net sales	$191,180	$191,180
Gross profit	28,469	28,469
Loss before cumulative effect of change in accounting principle	(29,573)	(29,573)
Cumulative effect of change in accounting principle	—	12,774
Net loss	$(29,573)	$(42,347)
Per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.92)
Cumulative effect of change in accounting principle	—	0.40

Net loss	$(0.92)	$(1.32)

(Deficit)	$(271,510)	$(284,284)

        Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but will be tested for impairment on at least an annual basis. Amortization expense is presented in the following table (in thousands):

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	Three Months Ended March 30, 2002
Amortization of:
Goodwill	$—	$—	$—
Intangibles with finite lives	480	220	782

Amortization included in selling, general and administrative expense	480	220	782
Loan acquisition costs included in interest expense, net	157	1,426	1,741

Total amortization expense	$637	$1,646	$2,523

Income Taxes

        Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future. Implementation of the Modified Plan resulted in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards ("NOLs"), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company's net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan.

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

Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares. All stock options were cancelled under the Modified Plan. The numerator for both basic and diluted earnings per share is net income (loss) applicable to common stock. A separate table illustrating the calculation of earnings per share has not been presented as such amount can be derived from information contained in the statement of operations. There were no reconciling items between basic loss per share and diluted loss per share for the periods presented in this Quarterly Report on Form 10-Q.

New Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill.

        On April 30, 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 have been adopted by the Company in 2003. The gain recognized by the Company on the cancellation of indebtedness pursuant to the emergence from bankruptcy has been classified as a reorganization item in the consolidated statements of operations.

        On July 30, 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will incur cost pursuant to SFAS 146 during 2003 related to its continued business restructuring efforts. Such cost will be accounted for in accordance with the standard. Refer to Note 6. "Business Restructuring and Impairment."

        On December 31, 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. SFAS No. 148 is effective for fiscal year 2003. The Company does not anticipate that SFAS 148 will have a significant effect on its results of operations as a result of the cancellation of all stock options under the 1996 Plan and 2001 Plan pursuant to the Modified Plan.

Note 3.    Chapter 11 Proceedings

Description of Chapter 11 Proceedings

        On May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") in order to provide the Debtors sufficient liquidity, if needed, to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the committee's objection. The Plan was not confirmed and thus the Company filed the Modified Plan as more fully discussed in Note 4. "Recapitalization."

Chapter 11 Costs and Financial Restructuring Expenses

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees through March 29, 2003 have been approximately $45.6 million.

Note 4.    Recapitalization

        On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the "Modified Plan"). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the "Chicopee Sale Proceeds") of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum

$5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy ("Critical Vendor Claims") and claims held by non-debtor subsidiaries of the Company ("Intercompany Claims") (together constituting the "Class 4 Claims") had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the "New Investment") by choosing to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) MatlinPatterson Global Opportunities Partners L.P. ("GOF") issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the "New Senior Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company's existing common stock ("Old Polymer Common Stock") received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

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

        The Senior Subordinated Note Purchase Agreement contains customary representations and warranties and standard default terms. Additionally, the Senior Subordinated Note Purchase Agreement contains affirmative and negative covenants of the Company with respect to (a) delivery of information, (b) of proceeds of asset sales, (c) limitation on restricted payments, (d) corporate existence, (e) limitation on liens, (f) future domestic subsidiary guarantors, (g) designation of unrestricted subsidiaries, and (h) mergers and similar transactions involving the Company or the guarantors.

Note 5.    Fresh Start Accounting

        Fresh-start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with SFAS No. 141. Such allocation is based on preliminary estimates which may be revised at a later date as information becomes available. The excess of the fair value of the specific tangible or identifiable intangible net assets over the reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro-rata basis. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. As part of the Modified Plan, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. As of the Effective Date, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,355,480 shares of Class A common stock has been reserved for issuance pending the outcome of certain claims against the Company in connections with the Modified Plan. No shares of Class D or Class E common stock were outstanding as of such date. The following table reflects the reorganization adjustments to old Polymer Group's consolidated balance sheet as of March 1, 2003 (in thousands):

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$308,411	$—		$1,163	(g)	$309,574
Property, plant and equipment	431,384	(39,491	)(f)	(29,150	)(g)	362,743
Intangibles and loan acquisition costs, net	38,315	(26,341	)(e)(f)	23,572	(h)	35,546
Other assets	13,296	—		(2,075	)(g)	11,221

Total assets	$791,406	$(65,832)		$(6,490)		$719,084

Liabilities and Shareholders' Equity (Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current	$94,466	$3,950	(a)	$9,668	(g)	$108,084
Short term borrowings	223	—		—		223
Long term debt—Prepetition Credit Facility	484,877	(484,877	)(b)	—		—
Long term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilites	48,133			(345	)(g)	47,788

Total liabilites not subject to compromise	645,864	(9,493)		9,323		645,694
Liabilites Subject to Compromise	637,122	(637,122	)(e)	—		—

Total liabilities	1,282,986	(646,615)		9,323		645,694
Shareholders' equity (deficit)	(491,580)	580,783	(f)	(15,813	)(I)	73,390

Total liabilities and shareholders' (deficit)	$791,406	$(65,832)		$(6,490)		$719,084

(a)
To record certain prepetition liabilities to be settled in cash.

(b)
To record the elimination of the Prepetition Credit Facility.

(c)
To record the Restructured Credit Facility.

(d)
To record the Junior Notes.

(e)
To record the elimination of pre-petition liabilites that were cancelled, which include the old senior subordinated notes, accrued interest, and loan acquisition costs.

(f)
To record the issuance of securities, the cancellation of prepetition liabilities and negative reorganization value.

(g)
To reflect assets and liabilities at fair value.

(h)
To write-off goodwill and adjust certain intangibles to fair value.

(I)
To write-off Predecessor's securities, accumulated deficit and accumulated other comprehensive loss.

Note 6.    Business Restructuring and Impairment

        The Company's restructuring program continued into 2002 on a smaller scale than that which was undertaken in 2001. Such restructurings included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division. The total plant realignment charge in 2002 and 2001 related to the restructuring approximated $8.5 million. Cash outlays in 2002 and 2001 associated with the Company's business restructuring approximated $7.6 million. A summary of the business restructuring activity during the three months ended March 29, 2003, accounted for in accordance with FAS 146, is presented in the following table (in thousands):

Employee Termination and Facility Closing Costs
Plant realignment liability as of December 28, 2002	$893
2003 plant realignment charge	12
2003 cash payments and adjustments	(168)

Plant realignment liability as of March 29, 2003	$737

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

Note 7.    Debt

Debt as of March 29, 2003 and December 28, 2002, consists of the following (in thousands):

	Successor March 29, 2003	Predecessor December 28, 2002
	(Unaudited)
Indebtedness, including current portion:
Prepetition Credit Facility	$—	$484,478
Restructured Credit Facility	421,433	—
Senior Subordinated Notes	—	587,482
Junior Notes	50,000	—
Other	17,773	20,405

	$489,206	$1,092,365

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

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. Refer to Note 16. "Recent Developments" for a description of Amendment No. 1 to the Restructured Credit Facility.

        The Company sold its Dayton, New Jersey ("South Brunswick") facility for approximately $10.2 million, net of expenses of $0.4 million, during December 2002 at no material gain or loss. Proceeds from the sale were maintained in an escrow account outside of the Company's control prior to emergence from Chapter 11 and thus were classified within "Other current assets" in the consolidated balance sheet at December 28, 2002. The proceeds from the sale of South Brunswick were used to reduce amounts outstanding under the Restructured Credit Facility during the first quarter of 2003.

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

Subsidiary Indebtedness

        The Company's China-based majority owned subsidiary ("Nanhai") has a bank facility with a financial institution in China that is scheduled to mature in April 2004. At March 29, 2003, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $10.0 million. As a result of the Company's 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company's consolidated balance sheet. At March 29, 2003, Nanhai had cash and cash equivalents on hand of approximately $3.4 million and working capital of approximately $10.7 million.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two bank facilities denominated in U.S. dollars of approximately $6.2 million at March 29, 2003 with current maturities of approximately $3.6 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company's consolidated balance sheet at March 29, 2003 as a result of the Company's 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At March 29, 2003, DNS had cash and cash equivalents on hand of approximately

$1.1 million and working capital of $7.0 million, excluding current debt. Including current debt, DNS working capital was approximately $3.5 million at March 29, 2003.

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

Note 8.    Condensed Consolidating Financial Statements

        Certain of the Company's wholly-owned subsidiaries unconditionally guarantee payment of the Company's Junior Notes, jointly and severally, on a senior subordinated basis. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following sets forth condensed consolidating financial statements (in thousands):

Condensed Consolidating Selected Balance Sheet Financial Data
As of March 29, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$76,432	$133,096	$(4,373)	$(13,716)	$191,439
Total assets	2,532,408	739,147	1,058,511	(3,611,333)	718,733
Total debt	1	17,439	471,766	—	489,206
Shareholders' equity (deficit)	1,460,416	222,972	71,748	(1,683,388)	71,748

Condensed Consolidating Selected Balance Sheet Financial Data
As of December 28, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$94,832	$131,989	$556	$(7,472)	$219,905
Total assets	2,342,690	615,516	1,103,031	(3,249,918)	811,319
Total debt	3	25,310	478,061	—	503,374
Shareholders' equity (deficit)	1,045,012	234,887	(465,914)	(1,279,899)	(465,914)

Condensed Consolidating Statement of Operations Selected Financial Data
For the One Month Ended March 29, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$31,990	$35,926	$—	$(3,849)	$64,067
Operating income (loss)	(945)	3,642	(87)	505	3,115
Interest expense, income taxes and other expense (income), net	(616)	1,608	1,398	2,210	4,600
Net income (loss)	(329)	2,034	(1,485)	(1,705)	(1,485)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Two Months Ended March 1, 2003
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$67,515	$73,917	$—	$(8,523)	$132,909
Operating income (loss)	(1,547)	7,203	(129)	85	5,612
Interest expense, income taxes and other expense (income), net	(130,717)	7,337	(534,410)	129,121	(528,669)
Net income (loss)	129,170	(134)	534,281	(129,036)	534,281

Condensed Consolidating Statement of Operations Selected Financial Data
For the Three Months Ended March 30, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$101,006	$98,467	$—	$(8,293)	$191,180
Operating income (loss)	(9,294)	11,379	(2,598)	14	(499)
Interest expense, income taxes and other expense (income), net	(16,510)	9,799	39,749	8,810	41,848
Net income (loss)	7,216	1,580	(42,347)	(8,796)	(42,347)

Note 9.    Segment Information

        The Company's reportable market segments consist of Consumer and Industrial & Specialty and beginning in fiscal 2003, the Company is required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company's primary operating divisions. Therefore, disclosures for the operating divisions have been presented in the following table. Sales to P&G account for more than 10% of the Company's sales and are reported primarily in the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company's nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. The Company recorded unusual items during the first fiscal quarters of 2003 and 2002 consisting of plant realignment and special charges. These charges have not been allocated to the segment data because the Company's management does not evaluate information that is not considered operating in nature on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. Financial data by market segments and operating divisions follows (in thousands):

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	Three Months Ended March 30, 2002
Market Segments
Net sales
Consumer	$35,044	$74,956	$107,730
Industrial and specialty	29,023	57,953	83,450

	$64,067	$132,909	$191,180

Operating income (loss)
Consumer	$1,759	$2,891	$5,484
Industrial and specialty	1,364	2,725	(3,639)

	3,123	5,616	1,845
Plant realignment	(8)	(4)	(176)
Special charges	—	—	(2,168)

	$3,115	$5,612	$(499)

Depreciation and amortization expense included in operating income (loss)
Consumer	$2,399	$4,386	$10,659
Industrial and specialty	945	3,012	5,365

	$3,344	$7,398	$16,024

	Successor	Predecessor
	March 29, 2003	December 28, 2002
Identifiable assets
Consumer	$373,043	$404,220
Industrial and specialty	294,961	326,670
Corporate	50,729	80,429

	$718,733	$811,319

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	Three Months Ended March 30, 2002
Operating Divisions
Net sales
Nonwovens	$50,075	$108,373	$153,576
Oriented Polymers	13,992	24,536	37,604
Unallocated Corporate	—	—	—

	$64,067	$132,909	$191,180

Operating income (loss)
Nonwovens	$1,670	$4,480	$1,066
Oriented Polymers	1,002	1,372	1,962
Unallocated Corporate	50	(351)	(1,183)
Eliminations	401	115	—

	3,123	5,616	1,845
Plant realignment	(8)	(4)	(176)
Special charges	—	—	(2,168)

	$3,115	$5,612	$(499)

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$3,466	$5,777	$13,945
Oriented Polymers	666	1,349	2,065
Unallocated Corporate	(272)	272	14
Eliminations	(516)	—	—

	$3,344	$7,398	$16,024

		Predecessor
	Successor
		December 28, 2002
	March 29, 2003
Identifiable assets
Nonwovens	$1,071,855	$950,473
Oriented Polymers	164,106	159,445
Corporate	2,720,761	2,567,353
Eliminations	(3,237,989)	(2,865,952)

	$718,733	$811,319

Note 10.    Geographic Information

        Geographic data for the Company's operations are presented in the following table (in thousands):

	Successor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	Three Months Ended March 30, 2002
Net sales to unaffiliated customers:
United States	28,141	58,992	$94,532
Canada	9,034	16,416	24,205
Europe	15,829	33,936	43,996
Asia	2,140	4,773	6,128
Latin America	8,923	18,792	22,319

	$64,067	$132,909	$191,180

Operating income (loss)
United States	$(520)	$(1,582)	$(9,465)
Canada	789	1,019	1,967
Europe	1,040	2,330	4,035
Asia	249	848	1,081
Latin America	1,565	3,001	4,227

	3,123	5,616	1,845
Plant realignment	(8)	(4)	(176)
Special charges	—	—	(2,168)

	$3,115	$5,612	$(499)

Depreciation and amortization expense included in operating income (loss):
United States	$1,451	$3,669	$9,830
Canada	468	950	1,338
Europe	659	1,166	2,347
Asia	275	628	878
Latin America	491	985	1,631

	$3,344	$7,398	$16,024

		Predecessor
	Successor
		December 28, 2002
	March 29, 2003
Identifiable assets
United States	$87,778	$374,705
Canada	140,289	110,181
Europe	306,958	159,637
Asia	47,958	39,643
Latin America	135,750	127,153

	$718,733	$811,319

Note 11.    Purchase Option and Subsidiary Matters

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

        The Company acquired an 80% majority ownership position in Vateks during fiscal 1999. The acquisition agreement contained a purchase price adjustment based upon the achievement of certain operating targets within an agreed-upon period after the acquisition date. Vateks did not achieve the operating targets and thus the Company sought to recover the short fall as calculated pursuant to the provisions of the acquisition agreement. The Company and former majority shareholder did not agree on such amount and therefore, the settlement proceeded to arbitration. The independent arbitrator concurred that the Company was entitled to receive an adjustment of the purchase price pursuant to the agreement. Accordingly, the Company and former shareholder agreed to a settlement of approximately $1.8 million payable in installments between fiscal 2002 and 2004. The Company received approximately $0.6 million during fiscal 2002 representing the first settlement installment. Such amount was accounted for as an adjustment to the purchase price of Vateks pursuant to the provisions of APB No. 16. Subsequent installment payments, in accordance with the settlement agreement, have not been paid to the Company by the former majority shareholder. Accordingly, the Company is pursuing its alternatives relative to this matter.

Note 12.    Related Party Transactions

        The Company leased a manufacturing facility from an affiliated entity that the Company believed was comparable to similar properties in the area. This lease was terminated in January 2003 at no cost to the Company. The Company currently leases office space from an affiliate of a shareholder of the Company at an approximate annual rental charge of $0.2 million. This facility previously served as the Company's corporate headquarters. Shared service costs are charged to the Company and approximated $0.2 million during the three months ended March 29, 2003. The Company also entered into a Joint Development Agreement dated as of April 17, 2002 and a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company's stockholders. During the three months ended March 29, 2003, no payments were made by either party under either of these agreements. The Company is currently reviewing these agreements to determine their enforceability and the Company's rights, including the right to terminate, under these agreements.

        Certain of the Company's key employees provide services for an entity that is a shareholder of the Company ("InterTech"). InterTech and its affiliates pay such employees directly for these services. The Company is currently reviewing this relationship.

Note 13.    Certain Matters

        On December 19, 1997, DT Acquisition Inc. ("DTA"), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada ("Dominion"), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a

"winding-up." All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., ("Galey") and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the "MSA") dated January 29, 1998. The result of such settlement was not material to the Company's financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey's contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. At March 29, 2003, the amounts due from Galey for shared cash activity pursuant to the MSA, including amounts associated with statutory tax payments, approximated $2.6 million (the "Galey Receivable"). The Company has fully reserved the Galey Receivable at March 29, 2003 due to the uncertainty of collectibility at such date. All shared cash activity prior to the first quarter of 2002 relative to the MSA has been collected from Galey.

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

Note 14.    Investment in Partially-Owned Equity Affiliate

        As part of the acquisition of Dominion and through its wholly-owned subsidiary, DTA, the Company acquired a 50% equity interest in a Canadian-based manufacturer of home furnishing products. The Company's equity ownership of this entity is a 50% shared investment with Galey pursuant to the MSA; therefore, the Company's effective ownership approximates 25%. Thus the results of this entity are not consolidated with those of the Company. At March 29, 2003, the Company's investment in this entity approximated $0.3 million. The Company received no dividends from this entity during the three months ended March 29, 2003 nor has the Company guaranteed any of this entity's obligations.

Note 15.    Recent Developments

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

Note 16.    Supplemental Financial Data

        The cost of research and development, shipping and handling, and selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. A summary of these expenses is presented in the following table (in thousands):

	Successor	Predecessor	Predecessor
	One Month Ended March 29, 2003	Two Months Ended March 1, 2003	Three Months Ended March 30, 2002
Research and development	$1,044	$2,483	$3,886
Shipping and handling	1,709	3,411	5,327
Selling and advertising	2,260	4,904	7,561

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report on Form 10-Q. In particular, this discussion should be read in conjunction with Note 3. "Chapter 11 Proceedings" and Note 4. "Recapitalization," which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring associated with the Company's emergence from Chapter 11 effective March 5, 2003.

        For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. For purposes of discussion of results of operations, the one month ended March 29, 2003 (Successor) has been combined with two months ended March 1, 2003 (Predecessor).

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%
Cost of goods sold
Materials	46.8	44.4
Labor	10.3	8.5
Overhead	26.0	32.2

	83.1	85.1

Gross profit	16.9	14.9
Selling, general and administrative expense	12.4	13.9
Plant realignment costs	—	0.1
Special charges	—	1.1

Operating income (loss)	4.4	(0.2)
Other expense
Interest expense, net	7.3	13.5
Investment (gain)/loss	(0.1)
Foreign currency and other	0.9	1.7

	8.1	15.2

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(3.7)	(15.4)
Reorganization items	275.5	—

Income before income taxes and cumulative effect of change in accounting principle	271.8	(15.4)
Income taxes	1.3	—

Income before cumulative effect of change in accounting principle	270.5	(15.4)
Cumulative effect of change in a accounting principle	—	6.7

Net income (loss)	270.5	(22.1)

Comparison of Three Months Ended March 29, 2003 and March 28, 2002

        The following table sets forth components of the Company's net sales and operating income (loss) by market segment and operating division for the three months ended March 29, 2003 and the corresponding change over the comparable period in 2002 (in thousands, except percent data).

	Three Months Ended
	March 29, 2003	March 30, 2002	Change	% Change
Market Segments
Net Sales
Consumer	$110,000	$107,730	$2,270	2.11%
Industrial & Specialty	86,976	83,450	3,526	4.23

	$196,976	$191,180	$5,796	3.03

Operating income (loss)
Consumer	$4,650	$5,484	$(834)	(15.21)
Industrial & Specialty	4,089	(3,639)	7,728	(212.37)

	8,739	1,845	6,894	373.66
Plant realignment costs	(12)	(176)	164	(93.18)
Special charges and other unusual items	—	(2,168)	2,168	—

	$8,727	$(499)	$9,226	—

Operating Division
Net Sales
Nonwovens	$158,448	$153,576	$4,872	3.17%
Oriented Polymers	38,528	37,604	924	2.46
Eliminations	—		—

	$196,976	$191,180	$5,796	3.03

Operating income (loss)
Nonwovens	$6,150	$1,066	$5,084	476.92
Oriented Polymers	2,374	1,962	412	21.00
Unallocated Corporate	(301)	(1,183)	882	(74.56)
Eliminations	516	—	516	—

	8,739	1,845	6,894	373.66
Plant realignment costs	(12)	(176)	164	(93.18)
Special charges and other unusual items	—	(2,168)	2,168	—

	$8,727	$(499)	$9,226	—

Net Sales

        A reconciliation of the change in net sales between the three months ended March 29, 2003 and the three months ended March 30, 2002 is presented in the following table (in thousands):

Net sales—three months ended March 30, 2002	$191,180
Change in sales due to:
Volume	(166)
Price/mix	(2,545)
Foreign currency	8,507

Net sales—three months ended March 29, 2003	$196,976

        Consolidated net sales were approximately $197.0 million for the three months ended March 29, 2003, an increase of $5.8 million or 3.0% over net sales of $191.2 million for the same fiscal period in 2002. The increase in net sales was due primarily to favorable foreign currencies versus the U.S. dollar offset by unfavorable price / mix. Excluding the favorable effects of foreign currency translation, similar economic and business issues continued to impact both the Consumer and Industrial and Specialty market segments. The Company's businesses continued to be unfavorably impacted by the general economic decline in the world-wide economy and the financial restructuring efforts associated with the Chapter 11 process, including lost sales from existing customers. In addition, certain factors that have historically contributed to lower than anticipated net sales continued to negatively affect net sales during the three months ended March 29, 2003. Within the Company's Nonwovens business, lower sales volume, predominantly in the U.S. medical markets and lower sales volume within the European hygiene markets, offset volume gains in the Latin American business. Price / mix within the Nonwovens business was unfavorable within the U.S. and European markets. Sales volume was lower year over year within the Oriented Polymers business offset somewhat by favorable price / mix in the industrial fabrics and agricultural markets.

        Foreign currencies, predominantly in Europe and Canada, were stronger against the U.S. dollar during the three months ended March 29, 2003 versus the same period in 2002. However, the Argentine pesos continued to unfavorably impact the Company's results of operations. The increase in net sales between the three months ended March 29, 2003 and March 30, 2002 due to favorable foreign currency translation in Europe and Canada was approximately $10.2 million offset by the continued decline of the Argentine peso of $1.7 million. Continued discussion of foreign currency exchange rate risk is contained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Operating Income (Loss)

        A reconciliation of the change in operating income (loss) between the three months ended March 30, 2002 and March 29, 2003 is presented in the following table (in thousands):

Operating (loss)—three months ended March 30, 2002	$(499)
Change in operating income due to:
Plant realignment and special charges	2,344
Volume	613
Cost savings and other initiatives related to plant realignment and business restructuring	4,014
Lower depreciation and amortization	4,972
Price/mix	(2,545)
Raw materials	(3,820)
Foreign currency	198
Lower administrative costs associated with historic Dominion entities	642
All other	2,808

Operating income—three months ended March 29, 2003	$8,727

        Consolidated operating income was $8.7 million for the three months ended March 29, 2003. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income increased of $6.9 million over operating income before unusual items of $1.9 million during the first three months of fiscal 2002. The increase in operating income before unusual items was due to cost savings and other initiatives related to plant realignment and business restructuring of $4.0 million, lower depreciation and amortization of approximately

$5.0 million resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and to the application of fresh start accounting, lower administrative costs associated with historic Dominion entities of $0.6 million and all other of $3.6 million consisting of lower spending and favorable foreign currency translation. Offsetting these favorable impacts were higher raw material costs of $3.8 million predominantly in the U.S. and Latin America Nonwovens business and lower price/mix of $2.5 million.

        As discussed in Note 6. "Business Restructuring and Impairment," the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring continued on a smaller scale through 2002. Accordingly, the cash component of the restructuring during 2002 included workforce reductions and plant realignment predominantly in certain of the Oriented Polymers U.S. Industrial and Specialty business. Manufacturing and operating cost savings have been realized within each business segment for the duration of the realignment as a result of the restructuring initiatives. However, lower selling prices and higher raw material costs predominantly offset the cost savings achieved during the three months ended March 29, 2003 within the Consumer and Industrial and Specialty segments.

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

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the senior subordinated notes and, as a result, interest expense decreased $11.4 million from $25.8 million during the first three months of 2002 to $14.4 million during the same period in 2003. Interest expense recognized by the Company during the one month ended March 29, 2003 resulted primarily from the Restructured Credit Facility. Refer to Note 7. "Debt" for further discussion of the Restructured Credit Facility. Foreign currency and other losses decreased approximately $1.4 million, from $3.3 million during the first three months of 2002 to $1.8 million for the same period in 2003.

Reorganization Items

        Reorganization gains of $542.6 million were recognized in the three months ended March 29, 2003. The gains were due to the gain on cancellation of prepetition indebtedness, offset by fresh start accounting adjustments and chapter 11 reorganization and other expenses.

Income Tax Expense

        The Company recorded income taxes of $2.6 million during the three months ended March 29, 2003. Implementation of the Modified Plan resulted in the Company recognizing CODI (as defined in Note 2. "Significant Accounting Policies"). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards ("NOLs"), by an amount not to exceed the CODI it realized. In general, tax attributes will be reducted at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The

Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company's net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reoganization under the Modified Plan. During the three months ended March 30, 2002 the Company incurred a pre-tax loss of $29.6 million which produced an income tax benefit of approximately $8.3 million. However, due to the uncertainty of the Company's ability to realize the asset associated with the tax benefit, a valuation allowance in the amount of $8.3 million was recorded at March 30, 2002.

Cumulative Effect of Change in Accounting Principle

        As part of the Company's adoption of FAS 142, the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company's transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company's annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

Net Income (Loss)

        The Company's net income during the three months ended March 29, 2003 was approximately $532.8 million as a result of the factors described above, as compared to a net loss of $42.3 million during the comparable period in 2002.

Liquidity and Capital Resouces

	March 29, 2003	December 28, 2002
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$30,193	$58,147
Working capital	191,439	219,905
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	200,927	244,521
Total assets	718,733	811,319
Total debt	489,206	1,092,365
Shareholders' equity (deficit)	71,748	(465,914)
	Three Months Ended
	March 29, 2003	March 30, 2002
	(In Thousands)
Cash flow data:
Net cash (used in) operating activities	$(11,825)	$(3,687)
Net cash (used in) provided by investing activities	6,789	(2,328)
Net cash (used in) financing activities	(15,637)	(962)

Operating Activities

        The Company used cash in operations of $11.8 million during the three months ended March 29, 2003, an approximate $8.1 million increase over the three months ended March 30, 2002. Cash used in operations was negatively impacted during the three months ended March 29, 2003 by operating losses predominantly within the U.S. Nonwovens business and lower working capital efficiency within certain geographic regions. The Company had working capital of approximately $191.4 million at March 29, 2003. Excluding the current portion of indebtedness, working capital was $200.7 million at March 29, 2003, compared to working capital, excluding current portion of indebtedness, at December 28, 2002 of $244.5 million. Accounts receivable on March 29, 2003 was $132.1 million as compared to $117.4 million on December 28, 2002, an increase of $14.7 million or 12.5%. Accounts receivable represented 63 days of sales outstanding at March 29, 2003 versus 57 days outstanding on December 28, 2002. The increase in accounts receivable and in days sales outstanding is due primarily to longer collection cycles in Latin America during the three months ended March 29, 2003; weaker economic conditions in Mexico/Colombia which has recovered somewhat in the second fiscal quarter of 2003; higher accounts receivable balances within the agriculture portion of the Oriented Polymers business attributable to the normal business cycle within this unit; and timing of collections within the U.S. Nonwovens business. Inventories at March 29, 2003 were approximately $115.7 million, an increase of $0.1 million over inventories of $115.7 million at December 28, 2002. The Company had approximately 66 days of inventory on hand at March 29, 2003 and December 28, 2002. Accounts payable at March 29, 2003 and December 28, 2002 was $46.2 million, representing 26 days of accounts payable outstanding.

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "Special charges" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees, through March 29, 2003 have been approximately $45.6 million.

        As a result of the Company's financial condition, certain suppliers have requested alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company's liquidity.

Investing and Financing Activities

        Capital expenditures during the three months ended March 29, 2003 totaled $5.1 million, an increase of $2.8 million from capital spending of $2.3 million during the same period in fiscal 2002. During the fourth quarter of 2002, the Company entered into an agreement with Reifenhauser & Co. GmbH for the purchase and installation of a Reicofil 3.1 SSXS nonwovens production line ("Line 5") at its San Luis Potosi, Mexico manufacturing site. The total commitment for Line 5 approximates $22.0 million. Approximately $7.3 million has been funded toward Line 5, including building expansion, through the three months ended March 29, 2003. The remaining portion of the total commitment for construction of Line 5 is expected to be funded during fiscal 2003 and 2004. The Company is evaluating certain financing alternatives for Line 5.

        A complete description of the Company's emergence from Chapter 11 is described in Note 4. "Recapitalization."

        The Company's Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit

Facility may be used for revolving letters of credit. As of March 29, 2003, the Company had availability of $50.0 million under the revolving portion of the Restructured Credit Facility. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily-unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

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

        Refer to Note 15. "Recent Developments" for a discussion of Amendment No. 1 to the Restructured Credit Facility.

        Refer to Note 13. "Certain Matters" for a complete description of the MSA between Galey (as defined) and the Company.

Effect of Inflation and Foreign Currency

        Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company's substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues is greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens.

New Accounting Standards

        Refer to Note 2. "Significant Accounting Policies" for a complete discussion of recently issued standards and their anticipated effect on the Company's results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during 2002 certain currencies of countries in which the Company conducts foreign currency denominated business weakened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for 2002 for additional discussion of the foreign currency impact on the Company's results of operations.

        For the three months ended March 29, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would have decreased operating income, before special items, by approximately $1.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITITES

        See Note 4. "Recapitalization" for a discussion of the Modified Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

        On November 27, 2002, the Company distributed its Modified Plan to its Securities holders, which was voted on and approved by such holders as of January 16, 2003. See Note 4. "Recapitalization" for a discussion of the Modified Plan.

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

POLYMER GROUP, INC.
	By:	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer and Acting Principal Financial Officer
May 19, 2003

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

Date: May 19, 2003	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, James L. Schaeffer, certify that:

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

Date: May 19, 2003	/s/ JAMES L. SCHAEFFER James L. Schaeffer Acting Chief Financial Officer*
*
James G. Boyd, the Company's Chief Financial Officer, was involved in an automobile accident on May 8, 2003 and has been hospitalized since such date.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of Polymer Group, Inc.
3.2	Amended and Restated By-Laws of Polymer Group, Inc.
4.1	Indenture, dated as of March 5, 2003, among the Polymer Group, Inc., the Guarantors named therein and Wilmington Trust Company, as trustee.
4.2	Senior Subordinated Note Purchase Agreement, among Polymer Group, Inc., the Guarantors named therein and MatlinPatterson Global Opportunities Partners LP
10.1	Third Amended, Restated and Consolidated Credit Agreement, dated March 5, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.
10.2	Amendment No. 1 to Third Amended, Restated and Consolidated Credit Agreement, dated as of March 29, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.
10.3	Shareholders Agreement, dated March 5, 2003, among Polymer Group, Inc. and certain of its shareholders.
10.4	Letter Agreement, dated April 11, 2003, between Polymer Group, Inc. and MatlinPatterson Global Opportunities Partners LP
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX TO FORM 10-Q
ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resouces
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITITES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EXHIBIT INDEX