Form 10-Q
period 2003-06-28
POLYMER GROUP INC
filed 2003-08-12
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-1003983 (I.R.S. Employer Identification No.)
4055 Faber Place Drive, Suite 201 North Charleston, South Carolina (Address of principal executive offices)	29405 (Zip Code)
Registrant’s telephone number, including area code: (843) 329-5151

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Securities 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 5, 2003 there were 8,162,599 shares of Class A common stock, 399,978 shares of Class B common stock and 90,587 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	Successor	Predecessor
	June 28, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$26,068	$45,901
Short-term investments	—	12,246
Accounts receivable, net	134,919	117,420
Inventories	114,065	115,696
Other	31,884	45,236
Total current assets	306,936	336,499
Property, plant and equipment	375,304	429,528
Intangibles and loan acquisition costs, net	33,888	33,357
Other	11,475	11,935
Total assets	$727,603	$811,319
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$42,836	$46,068
Accrued liabilities and other	70,872	45,376
Short-term borrowings	9,837	534
Current portion of long-term debt	24,329	24,616
Total current liabilities	147,874	116,594
Long-term debt, less current portion	453,612	478,224
Other non-current liabilities	50,900	45,309
Total liabilities not subject to compromise	652,386	640,127
Liabilities Subject to Compromise	—	637,106
Total liabilities	652,386	1,277,233
Shareholders’ equity (deficit):
Successor Class A common stock—$.01 par value, 19,279,388 shares authorized, 8,162,250 shares issued and outstanding at June 28, 2003	81	—
Successor Class B common stock—$.01 par value, 800,000 shares authorized, 399,978 shares issued and outstanding at June 28, 2003	4	—
Successor Class C common stock—$.01 par value, 118,453 shares authorized, 90,936 shares issued and outstanding at June 28, 2003	1	—
Predecessor series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Predecessor common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at December 28, 2002	—	320
Predecessor non-voting convertible common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Additional paid in capital	73,304	243,722
(Deficit)	(13,116)	(661,572)
Accumulated other comprehensive income (loss)	14,943	(48,384)
	75,217	(465,914)
Total liabilities and shareholders’ equity (deficit)	$727,603	$811,319

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended June 28, 2003 and June 29, 2002
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	Three Months Ended June 28, 2003	Three Months Ended June 29, 2002
Net sales	$198,757	$200,781
Cost of goods sold	164,595	163,900
Gross profit	34,162	36,881
Selling, general and administrative expenses	24,897	26,909
Special charges	—	1,466
Plant realignment	3,159	381
Operating income	6,106	8,125
Other (income) expense:
Interest expense, net (contractual interest of $27,201 for the three months ended June 29, 2002)	14,962	17,933
Investment (gain), net	—	(332)
Foreign currency and other	(80)	4,986
	14,882	22,587
Loss before reorganization items and income taxes	(8,776)	(14,462)
Reorganization items:
Chapter 11 reorganization expenses	—	885
	—	885
Loss before income taxes	(8,776)	(15,347)
Income taxes	2,855	2,422
Net loss	$(11,631)	$(17,769)
Net loss per common share—basic and diluted
Average shares outstanding	8,646	32,004
Net loss	$(1.35)	$(0.56)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Four Months Ended June 28, 2003,
Two Months Ended March 1, 2003 and
Six Months Ended June 29, 2002
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	(Restated)* Six Months Ended June 29, 2002
Net sales	$262,824	$132,909	$391,961
Cost of goods sold	217,289	111,075	326,611
Gross profit	45,535	21,834	65,350
Selling, general and administrative expenses	33,147	16,218	53,533
Special charges	—	—	3,634
Plant realignment	3,167	4	557
Operating income	9,221	5,612	7,626
Other (income) expense:
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003 and $53,582 for the six months ended June 29, 2002)	18,722	10,665	43,686
Investment (gain) loss, net	—	(291)	264
Foreign currency and other	(111)	1,875	7,711
	18,611	12,249	51,661
Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(9,390)	(6,637)	(44,035)
Reorganization items:
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	47,460	—
Chapter 11 reorganization expenses	—	10,448	885
Other	—	19,395	—
	—	(542,610)	885
(Loss) income before income taxes and cumulative effect of change in accounting principle	(9,390)	535,973	(44,920)
Income taxes	3,726	1,692	2,422
(Loss) income before cumulative effect of change in accounting principle	(13,116)	534,281	(47,342)
Cumulative effect of change in accounting principle	—	—	12,774
Net (loss) income	$(13,116)	$534,281	$(60,116)
Net (loss) income per common share—basic and diluted
Average shares outstanding	8,645	32,004	32,004
(Loss) income before cumulative effect of change in accounting principle	$(1.52)	$16.69	$(1.48)
Cumulative effect of change in accounting principle	—	—	0.40
Net (loss) income	$(1.52)	$16.69	$(1.88)

*       As part of the Company’s adoption of FAS 142 the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

See Accompanying Notes.

POLYMER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Two Months Ended March 1, 2003 and Four Months Ended June 28, 2003
(In Thousands, Except Share Data)

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings/	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Predecessor:
Balance—December 28, 2002	$320	$243,722	$(661,572)	$(48,384)	$(465,914)
Comprehensive (loss) for the year ended December 28, 2002						$(417,052)
Net loss excluding effects of plan of reorganization and fresh start adjustments	—	—	(8,329)	—	(8,329)	$(8,329)
Currency translation adjustment	—	—	—	6,784	6,784	6,784
Marketable securities valuation	—	—	—	(655)	(655)	(655)
Minimum pension liability	—	—	—	(460)	(460)	(460)
Effect of plan of reorganization and fresh start adjustments:
Cancellation of old common stock	(320)	(243,722)	—	—	(244,042)	—
Issuance of new common stock	86	73,304	—	—	73,390	—
Other fresh start adjustments	—	—	669,901	42,715	712,616	—
Comprehensive (loss) for the two months ended March 1, 2003						$(2,660)
Successor:
Balance—March 1, 2003	86	73,304	—	—	73,390
Net loss	—	—	(13,116)	—	(13,116)	$(13,116)
Currency translation adjustment	—	—	—	14,943	14,943	14,943
Balance—June 28, 2003	$86	$73,304	$(13,116)	$14,943	$75,217
Comprehensive income for the four months ended June 28, 2003						$1,827

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Successor	Predecessor
	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	(Restated) Six Months Ended June 29, 2002
Operating Activities
Net income (loss)	$(13,116)	$534,281	$(60,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	12,774
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	47,460	—
Depreciation and amortization	14,098	7,398	31,771
Foreign currency and other	(111)	1,875	7,975
Changes in operating assets and liabilities, net of effects of fresh start adjustments:
Accounts receivable	(9,122)	(8,377)	(243)
Inventories	2,683	(1,052)	3,492
Accounts payable and accrued expenses	3,728	13,138	29,843
Other, net	6,401	12,289	(4,000)
Net cash provided by (used in) operating activities	4,561	(12,901)	21,496
Investing Activities
Purchases of property, plant and equipment	(11,542)	(3,062)	(4,428)
Proceeds from sale of marketable securities classified as available for sale	—	11,867	4,762
Other	—	15	(34)
Net cash (used in) provided by investing activities	(11,542)	8,820	300
Financing Activities
Proceeds from debt	—	535,310	—
Payments of debt	(1,308)	(549,031)	(4,719)
Loan acquisition costs	(743)	(948)	(7,736)
Net cash (used in) financing activities	(2,051)	(14,669)	(12,455)
Effect of exchange rate change on cash	3,317	4,632	10,212
Net (decrease) increase in cash and equivalents	(5,715)	(14,118)	19,553
Cash and equivalents at beginning of period	31,783	45,901	28,231
Cash and equivalents at end of period	$26,068	$31,783	$47,784

See Accompanying Notes.

Polymer Group, Inc.
Notes to Consolidated Financial Statements

Note 1.   Nature of Operations

Polymer Group, Inc. (the “Company” or “Polymer Group”), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two market segments that include consumer and industrial and specialty. The Company undertook a comprehensive financial and business restructuring beginning in fiscal 2001 that continued into 2002. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly the Company emerged from Chapter 11 effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. The Company adopted “fresh-start accounting” as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets based on their respective fair values at the date of emergence. Such allocation has been based on preliminary estimates which may be revised at a later date as additional information becomes available. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to “Successor” refer to Polymer Group and its subsidiaries from March 2, 2003 through June 28, 2003, after giving effect to the implementation of fresh start reporting.

The Modified Plan generally resulted in the: (i) restructuring of the Company’s bank debt by entering into the Restructured Credit Facility (as defined): (ii) retirement of in excess of $591.5 million of the Company’s obligations under the senior subordinated notes; (iii) payment in full of virtually all critical business relations claims (as defined in the Modified Plan); and (iv) cancellation of the Company’s old common stock and issuance of new common stock and warrants. The Company entered into Amendment No. 1 to the Restructured Credit Facility (“Amendment No. 1”), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility.

Note 2.   Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and include the accounts of the Company and its subsidiaries. The preparation of such financial statements assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), all liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities Not Subject to Compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the consolidated statements of operations.

The unaudited consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

statements. The Condensed Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002 contain summarized information; as a result, such data does not include the same detail provided in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the two months ended March 1, 2003 and four months ended June 28, 2003 are not necessarily indicative of the results that may be expected for fiscal 2003. Because of the application of fresh start accounting the results for the four months ended June 28, 2003 are not comparable to the results for the two months ended March 1, 2003.

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

Revenue Recognition

Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”).

Accounts Receivable and Concentration of Credit Risks

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company identifies delinquent accounts based on specific customer terms and typically does not accrue interest charges on customer balances. The recorded values are separately maintained, even those balances that are fully reserved. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $14.1 million and $12.9 million at June 28, 2003 and December 28, 2002, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of June 28, 2003 and December 28, 2002 consist of the following (in thousands):

	Successor June 28, 2003	Predecessor December 28, 2002
	(Unaudited)
Finished goods	$53,312	$56,126
Work in process	19,701	17,515
Raw materials	41,052	42,055
	$114,065	$115,696

Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standard No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) and Statement of Financial Accounting Standard No 142 “Goodwill and Other Intangible Assets” (“FAS 142”). As more fully discussed in Note 6. “Business Restructuring and Impairment,” the Company recorded a non-cash asset impairment charge in fiscal 2002 of approximately $317.9 million related to the write-down of goodwill and other intangibles and property, plant and equipment in accordance with FAS 142 and FAS 144. As part of the Company’s adoption of FAS 142 the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

The following table reconciles reported results to restated results for the six months ended June 29, 2002 (in thousands, except per share data):

	As Reported	Restated
Net sales	$391,961	$391,961
Gross profit	65,350	65,350
Loss before cumulative effect of change in accounting principle	(47,342)	(47,342)
Cumulative effect of change in accounting principle	—	12,774
Net loss	$(47,342)	$(60,116)
Per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.48)	$(1.48)
Cumulative effect of change in accounting principle	—	0.40
Net loss	$(1.48)	$(1.88)
(Deficit)	$(289,277)	$(302,051)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but will be tested for impairment on at least an annual basis. Amortization expense is presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor June 28, 2003	Predecessor June 29, 2002	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	Six Months Ended June 29, 2002
Amortization of:
Goodwill	$—	$—	$—	$—	$—
Intangibles with finite lives	1,303	768	1,783	220	1,550
Amortization included in selling, general and administrative expense	1,303	768	1,783	220	1,550
Loan acquisition costs included in interest expense, net	473	1,758	630	1,426	3,499
Total amortization expense	$1,776	$2,526	$2,413	$1,646	$5,049

Income Taxes

Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future. Implementation of the Modified Plan resulted in the Company recognizing cancellation of indebtedness income (“CODI”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan.

Foreign Currency Translation

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at quarter-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders’ equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

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

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill.

On April 30, 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 have been adopted by the Company in 2003. The gain recognized by the Company on the cancellation of indebtedness pursuant to the emergence from bankruptcy has been classified as a reorganization item in the consolidated statements of operations.

On July 30, 2002, the FASB issued SFAS No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will incur cost pursuant to SFAS 146 during 2003 related to its continued business restructuring efforts. Such cost will be accounted for in accordance with the standard. Refer to Note 6. “Business Restructuring and Impairment.”

On December 31, 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

SFAS No. 148 is effective for fiscal year 2003. SFAS 148 did not have an impact on the Company’s results of operations as a result of the cancellation of all stock options under the 1996 Plan and 2001 Plan pursuant to the Modified Plan.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on how to identify variable interest entities and how an enterprise should assess its interest in a variable interest entity in order to determine whether the entity should be consolidated. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003 or to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating existing relationships that may be deemed variable interest entities under the provisions of FIN 46. The Company currently does not anticipate that the adoption of FIN 46 will have a material effect on the Company’s financial position or results of operations.

Note 3.   Chapter 11 Proceedings

Description of Chapter 11 Proceedings

On May 11, 2002 (the “Filing Date” or “Petition Date”), the Company and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for “pre-negotiated” reorganization (the “Chapter 11 Filings” or the “Filings”) under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were jointly administered for procedural purposes only. The Company’s direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the “Commitment”) for debtor-in-possession financing (the “DIP Facility”) from a group of financial institutions, some of which were Senior Secured Lenders (the “DIP Lenders”) in order to provide the Debtors sufficient liquidity, if needed, to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company’s Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002, over the committee’s objection. The Plan was not confirmed and thus the Company filed the Modified Plan as more fully discussed in Note 4. “Recapitalization.”

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3.   Chapter 11 Proceedings (Continued)

Chapter 11 Costs and Financial Restructuring Expenses

Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as “Special charges” in the consolidated statement of operations. Such charges consist of professional and other related services that were expensed as incurred. After the Petition Date, costs related to the Company’s reorganization activities were expensed as incurred and have been classified as “Chapter 11 reorganization expenses” in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company’s financial restructuring efforts, including bank financing fees have been approximately $45.6 million.

Note 4.   Recapitalization

On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the “Modified Plan”). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the “Secured Lender Payment”) of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the “Chicopee Sale Proceeds”) of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors’ obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy (“Critical Vendor Claims”) and claims held by non-debtor subsidiaries of the Company (“Intercompany Claims”) (together constituting the “Class 4 Claims”) had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the “New Investment”) by choosing to exercise its subscription rights (the “Subscription Rights”) thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the “Convertible Notes”), (vii) MatlinPatterson Global Opportunities Partners L.P. (“GOF”) issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the “Exit Letters of Credit”) in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the “New Senior Subordinated Notes”) equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company’s existing common stock (“Old Polymer Common Stock”) received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4.   Recapitalization (Continued)

Under the Modified Plan, all common stock of the reorganized Company (the “New Polymer Common Stock”) was the same class (the “Class A Common Stock”), with the exception of (i) separate classes (the “Class D Common Stock” and “Class E Common Stock”) to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as “Class B Common Stock” issued to the holders of Old Polymer Common Stock, and (iii) a small percentage (the “Class C Common Stock”) issued to holders of Class 4 Claims, who contributed such stock to the Special Purpose Entity (“SPE”). The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the principal amount of the promissory notes issued by the SPE or (ii) $1.0 million per annum. Shares of New Polymer Common Stock (other than Class A Common Stock) are convertible into shares of Class A Common Stock on a one-for-one basis.

The holders of Old Polymer Common Stock received two series of warrants, the Series A Warrants and Series B Warrants, which have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the reorganized Company (“New Polymer”) at a price below the fair market value of such securities if offered to all New Polymer common stock holders and (iii) specified anti-dilution protection for sales of securities by New Polymer at a discount that exceeds 25% of the fair market value of such securities and which will not terminate upon a transaction with GOF or an affiliate of GOF. Except as set forth in the preceding sentence, the Series A and Series B Warrants do not have anti-dilution provisions. In addition, the cash dividend payment by New Polymer described above in connection with the Class C Common Stock is excluded from the calculation of cumulative distributions for all purposes relating to the Series A Warrants, the Series B Warrants, the Class D Common Stock and the Class E Common Stock. The New Polymer Common Stock received by the holders of Class 4 Claims and the Holders of Old Polymer Common Stock and which will be issued upon conversion of the Convertible Notes is subject to dilution upon the exercise of the Series A Warrants and Series B Warrants.

The Modified Plan also provided that, on the Effective Date, in consideration of GOF acting as the standby purchaser for the New Investment, and in consideration of GOF’s role in facilitating a consensual resolution of the disputes among the parties involved in the negotiation of the Modified Plan, New Polymer paid GOF a Standby Purchaser fee of $2.0 million and an arrangement and plan facilitation fee of $2.0 million.

In order to facilitate the issuance of a new senior subordinated note (“New Senior Subordinated Note”) in the amount of any drawing under the Exit Letter of Credit, MatlinPatterson Global Partners LLC, (“Matlin Global Partners”) a limited liability company organized under the laws of Delaware, the Company and its domestic subsidiaries, as guarantors, entered into a Senior Subordinated Note Purchase Agreement (the “Senior Subordinated Note Purchase Agreement”), dated as of March 5, 2003, and pursuant thereto, the Company issued to Matlin Global Partners a New Senior Subordinated Note.

The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provide that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note will automatically increase by the amount of such drawing. The Company is required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and June 1 of each year, commencing on June 1, 2003, at a rate of 10% per annum, and default interest in an amount of 2% per annum will be payable on the principal

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4.   Recapitalization (Continued)

amount in addition to the existing 10% rate. The Company shall, to the extent lawful, pay interest at a rate of 12% per annum on overdue interest.

The Company’s obligations under the Senior Subordinated Note Purchase Agreement and Senior Subordinated Note are guaranteed by the Company’s domestic subsidiaries. Both the Company’s obligations under the Senior Subordinated Note and the guarantees thereof are subordinate to the indebtedness outstanding under the Company’s Restructured Credit Facility.

The Senior Subordinated Note Purchase Agreement contains customary representations and warranties and standard default terms. Additionally, the Senior Subordinated Note Purchase Agreement contains affirmative and negative covenants of the Company with respect to (a) delivery of information, (b) proceeds of asset sales, (c) limitation on restricted payments, (d) corporate existence, (e) limitation on liens, (f) future domestic subsidiary guarantors, (g) designation of unrestricted subsidiaries, and (h) mergers and similar transactions involving the Company or the guarantors.

Note 5.   Fresh Start Accounting

Fresh-start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with SFAS No. 141. Such allocation is based on preliminary estimates which may be revised at a later date as information becomes available. The excess of the fair value of the specific tangible or identifiable intangible net assets over the reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro-rata basis. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. As part of the Modified Plan, the Company’s common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. As of the Effective Date, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,355,480 shares of Class A common stock has been reserved for issuance pending the outcome of certain claims against the Company in connections with the Modified Plan. No shares of Class D or Class E common stock were

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Fresh Start Accounting (Continued)

outstanding as of such date. The following table reflects the reorganization adjustments to old Polymer Group’s consolidated balance sheet as of March 1, 2003 (in thousands):

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$308,411	$—		$1,163	(g)	$309,574
Property, plant and equipment	431,384	(36,372)	(f)	(29,150)	(g)	365,862
Intangibles and loan acquisition costs, net	38,315	(26,341)	(e)(f)	23,572	(h)	35,546
Other assets	13,296	—		(2,075)	(g)	11,221
Total assets	$791,406	$(62,713)		$(6,490)		$722,203
Liabilities and Shareholders’ Equity (Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current	$94,466	$7,069	(a)	$9,668	(g)	$111,203
Short term borrowings	223	—		—		223
Long term debt—Prepetition Credit Facility	484,877	(484,877)	(b)	—		—
Long term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilites	48,133	—		(345)	(g)	47,788
Total liabilites not subject to compromise	645,864	(6,374)		9,323		648,813
Liabilites Subject to Compromise	637,122	(637,122)	(e)	—		—
Total liabilities	1,282,986	(643,496)		9,323		648,813
Shareholders’ equity (deficit)	(491,580)	580,783	(f)	(15,813)	(I)	73,390
Total liabilities and shareholders’ (deficit)	$791,406	$(62,713)		$(6,490)		$722,203

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

(I)     To write-off Predecessor’s securities, accumulated deficit and accumulated other comprehensive loss.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6.   Business Restructuring and Impairment

During the second quarter of fiscal 2003, the Company began implementing its 2003 business restructuring initiative (the “2003 Restructuring”). The Company currently plans to reduce working capital levels by reducing raw material inventory and finished goods inventory within certain businesses and to return to normalized payment terms on accounts payable company-wide. Operating cost reductions are expected to be realized through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing component costs; (iii) implementing global purchasing initiatives; and (iv) rationalizing certain assets and/or businesses. Headcount reductions have been implemented in the first and second quarters of 2003 and will be substantially complete by the end of fiscal 2003. Approximately 127 positions have been eliminated during the six months ended June 28, 2003. The number of future headcount reductions and related costs has not been finalized. Operating costs reductions are expected to come from improved productivity, primarily in the United States, and reduced manufacturing costs such as energy costs and warehouse and logistics cost reductions. Each manufacturing plant has individual plans and initiatives to achieve this goal. In addition, the Company is streamlining corporate overhead and evaluating all major overhead cost categories for further cost reductions. In the second quarter of 2003 the Company implemented a centralized purchasing strategy to leverage its global purchasing efforts related to raw materials. The Company is also rationalizing certain of its assets and businesses which has resulted in the curtailment of operations at certain U.S. manufacturing locations and has led to the decision to exit the wet laid nonwovens business.

The Company’s business restructurings in 2002 included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division. The total plant realignment charge in 2002 and 2001 related to the restructuring approximated $8.5 million. Cash outlays in 2002 and 2001 associated with the Company’s business restructuring approximated $7.6 million.

A summary of the business restructuring activity during the six months ended June 28, 2003, accounted for in accordance with FAS 146, is presented in the following table (in thousands):

Employee Termination and Facility Closing Costs
Plant realignment liability as of December 28, 2002	$893
2003 plant realignment charge	3,171
2003 cash payments and adjustments	(1,347)
Plant realignment liability as of June 28, 2003	$2,717

During the fourth quarter of 2002, based upon further reviews of the Company’s long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million) related predominantly to production assets within the U.S. and European Nonwovens business in accordance with FAS 142 and FAS 144.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt

Debt as of June 28, 2003 and December 28, 2002, consists of the following (in thousands):

	Successor June 28, 2003	Predecessor December 28, 2002
	(Unaudited)
Indebtedness, including current portion:
Prepetition Credit Facility	$—	$484,478
Restructured Credit Facility	421,433	—
Senior Subordinated Notes	—	587,482
Junior Notes	50,000	—
Other	16,345	20,405
	$487,778	$1,092,365

Restructured Credit Facility

The Company’s Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Company was in compliance with such financial covenants at June 28, 2003. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt (Continued)

credit. The interest rate on the Restructured Credit Facility is capped at 12%. The Restructured Credit Facility defines EBITDA as operating income (loss) plus depreciation, amortization and Mexican statutory employee profit sharing and excludes unusual items, consisting of asset impairment, plant realignment, special charges and other unusual items.

The Company sold its Dayton, New Jersey (“South Brunswick”) facility for approximately $10.2 million, net of expenses of $0.4 million, during December 2002 at no material gain or loss. Proceeds from the sale were maintained in an escrow account outside of the Company’s control prior to emergence from Chapter 11 and thus were classified within “Other current assets” in the consolidated balance sheet at December 28, 2002. The proceeds from the sale of South Brunswick were used to reduce amounts outstanding under the Restructured Credit Facility during the first quarter of 2003.

On April 11, 2003, GOF entered into an agreement with the Company (the “GOF Agreement”) pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004 as follows. GOF has agreed to amend the New Senior Subordinated Note and the Junior Notes it beneficially owns or controls (approximately $38 million aggregate principal amount) to provide that interest that accrues from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company is unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility, the Company is permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also has agreed that, in the event the Company is unable to comply with the leverage covenant under the Restructured Credit Facility, GOF will convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company has undertaken all the actions described above and is unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company’s third fiscal quarter of 2003, GOF will purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the “New Investment”) in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF’s obligation to take any of these steps is conditioned on Amendment No. 1 remaining in full force and effect.

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

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt (Continued)

Convertible Subordinated Notes

In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) pursuant to an indenture dated as of March 5, 2003 (the “Junior Indenture”). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

Subsidiary Indebtedness

The Company’s China-based majority owned subsidiary (“Nanhai”) has a bank facility with a financial institution in China that is scheduled to mature in April 2004. At June 28, 2003, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $10.0 million. As a result of the Company’s 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company’s consolidated balance sheet. At June 28, 2003, Nanhai had cash and cash equivalents on hand of approximately $3.0 million and working capital of approximately $1.3 million.

The Company’s Argentina-based majority owned subsidiary (“DNS”) has two bank facilities denominated in U.S. dollars of approximately $5.1 million at June 28, 2003 with current maturities of approximately $3.3 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company’s consolidated balance sheet at June 28, 2003 as a result of the Company’s 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At June 28, 2003, DNS had cash and cash equivalents on hand of approximately $2.3 million and working capital of $7.3 million, excluding current debt. Including current debt, DNS working capital was approximately $4.0 million at June 28, 2003.

In order to support working capital requirements at Vateks Tekstil Sayani ve Ticaret AS (“Vateks”), an 80% majority owned subsidiary in Istanbul, Turkey, the Company has deposited through the European parent company of Vateks, approximately Euro $6.8 million with a member of its European bank group who in turn has funded an approximate equivalent amount to Vateks. The amount owed by Vateks to the bank member is secured by this deposit.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Condensed Consolidating Financial Statements

Certain of the Company’s wholly-owned subsidiaries unconditionally guarantee payment of the Company’s Junior Notes, jointly and severally, on a senior subordinated basis. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following sets forth condensed consolidating financial statements (in thousands):

Condensed Consolidating Selected Balance Sheet Financial Data
As of June 28, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$69,501	$137,918	$(41,314)	$(7,043)	$159,062
Total assets	2,505,963	770,315	1,012,060	(3,560,735)	727,603
Total debt	—	16,345	471,433	—	487,778
Shareholders’ equity (deficit)	1,462,129	235,484	75,217	(1,697,613)	75,217

Condensed Consolidating Selected Balance Sheet Financial Data
As of December 28, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$94,832	$131,989	$556	$(7,472)	$219,905
Total assets	2,342,690	615,516	1,103,031	(3,249,918)	811,319
Total debt	3	25,310	478,061	—	503,374
Shareholders’ equity (deficit)	1,045,012	234,887	(465,914)	(1,279,899)	(465,914)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Four Months Ended June 28, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$127,709	$150,947	$—	$(15,832)	$262,824
Operating income (loss)	(6,208)	13,843	(378)	1,964	9,221
Interest expense, income taxes and other expense (income), net	(3,079)	20,633	12,738	(7,955)	22,337
Net income (loss)	(3,129)	(6,790)	(13,116)	9,919	(13,116)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations Selected Financial Data
For the Two Months Ended March 1, 2003
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$67,515	$73,917	$—	$(8,523)	$132,909
Operating income (loss)	(1,547)	7,203	(129)	85	5,612
Interest expense, income taxes and other expense (income), net	(130,717)	7,337	(534,410)	129,121	(528,669)
Net income (loss)	129,170	(134)	534,281	(129,036)	534,281

Condensed Consolidating Statement of Operations Selected Financial Data
For the Six Months Ended June 29, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$206,592	$202,710	$—	$(17,341)	$391,961
Operating income (loss)	(11,230)	23,302	(4,497)	51	7,626
Interest expense, income taxes and other expense (income), net	(25,256)	21,537	42,845	15,842	54,968
Net income (loss)	14,026	1,765	(47,342)	(15,791)	(47,342)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Segment Information

The Company’s reportable market segments consist of Consumer and Industrial & Specialty and beginning in fiscal 2003, the Company is required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company’s primary operating divisions. Therefore, disclosures for the operating divisions have been presented in the following table. Sales to P&G account for more than 10% of the Company’s sales and are reported primarily in the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company’s nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. The Company recorded unusual items during the first two fiscal quarters of 2003 and 2002 consisting of plant realignment and special charges. These charges have not been allocated to the segment data because the Company’s management does not evaluate information that is not considered operating in nature on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. In addition, divisional assets have been disclosed net of intercompany amounts, beginning in the second quarter of 2003. Financial data by market segments and operating divisions follows (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor June 28, 2003	Predecessor June 29, 2002	Four Months Ended June 28, 2003	Two Months ended March 1, 2003	Six Months Ended June 29, 2002
Market Segments
Net sales
Consumer	$108,637	$107,749	$143,681	$74,956	$215,479
Industrial and specialty	90,120	93,032	119,143	57,953	176,482
	$198,757	$200,781	$262,824	$132,909	$391,961
Operating income (loss)
Consumer	$3,639	$11,128	$5,398	$2,891	$16,612
Industrial and specialty	5,626	(1,156)	6,990	2,725	(4,795)
	9,265	9,972	12,388	5,616	11,817
Plant realignment	(3,159)	(381)	(3,167)	(4)	(557)
Special charges	—	(1,466)	—	—	(3,634)
	$6,106	$8,125	$9,221	$5,612	$7,626
Depreciation and amortization expense included in operating income (loss)
Consumer	$6,597	$9,081	$8,996	$4,386	$18,420
Industrial and specialty	4,157	6,666	5,102	3,012	13,351
	$10,754	$15,747	$14,098	$7,398	$31,771

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Segment Information (Continued)

	Successor	Predecessor
	June 28, 2003	December 28, 2002
Market segment assets
Consumer	$400,824	$404,220
Industrial and specialty	324,666	326,670
Corporate	2,113	80,429
	$727,603	$811,319

	Three Months Ended		Successor	Predecessor
	Successor June 28, 2003	Predecessor June 29, 2002	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	Six Months Ended June 29, 2002
Operating Divisions
Net sales
Nonwovens	$158,320	$158,667	$208,394	$108,373	$312,243
Oriented Polymers	40,437	42,114	54,430	24,536	79,718
	$198,757	$200,781	$262,824	$132,909	$391,961
Operating income (loss)
Nonwovens	$5,650	$8,534	$7,320	$4,480	$9,599
Oriented Polymers	2,519	2,181	3,521	1,372	4,144
Unallocated Corporate	(416)	(743)	(365)	(351)	(1,926)
Eliminations	1,512	—	1,912	115	—
	9,265	9,972	12,388	5,616	11,817
Plant realignment	(3,159)	(381)	(3,167)	(4)	(557)
Special charges	—	(1,466)	—	—	(3,634)
	$6,106	$8,125	$9,221	$5,612	$7,626
Depreciation and amortization expense included in operating income (loss)
Nonwovens	$10,187	$13,641	$13,654	$5,777	$27,586
Oriented Polymers	2,077	2,092	2,743	1,349	4,157
Unallocated Corporate	—	14	(272)	272	28
Eliminations	(1,510)	—	(2,027)	—	—
	$10,754	$15,747	$14,098	$7,398	$31,771

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Segment Information (Continued)

	Successor	Predecessor
	June 28, 2003	December 28, 2002
Division assets
Nonwovens	$586,319	$609,317
Oriented Polymers	171,111	157,750
Corporate	2,111	80,363
Eliminations	(31,938)	(36,111)
	$727,603	$811,319

Note 10. Geographic Information

Geographic data for the Company’s operations are presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor June 28, 2003	Predecessor June 29, 2002	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	Six Months Ended June 29, 2002
Net sales to unaffiliated customers:
United States	$83,737	$96,538	$111,876	58,992	$189,252
Canada	26,781	25,228	35,815	16,416	49,432
Europe	53,348	46,736	69,178	33,936	91,440
Asia	7,880	6,659	10,021	4,773	12,787
Latin America	27,011	25,620	35,934	18,792	49,050
	$198,757	$200,781	$262,824	$132,909	$391,961
Operating income (loss)
United States	$(1,775)	$(2,018)	$(2,294)	$(1,582)	$(11,483)
Canada	1,280	1,230	2,069	1,019	3,197
Europe	5,447	4,120	6,488	2,330	8,155
Asia	832	1,291	1,080	848	2,372
Latin America	3,481	5,349	5,045	3,001	9,576
	9,265	9,972	12,388	5,616	11,817
Plant realignment	(3,159)	(381)	(3,167)	(4)	(557)
Special charges	—	(1,466)	—	—	(3,634)
	$6,106	$8,125	$9,221	$5,612	$7,626
Depreciation and amortization expense included in operating income (loss)
United States	$4,616	$9,698	$6,068	$3,669	$19,528
Canada	1,510	1,361	1,978	950	2,699
Europe	2,180	2,270	2,838	1,166	4,617
Asia	903	875	1,179	628	1,753
Latin America	1,545	1,543	2,035	985	3,174
	$10,754	$15,747	$14,098	$7,398	$31,771

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Geographic Information (Continued)

	Successor	Predecessor
	June 28, 2003	December 28, 2002
Geographic assets
United States	$138,768	$374,705
Canada	123,096	110,181
Europe	298,186	159,637
Asia	39,766	39,643
Latin America	127,787	127,153
	$727,603	$811,319

Note 11.   Purchase Option and Subsidiary Matters

During the third quarter of 2002, the Company’s 40% minority shareholder in DNS exercised an option under the Purchase and Option Agreement dated July 1, 2000 whereby the Company or the minority shareholder could elect to sell their respective ownership share of DNS to the other party. The completion of the purchase of shares under the option is subject to approval of the Company’s lenders, which has not been obtained. In addition, the Company and the minority shareholder have not agreed to an acquisition price for such additional investment. The Company did not receive any approval from the U.S. Bankruptcy Court to engage in such transaction.

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

Note 12.   Related Party Transactions

The Company currently leases office space from an affiliate of a shareholder of the Company at an approximate annual rental charge of $0.2 million. This facility previously served as the Company’s corporate headquarters. Shared service costs are charged to the Company and approximated $0.2 million and $0.4 million during the three and six months ended June 28, 2003, respectively. The Company also entered into a Joint Development Agreement dated as of April 17, 2002 and a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company’s stockholders. During the six months ended June 28, 2003, no payments were made under either of these agreements. The Company is currently reviewing these agreements, including the status of the lease and shared service costs, to determine their enforceability and the Company’s rights, including the right to terminate, under these agreements.Certain of the Company’s key employees provide services for an entity that is a shareholder of the Company (“InterTech”). InterTech and its affiliates pay such employees directly for these services. The Company is currently reviewing this relationship.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13.   Certain Matters

On December 19, 1997, DT Acquisition Inc. (“DTA”), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada (“Dominion”), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a “winding-up.” All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., (“Galey”) and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the “MSA”) dated January 29, 1998. The result of such settlement was not material to the Company’s financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey’s contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company.

On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson (“J&J”). The primary issue in the arbitration is the Company’s assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. The arbitration is currently pending in the State of New York.

Note 14.   Investment in Partially-Owned Equity Affiliate

As part of the acquisition of Dominion and through its wholly-owned subsidiary, DTA, the Company acquired a 50% equity interest in a Canadian-based manufacturer of home furnishing products. The Company’s equity ownership of this entity is a 50% shared investment with Galey pursuant to the MSA; therefore, the Company’s effective ownership approximates 25%. Thus the results of this entity are not consolidated with those of the Company. At June 28, 2003, the Company’s investment in this entity approximated $0.3 million. The Company received no dividends from this entity during the three and six months ended June 28, 2003 nor has the Company guaranteed any of this entity’s obligations.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15.   Supplemental Financial Data

The cost of research and development, shipping and handling, and selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. A summary of these expenses is presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor June 28, 2003	Predecessor June 29, 2002	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003	Six Months Ended June 29, 2002
Research and development	$2,371	$3,767	$3,415	$2,483	$7,654
Shipping and handling	5,304	4,982	7,013	3,411	10,309
Selling and advertising	7,306	8,479	9,566	4,904	16,040

Note 16.   Other Developments

During July 2003, the Company settled certain matters with its former Chief Executive Officer which resulted in a gross settlement payment in the amount of $3.7 million which has been accounted for in the second quarter of 2003 as an adjustment to the Company’s reorganization value. Under terms of the agreement certain other matters remain subject to resolution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report on Form 10-Q. In particular, this discussion should be read in conjunction with Note 3. “Chapter 11 Proceedings” and Note 4. “Recapitalization,” which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring associated with the Company’s emergence from Chapter 11 effective March 5, 2003. In addition, a description of the 2003 Restructuring is outlined in Note 6, “Business Restructuring and Impairment.”

For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. For purposes of discussion of results of operations, the four months ended June 28, 2003 (Successor) has been combined with two months ended March 1, 2003 (Predecessor).

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	47.4	44.2	47.2	44.3
Labor	10.1	8.8	10.2	8.7
Overhead	25.3	28.6	25.6	30.3
	82.8	81.6	83.0	83.3
Gross profit	17.2	18.4	17.0	16.7
Selling, general and administrative expense	12.5	13.4	12.5	13.7
Plant realignment costs	1.6	0.2	0.8	0.1
Special charges	—	0.7	—	0.9
Operating income (loss)	3.1	4.1	3.7	2.0
Other expense
Interest expense, net	7.5	8.9	7.4	11.2
Foreign currency and other	—	2.4	0.3	2.1
	7.5	11.3	7.7	13.3
Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(4.4)	(7.2)	(4.0)	(11.3)
Reorganization items	—	0.4	137.1	0.2
Income (loss) before income taxes and cumulative effect of change in accounting principle	(4.4)	(7.6)	133.1	(11.5)
Income taxes	1.4	1.2	1.4	0.6
Income (loss) before cumulative effect of change in accounting principle	(5.8)	(8.8)	131.7	(12.1)
Cumulative effect of change in a accounting principle	—	—	—	6.7
Net income (loss)	(5.8)%	(8.8)%	131.7%	(18.8)%

Comparison of Three Months Ended June 28, 2003 and June 29, 2002

The following table sets forth components of the Company’s net sales and operating income (loss) by market segment and operating division for the three months ended June 28, 2003 and the corresponding change over the comparable period in 2002 (in thousands, except percent data).

	Three Months Ended
	June 28, 2003	June 29, 2002	Change	% Change
Market Segments
Net Sales
Consumer	$108,637	$107,749	$888	0.8%
Industrial & Specialty	90,120	93,032	(2,912)	(3.1)
	$198,757	$200,781	$(2,024)	(1.0)
Operating income (loss)
Consumer	$3,639	$11,128	$(7,489)	(67.3)
Industrial & Specialty	5,626	(1,156)	6,782	(586.7)
	9,265	9,972	(707)	(7.1)
Plant realignment costs	(3,159)	(381)	(2,778)	729.1
Special charges and other unusual items	—	(1,466)	1,466	100.0
	$6,106	$8,125	$(2,019)	(24.8)
Operating Division
Net Sales
Nonwovens	$158,320	$158,667	$(347)	(0.2)
Oriented Polymers	40,437	42,114	(1,677)	(4.0)
	$198,757	$200,781	$(2,024)	(1.0)
Operating income (loss)
Nonwovens	$5,650	$8,534	$(2,884)	(33.8)
Oriented Polymers	2,519	2,181	338	15.5
Unallocated Corporate	(416)	(743)	327	(44.0)
Eliminations	1,512	—	1,512	—
	9,265	9,972	(707)	(7.1)
Plant realignment costs	(3,159)	(381)	(2,778)	729.1
Special charges and other unusual items	—	(1,466)	1,466	100.0
	$6,106	$8,125	$(2,019)	(24.8)

Net Sales

A reconciliation of the change in net sales between the three months ended June 28, 2003 and the three months ended June 29, 2002 is presented in the following table (in thousands):

Net sales—three months ended June 29, 2002	$200,781
Change in sales due to:
Volume	(14,360)
Price/mix	(945)
Foreign currency	13,281
Net sales—three months ended June 28, 2003	$198,757

Consolidated net sales were approximately $198.8 million for the three months ended June 28, 2003, a decrease of $2.0 million or 1.0% over net sales of $200.8 million for the same fiscal period in 2002. Net sales was favorably impacted during the second quarter of 2003 versus the comparable period in 2002 by stronger foreign currencies versus the U.S. dollar which were substantially offset by volume declines and unfavorable price / mix. Excluding the favorable effects of foreign currency translation, similar economic and business issues continued to impact both the Consumer and Industrial and Specialty market segments during the second quarter of 2003 as compared to the second quarter of 2002. The Company’s businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company’s emergence from Chapter 11, including, in some instances, lost sales from existing customers. In addition, certain factors contributed to lower net sales during the three months ended June 28, 2003 as compared to the three months ended June 29, 2002. Lower sales volume in the U.S. hygiene markets and lower sales volume predominantly within the European hygiene and wipes markets, offset volume gains in certain regions of the Latin American business. Price / mix was lower in the second quarter of 2003 versus the comparable period of 2002 within the U.S. and European consumer markets but were offset somewhat by favorable pricing with certain industrial sectors.

Foreign currencies were stronger against the U.S. dollar during the three months ended June 28, 2003 versus the same period in 2002 in the majority of the international regions in which the Company conducts business. The increase in net sales between the three months ended June 28, 2003 and June 29, 2002 due to favorable foreign currency translation in Europe, Canada and certain regions of Latin America was approximately $13.3 million. Further discussion of foreign currency exchange rate risk is contained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Operating Income

A reconciliation of the change in operating income between the three months ended June 29, 2002 and June 28, 2003 is presented in the following table (in thousands):

Operating income—three months ended June 29, 2002	$8,125
Change in operating income due to:
Plant realignment and special charges	(1,312)
Volume	(3,758)
Cost savings and other initiatives related to plant realignment and business restructuring	2,327
Lower depreciation and amortization	4,993
Price/mix	(945)
Raw materials	(8,331)
Foreign currency	1,352
Higher administrative costs associated with historic Dominion entities	(12)
All other	3,667
Operating income—three months ended June 28, 2003	$6,106

Consolidated operating income was $6.1 million for the three months ended June 28, 2003. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income decreased $0.7 million over operating income before unusual items of $10.0 million during the second quarter of fiscal 2002. During the second quarter of 2003, operating income before unusual items was favorably impacted by cost savings and other initiatives related to plant realignment and business restructuring of $2.3 million, lower depreciation and amortization of approximately $5.0 million resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and to the application of fresh start accounting, and all other of $5.0 million consisting of lower spending and favorable foreign currency translation. Offsetting these favorable impacts were higher raw material costs of $8.3 million predominantly in the Consumer U.S. and European businesses and lower price/mix of $0.9 million.

As part of the Company’s operational restructuring plan initiated in the second quarter of 2003, the Company undertook a broader business restructuring aimed at operating cost reductions involving reduced headcounts at the manufacturing plant and corporate levels, improved manufacturing productivity and component costs reductions, implementation of a global purchasing initiative and business and asset rationalization. This business restructuring is expected to continue throughout the balance of 2003.

Restructuring related charges have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

Interest expense decreased approximately $2.9 million from $17.9 million during the three months ended June 29, 2002 to $15.0 million during the same period in 2003. As of the Petition Date in 2002 and in accordance with SOP 90-7, the Company discontinued accruing interest on the previously outstanding senior subordinated notes. Refer to Note 7. “Debt” for further discussion of the Restructured Credit Facility. Foreign currency and other decreased approximately $5.1 million, from a loss of approximately $5.0 million during the three months ended June 29, 2002 to a gain of approximately $0.1 million for the same period in 2003.

Income Tax Expense

The Company recorded income taxes of $2.9 million during the three months ended June 28, 2003 predominantly from international jurisdictions. Implementation of the Modified Plan resulted in the Company recognizing CODI (as defined in Note 2. “Significant Accounting Policies”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reoganization under the Modified Plan. During the three months ended June 29, 2002 the Company recognized income tax expense of approximately $2.4 million.

Net Income (Loss)

The Company’s net loss during the three months ended June 28, 2003 was approximately $11.6 million as a result of the factors described above, as compared to a net loss of $17.8 million during the comparable period in 2002.

Comparison of Six Months Ended June 28, 2003 and June 29, 2002

The following table sets forth components of the Company’s net sales and operating income (loss) by market segment and operating division for the six months ended June 28, 2003 and the corresponding change over the comparable period in 2002 (in thousands, except percent data).

	Six Months Ended
	June 28, 2003	June 29, 2002	Change	% Change
Market Segments
Net Sales
Consumer	$218,637	$215,479	$3,158	1.5%
Industrial & Specialty	177,096	176,482	614	0.3
	$395,733	$391,961	$3,772	1.0
Operating income (loss)
Consumer	$8,289	$16,612	$(8,323)	(50.1)
Industrial & Specialty	9,715	(4,795)	14,510	(302.6)
	18,004	11,817	6,187	52.4
Plant realignment costs	(3,171)	(557)	(2,614)	469.3
Special charges and other unusual items	—	(3,634)	3,634	(100.0)
	$14,833	$7,626	$7,207	94.5
Operating Division
Net Sales
Nonwovens	$316,767	$312,243	$4,524	1.4%
Oriented Polymers	78,966	79,718	(752)	(0.9)
	$395,733	$391,961	$3,772	1.0
Operating income (loss)
Nonwovens	$11,800	$9,599	$2,201	22.9%
Oriented Polymers	4,893	4,144	749	18.1
Unallocated Corporate	(716)	(1,926)	1,210	(62.8)
Eliminations	2,027	—	2,027	—
	18,004	11,817	6,187	52.4
Plant realignment costs	(3,171)	(557)	(2,614)	469.3
Special charges and other unusual items	—	(3,634)	3,634	(100.0)
	$14,833	$7,626	$7,207	94.5

Net Sales

A reconciliation of the change in net sales between the six months ended June 28, 2003 and the six months ended June 29, 2002 is presented in the following table (in thousands):

Net sales—six months ended June 29, 2002	$391,961
Change in sales due to:
Volume	(14,526)
Price/mix	(3,490)
Foreign currency	21,788
Net sales—six months ended June 28, 2003	$395,733

Consolidated net sales were approximately $395.7 million for the six months ended June 28, 2003, an increase of $3.8 million or approximately 1.0% over net sales of $392.0 million for the same fiscal period in 2002. The increase in net sales was due primarily to favorable foreign currencies versus the U.S. dollar offset by volume declines and unfavorable price / mix.  Excluding the favorable effects of foreign currency translation, similar economic and business issues continued to impact both the Consumer and Industrial and Specialty market segments during the second quarter year to date period of 2003 as compared to the second quarter year to date period of 2002. The Company’s businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company’s emergence from Chapter 11, including, in some instances, lost sales from existing customers. In addition, certain factors that have historically contributed to lower than anticipated net sales continued to negatively affect net sales during the six months ended June 28, 2003. Lower sales volume in the U.S. hygiene and medical markets and lower sales volume predominantly within the European hygiene and wipes markets, offset volume gains in certain regions of the Latin American business. Price / mix was lower in the second quarter year to date period of 2003 versus the comparable period of 2002 within the U.S. and European consumer markets but were offset somewhat by favorable pricing with certain industrial sectors.

Foreign currencies, predominantly in Europe and Canada, were stronger against the U.S. dollar during the six months ended June 28, 2003 versus the same period in 2002. The increase in net sales between the six months ended June 28, 2003 and June 29, 2002 due to favorable foreign currency translation in Europe and Canada was approximately $23.0 million offset by the decline of the Argentine peso of $1.2 million. Further discussion of foreign currency exchange rate risk is contained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Operating Income

A reconciliation of the change in operating income between the six months ended June 29, 2002 and June 28, 2003 is presented in the following table (in thousands):

Operating income—six months ended June 29, 2002	$7,626
Change in operating income due to:
Plant realignment and special charges	1,020
Volume	(3,145)
Cost savings and other initiatives related to plant realignment and business restructuring	6,341
Lower depreciation and amortization	10,275
Price/mix	(3,490)
Raw materials	(12,151)
Foreign currency	1,550
Lower administrative costs associated with historic Dominion entities	630
All other	6,177
Operating income—six months ended June 28, 2003	$14,833

Consolidated operating income was $14.8 million for the six months ended June 28, 2003. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income increased $6.2 million over operating income before unusual items of $11.8 million during the six months ended June 29, 2002. The increase in operating income before unusual items was due to cost savings and other initiatives related to plant realignment and business restructuring of $6.3 million, lower depreciation and amortization of approximately $10.3 million resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and to the application of fresh start accounting, lower administrative costs associated with historic Dominion entities of $0.6 million and all other of $7.7 million consisting of lower spending and favorable foreign currency translation. Offsetting these favorable impacts were higher raw material costs of $12.2 million predominantly in the Consumer U.S., European and Latin American businesses and lower price/mix of $3.5 million.

As part of the Company’s operational restructuring plan initiated in the second quarter of 2003, the Company undertook a broader business restructuring aimed at operating cost reductions involving reduced headcounts at the manufacturing plant and corporate levels, improved manufacturing productivity and component costs reductions, implementation of a global purchasing initiative and business and asset rationalization. This business restructuring is expected to continue throughout the balance of 2003.

Restructuring related charges have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the senior subordinated notes and, as a result, interest expense decreased $14.3 million from $43.7 million during the six months ended June 29, 2002 to $29.4 million during the same period in 2003. Refer to Note 7. “Debt” for further discussion of the Restructured Credit Facility. Foreign currency and other losses decreased approximately $5.9 million, from $7.7 million during the six months ended June 29, 2002 to $1.8 million for the same period in 2003.

Reorganization Items

Reorganization gains of $542.6 million were recognized in the six months ended June 28, 2003. The gains were due to the gain on cancellation of prepetition indebtedness, offset by fresh start accounting adjustments and chapter 11 reorganization and other expenses.

Income Tax Expense

The Company recorded income taxes of $5.4 million during the six months ended June 28, 2003 predominantly from international jurisdictions. Implementation of the Modified Plan resulted in the Company recognizing CODI (as defined in Note 2. “Significant Accounting Policies”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reoganization under the Modified Plan. During the six months ended June 29, 2002 the Company recognized income tax expense of approximately $2.4 million.

Cumulative Effect of Change in Accounting Principle

As part of the Company’s adoption of FAS 142, the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million that was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

Net Income (Loss)

The Company’s net income during the six months ended June 28, 2003 was approximately $521.2 million as a result of the factors described above, as compared to a net loss of $60.1 million, as restated, during the comparable period in 2002.

Liquidity and Capital Resouces

	June 28, 2003	December 28, 2002
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$26,068	$58,147
Working capital	159,062	219,905
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	193,228	244,521
Total assets	727,603	811,319
Total debt	487,778	1,092,365
Shareholders’ equity (deficit)	75,217	(465,914)

	Six Months Ended
	June 28, 2003	June 29, 2002
	(In Thousands)
Cash flow data:
Net cash (used in) provided by operating activities	$(8,340)	$21,496
Net cash (used in) provided by investing activities	(2,722)	300
Net cash (used in) financing activities	(16,720)	(12,455)

Operating Activities

Net cash used in operating activities was $8.3 million during the six months ended June 28, 2003 compared to cash provided by operating activities of $21.5 million during the six months ended June 29, 2002. The Company’s cash generation from operations during the first six months of 2002 was favorably impacted by the amount of accrued interest on the previously outstanding senior subordinated debt which was classified as subject to compromise at June 29, 2002.  During the first six months of 2003, the Company paid certain liabilities previously classified as subject to compromise and has since been focused on the efficient management of working capital. Operating losses, predominantly within the U.S. Nonwovens business, continue to negatively impact cash flow in 2003. The Company had working capital of approximately $159.1 million at June 28, 2003. Excluding the current portion of indebtedness, working capital was $193.2 million at June 28, 2003, compared to working capital, excluding current portion of indebtedness, at December 28, 2002 of $244.5 million. Accounts receivable on June 28, 2003 was $134.9 million as compared to $117.4 million on

December 28, 2002, an increase of $17.5 million or 14.9%. Accounts receivable represented 62 days of sales outstanding at June 28, 2003 versus 57 days outstanding on December 28, 2002. The increase in accounts receivable and in days sales outstanding is due primarily to longer collection cycles  and weaker economic conditions in certain regions of Latin America during the six months ended June 28, 2003; higher accounts receivable balances within the agriculture portion of the Oriented Polymers business attributable to the normal business cycle within this unit; timing of collections within the U.S. Nonwovens business; and foreign currency translation in the international businesses. Inventories at June 28, 2003 were approximately $114.1 million, a decrease of $1.6 million over inventories of $115.7 million at December 28, 2002. The Company had approximately 63 days of inventory on hand at June 28, 2003 versus 66 days of inventory on hand at December 28, 2002. Accounts payable at June 28, 2003 was $42.8 million, a decrease of $3.3 million, over accounts payable at December 28, 2002 of $46.1 million.

Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as “Special charges” in the consolidated statement of operations. Such charges consist of professional and other related services that were expensed as incurred. After the Petition Date, costs related to the Company’s reorganization activities were also expensed as incurred and have been classified as “Chapter 11 reorganization expenses” in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company’s financial restructuring efforts, including bank financing fees, have been approximately $45.6 million.

As a result of the Company’s financial condition, certain suppliers have continued to request alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company’s liquidity.

The Company’s 2003 Restructuring is discussed in Note 6. “Business Restructuring and Impairment.”

Investing and Financing Activities

Capital expenditures during the first six months of 2003 totaled $14.6 million, an increase of $10.2 million from capital spending of $4.4 million during the same period in fiscal 2002. During the fourth quarter of 2002, the Company entered into an agreement with Reifenhauser & Co. GmbH for the purchase and installation of a Reicofil 3.1 SSXS nonwovens production line (“Line 5”) at its San Luis Potosi, Mexico manufacturing site. The total commitment for Line 5 approximates $22.0 million. Approximately $13.1 million has been funded toward Line 5, including building expansion, through the six months ended June 28, 2003. The remaining portion of the total commitment for construction of Line 5 is expected to be funded during fiscal 2003 and 2004.

A complete description of the Company’s emergence from Chapter 11 is described in Note 4. “Recapitalization.”

The Company’s Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. As of June 28, 2003, the Company had availability of $50.0 million under the revolving portion of the Restructured Credit Facility. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily-unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The interest rate on the Restructured Credit Facility is capped at 12%. Amendment No. 1 to the Restructured Credit Facility is discussed in Note 7. “Debt.”

Refer to Note 13. “Certain Matters” for a complete description of the MSA between Galey and the Company.  In addition, refer to Note 16. “Other Developments” for a discussion of the settlement agreement between the Company and its former Chief Executive Officer.

Effect of Inflation and Foreign Currency

Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company’s substantial foreign operations expose it to the risk of foreign currency exchange rate fluctuations. If foreign currency denominated revenues is greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens.

New Accounting Standards

Refer to Note 2. “Significant Accounting Policies” for a complete discussion of recently issued standards and their anticipated effect on the Company’s results of operations.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, income taxes, intangible assets, restructuring related adjustments, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition:   Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 specifies how existing rules should be applied to transactions in the absence of authoritative literature. Based on the guidelines of current accounting rules and SAB 101, revenue should not be recognized until it is realized or realizable and earned.

Foreign Currency Translation:   The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at quarter-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders’ equity. However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in determining net income. In addition, foreign currency transaction gains and losses are included in determining net income.

Business Combinations, Goodwill and Other Intangible Assets:   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. FAS 142 supersedes Accounting Principles Bulletin No. 17, “Intangible Assets.” FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company recognized a non-cash charge of $96.7 million, of which approximately $12.8 million was recognized as a cumulative effect of a change in accounting principle, for the write-down of goodwill and other intangibles in accordance with FAS 142 during fiscal 2002.

Impairment of Long-Lived Assets:   In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The company recognized a non-cash charge of $234.0 million for the write-down of property, plant and equipment in accordance with FAS 144 during fiscal 2002.

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers’ financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Income Taxes:   The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company’s consolidated financial statements.

Environmental

The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with environmental requirements and does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company’s business, and there can be no assurance that material environmental liabilities will not arise.

Euro Conversion

On January 1, 1999, member countries of the European Monetary Union began a three-year transition from their national currencies to a new common currency, the “euro”. Permanent rates of exchange between members’ national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. Euro currency has been issued and effective July 2002, the respective national currencies were withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. Costs of the euro conversion have not had a material impact on the results of operations or the financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during 2002 certain currencies of countries in which the Company conducts foreign currency denominated business weakened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s Annual Report on Form 10-K for 2002 for additional discussion of the foreign currency impact on the Company’s results of operations.

For the three months and six months ended June 28, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have decreased operating income, before special items, by approximately $1.1 million and $2.2 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. During January 2003, several suppliers of key raw materials, including polypropylene and polyethylene, announced price increases to take effect beginning as early as February 2003. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company’s cost of goods sold would increase and its EBITDA would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million on an annualized basis in its reported EBITDA. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition.

Safe Harbor Statement

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements orally or in writing. Such forward-looking statements may be included in, but not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to: the emergence by the Company and its domestic subsidiaries from Chapter 11 of the United States Bankruptcy Code, adverse economic conditions, demand for the Company’s products, competition in the Company’s markets, dependence on key customers, increases in raw material costs, the amount of capital expenditures, fluctuations in foreign currency exchange rates, the Company’s substantial leverage position, potential defaults in the Company’s outstanding indebtedness, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITITES

See Note 4. “Recapitalization” for a discussion of the Modified Plan.

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

POLYMER GROUP, INC.
	By:	/s/ James L. Schaeffer
James L. Schaeffer Chief Executive Officer and Acting Principal Financial Officer
August 12, 2003

EXHIBIT INDEX

Exhibit Number	Document Description

4.1	Amendment No. 2 dated as of June 25, 2003, between Polymer Group, Inc., the Guarantors, and JPMorgan Chase Bank, as administrative agent for the Lenders.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Settlement Agreement dated July 23, 2003, between Jerry Zucker and Polymer Group, Inc.