Form 10-Q
period 2003-09-27
POLYMER GROUP INC
filed 2003-11-12
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

On November 7, 2003 there were 8,204,667 shares of Class A common stock, 399,978 shares of Class B common stock and 48,649 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.

ITEM 1.   FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	Successor	Predecessor
	September 27, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$29,622	$45,901
Short-term investments	—	12,246
Accounts receivable, net	118,288	117,420
Inventories	89,439	115,696
Other	34,466	45,236
Total current assets	271,815	336,499
Property, plant and equipment	375,777	429,528
Intangibles and loan acquisition costs, net	32,061	33,357
Other	11,975	11,935
Total assets	$691,628	$811,319
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise:
Current liabilities:
Accounts payable	$40,092	$46,068
Accrued liabilities and other	61,962	45,376
Short-term borrowings	9,481	534
Current portion of long-term debt	21,488	24,616
Total current liabilities	133,023	116,594
Long-term debt, less current portion	453,981	478,224
Other non-current liabilities	50,344	45,309
Total liabilities not subject to compromise	637,348	640,127
Liabilities Subject to Compromise	—	637,106
Total liabilities	637,348	1,277,233
Shareholders’ equity (deficit):
Successor Class A common stock—$.01 par value, 39,200,000 shares authorized, 8,162,729 shares issued and outstanding at September 27, 2003	81	—
Successor Class B common stock—$.01 par value, 800,000 shares authorized, 399,978 shares issued and outstanding at September 27, 2003	4	—
Successor Class C common stock—$.01 par value, 118,453 shares authorized, 90,587 shares issued and outstanding at September 27, 2003	1	—
Successor Class D common stock—$.01 par value, 498,688 shares authorized, 0 shares issued and outstanding at September 27, 2003	—	—
Successor Class E common stock—$.01 par value, 523,557 shares authorized, 0 shares issued and outstanding at September 27, 2003	—	—
Successor preferred stock—$.01 par value, 173,000 shares authorized, 0 shares issued and outstanding at September 27, 2003	—	—
Predecessor series preferred stock—$.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Predecessor common stock—$.01 par value, 100,000,000 shares authorized, 32,004,200 shares issued and outstanding at December 28, 2002	—	320
Predecessor non-voting convertible common stock—$.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at December 28, 2002	—	—
Additional paid in capital	73,304	243,722
(Deficit)	(20,835)	(661,572)
Accumulated other comprehensive income (loss)	1,725	(48,384)
	54,280	(465,914)
Total liabilities and shareholders’ equity (deficit)	$691,628	$811,319

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended September 27, 2003 and September 28, 2002
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	Three Months Ended September 27, 2003	Three Months Ended September 28, 2002
Net sales	$185,063	$184,048
Cost of goods sold	151,485	153,842
Gross profit	33,578	30,206
Selling, general and administrative expenses	21,641	24,712
Special charges	1,605	—
Plant realignment	1,429	356
Operating income	8,903	5,138
Other (income) expense:
Interest expense, net (contractual interest of $27,835 for the three months ended September 28, 2002)	14,409	13,511
Foreign currency and other	3,037	6,433
	17,446	19,944
Loss before reorganization items and income taxes	(8,543)	(14,806)
Reorganization items:
Chapter 11 reorganization expenses	—	6,124
	—	6,124
Loss before income taxes	(8,543)	(20,930)
Income tax (benefit) expense	(824)	1,668
Net loss	$(7,719)	$(22,598)
Net loss per common share—basic and diluted
Average shares outstanding	8,653	32,004
Net loss	$(0.89)	$(0.71)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seven Months Ended September 27, 2003,
Two Months Ended March 1, 2003 and
Nine Months Ended September 28, 2002
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	(Restated)* Nine Months Ended September 29, 2002
Net sales	$447,887	$132,909	$576,009
Cost of goods sold	368,773	111,075	480,453
Gross profit	79,114	21,834	95,556
Selling, general and administrative expenses	54,788	16,218	78,245
Special charges	1,605	—	3,634
Plant realignment	4,596	4	913
Operating income	18,125	5,612	12,764
Other (income) expense:
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003 and $81,417 for the nine months ended September 28, 2002)	33,131	10,665	57,198
Investment (gain) loss, net	(3)	(291)	(264)
Foreign currency and other	2,930	1,875	14,671
	36,058	12,249	71,605
Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(17,933)	(6,637)	(58,841)
Reorganization items:
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	47,460	—
Chapter 11 reorganization expenses	—	10,448	7,009
Other	—	19,395	—
	—	(542,610)	7,009
(Loss) income before income taxes and cumulative effect of change in accounting principle	(17,933)	535,973	(65,850)
Income taxes	2,902	1,692	4,090
(Loss) income before cumulative effect of change in accounting principle	(20,835)	534,281	(69,940)
Cumulative effect of change in accounting principle	—	—	(12,774)
Net (loss) income	$(20,835)	$534,281	$(82,714)
Net (loss) income per common share—basic and diluted
Average shares outstanding	8,649	32,004	32,004
(Loss) income before cumulative effect of change in accounting principle	$(2.41)	$16.69	$(2.18)
Cumulative effect of change in accounting principle	—	—	(0.40)
Net (loss) income	$(2.41)	$16.69	$(2.58)

*                     As part of the Company’s adoption of SFAS No. 142, the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

See Accompanying Notes.

POLYMER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Two Months Ended March 1, 2003 and Seven Months Ended September 27, 2003
(In Thousands, Except Share Data)

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings/	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Predecessor:
Balance—December 28, 2002	$320	$243,722	$(661,572)	$(48,384)	$(465,914)
Comprehensive (loss) for the year ended December 28, 2002						$(417,052)
Net loss excluding effects of plan of reorganization and fresh start adjustments	—	—	(8,329)	—	(8,329)	$(8,329)
Currency translation adjustment	—	—	—	6,784	6,784	6,784
Marketable securities valuation	—	—	—	(655)	(655)	(655)
Minimum pension liability	—	—	—	(460)	(460)	(460)
Effect of plan of reorganization and fresh start adjustments:
Cancellation of old common stock	(320)	(243,722)	—	—	(244,042)	—
Issuance of new common stock	86	73,304	—	—	73,390	—
Other fresh start adjustments	—	—	669,901	42,715	712,616	—
Comprehensive (loss) for the two months ended March 1, 2003						$(2,660)
Successor:
Balance—March 1, 2003	86	73,304	—	—	73,390
Net loss	—	—	(20,835)	—	(20,835)	$(20,835)
Currency translation adjustment	—	—	—	1,725	1,725	1,725
Balance—September 27, 2003	$86	$73,304	$(20,835)	$1,725	$54,280
Comprehensive income (loss) for the seven months ended September 27, 2003						$(19,110)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Successor	Predecessor
	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	(Restated) Nine Months Ended September 28, 2002
Operating Activities
Net income (loss)	$(20,835)	$534,281	$(82,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	12,774
Gain on cancellation of prepetition indebtedness	—	(619,913)	—
Fresh start adjustments	—	50,579	—
Asset impairment	1,605	—	—
Depreciation and amortization	27,789	7,398	47,686
Foreign currency and other	1,263	1,875	14,407
Changes in operating assets and liabilities, net of effects of fresh start adjustments:
Accounts receivable	7,994	(8,377)	4,304
Inventories	20,670	(1,052)	9,681
Accounts payable and accrued expenses	(16,196)	10,019	29,429
Other, net	(417)	12,289	667
Net cash provided by (used in) operating activities	21,873	(12,901)	36,234
Investing Activities
Purchases of property, plant and equipment	(22,209)	(3,062)	(5,924)
Proceeds from sale of marketable securities classified as available for sale	—	11,867	4,762
Other	2,766	15	(34)
Net cash (used in) provided by investing activities	(19,443)	8,820	(1,196)
Financing Activities
Proceeds from debt	9,718	535,310	660
Payments of debt	(15,739)	(549,031)	(7,001)
Additional debt in lieu of interest payments	1,368	—	—
Loan acquisition costs	(821)	(948)	(7,736)
Net cash (used in) financing activities	(5,474)	(14,669)	(14,077)
Effect of exchange rate change on cash	883	4,632	10,370
Net (decrease) increase in cash and equivalents	(2,161)	(14,118)	31,331
Cash and equivalents at beginning of period	31,783	45,901	28,231
Cash and equivalents at end of period	$29,622	$31,783	$59,562

See Accompanying Notes.

Polymer Group, Inc.
Notes to Consolidated Financial Statements

Note 1.   Nature of Operations

Polymer Group, Inc. (the “Company” or “Polymer Group”), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two market segments that include consumer and industrial & specialty. The Company undertook a comprehensive financial and business restructuring beginning in fiscal 2001 that continued into 2002. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly the Company emerged from Chapter 11 effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. The Company adopted “fresh-start accounting” as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets based on their respective fair values at the date of emergence. The initial allocation was based on preliminary estimates and has been revised as more recent information was received. The revisions are reflected in the amounts included herein. The allocation will be further revised as additional information becomes available. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to “Successor” refer to Polymer Group and its subsidiaries from March 2, 2003 through September 27, 2003, after giving effect to the implementation of fresh start reporting.

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

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

The unaudited consolidated financial statements of the Company do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002 contain summarized information; as a result, such data does not include the same detail provided in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, these unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Operating results for the two months ended March 1, 2003 and seven months ended September 27, 2003 are not necessarily indicative of the results that may be expected for fiscal 2003. Because of the application of fresh start accounting the results for the seven months ended September 27, 2003 are not comparable to the results for the two months ended March 1, 2003.

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

Accounts Receivable and Concentration of Credit Risks

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company identifies delinquent accounts based on specific customer terms and typically does not accrue interest charges on customer balances. The recorded values are separately maintained, even those balances that are fully reserved. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $15.2 million and $12.9 million at September 27, 2003 and December 28, 2002, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under the bankruptcy law.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of September 27, 2003 and December 28, 2002 consist of the following (in thousands):

	Successor September 27, 2003	Predecessor December 28, 2002
	(Unaudited)
Finished goods	$39,097	$56,126
Work in process	18,800	17,515
Raw materials	31,542	42,055
	$89,439	$115,696

Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standard No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As more fully discussed in Note 6. “Business Restructuring and Impairment,” the Company recorded a non-cash asset impairment charge in fiscal 2002 of approximately $317.9 million related to the write-down of goodwill and other intangibles and property, plant and equipment in accordance with SFAS Nos. 142 and 144. As part of the Company’s adoption of SFAS No. 142 the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million which was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

The following table reconciles reported results to restated results for the nine months ended September 28, 2002 (in thousands, except per share data):

	As Reported	Restated
Net sales	$576,009	$576,009
Gross profit	95,556	95,556
Loss before cumulative effect of change in accounting principle	(69,940)	(69,940)
Cumulative effect of change in accounting principle	—	(12,774)
Net loss	$(69,940)	$(82,714)
Per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(2.18)	$(2.18)
Cumulative effect of change in accounting principle	—	(0.40)
Net loss	$(2.18)	$(2.58)
(Deficit)	$(311,875)	$(324,649)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.  Significant Accounting Policies (Continued)

Under the provisions of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but will be tested for impairment on at least an annual basis. Amortization expense is presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	Nine Months Ended September 28, 2002
Amortization of:
Goodwill	$—	$—	$—	$—	$—
Intangibles with finite lives	1,640	769	3,424	220	2,319
Amortization included in selling, general and administrative expense	1,640	769	3,424	220	2,319
Loan acquisition costs included in interest expense, net	504	2,043	1,134	1,426	5,542
Total amortization expense	$2,144	$2,812	$4,558	$1,646	$7,861

Income Taxes

Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is likely that some portion of a deferred tax asset will not be realized in the future. Implementation of the Modified Plan resulted in the Company recognizing cancellation of indebtedness income (“CODI”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”) in the U.S., by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan.

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

New Accounting Standards

On April 30, 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 have been adopted by the Company in 2003. The gain recognized by the Company on the cancellation of indebtedness pursuant to the emergence from bankruptcy has been classified as a reorganization item in the consolidated statements of operations.

On July 30, 2002, the FASB issued SFAS No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has incurred, and will continue to, incur costs pursuant to SFAS No. 146 during 2003 related to its continued business restructuring efforts. Such costs are accounted for in accordance with the standard. Refer to Note 6. “Business Restructuring and Impairment.”

On December 31, 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. SFAS No. 148 is effective for fiscal year 2003. SFAS No. 148 did not have an impact on the Company’s results of operations as a result of the cancellation of all stock options under the 1996 Plan and 2001 Plan pursuant to the Modified Plan.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on how to identify variable interest entities and how an enterprise should assess its interest in a variable interest entity in order to determine whether the entity should be consolidated. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Significant Accounting Policies (Continued)

parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003 or to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The Company is in the process of evaluating existing relationships that may be deemed variable interest entities under the provisions of FIN 46. The Company currently does not anticipate that the adoption of FIN 46 will have a material effect on the Company’s financial position or results of operations.

Note 3.   Chapter 11 Proceedings

Description of Chapter 11 Proceedings

On May 11, 2002 (the “Filing Date” or “Petition Date”), the Company and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for a “pre-negotiated” reorganization (the “Chapter 11 Filings” or the “Filings”) under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were jointly administered for procedural purposes only. The Company’s direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the “Commitment”) for debtor-in-possession financing (the “DIP Facility”) from a group of financial institutions, some of which were Senior Secured Lenders (the “DIP Lenders”) in order to provide the Debtors sufficient liquidity, if needed, to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company’s Disclosure Statement relating to the Plan of Reorganization, as amended and filed on August 21, 2002. Because the committee of unsecured creditors objected to the Plan, the Plan as then filed was not confirmed and thus the Company filed the Modified Plan as more fully discussed in Note 4. “Recapitalization.”

Chapter 11 Costs and Financial Restructuring Expenses

Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as “Special charges” in the consolidated statement of operations. Such charges consisted of professional and other related services that were expensed as incurred. After the Petition Date, costs related to the Company’s reorganization activities were expensed as incurred and have been classified as “Chapter 11 reorganization expenses” in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company’s financial restructuring efforts, including bank financing fees, have been approximately $50.8 million.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4.   Recapitalization

On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the “Modified Plan”). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the “Secured Lender Payment”) of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the “Chicopee Sale Proceeds”) of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of in excess of $591.5 million of the Debtors’ obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy (“Critical Vendor Claims”) and claims held by non-debtor subsidiaries of the Company (“Intercompany Claims”) (together constituting the “Class 4 Claims”) had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the “New Investment”) by choosing to exercise its subscription rights (the “Subscription Rights”) thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the “Convertible Notes”), (vii) MatlinPatterson Global Opportunities Partners L.P. (“GOF”) issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the “Exit Letters of Credit”) in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF would be entitled to 10% senior subordinated notes due 2007 (the “New Senior Subordinated Notes”) equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company’s existing common stock (“Old Polymer Common Stock”) received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received their pro rata amount of the new Series A and Series B Warrants (as discussed below).

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

The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provide that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note will automatically increase by the amount of such drawing. The Company is required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2003, at a rate of 10% per annum, and default interest in an amount of 2% per annum will be payable on the principal amount in addition to the existing 10% rate. The Company shall, to the extent lawful, pay interest at a rate of 12% per annum on overdue interest.

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

(h) mergers and similar transactions involving the Company or the guarantors. See Note 7 for a discussion of certain agreements made by Matlin Global Partners with respect to its securities.

Note 5.   Fresh Start Accounting

Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets in conformity with SFAS No. 141. The initial allocation was based on preliminary estimates and has been revised as more recent information was received. The revisions are reflected in the amounts included herein. The allocation will be further revised as additional information becomes available. The excess of the fair value of the specific tangible or identifiable intangible net assets over the reorganization value, or negative goodwill, was allocated to non-current non-monetary assets on a pro-rata basis. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. As part of the Modified Plan, the Company’s common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. As of the Effective Date, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,355,480 shares of Class A common stock has been reserved for issuance pending the outcome of certain claims against the Company in connections with the Modified Plan which have yet to be settled. No shares of Class D or Class E

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Fresh Start Accounting (Continued)

common stock were outstanding as of such date. The following table reflects the reorganization adjustments to old Polymer Group’s consolidated balance sheet as of March 1, 2003 (in thousands):

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$308,411	$—		$(7,784	)(g)	$300,627
Property, plant and equipment	431,384	(36,372	)(f)	(20,203	)(g)	374,809
Intangibles and loan acquisition costs, net	38,315	(26,341	)(e)(f)	23,572	(h)	35,546
Other assets	13,296	—		(2,075	)(g)	11,221
Total assets	$791,406	$(62,713)		$(6,490)		$722,203
Liabilities and Shareholders’ Equity (Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current	$94,466	$7,069	(a)	$9,668	(g)	$111,203
Short term borrowings	223	—		—		223
Long term debt—Prepetition Credit Facility	484,877	(484,877	)(b)	—		—
Long term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilites	48,133	—		(345	)(g)	47,788
Total liabilites not subject to compromise	645,864	(6,374)		9,323		648,813
Liabilites Subject to Compromise	637,122	(637,122	)(e)	—		—
Total liabilities	1,282,986	(643,496)		9,323		648,813
Shareholders’ equity (deficit)	(491,580)	580,783	(f)	(15,813	)(i)	73,390
Total liabilities and shareholders’ (deficit)	$791,406	$(62,713)		$(6,490)		$722,203

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

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6.   Business Restructuring and Special Charges

During the third quarter of fiscal 2003, the Company continued to implement its 2003 business restructuring initiative (the “2003 Restructuring”). The Company has reduced working capital levels by improving credit and collection efforts related to receivables and reducing raw material inventory and finished goods inventory within certain businesses. In addition, the Company has returned to normalized payment terms on accounts payable with most vendors. Operating cost reductions are being realized, and are expected to continue to be realized, through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing component costs; (iii) implementing global purchasing initiatives; and (iv) rationalizing certain assets and/or businesses. Headcount reductions have been implemented in the first three quarters of 2003 and will be substantially complete by the end of fiscal 2003. Approximately 158 positions have been eliminated during the nine months ended September 27, 2003. The number of future headcount reductions and related costs has not been finalized. Operating costs reductions are expected to come from improved productivity, primarily in the United States, and reductions in manufacturing, warehousing and logistics costs. Each manufacturing plant has individual plans and initiatives to achieve this goal. In addition, the Company is streamlining corporate overhead and evaluating all major overhead cost categories for further cost reductions. In the second and third quarters of 2003, the Company implemented key components of its plan to establish a global procurement function, particularly with respect to raw materials. The Company also continued to evaluate its businesses and rationalize certain of its assets and operations. During the quarter, the Company sold its investment in one joint venture (see Note 12) and began liquidating the assets of its wet laid nonwovens business.

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

A summary of the business restructuring activity during the nine months ended September 27, 2003, accounted for in accordance with SFAS No. 146, is presented in the following table (in thousands):

Employee Termination and Facility Closing Costs
Plant realignment liability as of December 28, 2002	$893
2003 plant realignment charge	4,600
2003 cash payments and adjustments	(3,294)
Plant realignment liability as of September 27, 2003	$2,199

During the fourth quarter of 2002, based upon further reviews of the Company’s long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million) related predominantly to production assets within the U.S. and European Nonwovens business in accordance with SFAS Nos. 142 and 144.

Special charges in 2003 included impairment charges of $1.6 million to reflect the decreased fair value of certain operating assets. Special charges in 2002 included approximately $3.6 million of expenses related to professional and other services provided in connection with the Company’s restructuring efforts.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt

Debt (including short-term borrowings) as of September 27, 2003 and December 28, 2002, consists of the following (in thousands):

	Successor September 27, 2003	Predecessor December 28, 2002
	(Unaudited)
Indebtedness, including current portion:
Prepetition Credit Facility	$—	$484,478
Restructured Credit Facility	418,667	—
Senior Subordinated Notes	—	587,482
Junior Notes	51,368	—
Other	14,915	20,405
	$484,950	$1,092,365

Restructured Credit Facility

The Company’s Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Company was in compliance with such financial covenants at September 27, 2003. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The total of the interest payable in respect of term loans or term

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt (Continued)

letters of credit plus the senior leverage ratio fee is capped at 12.00%. The effective rate was 12.00% at September 27, 2003. The Restructured Credit Facility defines EBITDA as operating income (loss) plus depreciation, amortization and Mexican statutory employee profit sharing and excludes unusual items, consisting of asset impairment, plant realignment, special charges and other unusual items. There were no outstanding borrowings at September 27, 2003 under the revolving credit agreement. The effective rate, had there been borrowings, was 6.75% at September 27, 2003.

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

The Company sold the business carried out by Vateks (see Note 12 for additional details on the investment) in September 2003 at no material gain or loss. Proceeds from the sale were used to reduce amounts outstanding under the Restructured Credit Facility during the third quarter of 2003.

On April 11, 2003, GOF entered into an agreement with the Company (the “GOF Agreement”) pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004. GOF has agreed to amend the New Senior Subordinated Note and the Junior Notes it beneficially owned or controlled (approximately $38 million aggregate principal amount) to provide that interest that accrues from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company is unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility, the Company is permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also has agreed that, in the event the Company is unable to comply with the leverage covenant under the Restructured Credit Facility, GOF will convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company had undertaken all the actions described above and was unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company’s third fiscal quarter of 2003, GOF agreed to purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the “New Investment”) in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF’s obligation to take any of these steps is conditioned on Amendment No. 1 remaining in full force and effect. Since the Company was able to meet the covenants on its own, no such action was necessary at September 27, 2003.

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

Convertible Subordinated Notes

In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) pursuant to an indenture dated as of March 5, 2003 (the “Junior Indenture”). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. Under the terms of the Junior Notes, the holders may elect to increase the amount of the note in lieu of receiving semi-annual interest payments in cash. Through September 27, 2003, interest payments of $1.4 million have been deferred and added to the note balance. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

Subsidiary Indebtedness

The Company’s China-based majority owned subsidiary (“Nanhai”) has a bank facility with a financial institution in China that is scheduled to mature in April 2004. At September 27, 2003, the approximate amount of outstanding indebtedness under the facility was $9.5 million. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $10.0 million. As a result of the Company’s 80% majority ownership of Nanhai and full guarantee of the Nanhai bank debt, all amounts outstanding under the Nanhai bank facility are reflected in the Company’s consolidated balance sheet. At September 27, 2003, Nanhai had cash and cash equivalents on hand of approximately $3.0 million and working capital of approximately $1.7 million.

The Company’s Argentina-based majority owned subsidiary (“DNS”) has two bank facilities denominated in U.S. dollars of approximately $4.3 million at September 27, 2003 with current maturities of approximately $3.3 million. The facilities are scheduled to mature in 2004 and 2005 respectively. The full amount of such indebtedness is reflected on the Company’s consolidated balance sheet at September 27, 2003 as a result of the Company’s 60% majority ownership of this subsidiary; however, the minority shareholder guarantees 40% of such indebtedness. Because of the Argentine peso devaluation against the U.S. dollar, the Company is exposed to foreign currency remeasurement losses of the U.S. dollar denominated debt at DNS because the functional currency of DNS is the Argentine peso. At September 27, 2003, DNS had cash and cash equivalents on hand of approximately $4.5 million and working capital of $7.5 million, excluding current debt. Including current debt, DNS working capital was approximately $4.2 million at September 27, 2003.

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

Condensed Consolidating Selected Balance Sheet Financial Data
as of September 27, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$56,386	$122,398	$(31,934)	$(8,058)	$138,792
Total assets	2,522,143	748,284	1,013,473	(3,592,272)	691,628
Total debt	—	14,914	470,036	—	484,950
Shareholders’ equity (deficit)	1,453,064	226,459	54,280	(1,679,523)	54,280

Condensed Consolidating Selected Balance Sheet Financial Data
as of December 28, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Working capital	$94,832	$131,989	$556	$(7,472)	$219,905
Total assets	2,342,690	615,516	1,103,031	(3,249,918)	811,319
Total debt	3	25,310	478,061	—	503,374
Shareholders’ equity (deficit)	1,045,012	234,887	(465,914)	(1,279,899)	(465,914)

Condensed Consolidating Statement of Operations Selected Financial Data
for the Seven Months Ended September 27, 2003
Successor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$220,978	$253,454	$—	$(26,545)	$447,887
Operating income (loss)	(8,063)	22,564	(226)	3,398	18,125
Interest expense, income taxes and other expense (income), net	2,573	26,800	(13,454)	28,187	38,960
Net income (loss)	(5,490)	(4,236)	(20,835)	9,726	(20,835)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations Selected Financial Data
for the Two Months Ended March 1, 2003
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$67,515	$73,917	$—	$(8,523)	$132,909
Operating income (loss)	(1,547)	7,203	(129)	85	5,612
Interest expense, income taxes and other expense (income), net	(130,717)	7,337	(534,410)	129,121	(528,669)
Net income (loss)	129,170	(134)	534,281	(129,036)	534,281

Condensed Consolidating Statement of Operations Selected Financial Data
For the Nine Months Ended September 28, 2002
Predecessor

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$300,814	$304,471	$—	$(29,276)	$576,009
Operating income (loss)	(17,103)	34,600	(4,777)	44	12,764
Interest expense, income taxes and other expense (income), net	(22,568)	29,918	65,163	10,191	82,704
Net income (loss)	5,465	4,682	(69,940)	(10,147)	(69,940)

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Segment Information

The Company’s reportable market segments consist of Consumer and Industrial & Specialty and beginning in fiscal 2003, the Company is required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company’s primary operating divisions. Therefore, disclosures for the operating divisions have been presented in the following table. Sales to P&G account for more than 10% of the Company’s sales and are reported primarily in the Consumer segment. The loss of these sales would have a material adverse effect on this segment. Generally, the Company’s nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. The Company recorded plant realignment and special charges during the first three fiscal quarters of 2003 and 2002 which have not been allocated to the segment data because the Company’s management does not evaluate information that is not considered operating in nature on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items. In addition, divisional assets have been disclosed net of intercompany amounts, beginning in the second quarter of 2003. Financial data by market segments and operating divisions follows (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months ended March 1, 2003	Nine Months Ended September 28, 2002
Market Segments
Net sales
Consumer	$102,029	$100,537	$245,710	$74,956	$316,016
Industrial and specialty	83,034	83,511	202,177	57,953	259,993
	$185,063	$184,048	$447,887	$132,909	$576,009
Operating income (loss)
Consumer	$4,770	$3,545	$10,168	$2,891	$20,157
Industrial and specialty	7,167	1,949	14,158	2,725	(2,846)
	11,937	5,494	24,326	5,616	17,311
Plant realignment	(1,429)	(356)	(4,596)	(4)	(913)
Special charges	(1,605)	—	(1,605)	—	(3,634)
	$8,903	$5,138	$18,125	$5,612	$12,764
Depreciation and amortization expense included in operating income (loss)
Consumer	$6,584	$9,321	$15,579	$4,386	$27,740
Industrial and specialty	4,327	6,595	9,430	3,012	19,946
	$10,911	$15,916	$25,009	$7,398	$47,686

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Segment Information (Continued)

	Successor	Predecessor
	September 27, 2003	December 28, 2002
Market segment assets
Consumer	$380,386	$404,220
Industrial and specialty	308,578	326,670
Corporate	2,664	80,429
	$691,628	$811,319

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	Nine Months Ended September 28, 2002
Operating Divisions
Net sales
Nonwovens	$149,697	$149,295	$358,091	$108,373	$461,539
Oriented Polymers	35,366	34,753	89,796	24,536	114,470
	$185,063	$184,048	$447,887	$132,909	$576,009
Operating income (loss)
Nonwovens	$8,226	$4,586	$15,546	$4,480	$14,185
Oriented Polymers	2,758	1,483	6,279	1,372	5,627
Unallocated Corporate	(476)	(575)	(841)	(351)	(2,501)
Eliminations	1,429	—	3,342	115	—
	11,937	5,494	24,326	5,616	17,311
Plant realignment	(1,429)	(356)	(4,596)	(4)	(913)
Special charges	(1,605)	—	(1,605)	—	(3,634)
	$8,903	$5,138	$18,125	$5,612	$12,764
Depreciation and amortization expense included in operating income (loss)
Nonwovens	$10,236	$13,811	$23,891	$5,777	$41,397
Oriented Polymers	2,104	2,090	4,847	1,349	6,247
Unallocated Corporate	—	15	(272)	272	42
Eliminations	(1,429)	—	(3,457)	—	—
	$10,911	$15,916	$25,009	$7,398	$47,686

	Successor	Predecessor
	September 27, 2003	December 28, 2002
Division assets
Nonwovens	$577,182	$609,317
Oriented Polymers	148,818	157,750
Corporate	3,896	80,363
Eliminations	(38,268)	(36,111)
	$691,628	$811,319

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10.   Geographic Information

Geographic data for the Company’s operations are presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	Nine Months Ended September 28, 2002
Net sales to unaffiliated customers:
United States	$82,557	$82,287	$194,434	$58,992	$271,538
Canada	24,242	24,122	60,057	16,416	73,555
Europe	43,685	45,344	112,862	33,936	136,784
Asia	7,770	5,848	17,791	4,773	18,635
Latin America	26,809	26,447	62,743	18,792	75,497
	$185,063	$184,048	$447,887	$132,909	$576,009
Operating income (loss)
United States	$2,034	$(5,675)	$(259)	$(1,582)	$(17,158)
Canada	1,643	1,077	3,712	1,019	4,274
Europe	3,264	4,515	9,751	2,330	12,669
Asia	943	810	2,023	848	3,182
Latin America	4,053	4,767	9,099	3,001	14,344
	11,937	5,494	24,326	5,616	17,311
Plant realignment	(1,429)	(356)	(4,596)	(4)	(913)
Special charges	(1,605)	—	(1,605)	—	(3,634)
	$8,903	$5,138	$18,125	$5,612	$12,764
Depreciation and amortization expense included in operating income (loss)
United States	$4,689	$10,029	$10,755	$3,669	$29,556
Canada	1,549	1,356	3,527	950	4,055
Europe	2,209	2,036	5,048	1,166	6,653
Asia	901	908	2,080	628	2,661
Latin America	1,563	1,587	3,599	985	4,761
	$10,911	$15,916	$25,009	$7,398	$47,686

	Successor	Predecessor
	September 27, 2003	December 28, 2002
Geographic assets
United States	$127,016	$374,705
Canada	107,956	110,181
Europe	284,109	159,637
Asia	39,713	39,643
Latin America	132,834	127,153
	$691,628	$811,319

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11.   Foreign Currency and Other

Foreign currency and other is presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	Nine Months Ended September 28, 2002
Foreign currency and other:
Foreign currency (gain)loss	$1,147	$580	$222	$1,814	$7,019
Minority interest	510	1,548	1,249	441	1,779
Write-down of investment in joint venture	—	4,400	—	—	4,400
Other, net	1,380	(95)	1,459	(380)	1,473
	$3,037	$6,433	$2,930	$1,875	$14,671

During the third quarter of fiscal 2002, the Company recorded a $4.4 million charge to earnings for the write-down of its 45% minority position in a start-up nonwovens production line in Saudi Arabia (the “Saudi Line”). The investment represented the Company’s funding of its pro-rata share in the construction costs of the Saudi Line. The write-down was necessary when an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line. The Company has settled this issue and no longer has any investment interest in the Saudi Line.

Note 12.   Purchase Option and Subsidiary Matters

During the third quarter of 2002, the Company’s 40% minority shareholder in DNS exercised an option under the Purchase and Option Agreement dated July 1, 2000 whereby the Company or the minority shareholder could elect to sell their respective ownership share of DNS to the other party. The completion of the purchase of shares under the option is subject to approval of the Company’s lenders, which has not been obtained. In addition, the Company and the minority shareholder had not agreed to an acquisition price for such additional investment. The Company did not receive any approval from the U.S. Bankruptcy Court to engage in such transaction. The Company and the minority shareholder are in negotiations regarding this issue.

The Company acquired an 80% majority ownership position in Vateks during fiscal 1999. The acquisition agreement contained a purchase price adjustment based upon the achievement of certain operating targets within an agreed-upon period after the acquisition date. Vateks did not achieve the operating targets and thus the Company sought to recover the short-fall as calculated pursuant to the provisions of the acquisition agreement. The Company and former majority shareholder did not agree on such amount and therefore, the settlement proceeded to arbitration. The independent arbitrator concurred that the Company was entitled to receive an adjustment of the purchase price pursuant to the agreement. Accordingly, the Company and former shareholder agreed to a settlement of approximately $1.8 million payable in installments between fiscal 2002 and 2004. The Company received approximately $0.6 million during fiscal 2002 representing the first settlement installment. Such amount was accounted for as an adjustment to the purchase price of Vateks pursuant to the provisions of APB No. 16. Subsequent installment payments, in accordance with the settlement agreement, were not paid to the Company by the former majority shareholder. The Company sold the business carried out by PGI Vateks Tekstil Sanayi Ve Ticaret A.S. (PGI Vateks), including certain assets and liabilities, to the former majority shareholder in September 2003 at no significant gain or loss.

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13.   Related Party Transactions

The Company leased office space from an affiliate of a shareholder of the Company through August 31, 2003 at an approximate annual rental charge of $0.2 million. This facility previously served as the Company’s corporate headquarters. Shared service costs are charged to the Company and approximated $0.2 million and $0.6 million during the three and nine months ended September 27, 2003, respectively. The Company also entered into a Joint Development Agreement dated as of April 17, 2002 and a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company’s stockholders. During the nine months ended September 27, 2003, no payments were made under either of these agreements. The Company is currently reviewing these agreements, including the status of the lease and shared service costs, to determine their enforceability and the Company’s rights, including the right to terminate, under these agreements. The Company is currently involved in litigation with the lessor to determine the Company’s obligation under this lease. Certain of the Company’s key employees provided services for an entity that is a shareholder of the Company (“InterTech”). InterTech and its affiliates paid such employees directly for these services. This relationship was terminated in the third quarter of 2003.

Note 14.   Certain Matters

On December 19, 1997, DT Acquisition Inc. (“DTA”), a subsidiary of the Company, acquired substantially all of the outstanding common and first preferred shares of Dominion Textiles Inc., a Company organized under the laws of Canada (“Dominion”), and on January 29, 1998, DTA acquired all remaining common and first preferred shares, at which time Dominion underwent a “winding-up.” All assets and liabilities of Dominion were transferred to DTA and all outstanding common shares and first preferred shares held by DTA were redeemed. Immediately thereafter, pursuant to a purchase agreement, dated October 27, 1997, the apparel fabrics business of Dominion was sold, at no gain or loss, to Galey & Lord, Inc., (“Galey”) and the Company acquired the nonwovens and industrial fabrics operations. The Company and Galey finalized the acquisition cash settlement during 2000 pursuant to the Master Separation Agreement (the “MSA”) dated January 29, 1998. The result of such settlement was not material to the Company’s financial condition. Under the MSA, the Company and Galey are required to share in the payment of certain on-going costs, including taxes, for historical Dominion entities as required by the MSA. Because the Company originally acquired Dominion, the Company generally makes the payments and is reimbursed by Galey. On February 19, 2002, Galey and its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating their businesses as debtors-in-possession. During March 2002, Galey informed the Company of its intention to reject the MSA as part of its bankruptcy proceedings. If approved by the Bankruptcy Court, Galey’s contemplated rejection of the MSA would result in the Company being required to fund expenditures that should be allocated to, and paid by, Galey, which could potentially have a material adverse effect on the Company. Pending a final determination of this contract, Galey has ceased funding its portion of the expenditures.

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

Polymer Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15.   Investment in Partially-Owned Equity Affiliate

As part of the acquisition of Dominion and through its wholly-owned subsidiary, DTA, the Company acquired a 50% equity interest in a Canadian-based manufacturer of home furnishing products in December 1997. The Company’s equity ownership of this entity is a 50% shared investment with Galey pursuant to the MSA; therefore, the Company’s effective ownership approximates 25%. Thus the results of this entity are not consolidated with those of the Company. At September 27, 2003, the Company’s investment in this entity approximated $0.3 million. The Company received no dividends from this entity during the three and nine months ended September 27, 2003, nor has the Company guaranteed any of this entity’s obligations.

Note 16.   Supplemental Financial Data

The cost of research and development, shipping and handling, and selling and advertising is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. A summary of these expenses is presented in the following table (in thousands):

	Three Months Ended		Successor	Predecessor
	Successor September 27, 2003	Predecessor September 28, 2002	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003	Nine Months Ended September 28, 2002
Research and development	$3,107	$4,615	$6,522	$2,483	$12,268
Shipping and handling	4,409	4,800	11,422	3,411	15,109
Selling and advertising	6,897	6,819	16,463	4,904	22,860

Note 17.   Other Developments

In July 2003, the Company settled certain matters with its former Chief Executive Officer which resulted in a gross settlement payment in the amount of $3.7 million which was accounted for in the second quarter of 2003 as an adjustment to the Company’s reorganization value. Under terms of the agreement certain other matters remain subject to resolution. See Note 13 with respect to certain pending litigation related to this matter.

On October 27, 2003, Willis (Billy) C. Moore III was appointed as the Company’s Chief Financial Officer. Also, the Company is in discussion with its former Chief Financial Officer James G. Boyd related to the termination of his management roles with the Company and the settlement of compensation matters. The Company currently expects to reach an agreement and make the related payment during the fourth quarter of 2003. Since this amount would be related to the management and change in control compensation agreements in place prior to the Company’s emergence from bankruptcy, this settlement will be accounted for in the fourth quarter of 2003 as an adjustment to the Company’s reorganization value.

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

For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. For purposes of discussion of results of operations, the seven months ended September 27, 2003 (Successor) has been combined with two months ended March 1, 2003 (Predecessor).

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	46.8	44.8	47.0	44.5
Labor	10.0	9.0	10.1	8.8
Overhead	25.1	29.8	25.5	30.1
	81.9	83.6	82.6	83.4
Gross profit	18.1	16.4	17.4	16.6
Selling, general and administrative expense	11.7	13.4	12.2	13.6
Plant realignment costs	0.8	0.2	0.8	0.2
Special charges	0.8	—	0.3	0.6
Operating income (loss)	4.8	2.8	4.1	2.2
Other expense
Interest expense, net	7.8	7.3	7.5	9.9
Foreign currency and other	1.6	3.5	0.8	2.5
	9.4	10.8	8.3	12.4
Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(4.6)	(8.0)	(4.2)	(10.2)
Reorganization items	—	3.3	93.4	1.2
Income (loss) before income taxes and cumulative effect of change in accounting principle	(4.6)	(11.3)	89.2	(11.4)
Income taxes	(0.4)	0.9	0.8	0.7
Income (loss) before cumulative effect of change in accounting principle	(4.2)	(12.2)	88.4	(12.1)
Cumulative effect of change in a accounting principle	—	—	—	(2.2)
Net income (loss)	(4.2)%	(12.2)%	88.4%	(14.3)%

Comparison of Three Months Ended September 27, 2003 and September 28, 2002

The following table sets forth components of the Company’s net sales and operating income (loss) by market segment and operating division for the three months ended September 27, 2003 and the corresponding change over the comparable period in 2002 (in thousands, except percent data).

	Three Months Ended
	September 27, 2003	September 28, 2002	Change	% Change
Market Segments
Net Sales
Consumer	$102,029	$100,537	$1,492	1.5%
Industrial & Specialty	83,034	83,511	(477)	(0.6)
	$185,063	$184,048	$1,015	0.6
Operating income (loss)
Consumer	$4,770	$3,545	$1,225	34.6
Industrial & Specialty	7,167	1,949	5,218	267.7
	11,937	5,494	6,443	117.3
Plant realignment costs	(1,429)	(356)	(1,073)	(301.4)
Special charges	(1,605)	—	(1,605)	—
	$8,903	$5,138	$3,765	73.3
Operating Division
Net Sales
Nonwovens	$149,697	$149,295	$402	0.3
Oriented Polymers	35,366	34,753	613	1.8
	$185,063	$184,048	$1,015	0.6
Operating income (loss)
Nonwovens	$8,226	$4,585	$3,641	79.4
Oriented Polymers	2,758	1,483	1,275	86.0
Unallocated Corporate	(476)	(574)	98	17.1
Eliminations	1,429	—	1,429	—
	11,937	5,494	6,443	117.3
Plant realignment costs	(1,429)	(356)	(1,073)	(301.4)
Special charges	(1,605)	—	(1,605)	—
	$8,903	$5,138	$3,765	73.3

Net Sales

A reconciliation of the change in net sales between the three months ended September 27, 2003 and the three months ended September 28, 2002 is presented in the following table (in thousands):

Net sales—three months ended September 28, 2002	$184,048
Change in sales due to:
Volume	(4,716)
Price/mix	(3,299)
Foreign currency	9,030
Net sales—three months ended September 27, 2003	$185,063

Consolidated net sales were approximately $185.1 million for the three months ended September 27, 2003, an increase of $1.0 million or 0.6% over net sales of $184.0 million for the same fiscal period in 2002. Net sales were favorably impacted during the third quarter of 2003 versus the comparable period in 2002 by stronger foreign currencies versus the U.S. dollar which were substantially offset by volume declines and unfavorable price / mix. Excluding the favorable effects of foreign currency translation, similar economic and business issues continued to impact both the Consumer and Industrial and Specialty market segments during the third quarter of 2003 as compared to the third quarter of 2002. The Company’s businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company’s emergence from Chapter 11, including, in some instances, lost sales from existing customers. Lower sales volume in the U.S. hygiene and wipes markets and lower sales volume within the European hygiene market offset volume gains in certain segments of the Asian and Latin American businesses. Price / mix was lower in the third quarter of 2003 versus the comparable period of 2002 within the U.S. and European consumer markets, but was offset somewhat by favorable pricing within certain industrial sectors.

Foreign currencies were stronger against the U.S. dollar during the three months ended September 27, 2003 versus the same period in 2002 in the majority of the international regions in which the Company conducts business. The increase in net sales between the three months ended September 27, 2003 and September 28, 2002 was due to favorable foreign currency translation in Europe, Canada and certain regions of Latin America was approximately $9.0 million. Further discussion of foreign currency exchange rate risk is contained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Operating Income

A reconciliation of the change in operating income between the three months ended September 28, 2002 and September 27, 2003 is presented in the following table (in thousands):

Operating income—three months ended September 28, 2002	$5,138
Change in operating income due to:
Plant realignment and special charges	(2,678)
Volume	(853)
Cost savings and other initiatives related to plant realignment and business restructuring	5,706
Lower depreciation and amortization	5,105
Price/mix	(3,299)
Raw materials	(2,407)
Foreign currency	802
All other	1,389
Operating income-three months ended September 27, 2003	$8,903

Consolidated operating income was $8.9 million for the three months ended September 27, 2003. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income increased $6.4 million compared to operating income before unusual items of $5.5 million during the third quarter of fiscal 2002. During the third quarter of 2003, operating income before unusual items was favorably impacted by cost savings and other initiatives related to plant realignment and business restructuring of $5.7 million, lower depreciation and amortization of approximately $5.1 million resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and favorable foreign currency translation. Offsetting these favorable impacts were higher raw material costs of $2.4 million, predominantly in the U.S. business, and the effects of the lower selling price/mix of $3.3 million detailed above.

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

Interest Expense and Other

Interest expense increased $0.9 million from $13.5 million during the three months ended September 28, 2002 to $14.4 million during the same period in 2003. The increase is due to the higher interest rate associated with the Restructured Credit Facility, as compared to 2002. Refer to Note 7. “Debt” for further discussion of the Restructured Credit Facility. Foreign currency and other decreased approximately $3.4 million, from a loss of approximately $6.4 million during the three months ended September 28, 2002 to a loss of $3.0 million for the same period in 2003. The decrease is primarily due to the $4.4 million write-down of a foreign investment in 2002. Refer to Note 11. “Foreign Currency and Other” for additional details.

Income Taxes

The Company recorded an income tax benefit of $0.8 million during the three months ended September 27, 2003. This resulted from the refund of prior periods’ tax refunds, partially offset by income tax related to international jurisdictions. Implementation of the Modified Plan resulted in the Company recognizing CODI (as defined in Note 2. “Significant Accounting Policies”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”) in the U.S., by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reoganization under the Modified Plan. During the three months ended September 28, 2002 the Company recognized income tax expense of approximately $1.7 million.

Net Income (Loss)

The Company’s net loss during the three months ended September 27, 2003 was approximately $7.7 million as a result of the factors described above, as compared to a net loss of $22.6 million during the comparable period in 2002.

Comparison of Nine Months Ended September 27, 2003 and September 28, 2002

The following table sets forth components of the Company’s net sales and operating income (loss) by market segment and operating division for the nine months ended September 27, 2003 and the corresponding change over the comparable period in 2002 (in thousands, except percent data).

	Nine Months Ended
	September 27, 2003	September 28, 2002	Change	% Change
Market Segments
Net Sales
Consumer	$320,666	$316,016	$4,650	1.5%
Industrial & Specialty	260,130	259,993	137	0.1
	$580,796	$576,009	$4,787	0.8
Operating income (loss)
Consumer	$13,059	$20,157	$(7,098)	(35.2)
Industrial & Specialty	16,883	(2,846)	19,729	693.2
	29,942	17,311	12,631	73.0
Plant realignment costs	(4,600)	(913)	(3,687)	(403.8)
Special charges	(1,605)	(3,634)	2,029	55.8
	$23,737	$12,764	$10,973	86.0
Operating Division
Net Sales
Nonwovens	$466,463	$461,539	$4,924	1.1%
Oriented Polymers	114,333	114,470	(137)	(0.1)
	$580,796	$576,009	$4,787	0.8
Operating income (loss)
Nonwovens	$20,026	$14,185	$5,841	41.2%
Oriented Polymers	7,651	5,627	2,024	36.0
Unallocated Corporate	(1,192)	(2,501)	1,309	52.3
Eliminations	3,457	—	3,457	—
	29,942	17,311	12,631	73.0
Plant realignment costs	(4,600)	(913)	(3,687)	(403.8)
Special charges	(1,605)	(3,634)	2,029	55.8
	$23,737	$12,764	$10,973	86.0

Net Sales

A reconciliation of the change in net sales between the nine months ended September 27, 2003 and the nine months ended September 28, 2002 is presented in the following table (in thousands):

Net sales—nine months ended September 28, 2002	$576,009
Change in sales due to:
Volume	(19,242)
Price/mix	(6,789)
Foreign currency	30,818
Net sales—nine months ended September 27, 2003	$580,796

Consolidated net sales were $580.8 million for the nine months ended September 27, 2003, an increase of $4.8 million, or 0.8%, over net sales of $576.0 million for the same fiscal period in 2002. The increase in net sales was due primarily to favorable foreign currencies versus the U. S. dollar offset by volume declines and unfavorable price / mix. Excluding the favorable effects of foreign currency translation, similar economic and business issues continued to impact both the Consumer and Industrial and Specialty market segments during the third quarter year to date period of 2003 as compared to the third quarter year to date period of 2002. The Company’s businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company’s emergence from Chapter 11, including, in some instances, lost sales from existing customers. In addition, certain factors that have historically contributed to lower than anticipated net sales continued to negatively affect net sales during the nine months ended September 27, 2003. Lower sales volume in the U.S. hygiene and medical markets and lower sales volume predominantly within the European hygiene and wipes markets offset volume gains in certain regions of the Latin American business. Price / mix was lower in the third quarter year to date period of 2003 versus the comparable period of 2002 within the U.S. and European consumer markets, but were offset somewhat by favorable pricing with certain industrial sectors.

Foreign currencies, predominantly in Europe and Canada, were stronger against the U.S. dollar during the nine months ended September 27, 2003 versus the same period in 2002. The increase in net sales between the nine months ended September 27, 2003 and September 28, 2002 due to favorable foreign currency translation in Europe and Canada was $32.8 million and was offset by the decline of the Argentine peso of $2.0 million. Further discussion of foreign currency exchange rate risk is contained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Operating Income

A reconciliation of the change in operating income between the nine months ended September 28, 2003 and September 27, 2003 is presented in the following table (in thousands):

Operating income—nine months ended September 28, 2002	$12,764
Change in operating income due to:
Plant realignment and special charges	(1,646)
Volume	(3,998)
Cost savings and other initiatives related to plant realignment and business restructuring	12,047
Lower depreciation and amortization	15,070
Price/mix	(6,789)
Raw materials	(14,558)
Foreign currency	2,352
Lower administrative costs associated with historic Dominion entities	434
All other	8,061
Operating income—nine months ended September 27, 2003	$23,737

Consolidated operating income was $23.7 million for the nine months ended September 27, 2003. Excluding unusual items, which consist of plant realignment and special charges, consolidated operating income increased $12.6 million over operating income before unusual items of $17.3 million during the nine months ended September 28, 2002. The increase in operating income before unusual items was due to cost savings and other initiatives related to plant realignment and business restructuring of $12.0 million, lower depreciation and amortization of approximately $15.1 million resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002. Offsetting these favorable impacts were higher raw material costs of $14.6 million, predominantly in the Consumer U.S., European and Latin American businesses, and lower price/mix of $6.8 million.

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

Interest Expense and Other

As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the senior subordinated notes and, as a result, interest expense decreased $13.4 million from $57.2 million during the nine months ended September 28, 2002 to $43.8 million during the same period in 2003. Refer to Note 7. “Debt” for further discussion of the Restructured Credit Facility. Foreign currency and other losses decreased $9.9 million, from $14.7 million during the nine months ended September 28, 2002 to $4.8 million for the same period in 2003. The decrease is due to lower foreign currency losses in 2003. In addition, the Company recorded a $4.4 million write-down of a foreign investment in 2002. Refer to Note 11. “Foreign Currency and Other” for additional details.

Reorganization Items

Reorganization gains of $542.6 million were recognized in the nine months ended September 27, 2003. The gains were due to the gain on cancellation of prepetition indebtedness, offset by fresh start accounting adjustments and chapter 11 reorganization and other expenses.

Income Tax Expense

The Company recorded income taxes of $4.6 million during the nine months ended September 27, 2003 predominantly from international jurisdictions.  Implementation of the Modified Plan resulted in the Company recognizing CODI (as defined in Note 2. “Significant Accounting Policies”). All of the CODI is excluded from taxable income. However, the Company is required to reduce certain of its tax attributes, including net operating loss carryforwards (“NOLs”), by an amount not to exceed the CODI it realized. In general, tax attributes will be reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) tax credits and capital loss carryforwards; and (iii) tax basis in assets. The Company is currently in the process of determining the amount of the corresponding reduction of its tax attributes and/or asset basis. It is anticipated that the Company’s net operating loss carryforwards will be entirely eliminated in 2003 as a result of the reorganization under the Modified Plan. During the nine months ended September 28, 2002 the Company recognized income tax expense of approximately $4.1 million.

Cumulative Effect of Change in Accounting Principle

As part of the Company’s adoption of SFAS No. 142, the Company completed a transitional impairment test in the fourth quarter of 2002, as permitted by the standard. The Company’s transitional impairment test resulted in a charge of $12.8 million that was reported as a cumulative effect of a change in accounting principle in the Company’s annual results for fiscal 2002 and has been allocated to the first fiscal quarter of 2002 for reporting purposes.

Net Income (Loss)

The Company’s net income during the nine months ended September 27, 2003 was approximately $513.4 million as a result of the factors described above, particularly the income related to the cancellation of debt. This income compares to a net loss of $82.7 million, as restated, during the comparable period in 2002.

Liquidity and Capital Resouces

	September 27, 2003	December 28, 2002
	(In Thousands)
Balance sheet data:
Cash and short-term investments	$29,622	$58,147
Working capital	138,792	219,905
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	160,280	244,521
Total assets	691,628	811,319
Total debt	484,950	1,092,365
Shareholders’ equity (deficit)	54,280	(465,914)

	Nine Months Ended
	September 27, 2003	September 28, 2002
	(In Thousands)
Cash flow data:
Net cash provided by operating activities	$8,972	$36,234
Net cash (used in) investing activities	(10,623)	(1,196)
Net cash (used in) financing activities	(20,143)	(14,077)

Operating Activities

Net cash provided by operating activities was $9.0 million during the nine months ended September 27, 2003 compared to $36.2 million during the nine months ended September 28, 2002. The Company’s cash generation from operations during the first nine months of 2002 was favorably impacted by the amount of accrued interest on the previously outstanding senior subordinated debt which was classified as subject to compromise at September 28, 2002. During the first nine months of 2003, the Company paid certain liabilities previously classified as subject to compromise and has since been focused on the efficient management of working capital. The Company had working capital of approximately $138.8 million at September 27, 2003. Excluding the current portion of long-term debt, working capital was $160.3 million at September 27, 2003, compared to working capital, excluding current portion of long-term debt, at December 28, 2002 of $244.5 million. Accounts receivable on September 27, 2003 were $118.3 million as compared to $117.4 million on December 28, 2002, an increase of $0.9 million, or 0.7%. Accounts receivable represented 58 days of sales outstanding at September 27, 2003 versus 59 days outstanding on December 28, 2002. Inventories at September 27, 2003 were $89.4 million, a decrease of $26.3 million over inventories of $115.7 million at December 28, 2002. The Company had approximately 54 days of inventory on hand at September 27, 2003 versus 68 days of inventory on hand at December 28, 2002.  Accounts payable at September 27, 2003 were $40.1 million, a decrease of $6.0 million, compared to accounts payable at December 28, 2002 of $46.1 million. The decrease is due to the payment of $12.3 million of prepetition accounts payable in 2003.

Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as “Special charges” in the consolidated statement of operations. Such charges consist of professional and other related services that were expensed as incurred. After the Petition Date, costs related to the Company’s reorganization activities were also expensed as incurred and have been classified as “Chapter 11 reorganization expenses” in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company’s financial restructuring efforts, including bank financing fees, have been approximately $50.8 million.

As a result of the Company’s financial condition, certain suppliers have continued to request alternative payment provisions. However, such alternative payment provisions have not currently had a significant negative impact on the Company’s liquidity.

The Company’s 2003 Restructuring is discussed in Note 6. “Business Restructuring and Impairment.”

Investing and Financing Activities

Capital expenditures during the first nine months of 2003 totaled $25.3 million, an increase of $19.4 million from capital spending of $5.9 million during the same period in fiscal 2002. During the fourth quarter of 2002, the Company entered into an agreement with Reifenhauser & Co. GmbH for the purchase and installation of a Reicofil 3.1 SSXS nonwovens production line (“Line 5”) at its San Luis Potosi, Mexico manufacturing site. The total commitment for Line 5 approximates $29.0 million. Approximately $19.9 million has been funded toward Line 5, including building expansion, through the nine months ended September 27, 2003. The remaining portion of the total commitment for construction of Line 5 is expected to be funded during the balance of fiscal 2003 and fiscal 2004.

A complete description of the Company’s emergence from Chapter 11 is described in Note 4. “Recapitalization.”

The Company’s Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. As of September 27, 2003, the Company had availability of $50.0 million under the revolving portion of the Restructured Credit Facility. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily-unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company’s ratio of senior consolidated indebtedness to consolidated

EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The total of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee is capped at 12.00%. On September 27, 2003, the Company was in compliance with the covenants contained in the Restructured Credit Facility. Refer to Note 7. “Debt” for a more complete discussion of the Company’s debt.

Refer to Note 14. “Certain Matters” for a complete description of the MSA between Galey and the Company. In addition, refer to Note 17. “Other Developments” for a discussion of the settlement agreement between the Company and its former Chief Executive Officer.

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

Business Combinations, Goodwill and Other Intangible Assets:   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 supersedes Accounting Principles Bulletin No. 17, “Intangible Assets.”  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company recognized a non-cash charge of $96.7 million, of which approximately $12.8 million was recognized as a cumulative effect of a change in accounting principle, for the write-down of goodwill and other intangibles in accordance with SFAS No. 142 during fiscal 2002.

Impairment of Long-Lived Assets:   In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). It also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The company recognized a non-cash charge of $234.0 million for the write-down of property, plant and equipment in accordance with SFAS No. 144 during fiscal 2002.

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

Euro Conversion

On January 1, 1999, member countries of the European Monetary Union began a three-year transition from their national currencies to a new common currency, the “euro”. Permanent rates of exchange between members’ national currency and the euro have been established and monetary, capital, foreign exchange, and interbank markets have been converted to the euro. Euro currency has been issued and, effective July 2002, the respective national currencies were withdrawn. The Company has operations in three of the participating countries and has successfully transitioned to using both the euro and local currencies for commercial transactions. Costs of the euro conversion have not had a material impact on the results of operations or the financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency rates or weak economic conditions in the foreign markets in which the Company maintains a manufacturing or distribution presence. If foreign currency-denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. For example, during 2002 certain currencies of countries in which the Company conducts foreign currency denominated business weakened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Company’s Annual Report on Form 10-K for 2002 for additional discussion of the foreign currency impact on the Company’s results of operations.

For the three months and nine months ended September 27, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s sales are denominated would have decreased operating income, before special items, by approximately $0.5 million and $1.7 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene and polyester fiber, polyethylene and polypropylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. In the first half of 2003, several suppliers of key raw materials, including polypropylene and polyethylene, announced price increases to take effect beginning as early as February 2003. In the third quarter of 2003, certain raw material prices decreased slightly. To the extent the Company is not able to pass along all, or a portion of, such higher prices of raw materials, the Company’s cost of goods sold would increase and its EBITDA would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million on an annualized basis in its reported EBITDA. There can be no assurance that the prices of polypropylene and polyethylene will not continue to increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a Schedule 14C on July 11, 2003 to reflect the action taken by the Company’s stockholders to amend the restated Certificate of Incorporation.

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

Polymer Group, Inc.

	By:	/s/ James L. Schaeffer
James L. Schaeffer Chief Executive Officer and Acting Principal Financial Officer
November 12, 2003

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Rule 13a—14(a) Certification of Chief Executive Officer
31.2	Rule 13a—14(a) Certification of Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Amended and Restated Certificate of Incorporation of Polymer Group, Inc.