Form 10-K
period 2004-01-03
POLYMER GROUP INC
filed 2004-03-31
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4055 Faber Place, Suite 201 North Charleston, South Carolina (Address of principal executive offices)	29405 (Zip Code)

Registrant's telephone number, including area code: (843) 329-5151

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Class A Common Stock
Class B Common Stock

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The aggregate market value of the Company's voting stock held by non-affiliates as of June 28, 2003 was approximately $19.2 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Officers and greater than 10% beneficial owners of the Registrant's common equity. As of March 16, 2004, there were 8,702,691 shares of Class A common stock, 281,052 shares of Class B common stock and 34,892 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

Portions of the Registrant's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.
FORM 10-K
For the Fiscal Year Ended January 3, 2004
INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

        Readers should consider the following information as they review this Form 10-K:

Fresh Start Accounting

        In connection with the Company's Chapter 11 reorganization, the Company has applied Fresh Start Reporting (as defined herein) to its consolidated balance sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the AICPA (Reference Item 1 in the Business section for additional information regarding the Company's Chapter 11 reorganization). Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On March 5, 2003, the Company emerged from Chapter 11. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company (as defined herein) are not comparable to the Predecessor Company's (as defined herein) financial statements.

Safe Harbor-Forward-Looking Statements

        From time to time, the Company may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate" or other words that convey the uncertainty of future events or outcomes.

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control.

        Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

  •
  general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns;

  •
  substantial debt levels and potential inability to maintain sufficient liquidity to finance the Company's operations and make necessary capital expenditures;

  •
  inability to meet existing debt covenants;

  •
  information and technological advances;

  •
  cost and availability of raw materials, labor and natural and other resources;

  •
  domestic and foreign competition; and

  •
  reliance on major customers and suppliers.

Fiscal Year-End

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which as described in Item 1 to this Annual Report on Form 10-K is comprised of a two month period ended March 1, 2003 (9 weeks) and a ten month period ended January 3, 2004 (44 weeks). Fiscal years 2002 and 2001 ended on December 28, 2002 and December 29, 2001, respectively, and included the results of operations for a fifty-two week period.

PART I

ITEM 1. BUSINESS

        Polymer Group, Inc. (the "Company" or "Polymer Group"), a global manufacturer and marketer of nonwoven and oriented polyolefin products, currently operates in two market segments that include Consumer and Industrial & Specialty. The Company undertook a comprehensive financial and business restructuring beginning in fiscal 2001 that continued into 2002 and 2003. After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and accordingly the Company emerged from Chapter 11 effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February accounting period. The Company adopted "fresh-start accounting" as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. The initial allocation was based on preliminary estimates and has been revised throughout the 2003 fiscal year as more recent information was received (as reflected in the Company's interim financial statements during 2003). The revisions are reflected in the amounts included herein. References to "Predecessor" refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to "Successor" refer to Polymer Group and its subsidiaries from March 2, 2003 through January 3, 2004, after giving effect to the implementation of fresh start reporting.

        The Modified Plan generally resulted in the: (i) restructuring of the Company's bank debt by entering into the Restructured Credit Facility (as defined): (ii) retirement of $587.4 million of the Company's obligations under the senior subordinated notes; (iii) payment in full of virtually all critical business relations claims (as defined in the Modified Plan); and (iv) cancellation of the Company's old common stock and issuance of new common stock and warrants. The Company entered into Amendment No. 1 to the Restructured Credit Facility ("Amendment No. 1"), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility.

General

        The Company is one of the largest producers of spunmelt and spunlace products in the world, and employs the most extensive range of nonwovens technologies that allows it to supply products tailored to customers' needs at competitive prices. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost.

        The Company supplies engineered materials to a number of the largest consumer and industrial product manufacturers in the world. The Company has a global presence with an established customer base in both developed and developing markets. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

        The Company operates twenty manufacturing facilities (including its joint venture-type operations in Argentina and China) located in ten countries. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technology in order to increase capacity, improve quality and develop new high-value fabric structures. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

        The Company has been built through a series of capital expansions and business acquisitions that have broadened the Company's technology base, increased its product lines and expanded its global presence. Moreover, the Company's worldwide resources have enabled it to better meet the needs of existing customers, to serve emerging geographic markets, and to exploit niche market opportunities through customer-driven product development.

        See "Chapter 11 Proceedings" and "Recapitalization" in this Annual Report on Form 10-K for a comprehensive discussion of the Company's financial restructuring undertaken in fiscal years 2002 and 2003.

Industry Overview

        The Company competes primarily in the worldwide nonwovens market, which is approximately a $13.4 billion market with an average annual sales growth rate of 7% expected over each of the next five years, according to certain industry sources. The nonwovens industry began in the 1950s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

        The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens and, therefore, increased demand. The Company believes, based on certain industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 6% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 8.5% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens, while growth in the emerging markets will be volume driven as per capita income rises. According to certain industry sources, worldwide consumption of nonwovens has grown an average of 7% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials.

        Nonwovens are categorized as either disposable (approximately 55% of worldwide industry sales with an average annual growth rate of 7%, according to industry sources) or durable (approximately 45% of worldwide industry sales and an average annual growth rate of 7%, according to industry sources). The Company primarily competes in disposable products. The largest end uses for disposable nonwovens are for applications that include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns, drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding construction sheeting, cable wrap, electrical insulation, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, durable papers and coated and laminated structures for wall coverings and upholstery.

        The Company also competes in the North American market for oriented polyolefin products. Chemical polyolefin products include woven, slit-film fabrics produced by weaving narrow tapes of slit film and are characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands. While the broad uncoated oriented polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include industrial packaging applications such as lumberwrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products.

Business Strategy

        The Company's goals are to grow its core businesses while developing new technologies to capitalize on new product opportunities and expanded geographic markets. The Company strives to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. The Company is committed to continuous improvements throughout its business to increase product value by incorporating new materials and operating capabilities that enhance or maintain performance specifications. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in developing countries. Over the past ten years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28.0 million in 1993 to approximately $433.7 million in 2003.

Products

        The Company develops, manufactures and sells a broad array of nonwovens and oriented polyolefin products. Sales are focused in two product segments that provide opportunities to leverage the Company's advanced technology and substantial capacity. These product segments are Consumer and Industrial & Specialty. See Note 17. "Segment Information" to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Consumer Segment

        The Consumer segment includes products within the hygiene, consumer wiping and medical categories. Sales of products in the Consumer segment represented approximately 55%, 55% and 57%, or $427.7 million, $417.9 million and $463.5 million, of the Company's consolidated net sales for 2003, 2002 and 2001, respectively.

        The Company produces a variety of nonwoven materials for use in diapers, training pants, feminine sanitary protection, adult incontinence, baby wet wipes and consumer wiping products. The Company's broad product offerings provide customers with a full range of specialized components for unique or distinctive products, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In addition, the Company's medical products are used in wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns, drapes for operating rooms, face masks and shoe covers.

        The Company has significant relationships with several large consumer product companies and supplies a full range of products to these customers on a global basis. The Company's marketing and research and development teams work closely with these customers in the development of next generation products. The Company believes that this technical support helps to ensure that the Company's products will continue to be incorporated into such customers' future product designs.

Industrial & Specialty Segment

        The Industrial & Specialty segment includes products such as cable wrap, house wrap, furniture and bedding applications, landscape and agriculture products, protective apparel, automotive, filtration, flexible packaging, and industrial wiping products used in clean room, food service, institutional and janitorial applications. Sales of products in the Industrial & Specialty segment represented approximately 45%, 45% and 43%, or $350.8 million, $337.8 million and $352.0 million, of the Company's consolidated net sales for 2003, 2002 and 2001, respectively.

        The Company's flexible packaging products utilize coated and uncoated oriented polyolefin fabrics that are used as lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, and coated bags for specialty chemicals and mineral fibers. Industrial wiping products include: (i) branded and unbranded, light to heavyweight, cloth wipes, towels and aprons; (ii) medium to heavyweight open weave towels; and (iii) cleaning and sanitizing wipes. Products for the industrial, janitorial and institutional markets include light to heavy-duty towels sold under a variety of trademarks. Specialty wipes consist of products designed to meet customer requirements and specifications.

Marketing and Sales

        The Company sells to customers in the domestic and international marketplace. Approximately 44%, 24%, 14%, 14% and 4% of the Company's 2003 net sales were from manufacturing facilities in the United States, Europe, Latin America, Canada and Asia, respectively. The Procter & Gamble Company, which is the Company's largest customer, accounted for 13%, 12% and 13% of the Company's net sales in 2003, 2002 and 2001, respectively. Johnson & Johnson ("J&J") accounted for 13% of the Company's net sales in 2001 and were less than 10% in 2003 and 2002. Sales to the Company's top 20 customers represented approximately 47%, 47% and 50% of the Company's net sales in 2003, 2002 and 2001, respectively.

        The Company employs direct sales representatives who are active in the Company's new product development efforts and are strategically located in the major geographic regions in which the Company's products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to the Company's products and distributors service the small order size requirements typical of many end users.

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

        Nonwovens.    The Company believes that it has a comprehensive array of nonwoven manufacturing technologies that encompass capabilities spanning the entire spectrum of nonwoven technologies. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry or molten. The dry-laid process utilizes textile fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient from a manufacturing and cost perspective.

        Web consolidation is the process by which the fibers or film are bonded together using mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS (spunbond-meltblown-spunbond), ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS (spunbond-meltblown-meltblown-spunbond) are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

        Special Films and Composite Structures.    The Company has a proprietary continuous process for manufacturing unique reticulated films. These highly engineered films have unique capabilities due to the way precision holes are imparted during the process of forming the film. Since these films can be composed of two or more layers of different polymers, the functionality can be different on one side versus the other. These films are typically customized for each customer and are especially popular in Asia as a component for premium feminine hygiene products. The company also manufactures composites which are combinations of different nonwoven and/or film structures where each structure lends it's properties or attributes to the end product. An example is house wrap. House wrap is the result of mating an especially strong spunbond fabric with a highly engineered film. The resulting fabric is very strong, economical, and has excellent wind barrier properties while allowing humidity to pass through the fabric.

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

        The Company's primary competitors in its consumer product markets are DuPont, BBA, Kimberly—Clark Corporation and First Quality Enterprises, Inc. Generally, cost, distribution, utility, variety and innovation of product offerings, and technical capacity are the principal factors considered in consumer product end uses.

Raw Materials

        The primary raw materials used to manufacture most of the Company's products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. These primary raw materials are available from multiple sources and the Company purchases such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester have fluctuated. The Company has historically been able to pass along at least a portion of raw material price increases to some of its customers, particularly those with contracts containing raw material price escalation clauses, although often with a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company's cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million on an annualized basis in its reported operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that the Company will be able to pass on any increases to its customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 within this Annual Report on Form 10-K and "Raw Material and Commodity Risks" included in Item 7A within this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on the Company's operations in 2003, 2002 and 2001.

        The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company's requirements. However, the loss of certain of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. The Company has not experienced, and does not expect, any significant disruptions in supply as a result of shortages in raw materials.

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

        The Company is also subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

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

Patents and Trademarks

        The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 100 registered trademarks and over 150 patents in the United States. We also have approximately 440 patents under application worldwide. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

Inventory and Backlogs

        Inventories at January 3, 2004 were approximately $96.5 million, a decrease of $19.2 million from inventories at December 28, 2002. The Company had approximately 55 days of inventory on hand at January 3, 2004 versus 66 days of inventory on hand at December 28, 2002, a decrease of approximately 17%. Unfilled orders as of January 3, 2004 and December 28, 2002 amounted to approximately $26.7 million and $44.6 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, the Company does not consider the amount of unfilled orders an appropriate indicator of levels of future sales.

Research and Development

        The Company's investment in research and development approximated $12.4 million, $16.3 million and $17.0 million million during 2003, 2002 and 2001, respectively.

Seasonality

        Use and consumption of the Company's products does not fluctuate significantly due to seasonality.

Employees

        As of January 3, 2004, the Company had approximately 3,366 employees. Of this total, approximately 1,583 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 25% of the Company's labor force is covered by collective bargaining agreements that will expire in 2004. During 2003 there were no known unionizing attempts. The Company believes that it generally has good relationships with both its union and non-union employees.

Business Restructuring

        During the first quarter of 2001, the Company announced that its operating results would be substantially below previous expectations due to a number of factors that were a carry-over from 2000. First, demand for certain high margin products did not return to forecasted levels resulting in certain specialized manufacturing assets remaining underutilized. Second, the commercialization periods for certain APEX® programs were longer than anticipated, and the expected ramp-up of APEX® products failed to materialize in 2001. Third, raw material prices did not decline as anticipated, and soft demand prevented the Company from passing the increased raw material costs along to customers. Fourth, pricing pressure and margin erosion within the spunmelt technologies continued to impact results of operations and the Company experienced order reductions and an unfavorable shift in product mix due to certain customers' adjustments, and demand for certain consumer products failed to accelerate as originally expected. Finally, the Company experienced increased interest and other financing costs as a result of failing to comply with the covenants in the prepetition credit facility (as defined herein).

        The Company anticipated that the confluence of negative economic and business factors would generally subside during the latter half of 2001, particularly in the fourth quarter. However, the anticipated recovery within the Company's business did not develop as planned. Therefore, the Company undertook a comprehensive business restructuring involving manufacturing initiatives and workforce reductions, including voluntary attrition, of approximately 160 employees in the U.S. and approximately 190 employees in Europe. In addition, during mid-2001, the Company undertook a smaller restructuring of its operations in order to reduce costs, predominantly in the U.S. that primarily involved headcount reductions of approximately 90 employees. Accordingly, in total the Company recorded a pre-tax charge of $7.4 million during 2001, predominantly within the Nonwovens Division.

        The Company's restructuring program continued into 2002 and 2003. In 2002, such restructurings included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division and resulted in a pre-tax charge of approximately $1.1 million. In 2003, the Company's restructuring efforts resulted in headcount reductions of approximately 230 employees, primarily within the U.S. and European operations of the Nonwovens Division. The total plant realignment pre-tax charge in 2003 related to the restructuring approximated $6.8 million. Cash outlays in 2003 and 2002 associated with the Company's business restructuring approximated $3.1 million and $6.4 million, respectively.

Chapter 11 Proceedings

        Due to the financial impact of economic and business factors upon the Company's business, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the failure to meet the leverage covenant, as of December 29, 2001 the Company was in default under the Prepetition Credit Facility (as defined herein). Because of this default, the lenders under the Prepetition Credit Facility (the "Senior Secured Lenders") exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

        Because the Company was unable to reduce amounts outstanding under the Prepetition Credit Facility through asset dispositions on acceptable terms, the services of a financial advisor were retained on October 2, 2001 to assist in exploring various restructuring options. From November of 2001 through February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. During this same time period, some of these potential investors conducted due diligence investigations of the Company and its operations.

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

        On March 25, 2002, during the pendency of the Exchange Offer, without any prior notice, a group of creditors (the "Petitioning Creditors") holding approximately $41.3 million of the Company's outstanding Senior Subordinated Notes filed an involuntary bankruptcy petition (the "Involuntary Petition") against the Company in the United States Bankruptcy Court for the District of South Carolina (the "South Carolina Bankruptcy Court"). On April 2, 2002, the Company reached an agreement (the "Dismissal Agreement") with the Petitioning Creditors, which provided for the South Carolina Bankruptcy Court to dismiss the involuntary petition (the "Dismissal Order") subject to a twenty-day period during which parties-in-interest could object to the dismissal. The twenty-day period commenced on April 5, 2002, the day on which notice of the dismissal was published in the national edition of the Wall Street Journal. On April 26, 2002, the South Carolina Bankruptcy Court entered the Dismissal Order.

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

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for a "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment as well as certain other fees.

        To enhance the Debtors' ability to implement a restructuring plan and to emerge from Chapter 11 as efficiently as possible with an improved debt structure, the Debtors (a) obtained the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") to restructure the Prepetition Credit Facility and (b) executed the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization. The Debtors paid a commitment fee to the Supporting Senior Lenders of approximately $4.3 million in consideration of their agreeing to the terms contained in the bank term sheet. The Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Secured Lenders and GOF. With the support of these substantial creditors, the Debtors were seeking to emerge from Chapter 11 in an expeditious manner. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of $587.4 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company prior to the conversion of the preferred stock or new senior notes, each referred to below (which would be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of Senior Subordinated Notes held, $120 in principal of New Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of new Junior Subordinated PIK Notes, with interest at 7.5% payable in kind ("PIK") and 3.5%

payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which would not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which would be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company were purchased and that the new investment generated gross proceeds of $50.0 million in cash and resulted in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $0.5 million for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended, and filed on August 21, 2002. Because the committee of unsecured creditors objected to the Plan, the Plan as then filed was not confirmed and thus the Company filed the Modified Plan as more fully discussed below and in Note 4. "Recapitalization" to the consolidated financial statements included within this Annual Report on Form 10-K.

Recapitalization

Description of Modified Plan

        On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the "Modified Plan"). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the "Chicopee Sale Proceeds") from the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of $587.4 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy ("Critical Vendor Claims") and claims held by non-debtor subsidiaires of the Company ("Intercompany Claims")) (together constituting the "Class 4 Claims") had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the "New Investment") by choosing to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the "New Senior

Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company's existing common stock ("Old Polymer Common Stock") received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

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

        The Modified Plan also provided that, on the Effective Date, in consideration of GOF acting as the standby purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the parties involved in the negotiation of the Modified Plan, New Polymer paid GOF a Standby Purchaser fee of $2.0 million, an arrangement and plan facilitation fee of $2.0 million and a posting fee of $0.5 million.

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

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The total of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee is capped at 12.00%. The effective rate was 12.00% at January 3, 2004. The Restructured Credit Facility defines EBITDA as operating income (loss) plus depreciation, amortization and Mexican statutory employee profit sharing and excludes unusual items, including asset impairment, plant realignment and special charges. There were no outstanding borrowings at January 3, 2004 under the revolving credit agreement. The effective rate was 6.75% at January 3, 2004. Average borrowings under the revolving credit agreement for the period from March 1, 2003 to January 3, 2004 were $1.7 million.

        On April 11, 2003, GOF entered into an agreement with the Company (the "GOF Agreement") pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004 as follows. GOF has agreed to amend the New Senior Subordinated Note (as defined) and the Junior Notes (as defined) it beneficially owns or controls (approximately $38 million aggregate principal amount) to provide that interest that accrues from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company is unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility, the Company is permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also has agreed that, in the event the Company is unable to comply with the leverage covenant under the Restructured Credit Facility, GOF will convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company has undertaken all the actions described above and is unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company's third fiscal quarter of 2003, GOF will purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the "New Investment") in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF's obligation to take any of these steps is conditioned on Amendment No. 1, discussed in the following paragraph, remaining in full force and effect.

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

Chapter 11 Costs and Financial Restructuring Expenses

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "financial restructuring expenses" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities were expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees, through fiscal 2003 are approximately $52.3 million.

ITEM 2.    PROPERTIES

        The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's credit facilities. The Company believes that its facilities are generally well-maintained, in good condition and adequate for its current needs.

Location	Principal Function
North Little Rock, Arkansas	Manufacturing and Warehousing
Rogers, Arkansas	Manufacturing and Warehousing
Gainesville, Georgia(1)	Manufacturing and Warehousing
Kingman, Kansas	Manufacturing, Marketing, Warehousing and Administration
Guntown, Mississippi(1)	Warehousing and Converting
Dayton, New Jersey(1)	Administration and Marketing
Landisville, New Jersey	Manufacturing, Sales, Marketing and Research and Development
Benson, North Carolina	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Raleigh, North Carolina(1)	Administration
Mooresville, North Carolina	Manufacturing and Research and Development
Mooresville, North Carolina(1)	Administration, Sales and Marketing
Mooresville, North Carolina	Administration and Warehousing
Portland (Clackamas), Oregon	Manufacturing
North Charleston, South Carolina(1)	Corporate
Clearfield, Utah(1)	Manufacturing and Warehousing
Waynesboro, Virginia	Manufacturing, Warehousing, Marketing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Mississauga, Ontario(1)	Sales and Marketing
North Bay, Ontario	Manufacturing
North Bay, Ontario(1)	Warehousing
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Bailleul, France(1)	Manufacturing, Marketing, Warehousing and Administration
Neunkirchen, Germany	Manufacturing, Marketing and Warehousing
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Buenos Aires, Argentina(2)	Manufacturing, Marketing, Warehousing and Administration
Guadalajara, Mexico(1)	Sales, Marketing and Warehousing
Cali, Colombia	Manufacturing, Marketing, Warehousing and Administration
Monterrey, Mexico(1)	Sales, Marketing and Warehousing
Mexico City, Mexico(1)	Sales, Marketing and Warehousing
San Luis Potosi, Mexico	Manufacturing, Warehousing and Marketing
Nanhai, China(3)	Manufacturing, Marketing, Warehousing and Administration
Molnlycke, Sweden(1)	Manufacturing

(1)
Leased.

(2)
60% interest in a joint venture-type arrangement (Dominion Nonwovens Sudamerica S.A.) with Sauler Group.

(3)
80% interest in a joint venture-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

        As the nonwovens facilities are generally capable of manufacturing Consumer and Industrial & Specialty products, segment differentiation by location is not deemed meaningful. Capacity utilization during 2003 varied by geographic locations and manufacturing capabilities. However, it can be generally stated that the facilities operated moderately below capacity.

ITEM 3. LEGAL PROCEEDINGS

        On August 18, 2003 an affiliate ("Affiliate") of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney's fees. The Company believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

        On April 23, 2002, the Company filed a demand for arbitration against J&J. The primary issue in the arbitration is the Company's assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. The arbitration is currently pending in the State of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

        Since March 5, 2003, the Company's common stock has been trading on the over-the-counter electronic bulletin board (the "OTCBB") under the symbols "POLGA" and POLGB." Prior to March 5, 2003, all of the Company's common stock was in one class. Pursuant to the Modified Plan, on March 5, 2003, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B common stock trade on the OTCBB. No shares of Class D or Class E common stock are outstanding. The ticker symbols for the Class A and Class B common stock are POLGA and POLGB, respectively. No ticker symbol has been assigned to the Class C common stock. The following table sets forth for fiscal 2003 the high and low market price of the Company's Class A common stock:

	2003
New Common Stock
	High	Low
First Quarter (from March 5, 2003)	$—	$—
Second Quarter	12.00	4.00
Third Quarter	7.05	5.50
Fourth Quarter	8.50	5.00

        The Company officially emerged from Chapter 11 on March 5, 2003 and was not traded for several weeks after emergence. Hence, there is no high and low listing for the first quarter of 2003.

        The Company paid no dividends on its common stock during fiscal years 2003 or 2002. The Restructured Credit Facility prevents payments of dividends on all classes of common stock, except for Class C. Dividends on the Class C common stock are limited to an aggregate amount not exceeding $1.0 million in any fiscal year.

        As of March 16, 2004, there were 3, 332 and 1 holders of record of the Company's Class A, Class B and Class C common stock, respectively.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information of the Company for periods both before and after emerging from Chapter 11 protection on March 5, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on March 1, 2003. Therefore, the consolidated balance sheet and related information as of January 3, 2004 and the results of operations for the ten months ended January 3, 2004 are referred to as "Successor" and reflect the effects of the reorganization and the principles of fresh start accounting. Periods presented prior to March 1, 2003 have been referred to as "Predecessor". See Note 5 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of fresh start adjustments. The statement of operations data for each of the five years ended January 3, 2004 and the balance sheet data as of January 3, 2004, December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000 have been derived from audited consolidated financial statements, except for the balance sheet data, statement of operations data, per share data and operating and other data "as restated," as of and for the year ended December 30, 2000 and the balance sheet data as of March 1, 2003, each of which is unaudited. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements of the Company and related notes thereto included in Item 8 in this Annual Report on Form 10-K.

		Predecessor
	Successor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			December 28, 2002	December 29, 2001	"As Restated" December 30, 2000(b)	January 1, 2000
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$645,629	$132,909	$755,691	$815,566	$862,035	$889,795
Cost of goods sold	531,337	111,075	635,486	676,871	676,812	650,185

Gross profit	114,292	21,834	120,205	138,695	185,223	239,610
Selling, general and administrative expenses	79,471	16,004	101,622	111,474	107,460	119,385
Asset impairment	1,207	—	317,898	181,190	—	—
Plant realignment costs	6,802	4	1,054	7,441	—	—
Financial restructuring expenses	—	—	3,634	1,850	—	—
Other retirement costs	—	—	2,608	—	—	—

Operating income (loss)	26,812	5,826	(306,611)	(163,260)	77,763	120,225
Other (income) expense:
Interest expense, net	49,036	10,665	71,478	99,406	91,805	71,882
Investment loss (gain), net	(3)	(291)	1,806	5,290	—	(2,942)
Minority interests	2,028	441	1,366	(2,694)	604	25
Foreign currency and other	5,808	1,434	14,019	8,102	(55)	(764)
Income taxes (benefit)	2,928	1,692	(3,290)	(25,803)	(5,107)	18,584

Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle	(32,985)	(8,115)	(391,990)	(247,561)	(9,484)	33,440
Chapter 11 reorganization items	—	540,479	(14,873)	—	—	—
Extraordinary item, net of tax	—	—	—	—	741	—
Cumulative effect of change in accounting principle, net of tax	—	—	(12,774)	—	—	—

Net income (loss)	$(32,985)	$532,364	$(419,637)	$(247,561)	$(8,743)	$33,440

Per Share Data:
Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle per common share—basic	$(3.81)	$(0.25)	$(12.25)	$(7.74)	$(0.30)	$1.05
Net income (loss) per common share—basic	$(3.81)	$16.63	$(13.11)	$(7.74)	$(0.27)	$1.05
Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle per common share—diluted	$(3.81)	$(0.25)	$(12.25)	$(7.74)	$(0.30)	$1.04
Net income (loss) per common share—diluted	$(3.81)	$16.63	$(13.11)	$(7.74)	$(0.27)	$1.04
Cash dividends	$—	$—	$—	$0.02	$0.08	$0.02
Operating and other data:
Cash provided by (used in) operating activities	$33,213	$(12,901)	$35,343	$10,496	$51,477	$107,400
Cash provided by (used in) investing activities	(33,909)	8,820	(10,554)	(21,377)	(107,818)	(224,620)
Cash provided by (used in) financing activities	(10,887)	(14,669)	(15,367)	34,417	46,725	106,766
Gross margin (a)	17.7%	16.4%	15.9%	17.0%	21.5%	26.9%
Depreciation and amortization	$42,620	$8,812	$71,556	$83,164	$75,497	$69,264
Capital expenditures	36,675	3,062	15,379	21,440	86,022	189,996
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$21,336	$31,783	$58,147	$46,453	$30,588	$56,295
Working capital (deficit)	119,106	172,501	219,905	(872,336)	192,839	188,905
Total assets	721,310	745,221	811,319	1,232,214	1,510,374	1,466,246
Long-term debt, less current portion	440,992	480,050	478,224	9,802	1,023,966	963,177
Minority interests	14,151	12,123	11,682	9,896	12,591	4,735
Total shareholders' equity (deficit)	59,200	73,390	(465,914)	(48,862)	221,815	242,284

        Notes to Selected Consolidated Financial Data

  (a)
  Gross margin represents gross profit as a percentage of net sales.

  (b)
  The selected financial data for the year ended December 30, 2000 has been restated to correct the accounting related to a Joint Development Agreement between the Company and one of its major suppliers. In the year ended December 30, 2000, the Company entered into a Joint Development Agreement and a Supply Agreement with a major supplier that were accounted for by the Predecessor Company as separate arrangements. Payments received of $6.8 million from the Company's supplier under the Joint Development Agreement in fiscal 2000 were recorded as a reduction of previously incurred start-up costs, which were classified within cost of goods sold in the Predecessor Company's consolidated statement of operations.

    Certain facts have come to the attention of the Successor Company in 2004 that would have altered the accounting for the Joint Development Agreement. Based on the newly discovered facts, the Company's current conclusion is that the Joint Development Agreement and the Supply Agreement should have been viewed as jointly negotiated, concurrent transactions, rather than independent of each other. Accordingly, payments received under the Joint Development Agreement in 2000 should not have been recognized in operating income during the year ended December 30, 2000 but should have been deferred, until the earnings process was complete, to correspond with the accounting employed for the Supply Agreement.

    Therefore, the Successor Company has adjusted the unaudited selected financial data for the year ended December 30, 2000, which appears under the caption "as restated", to reflect the proper accounting for the jointly negotiated, concurrent transactions, by increasing cost of sales by $6.8 million and the benefit for income taxes by $2.4 million, resulting in a net $4.4 million increase in the previously reported net loss of $4.3 million, which is now restated as $8.7 million.

    The impact of accounting for the agreements as jointly negotiated, concurrent transactions rather than as independent of each other was not material to the Company's reported financial results for fiscal years ended December 29, 2001 and December 28, 2002 and, therefore, no adjustments have been made to those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K. In particular, this discussion should be read in conjunction with Note 3. "Chapter 11 Proceedings", Note 4. "Recapitalization", Note 5. "Fresh Start Accounting" and Note 6. "Business Restructuring and Asset Impairment," which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring and fresh start accounting associated with the Company's emergence from Chapter 11 effective March 5, 2003.

        For accounting purposes, the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. Fresh start accounting has been implemented as of March 1, 2003 and, accordingly, at that date, all assets and liabilities were restated to reflect their respective fair value. See Note 5 of the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to the Company on and prior to March 1, 2003 and references to"Successor" refer to the Company on and after March 2, 2003, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of this discussion of results of operations, certain of the data for the ten months ended January 3, 2004 (Successor) have been combined with the two months ended March 1, 2003 (Predecessor) when compared with the fiscal year ended December 28, 2002 (Predecessor).

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items for the combined 2003 periods in comparison to the corresponding 2002 and 2001 periods.

	Successor	Predecessor	Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Combined 2003	Predecessor 2002	Predecessor 2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Material	46.9	46.6	46.9	44.8	43.9
Labor	10.1	10.4	10.1	8.9	8.6
Overhead	25.3	26.6	25.5	30.4	30.5

	82.3	83.6	82.5	84.1	83.0

Gross profit	17.7	16.4	17.5	15.9	17.0
Selling, general and administrative expenses	12.3	12.0	12.3	13.4	13.7
Asset impairment	0.2	—	0.1	42.1	22.2
Plant realignment costs	1.1	—	0.9	0.1	0.9
Financial restructuring expenses	—	—	—	0.5	0.2
Other retirement costs	—	—	—	0.3	—

Operating income (loss)	4.1	4.4	4.2	(40.5)	(20.0)
Other (income) expense:
Interest expense, net	7.6	8.0	7.7	9.5	12.2
Investment (gain) loss, net	—	(0.2)	—	0.2	0.6
Minority interests	0.3	0.3	0.3	0.2	(0.3)
Foreign currency and other	0.9	1.1	0.9	1.8	1.0

	8.8	9.2	8.9	11.7	13.5

Loss before Chapter 11 reorganization items, income tax expense (benefit) and cumulative effect of change in accounting principle	(4.7)	(4.8)	(4.7)	(52.2)	(33.5)
Chapter 11 reorganization items, gain (loss)	—	406.6	69.4	(2.0)	—

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(4.7)	401.8	64.7	(54.2)	(33.5)
Income tax expense (benefit)	0.4	1.3	0.6	(0.4)	(3.2)

Income (loss) before cumulative effect of change in accounting principle	(5.1)	400.5	64.1	(53.8)	(30.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1.7)	—

Net income (loss)	(5.1)%	400.5%	64.1%	(55.5)%	(30.3)%

Comparison of Combined Successor and Predecessor Year Ended January 3, 2004 and Predecessor Year Ended December 28, 2002

        The company reports its financial results in two segments, Consumer and Industrial & Specialty. For additional information regarding segment data, see Note 17 "Segment Information" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following table sets forth components of the Company's net sales and operating income (loss) by market segment and operating division for the ten months ended January 3, 2004, the two months ended March 1, 2003, the combined 2003 period and the corresponding change from 2002 (in millions):

	Successor	Predecessor	Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Combined 2003	Predecessor 2002	Change
Market Segment
Net sales
Consumer	$352.8	$74.9	$427.7	$417.9	$9.8
Industrial & specialty	$292.8	58.0	350.8	337.8	13.0

	$645.6	$132.9	$778.5	$755.7	$22.8

Operating income (loss)
Consumer	$13.0	$3.1	$16.1	$21.8	$(5.7)
Industrial & specialty	21.8	2.7	24.5	(3.2)	27.7

	34.8	5.8	40.6	18.6	22.0
Asset impairment	(1.2)	—	(1.2)	(317.9)	316.7
Plant realignment costs	(6.8)	—	(6.8)	(1.1)	(5.7)
Financial restructuring and other	—	—	—	(6.2)	6.2

	$26.8	$5.8	$32.6	$(306.6)	$339.2

Operating Division
Net sales
Nonwovens	$516.4	$108.4	$624.8	$609.5	$15.3
Oriented Polymers	129.7	24.5	154.2	146.2	8.0
Eliminations	(0.5)	—	(0.5)	—	(0.5)

	$645.6	$132.9	$778.5	$755.7	$22.8

Operating income (loss)
Nonwovens	$27.5	$4.7	$32.2	$13.7	$18.5
Oriented Polymers	8.1	1.4	9.5	6.2	3.3
Unallocated Corporate, net of eliminations	(0.8)	(0.3)	(1.1)	(1.3)	0.2

	34.8	5.8	40.6	18.6	22.0
Asset impairment	(1.2)	—	(1.2)	(317.9)	316.7
Plant realignment costs	(6.8)	—	(6.8)	(1.1)	(5.7)
Financial restructuring and other	—	—	—	(6.2)	6.2

	$26.8	$5.8	$32.6	$(306.6)	$339.2

Net Sales

        Consolidated net sales were $778.5 million in 2003, an increase of $22.8 million or 3.0% over 2002 consolidated net sales of $755.7 million. The combined 2003 fiscal year consisted of 53 weeks, whereas fiscal 2002 consisted of 52 weeks. A reconciliation of the change in net sales between 2003 and 2002 is presented in the following table (in millions):

Net sales—2002	$755.7
Change in sales due to:
Volume	(9.7)
Price/mix	(10.1)
Foreign currency	42.6

Net sales—2003	$778.5

        The increase in net sales during 2003 was due primarily to a strengthening of foreign currencies versus the U. S. dollar offset by volume declines and an unfavorable price/mix of products sold. Excluding the favorable effects of foreign currency translation, economic and business issues continued to impact both the Consumer and Industrial & Specialty market segments during 2003 as the Company's businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company's Chapter 11 process, including, in some instances, lost sales from existing customers. However upon emergence from the Chapter 11 process on March 5, 2003, the Company was successful in stabilizing the business, and the combined June, September and December quarters of 2003 reflected sales growth of 3.0% over the prior year comparable period.

        Within the Company's nonwovens business, lower sales volume in the U.S. hygiene and medical markets and lower sales volume within the European hygiene and wipes markets were partially offset by volume gains in Latin America and Asia. The 2003 sales were negatively impacted by lower selling price/mix versus 2002 which occurred primarily within the U.S. and European consumer markets, driven by general economic conditions and competitive pricing pressures.

        Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during 2003 compared to 2002 resulting in an increase in net sales of $42.6 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A to this Annual Report on Form 10-K.

        Consumer net sales were $427.7 million in 2003 compared to $417.9 million in 2002, an increase of $9.8 million or 2.3%. This segment's sales were positively impacted by foreign currencies, predominantly in Europe, where the Euro was stronger against the U.S. dollar during 2003 compared to 2002. Increased volumes in Latin America and Asia were offset by declines in the U.S. and Europe.

        Industrial & Specialty net sales were $350.8 million in 2003 compared to $337.8 million in 2002, an increase of $13.0 million or 3.8%. Higher sales to the automotive industry, coupled with the strengthening in 2003 of the Euro and the Canadian dollar compared to the U.S. dollar, accounted for most of the increase in sales.

Operating Income (Loss)

        A reconciliation of the change in operating income between 2003 and 2002 is presented in the following table (in millions):

Operating loss—2002	$(306.6)
Change in operating income (loss) due to:
Asset impairment, plant realignment and other	317.2
Volume	(0.8)
Cost savings and other initiatives related to plant realignment and business restructuring	20.6
Lower depreciation and amortization expense	15.9
Price/mix	(10.1)
Raw materials	(16.2)
Foreign currency	2.8
All other	9.8

Operating income—2003	$32.6

        Consolidated operating income was $32.6 million in 2003 as compared to a loss of $(306.6) million in 2002. The 2002 and 2003 operating income was negatively impacted by charges of $325.2 million and $8.0 million, respectively, for asset impairment, plant realignment and other restructuring costs. Other items contributing to the improvement of operating income in 2003 were cost savings and other initiatives resulting from plant realignment and business restructuring of $20.6 million, lower depreciation and amortization of approximately $15.9 million, primarily resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and fresh start accounting. Offsetting these favorable impacts were higher raw material costs of $16.2 million, predominantly in the U.S. Consumer, Canadian Industrial, Latin American and Asian businesses, and lower selling price/mix of $10.1 million driven primarily by general economic weakness and competitive pricing pressures in the marketplace.

        As part of the Company's restructuring plan initiated upon emergence from Chapter 11, the Company undertook a broader business restructuring aimed at reducing operating costs at both the manufacturing plant and corporate levels, improved manufacturing productivity and component cost savings through implementation of a global purchasing initiative and business and asset rationalization. Manufacturing and operating cost savings were realized within each business segment in 2003 as a result of such restructuring initiatives.

        Partially as a result of its cost reduction initiatives, the Company reduced its selling, general and administrative expenses to $95.5 million in the 2003 fiscal year from $101.6 million in fiscal 2002. This $6.1 million reduction (comprised of a $10.1 million cost savings offset by a $4.0 million unfavorable currency impact) in such expenses represented a 6.0% year-over-year improvement.

Asset Impairment, Plant Realignment and Other Charges

        As further discussed in Note 6 "Business Restructuring and Asset Impairment" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company continued its restructuring and realignment efforts in 2003. These involved manufacturing initiatives and workforce reductions, of approximately 164 employees in the U.S. and Europe. As a result of the restructuring and realignment, the Company recorded pre-tax charges of $8.0 million during 2003. The charges consisted of personnel, facility closing costs and asset impairment. During fiscal 2002, the Company recorded a charge of $317.9 million for writedown of production assets and buildings ($234.0 million) and goodwill and other intangibles ($83.9 million). Additionally, during fiscal 2002 the Company reduced its headcount by approximately 54 employees recognizing a charge to operating results of $1.1 million.

Also, as part of the Company's financial restructuring, the Company recorded other charges in fiscal 2002 of $6.2 million.

Interest Expense and Other

        Net interest expense decreased $11.8 million, from $71.5 million in 2002 to $59.7 million in 2003, which included $3.7 million of accrued interest on the Junior Notes that was a payment in kind in lieu of a cash payment. The decrease in interest expense is due to significantly lower debt levels in 2003 compared to 2002, although it should be noted that the Company discontinued accruing interest on the Senior Subordinated Notes as of the Petition Date (May 11, 2002) in accordance with SOP 90-7. The lower debt balances were partially offset by higher interest rates in 2003 as interest expense under the Company's Restructured Credit Facility accrued at 12.0% during 2003.

Reorganization Items

        As further described in Note 4 "Recapitalization" and Note 5 "Fresh Start Accounting" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company recognized a net gain of $540.5 million in reorganization items upon its emergence from Chapter 11. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

Income Tax Expense (Benefit)

        The Company recorded a net income tax expense of $4.6 million in 2003 primarily related to taxable income generated by foreign operations. The effective rate in 2003 differed from the statutory rate primarily as a result of the exclusion from taxable income of the gain from the cancellation of indebtedness. Additionally, no income tax benefits were attributed to the 2003 losses sustained in the U.S. as such losses could not be carried back to prior periods and, as a result of the reorganization, all U.S. loss carryforwards expired as of January 4, 2004. During 2002, the Company recorded an income tax benefit of $3.3 million, representing an effective tax benefit rate of 0.8%.

Net Income (Loss)

        As a result of the above, the Company recognized net income of $499.4 million in fiscal 2003 compared to a net loss of $419.6 million in 2002.

Comparison of Predecessor Years Ended December 28, 2002 and December 29, 2001

        The following table sets forth components of the Company's net sales and operating income (loss) by market segment and operating division for 2002 and the corresponding decrease from 2001 (in millions):

	Fiscal Year
	2002	2001	Change
Market Segment
Net sales
Consumer	$417.9	$463.6	$(45.7)
Industrial & specialty	337.8	352.0	(14.2)

	$755.7	$815.6	$(59.9)

Operating income (loss)
Consumer	$21.8	$29.1	$(7.3)
Industrial & specialty	(3.2)	(1.9)	(1.3)

	18.6	27.2	(8.6)

Asset impairment	(317.9)	(181.2)	(136.7)
Plant realignment costs	(1.1)	(7.4)	6.3
Financial restructuring and other	(6.2)	(1.9)	(4.3)

	$(306.6)	$(163.3)	$(143.3)

Operating Division
Net sales
Nonwovens	$609.5	$666.4	$(56.9)
Oriented Polymers	146.2	149.9	(3.7)
Eliminations	—	(0.7)	0.7

	$755.7	$815.6	$(59.9)

Operating income (loss)
Nonwovens	$13.7	$19.2	$(5.5)
Oriented Polymers	6.2	9.4	(3.2)
Unallocated Corporate	(1.3)	(0.3)	(1.0)
Eliminations	—	(1.1)	1.1

	18.6	27.2	(8.6)
Asset impairment	(317.9)	(181.2)	(136.7)
Plant realignment costs	(1.1)	(7.4)	6.3
Financial restructuring and other	(6.2)	(1.9)	(4.3)

	$(306.6)	$(163.3)	$(143.3)

Net Sales

        A reconciliation of the change in net sales between 2002 and 2001 is presented in the following table (in millions):

Net sales—2001	$815.6
Change in sales due to:
Volume	(40.3)
Price/mix	(5.0)
Foreign currency	(14.6)

Net sales—2002	$755.7

        Consolidated net sales were $755.7 million for 2002, a decrease of $(59.9) million or (7.3)% over 2001 net sales of $815.6 million. The decrease in net sales was due primarily to lower sales volume and unfavorable foreign currencies versus the U.S. dollar. Sales volume decreased by $40.3 million and foreign currency had a negative impact on net sales of $14.6 million. On a consolidated basis, price/mix was approximately $5.0 million lower in 2002 versus 2001.

        Economic and business issues negatively impacted both the Consumer and Industrial & Specialty segments during 2002 as the Company's world-wide business continued to be unfavorably impacted by the financial restructuring efforts of the Chapter 11 process, including lost sales from existing customers. In addition, certain factors that contributed to lower than anticipated net sales in fiscal 2001 continued to negatively affect net sales in 2002. Within the Company's nonwovens business, lower sales volume, predominantly in the U.S. hygiene, industrial and medical markets and lower sales volume within the European hygiene markets, offset volume gains in Latin America. Higher selling prices of $16.2 million were achieved in Argentina, but were offset by lower pricing in the U.S., Europe and Mexico/Colombia of approximately $21.2 million. Additionally, Industrial & Specialty segment sales volume was lower year over year within the Oriented Polymers Canadian businesses.

        Foreign currencies, predominantly in Argentina, were weaker against the U.S. dollar during 2002 compared to 2001. Further discussion of the effect of foreign currencies on the Company's results of operations is contained in "Foreign Currency Exchange Rate Risk" included in Item 7A of this Annual Report on Form 10-K.

Operating Income (Loss)

        A reconciliation of the change in operating income between 2002 and 2001 is presented in the following table (in thousands):

Operating loss—2001	$(163.3)
Change in operating income (loss) due to:
Asset impairment, plant realignment and other charges	(134.7)
Volume	(17.5)
Cost savings and other initiatives related to plant realignment and business restructuring	30.6
Lower depreciation and amortization expense	13.9
Price/mix	(5.0)
Raw materials	(11.1)
Foreign currency	(5.2)
Higher administrative costs associated with historic Dominion entities	(1.1)
All other	(13.2)

Operating loss—2002	$(306.6)

        Consolidated operating loss was $(306.6) million in 2002. Excluding unusual items, which consist of asset impairment, plant realignment and other charges, consolidated operating income was approximately $18.6 million in 2002, a decrease of $(8.6) million or (31.7)%, over operating income before unusual items of $27.2 million in 2001. The decrease in operating income before unusual items was due to volume declines of $17.5 million predominantly within the nonwovens U.S. hygiene, industrial and medical markets and European hygiene markets, weaker foreign currencies versus the U.S. dollar of $5.2 million, higher raw material costs of $11.1 million, lower price/mix of $5.0 million and all other, including higher manufacturing cost of $13.2 million offset by cost savings and other initiatives related to plant realignment and business restructuring of $30.6 million and lower depreciation and amortization charges of $13.9 million. In addition, administrative costs associated with historic Dominion entities were approximately $1.1 million higher in 2002 as compared to 2001. Such costs are quantified as a component in the Industrial & Specialty segment.

        Geographically, selling prices increased $16.2 million in the Company's Argentina business, but were offset by lower pricing in the U.S., Europe and Mexico/Colombia of approximately $21.2 million. Raw material costs increased approximately $7.8 million in Argentina which somewhat offset the favorable pricing achieved year over year within this geographic region.

        As discussed in Note 3. "Chapter 11 Proceedings" and Note 6. "Business Restructuring and Asset Impairment" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company undertook a comprehensive financial and business restructuring of its operations in the latter part of fiscal 2001 in response to a confluence of negative economic and business factors. The restructuring has continued on a smaller scale through 2002. Accordingly, the cash component of the restructuring during 2002 has included workforce reductions and plant realignment predominantly in certain of the Oriented Polymers U.S. Industrial & Specialty business. Manufacturing and operating cost savings were realized within each business segment in 2002 as a result of the restructuring initiatives. However, volume declines and higher operating cost predominantly in the U.S. and weak foreign currency translation rates versus the U.S. dollar in Argentina, offset the cost savings achieved in 2002 within the nonwovens Consumer and Industrial & Specialty segments. Additionally, the Oriented Polymers business within the Industrial & Specialty segment produced lower operating earnings in 2002 versus prior year due predominantly to lower sales volume and higher raw material and manufacturing costs. The restructuring program previously discussed also entailed the write down of long-lived assets, thus, depreciation and amortization expenses were lower in 2002 versus 2001 due to a lower depreciable fixed asset base in the U.S. and Europe and to the adoption of SFAS No. 142 which requires that goodwill and intangibles with indefinite lives no longer be systematically amortized, but tested for impairment on at least an annual basis.

Asset Impairment, Plant Realignment and Other Charges

        Based on further reviews of the Company's long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a charge in 2002 of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million) related predominantly to production assets within the U.S. and European nonwovens business in accordance with SFAS No. 142 and SFAS No. 144. Approximately $1.1 million in charges were recognized in 2002 related to the continuation of the plant realignment and business restructuring program. The total charge consisted primarily of personnel costs within the Company's Oriented Polymers business. During 2002, the Company recorded charges of $2.6 million related to pension and post-retirement benefit costs pursuant to Galey & Lord's contemplated rejection of the Master Separation Agreement entered into in connection with the acquisition of Dominion Textile ("MSA"). Such costs consist of retiree benefits associated with certain Canadian benefit plans of Dominion that were previously shared with Galey. The Company classified these costs under the caption

"Other retirement costs" in the consolidated statement of operations for 2002 included in Item 8 of this Annual Report on Form 10-K.

        The restructuring related charges have not been allocated to the Company's reportable business segments, for reporting purposes, because the Company's management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Interest Expense and Other

        As of the Petition Date and in accordance with SOP 90-7, the Company discontinued accruing interest on the Senior Subordinated Notes and, as a result, interest expense decreased $27.9 million from $99.4 million in 2001 to $71.5 million in 2002. Interest on the Prepetition Credit Facility and other debt increased slightly due to debt remaining level quarter over quarter. The Company's effective borrowing rates during 2001 decreased; however, on April 11, 2001 and August 15, 2001, the Company's interest rate on its outstanding borrowings under the Prepetition Credit Facility increased by 50 basis points at each date. Also, the Company's effective borrowing rate for 2002 increased by an additional 200 basis points as a result of the default under the Prepetition Credit Facility.

        During 2002 the Company recognized investment losses of $1.8 million resulting predominantly from an unrealized, non-cash valuation loss on short term investments in accordance with Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Such losses were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. The Company monetized its short-term investment portfolio in connection with the Modified Plan during the first quarter of 2003. Foreign currency and other losses increased $5.9 million, from $8.1 million in 2001 to $14.0 million in 2002 due primarily to the write-down of the Company's investment in the Saudi Line, as discussed more fully in Note 18. "Foreign Currency and Other" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The Company had minority interest income of $2.7 million in 2001 and minority interest expense of $1.4 million in 2002, a change of $4.1 million.

Chapter 11 Reorganization Expenses and Other Charges

        The Company incurred Chapter 11 reorganization expenses, including other charges, of $18.5 million during 2002. Such costs, consisting of professional and other related services and compensation costs related the Company's key employee retention program pursuant to Chapter 11, are expensed as incurred and are directly related to the Company's Chapter 11 reorganization efforts in accordance with SOP 90-7. Prior to the Petition Date, debt restructuring costs were expensed as incurred and classified as "Financial restructuring expenses" in the consolidated statement of operations included in Item 8 of this Annual Report on Form 10-K.

Income Tax Expense (Benefit)

        The Company recorded an income tax benefit of $3.3 million in 2002, representing an effective tax benefit rate of 0.8%. The effective benefit rate differed from the statutory benefit rate as a result of an increase in the Company's valuation allowance between 2002 and 2001, recorded primarily to provide reserves for net operating losses substantially generated during 2002 and to the non-deductible impairment charges recorded in fiscal 2002. During 2001, the Company recorded an income tax benefit of $25.8 million, representing an effective benefit rate of approximately 9.4%. The effective benefit rate differed from the statutory rate during 2001 due primarily to non-deductible charges, predominantly goodwill and to an increase in the Company's tax valuation allowance.

        Implementation of the Modified Plan resulted in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI was excluded from taxable income. However, the Company was required to reduce certain of its tax attributes, including net operating loss carryforwards ("NOLs"), by an amount not to exceed the CODI it realized. In general, tax attributes were reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) general business credits and capital loss carryforwards; (iii) tax basis in assets; and (iv) foreign tax credits. The Company's U.S. net operating loss carryforward was entirely eliminated at the end of fiscal 2003 as a result of the reorganization under the Modified Plan.

Cumulative Effect of Change in Accounting Principle, Net of Tax

        The Company recognized a cumulative effect of a change in accounting principle related to goodwill of approximately $12.8 million during fiscal 2002 pursuant to SFAS No. 142.

Net Loss

        Net loss increased $172.0 million from a loss of $(247.6) million, or $(7.74) per diluted share, in 2001 to a loss of $(419.6) million, or $(13.11) per diluted share, in 2002 as a result of the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity for operations and expansions are funds generated internally and borrowings under the Company's Restructured Credit Facility which provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. At January 3, 2004, the Company is in compliance with all such covenants. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow. As of January 3, 2004, the Company had no outstanding borrowings under the revolving credit agreement.

	Successor	Predecessor
	January 3, 2004	December 28, 2002
	(In Millions)
Balance sheet data:
Cash and cash equivalents and short-term investments	$21.3	$58.1
Working capital, excluding liabilities subject to compromise	119.1	219.9
Working capital, excluding current portion of long-term debt and liabilities subject to compromise	153.1	244.5
Total assets	721.3	811.3
Total debt	483.4	1,092.4
Total shareholders' equity (deficit)	59.2	(465.9)
	Fiscal Year Ended
	Combined January 3, 2004	Predecessor December 28, 2002
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$20.3	$35.3
Net cash used in investing activities	(25.1)	(10.6)
Net cash used in financing activities	(25.6)	(15.4)

Operating Activities

        Net cash provided by operating activities was $20.3 million during 2003, an approximate $15.0 million decrease from the $35.3 million provided by operating activities during 2002. The Company's cash generation from operations in 2003 was adversely affected by the payments of pre-petition liabilities pursuant to the Plan and other reorganization expenses. During both 2003 and 2002, the Company has focused on efficient management of working capital to generate cash.

        The Company had working capital, excluding liabilities subject to compromise, of approximately $119.1 million at January 3, 2004 compared with $219.9 million at December 28, 2002. Excluding the current portion of long-term debt, working capital was $153.1 at January 3, 2004, compared to $244.5 million at December 28, 2002. Accounts receivable on January 3, 2004 was $121.1 million as compared to $117.4 million on December 28, 2002, an increase of $3.7 million. Accounts receivable represented approximately 57 days of sales outstanding at January 3, 2004, which was the same as at the end of fiscal 2002. Inventories at January 3, 2004 were approximately $96.5 million, a decrease of $19.2 million from inventories at December 28, 2002 of $115.7 million. The Company had approximately 55 days of inventory on hand at January 3, 2004 versus 66 days of inventory on hand at December 28, 2002. Accounts payable at January 3, 2004 was $57.1 million as compared to $46.1 million on December 28, 2002, an increase of $11.0 million. Accounts payable represented 32 days of payables outstanding at January 3, 2004, compared to 26 days of payables outstanding on December 28, 2002.

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "financial restructuring expenses" in the consolidated statement of operations. Such charges consist of professional and other related services that have been expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities are also expensed as incurred and have been classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7.

        The Company's 2003 Restructuring is discussed in Note 6. "Business Restructuring and Asset Impairment" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Investing and Financing Activities

        Cash used for investing activities amounted to $25.1 million and $10.6 million in 2003 and 2002 respectively. Capital expenditures during 2003 totaled $39.7 million, an increase of $24.3 million from capital spending of $15.4 million in 2002. Of the total capital expenditures during 2003, a significant portion of the expenditure was related to the installation of a state-of-the-art nonwovens production line at the San Luis Potosi, Mexico manufacturing site. The new line became operational in the first quarter of fiscal 2004. The Company partially offset these capital expenditures in 2003 and 2002 with proceeds of $14.6 million and $4.8 million respectively, from the sale of marketable securities and other assets.

        Cash used in financing activities amounted to $25.6 million and $15.4 million in 2003 and 2002 respectively. In 2003 the Company used $13.7 million of cash to pay down its debt prior to its emergence from Chapter 11. Additionally, the Company repaid, on a net basis, another $10.1 million of debt in the ten months ended January 3, 2004. The Company, on a net basis, repaid $7.6 million of its debt in fiscal 2002. Additionally during 2003 and 2002 the Company paid loan acquisition and other financing costs of $1.8 million and $7.7 million, respectively.

Dividends

        The Board of Directors has not declared a quarterly dividend since the first quarter in 2001. The Restructured Credit Facility prevents payments of dividends on all classes of common stock of the Company, except for Class C. Dividends on the Class C common stock are limited to an aggregate amount not exceeding $1.0 million in any fiscal year. The Company does not anticipate paying dividends on its common stock in future periods.

Off-Balance Sheet Arrangements

        As of January 3, 2004, the Company has no off-balance sheet arrangements.

Contractual Obligations

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.7 million, $5.9 million and $4.5 million in 2003, 2002 and 2001, respectively. Rental income approximated $0.5 million, $1.9 million and $2.4 million in 2003, 2002 and 2001, respectively. As discussed in Note 7. "Property, Plant and Equipment" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space within the Nonwovens Division. As a result of the South Brunswick facility sale, the Company's rental income in 2003 and future periods will be substantially less than that recognized in prior years.

        A schedule of the required payments under existing debt agreements and the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of January 3, 2004, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations
	Total	2004	2005	2006	2007
Debt, including short-term borrowings	$483.4	$42.5	$30.4	$356.8	$53.7
Operating leases
Third party/nonaffiliate lease expense	$6.0	$3.4	$1.4	$0.9	$0.3
Less: sub-lease income	(0.6)	(0.5)	(0.1)	—	—

	$5.4	$2.9	$1.3	$0.9	$0.3

        At January 3, 2004, the Company had commitments of approximately $40.4 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2004. In addition, the Company had outstanding letters of credit, including the Nanhai letter of credit, at January 3, 2004 of approximately $11.1 million.

Liquidity Summary

        Subsequent to emergence from Chapter 11, the Company has implemented cost savings initiatives that are expected to further benefit profitability in fiscal year 2004. Additionally, the Company installed new capacity in Mexico that is expected to contribute approximately 20 percent higher sales from our Latin American operations, which incremental sales are expected to significantly improve profit margins for that region. Based on the levels of cash flows generated in 2003, current estimates of operating results for 2004 and the successful execution of the above initiatives, the Company anticipates remaining in compliance with its debt covenant requirements throughout the 2004 fiscal year.

        Based on the ability to generate working capital through its operations and cash available under its Revolving Credit Agreement, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Additionally, based on its improving financial performance since its reorganization, the Company believes it has opportunities to refinance its debt on more favorable terms in 2004.

Effect of Inflation

        Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company's financial position and results of operations has been minimal during 2003, 2002 and 2001.

New Accounting Standards

        See Note 2. "Accounting Policies and Financial Statement Information" to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K for a complete discussion of recently issued standards and their anticipated effect on the Company's results of operations.

Critical Accounting Policies And Other Matters

        The Company's analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to fresh start accounting, sales returns and allowances and credit risks, inventories, income taxes, impairment of long-lived assets, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Fresh Start Accounting:    In connection with the Company's Chapter 11 reorganization, the Company has applied Fresh Start Accounting (as defined herein) to its consolidated balance sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the AICPA. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Accounting is applied. On March 5, 2003, the Company emerged from bankruptcy. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

        The reorganization value of the Company's new common equity at March 1, 2003 of approximately $73.4 million was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to Fresh Start Accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

        Revenue Recognition:    Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. Management does not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

        Accounts Receivable and Concentration of Credit Risks:    Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At January 3, 2004, a reserve of $13.6 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

        Inventory Reserves:    The Company maintains reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross margins. Management believes based on its prior experience of managing and evaluating the recoverability of its slow moving or obsolete inventory that such established reserves are materially adequate.

        Impairment of Long-Lived Assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no writedown.

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company's cash flows.

        Benefit Plans:    The Company has pension and post retirement costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension costs and obligations.

        Income Taxes:    The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carry forwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company's consolidated financial statements.

Environmental

        The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with environmental requirements and does not currently anticipate any material adverse effect on its operations, financial position or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risks for changes in foreign currency exchange rates and has exposure to commodity price risks, including prices of primary raw materials. As substantially all of the Company's debt is based on a specified base rate plus a specified margin and is capped at 12.0%, the Company's exposure to interest rate inflation is limited. The Company does not hold or issue any financial instruments for trading or speculative purposes.

Long-Term Debt and Interest Rate Market Risk

Fixed Rate Debt

        Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's debt, which is substantially fixed-rate or has a cap on the interest rate, at January 3, 2004 was approximately $483.4 million, which approximated its carrying value. Fair market values were determined from quoted market prices or based on estimates made by investment bankers. Hypothetically, a 1% change in the interest rate affecting all of the Company's financial instruments would change interest expense by approximately $4.8 million. Changes in the fair value of the debt generally will not affect the Company unless the Company repurchases its debt in the market.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company's financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. Such currency fluctuations have much less affect on local operating results, however, because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2003 certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales increased from 43.9% in 2001 to 44.8% in 2002 to 46.9% in 2003.

        To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company's cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors	40
Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002	41
Consolidated Statements of Operations for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001	42
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001	43
Consolidated Statements of Cash Flows for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001	44
Notes to Consolidated Financial Statements for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001	45

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of January 3, 2004 (Successor Company) and December 28, 2002 (Predecessor Company), and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for the ten months ended January 3, 2004 (Successor Company), the two months ended March 1, 2003, (Predecessor Company and date of reorganization for accounting purposes) and the fiscal years ended December 28, 2002 and December 29, 2001 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for the ten months ended January 3, 2004, the two months ended March 1, 2003, (date of reorganization for accounting purposes) and the fiscal years ended December 28, 2002 and December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As more fully described in Note 2 to the consolidated financial statements, effective March 5, 2003, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Court pursuant to a Modified Reorganization Plan that was confirmed by the Bankruptcy Court on January 16, 2003. In accordance with AICPA Statement of Position 90-7, the Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at March 1, 2003 (the date of reorganization for accounting purposes). As a result, the consolidated financial statements for the period subsequent to March 1, 2003 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

        Additionally, as discussed in Note 2 to the consolidated financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP
Greenville, South Carolina February 23, 2004

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	Successor	Predecessor
	January 3, 2004	December 28, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$21,336	$45,901
Short-term investments	—	12,246
Accounts receivable, net	121,146	117,420
Inventories	96,513	115,696
Deferred income taxes	143	7,063
Other current assets	20,554	38,173

Total current assets	259,692	336,499
Property, plant and equipment, net	416,508	429,528
Intangibles and loan acquisition costs, net	33,560	33,357
Deferred income taxes	2,335	66
Other assets	9,215	11,869

Total assets	$721,310	$811,319

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y (D E F I C I T)
Liabilities Not Subject to Compromise:
Current liabilities:
Short-term borrowings	$8,454	$534
Accounts payable	57,091	46,068
Accrued liabilities	39,850	42,923
Income taxes payable	1,190	1,886
Deferred income taxes	—	567
Current portion of long-term debt	34,001	24,616

Total current liabilities	140,586	116,594
Long-term debt, less current portion	440,992	478,224
Deferred income taxes	28,711	22,046
Other noncurrent liabilities	37,670	11,581

Total liabilities not subject to compromise	647,959	628,445
Liabilities Subject to Compromise	—	637,106
Minority interests	14,151	11,682
Shareholders' equity (deficit):
Successor preferred stock—0 shares issued and outstanding	—	—
Successor Class A common stock—8,228,425 shares issued and outstanding	82	—
Successor Class B common stock—389,977 shares issued and outstanding	4	—
Successor Class C common stock—34,892 shares issued and outstanding	—	—
Successor Class D common stock—0 shares issued and outstanding	—	—
Successor Class E common stock—0 shares issued and outstanding	—	—
Predecessor common stock—32,004,200 shares issued and outstanding at December 28, 2002	—	320
Additional paid-in capital	73,304	243,722
Retained earnings (deficit)	(32,985)	(661,572)
Accumulated other comprehensive income (loss)	18,795	(48,384)

Total shareholders' equity (deficit)	59,200	(465,914)

Total liabilities and shareholders' equity (deficit)	$721,310	$811,319

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

		Predecessor
	Successor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			December 28, 2002	December 29, 2001
Net sales	$645,629	$132,909	$755,691	$815,566
Cost of goods sold	531,337	111,075	635,486	676,871

Gross profit	114,292	21,834	120,205	138,695
Selling, general and administrative expenses	79,471	16,004	101,622	111,474
Asset impairment	1,207	—	317,898	181,190
Plant realignment costs	6,802	4	1,054	7,441
Financial restructuring expenses	—	—	3,634	1,850
Other retirement costs	—	—	2,608	—

Operating income (loss)	26,812	5,826	(306,611)	(163,260)
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003 and $110,052 for the period from May 11, 2002 through December 28, 2002)	49,036	10,665	71,478	99,406
Investment (gain) loss, net	(3)	(291)	1,806	5,290
Minority interests	2,028	441	1,366	(2,694)
Foreign currency and other	5,808	1,434	14,019	8,102

	56,869	12,249	88,669	110,104

Loss before reorganization items, income tax expense (benefit) and cumulative effect of change in accounting principle	(30,057)	(6,423)	(395,280)	(273,364)
Reorganization items, (gain) loss:
Gain on cancellation of prepetition indebtedness	—	(619,913)	—	—
Fresh start adjustments	—	47,460	—	—
Chapter 11 reorganization expenses	—	12,579	14,873	—
Other	—	19,395	—	—

	—	(540,479)	14,873	—

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(30,057)	534,056	(410,153)	(273,364)
Income tax expense (benefit)	2,928	1,692	(3,290)	(25,803)

Income (loss) before cumulative effect of change in accounting principle	(32,985)	532,364	(406,863)	(247,561)
Cumulative effect of change in accounting principle, net of tax	—	—	12,774	—

Net income (loss)	$(32,985)	$532,364	$(419,637)	$(247,561)

Net income (loss) per common share—Basic:
Average common shares outstanding	8,650	32,004	32,004	32,004
Income (loss) before cumulative effect of change in accounting principle	$(3.81)	$16.63	$(12.71)	$(7.74)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.40)	—

Net income (loss) per common share	$(3.81)	$16.63	$(13.11)	$(7.74)

Net income (loss) per common share—Diluted:
Average common shares outstanding	8,650	32,004	32,004	32,004
Income (loss) before cumulative effect of change in accounting principle	$(3.81)	$16.63	$(12.71)	$(7.74)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.40)	—

Net income (loss) per common share	$(3.81)	$16.63	$(13.11)	$(7.74)

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
For the Ten Months Ended January 3, 2004, the Two Months Ended March 1, 2003
and the Fiscal Years Ended December 28, 2002 and December 29, 2001
(In Thousands, Except Per Share Data)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Comprehensive Income (Loss)
	Shares	Amount				Total
Predecessor:
Balance December 30, 2000	32,004	$320	$243,722	$6,266	$(24,073)	$226,235
Net loss		—	—	(247,561)	—	(247,561)	$(247,561)
Currency translation adjustments, including income tax adjustments of $7,543		—	—	—	(30,278)	(30,278)	(30,278)
Unrealized holding gain on marketable securities, net of tax benefit of $1,908		—	—	—	3,382	3,382	3,382
Dividends paid ($0.02 per share)		—	—	(640)	—	(640)	—

Balance December 29, 2001	32,004	320	243,722	(241,935)	(50,969)	(48,862)	$(274,457)

Net loss		—	—	(419,637)	—	(419,637)	$(419,637)
Currency translation adjustments, including income tax adjustments of $12,000		—	—	—	9,329	9,329	9,329
Unrealized holding gain on marketable securities		—	—	—	655	655	655
Minimum pension liability, net of tax		—	—	—	(7,399)	(7,399)	(7,399)

Balance—December 28, 2002	32,004	320	243,722	(661,572)	(48,384)	(465,914)	$(417,052)

Net loss, excluding effects of reorganization items		—	—	(8,115)	—	(8,115)	$(8,115)
Currency translation adjustments		—	—	—	6,784	6,784	6,784
Unrealized holding loss on marketable securities		—	—	—	(655)	(655)	(655)
Minimum pension liability		—	—	—	(460)	(460)	(460)
Effect of reorganization items:
Cancellation of Predecessor stock	(32,004)	(320)	(243,722)	—	—	(244,042)	(244,042)
Issuance of Successor stock	8,644	86	73,304			73,390	73,390
Other fresh start adjustments		—	—	669,687	42,715	712,402	712,402

Successor:
Balance—March 1, 2003	8,644	86	73,304	—	—	73,390	$539,304

Net loss		—	—	(32,985)	—	(32,985)	$(32,985)
Issuance of Successor stock	9	—	—	—	—	—	—
Currency translation adjustments		—	—	—	18,795	18,795	18,795

Balance—January 3, 2004	8,653	$86	$73,304	$(32,985)	$18,795	$59,200	$(14,190)

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor	Predecessor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004
		Two Months Ended March 1, 2003	December 28, 2002	December 29, 2001
Operating activities:
Net income (loss)	$(32,985)	$532,364	$(419,637)	$(247,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	12,774	—
Asset impairment	1,207	—	317,898	181,190
(Gain) loss on investments	(3)	(291)	1,806	5,290
Gain on cancellation of prepetition indebtedness	—	(619,913)	—	—
Deferred income taxes	2,928	3,010	(7,259)	(28,429)
Fresh start adjustments	—	47,460	—	—
Write-off of loan acquisition costs	—	10,217	—	—
Depreciation and amortization	42,620	8,812	71,556	83,164
Noncash interest	3,717	—	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,752	(8,195)	8,229	11,097
Inventories	17,703	(887)	257	6,798
Current and other assets	9,749	6,675	4,562	13,908
Accounts payable and accrued liabilities	(17,561)	13,027	28,166	(11,621)
Other, net	3,086	(5,180)	16,991	(3,340)

Net cash provided by (used in) operating activities	33,213	(12,901)	35,343	10,496

Investing activities:
Purchases of property, plant and equipment	(36,675)	(3,062)	(15,379)	(21,440)
Proceeds from sales of marketable securities	—	11,867	4,830	—
Proceeds from sale of assets	2,766	—	—	—
Other, net	—	15	(5)	63

Net cash provided by (used in) investing activities	(33,909)	8,820	(10,554)	(21,377)

Financing activities:
Proceeds from issuance of debt	16,718	535,310	660	80,970
Repayment of debt	(26,773)	(549,031)	(8,291)	(37,583)
Dividends to shareholders	—	—	—	(640)
Loan acquisition costs and other	(832)	(948)	(7,736)	(8,330)

Net cash provided by (used in) financing activities	(10,887)	(14,669)	(15,367)	34,417

Effect of exchange rate changes on cash	1,136	4,632	8,248	(7,581)

Net increase (decrease) in cash and cash equivalents	(10,447)	(14,118)	17,670	15,955
Cash and cash equivalents at beginning of period	31,783	45,901	28,231	12,276

Cash and cash equivalents at end of period	$21,336	$31,783	$45,901	$28,231

See accompanying notes, including Note 2 describing the Predecessor and Successor companies.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation

        Polymer Group, Inc. and its subsidiaries (the Company) is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company's main sources of revenue are the sales of primary and intermediate products to the Consumer and Industrial & Specialty segments.

        The accompanying consolidated financial statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the consolidated balance sheets. All amounts are presented in U.S. dollars, unless otherwise noted. Investments in 20% to 50% owned affiliates where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, the consolidated results of operations include the Company's share of the affiliates' income or loss.

Note 2. Accounting Policies and Financial Statement Information

Basis of Presentation

        The Company instituted a comprehensive financial and business restructuring beginning in fiscal 2001 that has continued into 2002 and 2003. In addition, after extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and, accordingly, the Company emerged from Chapter 11 effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. The Company adopted "fresh-start accounting" as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. References to "Predecessor" refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to "Successor" refer to Polymer Group and its subsidiaries as of and subsequent to March 2, 2003 after giving effect to the implementation of fresh start accounting. Accordingly, in accordance with financial reporting requirements for companies emerging from Chapter 11, financial information for the twelve months ended January 3, 2004 is not presented in the consolidated financial statements since such information would combine the results of the Predecessor and Successor.

        The Modified Plan generally resulted in the: (i) restructuring of the Company's bank debt by entering into the Restructured Credit Facility (as defined): (ii) retirement of $587.4 million of the Company's obligations under the senior subordinated notes; (iii) payment in full of virtually all critical business relations claims (as defined in the Modified Plan); and (iv) cancellation of the Company's old common stock and issuance of new common stock and warrants. The Company entered into Amendment No. 1 to the Restructured Credit Facility ("Amendment No. 1"), effective as of March 29, 2003, to provide the Company with additional flexibility in meeting the financial covenants under terms of the Restructured Credit Facility.

        In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), prior to the Company's emergence from Chapter 11 all liabilities subject to compromise were segregated in the 2002 consolidated balance sheet at the estimated amount of allowable claims. Liabilities Not Subject to Compromise are separately classified in the 2002 consolidated balance sheet as current and non-current. Revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the consolidated statements of operations.

Fiscal Year

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which is comprised of a two month period ended March 1, 2003 (9 weeks) and a ten month period ended January 3, 2004 (44 weeks). Fiscal years 2002 and 2001 ended on December 28, 2002 and December 29, 2001, respectively, and included the results of operations for a fifty-two week period.

Reclassification

        Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with the current year classification.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        An allowance for doubtful accounts is established by the Company based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts. Additionally, sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels.

        The Company maintains reserves for inventories valued using the first in, first out ("FIFO") method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross margins.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no writedown.

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized.

        The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and equivalents, short-term investments, accounts receivable, other assets and accounts payable are reasonable estimates of their fair values. Fair value of the Company's debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at January 3, 2004 and December 28, 2002 was $483.4 million and $609.2 million, respectively.

        The reorganization value of the Company's new common equity of approximately $73.4 million was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to fresh start accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

        The Company has pension and post retirement costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension costs and obligations.

Revenue Recognition

        Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete and includes amounts billed to customers for shipping and handling.

Cash Equivalents

        Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of interest expense in the accompanying statements of operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.7 million, $2.6 million and $2.3 million during 2003, 2002 and 2001, respectively.

Short-Term Investments

        The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. During 2001, the Company recognized investment losses of $5.3 million, resulting from an unrealized, non-cash valuation loss on short term investments deemed to be other than temporary. In addition, during 2002, the Company recognized losses of $2.2 million in accordance with Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Such losses, in each case, were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the balance sheet. Management determines the proper classifications of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the determination of net income. As of December 28, 2002, the Company's marketable securities consisted of equity securities with a market value of approximately $12.2 million, and were designated as available for sale. Such securities were sold in the first quarter of 2003, with the realized gain, including amounts previously reflected in accumulated other comprehensive income (loss), included in the determination of net income (loss).

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $13.6 million and $12.9 million at January 3, 2004 and December 28, 2002, respectively which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. In 2003, 2002 and 2001, The Procter & Gamble Company ("P&G") accounted for 13%, 12% and 13%, respectively, of the Company's sales. In 2001, Johnson & Johnson ("J&J") accounted for 13% of the Company's sales, whereas sales to J&J were less than 10% of consolidated net sales in 2002 and 2003.

Inventories

        Inventories are stated at the lower of cost or market using the FIFO method of accounting and, as of January 3, 2004 and December 28, 2002, consist of the following (in thousands):

	Successor	Predecessor
	2003	2002
Finished goods	$47,288	$56,126
Work in process	16,579	17,515
Raw materials	32,646	42,055

	$96,513	$115,696

Long-Lived Assets

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets and on accelerated methods for tax reporting purposes. The estimated useful lives established for building and improvements range from 18 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 5 to 12 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.8 million, $0.4 million and $1.5 million of interest costs during 2003, 2002 and 2001, respectively.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, amortization of goodwill and indefinite-lived assets is no longer permitted. SFAS No. 142 requires that these assets be reviewed for impairment upon adoption and annually thereafter, unless special circumstances indicate that a more timely review is warranted. Pursuant to its adoption of SFAS No. 142 in fiscal 2002, the Company recognized a cumulative effect of a change in accounting principle, related to goodwill, of approximately $12.8 million during 2002. Accumulated amortization of goodwill was $0.4 million as of December 28, 2002. The effect of not amortizing goodwill on net loss for fiscal 2001 is disclosed in the following table (in thousands, except per share data); the tax effect of such goodwill amortization is not considered significant.

Predecessor
2001
Net loss, as reported	$(247,561)
Add back: Goodwill amortization	6,123

Adjusted net loss	$(241,438)

Earnings Per Share—Basic and Diluted
Net loss, as reported	$(7.74)
Add back: Goodwill amortization	0.20

Adjusted net loss	$(7.54)

Derivatives

        In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, ("SFAS No. 133"), which the Company adopted effective December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also contains disclosure requirements based on the type of hedge and the market risk that is being hedged. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

Income Taxes

        The provision for income taxes and corresponding balance sheet accounts is determined in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is established when the likelihood that some portion of a deferred tax asset will not be realized in the future.

        Implementation of the Modified Plan resulted in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI is excluded from taxable income. However, at January 4, 2004 the Company has reduced certain of its tax attributes by an amount not exceeding the CODI it realized. In general, tax attributes have been reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) general business credits and capital loss carryforwards; (iii) tax basis in assets; and (iv) foreign tax credits.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS No. 123, the Company elected to account for stock-based compensation awards in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value for each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 1.84; risk-free interest rate of 5%; and weighted average expected lives of five years.

        On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. SFAS No. 148 was effective for fiscal year 2003. Had compensation cost been determined based on the fair value-based method, consistent with the provisions of SFAS No. 148, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Successor	Predecessor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Net income (loss):
As reported	$(32,985)	$532,364	$(419,637)	$(247,561)
Pro forma	(32,985)	532,364	(420,839)	(248,251)
Net income (loss) per common share—basic:
As reported	$(3.81)	$16.63	$(13.11)	$(7.74)
Pro forma	(3.81)	16.63	(13.15)	(7.75)
Net income (loss) per common share—diluted:
As reported	$(3.81)	$16.63	$(13.11)	$(7.74)
Pro forma	(3.81)	16.63	(13.15)	(7.75)
Weighted average fair value per option granted	$6.00	$—	$—	$2.00

        The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years. Stock options issued under the 2003 Stock Option Plan begin vesting on January 5, 2004; accordingly, no pro forma compensation expense has been reflected in 2003. All stock options under the stock option plans of the Predecessor were canceled as part of the Company's emergence from Chapter 11.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred approximately $9.9 million, $2.5 million, $16.3 million and $17.0 million of research and development expense during the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years 2002 and 2001, respectively.

Shipping and Handling Costs

        The cost of shipping and handling is charged to expense as incurred and is included in selling, general and administrative expense in the consolidated statement of operations. The Company incurred $16.3 million, $3.4 million, $20.3 million and $22.1 million of shipping and handling costs during the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years 2002 and 2001, respectively.

Foreign Currency Translation

        The Company accounts for and reports translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates. Translation gains and losses are not included in determining net income, but are presented as a separate component of accumulated other comprehensive income (loss). However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in the determination of net income (loss). In addition, foreign currency transaction gains and losses are included in the determination of net income (loss).

        The Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. For a brief period of time between the latter part of December 2001 and the first part of January 2002, trading in the Argentine peso was suspended. Thus, the AICPA International Task Force agreed that Emerging Issues Task Force No. 12, "Foreign Currency Translation—Selection of Exchange Rate When Trading is Temporarily Suspended" ("EITF D-12") applies to the financial statement translation. EITF D-12 notes that in instances where there is a temporary suspension in trading of a foreign currency, the rate in effect when trading is resumed should be utilized. For reporting purposes in 2001, the January 11, 2002 market exchange rate (the floating rate) was used to translate transactions subsequent to December 20, 2001. January 11, 2002 represented the date on which trading in this currency resumed. Foreign currency losses related to the Argentine peso and net of minority interest adjustments were $3.6 million, $3.0 million and $2.7 million in fiscal years 2003, 2002 and 2001, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities, foreign currency translation adjustments and minimum pension liabilities which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive income.

Net Income (Loss) Per Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed using the number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares if the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in the computation of income (loss) per share for fiscal 2003, 2002 and 2001 is presented in the following table (in thousands):

	Successor	Predecessor
			Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Income (loss):
Income (loss) before cumulative effect of change in accounting principle	$(32,985)	$532,364	$(406,863)	$(247,561)
Cumulative effect of change in accounting principle, net of tax	—	—	(12,774)	—

Net income (loss)	$(32,985)	$532,364	$(419,637)	$(247,561)

Outstanding shares:
Weighted average common shares outstanding	8,650	32,004	32,004	32,004
Effect of dilutive securities—stock options	—	—	—	—

Weighted average common shares outstanding—assuming dilution	8,650	32,004	32,004	32,004

        As the Successor reported a net loss for the ten month period ended January 3, 2004, the effect of stock options and other potentially dilutive securities are not considered in the above table as the effects are anti-dilutive.

Other Accounting Standards

        On April 30, 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in 2003. The gain recognized by the Company on the cancellation of indebtedness pursuant to the emergence from bankruptcy has been classified as a reorganization item in the consolidated statements of operations.

        On July 30, 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The Company incurred costs pursuant to SFAS No. 146 during 2003 related to its continued business restructuring efforts. See Note 6. "Business Restructuring and Asset Impairment."

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on how to identify variable interest entities (VIEs) and how an enterprise should assess its interest in a variable interest entity in order to determine whether the entity should be consolidated. This interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 and issued revised interpretations resulting in multiple effective dates based on the nature, as well as the creation date, of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for based on either interpretation. VIEs created after January 1, 2004 must be accounted for under the revised interpretations. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for based on either interpretation. Non-SPEs created prior to February 1, 2003 should be accounted for under the revised interpretation's provisions. This statement has not had, nor is expected to have, a material impact on the Company's financial position or results of operations.

Note 3. Chapter 11 Proceedings

Description of Chapter 11 Proceedings and Financial Restructuring

        Due to the financial impact of economic and business factors upon the Company's business, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the failure to meet the leverage covenant, the Company was in default under the Prepetition Credit Facility (as defined herein) as of December 29, 2001. Because of this default, the lenders under the Prepetition Credit Facility (the "Senior Secured Lenders") exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001.

        Because the Company was unable to reduce amounts outstanding under the prepetition credit facility through asset dispositions on acceptable terms, a financial advisor was retained on October 2, 2001 to assist in exploring various restructuring options. From November of 2001 through February of 2002, the Company conducted extensive negotiations with several potential investors and various other constituents in an effort to establish viable restructuring options. During this same time period, some of these potential investors conducted due diligence investigations of the Company and its operations.

        In evaluating the various restructuring options, the Company decided to maintain negotiations with MatlinPatterson Global Opportunities Partners L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein). The Company determined that GOF afforded the highest probability of a transaction being completed with terms that provided an overall acceptable level of value to the various stakeholders. Members of the Company's senior management, GOF and their respective advisors held discussions concerning the terms of a proposed recapitalization transaction. The discussions focused primarily on the overall level of investment in the Company and the nature of that ownership. As a result of these extensive negotiations, the Company executed a term sheet with GOF on March 15, 2002, setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

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

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Negotiations proceeded, but the Company and Petitioning Creditors did not reach an agreement on a consensual restructuring. Meanwhile, the uncertainty created by the Involuntary Petition caused further deterioration in the Company's businesses. The Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. JPMorgan Chase Bank was the Agent for the DIP Lenders under the DIP Facility. Pursuant to the DIP Facility, the Debtors paid certain fees to the DIP Lenders, including a structuring fee of 0.85% of the Commitment, an underwriting fee of 1.65% of the Commitment and certain other fees.

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

        On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors' obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company prior to the conversion of the preferred stock or new senior notes, each referred to below (which would be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of Senior Subordinated Notes held, $120 in principal of new Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind ("PIK") and 3.5% payable in cash, (iii) no impairment of the Debtors' other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the "New Preferred Stock"), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors' proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which would not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company's common stock, as of the effective date of reorganization (which would be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company were purchased and that the new investment generated gross proceeds of $50.0 million in cash and resulted in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $0.5 million for acting as standby purchaser in connection with the new investment.

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to the Plan of Reorganization, as amended, and filed on August 21, 2002. Because the committee of unsecured creditors objected to the Plan, the Plan was not confirmed and thus the Company filed the Modified Plan as more fully discussed in Note 4. "Recapitalization."

Chapter 11 Costs and Financial Restructuring Expenses

        Prior to the Petition Date, the Company classified expenses related to its financial restructuring efforts as "financial restructuring expenses" in its consolidated results of operations. Such charges consisted of professional and other related services that were expensed as incurred. After the Petition Date, costs related to the Company's reorganization activities were expensed as incurred and classified as "Chapter 11 reorganization expenses" in accordance with SOP 90-7. The cumulative amount of costs and expenses related to the Company's financial restructuring efforts, including bank financing fees, are approximately $52.3 million.

Note 4. Recapitalization

Description of Modified Plan

        On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization (the "Modified Plan"). The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the "Secured Lender Payment") of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the "Chicopee Sale Proceeds") of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of $587.4 million of the Debtors' obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy ("Critical Vendor Claims") and claims held by non-debtor subsidiaries of the Company ("Intercompany Claims") (together constituting the "Class 4 Claims") had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the "New Investment") by choosing to exercise its subscription rights (the "Subscription Rights") thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the "Convertible Notes"), (vii) GOF issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the "Exit Letters of Credit") in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the "New Senior Subordinated Notes") equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company's existing common stock ("Old Polymer Common Stock") received 100% of the Class B Common Stock (which will not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

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

        The Modified Plan also provided that, on the Effective Date, in consideration of GOF acting as the standby purchaser for the New Investment, and in consideration of GOF's role in facilitating a consensual resolution of the disputes among the parties involved in the negotiation of the Modified Plan, New Polymer paid GOF a Standby Purchaser fee of $2.0 million, an arrangement and plan facilitation fee of $2.0 million and a posting fee of $0.5 million.

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

        The Senior Subordinated Note Purchase Agreement contains customary representations and warranties and standard default terms. Additionally, the Senior Subordinated Note Purchase Agreement contains affirmative and negative covenants of the Company with respect to (a) delivery of information, (b) proceeds of asset sales, (c) limitation on restricted payments, (d) corporate existence, (e) limitation on liens, (f) future domestic subsidiary guarantors, (g) designation of unrestricted subsidiaries, and (h) mergers and similar transactions involving the Company or the guarantors. See Note 11 for additional information on the provisions included in the Restructured Credit Facility and Convertible Subordinated Notes.

Note 5. Fresh Start Accounting

        The Company officially emerged from bankruptcy on March 5, 2003, but for accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with SOP 90-7, the Company adopted fresh-start accounting as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity.

        Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141). Such allocations have been reflected in the amounts included herein. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. As part of the Modified Plan, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. As of the Effective Date, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,355,480 shares of Class A common stock has been reserved for issuance pending the outcome of certain claims against the Company in connection with the Modified Plan which have yet to be settled. No shares of Class D or Class E common stock were outstanding as of such date. The following table reflects the reorganization adjustments to old Polymer Group's consolidated balance sheet as of March 1, 2003 (in thousands):

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$306,438	$—		$(9,722	)(g)	$296,716
Property, plant and equipment	431,384	(36,372	)(f)	4,231	(g)	399,243
Intangibles and loan acquisition costs, net	38,261	(26,341	)(e)(f)	27,352	(h)	39,272
Other assets	13,295	—		(3,305	)(g)	9,990

Total assets	$789,378	$(62,713)		$18,556		$745,221

Liabilities and Shareholders' Equity (Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current liabilities	$94,355	$7,069	(a)	$13,019	(g)	$114,443
Short-term borrowings	223	—		—		223
Long-term debt—Prepetition Credit Facility	484,877	(484,877	)(b)	—		—
Long-term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilities	48,133	—		19,433	(g)	67,566

Total liabilities not subject to compromise	645,753	(6,374)		32,452		671,831
Liabilities Subject to Compromise	637,122	(637,122	)(e)	—		—

Total liabilities	1,282,875	(643,496)		32,452		671,831
Shareholders' equity (deficit)	(493,497)	580,783	(f)	(13,896	)(i)	73,390

Total liabilities and shareholders' (deficit)	$789,378	$(62,713)		$18,556		$745,221

(a)
To record certain prepetition liabilities to be settled in cash.

(b)
To record the elimination of the Prepetition Credit Facility.

(c)
To record the Restructured Credit Facility.

(d)
To record the Junior Notes.

(e)
To record the elimination of pre-petition liabilites that were cancelled, which include the old senior subordinated notes, accrued interest, and loan acquisition costs.

(f)
To record the issuance of securities, the cancellation of prepetition liabilities and reorganization value.

(g)
To reflect assets and liabilities at fair value.

(h)
To write-off goodwill and adjust certain intangibles to fair value.

(i)
To write-off Predecessor's securities, accumulated deficit and accumulated other comprehensive loss.

Note 6. Business Restructuring and Asset Impairment

        In 2003, the Company implemented a business restructuring initiative. This initiative encompasses a reduction in working capital levels and operating cost reductions through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing component costs; (iii) implementing global purchasing initiatives; and (iv) rationalizing certain assets and/or businesses. Approximately 230 positions were eliminated in fiscal 2003.

        The Company's business restructurings in 2002 included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division. The Company's workforce reduction plans in 2001 involved approximately 160 employees in the U.S. and approximately 190 employees in Europe.

        Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying balance sheet. A summary of the business restructuring activity during fiscal 2003, 2002 and 2001 is presented in the following table (in thousands):

	Successor	Predecessor
	2003	2002	2001
Balance accrued at beginning of year	$893	$6,242	$—
Plant realignment costs:
First Quarter	12	176	—
Second Quarter	2,408	381	1,660
Third Quarter	1,235	356	—
Fourth Quarter	3,151	141	5,781

Total(1)	6,806	1,054	7,441

Cash payments	(4,293)	(6,403)	(1,199)
Adjustments	1,158	—	—

Balance accrued at end of year	$4,564	$893	$6,242

(1)
Includes $4 during the two months ended March 1, 2003.

        In the third quarter of fiscal 2003, the Company sold the business carried out by PGI Vateks Tekstil Sanayi Ve Ticaret A.S. (PGI Vateks), including certain assets and liabilities, to the former majority shareholder at no significant gain or loss. Proceeds from the sale were used to reduce amounts outstanding under the Restructured Credit Facility.

        During the fourth quarter of 2002, based upon further reviews of the Company's long-lived assets and the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million). This write-down was related predominantly to production assets within the U.S. and European nonwovens businesses.

        In connection with the restructuring undertaken in the fourth quarter of 2001, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of approximately $181.2 million, consisting of the write-down of goodwill and contract intangibles ($100.4 million) and machinery and equipment ($80.8 million) related primarily to production assets within the U.S. and European nonwovens business. After careful assessment of various factors relevant to these assets, combined with lower than expected operating results particularly in the fourth quarter of

2001, and in connection with the comprehensive business realignment previously discussed, the Company wrote-down the value of such assets to their estimated fair market values based on estimated discounted future cash flows or third party appraisals. The Company made the business decision in December 2003 to discontinue production on certain of its European assets and, accordingly, recognized an asset impairment of approximately $1.2 million. A summary of asset impairment charges during fiscal 2003, 2002 and 2001 is presented in the following table (in thousands):

	Successor	Predecessor
	2003	2002	2001
Asset impairment charge:
Property, plant and equipment	$1,207	$234,002	$80,854
Goodwill and contract intangibles	—	83,896	100,336

Total impairment charges	$1,207	$317,898	$181,190

Note 7. Property, Plant and Equipment

        Property, plant and equipment as of January 3, 2004 and December 28, 2002, consist of the following (in thousands):

	Successor	Predecessor
	2003	2002
Land	$13,261	$12,829
Buildings and land improvements	91,610	122,099
Machinery, equipment and other	310,013	592,681
Construction in progress	40,082	9,337

	454,966	736,946
Less accumulated depreciation	(38,458)	(307,418)

	$416,508	$429,528

        Depreciation charged to expense was $36.1 million for the ten months ended January 3, 2004, $7.2 million for the two months ended March 1, 2003 and $60.8 million and $68.5 million during fiscal years 2002 and 2001, respectively. As discussed more fully under Note 6, the Company recorded impairment charges related to property, plant and equipment of approximately $234.0 and $80.8 million during 2002 and 2001, respectively. In addition, the Company sold its Dayton, New Jersey ("South Brunswick") facility for approximately $10.2 million, net of expenses of $0.4 million, during December 2002 at no material gain or loss. Proceeds from the sale were maintained in an escrow account outside of the Company's control prior to emergence from Chapter 11 and thus have been classified within "Other current assets" in the consolidated balance sheet at December 28, 2002. The proceeds from the sale of South Brunswick were used to reduce amounts outstanding under the Restructured Credit Facility during 2003.

Note 8. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs as of January 3, 2004 and December 28, 2002, consist of the following (in thousands):

	Successor	Predecessor
	2003	2002
Cost:
Goodwill	$—	$5,917
Proprietary technology	26,533	10,783
Loan acquisition costs and other	13,534	46,197

	40,067	62,897
Less accumulated amortization	(6,507)	(29,540)

	$33,560	$33,357

        Components of amortization expense are shown in the table below (in thousands):

		Predecessor
	Successor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Amortization of:
Goodwill	$—	$—	$—	$6,123
Intangibles with finite lives, included in selling, general and administrative expense	4,935	220	3,496	3,601
Loan acquisition costs included in interest expense, net	1,572	1,425	7,217	4,881

Total amortization expense	$6,507	$1,645	$10,713	$14,605

        Aggregate amortization expense for each of the next five years is expected to be as follows: 2004, $7.6 million; 2005, $6.5 million; 2006, $6.1 million; 2007, $4.2 million; 2008, $4.2 million; and thereafter, $5.0 million. Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

Note 9. Investment in Unconsolidated Equity Affiliate

        As of January 3, 2004 the Company had a 50% equity interest in St. Lawrence Corporation, a Canadian-based manufacturer of home furnishing products, which it acquired as part of the Dominion Textiles, Inc. ("Dominion") acquisition in 1997. As of December 28, 2002, the Company's effective ownership was 25%, as it shared its investment with Galey & Lord, Inc. under a Master Separation Agreement, which was subsequently rejected by Galey & Lord, Inc. ("Galey") in their bankruptcy proceedings. The Company received no dividends from this entity during 2003 or 2002, and its investment in, and equity in earnings of, this entity are not material to the financial position, results of operations or cash flows of the Company.

Note 10. Accrued Liabilities

        Accrued liabilities as of January 3, 2004 and December 28, 2002 consist of the following (in thousands):

	Successor	Predecessor
	2003	2002
Liabilities Not Subject to Compromise:
Salaries, wages and other fringe benefits	$19,744	$11,572
Restructuring	4,564	893
Professional fees	4,074	9,498
Interest	1,877	3,365
Other	9,591	17,595

	$39,850	$42,923

        Accrued interest at December 28, 2002 of $43.2 million related to the Senior Subordinated Notes was classified as "Liabilities Subject to Compromise" in the consolidated balance sheet.

Note 11. Debt

        As of January 3, 2004, the Company had outstanding short-term borrowings denominated in Chinese rmb of $8.5 million at an annual interest rate of 5.31%. As of December 28, 2002, the Company had outstanding borrowings of $0.5 million in euros at an annual interest rate of 8.45%.

        Long-term debt as of January 3, 2004 and December 28, 2002, consists of the following (in thousands):

	Successor	Predecessor
	2003	2002
Not Subject to Compromise:

Prepetition Credit Facility, interest rates for U.S. dollar loans are based on LIBOR or prime; Canadian dollar loans are based on Canadian base rates and Dutch guilder loans are based on Eurocurrency rates— restructured in connection with the Company's emergence from Chapter 11:
Revolving Credit Facility—interest at rates ranging from 6.19% to 10.00% in 2002	$—	$216,418
Term Loans—interest at rates ranging from 6.69% to 9.50% in 2002	—	268,060

Restructured Credit Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are capped at 12.00% and are subject to certain terms and conditions; terminating on December 31, 2006:
Term Loans—interest at 12.00% in 2003; due December 31, 2006	416,834	—
Junior Notes—interest at 10.00% in 2003; due December 31, 2007	53,717	—
Other	4,442	18,362

	474,993	502,840
Less: Current maturities	(34,001)	(24,616)

	$440,992	$478,224

Subject to Compromise:
Senior Subordinated Notes, due July 2007, interest rate 9%, subject to redemption on or after July 1, 2002 at the option of the Company based on certain redemption prices—restructured in connection with the Company's emergence from Chapter 11	$—	$395,000
Senior Subordinated Notes, due March 2008, interest rate 8.75%, subject to redemption on or after March 1, 2003 at the option of the Company based on certain redemption prices—restructured in connection with the Company's emergence from Chapter 11	—	196,500
Less: Unamortized debt discount	—	(4,018)

	—	587,482
Other	—	1,509

	$—	$588,991

Scheduled Maturities

        The scheduled maturities of long-term debt at January 3, 2004 are as follows:

2004	$34,001
2005	30,404
2006	356,849
2007	53,735
2008	4

Total	$474,993

Description of Restructured Credit Facility

        The Company's Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. At January 3, 2004, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2004. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

        The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case, based on the Company's ratio of senior consolidated indebtedness to consolidated EBITDA (as defined by the Company's Restructured Credit Facility) calculated on a rolling four quarter basis. In addition, if the Company's ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The total of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee is capped at 12.00%. The effective rate was 12.00% at January 3, 2004. There were no outstanding borrowings at January 3, 2004 under the revolving credit agreement. The effective rate was 6.75% at January 3, 2004. Average borrowings under the revolving credit agreement for the period from March 1, 2003 to January 3, 2004 were $1.7 million.

        On April 11, 2003, GOF entered into an agreement with the Company (the "GOF Agreement") pursuant to which GOF agreed to undertake certain actions solely for the purpose of assisting the Company in maintaining compliance with the financial covenants contained in the Restructured Credit Facility during the period beginning on March 6, 2003, and ending on January 4, 2004 (the "Period"). GOF agreed to amend the New Senior Subordinated Note and the Junior Notes it beneficially owned or controlled (approximately $38 million aggregate principal amount) to provide that interest that accrued from March 6, 2003 until January 31, 2005 on the New Senior Subordinated Note and from March 6, 2003 until January 5, 2004 on the Junior Notes, may be paid by the Company issuing additional aggregate principal amount of debt securities rather than paying such interest in cash. In the event the Company was unable to meet the senior leverage covenant, interest covenant or adjusted interest covenant contained in the Restructured Credit Facility during the Period, the Company was permitted to instruct the Agent under the Restructured Credit Agreement to make a drawing under the Exit Letter of Credit and apply the amount of the drawing to repay indebtedness under the Restructured Credit Facility. GOF also agreed that, in the event the Company was unable to comply with the leverage covenant under the Restructured Credit Facility during the Period, GOF would convert such amount of its Junior Notes into Class A Common Stock. Finally, in the event the Company had undertaken all the actions described above and was unable to meet the interest covenant solely for the 12-month period ending on the last day of the Company's third fiscal quarter of 2003, GOF agreed to purchase up to $10 million aggregate principal amount of additional senior subordinated notes (with interest payable in additional principal amount of senior subordinated notes) or equity securities (the "New Investment") in order to allow the Company to repay indebtedness under the Restructured Credit Facility to meet such covenant. GOF's obligation to take any of these steps is conditioned on Amendment No. 1 remaining in full force and effect. Since the Company was able to meet the September 2003 covenant requirements without such assistance, no such action was necessary at September 27, 2003.

        As of March 29, 2003, the Company and the Senior Secured Lenders under the Restructured Credit Facility, entered into Amendment No. 1. Amendment No. 1 permitted the Company to take the actions described in the GOF Agreement, and also provides that in the event the Company repays indebtedness under the Restructured Credit Facility using the proceeds from the Exit Letter of Credit or New Investment, for purposes of the interest and adjusted interest covenants, the interest savings to the Company is calculated on a pro forma basis as if the indebtedness had been repaid as of March 6, 2003.

Description of Convertible Subordinated Notes

        In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the "Junior Notes") pursuant to an indenture dated as of March 5, 2003 (the "Junior Indenture"). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. Under the terms of the Junior Notes, the holders may elect to increase the amount of the note in lieu of receiving semi-annual interest payments in cash. Through January 3, 2004, interest accrued of $3.7 million has been paid in the form of additional notes payable in lieu of cash interest payments. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

Subsidiary Indebtedness

        The Company's China-based majority owned subsidiary ("Nanhai") has a credit facility with a financial institution in China which is scheduled to mature in April 2004. The amount of outstanding indebtedness under the facility was $8.5 million and $9.5 million at January 3, 2004 and December 28, 2002, respectively. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $9.0 million.

        The Company's Argentina-based majority owned subsidiary ("DNS") has two credit facilities denominated in U.S. dollars of approximately $3.4 million (with current maturities of approximately $3.1 million) at January 3, 2004 and $7.1 million (with current maturities of approximately $3.7 million) at December 28, 2002, respectively. The facilities are scheduled to mature in 2004 and 2005 respectively.

        In order to support working capital requirements at Vateks Tekstil Sayani ve Ticaret AS ("Vateks"), an 80% majority owned subsidiary in Istanbul, Turkey, the Company had deposited through the European parent company of Vateks, approximately $6.5 million with a member of its European bank group who, in turn, had funded an approximate equivalent amount to Vateks. The amount owed by Vateks to the bank member was secured by this deposit. This financing arrangement was dissolved in September 2003 with the sale of the Company's share of the business carried out by Vateks in September 2003 at no material gain or loss. Proceeds from the sale were used to reduce amounts outstanding under the Restructured Credit Facility during the third quarter of 2003.

Note 12. Income Taxes

        The components of income tax expense (benefit) are as follows (in thousands):

	Successor	Predecessor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	December 28, 2002	December 29, 2001
Current:
Federal and state	$—	$—	$907	$1,368
Foreign	—	(1,318)	3,062	1,258
Deferred:
Federal and state	—	—	(2,671)	(27,785)
Foreign	2,928	3,010	(4,588)	(644)

Income tax expense (benefit)	$2,928	$1,692	$(3,290)	$(25,803)

        At January 3, 2004, the Company had federal net operating loss (NOL) carryforwards of approximately $72.0 million. As a result of the Company's financial restructuring, these NOL carryforwards were reduced to zero as of January 4, 2004. The Company also has various NOL and capital loss carryforwards available in certain foreign jurisdictions. No accounting recognition has been given to the potential income tax benefit related to these carryforwards. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. federal income taxes to the extent that they are not offset by foreign tax credits.

        The Company's financial restructuring caused an ownership change for federal income tax purposes. As a result, future tax deductions related to certain "built-in deductions and losses" will be limited by Section 382 of the Internal Revenue Code, as amended (Section 382) during the five-year period following the ownership change (the recognition period). As of January 3, 2004, the Company had substantial amounts of such built-in deductions and losses (primarily depreciation deductions) scheduled to be realized during the recognition period. Under Section 382, such built-in losses will be subject to an annual usage limitation of approximately $3.6 million during the recognition period.

        Significant components of the Company's deferred tax assets and liabilities as of January 3, 2004 and December 28, 2002 are as follows (in thousands):

	Successor	Predecessor
	2003	2002
Deferred tax assets:
Provision for bad debts	$3,846	$3,420
Inventory capitalization and allowances	2,534	4,121
Net operating loss and capital loss carryforwards	21,370	100,508
Tax credits	8,137	8,861
Foreign tax credits	—	11,675
Property, plant and equipment and intangibles, net	60,665	38,691
Other	12,067	11,174

Total deferred tax assets	108,619	178,450
Valuation allowance	(96,328)	(160,614)

Net deferred tax assets	12,291	17,836

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(32,708)	(25,013)
Other, net	(5,816)	(8,307)

Total deferred tax liabilities	(38,524)	(33,320)

Net deferred tax liabilities	$(26,233)	$(15,484)

        Accounting principles generally accepted in the United States require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that valuation allowances of $96,328 and $160,614 are appropriate as of January 3, 2004 and December 28, 2002, respectively.

        Taxes on income (loss) are based on earnings as follows (in thousands):

	Successor	Predecessor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	December 28, 2002	December 29, 2001
Domestic	$(30,576)	$546,740	$(325,496)	$(257,008)
Foreign	519	(12,684)	(84,657)	(16,356)

	$(30,057)	$534,056	$(410,153)	$(273,364)

        The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows (in thousands):

	Successor	Predecessor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Computed income tax expense (benefit) at statutory rate	$(10,520)	$186,920	$(143,554)	$(95,677)
Gain on cancellation of indebtedness	—	(216,970)	—	—
Other reorganization expenses	—	6,788	—	—
Intangible amortization and other	2,746	3,356	—	—
Goodwill and other, including impairment	—	—	33,502	37,463
Valuation allowance	10,651	5,699	105,505	36,404
Interest	—	—	(2,221)	(2,036)
Tax credits	—	—	(349)	(333)
Effect of foreign operations, net	—	—	2,180	300
Chapter 11 reorganization costs	—	4,277	3,057	—
Fresh start adjustments	95	11,336	—	—
Other, net	(44)	286	(1,410)	(1,924)

Income tax expense (benefit)	$2,928	$1,692	$(3,290)	$(25,803)

Note 13. Liabilities Subject to Compromise

        Liabilities Subject to Compromise at December 28, 2002, are presented in the following table and have been classified according to provisions of the Modified Plan. Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the Chapter 11 process or that it is probable that it will be an allowed claim. Accordingly, no interest has been accrued on the Company's Senior Subordinated Notes after the Petition Date. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 28, 2002 are identified below (in thousands):

9% Senior Subordinated Notes, net of unamortized debt discount	$390,982
8 3/4% Senior Subordinated Notes	196,500
Interest accrued on senior subordinated notes	43,175
Other—consisting primarily of Dominion Textile (USA) Inc. Guaranteed Senior Notes and certain costs associated with the MSA (as defined) between Galey and the Company	6,449

$637,106

Note 14. Pension Benefits and Postretirement Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement benefit plans for the fiscal 2003 period reflect the combined data of the Successor for the ten months ended January 3, 2004 with that of the Predecessor for the two months ended March 1, 2003.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2003	2002	2003	2002
	(In Thousands)
Benefit obligation at beginning of year	$(13,774)	$(12,345)	$(61,425)	$(42,455)
Additional benefit obligations	—	—	(3,566)	—
Service costs	(280)	(295)	(1,904)	(2,061)
Interest costs	(841)	(896)	(3,492)	(3,198)
Participant contributions	—	—	—	(444)
Plan amendments	—	—	—	(1,851)
Actuarial (loss)/gain	700	(1,216)	3,916	1,545
Currency translation adjustment and other	—	—	(11,802)	(14,229)
Benefit payments	953	978	1,341	1,268
Curtailment	760	—	—	—

Benefit obligation at end of year	$(12,482)	$(13,774)	$(76,932)	$(61,425)

Fair value of plan assets at beginning of year	$8,113	$9,903	$57,064	$45,991
Actual return on plan assets	1,223	(846)	1,971	1,598
Employer contribution	738	34	1,864	4,167
Plan amendments	—	—	—	(2,506)
Actuarial (loss)/gain	—	—	—	(138)
Benefit payments	(953)	(978)	(1,341)	(1,268)
Currency translation adjustment and other	—	—	11,583	9,220

Fair value of plan assets at end of year	$9,121	$8,113	$71,141	$57,064

Funded status at year-end	$(3,361)	$(5,661)	$(5,791)	$(4,361)
Unrecognized actuarial net (gain) loss	(1,358)	—	(2,446)	—
Unrecognized transition net (liability)	—	—	—	(322)
Unrecognized transition net (gain) loss	—	2,197	—	11,323
Unrecognized prior service cost	—	105	—	(445)
Currency translation adjustment and other	—	—	(296)	851

Net prepaid (accrued) benefit cost recognized	$(4,719)	$(3,359)	$(8,533)	$7,046

        The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2003 and 2002, the total amount netted in the funded status above for such plans approximates $0.4 million and $1.6 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $0.4 million in 2003 and $3.2 million in 2002.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2003	2002	2003	2002
	(In Thousands)		(In Thousands)
Benefit obligation at beginning of year	$(5,032)	$(4,097)	$(5,283)	$(3,097)
Additional benefit obligations	(2,464)	—	—	—
Service costs	(301)	(140)	(27)	(11)
Interest costs	(428)	(273)	(362)	(197)
Participant contributions	(38)	—	—	—
Plan amendments	—	—	—	(2,037)
Actuarial (loss)/gain	342	(724)	(32)	(144)
Currency translation adjustment and other	—	—	(1,114)	(42)
Benefit payments	167	202	429	245

Benefit obligation at end of year	$(7,754)	$(5,032)	$(6,389)	$(5,283)

Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer contribution	129	202	429	245
Participant contributions	38	—	—	—
Plan amendments	—	—	—	—
Benefit payments	(167)	(202)	(429)	(245)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status at year-end	$(7,754)	$(5,032)	$(6,389)	$(5,283)
Unrecognized actuarial net (gain) loss	—	—	—	—
Unrecognized transition net (liability)	—	—	—	—
Unrecognized transition net (gain) loss	(271)	1,092	32	691
Unrecognized prior service cost	—	—	—	—
Currency translation adjustment and other	—	—	3	—

Accrued benefit cost recognized	$(8,025)	$(3,940)	$(6,354)	$(4,592)

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2003	2002	2001	2003	2002	2001
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$280	$295	$276	$1,904	$2,061	$1,872
Interest costs on projected benefit obligation and other	841	896	879	3,492	3,198	2,435
Return on plan assets	(1,222)	(856)	(975)	(1,972)	(3,621)	(3,141)
Net amortization of transition obligation and other	(103)	533	422	(1,470)	634	(35)

Periodic benefit cost, net	$(204)	$868	$602	$1,954	$2,272	$1,131

Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	9.0%	6.5-8.0%	6.5-8.0%	6.5-8.5%
Discount rate on projected benefit obligations	6.5	6.5	7.5	5.7-6.5	5.7-6.5	5.5-6.7
Salary and wage escalation rate	4.0	5.0	5.0	2.5-3.0	2.5-3.0	3.0
	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$301	$140	$143	$27	$11	$11
Interest costs on projected benefit obligation and other	428	273	210	362	197	202
Plan amendment	—	—	—	—	2,037	—
Net amortization of transition obligation and other	(72)	13	—	—	23	—

Periodic benefit cost, net	$657	$426	$353	$389	$2,268	$213

Weighted average assumption rates:
Discount rate on projected benefit obligations	6.5%	6.5%	6.5-7.5%	6.0%	6.5%	6.5%

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2004	10.0%
2005	8.0%
2006	8.0%
2007	6.0%
2008	6.0%
2009 and thereafter	6.0%

        A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2003 by $0.1 million and the accumulated postretirement benefit obligation as of January 3, 2004 by $1.2 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2003 by $0.1 million and the accumulated postretirement benefit obligation as of January 3, 2004 by $1.0 million.

        The plan sponsor selects the expected long-term rate-of-return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

        Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plans are assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

        The plans' weighted-average asset allocations by asset category are as follows:

	2003	2002
Equity Securities	70%	72%
Debt Securities	17	17
Other	13	11

Total	100%	100%

        The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 15%-20% fixed income debt securities, 70%-80% equity securities and the remainder in cash or cash equivalents. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plans' investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

        It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until the authoritative guidance on the accounting for the federal subsidy under the Act is issued. When the guidance is issued, the Company could be required to change previously reported information. Any measures of the periodic benefit cost, benefit obligation and related disclosures for the U.S. and other postretirement benefit plans do not reflect the effect of the Act.

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $3.5 million, $3.2 million and $3.8 million for 2003, 2002 and 2001, respectively.

        During 2002, the Company recorded charges of $2.6 million related to retiree pension and post-retirement costs associated with certain Canadian benefit plans of Dominion. Such costs were previously shared with Galey under a Master Separation Agreement, associated with the 1998 acquisition of Dominion, which was subsequently rejected by Galey as part of their bankruptcy proceedings. The Company has classified these costs under the caption "Other retirement costs" in the consolidated statement of operations for fiscal 2002.

Note 15. Stock Option and Employee Stock Purchase Plans

Stock Option Plan—Successor Company

        On December 11, 2003, the Company awarded the initial non-qualified stock options under the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan was approved by the Company's Board of Directors and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a five-year period beginning January 1, 2004. As of January 3, 2004, 400,000 shares of the Company's Class A common stock were reserved for issuance under the 2003 Plan.

        The following table summarized the option activity related to the 2003 Plan for the ten months ended January 3, 2004:

	Number of Shares	Weighed Average Exercise Price
Unexercised options outstanding—March 1, 2003	—	$—
Granted	240,000	6.00
Exercised	—	—
Forfeited	—	—
Expired/canceled	—	—

Unexercised options outstanding—January 3, 2004	240,000	$6.00

Exercisable options:
January 3, 2004	—	—
Shares available for future grant as of January 3, 2004	160,000

Stock Option Plan—Predecessor Company

        The Predecessor's stock option plans included the 1996 Key Employee Stock Option Plan (the "1996 Plan") and the 2001 Polymer Group Stock Option Plan (the "2001 Plan") that was approved by the Predecessor's Board of Directors and shareholders during 2001. The Stock Option Committee of the Predecessor's Board of Directors administered each plan and any person who was a full-time, salaried employee was eligible to participate in each plan. Non-management directors and any Predecessor employee, regardless of employee classification, were allowed to participate in the 2001 Plan. The Stock Option Committee selected the participants and determined the terms and conditions of the options. Each plan provided for the issuance of 1.5 million shares of common stock. Options granted under the plans were either incentive stock options or such other forms of non-qualified stock options as the Stock Option Committee determined. Accordingly, option prices were not less than the fair market value of the shares at the date of grant. Under each plan, options vested in equal increments over a specified period of time with expiration generally occurring at the end of a ten-year period. All stock options under these plans were canceled as part of the Company's Modified Plan. The following table summarized the transactions of the plans for the period ended March 1, 2003:

	Number of Shares	Weighed Average Exercise Price
Unexercised options outstanding—December 30, 2000	1,115,976	$13.28
Granted	2,125,176	2.07
Exercised	—	—
Forfeited	(32,500)	10.27
Expired/canceled	(1,088,076)	13.28

Unexercised options outstanding—December 29, 2001	2,120,576	$2.09
Granted	—	—
Exercised	—	—
Forfeited	(98,722)	1.87
Expired/canceled	—	—

Unexercised options outstanding—December 28, 2002	2,021,854	$2.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/canceled	(2,021,854)	2.10

Unexercised options outstanding—March 1, 2003	—	—

Exercisable options:
December 29, 2001	533,294	2.10
December 28, 2002	1,031,188	2.10
March 1, 2003	—	—
Shares available for future grant as of January 3, 2004	—

Employee Stock Purchase Plan—Predecessor Company

        The Predecessor sponsored a stock purchase plan that allowed employee participants to purchase common stock of the Predecessor through payroll deductions. Purchases of shares were made by a third party administrator at the fair value of the Company's common stock on the transaction date. The Predecessor suspended employee contributions to such plan on December 30, 2001 due to share price volatility, general market conditions, plan administration costs and low employee participation. The employee stock purchase plan was terminated pursuant to the Modified Plan.

Note 16. Shareholders' Equity

        As of January 3, 2004, the Company's authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

        All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C common stock has special rights to annual dividends and all shares of Class B, C, D and E common stock may be converted into an equal number of shares of Class A common stock. The shares of preferred stock may be issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors. See Note 4. for additional information related to the Company's financial restructuring.

        Prior to the reorganization, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.01 per share, 3,000,000 shares of non-voting common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

Note 17. Segment Information

        The Company's reportable market segments consist of Consumer and Industrial & Specialty reflecting the management of the Company's business based on product sales. Beginning in fiscal 2003, the Company was required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company's primary operating divisions. Therefore, disclosures for the operating divisions have also been presented in the following table. Sales to P&G account for more than 10% of the Company's sales in each of the three years ended January 3, 2004. Sales to J&J accounted for more than 10% of the Company's sales in fiscal 2001. Sales to these customers are reported primarily in the Consumer market segment and the loss of these sales would have a material adverse effect on this segment. Generally, the Company's nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales and the Company believes a reasonable basis for allocating certain costs is the percent of net sales method for market segment data. The Company recorded charges during the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years 2002 and 2001 including asset impairment, plant realignment, financial restructuring expenses and other retirement costs, which have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

		Predecessor
	Successor
			Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Market segments
Net sales
Consumer	$352,772	$74,956	$417,936	$463,537
Industrial & specialty	292,857	57,953	337,755	352,029

	$645,629	$132,909	$755,691	$815,566

Operating income (loss)
Consumer	$12,994	$3,105	$21,832	$29,072
Industrial & specialty	21,827	2,725	(3,249)	(1,851)

	34,821	5,830	18,583	27,221
Asset impairment	(1,207)	—	(317,898)	(181,190)
Plant realignment	(6,802)	(4)	(1,054)	(7,441)
Special charges	—	—	(6,242)	(1,850)

	$26,812	$5,826	$(306,611)	$(163,260)

Depreciation and amortization expense included in operating income (loss):
Consumer	$25,325	$4,375	$37,389	$46,299
Industrial and specialty	15,723	3,012	26,950	31,984

	$41,048	$7,387	$64,339	$78,283

Capital spending
Consumer	$25,722	$2,147	$10,897	$12,186
Industrial & specialty	10,953	915	4,482	9,254

	$36,675	$3,062	$15,379	$21,440

Identifiable assets (including intangible assets)
Consumer	$392,419		$404,220	$634,642
Industrial & specialty	321,851		326,670	482,994
Corporate	7,040		80,429	114,578

	$721,310		$811,319	$1,232,214

Operating divisions
Net sales
Nonwovens	$516,471	$108,373	$609,486	$666,406
Oriented Polymers	129,683	24,536	146,205	149,905
Eliminations	(525)	—	—	(745)

	$645,629	$132,909	$755,691	$815,566

Operating income (loss)
Nonwovens	$27,451	$4,752	$13,681	$19,213
Oriented Polymers	8,136	1,372	6,219	9,395
Unallocated Corporate	(890)	(409)	(1,329)	(341)
Eliminations	124	115	12	(1,046)

	34,821	5,830	18,583	27,221
Asset impairment	(1,207)	—	(317,898)	(181,190)
Plant realignment	(6,802)	(4)	(1,054)	(7,441)
Other charges	—	—	(6,242)	(1,850)

	$26,812	$5,826	$(306,611)	$(163,260)

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$34,283	$5,766	$55,935	$68,299
Oriented Polymers	6,912	1,349	8,347	9,934
Unallocated Corporate	(272)	272	57	143
Eliminations	125	—	—	(93)

	$41,048	$7,387	$64,339	$78,283

Capital spending
Nonwovens	$32,836	$2,732	$13,088	$17,975
Oriented Polymers	3,828	330	2,291	3,465
Corporate	11	—	—	—

	$36,675	$3,062	$15,379	$21,440

Division assets
Nonwovens	$1,130,111		$950,473	$1,118,480
Oriented Polymers	178,589		159,445	204,141
Corporate	2,924,694		2,567,353	2,113,134
Eliminations	(3,512,084)		(2,865,952)	(2,203,541)

	$721,310		$811,319	$1,232,214

Geographic Data:

        Export sales from the Company's United States operations to unaffiliated customers approximated $61.5, $70.2 and $89.9 million during 2003, 2002 and 2001, respectively. Geographic data for the Company's operations are presented in the following table:

		Predecessor
	Successor
			Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
	(In Thousands)
Net sales
United States	$285,853	$58,992	$351,112	$412,271
Canada	88,088	16,416	97,058	99,684
Europe	154,473	33,936	180,507	184,564
Asia	26,730	4,773	25,374	21,412
Latin America	90,485	18,792	101,640	97,635

	$645,629	$132,909	$755,691	$815,566

Operating income (loss)
United States	$898	$(1,582)	$(22,025)	$(19,778)
Canada	4,151	1,233	5,788	10,539
Europe	12,175	2,330	12,952	15,962
Asia	3,074	848	4,211	2,827
Latin America	14,523	3,001	17,657	17,671

	34,821	5,830	18,583	27,221
Asset impairment	(1,207)	—	(317,898)	(181,190)
Plant realignment	(6,802)	(4)	(1,054)	(7,441)
Special charges	—	—	(6,242)	(1,850)

	$26,812	$5,826	$(306,611)	$(163,260)

Depreciation and amortization expense included in operating income (loss)
United States	$20,564	$3,658	$39,469	$50,132
Canada	5,045	950	5,392	6,262
Europe	6,991	1,166	9,678	10,301
Asia	3,785	628	3,569	3,512
Latin America	4,663	985	6,231	8,076

	$41,048	$7,387	$64,339	$78,283

Identifiable assets (including intangible assets)
United States	$78,628		$374,705	$728,688
Canada	135,623		110,181	138,809
Europe	315,969		159,637	188,960
Asia	47,218		39,643	41,427
Latin America	143,872		127,153	134,330

	$721,310		$811,319	$1,232,214

Note 18. Foreign Currency and Other

        Foreign currency and other for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years 2002 and 2001 consists of the following (in thousands):

		Predecessor
	Successor
			Fiscal Year
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			2002	2001
Foreign currency losses	$3,745	$1,814	$8,598	$7,002
Other, net	2,063	(380)	1,021	1,100
Write-down of investment in joint venture	—	—	4,400	—

	$5,808	$1,434	$14,019	$8,102

        During the third quarter of fiscal 2002, the Company recorded a $4.4 million charge to earnings for the write-down of its 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). The investment represented the Company's funding of its pro-rata share of the construction costs of the Saudi Line. The write-down was necessary when it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line. The Company has settled this issue and no longer has any investment interest in the Saudi Line.

Note 19. Commitments and Contingencies

Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.2 million, $5.9 million and $4.5 million in 2003, 2002 and 2001, respectively. For the Successor ten month period and the Predecessor two month period of 2003, the rental expense was $2.6 million and $0.6 million, respectively. Rental income approximated $0.5 million, $1.9 million and $2.4 million in 2003, 2002 and 2001, respectively. As discussed in Note 7. "Property, Plant and Equipment," the Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space within the nonwovens division and corporate. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 3, 2004 are presented in the following table. See Note 20 for a discussion of leases between the Company and affiliated entities.

	Gross Minimum Rental Payments	Lease and Sub- Lease (Income)	Net Minimum Rental Payments
	(In Thousands)
2004	$3,423	$(515)	$2,908
2005	1,450	(130)	1,320
2006	842	—	842
2007	265	—	265
2008	45	—	45

	$6,025	$(645)	$5,380

Purchase Commitments

        At January 3, 2004, the Company had commitments of approximately $40.0 million related to the purchase of raw materials, maintenance and converting services and approximately $0.4 million related to capital projects.

Collective Bargaining Agreements

        At January 3, 2004, the Company had approximately 3,366 employees worldwide. Approximately 1,583 employees are represented by labor unions or trade councils, which have entered into separate collective bargaining agreements with the Company. Approximately 25% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

Environmental

        The Company is subject to a broad range of federal, foreign, state and local laws governing regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with environmental requirements and does not currently anticipate any material adverse effect on its operations, financial position or competitive position as a result of its efforts to comply with environmental requirements.

Litigation

        On August 18, 2003 an affiliate ("Affiliate") of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney's fees. The Company believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

        On April 23, 2002, the Company filed a demand for arbitration against J&J. The primary issue in the arbitration is the Company's assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. The arbitration is currently pending in the State of New York.

Note 20. Related Party Transactions

        The Company leased office space, previously serving as the Company's corporate headquarters, from an affiliate of the former Chief Executive Officer of the Company through August 31, 2003 at an approximate annual rental charge of $0.2 million. Shared service costs were charged to the Company and approximated $0.6 million, $0.8 million and $2.1 million in 2003, 2002 and 2001, respectively. The Company is currently involved in litigation with an affiliate of the former Chief Executive Officer. See Note 19.

        The Company also entered into a Joint Development Agreement dated as of April 17, 2002 and a Supply Agreement dated April 30, 2002, with a third party affiliated with certain of the Company's stockholders. During 2002 and 2003, no payments were made by either party under either of these agreements.

        During 2003, the Company reached an agreement with its former Chief Executive Officer and with its former Chief Financial Officer related to the termination of their management roles with the Company and the settlement of compensation matters. These agreements resulted in the payments to the former Chief Executive Officer and Chief Financial Officer of $3.7 million and $2.3 million, respectively, and have been accounted for as fair value adjustments in fresh start accounting.

Note 21. Quarterly Results of Operations (Unaudited)

        Quarterly financial data for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002 is presented below (amounts in thousands, except for per share data). All 2003 and 2002 fiscal quarters were comprised of 13 weeks, except for the fourth quarter of 2003, which was comprised of 14 weeks.

Quarterly data for 2003:

        The Company has restated herein certain quarterly financial information for 2003 for the purpose of reflecting fresh start accounting adjustments associated with the Company's emergence from Chapter 11 on March 5, 2003 relating to the further allocation of the reorganization value of the Company to the assets acquired and liabilities assumed and the resulting reclassification of costs and expenses included in the financial statements. Such adjustments are included in the restated amounts provided below.

	Predecessor Two Months Ended March 1, 2003		Successor One Month Ended March 29, 2003
	As Reported	Restated	As Reported	Restated
Operating data:
Net sales	$132,909	$132,909	$64,067	$64,067
Gross profit	21,834	21,834	11,373	11,438
Net income (loss)	534,281	532,364	(1,485)	(1,349)
Net income (loss) per common share—basic and diluted	$16.69	$16.63	$(0.17)	$(0.16)
Balance sheet data:
Current assets			$311,005	$298,168
Property, plant and equipment, net			361,600	397,618
Intangibles and loan acquisition costs, net			34,907	38,586
Total assets			718,733	744,363
Current liabilities			119,566	125,415
Long-term debt			479,470	479,470
Total liabilities			646,985	672,479
Total shareholders' equity			71,748	71,884
Total liabilities and shareholders' equity			718,733	744,363
	Successor Second Quarter Ended June 28, 2003		Successor Third Quarter Ended September 27, 2003
					Successor Fourth Quarter Ended January 3, 2004
	As Reported	Restated	As Reported	Restated
Operating data:
Net sales	$198,757	$198,757	$185,063	$185,063	$197,742
Gross profit	34,162	33,716	33,578	32,856	36,282
Net income (loss)	(11,631)	(11,115)	(7,719)	(7,264)	(13,257)
Net income (loss) per common share—basic and diluted	$(1.35)	$(1.29)	$(0.89)	$(0.84)	$(1.53)
Balance sheet data:
Current assets	$306,936	$294,769	$271,815	$269,109
Property, plant and equipment, net	375,304	406,797	375,777	405,953
Intangibles and loan acquisition costs, net	33,888	37,424	32,061	35,383
Total assets	727,603	748,757	691,628	720,711
Current liabilities	147,874	149,130	133,023	133,458
Long-term debt	453,612	453,612	453,981	453,981
Total liabilities	652,386	672,888	637,348	656,628
Total shareholders' equity	75,217	75,869	54,280	64,083
Total liabilities and shareholders' equity	727,603	748,757	691,628	720,711

        The Company recorded a non-cash gain on cancellation of prepetition indebtedness of $619.9 million in the two month period ended March 1, 2003.

Quarterly data for fiscal 2002:

        As a result of the adoption of SFAS No. 142, the Company recognized a cumulative effect of a change in accounting principle related to goodwill impairment of approximately $12.8 million, net of tax, during 2002. In accordance with SFAS No. 142, this adjustment has been reflected in the first quarter 2002 results in the table below. The Company recorded a non-cash impairment charge in the fourth quarter of fiscal year 2002 of approximately $317.9 million related to the write-down of intangible assets and property, plant and equipment. Quarterly financial data for the fiscal year ended December 28, 2002 is presented below:

	First Quarter
			Second Quarter	Third Quarter	Fourth Quarter
	As Reported	Restated
Net sales	$191,180	$191,180	$200,781	$184,048	$179,682
Gross profit	28,469	28,469	36,881	30,206	24,649
Loss before cumulative effect of change in accounting principle	(29,573)	(29,573)	(17,769)	(22,598)	(336,923)
Cumulative effect of change in accounting principle, net of tax	—	(12,774)	—	—	—
Net loss	$(29,573)	$(42,347)	$(17,769)	$(22,598)	$(336,923)
Net loss per common share—basic and diluted	$(0.92)	$(1.32)	$(0.56)	$(0.71)	$(10.52)

Note 22. Supplemental Cash Flow Information

        Cash payments for interest and taxes for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years 2002 and 2001 consist of the following (in thousands):

		Predecessor
	Successor
			Fiscal Year Ended
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
			December 28, 2002	December 29, 2001
Cash paid for interest, net of amounts capitalized	$42,066	$12,409	$42,179	$93,485
Cash paid for income taxes	6,102	1,120	5,501	7,442

        Noncash transactions in 2003 included the payment in kind in lieu of cash payment of $3.7 million of interest expense on the Junior Notes, reflected as additional principal obligation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of January 3, 2004.

        There were no changes in the Company's internal controls over financial reporting during the quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item is set forth under the captions "Election of Directors" and "Management" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

        Information on the beneficial ownership reporting for the Company's directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

        Information on the Company's Audit Committee and Audit Committee Financial Expert is set forth under the caption "Information About the Board of Directors" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

        The Company has a Code of Conduct that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers. The Code of Conduct can be found on the Investors' page of the Company's publicly-available website (www.polymergroupinc.com). The Company will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by SEC regulations, on the Company's website.

ITEM 11.  EXECUTIVE COMPENSATION

        Information required under this Item is set forth under the captions "Executive Compensation" and "Compensation of Directors" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this Item is set forth under the caption "Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

        The following table provides certain information as of January 3, 2004 with respect to our equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	240,000	$6.00	160,000

Total	240,000	$6.00	160,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth under the caption "Certain Relationships and Related Transactions" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this Item is set forth under the caption "Fees Paid to Ernst & Young LLP" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

        The following consolidated financial statements and independent auditors' report required by this Item are filed herewith under Item 8 of this Form 10-K:

  •
  Report of Ernst & Young LLP, Independent Auditors.

  •
  Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002.

  •
  Consolidated Statements of Operations for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001

  •
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001.

  •
  Consolidated Statements of Cash Flows for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001.

  •
  Notes to Consolidated Financial Statements for the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal years ended December 28, 2002 and December 29, 2001.

(a)
2.    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts ("Schedule II"). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

(a)
3.    Exhibits

        Exhibits required to be filed with this Form 10-K are listed below:

Exhibit Number	Document Description
2.1	Amended Modified Joint Plan of Reorganization of Polymer Group, Inc. and its Affiliated Debtors dated November 25, 2002 (the "Modified Plan").
2.2	Confirmation Order entered by the United States Bankruptcy Court for the District of South Carolina dated January 16, 2003.
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Amended and Restated By-laws of the Company.(2)
4.1	Indenture, dated as of March 5, 2003, among the Polymer Group, Inc., the Guarantors named therein and Wilmington Trust Company, as trustee.(3)
4.2
Supplemental Indenture, dated as of May 30, 2003, among Polymer Group, Inc., a Delaware corporation, the subsidiary guarantors named herein and Wilmington Trust Company, a Delaware banking corporation, as trustee.(4)
4.3	Senior Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), among Polymer Group, Inc., the Guarantors named therein and MatlinPatterson Global Opportunities Partners L.P.(5)

4.4	Amendment No. 1 to the Note Purchase Agreement, dated as of May 30, 2003 to the Note Purchase Agreement.(6)
10.1	Third Amended, Restated and Consolidated Credit Agreement, dated March 5, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.(7)
10.2
Amendment No 1 to Third Amended, Restated and Consolidated Credit Agreement, dated as of March 29, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.(8)
10.2
Amendment No. 2 to Third Amended, Restated and Consolidated Credit Agreement, dated as of March 29, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.(9)
10.3	Shareholders Agreement, dated March 5, 2003, among Polymer Group, Inc. and certain of its shareholders.(10)
10.4	Letter Agreement, dated April 11, 2003, between Polymer Group, Inc. and MatlinPatterson Global Opportunities Partners L.P.(11)
10.5	Master Separation Agreement, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(12)
21	List of Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

(2)
Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003 (the "First Quarter 2003 10-Q").

(3)
Incorporated by reference to Exhibit 4.1 of the First Quarter 2003 10-Q.

(4)
Incorporated by reference to Exhibit 11 of Schedule 13D/A filed by MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Advisers LLC, MatlinPatterson Global Partners LLC, MatlinPatterson Asset Management LLC, MatlinPatterson LLC, Mark R. Patterson, and David J. Matlin with respect to the Company on June 5, 2003 (the "Schedule 13D").

(5)
Incorporated by reference to Exhibit 4.2 of the First Quarter 2003 10-Q.

(6)
Incorporated by reference to Exhibit 10 of the Schedule 13D.

(7)
Incorporated by reference to Exhibit 10.1 of the First Quarter 2003 10-Q.

(8)
Incorporated by reference to Exhibit 10.2 of the First Quarter 2003 10-Q.

(9)
Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2003.

(10)
Incorporated by reference to Exhibit 10.3 of the First Quarter 2003 10-Q.

(11)
Incorporated by reference to Exhibit 10.4 of the First Quarter 2003 10-Q.

(12)
Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K/A, filed with the SEC on April 14, 1998.

(b)
Reports on Form 8-K During the Quarter Ended January 3, 2004

        On December 29, 2003, the Company filed a report on Form 8-K regarding the Company's intention to commence an offer to exchange all of its 10% Convertible Notes due 2007 for shares of the Company's Series A Preferred Stock.

POLYMER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS			DEDUCTIONS
Description	Balance at beginning of period	Charged To costs and expenses	Charged to other accounts (Describe)		(Describe)		Balance at end of period
Successor:
Ten months ended January 3, 2004
Allowance for doubtful accounts	$13,394	1,670	408	(3)	1,902	(1)	$13,570
Valuation allowance for deferred tax assets	85,677	10,651	—		—		96,328
Plant realignment	785	6,802	—		3,023	(2)	4,564
Predecessor:
Two months ended March 1, 2003
Allowance for doubtful accounts	12,945	507	120	(3)	178	(1)	13,394
Valuation allowance for deferred tax assets	160,614	5,699	—		80,636	(4)	85,677
Plant realignment	893	4	1,158	(4)	1,270	(2)	785
Year ended December 28, 2002
Allowance for doubtful accounts	$11,998	2,769	40		1,862	(1)	$12,945
Valuation allowance for deferred tax assets	57,088	105,505	—		1,979	(3)	160,614
Plant realignment	6,242	1,054	—		6,403	(2)	893
Year ended December 29, 2001
Allowance for doubtful accounts	$8,539	4,125	29		695	(1)	$11,998
Valuation allowance for deferred tax assets	15,077	36,404	5,607	(3)	—		57,088
Plant realignment	—	7,441	—		1,199	(2)	6,242

(1)
Uncollectible accounts written-off and price concessions.

(2)
Cash payments and adjustments.

(3)
Foreign currency translation adjustments.

(4)
Fresh start adjustment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: March 30, 2004	By:	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer
Date: March 30, 2004	By:	/s/ WILLIS C. MOORE III Willis C. Moore III Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2004.

Signature	Title

/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
Pedro Arias	Director
/s/ RAMON BETOLAZA Ramon Betolaza	Director
/s/ LAP WAI CHAN Lap Wai Chan	Director
/s/ EUGENE LINDEN Eugene Linden	Director
/s/ JAMES OVENDEN James Ovenden	Director
/s/ MICHAEL WATZKY Michael Watzky	Director

QuickLinks

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
POLYMER GROUP, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) For the Ten Months Ended January 3, 2004, the Two Months Ended March 1, 2003 and the Fiscal Years Ended December 28, 2002 and December 29, 2001 (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
POLYMER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
POLYMER GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
SIGNATURES