Form 10-Q
period 2004-04-03
POLYMER GROUP INC
filed 2004-05-17
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

On May 11, 2004 there were 10,042,195 shares of Class A common stock, 274,896 shares of Class B common stock and 54,251 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

Safe Harbor-Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate” or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•       general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns;

•       substantial debt levels and potential inability to maintain sufficient liquidity to finance the Company’s operations and make necessary capital expenditures;

•       inability to meet existing debt covenants;

•       information and technological advances;

•       cost and availability of raw materials, labor and natural and other resources;

•       domestic and foreign competition; and

•       reliance on major customers and suppliers.

ITEM 1. FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,166	$21,336
Accounts receivable, net	127,378	121,146
Inventories	102,443	96,513
Deferred income taxes	206	143
Other current assets	23,606	20,554
Total current assets	268,799	259,692
Property, plant and equipment, net	406,557	416,508
Intangibles and loan acquisition costs, net	31,634	33,560
Deferred income taxes	2,332	2,335
Other assets	6,324	9,215
Total assets	$715,646	$721,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,884	$8,454
Accounts payable	60,799	57,091
Accrued liabilities	41,160	39,850
Income taxes payable	1,636	1,190
Current portion of long-term debt	5,513	34,001
Total current liabilities	115,992	140,586
Long-term debt, less current portion	473,039	440,992
Deferred income taxes	27,042	28,711
Other noncurrent liabilities	33,837	37,670
Total liabilities	649,910	647,959
Minority interests	14,633	14,151
Shareholders’ equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—8,708,862 and 8,228,425 shares issued and outstanding at April 3, 2004 and January 3, 2004, respectively	87	82
Class B common stock—281,052 and 389,977 shares issued and outstanding at April 3, 2004 and January 3, 2004, respectively	3	4
Class C common stock—34,892 shares issued and outstanding at April 3, 2004 and January 3, 2004	—	—
Class D common stock—0 shares issued and outstanding	—	—
Class E common stock—0 shares issued and outstanding	—	—
Additional paid in capital	76,008	73,304
Retained earnings (deficit)	(41,756)	(32,986)
Accumulated other comprehensive income	16,761	18,796
Total shareholders’ equity	51,103	59,200
Total liabilities and shareholders’ equity	$715,646	$721,310

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two Months Ended March 1, 2003
Net sales	$206,742	$64,067	$132,909
Cost of goods sold	168,263	52,629	111,075
Gross profit	38,479	11,438	21,834
Selling, general and administrative expenses	27,136	8,179	16,004
Plant realignment costs	584	8	4
Operating income	10,759	3,251	5,826
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003)	15,177	3,760	10,665
Investment gain, net	—	—	(291)
Minority interests	482	200	441
Foreign currency and other	1,385	(231)	1,434
	17,044	3,729	12,249
Loss before reorganization items and income taxes	(6,285)	(478)	(6,423)
Reorganization items, net gain	—	—	(540,479)
Income (loss) before income tax expense	(6,285)	(478)	534,056
Income tax expense	2,485	871	1,692
Net income (loss)	$(8,770)	$(1,349)	$532,364
Net income (loss) per common share—basic and diluted:
Average shares outstanding	8,787	8,645	32,004
Net income (loss) per common share	$(1.00)	$(0.16)	$16.63

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)  (Unaudited)
For the Three Months Ended April 3, 2004
(In Thousands)

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings/	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Balance, January 3, 2004, audited	$86	$73,304	$(32,986)	$18,796	$59,200
Net loss	—	—	(8,770)	—	(8,770)	$(8,770)
Currency translation adjustment	—	—	—	(2,035)	(2,035)	(2,035)
Conversion of junior notes to Class A common stock	4	2,704			2,708
Balance, April 3, 2004	$90	$76,008	$(41,756)	$16,761	$51,103	$(10,805)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two Months Ended March 1, 2003
Operating activities
Net income (loss)	$(8,770)	$(1,349)	$532,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on investments	—	—	(291)
Gain on cancellation of prepetition indebtedness	—	—	(619,913)
Deferred income taxes	(1,729)	—	3,010
Fresh start adjustments	—	—	47,460
Write-off of loan acquisition costs	—	—	10,217
Depreciation and amortization	13,149	4,029	8,812
Noncash interest and compensation	1,104	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,193)	(6,268)	(8,195)
Inventories	(6,835)	935	(887)
Current and other assets	(163)	2,346	6,675
Accounts payable and accrued expenses	2,737	1,724	13,027
Other, net	656	(343)	(5,180)
Net cash provided by (used in) operating activities	(7,044)	1,074	(12,901)
Investing activities
Purchases of property, plant and equipment	(4,504)	(2,029)	(3,062)
Proceeds from sale of marketable securities	—	—	11,867
Proceeds from sale of other assets	783	—	—
Other, net	—	—	15
Net cash provided by (used in) investing activities	(3,721)	(2,029)	8,820
Financing activities
Proceeds from issuance of debt	18,500	—	535,310
Repayment of debt	(13,803)	(968)	(549,031)
Loan acquisition costs and other	—	—	(948)
Net cash provided by (used in) financing activities	4,697	(968)	(14,669)
Effect of exchange rate change on cash	(102)	333	4,632
Net increase (decrease) in cash and cash equivalents	(6,170)	(1,590)	(14,118)
Cash and cash equivalents at beginning of period	21,336	31,783	45,901
Cash and cash equivalents at end of period	$15,166	$30,193	$31,783

See Accompanying Notes.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements

Note 1.   Principles of Consolidation and Financial Statement Information

Principles of Consolidation

Polymer Group, Inc. (which together with its subsidiaries is referred to herein as the Company) is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company’s main sources of revenue are the sales of primary and intermediate products to the Consumer and Industrial & Specialty segments.

The accompanying consolidated financial statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended three months or less prior to the dates of the consolidated balance sheets. All amounts are presented in U.S. dollars, unless otherwise noted. Investments in 20% to 50% owned affiliates where the Company is able to exercise significant influence, but not control, are accounted for by the equity method and, accordingly, the consolidated results of operations include the Company’s share of the affiliates’ income or loss.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended January 3, 2004. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements.

Basis of Presentation

After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and, accordingly, the Company emerged from Chapter 11 effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. The Company adopted “fresh-start accounting” as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003, and references to “Successor” refer to Polymer Group and its subsidiaries as of and subsequent to March 2, 2003, after giving effect to the implementation of fresh start accounting. In accordance with financial reporting requirements for companies emerging from Chapter 11, financial information for the three months ended March 29, 2003 is not presented in the consolidated financial statements since such information would combine the results of the Predecessor and Successor.

Reclassification

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with current year classification.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46”). FIN 46 requires that all primary beneficiaries of variable interest entities (VIEs) consolidate that entity. The provisions of FIN 46 related to VIEs created or acquired after January 31, 2003 were effective and adopted by the Company in fiscal year 2003. The provisions of FIN 46 related to VIE’s in which an enterprise holds an interest it acquired before February 1, 2003 are effective for the Company in this first quarter of fiscal 2004. The Company has determined that it does not have any relationships or contracts that constitute a variable interest.

Note 2.   Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $13.6 million at April 3, 2004 and January 3, 2004, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. In the first quarter of 2004 and 2003, The Procter & Gamble Company (“P&G”) accounted for approximately 12% and 14%, respectively, of the Company’s sales.

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and, as of April 3, 2004 and January 3, 2004 consist of the following (in thousands):

	April 3, 2004	January 3, 2004
	(Unaudited)
Finished goods	$48,925	$47,288
Work in process	18,722	16,579
Raw materials	34,796	32,646
	$102,443	$96,513

Note 4.   Business Restructuring

In 2003, the Company implemented a business restructuring initiative. This initiative encompassed a reduction in working capital levels and operating cost reductions through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing component costs; (iii) implementing global purchasing initiatives; and (iv) rationalizing certain assets and/or businesses. Approximately 230 positions were eliminated in fiscal 2003.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying balance sheet. A summary of the business restructuring activity during the first quarter of fiscal 2004 is presented in the following table (in thousands):

Balance accrued at beginning of year	$4,564
2004 plant realignment charges	584
Cash payments	(1,198)
Adjustments	40
Balance accrued at end of quarter	$3,990

In December 2003, the Company made the business decision to discontinue one of its production lines in the European operations. Accordingly, in addition to certain costs recorded in 2003, plant realignment costs of $0.6 million, which include severance and other cash costs, were charged to the results of operations in the first quarter of 2004.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs as of April 3, 2004 and January 3, 2004, consist of the following (in thousands):

	April 3,	January 3,
	2004	2004
	(Unaudited)
Cost:
Proprietary technology	$26,533	$26,533
Loan acquisition costs and other	13,533	13,534
	40,066	40,067
Less accumulated amortization	(8,432)	(6,507)
	$31,634	$33,560

Components of amortization expense are shown in the table below (in thousands):

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two Months Ended March 1, 2003
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,453	$527	$220
Loan acquisition costs included in interest expense, net	472	158	1,425
Total amortization expense	$1,925	$685	$1,645

Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 6.   Accrued Liabilities

Accrued liabilities as of April 3, 2004 and January 3, 2004 consist of the following (in thousands):

	April 3,	January 3,
	2004	2004
	(Unaudited)
Salaries, wages and fringe benefits	$14,755	$15,443
Restructuring	3,990	4,564
Interest	3,403	1,877
Sales commissions and promotions	2,856	2,070
Professional fees	2,407	4,074
Other	13,749	11,822
	$41,160	$39,850

Note 7.   Debt

As of April 3, 2004, the Company had outstanding short-term borrowings denominated in Chinese rmb and U.S. dollars of $6.9 million at an annual interest rate of approximately 5.04%.

Long-term debt as of April 3, 2004 and January 3, 2004 consists of the following (in thousands):

	April 3,	January 3,
	2004	2004
	(Unaudited)

Restructured Credit Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin, are capped at 12.00% and are subject to certain terms and conditions; terminating on December 31, 2006:

Term Loans—interest at 12.00%; due December 31, 2006	$416,834	$416,834
Revolving Line of Credit—interest at 6.75% in 2004; due December 31, 2006	7,400	—
Junior Notes—interest at 10.00%; due December 31, 2007	51,009	53,717
Other	3,309	4,442
	478,552	474,993
Less: Current maturities	(5,513)	(34,001)
	$473,039	$440,992

Description of Restructured Credit Facility

The Company’s Restructured Credit Facility provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Subject to certain terms and conditions, a portion of the Restructured Credit Facility may be used for revolving letters of credit. As of April 3, 2004, the Company had $11.1 million of term letters of credit outstanding (including the $9.0 million Nanhai letter of credit). All borrowings under the Restructured Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Restructured Credit Facility are equal to 0.75% of the daily unused amount of the revolving credit commitment. The Restructured Credit Facility contains covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. At April 3, 2004, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2004. The Restructured Credit Facility terminates on December 31, 2006. The loans are subject to mandatory prepayment out of proceeds received in connection with certain casualty events, asset sales and debt and equity issuances and from excess cash flow.

The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The applicable margin for revolving credit loans bearing interest based on the base rate is 2.75%, and the margin for revolving credit loans bearing interest on a Eurodollar rate is 3.75%. The applicable margin for term loans bearing interest based on the base rate will range from 4.00% to 8.00%, and the margin for term loans bearing interest on a Eurodollar rate will range from 5.00% to 9.00%, in each case, based on the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA (as defined by the Company’s Restructured Credit Facility) calculated on a rolling four quarter basis. In addition, if the Company’s ratio of senior consolidated indebtedness to consolidated EBITDA calculated on a rolling four quarter basis exceeds 5.00 to 1, the Company is required to pay to the term loan lenders and the term letter of credit lenders a fee of 1.00% on the outstanding balance under the term loans and the term letters of credit. The total of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee is capped at 12.00%. The effective rate was 12.00% at April 3, 2004. The Company had outstanding borrowings of $7.4 million at April 3, 2004 under the revolving credit agreement at an effective rate of 6.75%. Average borrowings under the revolving credit agreement for the period from January 4, 2004 to April 3, 2004 were $5.5 million.

As further discussed in Note 14, the Company refinanced its Restructured Credit Facility through a new senior secured bank facility and a portion of its Junior Notes was converted to Preferred Stock on April 27, 2004. The amount shown as the current portion of long-term debt at April 3, 2004 reflects those amounts due within one year under the new financing arrangement.

Description of Convertible Subordinated Notes

In connection with the emergence from Chapter 11, the Company issued $50 million of 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) pursuant to an indenture dated as of March 5, 2003 (the “Junior Indenture”). The Junior Notes are unsecured subordinated indebtedness of the Company and are subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. Under the terms of the Junior Notes, the holders may elect to increase the principal amount of the notes in lieu of receiving semi-annual interest payments in cash. The Junior Notes are convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contains several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

During the first three months of 2004, $2.7 million of the Company’s Junior Notes were converted into approximately 371,500 shares of the Company’s Class A Common Stock.

Subsidiary Indebtedness

The Company’s China-based majority owned subsidiary (“Nanhai”) has a credit facility with a financial institution in China which is scheduled to mature in April 2004. The amount of outstanding indebtedness under the facility was $6.9 million and $8.5 million at April 3, 2004 and January 3, 2004, respectively. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $9.0 million.

The Company’s Argentina-based majority owned subsidiary (“DNS”) has two credit facilities denominated in U.S. dollars totaling approximately $2.6 million (all with current maturities) at April 3, 2004 and $3.4 million (with current maturities of approximately $3.1 million) at January 3, 2004, respectively. The facilities are scheduled to mature in 2004 and 2005, respectively.

Note 8.   Income Taxes

The Company recognized income tax expense of $2.5 million for the three months ended April 3, 2004 on a consolidated loss before income taxes of $6.3 million for such period. This primarily resulted from income taxes accrued on the earnings generated by foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the combined pre-tax losses incurred in the United States. During the three months ended March 29, 2003, the Company recognized an income tax expense of approximately $2.6 million.

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement plans for the fiscal 2003 period reflect the combined data of the Successor for the one month ended March 29, 2003 with that of the Predecessor for the two months ended March 1, 2003.

Components of net periodic benefit costs for the three months ended April 3, 2004 and March 29, 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Current service costs	$590	$620	$101	$98
Interest costs on projected benefit obligation and other	1,253	1,234	215	228
Return on plan assets	(1,334)	(1,197)	—	—
Amortization of transition obligation and other	(3)	59	—	—
Periodic benefit cost, net	$506	$716	$316	$326

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of April 3, 2004, the Company contributed $3.8 million to its pension plans for the 2004 benefit year. The Company presently anticipates contributing an additional $2.8 million to fund its pension plans in 2004 for a total of $6.6 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until the authoritative guidance on the accounting for the federal subsidy under the Act is issued. When the guidance is issued, the Company could be required to change previously reported information. Any measure of the periodic benefit cost, benefit obligation and related disclosures for the U.S. and other postretirement benefit plans do not reflect the effect of the Act.

Note 10.   Stock Option Plans

On December 11, 2003, the Company awarded the initial non-qualified stock options under the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a five-year period beginning January 1, 2004. As of April 3, 2004, 400,000 shares of the Company’s Class A common stock were reserved for issuance under the 2003 Plan, of which 160,000 shares are available for future grants.

The Company elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Compensation costs were not recorded in net income for stock options, as all options granted under the 2003 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs will be recognized when it becomes probable that such performance criteria will be achieved.

If the Company applied the fair value recognition provision of SFAS No. 123 to stock-based compensation as required by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the amount of stock-based compensation would have approximately equaled the amount charged to operations. Therefore, no pro forma calculations of net income (loss) and earnings (loss) per common share for the first quarter of 2004 are included. Since all stock options under plans approved prior to 2003 were canceled as part of the Company’s emergence from Chapter 11, no pro forma information is shown for the first quarter of 2003.

Note 11.   Segment Information

The Company’s reportable market segments consist of Consumer and Industrial & Specialty reflecting the management of the Company’s business based on product sales. Beginning in fiscal 2003, the Company was required to report operating data to its senior lenders under the Restructured Credit Facility based upon the Company’s primary operating divisions. Therefore, disclosures for the operating divisions have also been presented in the following table. Sales to P&G account for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Consumer market segment and the loss of these sales would have a material adverse effect on this segment. Generally, the Company’s nonwoven products can be manufactured on more

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales and the Company believes a reasonable basis for allocating certain costs is the percent of net sales method for market segment data. During the three months ended April 3, 2004, the one month ended March 29, 2003 and the two months ended March 1, 2003, the Company recorded plant realignment costs which have not been allocated to the segment data.

Financial data by market segment is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two months Ended March 1, 2003
Net sales:
Consumer	$110,958	$35,044	$74,956
Industrial & specialty	95,784	29,023	57,953
	$206,742	$64,067	$132,909
Operating income:
Consumer	$4,055	$1,670	$3,105
Industrial & specialty	7,288	1,589	2,725
	11,343	3,259	5,830
Plant realignment costs	(584)	(8)	(4)
	$10,759	$3,251	$5,826
Depreciation and amortization expense included in operating income:
Consumer	$7,609	$2,701	$4,375
Industrial & specialty	5,068	1,170	3,012
	$12,677	$3,871	$7,387

	April 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
Consumer	$385,165	$392,419
Industrial & specialty	332,492	321,851
Corporate	(2,011)	7,040
	$715,646	$721,310

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by operating division is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two months Ended March 1, 2003
Net sales:
Nonwovens	$164,214	$50,075	$108,373
Oriented Polymers	42,649	13,992	24,536
Eliminations	(121)	—	—
	$206,742	$64,067	$132,909
Operating income (loss):
Nonwovens	$11,935	$3,357	$7,852
Oriented Polymers	3,538	1,058	1,461
Unallocated Corporate	(4,476)	(1,028)	(3,598)
Eliminations	346	(128)	115
	11,343	3,259	5,830
Plant realignment costs	(584)	(8)	(4)
	$10,759	$3,251	$5,826
Depreciation and amortization expense included in operating income (loss):
Nonwovens	$10,572	$3,477	$5,766
Oriented Polymers	2,074	666	1,349
Unallocated Corporate	377	(272)	272
Eliminations	(346)	—	—
	$12,677	$3,871	$7,387

	April 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
Nonwovens	$693,516	$708,595
Oriented Polymers	150,314	147,075
Corporate	(2,011)	7,040
Eliminations	(126,173)	(141,400)
	$715,646	$721,310

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations is presented in the following table (in thousands):

	Successor		Predecessor
	Three Months Ended April 3, 2004	One Month Ended March 29, 2003	Two months Ended March 1, 2003
Net sales:
United States	$90,345	$28,141	$58,992
Canada	28,592	9,034	16,416
Europe	51,470	15,829	33,936
Asia	6,818	2,140	4,773
Latin America	29,517	8,923	18,792
	$206,742	$64,067	$132,909
Operating income (loss):
United States	$(777)	$(749)	$(1,582)
Canada	1,925	817	1,233
Europe	4,445	1,077	2,330
Asia	544	249	848
Latin America	5,206	1,865	3,001
	11,343	3,259	5,830
Plant realignment costs	(584)	(8)	(4)
	$10,759	$3,251	$5,826
Depreciation and amortization expense included in operating income (loss):
United States	$5,824	$1,991	$3,658
Canada	1,503	468	950
Europe	2,343	659	1,166
Asia	994	275	628
Latin America	2,013	478	985
	$12,677	$3,871	$7,387

	April 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
United States	$163,974	$155,685
Canada	101,998	106,428
Europe	272,376	279,269
Asia	38,203	37,987
Latin America	139,095	141,941
	$715,646	$721,310

Note 12.   Legal Proceedings

On August 18, 2003 an affiliate (“Affiliate”) of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney’s fees. The Company believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson (J&J). The primary issue in the arbitration is the Company’s assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. The arbitration is currently pending in the State of New York.

Note 13.   Supplemental Cash Flow Information

Noncash transactions in the first quarter of 2004 included the payment in kind in lieu of cash payment of $1.0 million of interest expense on the Junior Notes and the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,500 shares of the Company’s Class A Common Stock.

Note 14.   Subsequent Events

On April 27, 2004, the Company entered into a new senior secured bank facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first-lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous Restructured Credit Facility and pay related fees and expenses. The Company has the remainder of the proceeds available for working capital needs, if necessary. The senior secured first-lien term loan requires quarterly payments of $750,000 beginning in September 2004 and accrues interest at LIBOR plus 325 basis points. The senior secured second-lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points.

The new credit agreement contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage covenants. The new credit agreement requires the Company to use a percentage of any proceeds from asset sales and excess cash flows, as defined by the agreement, to reduce its debt balances. Additionally, in accordance with the terms of the new credit agreement, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

In the second quarter of 2004, the Company will expense the unamortized balance of $5.2 million of loan acquisition costs related to the previous Restructured Credit Facility.

In conjunction with the refinancing, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the 10% Convertible Subordinated Notes due 2007 it controlled for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock. The dividends on the new preferred shares are payable, at the option of the Company, by issuing additional shares of preferred stock or paying such dividends in cash. The new preferred shares will have priority as to dividends over each class of common stock. The new preferred shares are mandatorily redeemable on June 30, 2012 payable, at the option of the Company, by paying in cash, by the issuance of Class A Common Stock or by a combination thereof. The Company also has the option to redeem the shares prior to that date, provided certain conditions have been met.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Additionally, subsequent to the end of the March 2004 quarter, the United States Bankruptcy Court for the District of South Carolina resolved certain claims against the Company in connection with the Modified Plan and approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of the Predecessor Company’s Class 4 General Unsecured Claims per the Predecessor Company’s Chapter 11 Plan of Reorganization.  If these shares had been outstanding for all Successor periods presented, the pro forma net loss per common share for the three months ended April 3, 2004 and the one month ended March 29, 2003 would have been $(0.87) per share and $(0.14) per share, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report on Form 10-Q and the annual report on Form 10-K for the period ended January 3, 2004.

For accounting purposes, the Company recognized the emergence from Chapter 11 on March 1, 2003, which was the end of the February accounting period. For purposes of discussion of results of operations, the one month ended March 29, 2003 (Successor) has been combined with two months ended March 1, 2003 (Predecessor).

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	100.0%	100.0%
Cost of goods sold
Materials	46.6	46.6
Labor	9.9	10.3
Overhead	24.9	26.2
	81.4	83.1
Gross profit	18.6	16.9
Selling, general and administrative expenses	13.1	12.3
Plant realignment costs	0.3	—
Operating income	5.2	4.6
Other expense
Interest expense, net	7.4	7.3
Investment gain, net	—	(0.1)
Minority interests	0.2	0.3
Foreign currency and other	0.7	0.6
	8.3	8.1
Loss before reorganization items and income taxes	(3.1)	(3.5)
Reorganization items	—	274.4
Income (loss) before income tax expense	(3.1)	270.9
Income tax expense	1.1	1.3
Net income (loss)	(4.2)%	269.6%

Comparison of Three Months Ended April 3, 2004 and March 29, 2003

The following table sets forth components of the Company’s net sales and operating income (loss) by market segment and operating division for the three months ended April 3, 2004 and the corresponding change over the comparable period in 2003 (in millions):

	Three Months Ended
	April 3, 2004	March 29, 2003	Change
Market Segments:
Net Sales
Consumer	$110.9	$110.0	$0.9
Industrial & Specialty	95.8	87.0	8.8
	$206.7	$197.0	$9.7
Operating income
Consumer	$4.1	$4.8	$(0.7)
Industrial & Specialty	7.3	4.3	3.0
	11.4	9.1	2.3
Plant realignment costs	(0.6)	—	(0.6)
	$10.8	$9.1	$1.7
Operating Divisions:
Net Sales
Nonwovens	$164.2	$158.5	$5.7
Oriented Polymers	42.6	38.5	$4.1
Eliminations	(0.1)	—	(0.1)
	$206.7	$197.0	$9.7
Operating income (loss)
Nonwovens	$11.9	$11.2	$0.7
Oriented Polymers	3.6	2.5	1.1
Unallocated Corporate	(4.5)	(4.6)	0.1
Eliminations	0.4	—	0.4
	11.4	9.1	2.3
Plant realignment costs	(0.6)	—	(0.6)
	$10.8	$9.1	$1.7

Restructuring related charges have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Net Sales

A reconciliation of the change in net sales between the three months ended April 3, 2004 and the three months ended March 29, 2003 is presented in the following table (in millions):

Net sales—three months ended March 29, 2003	$197.0
Change in sales due to:
Foreign currency	10.9
Volume	2.4
Price/mix	0.2
Businesses sold/exited	(3.8)
Net sales—three months ended April 3, 2004	$206.7

Consolidated net sales were approximately $206.7 million for the three months ended April 3, 2004, an increase of $9.7 million or 4.9% over the prior year comparable period. The increase in net sales was due primarily to the strengthening of foreign currencies, predominantly the Euro and the Canadian dollar, versus the U.S. dollar and increased sales volume, partially offset by decreases associated with businesses exited or sold.

Consumer net sales were $110.9 million in the first three months of 2004 compared to $110.0 million in 2003, an increase of $0.9 million or 0.9%. This segment’s sales were positively impacted by foreign currencies, predominantly in Europe, where the Euro was stronger against the U.S. dollar during 2004 compared to 2003. Increased volumes in Latin America and the U.S. were offset by declines in Europe and China. Industrial & Specialty net sales were $95.8 million in the first three months of 2004 compared to $87.0 million in the first three months of 2003, an increase of $8.8 million or 10.1%. Most of the year-to-year increase was due to the strengthening of the Euro and the Canadian dollar compared to the U.S. dollar.

Nonwovens net sales were $164.2 million in the first three months of 2004 compared to $158.5 million in 2003, an increase of $5.7 million or 3.6%. Within the nonwovens business, higher sales volume in the U.S. hygiene and Latin American medical markets were offset by volume losses in Asian hygiene and U.S. medical. The 2004 nonwovens sales were also favorably impacted by the strengthening of the Euro versus the U.S. dollar. Oriented Polymers net sales increased $4.1 million in the quarter-to-quarter comparison and benefited from the strengthening of the Canadian dollar versus the U.S. dollar.

Operating Income

A reconciliation of the change in operating income between the three months ended April 3, 2004 and March 29, 2003 is presented in the following table (in millions):

Operating income—three months ended March 29, 2003	$9.1
Change in operating income due to:
Lower manufacturing costs	5.8
Foreign currency	1.0
Volume	0.9
Price/mix	0.2
Businesses sold/exited	0.1
Higher raw material costs	(3.3)
Higher depreciation and amortization	(1.4)
Plant realignment costs	(0.6)
All other, primarily SG&A costs	(1.0)
Operating income—three months ended April 3, 2004	$10.8

Consolidated operating income was $10.8 million in the first three months of 2004 as compared to $9.1 million in the first three months of 2003. The improvement to operating income due to lower manufacturing costs reflects the benefit of the Company’s ongoing efforts to reduce spending and improve operating efficiency. Increased volumes and the strengthening of foreign currencies versus the U.S. dollar also contributed favorably to operating income in 2004. Offsetting these favorable impacts were higher raw material costs of $3.3 million, predominantly in the U.S. and Canadian businesses, higher depreciation and amortization charges due to the expansion efforts done in 2003, increased selling, general and administrative expenses and higher plant realignment charges, primarily in Europe.

Interest Expense and Other

Interest expense increased $0.8 million from $14.4 million during the three months ended March 29, 2003 to $15.2 million during the same period in 2004. The increase is primarily due to the higher interest rate associated with the Restructured Credit Facility being in effect for the entire first quarter of 2004, compared to only one month of the first quarter of 2003. Foreign currency and other increased approximately $0.2 million, from $1.2 million during the three months ended March 29, 2003 to $1.4 million for the comparable period in 2004.

Chapter 11 Reorganization Items

The Company recognized a net gain of $540.5 million from reorganization items upon its emergence from Chapter 11 in 2003. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million, offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

Income Taxes

The Company recognized income tax expense of $2.5 million for the three months ended April 3, 2004 on a consolidated loss before income taxes of $6.3 million for such period. This primarily resulted from income taxes accrued on the earnings generated by foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the combined pre-tax losses incurred in the United States. During the three months ended March 29, 2003, the Company recognized an income tax expense of approximately $2.6 million.

Net Income (Loss)

The Company’s net loss during the three months ended April 3, 2004 was approximately $8.8 million as a result of the factors described above, as compared to a net income of $531.0 million during the comparable period in 2003.

Liquidity and Capital Resources

The Company’s principal sources of liquidity for operations and expansions are funds generated internally and borrowings under the Company’s Restructured Credit Facility which provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. Additionally, as further discussed below, the Company refinanced its primary credit facility under more favorable terms in April 2004.

	April 3, 2004	January 3, 2004
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$15.2	$21.3
Working capital	152.8	119.1
Working capital, excluding current portion of long-term debt	158.3	153.1
Total assets	715.6	721.3
Total debt	485.4	483.4
Shareholders’ equity	51.1	59.2

	Three Months Ended
	April 3, 2004	March 29, 2003
	(In Millions)
Cash flow data:
Net cash used in operating activities	$(7.0)	$(11.8)
Net cash provided by (used in) investing activities	(3.7)	6.8
Net cash provided by (used in) financing activities	4.7	(15.6)

Operating Activities

Net cash used in operating activities was $7.0 million during the three months ended April 3, 2004, an approximate $4.8 million improvement from the $11.8 million used in operating activities during the three months ended March 29, 2003. The decreased level of net cash used in operating activities reflects the Company’s improvement in its operating profitability. The Company continues to have access to a $50.0 million revolving credit facility to help it to meet short-term cash requirements. Generally, the Company strives to keep that borrowing balance at a minimum.

The Company had working capital of approximately $152.8 million at April 3, 2004, compared with $119.1 million at January 3, 2004. Excluding the current portion of long-term debt, working capital was $158.3 million at April 3, 2004, compared to $153.1 million at January 3, 2004. Accounts receivable on April 3, 2004 were $127.4 million as compared to $121.1 million on January 3, 2004, an increase of $6.3 million, primarily due to higher sales. Accounts receivable represented approximately 56 days of sales outstanding at April 3, 2004 versus approximately 60 days outstanding on January 3, 2004. Inventories at April 3, 2004 were approximately $102.4 million, an increase of $5.9 million from inventories at January 3, 2004 of $96.5 million. The Company had approximately 56 days of inventory on hand at April 3, 2004 versus approximately 59 days on hand at January 3, 2004. Accounts payable at April 3, 2004 was $60.8 million as compared to $57.1 million on January 3, 2004, an increase of $3.7 million. Accounts payable represented 33 days of payables outstanding at April 3, 2004, compared to 35 days of payable outstanding on January 3, 2004.

Investing and Financing Activities

Cash used in investing activities amounted to $3.7 million during the three months ended April 3, 2004, compared to the $6.8 million provided by investing activities during the three months ended March 29, 2003. Capital expenditures during the first three months of 2004 totaled $4.5 million, a decrease of $0.6 million from capital spending of $5.1 million during the same period in fiscal 2003. Investing activities during the first three months of 2004 and 2003 included proceeds from the sale of assets of $0.8 million and $11.9 million, respectively.

Cash provided by financing activities amounted to $4.7 million during the three months ended April 3, 2004, compared to the $15.6 million used in financing activities during the three months ended March 29, 2003. During the first three months of 2004, the Company received net proceeds of $4.7 million under its credit facilities, whereas the Company used $14.7 million of cash to pay down its debt during the comparable quarter of 2003.

Liquidity Summary

As discussed in Note 14 to the Consolidated Financial Statements, on April 27, 2004, the Company entered into a new senior secured bank facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first-lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Restructured Credit Facility and pay related fees and expenses. The Company has the remainder of the proceeds available for working capital needs, if necessary. The senior secured first-lien term loan requires quarterly payments of $750,000 beginning in September 2004 and accrues interest at LIBOR plus 325 basis points. The senior secured second-lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points. The new credit facility provides the Company with increased flexibility in terms of cash availability, less stringent requirements for covenant compliance, extended maturity dates and substantially reduced net cash interest costs.

The new credit agreement contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage covenants. The new credit agreement requires the Company to use a percentage of any proceeds from asset sales and excess cash flows, as defined by the agreement, to reduce its debt balances. Additionally, in accordance with the terms of the new credit agreement, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

In conjunction with the refinancing, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the 10% Convertible Subordinated Notes due 2007 it controlled for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock. The dividends on the new preferred shares are payable, at the option of the Company, by issuing additional shares of preferred stock or paying such dividends in cash. The new preferred shares will have priority as to dividends over each class of common stock. The new preferred shares are mandatorily redeemable on June 30, 2012 payable, at the option of the Company, by paying in cash, by the issuance of Class A Common Stock or by a combination thereof. The Company also has the option to redeem the shares prior to that date, provided certain conditions have been met.

Based on the ability to generate working capital through its operations and the financial flexibility provided by the new senior secured credit facility, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, overhead and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first quarters of 2003 and 2004.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including, but not limited to, those related to fresh start accounting, sales returns and allowances and credit risks, inventories, income taxes, impairment of long-lived assets, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Fresh Start Accounting:   In connection with the Company’s Chapter 11 reorganization, the Company has applied Fresh Start Accounting (as defined herein) to its consolidated balance sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA. Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Accounting is applied. On March 5, 2003, the Company emerged from bankruptcy. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

The reorganization value of the Company’s new common equity at March 1, 2003 of approximately $73.4 million was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to Fresh Start Accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At April 3, 2004, a reserve of $13.6 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks for changes in foreign currency exchange rates and has exposure to commodity price risks, including prices of primary raw materials. As substantially all of the Company’s debt at April 3, 2004 is based on a specified base rate plus a specified margin and is capped at 12.0%, the Company’s exposure to interest rate inflation is limited. The Company does not hold or issue any financial instruments for trading or speculative purposes.

Long-Term Debt and Interest Rate Market Risk

Fixed Rate Debt

Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s debt, which is substantially fixed-rate or has a cap on the interest rate, at April 3, 2004 approximated its carrying value. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments would change interest expense by approximately $4.8 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2003 and the first quarter of 2004, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have been relatively stable, amounting to 46.6% in each of the first quarters of 2003 and 2004.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.0 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of April 3, 2004.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 18, 2003 an affiliate (“Affiliate”) of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney’s fees. The Company believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES

During the first three months of 2004, $2.7 million of the Company’s Junior Notes were converted into approximately 371,500 shares of the Company’s Class A common stock at the conversion rate of 137.14286 shares per $1,000 of Junior Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
4.1

Credit Agreement, dated as of April 27, 2004 among Polymer Group, Inc., as Borrower, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent, Documentation Agent, First Lien Collateral Agent, Second Lien Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner.*

4.2

Security Agreement by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc., as First Lien Collateral Agent and as Second Lien Collateral Agent, dated as of April 27, 2004.*

4.3

Pledge Agreement by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc., as First Lien Collateral Agent and as Second Lien Collateral Agent, dated as of April 27, 2004.*

4.4

Guarantee Agreement dated as of April 27, 2004, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., and Citicorp North America, Inc., as First Lien Collateral Agent, Second Lien Collateral Agent and Administrative Agent.*

4.5	Certificate of Designation, Powers, Preferences and Rights of 16% Series A Convertible Pay-In-Kind Preferred Stock of Polymer Group, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*      Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2004.

(b)Reports on Form 8-K During the Quarter Ended April 3, 2004

On March 30, 2004, the Company filed a report on Form 8-K, which included the press release for the period ended January 3, 2004. Also included in this filing are the condensed consolidated balance sheet and the consolidated statement of operations for the fiscal fourth quarter ended January 3, 2004, the ten months ended January 3, 2004 and the two months ended March 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polymer Group, Inc.

Date: May 17, 2004	By:	/s/ James L. Schaeffer
James L. Schaeffer Chief Executive Officer

Date: May 17, 2004	By:	/s/ Willis C. Moore III
Willis C. Moore III Chief Financial Officer