Form 10-Q
period 2004-07-03
POLYMER GROUP INC
filed 2004-08-16
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

On August 10, 2004 there were 10,042,800 shares of Class A common stock, 274,291 shares of Class B common stock and 54,251 shares of Class C common stock outstanding. No shares of Class D or Class E were outstanding as of such date. The par value for each class of common shares is $.01 per share.

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

•       domestic and foreign competition;

•       reliance on major customers and suppliers; and

•       risks relating to operations in foreign jurisdictions.

ITEM 1. FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,852	$21,336
Accounts receivable, net	126,993	121,146
Inventories	101,440	96,513
Deferred income taxes	141	143
Other current assets	23,134	20,554
Total current assets	272,560	259,692
Property, plant and equipment, net	397,602	416,508
Intangibles and loan acquisition costs, net	36,987	33,560
Deferred income taxes	2,348	2,335
Other assets	4,125	9,215
Total assets	$713,622	$721,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,831	$8,454
Accounts payable	58,053	57,091
Accrued liabilities	38,851	39,850
Income taxes payable	1,256	1,190
Current portion of long-term debt	5,144	34,001
Total current liabilities	109,135	140,586
Long-term debt, less current portion	432,181	440,992
Deferred income taxes	26,077	28,711
Other noncurrent liabilities	33,478	37,670
Total liabilities	600,871	647,959
Minority interests	15,216	14,151
16% Series A convertible pay-in-kind preferred shares—42,633 shares issued and outstanding at July 3, 2004	43,908	—
Shareholders’ equity:
Class A common stock—10,042,800 and 8,228,425 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	100	82
Class B convertible common stock—274,291 and 389,977 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	3	4
Class C convertible common stock—54,251 and 34,892 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	1	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid in capital	76,338	73,304
Retained earnings (deficit)	(37,305)	(32,986)
Accumulated other comprehensive income	14,490	18,796
Total shareholders’ equity	53,627	59,200
Total liabilities and shareholders’ equity	$713,622	$721,310

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended July 3, 2004 and June 28, 2003

(In Thousands, Except Per Share Data)

	Successor
	Three Months Ended July 3, 2004	Three Months Ended June 28, 2003
Net sales	$210,591	$198,757
Cost of goods sold	173,626	165,041
Gross profit	36,965	33,716
Selling, general and administrative expenses	24,627	24,686
Plant realignment costs	656	2,408
Arbitration settlement, net	(13,394)	—
Operating income	25,076	6,622
Other expense (income):
Interest expense, net	9,357	14,962
Minority interests	624	539
Foreign currency and other	5,732	(619)
	15,713	14,882
Income (loss) before income tax expense	9,363	(8,260)
Income tax expense	3,640	2,855
Net income (loss)	5,723	(11,115)
Accrued dividends on PIK preferred shares	1,271	—
Earnings (losses) available for common shareholders	$4,452	$(11,115)
Net earnings (losses) available per common share:
Basic	$0.45	$(1.29)
Diluted	$0.36	$(1.29)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended July 3, 2004,

Four Months Ended June 28, 2003 and

Two Months Ended March 1, 2003

(In Thousands, Except Per Share Data)

	Successor		Predecessor
	Six Months Ended July 3, 2004	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003
Net sales	$417,334	$262,824	$132,909
Cost of goods sold	341,889	217,670	111,075
Gross profit	75,445	45,154	21,834
Selling, general and administrative expenses	51,762	32,865	16,004
Plant realignment costs	1,241	2,416	4
Arbitration settlement, net	(13,394)	—	—
Operating income	35,836	9,873	5,826
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003)	24,534	18,722	10,665
Investment gain, net	—	—	(291)
Minority interests	1,107	739	441
Foreign currency and other	7,118	(850)	1,434
	32,759	18,611	12,249
Income (loss) before reorganization items and income taxes	3,077	(8,738)	(6,423)
Reorganization items, net gain	—	—	(540,479)
Income (loss) before income tax expense	3,077	(8,738)	534,056
Income tax expense	6,125	3,726	1,692
Net income (loss)	(3,048)	(12,464)	532,364
Accrued dividends on PIK preferred shares	1,271	—	—
Earnings (losses) available for common shareholders	$(4,319)	$(12,464)	$532,364
Net earnings (losses) available per common share:
Basic	$(0.46)	$(1.44)	$16.63
Diluted	$(0.46)	$(1.44)	$16.63

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Six Months Ended July 3, 2004

(In Thousands)

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings/	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Balance, January 3, 2004, audited	$86	$73,304	$(32,986)	$18,796	$59,200
Net income (loss)	—	—	(3,048)	—	(3,048)	$(3,048)
Accrued dividends on PIK preferred shares	—	—	(1,271)	—	(1,271)	—
Currency translation adjustment	—	—	—	(3,707)	(3,707)	(3,707)
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	(599)	(599)	(599)
Compensation recognized on stock options and restricted stock grants	—	345	—	—	345	—
Class A and Class C common stock issued under order of United States Bankruptcy Court	14	(14)	—	—	—	—
Conversion of junior notes to Class A common stock	4	2,703	—	—	2,707	—
Balance, July 3, 2004	$104	$76,338	$(37,305)	$14,490	$53,627	$(7,354)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In Thousands)

	Successor		Predecessor
	Six Months Ended July 3, 2004	Four Month Ended June 28, 2003	Two Months Ended March 1, 2003
Operating activities:
Net income (loss)	$(3,048)	$(12,464)	$532,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on investments	—	—	(291)
Gain on cancellation of prepetition indebtedness	—	—	(619,913)
Deferred income taxes	(2,634)	—	3,010
Fresh start adjustments	—	—	47,460
Write-off of loan acquisition costs	5,022	—	10,217
Depreciation and amortization	26,467	16,818	8,812
Noncash interest and compensation	2,104	1,368	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,409)	(9,210)	(8,195)
Inventories	(6,268)	2,683	(887)
Current and other assets	2,510	(1,526)	6,675
Accounts payable and accrued liabilities	1,200	1,745	13,027
Other, net	(1,121)	5,147	(5,180)
Net cash provided by (used in) operating activities	16,823	4,561	(12,901)
Investing activities:
Purchases of property, plant and equipment	(8,854)	(11,542)	(3,062)
Proceeds from sale of marketable securities	—	—	11,867
Proceeds from sale of other assets	783	—	—
Other, net	—	—	15
Net cash provided by (used in) investing activities	(8,071)	(11,542)	8,820
Financing activities:
Proceeds from issuance of debt	485,217	—	535,310
Repayment of debt	(481,922)	(1,308)	(549,031)
Loan acquisition costs and other	(12,306)	(743)	(948)
Net cash provided by (used in) financing activities	(9,011)	(2,051)	(14,669)
Effect of exchange rate change on cash	(225)	3,317	4,632
Net increase (decrease) in cash and cash equivalents	(484)	(5,715)	(14,118)
Cash and cash equivalents at beginning of period	21,336	31,783	45,901
Cash and cash equivalents at end of period	$20,852	$26,068	$31,783

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

Reclassification

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with current period classification.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46”). FIN 46 requires that all primary beneficiaries of variable interest entities (VIEs) consolidate that entity. The provisions of FIN 46 related to VIEs created or acquired after January 31, 2003 were effective and adopted by the Company in fiscal year 2003. The provisions of FIN 46 related to VIE’s in which an enterprise holds an interest it acquired before February 1, 2003 were effective for the Company in the first quarter of fiscal 2004. The Company has determined that it does not have any relationships or contracts that constitute a variable interest.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company has determined that it does not have any financial instruments that are within the scope of SFAS No. 150.

Note 2.   Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $12.5 million and $13.6 million at July 3, 2004 and January 3, 2004, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Several of the individual customer balances specifically provided for in the allowance for doubtful accounts have improved their payment trend and reported improving financial results. Accordingly, the Company recorded a reduction in the provision for doubtful accounts of $1.1 million during the second quarter of 2004.

In the first six months of 2004 and 2003, The Procter & Gamble Company (“P&G”) accounted for approximately 12% and 13%, respectively, of the Company’s sales.

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

	July 3, 2004	January 3, 2004
	(Unaudited)
Finished goods	$48,787	$47,288
Work in process	16,820	16,579
Raw materials	35,833	32,646
	$101,440	$96,513

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying balance sheet. A summary of the business restructuring activity during the first six months of fiscal 2004 is presented in the following table (in thousands):

Balance accrued at beginning of year	$4,564
2004 plant realignment costs	1,241
Cash payments	(3,954)
Adjustments	36
Balance accrued at end of period	$1,887

In December 2003, the Company made the business decision to discontinue one of its production lines in the European operations. Accordingly, in addition to certain costs recorded in 2003, plant realignment costs of $1.2 million, which include severance and other cash costs, were charged to the results of operations in the first six months of 2004.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	July 3,	January 3,
	2004	2004
	(Unaudited)
Cost:
Proprietary technology	$26,536	$26,533
Loan acquisition costs and other	18,751	13,534
	45,287	40,067
Less accumulated amortization	(8,300)	(6,507)
	$36,987	$33,560

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of amortization expense are shown in the table below (in thousands):

	Successor				Predecessor
	Three Months Ended July 3, 2004	Three Months Ended June 28, 2003	Six Months Ended July 3, 2004	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,433	$1,446	$2,885	$1,973	$220
Loan acquisition costs included in interest expense, net	490	473	969	631	1,425
Total amortization expense	$1,923	$1,919	$3,854	$2,604	$1,645

Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

In conjunction with the refinancing of the Restructured Credit Facility on April 27, 2004, the Company charged the unamortized balance of the loan acquisition costs related to that debt of $5.0 million to Foreign currency and other in April 2004. Additionally, with the issuance of the new Senior Secured Bank Facility, the Company capitalized approximately $12.2 million of loan acquisition costs, which were primarily bank arrangement and legal fees.

Note 6.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 3,	January 3,
	2004	2004
	(Unaudited)
Salaries, wages and fringe benefits	$17,507	$15,443
Restructuring	1,887	4,564
Interest	784	1,877
Sales commissions and promotions	2,094	2,070
Professional fees	1,480	4,074
Other	15,099	11,822
	$38,851	$39,850

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt

The Company had outstanding short-term borrowings denominated in U.S. dollars and Chinese rmb of $5.8 million (at an average annual interest rate of approximately 4.49%) and $8.5 million (at an average annual interest rate of approximately 5.31%) as of July 3, 2004 and January 3, 2004, respectively.

Long-term debt consists of the following (in thousands):

	July 3,	January 3,
	2004	2004
	(Unaudited)
Senior Secured Bank Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 4.35% as of July 3, 2004; due in quarterly payments of $750 thousand beginning in September 2004 with the balance due April 27, 2010	$300,000	—
Second Lien Term Loan—interest at 7.35% as of July 3, 2004; due April 27, 2011	125,000	—

Restructured Credit Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin, are capped at 12.00% and are subject to certain terms and conditions; terminating on December 31, 2006:

Term Loans—interest at 12.00%; due December 31, 2006	—	$416,834
Junior Notes—interest at 10.00%; due December 31, 2007	10,132	53,717
Other	2,193	4,442
	437,325	474,993
Less: Current maturities	(5,144)	(34,001)
	$432,181	$440,992

Senior Secured Bank Facility

The Company’s Senior Secured Bank Facility (the “Bank Facility”), which was entered into on April 27, 2004, consists of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous Restructured Credit Facility and pay related fees and expenses.

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 3, 2004, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2004. The loans require the Company to use a percentage of proceeds from excess cash flows, as defined by the agreement, to reduce its debt balances.

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company’s total leverage ratio. The Company had no outstanding borrowings at July 3, 2004 under the revolving credit facility. Average borrowings under the revolving credit facility for the period from April 28, 2004 to July 3, 2004 were $14.7 million at an average rate of 5.80%. The revolving portion of the credit facility matures on April 27, 2009.

In accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 of the Consolidated Financial Statements.

Subject to certain terms and conditions, a portion of the Bank Facility may be used for revolving letters of credit. As of July 3, 2004, the Company had $7.9 million of standby letters of credit outstanding under this facility, which related primarily to the short-term borrowings of the Company’s China-based majority owned subsidiary (“Nanhai”).

Restructured Credit Facility

Until it was refinanced on April 27, 2004, the Company’s Restructured Credit Facility consisted of secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. All borrowings under the Restructured Credit Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility contained covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Company was in compliance with all such covenants through the date of the refinancing. The interest rate applicable to borrowings under the Restructured Credit Facility is based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The effective rate on the term loans was 12.00%, which was the cap on the sum of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee. The Company’s average borrowings under the revolving credit agreement, which had an effective interest rate of 6.75%, were $8.7 million for the period from January 4, 2004 to April 27, 2004.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

During the first quarter of 2004, $2.7 million of the Company’s Junior Notes were converted into approximately 371,500 shares of the Company’s Class A Common Stock.

During the second quarter of 2004, in conjunction with the refinancing of the Company’s long-term debt, the Company’s majority shareholder exchanged an additional $42.6 million in aggregate principal amount of the Company’s Junior Notes it controlled for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock (the “PIK Preferred Shares”). For further discussion of the Company’s PIK Preferred Shares, see Note 11 of the Consolidated Financial Statements.

Subsidiary Indebtedness

Nanhai has a credit facility with a financial institution in China which is scheduled to mature in June 2005. The amount of outstanding indebtedness under the facility was $5.8 million and $8.5 million at July 3, 2004 and January 3, 2004, respectively. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $7.1 million.

The Company’s Argentina-based majority owned subsidiary (“DNS”) has two credit facilities denominated in U.S. dollars totaling approximately $1.8 million (all with current maturities) at July 3, 2004 and $3.4 million (with current maturities of approximately $3.1 million) at January 3, 2004, respectively.

Note 8.   Income Taxes

The Company recognized income tax expense of $6.1 million for the six months ended July 3, 2004 on consolidated income before income taxes of $3.1 million for such period. This tax expense in excess of income before income tax expense primarily resulted from income taxes attributable to the earnings generated by foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the pre-tax losses incurred in the United States. During the six months ended June 28, 2003, the Company recognized an income tax expense of approximately $5.4 million.

The Company recognized income tax expense of $3.6 million and $2.9 million during the quarters ended July 3, 2004 and June 28, 2003, respectively. The income tax expense in 2003 was in excess of statutory rates as no federal income tax benefit was recognized for the combined pre-tax losses incurred in the United States.

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement plans

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

for the fiscal 2003 period reflect the combined data of the Successor for the four months ended June 28, 2003 with that of the Predecessor for the two months ended March 1, 2003.

Components of net periodic benefit costs for the three and six months ended July 3, 2004 and June 28, 2003 are as follows:

	Pension Benefit Plans
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Current service costs	$570	$656	$1,160	$1,276
Interest costs on projected benefit obligation and other	1,218	1,301	2,471	2,535
Return on plan assets	(1,295)	(1,266)	(2,629)	(2,463)
Amortization of transition obligation and other	(3)	63	(6)	122
Periodic benefit cost, net	$490	$754	$996	$1,470

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Current service costs	$101	$98	$202	$196
Interest costs on projected benefit obligation and other	213	236	428	464
Periodic benefit cost, net	$314	$334	$630	$660

As of July 3, 2004, the Company contributed $4.1 million to its pension plans for the 2004 benefit year. The Company presently anticipates contributing an additional $2.3 million to fund its pension plans in 2004 for a total of $6.4 million.

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

Note 10.   Stock Option Plans

On December 11, 2003, the Company awarded the initial non-qualified stock options under the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a five-year period beginning January 1, 2004. As of  July 3, 2004, 400,000 shares of the Company’s Class A common stock were reserved for issuance under the 2003 Plan, of which 160,000 shares are available for future grants.

The Company elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). All options granted under the 2003 Plan had an

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

exercise price equal to the market value of the underlying common stock on the date of grant. However, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs will be recognized when it becomes probable that such performance criteria will be achieved. Accordingly, during the three months and six months ended July 3, 2004, the Company recognized compensation expense associated with such plans of $180,000.

If the Company applied the fair value recognition provision of SFAS No. 123 to stock-based compensation as required by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the amount of stock-based compensation would have approximately equaled the amount charged to operations. Therefore, no pro forma calculations of net income (loss) and earnings (loss) per common share for the first six months of 2004 are included herein. Since all stock options under plans approved prior to 2003 were canceled as part of the Company’s emergence from Chapter 11, no pro forma information is shown for 2003.

Note 11.   Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional shares of preferred stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

At any time prior to to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock.

As of July 3, 2004, the Company accrued a dividend of approximately $1.3 million which is expected to be settled in the form of additional PIK Preferred Shares.

Note 12.   Derivative and Other Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage market risks and reduce its exposure from fluctuations in interest rates. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Activities (an Amendment of SFAS No. 133)” requires the Company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.

The Company uses interest-rate derivative instruments to manage its exposure on its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of July 3, 2004, the notional amount of these contracts, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss). The fair value of the interest rate swap as of July 3, 2004 of $0.6 million was based on current settlement values and was recorded in Other noncurrent liabilities on the Consolidated Balance Sheet.

The impact of the settlement of these swaps on interest expense, net  for the three and six months ended July 3, 2004 was an increase of $0.6 million.

Note 13.   Segment Information

The Company’s reportable market segments consist of Consumer and Industrial & Specialty reflecting the management of the Company’s business based on product sales. The Company also manages the business’ profitability based upon the Company’s primary operating divisions. Therefore, disclosures for the operating divisions have also been presented in the following table. Sales to P&G account for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Consumer market segment and the loss of these sales would have a material adverse effect on this segment. Generally, the Company’s nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales and the Company believes a reasonable basis for allocating certain costs is the percent of net sales method for market segment data. During the three and six months ended July 3, 2004, the three and four months ended June 28, 2003 and the two months ended March 1, 2003, the Company recorded plant realignment costs which have not been allocated to the segment data. Additionally, the arbitration settlement, net has not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by market segment is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended	Four Months Ended	Two months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	March 1, 2003
Net sales:
Consumer	$110,496	$108,637	$221,455	$143,681	$74,956
Industrial & specialty	100,095	90,120	195,879	119,143	57,953
	$210,591	$198,757	$417,334	$262,824	$132,909
Operating income:
Consumer	$3,590	$3,514	$7,645	$5,184	$3,105
Industrial & specialty	8,748	5,516	16,038	7,105	2,725
	12,338	9,030	23,683	12,289	5,830
Plant realignment costs	(656)	(2,408)	(1,241)	(2,416)	(4)
Arbitration settlement, net	13,394	—	13,394	—	—
	$25,076	$6,622	$35,836	$9,873	$5,826
Depreciation and amortization expense included in operating income:
Consumer	$7,792	$7,394	$15,401	$10,082	$4,375
Industrial & specialty	5,030	4,854	10,098	6,037	3,012
	$12,822	$12,248	$25,499	$16,119	$7,387
			July 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
Consumer			$375,920	$392,419
Industrial & specialty			332,507	321,851
Corporate			5,195	7,040
			$713,622	$721,310

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by operating division is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended	Four Months Ended	Two months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	March 1, 2003
Net sales:
Nonwovens	$164,257	$158,320	$328,471	$208,395	$108,373
Oriented Polymers	46,442	40,437	89,091	54,429	24,536
Eliminations	(108)	—	(228)	—	—
	$210,591	$198,757	$417,334	$262,824	$132,909
Operating income:
Nonwovens	$11,839	$10,810	$23,774	$14,167	$7,852
Oriented Polymers	4,688	2,739	8,226	3,797	1,461
Unallocated Corporate	(4,231)	(4,483)	(8,707)	(5,511)	(3,598)
Eliminations	42	(36)	390	(164)	115
	12,338	9,030	23,683	12,289	5,830
Plant realignment costs	(656)	(2,408)	(1,241)	(2,416)	(4)
Arbitration settlement, net	13,394	—	13,394	—	—
	$25,076	$6,622	$35,836	$9,873	$5,826
Depreciation and amortization expense included in operating income:
Nonwovens	$10,501	$10,133	$21,073	$13,610	$5,766
Oriented Polymers	1,998	2,077	4,072	2,743	1,349
Unallocated Corporate	387	—	764	(272)	272
Eliminations	(64)	38	(410)	38	—
	$12,822	$12,248	$25,499	$16,119	$7,387
			July 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
Nonwovens			$683,905	$708,595
Oriented Polymers			145,097	147,075
Corporate			5,195	7,040
Eliminations			(120,575)	(141,400)
			$713,622	$721,310

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations is presented in the following table (in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended	Four Months Ended	Two months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	March 1, 2003
Net sales:
United States	$93,698	$83,737	$184,044	$111,878	$58,992
Canada	27,723	26,781	56,315	35,815	16,416
Europe	49,225	53,348	100,695	69,177	33,936
Asia	8,803	7,880	15,621	10,020	4,773
Latin America	31,142	27,011	60,659	35,934	18,792
	$210,591	$198,757	$417,334	$262,824	$132,909
Operating income (loss):
United States	$126	$(2,324)	$(649)	$(3,073)	$(1,582)
Canada	2,104	1,365	4,029	2,182	1,233
Europe	3,965	5,558	8,410	6,635	2,330
Asia	1,056	832	1,600	1,081	848
Latin America	5,087	3,599	10,293	5,464	3,001
	12,338	9,030	23,683	12,289	5,830
Plant realignment costs	(656)	(2,408)	(1,241)	(2,416)	(4)
Arbitration settlement, net	13,394	—	13,394	—	—
	$25,076	$6,622	$35,836	$9,873	$5,826
Depreciation and amortization expense included in operating income (loss):
United States	$6,093	$6,164	$11,917	$8,155	$3,658
Canada	1,454	1,510	2,957	1,978	950
Europe	2,252	2,180	4,595	2,839	1,166
Asia	998	903	1,992	1,178	628
Latin America	2,025	1,491	4,038	1,969	985
	$12,822	$12,248	$25,499	$16,119	$7,387
			July 3, 2004	January 3, 2004
Identifiable assets (including intangible assets):
United States			$171,435	$155,685
Canada			98,708	106,428
Europe			265,547	279,269
Asia			35,415	37,987
Latin America			142,517	141,941
			$713,622	$721,310

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 14.   Foreign Currency and Other

Components of foreign currency and other are shown in the table below (in thousands):

	Successor				Predecessor
	Three Months Ended July 3, 2004	Three Months Ended June 28, 2003	Six Months Ended July 3, 2004	Four Months Ended June 28, 2003	Two Months Ended March 1, 2003
Foreign currency loss (gain)	$740	$(648)	$2,017	$(847)	$1,814
Write-off of loan acquisition costs related to Restructured Credit Facility	5,022	—	5,022	—	—
Other, net	(30)	29	79	(3)	(380)
	$5,732	$(619)	$7,118	$(850)	$1,434

Note 15.   Earnings Per Share and Shareholders’ Equity

The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended July 3, 2004 (in thousands, except per share data):

	Earnings Available to Common Shareholders (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$4,452	9,823.8	$0.45
Adjustments:
Convertible debt and PIK preferred shares	1,754	7,303.7
Potential shares exercisable under stock option plans		241.6
Less: shares which could be repurchased under treasury stock method		(226.7)
Diluted	$6,206	17,142.4	$0.36

No calculations have been presented for the six months ended July 3, 2004, the four months ended June 28, 2003 or the three months ended June 28, 2003 as the impact of such calculations would be anti-dilutive. Average shares outstanding were 9,305,423, 8,644,973 and 8,645,650 for each of those periods, respectively. No calculation has been presented for the two months ended March 1, 2003 as there were no convertible or potentially dilutive securities in existence during that period. Average shares outstanding were 32,004,000 for the two months ended March 1, 2003.

As of July 3, 2004, the Company’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
PIK Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C common stock has special rights to annual dividends

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

and all shares of Class B, C, D and E common stock may be converted into an equal number of shares of Class A common stock. See Note 11 for additional information related to the Company’s PIK Preferred Stock.

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of the Predecessor Company’s Class 4 General Unsecured Claims per the Predecessor Company’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all Successor periods presented, the pro forma earnings (losses) available per common share would be $0.41 (basic) and $0.34 (diluted) for the three months ended July 3, 2004 and $(1.11) (basic and diluted) for the three months ended June 28, 2003. If these shares had been outstanding for all Successor periods presented, the pro forma net loss per common share for the six months ended July 3, 2004 and the four months ended June 28, 2003 would have been $(0.42) per share and $(1.25) per share, respectively.

Note 16.   Legal Proceedings

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

On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson (J&J). The primary issue in the arbitration was the Company’s assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. On June 28, 2004, the Company entered into a new supply agreement with a subsidiary of J&J. The Company also ended the arbitration and received approximately $17.0 million from J&J as settlement of the arbitration issues. Net settlement proceeds of $13.4 million, after providing for $3.6 million of costs and expenses associated with the arbitration, were included in Operating income in the three months ended July 3, 2004.

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first six months of 2004 included the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina, the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,500 shares of the Company’s Class A Common Stock, the exchange of $42.6 million of the Company’s Junior Notes into approximately 42,633 shares of the Company’s PIK Preferred Shares and the accrual of $1.3 million of dividends on the PIK Preferred Shares.

Note 18.   Subsequent Event

On June 4, 2004, the Company commenced an offer to exchange PIK Preferred Shares for its remaining Junior Notes. Through July 13, 2004, which is the date that the exchange offer concluded, approximately $10.1 million of the Junior Notes were tendered in exchange for PIK Preferred Shares.

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

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	48.3	47.1	47.4	46.9
Labor	9.8	10.1	9.9	10.2
Overhead	24.4	25.9	24.6	26.0
	82.5	83.1	81.9	83.1
Gross profit	17.5	16.9	18.1	16.9
Selling, general and administrative expenses	11.7	12.4	12.4	12.3
Plant realignment costs	0.3	1.2	0.3	0.6
Arbitration settlement, net	(6.4)	—	(3.2)	—
Operating income	11.9	3.3	8.6	4.0
Other expense (income):
Interest expense, net	4.5	7.5	5.9	7.4
Minority interests	0.3	0.3	0.3	0.3
Foreign currency and other	2.7	(0.3)	1.7	0.1
	7.5	7.5	7.9	7.8
Income (loss) before reorganization items and income taxes	4.4	(4.2)	0.7	(3.8)
Reorganization items	—	—	—	136.6
Income (loss) before income tax expense	4.4	(4.2)	0.7	132.8
Income tax expense	1.7	1.4	1.4	1.4
Net income (loss)	2.7	(5.6)	(0.7)	131.4
Accrued dividends on PIK preferred shares	0.6	—	0.3	—
Earnings (losses) available for common shareholders	2.1%	(5.6)%	(1.0)%	131.4%

Comparison of Three Months Ended July 3, 2004 and June 28, 2003

The following table sets forth components of the Company’s net sales and operating income by market segment and operating division for the three months ended July 3, 2004 and the corresponding change over the comparable period in 2003 (in millions):

	Three Months Ended
	July 3, 2004	June 28, 2003	Change
Market Segments:
Net Sales
Consumer	$110.5	$108.6	$1.9
Industrial & Specialty	100.1	90.2	9.9
	$210.6	$198.8	$11.8
Operating Income
Consumer	$3.6	$3.5	$0.1
Industrial & Specialty	8.7	5.5	3.2
	12.3	9.0	3.3
Plant realignment costs	(0.6)	(2.4)	1.8
Arbitration settlement, net	13.4	—	13.4
	$25.1	$6.6	$18.5
Operating Divisions:
Net Sales
Nonwovens	$164.3	$158.3	$6.0
Oriented Polymers	46.4	40.5	$5.9
Eliminations	(0.1)	—	(0.1)
	$210.6	$198.8	$11.8
Operating Income
Nonwovens	$11.8	$10.8	$1.0
Oriented Polymers	4.7	2.7	2.0
Unallocated Corporate	(4.2)	(4.5)	0.3
Eliminations	—	—	—
	12.3	9.0	3.3
Plant realignment costs	(0.6)	(2.4)	1.8
Arbitration settlement, net	13.4	—	13.4
	$25.1	$6.6	$18.5

The amounts for plant realignment costs and arbitration settlement, net have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges or income on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Net Sales

A reconciliation of the change in net sales between the three months ended July 3, 2004 and the three months ended June 28, 2003 is presented in the following table (in millions):

Net sales—three months ended June 28, 2003	$198.8
Change in sales due to:
Volume	8.2
Price/mix	4.2
Foreign currency	3.0
Businesses sold/exited	(3.6)
Net sales—three months ended July 3, 2004	$210.6

Consolidated net sales were approximately $210.6 million for the three months ended July 3, 2004, an increase of $11.8 million or 5.9% over the prior year comparable period. The increase in net sales was due primarily to increased sales volume, especially in the United States and Latin America, improvement in sales price/mix due partially to higher material costs as well as the strengthening of foreign currencies, predominantly the Euro and the Canadian dollar, versus the U.S. dollar. These increases were partially offset by decreases associated with businesses exited or sold.

Consumer net sales were $110.5 million in the three months ended July 3, 2004 compared to $108.6 million in 2003, an increase of $1.9 million or 1.8%. This segment’s sales were positively impacted by increased volumes in the United States and Latin America, offset by decreased volumes in Europe. Industrial & Specialty net sales were $100.1 million for the three months ended July 3, 2004 compared to $90.2 million in the comparable period of 2003, an increase of $9.9 million or 11.0%. The largest drivers of the quarter-to-quarter increase were increased volumes and an improved mix of sales, especially in Oriented Polymers.

Nonwovens net sales were $164.3 million in the three months ended July 3, 2004 compared to $158.3 million in 2003, an increase of $6.0 million or 3.8%. Within the nonwovens business, higher sales volume in the U.S. hygiene and the Latin American hygiene and industrial markets were offset by volume losses in Asian hygiene and U.S. medical. The 2004 nonwovens sales were also favorably impacted by the strengthening of the Euro versus the U.S. dollar. Oriented Polymers net sales increased $5.9 million in the quarter-to-quarter comparison and benefited from higher volumes, an improved price/mix of sales and the strengthening of the Canadian dollar versus the U.S. dollar.

Operating Income

A reconciliation of the change in operating income between the three months ended July 3, 2004 and June 28, 2003 is presented in the following table (in millions):

Operating income—three months ended June 28, 2003	$6.6
Change in operating income due to:
Arbitration settlement, net	13.4
Price/mix	4.2
Volume	2.3
Lower plant realignment costs	1.8
Lower manufacturing costs	0.3
Foreign currency	0.2
Businesses sold/exited	—
Higher raw material costs	(3.4)
Higher depreciation and amortization	(0.6)
All other, primarily SG&A costs	0.3
Operating income—three months ended July 3, 2004	$25.1

Consolidated operating income was $25.1 million in the three months ended July 3, 2004 as compared to $6.6 million in 2003. The improvement in operating income in the current quarter was positively impacted by the $17.0 million arbitration settlement which was received during the quarter and reported as operating income net of $3.6 million of legal and other associated arbitration costs. An improved price/mix as well as increased volumes also contributed favorably to operating income in the second quarter of 2004. Although the Company charged to operating income $0.6 million of plant realignment costs during the second quarter of 2004, that amount was $1.8 million lower than the $2.4 million in the second quarter of 2003. Offsetting these favorable impacts were higher raw material costs of $3.4 million, predominantly in the U.S. and Canadian businesses and higher depreciation and amortization charges due to the expansion efforts in 2003.

Interest Expense and Other

Interest expense decreased $5.6 million from $15.0 million during the three months ended June 28, 2003 to $9.4 million during the same period in 2004. The decrease is primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Senior Secured Bank Facility (“Bank Facility”), effective April 27, 2004. In conjunction with the Company’s refinancing, the Company’s majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock (the “PIK Preferred Shares”), which also contributed to lower interest costs during the period. If the refinancing and the exchange occurred at the beginning of the current quarter, the Company would have realized an approximate $1.8 million reduction in interest expense. Foreign currency and other expense increased approximately $6.3 million, from $(0.6) million during the three months ended June 28, 2003 to $5.7 million for the comparable period in 2004, primarily due to the $5.0 million write-off of loan acquisition costs related to the refinancing of the Company’s previous Restructured Credit Facility.

Income Taxes

The Company recognized income tax expense of $3.6 million for the three months ended July 3, 2004 on consolidated income before income taxes of $9.4 million for such period. This effective rate of 38.9% resulted from income taxes accrued on the earnings generated by foreign operations as well as state income taxes recognized on such taxable income in the United States. During the three months ended June 28, 2003, the Company recognized an income tax expense of approximately $2.9 million.

Net Income (Loss)

The Company’s net income during the three months ended July 3, 2004 was approximately $5.7 million as a result of the factors described above, as compared to a net loss of $11.1 million during the comparable period in 2003.

Comparison of Six Months Ended July 3, 2004 and June 28, 2003

The following table sets forth components of the Company’s net sales and operating income by market segment and operating division for the six months ended July 3, 2004 and the corresponding change over the comparable period in 2003 (in millions):

	Six Months Ended
	July 3, 2004	June 28, 2003	Change
Market Segments:
Net Sales
Consumer	$221.4	$218.6	$2.8
Industrial & Specialty	195.9	177.1	18.8
	$417.3	$395.7	$21.6
Operating Income
Consumer	$7.6	$8.3	$(0.7)
Industrial & Specialty	16.0	9.8	6.2
	23.6	18.1	5.5
Plant realignment costs	(1.2)	(2.4)	1.2
Arbitration settlement, net	13.4	—	13.4
	$35.8	$15.7	$20.1
Operating Divisions:
Net Sales
Nonwovens	$328.5	$316.8	$11.7
Oriented Polymers	89.1	78.9	10.2
Eliminations	(0.3)	—	(0.3)
	$417.3	$395.7	$21.6
Operating Income
Nonwovens	$23.8	$22.0	$1.8
Oriented Polymers	8.2	5.2	3.0
Unallocated Corporate	(8.7)	(9.1)	0.4
Eliminations	0.3	—	0.3
	23.6	18.1	5.5
Plant realignment costs	(1.2)	(2.4)	1.2
Arbitration settlement, net	13.4	—	13.4
	$35.8	$15.7	$20.1

The amounts for plant realignment costs and arbitration settlement, net have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges or income on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Net Sales

A reconciliation of the change in net sales between the six months ended July 3, 2004 and the six months ended June 28, 2003 is presented in the following table (in millions):

Net sales—six months ended June 28, 2003	$395.7
Change in sales due to:
Foreign currency	13.9
Volume	10.7
Price/mix	4.5
Businesses sold/exited	(7.5)
Net sales—six months ended July 3, 2004	$417.3

Consolidated net sales were approximately $417.3 million for the six months ended July 3, 2004, an increase of $21.6 million or 5.5% over the prior year comparable period. The increase in net sales was due primarily to the strengthening of foreign currencies, predominantly the Euro and the Canadian dollar, versus the U.S. dollar and increased sales volume, partially offset by decreases associated with businesses exited or sold.

Consumer net sales were $221.4 million in the first six months of 2004 compared to $218.6 million in 2003, an increase of $2.8 million or 1.3%. This segment’s sales were positively impacted by foreign currencies, predominantly in Europe, where the Euro was stronger against the U.S. dollar during 2004 compared to 2003. Increased sales volumes in Latin America and the U.S. were offset by declines in Europe. Industrial & Specialty net sales were $195.9 million in the first six months of 2004 compared to $177.1 million in the first six months of 2003, an increase of $18.8 million or 10.6%. The year-to-year increase was due to volume increases and the strengthening of the Euro and the Canadian dollar compared to the U.S. dollar.

Nonwovens net sales were $328.5 million in the first six months of 2004 compared to $316.8 million in 2003, an increase of $11.7 million or 3.7%. Within the nonwovens business, higher sales volume in the U.S. hygiene and Latin American medical and hygiene markets were offset by volume losses in Asian hygiene and U.S. medical. The 2004 nonwovens sales were also favorably impacted by the strengthening of the Euro versus the U.S. dollar. Oriented Polymers net sales increased $10.2 million due to sales volume increases, improved price/mix as well as the strengthening of the Canadian dollar versus the U.S. dollar.

Operating Income

A reconciliation of the change in operating income between the six months ended July 3, 2004 and June 28, 2003 is presented in the following table (in millions):

Operating income—six months ended June 28, 2003	$15.7
Change in operating income due to:
Arbitration settlement, net	13.4
Lower manufacturing costs	6.1
Price/mix	4.5
Volume	3.2
Foreign currency	1.2
Lower plant realignment costs	1.2
Businesses sold/exited	0.1
Higher raw material costs	(6.7)
Higher depreciation and amortization	(2.0)
All other, primarily SG&A costs	(0.9)
Operating income—six months ended July 3, 2004	$35.8

Consolidated operating income was $35.8 million in the first six months of 2004 as compared to $15.7 million in the first six months of 2003. The improvement in operating income in the first six months was positively impacted by the $17.0 million arbitration settlement which was received during the second quarter and reported as operating income net of $3.6 million of legal and other associated arbitration costs. The improvement to operating income due to lower manufacturing costs reflects the benefit of the Company’s ongoing efforts to reduce spending and improve operating efficiency. Increased volumes, the strengthening of foreign currencies versus the U.S. dollar and lower plant realignment charges also contributed favorably to operating income in the first six months of 2004. Offsetting these favorable impacts were higher raw material costs of $6.7 million, predominantly in the U.S. and Canadian businesses, higher depreciation and amortization charges due to the expansion efforts in 2003 and increased selling, general and administrative expenses, which were primarily related to first quarter year-over-year spending.

Interest Expense and Other

Interest expense decreased $4.9 million from $29.4 million during the six months ended June 28, 2003 to $24.5 million during the same period in 2004. The decrease is primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004. In conjunction with the Company’s refinancing, the Company’s majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares, which also contributed to lower interest costs during the period. If the refinancing and the exchange occurred at the beginning of the current fiscal year, the Company would have realized an approximate $8.6 million reduction in interest expense. Foreign currency and other expense increased approximately $6.5 million, from $0.6 million during the six months ended June 28, 2003 to $7.1 million for the comparable period in 2004. Approximately $5.0 million of the increase in foreign currency and other expense was due to the write-off of the loan acquisition costs related to the refinancing of the Company’s previous Restructured Credit Facility.

Chapter 11 Reorganization Items

The Company recognized a net gain of $540.5 million from reorganization items upon its emergence from Chapter 11 during the first six months of 2003. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million, offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

Income Taxes

The Company recognized income tax expense of $6.1 million for the six months ended July 3, 2004 on consolidated income before income taxes of $3.1 million for such period. The income tax expense in excess of income before income taxes primarily resulted from income taxes accrued on the earnings generated by foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the pre-tax losses incurred in the United States. During the six months ended June 28, 2003, the Company recognized an income tax expense of approximately $5.4 million.

Net Income (Loss)

The Company’s net loss during the six months ended July 3, 2004 was approximately $3.0 million as a result of the factors described above, as compared to a net income of $519.9 million during the comparable period in 2003.

Liquidity and Capital Resources

The Company’s principal sources of liquidity for operations and expansions are funds generated internally and borrowings under the Company’s Bank Facility which provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans of $425.0 million.

	July 3, 2004	January 3, 2004
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$20.9	$21.3
Working capital	163.4	119.1
Working capital, excluding current portion of long-term debt	168.6	153.1
Total assets	713.6	721.3
Total debt	443.2	483.4
PIK Preferred Shares, expected to be settled with shares of common stock	43.9	—
Shareholders’ equity	53.6	59.2

	Six Months Ended
	July 3, 2004	June 28, 2003
	(In Millions)
Cash flow data:
Net cash provided by (used in) operating activities	$16.8	$(8.3)
Net cash used in investing activities	(8.1)	(2.7)
Net cash used in financing activities	(9.0)	(16.7)

Operating Activities

Net cash provided by operating activities was $16.8 million during the six months ended July 3, 2004, an approximate $25.1 million improvement from the $8.3 million used in operating activities during the six months ended June 28, 2003. The current six-month period was positively impacted by improved operating results and the net arbitration settlement of $13.4 million, with such impacts being partially offset by increases in working capital. The Company continues to have access to a $50.0 million revolving credit facility to help it to meet short-term cash requirements. Generally, the Company strives to keep borrowings under its revolving credit facility at a minimum.

The Company had working capital, excluding the current portion of long-term debt, of $168.6 million at July 3, 2004, compared to $153.1 million at January 3, 2004. Accounts receivable on July 3, 2004 were $127.0 million as compared to $121.1 million on January 3, 2004, an increase of $5.9 million, primarily due to higher sales during the quarter. Accounts receivable represented approximately 55 days of sales outstanding at July 3, 2004 versus approximately 60 days of sales outstanding on January 3, 2004. Inventories at July 3, 2004 were approximately $101.4 million, an increase of $4.9 million from inventories at January 3, 2004 of $96.5 million. The Company had inventory representing approximately 53 days of cost of sales on hand at July 3, 2004 versus approximately 59 days of cost of sales on hand at January 3, 2004. Accounts payable at July 3, 2004 was $58.1 million as compared to $57.1 million on January 3, 2004, an increase of $1.0 million. The Company had accounts payable representing approximately 31 days of cost of sales outstanding at July 3, 2004, compared to approximately 35 days of cost of sales outstanding at January 3, 2004.

Investing and Financing Activities

Cash used in investing activities amounted to $8.1 million during the six months ended July 3, 2004, compared to the $2.7 million during the six months ended June 28, 2003. Capital expenditures during the first six months of 2004 totaled $8.9 million, a decrease of $5.7 million from capital spending of $14.6 million during the same period in fiscal 2003. Investing activities during the first six months of 2004 and 2003 included proceeds from the sale of assets of $0.8 million and $11.9 million, respectively.

Cash used in financing activities amounted to $9.0 million during the six months ended July 3, 2004, compared to the $16.7 million during the six months ended June 28, 2003. During the first six months of 2004, the Company received net proceeds of $3.3 million under its credit facilities, whereas the Company used $15.0 million of cash to pay down its debt during the comparable period of 2003. In addition, the Company paid $12.2 million of loan acquisition costs during the six months ended July 3, 2004, compared to $1.7 million during the same period of 2003.

Liquidity Summary

As discussed in Note 7 to the Consolidated Financial Statements, on April 27, 2004, the Company entered into its Bank Facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Restructured Credit Facility and pay related fees and expenses. The senior secured first lien term loan requires quarterly payments of $750,000 beginning in September 2004 and accrues interest at LIBOR plus 325 basis points. The senior secured second lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points. The Bank Facility provides the Company with increased flexibility in terms of cash availability, less stringent requirements for covenant compliance, extended maturity dates and substantially reduced net cash interest costs.

The Bank Facility contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage. The Bank Facility requires the Company to use a percentage of proceeds from excess cash flows, as defined by the agreement, to reduce its debt balances. Additionally, in accordance with the terms of the Bank facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional shares of preferred stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

At any time prior to to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Prefereed Shares into shares of the Company’s Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or

(iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock. The Company currently expects to settle the mandatory or optional redemption with the issuance of shares of Class A Common Stock.

Based on the ability to generate working capital through its operations and the improved financial flexibility provided by the Bank Facility, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Additionally, based on the the refinancing of its debt and the exchange of its Junior Notes to PIK Preferred Shares, the Company believes that it has significantly reduced its cash interest costs, improved its financial flexibility and strengthened its financial position.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, overhead and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first six months of 2003 and 2004.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including, but not limited to, those related to sales returns and allowances and credit risks, inventories, income taxes, impairment of long-lived assets, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

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

Revenue Recognition:   Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as updated by SAB No. 104, “Revenue Recognition.” Sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. Management does not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At July 3, 2004, a reserve of $12.5 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The overall objective of the Company’s financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange and raw material pricing arising in our business activities. The Company manages these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change.

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, the Company entered into an interest rate swap contract to convert $212.5 million of its variable-rate debt to fixed-rate debt. In addition, the Company includes short-term borrowings in its debt portfolio, especially in foreign countries, in an effort to minimize interest rate risk. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.3 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2003 and the first six months of 2004, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased slightly from 46.9% in the first six months of 2003 to 47.4% for the comparable period of 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of July 3, 2004.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 23, 2002, the Company filed a demand for arbitration against J&J. The primary issue in the arbitration was the Company’s assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. On June 28, 2004, the Company entered into a new supply agreement with a subsidiary of J&J. The Company also ended the arbitration and received approximately $17.0 million from J&J as settlement of the arbitration issues. Net settlement proceeds of $13.4 million, after providing for $3.6 million of costs and expenses associated with the arbitration, were included in Operating income in the three months ended July 3, 2004.

ITEM 2. CHANGES IN SECURITIES

During the first six months of fiscal 2004, $2.7 million of the Company’s Junior Notes were converted into approximately 371,500 shares of the Company’s Class A Common Stock at the conversion rate of 137.14286 shares per $1,000 of Junior Notes. In addition, $42.6 million of the Company’s Junior Notes were exchanged for approximately 42,633 shares of the Company’s PIK Preferred Shares. Also, 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock were issued in accordance with the ruling from the United States Bankruptcy Court for the District of South Carolina.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders of the Company at their Annual Meeting held on May 5, 2004, considered and voted to adopt and approve the following matters:

•       The election of 7 directors for one year terms or until their successors are duly elected and qualified (“Proposal 1”).

Name of Director	Votes in Favor	Votes Withheld
Pedro Arias	6,685,240	63,932
Ramon Betolaza	6,685,240	63,932
Lap Wai Chan	6,685,240	63,932
William B. Hewitt	6,685,240	63,932
Eugene Linden	6,685,240	63,932
James Ovenden	6,685,240	63,932
Michael Watzky	6,685,240	63,932

•       The approval of the 2003 Employee Stock Option Plan (“Proposal 2”). The stock option plan provides for grants of stock options to eligible officers and other employees of the Company. The purpose of the stock option plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

Votes in Favor	Votes Against	Votes Abstaining
6,732,240	16,854	68

•       The approval of the 2004 Restricted Stock Plan for the Company’s directors (“Proposal 3”). The restricted stock plan provides for grants of restricted stock options to eligible Directors of the Company. The purpose of the restricted stock plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons to serve as Directors.

Votes in Favor	Votes Against	Votes Abstaining
6,732,320	16,789	53

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

(b)          Reports on Form 8-K During the Quarter Ended July 3, 2004

On April 30, 2004, the Company filed a report on Form 8-K related to the new senior secured bank facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first-lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. In conjunction with the refinancing, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Company’s 10% Convertible Subordinated Notes due 2007 (together with accrued interest thereon) for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock.

On May 11, 2004, the Company filed a report on Form 8-K, which included the press release for the period ended April 3, 2004. Also included in this filing are the condensed consolidated balance sheet and the consolidated statement of operations for the fiscal first quarter ended April 3, 2004, the one month ended March 29, 2003 and the two months ended March 1, 2003.

On June 4, 2004, the Company filed a report on Form 8-K related to the offer to exchange all of its 10% Convertible Notes due 2007, in the aggregate outstanding principal amount of $9.7 million, for 9,707 shares of the Company’s Series A Preferred Stock.

On June 29, 2004, the Company filed a report on Form 8-K related to the commencement of a new supply agreement, which will terminate on March 31, 2007, with Johnson & Johnson Consumer Products Company, Inc. and the settlement of the arbitration that was initiated by the Company against Johnson & Johnson (“J&J”). The Company received a payment of approximately $17.0 million, which was used by the Company to pay certain costs and expenses associated with the arbitration, with the balance used for general corporate purposes, which may include the repayment of outstanding indebtedness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polymer Group, Inc.

Date: August 16, 2004	By:	/s/ James L. Schaeffer
James L. Schaeffer Chief Executive Officer

Date: August 16, 2004	By:	/s/ Willis C. Moore III
Willis C. Moore III Chief Financial Officer