Form 10-Q
period 2004-10-02
POLYMER GROUP INC
filed 2004-11-15
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

On November 5, 2004 there were 10,053,027 shares of Class A common stock, 270,783 shares of Class B common stock and 54,251 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.
INDEX TO FORM 10-Q

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

•                    cost and availability of raw materials, labor and natural and other resources and the inability to pass raw material cost increases along to customers;

•                    domestic and foreign competition;

•                    reliance on major customers and suppliers; and

•                    risks relating to operations in foreign jurisdictions.

ITEM 1. FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 2, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,553	$21,336
Accounts receivable, net	128,473	121,146
Inventories	99,797	96,513
Deferred income taxes	266	143
Other current assets	20,187	20,554
Total current assets	278,276	259,692
Property, plant and equipment, net	393,110	416,508
Intangibles and loan acquisition costs, net	57,171	33,560
Deferred income taxes	2,370	2,335
Other assets	3,925	6,967
Total assets	$734,852	$719,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,831	$8,454
Accounts payable	58,622	57,091
Accrued liabilities	31,390	39,850
Income taxes payable	1,083	1,190
Current portion of long-term debt	4,045	34,001
Total current liabilities	100,971	140,586
Long-term debt, less current portion	416,301	440,992
Deferred income taxes	55,627	28,711
Other noncurrent liabilities	34,034	35,422
Total liabilities	606,933	645,711
Minority interests	15,610	14,151
16% Series A convertible pay-in-kind preferred shares—52,716 shares issued and outstanding at October 2, 2004	55,944	—
Shareholders’ equity:
Class A common stock—10,053,027 and 8,228,425 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	100	82
Class B convertible common stock—270,783 and 389,977 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	3	4
Class C convertible common stock—54,251 and 34,892 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	1	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid in capital	76,473	73,304
Retained earnings (deficit)	(39,852)	(32,987)
Accumulated other comprehensive income	19,640	18,797
Total shareholders’ equity	56,365	59,200
Total liabilities and shareholders’ equity	$734,852	$719,062

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 2, 2004 and September 27, 2003
(In Thousands, Except Per Share Data)

	Successor
	Three Months Ended October 2, 2004	Three Months Ended September 27, 2003
Net sales	$205,066	$185,063
Cost of goods sold	169,018	152,207
Gross profit	36,048	32,856
Selling, general and administrative expenses	23,075	21,479
Plant realignment costs	222	1,235
Asset impairment charges	1,710	—
Arbitration settlement, net	282	—
Operating income	10,759	10,142
Other expense (income):
Interest expense, net	7,783	14,409
Investment gain, net	—	(3)
Minority interests	415	510
Foreign currency and other	1,105	2,530
	9,303	17,446
Income (loss) before income tax expense	1,456	(7,304)
Income tax expense (benefit)	2,052	(40)
Net income (loss)	(596)	(7,264)
Accrued dividends on PIK preferred shares	1,953	—
Earnings (losses) applicable to common shareholders	$(2,549)	$(7,264)
Net earnings (losses) per common share:
Basic	$(0.25)	$(0.84)
Diluted	$(0.25)	$(0.84)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended October 2, 2004,
Seven Months Ended September 27, 2003 and
Two Months Ended March 1, 2003

(In Thousands, Except Per Share Data)

	Successor		Predecessor
	Nine Months Ended October 2, 2004	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003
Net sales	$622,400	$447,887	$132,909
Cost of goods sold	510,905	369,875	111,075
Gross profit	111,495	78,012	21,834
Selling, general and administrative expenses	74,837	54,346	16,004
Plant realignment costs	1,463	3,651	4
Asset impairment charges	1,710	—	—
Arbitration settlement, net	(13,112)	—	—
Operating income	46,597	20,015	5,826
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003)	32,317	33,131	10,665
Investment gain, net	—	(3)	(291)
Minority interests	1,522	1,249	441
Foreign currency and other	8,222	1,680	1,434
	42,061	36,057	12,249
Income (loss) before reorganization items and income taxes	4,536	(16,042)	(6,423)
Reorganization items, net gain	—	—	(540,479)
Income (loss) before income tax expense	4,536	(16,042)	534,056
Income tax expense	8,177	3,686	1,692
Net income (loss)	(3,641)	(19,728)	532,364
Accrued dividends on PIK preferred shares	3,224	—	—
Earnings (losses) applicable to common shareholders	$(6,865)	$(19,728)	$532,364
Net earnings (losses) per common share:
Basic	$(0.71)	$(2.28)	$16.63
Diluted	$(0.71)	$(2.28)	$16.63

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Nine Months Ended October 2, 2004
(In Thousands)

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings/	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Balance, January 3, 2004, audited	$86	$73,304	$(32,987)	$18,797	$59,200
Net income (loss)	—	—	(3,641)	—	(3,641)	$(3,641)
Accrued dividends on PIK preferred shares	—	—	(3,224)	—	(3,224)	—
Currency translation adjustment	—	—	—	2,368	2,368	2,368
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	(1,525)	(1,525)	(1,525)
Compensation recognized on stock options and restricted stock grants	—	431	—	—	431	—
Class A and Class C common stock issued under order of United States Bankruptcy Court	14	(14)	—	—	—	—
Conversion of junior notes to Class A common stock	4	2,752	—	—	2,756	—
Balance, October 2, 2004	$104	$76,473	$(39,852)	$19,640	$56,365	$(2,798)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Successor		Predecessor
	Nine Months Ended October 2, 2004	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003
Operating activities:
Net income (loss)	$(3,641)	$(19,728)	$532,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on investments	—	(3)	(291)
Gain on cancellation of prepetition indebtedness	—	—	(619,913)
Deferred income taxes	1,074	—	3,010
Fresh start adjustments	—	—	47,460
Write-off of loan acquisition costs	5,022	—	10,217
Asset impairment charges	1,710	—	—
Depreciation and amortization	39,547	27,676	8,812
Noncash interest and compensation	2,190	1,368	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,454)	7,994	(8,195)
Inventories	(3,484)	20,250	(887)
Other current assets	367	(5,288)	6,675
Accounts payable and accrued liabilities	(3,525)	(12,737)	13,027
Other, net	4,480	3,706	(5,180)
Net cash provided by (used in) operating activities	36,286	23,238	(12,901)
Investing activities:
Purchases of property, plant and equipment	(13,206)	(22,209)	(3,062)
Proceeds from sale of marketable securities	—	—	11,867
Proceeds from sale of other assets	783	2,766	—
Other, net	—	3	15
Net cash provided by (used in) investing activities	(12,423)	(19,440)	8,820
Financing activities:
Proceeds from issuance of debt	485,217	9,718	535,310
Repayment of debt	(488,770)	(15,739)	(549,031)
Loan acquisition costs and other	(12,051)	(821)	(948)
Net cash provided by (used in) financing activities	(15,604)	(6,842)	(14,669)
Effect of exchange rate change on cash	(42)	883	4,632
Net increase (decrease) in cash and cash equivalents	8,217	(2,161)	(14,118)
Cash and cash equivalents at beginning of period	21,336	31,783	45,901
Cash and cash equivalents at end of period	$29,553	$29,622	$31,783

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

Basis of Presentation

After extensive reorganization efforts, the Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the South Carolina Bankruptcy Court on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). In its efforts to emerge from Chapter 11, the Company filed a Modified Plan (as defined) on November 27, 2002 that was approved by the Bankruptcy Court on January 16, 2003 and, accordingly, the Company emerged from Chapter 11 effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. The Company adopted “fresh-start accounting” as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003, and references to “Successor” refer to Polymer Group and its subsidiaries as of and subsequent to March 2, 2003, after giving effect to the implementation of fresh start accounting. In accordance with financial reporting requirements for companies emerging from Chapter 11, financial information for the nine months ended September 27, 2003 is not presented in the consolidated financial statements since such information would combine the results of the Predecessor and Successor.

Reclassification

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with current period classification.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46”). FIN 46 requires that all primary beneficiaries of variable interest entities (“VIE’s”) consolidate that entity. The provisions of FIN 46 related to VIE’s created or acquired after January 31, 2003 were effective and adopted by the Company in fiscal year 2003. The provisions of FIN 46 related to VIE’s in which an enterprise holds an interest it acquired before February 1, 2003 were effective for the Company in the first quarter of fiscal 2004. The Company has determined that it does not have any relationships or contracts that constitute a variable interest.

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

Note 2.   Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. The allowance for doubtful accounts was approximately $12.6 million and $13.6 million at October 2, 2004 and January 3, 2004, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Several of the individual customer balances specifically provided for in the allowance for doubtful accounts have improved their payment trend and reported improving financial results. Accordingly, the Company recorded a reduction in the provision for doubtful accounts of $1.0 million during the nine months ended October 2, 2004.

In the first nine months of 2004 and 2003, The Procter & Gamble Company (“P&G”) accounted for approximately 12% and 13%, respectively, of the Company’s sales.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting and consist of the following (in thousands):

	October 2, 2004	January 3, 2004
	(Unaudited)
Finished goods	$47,827	$47,288
Work in process	15,420	16,579
Raw materials	36,550	32,646
	$99,797	$96,513

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

Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying balance sheet. A summary of the business restructuring activity during the first nine months of fiscal 2004 is presented in the following table (in thousands):

Balance accrued at beginning of year	$4,564

2004 plant realignment costs	1,463
Cash payments	(4,707)
Adjustments	39
Balance accrued at end of period	$1,359

In December 2003, the Company made the business decision to discontinue one of its production lines in the European operations. Accordingly, in addition to certain costs recorded in 2003, plant realignment costs of $1.2 million, which include severance and other cash costs, were charged to the results of operations in the first nine months of 2004. Also, the Company decided to close certain lines in its Canadian operations in July 2004 and charged plant realignment costs of $0.3 million for estimated severance and other cash costs. In conjunction with this closing, the Company recorded an asset impairment charge of $1.7 million, which included the writedown of the affected lines to estimated net realizable value.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	October 2,	January 3,
	2004	2004
	(Unaudited)
Cost:
Proprietary technology	$26,596	$26,533
Goodwill	22,351	—
Loan acquisition costs and other	18,440	13,534
	67,387	40,067
Less accumulated amortization	(10,216)	(6,507)
	$57,171	$33,560

Components of amortization expense are shown in the table below (in thousands):

	Successor				Predecessor
	Three	Three	Nine	Seven	Two
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	October 2,	September 27,	October 2,	September 27,	March 1,
	2004	2003	2004	2003	2003
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,428	$1,783	$4,314	$3,756	$220
Loan acquisition costs included in interest expense, net	486	504	1,456	1,135	1,425
Total amortization expense	$1,914	$2,287	$5,770	$4,891	$1,645

Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

As further described in Note 8 of the Consolidated Financial Statements, during the third quarter of fiscal 2004, the Company recorded goodwill of $22.4 million related to the allocation of the reorganization value to the underlying assets and liabilities as of the Effective Date. Such goodwill is not amortizable, but is subject to tests of impairment at least annually.

In conjunction with the refinancing of the Restructured Credit Facility on April 27, 2004, the Company charged the unamortized balance of the loan acquisition costs related to that debt of $5.0 million to Foreign currency and other in April 2004. Additionally, with the issuance of the new Senior Secured Bank Facility, the Company capitalized approximately $12.0 million of loan acquisition costs, which were primarily bank arrangement and legal fees; these fees are being amortized over the related loan term.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 6.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 2,	January 3,
	2004	2004
	(Unaudited)
Salaries, wages and fringe benefits	$15,425	$15,443
Professional fees	2,294	4,074
Sales commissions and promotions	2,241	2,070
Restructuring	1,359	4,564
Interest	473	1,877
Other	9,598	11,822
	$31,390	$39,850

Note 7.   Debt

The Company had outstanding short-term borrowings denominated in U.S. dollars and Chinese rmb of $5.8 million (at an average annual interest rate of approximately 4.49%) and $8.5 million (at an average annual interest rate of approximately 5.31%) as of October 2, 2004 and January 3, 2004, respectively.

Long-term debt consists of the following (in thousands):

	October 2,	January 3,
	2004	2004
	(Unaudited)
Senior Secured Bank Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 5.21% as of October 2, 2004; due in quarterly payments of $750 thousand beginning in September 2004 with the balance due April 27, 2010	$294,250	—
Second Lien Term Loan—interest at 8.21% as of October 2, 2004; due April 27, 2011	125,000	—

Restructured Credit Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin, are capped at 12.00% and are subject to certain terms and conditions; terminating on December 31, 2006:

Term Loans—interest at 12.00%; due December 31, 2006	—	$416,834
Junior Notes—interest at 10.00%; due December 31, 2007	—	53,717
Other	1,096	4,442
	420,346	474,993
Less: Current maturities	(4,045)	(34,001)
	$416,301	$440,992

Senior Secured Bank Facility

The Company’s Senior Secured Bank Facility (the “Bank Facility”), which was entered into on April 27, 2004, consists of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. The proceeds therefrom

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

were used to fully repay indebtedness under the Company’s previous Restructured Credit Facility and pay related fees and expenses.

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes issued to the Company or one or more of its subsidiaries by non-domestic subsidiaries. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At October 2, 2004, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2004. The loans require the Company to use a percentage of proceeds from excess cash flows, as defined by the agreement and determined based on year-end results, to reduce its debt balances. Since this amount is not yet determinable, only the mandatory payments of $750,000 per quarter have been classified as a current liability. As of October 2, 2004, the Company had made an optional repayment of debt of $5.0 million, which amount will be used to reduce the excess cash flow amount, if any, to be calculated as of January 1, 2005.

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company’s total leverage ratio. The Company had no outstanding borrowings at October 2, 2004 under the revolving credit facility. Average daily borrowings under the revolving credit facility for the period from April 28, 2004 to October 2, 2004 were $7.3 million at an average rate of 5.80%. The revolving portion of the credit facility matures on April 27, 2009.

In accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 of the Consolidated Financial Statements.

Subject to certain terms and conditions, a portion of the Bank Facility may be used for revolving letters of credit. As of October 2, 2004, the Company had $10.8 million of letters of credit outstanding under this facility. Approximately $7.1 million was related to the short-term borrowings of the Company’s China-based majority owned subsidiary (“Nanhai”).

Restructured Credit Facility

Until it was refinanced on April 27, 2004, the Company’s Restructured Credit Facility consisted of secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. All borrowings under the Restructured Credit Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Company. The Restructured Credit Facility contained covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The Company was in compliance with all such covenants through the date of the refinancing. The interest rate applicable to borrowings under the Restructured Credit Facility was based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The effective rate on the term loans was 12.00%, which was the cap on the sum of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee. The Company’s average daily borrowings under the revolving credit agreement, which had an effective interest rate of 6.75%, were $8.7 million for the period from January 4, 2004 to April 27, 2004.

Convertible Subordinated Notes

In connection with the emergence from Chapter 11, the Company issued $50.0 million of 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) pursuant to an indenture dated as of March 5, 2003 (the “Junior Indenture”). The Junior Notes were unsecured subordinated indebtedness of the Company and subordinated in right of payment to all existing and future indebtedness of the Company which is not, by its terms, expressly junior to, or pari passu with, the Junior Notes. Under the terms of the Junior Notes, the holders could elect to increase the principal amount of the notes in lieu of receiving semi-annual interest payments in cash. The Junior Notes were convertible into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contained several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

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

During the third quarter of 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. As of October 2, 2004, there were no Junior Notes outstanding. For further discussion of the Company’s PIK Preferred Shares, see Note 11 of the Consolidated Financial Statements.

Subsidiary Indebtedness

Nanhai has a credit facility with a financial institution in China which is scheduled to mature in June 2005. The amount of outstanding indebtedness under the facility was $5.8 million and $8.5 million at October 2, 2004 and January 3, 2004, respectively. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $7.1 million.

The Company’s Argentina-based majority owned subsidiary (“DNS”) has two credit facilities denominated in U.S. dollars totaling approximately $1.0 million (all with current maturities) at October 2,

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

2004 and $3.4 million (with current maturities of approximately $3.1 million) at January 3, 2004, respectively.

Note 8.   Income Taxes

The Company recognized income tax expense of $2.1 million and $8.2 million for the three and nine months ended October 2, 2004, respectively, on consolidated income before income taxes of $1.5 million and $4.5 million for the three and nine months ended October 2, 2004, respectively. This tax expense in excess of income before income tax expense primarily resulted from income taxes attributable to the earnings generated by certain foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the pre-tax losses incurred in the United States and certain foreign operations. During the three months and nine months ended September 27, 2003, the Company recognized an income tax benefit of $0.1 million and an income tax expense of $5.4 million, respectively.

During the third quarter of fiscal 2004, the Company filed its initial federal and state income tax returns for periods including and subsequent to its emergence from the Chapter 11 process. In conjunction with filing its returns, the Company reassessed its estimation of the temporary differences related to its investments in domestic subsidiaries that existed at the Effective Date and the effects of the cancellation of indebtedness on the tax basis of such investments, as well as limitations on other tax attributes. The Company has provided deferred income taxes reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income taxes purposes, and in accordance with EITF 93-7 “Uncertainties Related to Income Taxes in a Business Combination”, recorded an incremental net deferred tax liability of $25.7 million at October 2, 2004. As such increased estimates of deferred tax liabilities affect the allocation of the reorganization value to the underlying assets and liabilities of the Company as of the Effective Date, the Company has recorded a corresponding increase in goodwill. Such deferred tax assets and liabilities may be subsequently adjusted upon the further refinement of any attribute reduction and the impact of tax limitations, if any. Any future changes in the net deferred tax assets and liabilities as of the Effective Date will be adjusted to reorganization value and not through income, also in accordance with EITF 93-7.

The Company is currently evaluating the impact of the American Jobs Creation Act of 2004, enacted October 22, 2004.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement plans for the fiscal 2003 period reflect the combined data of the Successor for the seven months ended September 27, 2003 with that of the Predecessor for the two months ended March 1, 2003.

Components of net periodic benefit costs for the three and nine months ended October 2, 2004 and September 27, 2003 are as follows:

	Pension Benefit Plans
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Current service costs	$583	$654	$1,743	$1,930
Interest costs on projected benefit obligation and other	1,242	1,298	3,713	3,833
Return on plan assets	(1,321)	(1,263)	(3,950)	(3,726)
Amortization of transition obligation and other	(3)	63	(9)	185
Periodic benefit cost, net	$501	$752	$1,497	$2,222

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Current service costs	$101	$98	$303	$294
Interest costs on projected benefit obligation and other	216	238	644	702
Periodic benefit cost, net	$317	$336	$947	$996

As of October 2, 2004, the Company has contributed $4.3 million to its pension plans for the 2004 benefit year. The Company presently anticipates contributing an additional $2.7 million to fund its pension plans in 2004 for a total of $7.0 million.

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

Note 10.   Stock Option Plans

On December 11, 2003, the Company awarded the initial non-qualified stock options under the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan was approved by the Company’s Board of Directors

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

and shareholders and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a five-year period beginning January 1, 2004. As of  October 2, 2004, 400,000 shares of the Company’s Class A common stock were reserved for issuance under the 2003 Plan, of which 160,000 shares are available for future grants.

The Company has elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). All options granted under the 2003 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs will be recognized when it becomes probable that such performance criteria will be achieved. Accordingly, during the three months and nine months ended October 2, 2004, the Company recognized compensation expense associated with such plans of $3,600 and $183,600, respectively.

If the Company applied the fair value recognition provision of SFAS No. 123, as amended, the amount of stock-based compensation for the nine months ended October 2, 2004 would have approximately equaled the amount charged to operations.

Note 11.   16% Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Also, during the third quarter of 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company, at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then current market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then current market price of a share of Class A Common Stock.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of October 2, 2004, the Company has accrued dividends of approximately $3.2 million. The Company expects to settle this liability in the form of additional PIK Preferred Shares and, accordingly, has classified the accrued dividends as a component of the Company’s PIK Preferred Shares.

Note 12.   Derivative and Other Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage market risks and reduce its exposure from fluctuations in interest rates. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of SFAS No. 133)” requires the Company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.

The Company uses interest-rate derivative instruments to manage its exposure on its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of October 2, 2004, the notional amount of these contracts, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss). The fair value of the interest rate swap as of October 2, 2004 of $1.5 million was based on current settlement values and was recorded in Other noncurrent liabilities on the Consolidated Balance Sheet.

The impact of these swaps on Interest expense, net  for the three and nine months ended October 2, 2004 was an increase of $1.0 million and an increase of $1.6 million, respectively.

Note 13.   Segment Information

The Company primarily manages the business’ profitability and resource allocations based on the Company’s operating divisions, consisting of Nonwovens and Oriented Polymers, and the geographic regions in which these divisions are located around the world. In addition, the Company evaluates its operating performance on its end use market segments consisting of Consumer and Industrial & Specialty reflecting the management of the Company’s business based on product sales. Therefore, both disclosures are included in the following table. Sales to P&G account for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens operating division and Consumer market segment and the loss of these sales would have a material adverse effect on these segments. Generally, the Company’s nonwoven products can be manufactured on more than one type of production line. Accordingly, certain costs attributed to each segment of the business were determined on an allocation basis. Production times have a similar relationship to net sales and the Company believes a reasonable basis for allocating certain costs is the percent of net sales method for market segment data. During the three and nine months ended October 2, 2004, the three and seven

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

months ended September 27, 2003 and the two months ended March 1, 2003, the Company recorded plant realignment costs and asset impairment charges which have not been allocated to the segment data. Additionally, the arbitration settlement, net has not been allocated to the segment data.

Financial data by market segment is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended	Seven Months Ended	Two months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003	March 1, 2003
Net sales:
Consumer	$113,842	$102,029	$335,297	$245,710	$74,956
Industrial & specialty	91,224	83,034	287,103	202,177	57,953
	$205,066	$185,063	$622,400	$447,887	$132,909
Operating income:
Consumer	$4,876	$4,354	$12,515	$9,538	$3,105
Industrial & specialty	8,097	7,023	24,143	14,128	2,725
	12,973	11,377	36,658	23,666	5,830
Plant realignment costs	(222)	(1,235)	(1,463)	(3,651)	(4)
Asset impairment charges	(1,710)	—	(1,710)	—	—
Arbitration settlement, net	(282)	—	13,112	—	—
	$10,759	$10,142	$46,597	$20,015	$5,826
Depreciation and amortization expense included in operating income:
Consumer	$7,658	$7,334	$23,059	$17,416	$4,375
Industrial & specialty	4,933	4,987	15,031	11,024	3,012
	$12,591	$12,321	$38,090	$28,440	$7,387
			October 2, 2004	January 3, 2004
Segment assets:
Consumer			$381,091	$391,184
Industrial & specialty			326,314	320,838
Corporate			27,447	7,040
			$734,852	$719,062

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by operating division is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended October 2, 2004	Seven Months Ended September 27, 2003	Two months Ended March 1, 2003
	October 2, 2004	September 27, 2003
Net sales:
Nonwovens	$165,678	$149,697	$494,149	$358,092	$108,373
Oriented Polymers	39,483	35,366	128,574	89,795	24,536
Eliminations	(95)	—	(323)	—	—
	$205,066	$185,063	$622,400	$447,887	$132,909
Operating income:
Nonwovens	$14,627	$11,588	$38,401	$25,755	$7,852
Oriented Polymers	2,583	2,938	10,809	6,735	1,461
Unallocated Corporate	(4,143)	(3,112)	(12,850)	(8,623)	(3,598)
Eliminations	(94)	(37)	298	(201)	115
	12,973	11,377	36,658	23,666	5,830
Plant realignment costs	(222)	(1,235)	(1,463)	(3,651)	(4)
Asset impairment charges	(1,710)	—	(1,710)	—	—
Arbitration settlement, net	(282)	—	13,112	—	—
	$10,759	$10,142	$46,597	$20,015	$5,826
Depreciation and amortization expense included in operating income:
Nonwovens	$10,133	$10,180	$31,206	$23,777	$5,766
Oriented Polymers	2,042	2,104	6,114	4,847	1,349
Unallocated Corporate	481	—	1,245	—	272
Eliminations	(65)	37	(475)	(184)	—
	$12,591	$12,321	$38,090	$28,440	$7,387
			October 2, 2004	January 3, 2004
Segment assets:
Nonwovens			$685,967	$706,347
Oriented Polymers			141,105	147,075
Corporate			27,447	7,040
Eliminations			(119,667)	(141,400)
			$734,852	$719,062

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations is presented in the following table (in thousands):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended October 2, 2004	Seven Months Ended September 27, 2003	Two months Ended March 1, 2003
	October 2, 2004	September 27, 2003
Net sales:
United States	$91,691	$82,557	$275,735	$194,435	$58,992
Canada	26,224	24,242	82,539	60,057	16,416
Europe	43,943	43,685	144,638	112,862	33,936
Asia	8,786	7,770	24,407	17,790	4,773
Latin America	34,422	26,809	95,081	62,743	18,792
	$205,066	$185,063	$622,400	$447,887	$132,909
Operating income (loss):
United States	$103	$989	$(545)	$(2,084)	$(1,582)
Canada	1,033	1,728	5,062	3,910	1,233
Europe	4,162	3,375	12,572	10,010	2,330
Asia	1,041	943	2,641	2,024	848
Latin America	6,634	4,342	16,928	9,806	3,001
	12,973	11,377	36,658	23,666	5,830
Plant realignment costs	(222)	(1,235)	(1,463)	(3,651)	(4)
Asset impairment charges	(1,710)	—	(1,710)	—	—
Arbitration settlement, net	(282)	—	13,112	—	—
	$10,759	$10,142	$46,597	$20,015	$5,826
Depreciation and amortization expense included in operating income (loss):
United States	$6,114	$6,155	$18,031	$14,310	$3,658
Canada	1,498	1,549	4,455	3,527	950
Europe	1,990	2,209	6,585	5,048	1,166
Asia	1,007	901	2,999	2,079	628
Latin America	1,982	1,507	6,020	3,476	985
	$12,591	$12,321	$38,090	$28,440	$7,387
			October 2, 2004	January 3, 2004
Region assets:
United States			$190,476	$153,437
Canada			96,520	106,428
Europe			266,074	279,269
Asia			35,267	37,987
Latin America			146,515	141,941
			$734,852	$719,062

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 14.   Foreign Currency and Other

Components of foreign currency and other are shown in the table below (in thousands):

	Successor				Predecessor
	Three Months Ended October 2, 2004	Three Months Ended September 27, 2003	Nine Months Ended October 2, 2004	Seven Months Ended September 27, 2003	Two Months Ended March 1, 2003
Foreign currency loss (gain)	$996	$1,147	$3,013	$221	$1,814
Write-off of loan acquisition costs related to Restructured Credit Facility	—	—	5,022	—	—
Other, net	109	1,383	187	1,459	(380)
	$1,105	$2,530	$8,222	$1,680	$1,434

Other, net for the three and seven months ended September 27, 2003 included $1.1 million of costs related to a refinancing plan that was cancelled.

Note 15.   Earnings Per Share and Shareholders’ Equity

Reconciliations between basic and diluted earnings available for common shareholders and average shares outstanding have not been presented for the three and nine months ended October 2, 2004 and the three and seven months ended September 27, 2003 as the Company has reported net losses for each of these periods and the impact of such calculations would be anti-dilutive. Average shares outstanding were 10,372,228, 9,661,025, 8,653,230 and 8,648,754 for each of those periods, respectively. Additionally, no reconciliation has been presented for the two months ended March 1, 2003 as there were no convertible or potentially dilutive securities in existence during that period. Average shares outstanding were 32,004,000 for the two months ended March 1, 2003.

As of October 2, 2004, the Company’s authorized capital stock consisted of the following classes of stock:

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

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Company’s Class C Common Stock which were issued on a pro rata basis to holders of the Predecessor Company’s Class 4 General Unsecured Claims per the Predecessor Company’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all Successor periods presented, the pro forma earnings (losses) available per common share would be $(0.25) (basic and diluted) for the three months ended October 2, 2004 and $(0.73) (basic and diluted) for the three months ended September 27, 2003. If these shares had been outstanding for all Successor periods presented, the pro forma net loss per common share for the nine months ended October 2, 2004 and the seven months ended September 27, 2003 would have been $(0.67) per share and $(1.97) per share, respectively.

Note 16.   Legal Proceedings and Commitments

On August 18, 2003 an affiliate (“Affiliate”) of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney’s fees. The Company intends to vigorously defend this action and believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson (J&J). The primary issue in the arbitration was the Company’s assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. On June 28, 2004, the Company entered into a new supply agreement with a subsidiary of J&J. The Company also ended the arbitration and received approximately $17.0 million from J&J as settlement of the arbitration issues. Net settlement proceeds of $13.1 million, after providing for $3.9 million of costs and expenses associated with the arbitration, were included in Operating income in the nine months ended October 2, 2004.

As part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed projects, including the installation of a new line in the Cali, Colombia facility,  an adhesive bond line in Nanhai, China and line enhancements in Benson, North Carolina. As of October 2, 2004, these commitments totaled approximately $36.0 million and are expected to be expended over the next two years.

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first nine months of 2004 included the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina, the conversion of $2.7 million of the Company’s Junior Notes into 371,382 shares of the Company’s Class A Common Stock, the exchange of $42.6 million of the Company’s Junior Notes into 42,633 shares of the Company’s PIK Preferred Shares, the exchange of $10.1 million of the Company’s Junior Notes into 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock, and the accrual of $3.2 million of dividends on the PIK Preferred Shares.

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

For accounting purposes, the Company recognized the emergence from Chapter 11 on March 1, 2003, which was the end of the February accounting period. For purposes of the discussion of results of operations, the seven months ended September 27, 2003 (Successor) has been combined with the two months ended March 1, 2003 (Predecessor).

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	49.6	46.6	48.1	46.8
Labor	9.3	10.0	9.7	10.1
Overhead	23.5	25.6	24.3	25.9
	82.4	82.2	82.1	82.8
Gross profit	17.6	17.8	17.9	17.2
Selling, general and administrative expenses	11.3	11.6	12.0	12.2
Plant realignment costs	0.1	0.7	0.2	0.6
Asset impairment charges	0.9	—	0.3	—
Arbitration settlement, net	0.1	—	(2.1)	—
Operating income	5.2	5.5	7.5	4.4
Other expense (income):
Interest expense, net	3.8	7.8	5.2	7.5
Investment gain, net	—	0.0	—	0.0
Minority interests	0.2	0.3	0.3	0.3
Foreign currency and other	0.5	1.3	1.3	0.5
	4.5	9.4	6.8	8.3
Income (loss) before reorganization items and income taxes	0.7	(3.9)	0.7	(3.9)
Reorganization items	—	—	—	93.1
Income (loss) before income tax expense	0.7	(3.9)	0.7	89.2
Income tax expense	1.0	0.0	1.3	0.9
Net income (loss)	(0.3)	(3.9)	(0.6)	88.3
Accrued dividends on PIK preferred shares	0.9	—	0.5	—
Earnings (losses) available for common shareholders	(1.2)%	(3.9)%	(1.1)%	88.3%

Comparison of Three Months Ended October 2, 2004 and September 27, 2003

The following table sets forth components of the Company’s net sales and operating income by market segment and operating division for the three months ended July 3, 2004 and the corresponding change over the comparable period in 2003 (in millions):

	Three Months Ended
	October 2, 2004	September 27, 2003	Change
Market Segments:
Net Sales
Consumer	$113.9	$102.0	$11.9
Industrial & Specialty	91.2	83.1	8.1
	$205.1	$185.1	$20.0
Operating Income
Consumer	$4.9	$4.4	$0.5
Industrial & Specialty	8.1	7.0	1.1
	13.0	11.4	1.6
Plant realignment costs	(0.2)	(1.3)	1.1
Asset impairment charges	(1.7)	—	(1.7)
Arbitration settlement, net	(0.3)	—	(0.3)
	$10.8	$10.1	$0.7
Operating Divisions:
Net Sales
Nonwovens	$165.7	$149.7	$16.0
Oriented Polymers	39.5	35.4	$4.1
Eliminations	(0.1)	—	(0.1)
	$205.1	$185.1	$20.0
Operating Income
Nonwovens	$14.6	$11.6	$3.0
Oriented Polymers	2.6	2.9	(0.3)
Unallocated Corporate	(4.1)	(3.1)	(1.0)
Eliminations	(0.1)	—	(0.1)
	13.0	11.4	1.6
Plant realignment costs	(0.2)	(1.3)	1.1
Asset impairment charges	(1.7)	—	(1.7)
Arbitration settlement, net	(0.3)	—	(0.3)
	$10.8	$10.1	$0.7

The amounts for plant realignment costs, asset impairment charges and arbitration settlement, net have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges or income on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Net Sales

A reconciliation of the change in net sales between the three months ended October 2, 2004 and the three months ended September 27, 2003 is presented in the following table (in millions):

Net sales—three months ended September 27, 2003	$185.1
Change in sales due to:
Volume	14.7
Foreign currency	4.1
Price/mix	4.0
Businesses sold/exited	(2.8)
Net sales—three months ended October 2, 2004	$205.1

Consolidated net sales were approximately $205.1 million for the three months ended October 2, 2004, an increase of $20.0 million or 10.8% over the prior year comparable period. The increase in net sales was due primarily to increased sales volume, especially in the United States and Latin America, improvement in sales price/mix due partially to higher material costs as well as the strengthening of foreign currencies, predominantly the Euro and the Canadian dollar, versus the U.S. dollar. These increases were partially offset by decreases associated with businesses exited or sold.

Consumer net sales were $113.9 million in the three months ended October 2, 2004 compared to $102.0 million in 2003, an increase of $11.9 million or 11.7%. This segment’s sales were positively impacted by increased Nonwoven volumes in the United States and Latin America, partially offset by decreased volumes in Europe. Industrial & Specialty net sales were $91.2 million for the three months ended October 2, 2004 compared to $83.1 million in the comparable period of 2003, an increase of $8.1 million or 9.8%. The largest drivers of the quarter-over-quarter increase were increased volumes and an improved price/mix of sales, especially in Oriented Polymers and Latin America Nonwovens.

Nonwovens net sales were $165.7 million in the three months ended October 2, 2004 compared to $149.7 million in 2003, an increase of $16.0 million or 10.7%. Within the nonwovens business, higher sales volume in the U.S. and Latin American hygiene markets and the Latin American industrial market were partly offset by volume losses in the European medical market. The 2004 nonwovens sales were also favorably impacted by the strengthening of the Euro versus the U.S. dollar. Oriented Polymers net sales increased $4.1 million in the quarter-to-quarter comparison and benefited from higher volumes, an improved price/mix of sales and the strengthening of the Canadian dollar versus the U.S. dollar.

Operating Income

A reconciliation of the change in operating income between the three months ended October 2, 2004 and September 27, 2003 is presented in the following table (in millions):

Operating income—three months ended September 27, 2003	$10.1
Change in operating income due to:
Volume	5.5
Price/mix	4.0
Lower plant realignment costs	1.1
Foreign currency	0.4
Businesses sold/exited	0.3
Arbitration settlement, net	(0.3)
Higher asset impairment charges	(1.7)
Higher raw material costs	(6.6)
All other, primarily higher SG&A costs	(2.0)
Operating income—three months ended October 2, 2004	$10.8

Consolidated operating income was $10.8 million in the three months ended October 2, 2004 as compared to $10.1 million in 2003. The improvement in operating income in the current quarter was positively impacted by increased volumes as well as improved price/mix of sales and lower plant realignment costs during the third quarter of 2004. Offsetting these favorable impacts were higher raw material costs of $6.6 million, predominantly in the United States and Latin American businesses, and asset impairment charges of $1.7 million related to the closing of certain lines in our Canadian operations.

Interest Expense and Other

Interest expense decreased $6.6 million from $14.4 million during the three months ended September 27, 2003 to $7.8 million during the same period in 2004. The decrease is primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Senior Secured Bank Facility (“Bank Facility”), effective April 27, 2004. In conjunction with the Company’s refinancing, the Company’s majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the 10% Convertible Subordinated Notes due 2007 (the “Junior Notes”) for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock (the “PIK Preferred Shares”), which also contributed to lower interest costs during the period. Foreign currency and other expense decreased approximately $1.4 million, from $2.5 million during the three months ended September 27, 2003 to $1.1 million for the comparable period in 2004. The 2003 other expense amounts include approximately $1.1 million of costs related to an aborted refinancing plan.

Income Taxes

The Company recognized income tax expense of $2.1 million for the three months ended October 2, 2004 on a consolidated income before income taxes of $1.5 million for such period. Income tax expense was in excess of income before income taxes primarily as a result of income taxes being accrued on the earnings generated by certain foreign operations as well as state income taxes in the United States, with no income tax benefit being recognized on the pre-tax losses in the United States and certain foreign operations. During the three months ended September 27, 2003, the Company recognized an income tax benefit of approximately $40,000.

Net Income (Loss)

The Company’s net loss during the three months ended October 2, 2004 was approximately $0.6 million as a result of the factors described above, as compared to a net loss of $7.3 million during the comparable period in 2003.

Comparison of Nine Months Ended October 2, 2004 and September 27, 2003

The following table sets forth components of the Company’s net sales and operating income by market segment and operating division for the nine months ended October 2, 2004 and the corresponding change over the comparable period in 2003 (in millions):

	Nine Months Ended
	October 2, 2004	September 27, 2003	Change
Market Segments:
Net Sales
Consumer	$335.3	$320.6	$14.7
Industrial & Specialty	287.1	260.2	26.9
	$622.4	$580.8	$41.6
Operating Income
Consumer	$12.5	$12.7	$(0.2)
Industrial & Specialty	24.2	16.8	7.4
	36.7	29.5	7.2
Plant realignment costs	(1.5)	(3.7)	2.2
Asset impairment charges	(1.7)	—	(1.7)
Arbitration settlement, net	13.1	—	13.1
	$46.6	$25.8	$20.8
Operating Divisions:
Net Sales
Nonwovens	$494.1	$466.5	$27.6
Oriented Polymers	128.6	114.3	14.3
Eliminations	(0.3)	—	(0.3)
	$622.4	$580.8	$41.6
Operating Income
Nonwovens	$38.4	$33.6	$4.8
Oriented Polymers	10.8	8.1	2.7
Unallocated Corporate	(12.8)	(12.2)	(0.6)
Eliminations	0.3	—	0.3
	36.7	29.5	7.2
Plant realignment costs	(1.5)	(3.7)	2.2
Asset impairment charges	(1.7)	—	(1.7)
Arbitration settlement, net	13.1	—	13.1
	$46.6	$25.8	$20.8

The amounts for plant realignment costs, asset impairment charges  and arbitration settlement, net have not been allocated to the Company’s reportable business segments, for reporting purposes, because the Company’s management does not evaluate such charges or income on a segment-by-segment basis. Segment operating performance is measured and evaluated before unusual or special items.

Net Sales

A reconciliation of the change in net sales between the nine months ended October 2, 2004 and the nine months ended September 27, 2003 is presented in the following table (in millions):

Net sales—nine months ended September 27, 2003	$580.8
Change in sales due to:
Volume	25.4
Foreign currency	18.0
Price/mix	8.5
Businesses sold/exited	(10.3)
Net sales—nine months ended October 2, 2004	$622.4

Consolidated net sales were approximately $622.4 million for the nine months ended October 2, 2004, an increase of $41.6 million or 7.2% over the prior year comparable period. The increase in net sales was due primarily to increased sales volumes, especially in the United States and Latin American markets, and the strengthening of foreign currencies, predominantly the Euro and the Canadian dollar. Improvements in price/mix of sales also contributed to the increase, which were partially offset by decreases associated with businesses exited or sold.

Consumer net sales were $335.3 million in the first nine months of 2004 compared to $320.6 million in 2003, an increase of $14.7 million or 4.6%. This segment’s sales were positively impacted by foreign currencies, predominantly in Europe, where the Euro was stronger against the U.S. dollar during 2004 compared to 2003. Increased sales volumes of Nonwovens in Latin America and the United States were partially offset by declines in Europe. Industrial & Specialty net sales were $287.1 million in the first nine months of 2004 compared to $260.2 million in the first nine months of 2003, an increase of $26.9 million or 10.3%. The year-over-year increase was due to the volume increases in Latin America Nonwovens and Oriented Polymers, coupled with the strengthening of the Euro and the Canadian dollar compared to the U.S. dollar.

Nonwovens net sales were $494.1 million in the first nine months of 2004 compared to $466.5 million in 2003, an increase of $27.6 million or 5.9%. Within the nonwovens business, higher sales volume in the United States and Latin American hygiene markets and the Latin American industrial market were partly offset by volume losses in United States medical and wipes and European medical markets. The 2004 nonwovens sales were also favorably impacted by the strengthening of the Euro versus the U.S. dollar. Oriented Polymers net sales increased $14.3 million due to sales volume increases, improved price/mix of sales as well as the strengthening of the Canadian dollar versus the U.S. dollar.

Operating Income

A reconciliation of the change in operating income between the nine months ended October 2, 2004 and September 27, 2003 is presented in the following table (in millions):

Operating income—nine months ended September 27, 2003	$25.8
Change in operating income due to:
Arbitration settlement, net	13.1
Volume	8.7
Price/mix	8.5
Lower manufacturing costs	6.0
Lower plant realignment costs	2.2
Foreign currency	1.6
Businesses sold/exited	0.5
Higher asset impairment charges	(1.7)
Higher depreciation and amortization	(2.2)
Higher raw material costs	(13.3)
All other, primarily higher SG&A costs	(2.6)
Operating income—nine months ended October 2, 2004	$46.6

Consolidated operating income was $46.6 million in the first nine months of 2004 as compared to $25.8 million in the first nine months of 2003. The improvement in operating income in the first nine months was positively impacted by the $17.0 million arbitration settlement which was received during the second quarter and reported as operating income net of $3.9 million of legal and other associated arbitration costs. The improvement in operating income due to lower manufacturing costs reflects the benefit of the Company’s ongoing efforts to reduce spending and improve operating efficiency. Increased volumes and improved price/mix of sales have had a favorable impact on operating income in the first nine months of 2004. Lower plant realignment charges and the strengthening of foreign currencies versus the U.S. dollar also contributed favorably to operating income. Offsetting these favorable impacts were higher raw material costs of $13.3 million, predominantly in the United States, Latin American and Canadian businesses, higher asset impairment charges, higher depreciation and amortization charges and increased selling, general and administrative expenses. The higher SG&A costs are primarily related to increased sales levels.

Interest Expense and Other

Interest expense decreased $11.5 million from $43.8 million during the nine months ended September 27, 2003 to $32.3 million during the same period in 2004. The decrease was primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004. In conjunction with the Company’s refinancing, the Company’s majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares, which also contributed to lower interest costs during the period. If the refinancing and the exchange occurred at the beginning of the current fiscal year, the Company would have realized an approximate $8.6 million additional reduction in interest expense during the nine months ended October 2, 2004. Foreign currency and other expense increased approximately $5.1 million, from $3.1 million during the nine months ended September 27, 2003 to $8.2 million for the comparable period in 2004. Approximately $5.0 million of the increase in foreign currency and other expense was due to the second quarter 2004 write-off of the loan acquisition costs related to the refinancing of the Company’s previous Restructured Credit Facility. Additionally, the first nine months of 2003 included $1.1 million of costs in other expense related to an aborted refinancing effort.

Chapter 11 Reorganization Items

The Company recognized a net gain of $540.5 million from reorganization items upon its emergence from Chapter 11 during the first nine months of 2003. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million, offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

Income Taxes

The Company recognized income tax expense of $8.2 million for the nine months ended October 2, 2004 on consolidated income before income taxes of $4.5 million for such period. The income tax expense in excess of income before income taxes primarily resulted from income taxes accrued on the earnings generated by certain foreign operations as well as state income taxes in the United States, with no federal income tax benefit being recognized for the pre-tax losses incurred in the United States and certain foreign operations. During the nine months ended September 27, 2003, the Company recognized an income tax expense of approximately $5.4 million.

Net Income (Loss)

The Company’s net loss during the nine months ended October 2, 2004 was $3.6 million as a result of the factors described above, as compared to a net income of $512.6 million during the comparable period in 2003.

Liquidity and Capital Resources

The Company’s principal sources of liquidity for operations and expansions are funds generated internally and borrowing availabilities under the Company’s Bank Facility, which provides for secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans of $425.0 million.

	October 2, 2004	January 3, 2004
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$29.6	$21.3
Working capital	177.3	119.1
Working capital, excluding current portion of long-term debt	181.3	153.1
Total assets	734.9	719.1
Total debt	426.2	483.4
PIK Preferred Shares, expected to be settled with shares of common stock	55.9	—
Shareholders’ equity	56.4	59.2

	Nine Months Ended
	October 2, 2004	September 27, 2003
	(In Millions)
Cash flow data:
Net cash provided by (used in) operating activities	$36.3	$10.3
Net cash used in investing activities	(12.4)	(10.6)
Net cash used in financing activities	(15.6)	(21.5)

Operating Activities

Net cash provided by operating activities was $36.3 million during the nine months ended October 2, 2004, an approximate $26.0 million improvement from the $10.3 million provided by operating activities during the nine months ended September 27, 2003. The current nine-month period was positively impacted by improved operating results and the net arbitration settlement of $13.1 million, with such positive impacts being partially offset by increases in working capital. The Company had no outstanding borrowings under its $50.0 million revolving credit facility and continues to have access to the entire credit facility to help it to meet short-term cash requirements. Generally, the Company strives to keep borrowings under its revolving credit facility at a minimum.

The Company had working capital, excluding the current portion of long-term debt, of $181.3 million at October 2, 2004, compared to $153.1 million at January 3, 2004. Excluding the $8.2 million increase in cash and cash equivalents, the increase was $20.0 million. Accounts receivable on October 2, 2004 were $128.5 million as compared to $121.1 million on January 3, 2004, an increase of $7.4 million, primarily due to higher sales during the quarter. Accounts receivable represented approximately 57 days of sales outstanding at October 2, 2004 versus approximately 60 days of sales outstanding on January 3, 2004. Inventories at October 2, 2004 were approximately $99.8 million, an increase of $3.3 million from inventories at January 3, 2004 of $96.5 million. The Company had inventory representing approximately 54 days of cost of sales on hand at October 2, 2004 versus approximately 59 days of cost of sales on hand at January 3, 2004. Accounts payable at October 2, 2004 was $58.6 million as compared to $57.1 million on January 3, 2004, an increase of $1.5 million. The Company had accounts payable representing approximately 32 days of cost of sales outstanding at October 2, 2004, compared to approximately 35 days of cost of sales outstanding at January 3, 2004. Other factors affecting the increase in working capital were attributable to the $2.6 million repayment of short-term borrowings and the $8.5 million decrease in accrued liabilities, primarily due to settling obligations related to restructurings and legal claims.

Investing and Financing Activities

Cash used in investing activities amounted to $12.4 million during the nine months ended October 2, 2004, compared to the $10.6 million during the nine months ended September 27, 2003. Capital expenditures during the first nine months of 2004 totaled $13.2 million, a decrease of $12.1 million from capital spending of $25.3 million during the same period in fiscal 2003. Investing activities during the first nine months of 2004 and 2003 included proceeds from the sale of assets of $0.8 million and $14.6 million, respectively.

Cash used in financing activities amounted to $15.6 million during the nine months ended October 2, 2004, compared to the $21.5 million during the nine months ended September 27, 2003. During the first nine months of 2004, the Company used $3.6 million of cash to pay down its debt under its credit facilities, whereas the Company used $19.7 million of cash to pay down its debt during the comparable period of 2003. In addition, the Company paid $12.1 million of loan acquisition costs during the nine months ended October 2, 2004, compared to $1.8 million during the same period of 2003.

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

The Bank Facility contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage. The Bank Facility requires the Company to use a percentage of proceeds from excess cash flows, as defined by the agreement, to reduce its debt balances. The Company reduced the first lien term loan with a $5.0 million payment, which will be applied to any monies due as part of the calculated excess cash flows. Additionally, in accordance with the terms of the Bank facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Additionally, in the third quarter, $10.1 million of aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional PIK Preferred Shares; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company, at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock. The Company currently expects to settle the mandatory or optional redemption with the issuance of shares of Class A Common Stock.

As discussed in Note 16 to the Consolidated Financial Statements, the Company recently announced its commitment to install a new line at its Cali, Colombia facility, as well as other ongoing capital commitments. As of October 2, 2004, these commitments totaled approximately $36.0 million and are expected to be expended over the next two years.

In October 2004, the Company announced that it will raise prices on its products globally due to significant raw material cost increases, especially for polypropylene, polyester and rayon, and other significant cost increases, such as transportation and energy.

Based on the ability to generate positive cash flows from its operations and the improved financial flexibility provided by the Bank Facility, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Additionally, based on the refinancing of its debt and the exchange of its Junior Notes to PIK Preferred Shares, the Company believes that it has significantly reduced its cash interest costs, improved its financial flexibility and strengthened its financial position.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, overhead and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first nine months of 2004 and 2003.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results could differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including, but not limited to, those related to sales returns and allowances and credit risks, inventories, income taxes, impairment of long-lived assets, pension and other post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Fresh Start Accounting:   In connection with the Company’s Chapter 11 reorganization, the Company has applied Fresh Start Accounting (as defined herein) to its consolidated balance sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA. Under Fresh Start Accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Accounting is applied. On March 5, 2003, the Company emerged from bankruptcy. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At October 2, 2004, a reserve of $12.6 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

Inventory Reserves:   The Company maintains reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross margins. Management believes, based on its prior experience of managing and evaluating the recoverability of its slow moving or obsolete inventory, that such established reserves are materially adequate.

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

Benefit Plans:   The Company has pension and postretirement costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension costs and obligations.

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

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2003 and the first nine months of 2004, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene and polyethylene are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased from 46.8% in the first nine months of 2003 to 48.1% for the comparable period of 2004.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.9 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective, as of October 2, 2004.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-Q for the period ended July 3, 2004 under the caption “Item 1. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2004, $10.1 million of the Company’s Junior Notes were exchanged for approximately 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock.

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

POLYMER GROUP, INC.

Date: November 15, 2004	By:	/s/ JAMES L. SCHAEFFER
James L. Schaeffer Chief Executive Officer

Date: November 15, 2004	By:	/s/ WILLIS C. MOORE III
Willis C. Moore III Chief Financial Officer (Principal Financial Officer)