Form 10-K
period 2005-01-01
POLYMER GROUP INC
filed 2005-03-29
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005, or
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The aggregate market value of the Company's voting stock held by non-affiliates as of July 3, 2004 was approximately $53.0 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Registrant's common equity. As of March 11, 2005, there were 10,203,043 shares of Class A common stock, 188,182 shares of Class B common stock and 33,402 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

Portions of the Registrant's Notice of 2005 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.
FORM 10-K
For the Fiscal Year Ended January 1, 2005
INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

        Readers should consider the following information as they review this Form 10-K:

Fresh Start Accounting

        In connection with the Company's Chapter 11 reorganization, the Company has applied fresh start reporting to its Consolidated Balance Sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the AICPA (Reference Item 1 in the Business section for additional information regarding the Company's Chapter 11 reorganization). Under fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. On March 5, 2003, the Company emerged from Chapter 11. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of fresh start reporting, the financial statements of the Successor Company (as defined herein) are not comparable to the Predecessor Company's (as defined herein) financial statements.

Safe Harbor-Forward-Looking Statements

        From time to time, the Company may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate" or other words that convey the uncertainty of future events or outcomes.

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. There can be no assurance that these events will occur or that the Company's results will be as estimated.

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

  •
  information and technological advances;

  •
  changes in environmental laws and regulations;

  •
  cost and availability of raw materials, labor and natural and other resources and the inability to pass raw material cost increases along to customers;

  •
  domestic and foreign competition;

  •
  reliance on major customers and suppliers; and

  •
  risks related to operations in foreign jurisdictions.

Fiscal Year-End

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which as described in Item 1 to this Annual Report on Form 10-K is comprised of a two month period ended March 1, 2003 (9 weeks) and a ten month period ended January 3, 2004 (44 weeks). Fiscal 2002 ended on December 28, 2002 and included the results of operations for a fifty-two week period. References herein to "2004," "2003," and "2002" generally refer to fiscal 2004, fiscal 2003 and fiscal 2002, unless the context indicates otherwise.

PART I

ITEM 1.    BUSINESS

        Polymer Group, Inc. (the "Company" or "Polymer Group") was originally incorporated in the State of Delaware on June 16, 1994 and is a global manufacturer and marketer of nonwoven and oriented polyolefin products.

        The Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court") on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). Upon having its Modified Plan (as defined) approved by the Bankruptcy Court on January 16, 2003, the Company emerged from the Chapter 11 process effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003 and adopted "fresh-start accounting" as of that date. The Company's emergence from Chapter 11 resulted in a new reporting entity, with the reorganization value of the Company allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. The initial allocation was based on preliminary estimates and has been revised as more recent information was received, as deemed appropriate, under generally accepted accounting principles in the United States. The revisions are reflected in the amounts included herein. References to "Predecessor" refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to "Successor" refer to Polymer Group and its subsidiaries on or after March 2, 2003, after giving effect to the implementation of fresh start reporting.

Recent Developments

        The Company has taken major steps in the last two years to strengthen its balance sheet and reaffirm its global leadership position in the industry. These items are discussed in more detail throughout this report, with highlights presented below to assist the reader:

  •
  emerging from the Chapter 11 process effective March 5, 2003 and adopting fresh start accounting;

  •
  refinancing its long-term debt on April 27, 2004, resulting in greater financial flexibility and significant interest cost savings;

  •
  completing the exchange during fiscal 2004 of the Company's originally issued Convertible Subordinated Notes due 2007 (the "Junior Notes") for newly authorized 16% Series A Convertible Pay-in-kind Preferred Shares (the "PIK Preferred Shares") and Class A Common Stock;

  •
  continuing to expand its business in 2004 as it moved to full productive utilization of its new state-of-the-art spunbond line in San Luis Potosi, Mexico in the second quarter of 2004 and initiating construction in September 2004 of a new line in Cali, Colombia and announcing, effective March 22, 2005, that it will install a new spunmelt line in the United States;

  •
  settling arbitration issues on June 28, 2004 with a major customer, and receiving a settlement of $17.0 million. After providing for $3.9 million of costs and expenses associated with the arbitration, the net settlement proceeds were $13.1 million; and

  •
  continuing its efforts to shed non-essential costs from its operations, completing the European restructuring effort that began near the end of 2003 and curtailing some additional lines in the Canadian operation of the Oriented Polymers Division.

General

        The Company is one of the largest producers of spunmelt and spunlace products in the world, and employs the most extensive range of nonwovens technologies that allow it to supply products tailored to customers' needs at competitive prices. Nonwovens provide certain qualities similar to those of textiles at a significantly lower cost.

        The Company supplies engineered materials to a number of the largest consumer and industrial product manufacturers in the world. The Company has a global presence with an established customer base in both developed and emerging markets. The Company's product offerings are sold principally to converters that manufacture a wide range of end-use products.

        The Company operates twenty-one manufacturing facilities (including its joint venture/partnership-type operations in Argentina and China) located in ten countries. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technologies in order to increase capacity, improve quality and develop new high-value fabric structures. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

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

Industry Overview

        The Company competes primarily in the worldwide nonwovens market, which is approximately a $14.5 billion market with an average annual sales growth rate of 7% expected over each of the next five years, according to certain industry sources. The nonwovens industry began in the 1950's when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

        The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens and, therefore, increased demand. The Company believes, based on certain industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 6% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 8.5% per annum. In the developed markets, growth will be driven primarily by new applications for nonwovens and higher amounts of nonwovens used per application for such products as diapers, while growth in the emerging markets will be driven primarily by increased penetration of disposable products as per capita income rises. According to certain industry sources, worldwide consumption of nonwovens has grown an average of 7% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials. Additionally, the Company's growth rate may differ from the industry averages depending upon the regions the Company chooses to operate in and the technology available to the Company.

        Nonwovens are categorized as either disposable (approximately 57% of worldwide industry sales with an average annual growth rate of 7.5%, according to industry sources) or durable (approximately 43% of worldwide industry sales and an average annual growth rate of 6.5%, according to industry sources). The Company primarily competes in disposable products. The largest end uses for disposable nonwovens are for applications that include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns, drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding, construction sheeting, cable wrap, electrical insulation, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, and coated and laminated structures for wall coverings and upholstery.

        The Company also competes in the North American market for oriented polyolefin products. Chemical polyolefin products include woven, slit-film fabrics produced by weaving narrow tapes of slit film and are characterized by high strength-to-weight ratios, and also include twisted slit film or monofilament strands. While the broad uncoated oriented polyolefin market is primarily focused on carpet backing fabric and, to a lesser extent, geotextiles and bags, the markets in which the Company primarily competes are made up of a large number of specialized products manufactured for niche applications. These markets include industrial packaging applications such as lumberwrap, steel wrap and fiberglass packaging, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial and consumer products. The Company also produces structural concrete reinforcement fiber using monofilament technology.

Business Strategy

        The Company's goals are to grow its core businesses while developing new technologies to capitalize on new product opportunities and expanded geographic markets. The Company strives to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. The Company is committed to continuous improvements throughout its business to increase product value by incorporating new materials and operating capabilities that enhance or maintain performance specifications. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in emerging countries. Over the past ten years, the Company's sales from manufacturing facilities outside the United States have increased from approximately $28.0 million in 1993 to $463.3 million in 2004.

        The Company develops, manufactures and sells a broad array of products. Sales are focused in two operating divisions: "Nonwovens" and "Oriented Polymers" that provide opportunities to leverage the Company's advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Nonwovens Division

        The Nonwovens segment develops and sells products in various consumer and industrial markets. Major markets served by this division include the hygiene, industrial, medical and wiping. Sales of products in the Nonwovens division represented approximately 80%, 80% and 81%, or $672.6 million, $624.1 million and $608.2 million, of the Company's consolidated net sales for fiscal 2004, 2003 and 2002, respectively.

        The Company produces a variety of nonwoven materials for use in diapers, training pants, feminine sanitary protection, adult incontinence, baby wipes and consumer wiping products. The Company's broad product offerings provide customers with a full range of specialized components for unique or distinctive products, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In addition, the Company's medical products are used in wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns and drapes, face masks and shoe covers.

        Among the industrial applications of the product offerings are electrical insulation, housewrap, filtration, cable wrap, furniture and bedding applications and automotive. Wiping applications include products for the consumer as well as institutional and janitorial applications.

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

Oriented Polymers Division

        The Oriented Polymers Division provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, and coated bags for specialty chemicals and, mineral fibers. Sales of products in the Oriented Polymers Division represented approximately 20%, 20% and 19%, or $172.5 million, $154.2 million and $146.2 million, of the Company's consolidated net sales for fiscal 2004, 2003 and 2002, respectively.

Marketing and Sales

        The Company sells to customers in the domestic and international marketplace. Approximately 45%, 23%, 15%, 13% and 4% of the Company's 2004 net sales were from manufacturing facilities in the United States, Europe, Latin America, Canada and Asia, respectively. The Procter & Gamble Company, which is the Company's largest customer, accounted for 12%, 13% and 12% of the Company's net sales in 2004, 2003 and 2002, respectively. Sales to the Company's top 20 customers represented approximately 45%, 47% and 47% of the Company's net sales in 2004, 2003 and 2002, respectively.

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

Manufacturing Processes

        General.    The Company's competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment processes and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead-time. The Company has a wide range of manufacturing capabilities that allow it to produce specialized products that, in certain cases, cannot be reproduced in the market. Substantially all of the Company's manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

        Nonwovens.    The Company believes that it has a comprehensive array of nonwoven manufacturing technologies that encompass capabilities spanning the entire spectrum of nonwoven technologies.

Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry or molten. The dry-laid process utilizes fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient from a manufacturing and cost perspective.

        Web consolidation is the process by which fiber or film are bonded together using mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS (spunbond-meltblown-spunbond), ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS (spunbond-meltblown-meltblown-spunbond) are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

        Special Films and Composite Structures.    The Company has a proprietary continuous process for manufacturing unique reticulated films. These highly engineered films have unique capabilities due to the way precision holes are imparted during the process of forming the film. Since these films can be composed of two or more layers of different polymers, the functionality can be different on one side versus the other. These films are typically customized for each customer and are especially popular in Asia as a component for premium feminine hygiene products. The Company also manufactures composites which are combinations of different nonwoven and/or film structures where each structure lends its properties or attributes to the end product. An example is house wrap. House wrap is the result of mating an especially strong spunbond fabric with a highly engineered film. The resulting fabric is very strong, economical, and has excellent wind barrier properties while allowing humidity to pass through the fabric.

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

Competition

        The Company's primary competitors in its nonwoven product markets are E.I. du Pont de Nemours & Co., Freudenberg Nonwovens L.P., BBA Group plc, Avgol LTD. and First Quality Enterprises, Inc; and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

        The primary raw materials used to manufacture most of the Company's products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. These primary raw materials are available from multiple sources and the Company purchases such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. The Company has historically been able to pass along at least a portion of raw material price increases to some of its customers, particularly those with contracts containing raw material price escalation clauses, although often with a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company's cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.9 million on an annualized basis in its reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that the Company will be able to pass on any increases to its customers not covered by contracts with price escalation clauses. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 to this Annual Report on Form 10-K and "Raw Material and Commodity Risks" included in Item 7A to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on the Company's operations in 2004, 2003 and 2002.

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

        The Company does not currently anticipate any material adverse effect on its operations, financial or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Patents and Trademarks

        The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 176 registered trademarks and over 128 patents in the United States. We also have approximately 440 patents under application worldwide. In addition, the Company maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

Inventory and Backlogs

        Inventories at January 1, 2005 were $106.3 million, an increase of $9.8 million from inventories of $96.5 million at January 3, 2004. The Company had approximately 54 days of inventory on hand at January 1, 2005 versus 59 days of inventory on hand at January 3, 2004, a decrease of approximately 10%. Unfilled orders as of January 1, 2005 and January 3, 2004 amounted to approximately $49.8 million and $43.4 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, the Company does not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

        The Company's investment in research and development approximated $11.2 million, $12.4 million and $16.3 million during 2004, 2003 and 2002, respectively.

Seasonality

        Use and consumption of the Company's products does not fluctuate significantly due to seasonality.

Employees

        As of January 1, 2005, the Company had approximately 3,233 employees. Of this total, approximately 1,399 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 29% of the Company's labor force is covered by collective bargaining agreements that will expire within one year. During 2004 there were no known unionizing attempts. The Company believes that it generally has good relationships with both its union and non-union employees.

Business Restructuring

        The Company initiated a comprehensive business restructuring in the latter half of 2001, involving manufacturing initiatives and workforce reductions which have continued into 2002, 2003 and 2004. In 2004, the restructuring efforts included the completion of the line curtailment and headcount reduction in Europe that had been announced in 2003 and the initiation of a new restructuring effort in the Canadian operations of the Oriented Polymers Division to better balance plant capacity with market demands. In Canada, the Company eliminated several lines and sold certain equipment. Total headcount was reduced by approximately 160 employees. The total pre-tax charge for both programs in 2004 was approximately $1.9 million.

        In 2003, the Company's restructuring efforts resulted in headcount reductions of approximately 170 employees, primarily within the U.S. and European operations of the Nonwovens Division and resulted in a pre-tax charge of approximately $6.8 million. In 2002, such restructurings included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division and resulted in a pre-tax charge of approximately $1.1 million.

        Cash outlays associated with the Company's business restructuring approximated $5.9 million, $4.3 million and $6.4 million in 2004, 2003 and 2002, respectively.

Recapitalization and Refinancing

        On April 27, 2004, the Company refinanced the then outstanding bank debt with a new Senior Secured Bank Facility (the "Bank Facility"). In addition, the Company, in a series of transactions, exchanged the Junior Notes for PIK Preferred Shares and Class A Common Stock.

        The Bank Facility consists of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company's previous Restructured Credit Facility and pay related fees and expenses.

        All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At January 1, 2005, the Company was in compliance with all such covenants and expects to remain in compliance through fiscal 2005. The Bank Facility requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Through January 1, 2005, the Company had made mandatory debt repayments of $1.5 million and optional repayments on the first lien term loan of $17.0 million, which amount was considered in the calculation of excess cash flow. Due to the optional repayments made during fiscal 2004 and an amendment made to the Bank Facility subsequent to January 1, 2005, no additional payments related to fiscal 2004 are due to be paid within ten days after the required filing date of the Company's annual financial statements.

        The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company's total leverage ratio. The Company had no outstanding borrowings at January 1, 2005 under the revolving credit facility. Average borrowings under the revolving credit facility for the period from April 28, 2004 to January 1, 2005 were $4.0 million at an average rate of 5.80%. The revolving portion of the credit facility matures on April 27, 2009. The first lien term loan and the second lien term loan mature on April 27, 2010 and April 27, 2011, respectively.

        In accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 16 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

        Subject to certain terms and conditions, a maximum of $20.0 million of the Bank Facility may be used for revolving letters of credit. As of January 1, 2005, the Company had $12.5 million of standby letters of credit outstanding under this facility. Approximately $7.1 million was related to the requirements of the short-term borrowing arrangements of the Company's China-based majority owned subsidiary ("Nanhai"). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit have been drawn on at January 1, 2005.

        In conjunction with the Company's refinancing in April 2004 of the Restructured Credit Facility, the Company's majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company's PIK Preferred Shares. Also, during 2004, $10.1 million in aggregate principal amount of the Company's Junior Notes were exchanged for 10,083 shares of the Company's PIK Preferred Shares.

        The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing July 1, 2004, and are payable at the option of the Company, (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

        On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company ("mandatory redemption price"), at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

        At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company's Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock. In January 2005, the Company declared a dividend of approximately $5.6 million, payable in the form of additional PIK Preferred Shares to holders of record as of May 15, 2004 and December 15, 2004. Accordingly, the accrued dividends at January 1, 2005 are included as a component of the Company's PIK Preferred Shares in the Consolidated Balance Sheet.

        Additional details of the Company's Chapter 11 process and recapitalization can be found in Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

ITEM 2.    PROPERTIES

        The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's Bank Facility. The Company believes that its facilities are generally well-maintained, in good condition and adequate for its current needs.

Location	Principal Function
Nonwovens U.S.
North Little Rock, Arkansas	Manufacturing and Warehousing
Rogers, Arkansas	Manufacturing and Warehousing
Gainesville, Georgia(1)	Manufacturing and Warehousing
Landisville, New Jersey	Manufacturing, Sales, Marketing and Research and Development
Benson, North Carolina	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Raleigh, North Carolina(1)	Administration
Mooresville, North Carolina	Manufacturing and Research and Development
Mooresville, North Carolina(1)	Administration, Sales and Marketing
Mooresville, North Carolina	Administration and Warehousing
Waynesboro, Virginia	Manufacturing, Warehousing, Marketing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Nonwovens Europe
Bailleul, France	Manufacturing, Marketing, Warehousing, Research and Development and Administration
Neunkirchen, Germany	Manufacturing and Warehousing
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Molnlycke, Sweden(1)	Manufacturing
Nonwovens Latin America
Buenos Aires, Argentina(2)	Manufacturing, Marketing, Warehousing and Administration
Guadalajara, Mexico(1)	Sales, Marketing and Warehousing
Cali, Colombia	Manufacturing, Marketing, Warehousing and Administration
Monterrey, Mexico(1)	Sales, Marketing and Warehousing
Mexico City, Mexico(1)	Sales, Marketing and Warehousing
San Luis Potosi, Mexico	Manufacturing, Warehousing and Marketing
Nonwovens Asia
Nanhai, China(3)	Manufacturing, Marketing, Warehousing and Administration
Oriented Polymers Division
Kingman, Kansas	Manufacturing, Marketing, Warehousing and Administration
Guntown, Mississippi(1)	Warehousing and Converting
Portland (Clackamas), Oregon	Manufacturing
Clearfield, Utah(1)	Manufacturing, Marketing and Warehousing
Mississauga, Ontario(1)	Sales and Marketing
North Bay, Ontario	Manufacturing, Marketing, Warehousing and Administration
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec(1)	Sales, Marketing and Administration
Corporate Offices
Dayton, New Jersey(1)	Administration
North Charleston, South Carolina(1)	Corporate

(1)
Leased.

(2)
60% interest in a joint venture/partnership-type arrangement (Dominion Nonwovens Sudamerica S.A.) with Sauler Group.

(3)
80% interest in a joint venture/partnership-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

        Capacity utilization during 2004 varied by geographic locations and manufacturing capabilities. However, it can be generally stated that the facilities operated moderately below capacity.

ITEM 3.    LEGAL PROCEEDINGS

        On August 18, 2003 an affiliate ("Affiliate") of the former Chief Executive Officer of the Company filed a claim in the Court of Common Pleas for the Ninth Judicial Circuit for the State of South Carolina, seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney's fees. The claim is currently in the discovery phase and the Company intends to vigorously defend this action and believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

        On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson ("J&J"). The primary issue in the arbitration is the Company's assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. On June 28, 2004, the Company entered into a new supply agreement with a subsidiary of J&J. The Company also ended the arbitration and received approximately $17.0 million from J&J as settlement of the arbitration issues. Net settlement proceeds of $13.1 million, after providing for $3.9 million of costs and expenses associated with the arbitration, were included in Arbitration settlement, net in the Consolidated Statement of Operations for the fiscal year ended January 1, 2005.

        The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate any material adverse effect on its operations, financial or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since March 5, 2003, the Company's Class A and Class B common stock has been trading on the over-the-counter electronic bulletin board (the "OTCBB") under the symbols "POLGA" and "POLGB," respectively. Prior to March 5, 2003, all of the Company's common stock was in one class. Pursuant to the Modified Plan, on March 5, 2003, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B common stock trade on the OTCBB. No shares of Class D or Class E common stock are outstanding. There is no established trading market for the Class C common stock and, as such, no ticker symbol has been assigned to the Class C common stock. The Class B common stock is convertible to Class A common stock and, accordingly, the Class B common stock trades on a comparable basis to the Class A common stock. The following table sets forth for fiscal 2004 and 2003 the high and low market prices of the Company's Class A common stock:

Class A common stock:

	2004		2003
	High	Low	High	Low
First Quarter	$14.00	$7.00	$—	$—
Second Quarter	14.50	12.00	12.00	4.00
Third Quarter	13.50	11.10	7.05	5.50
Fourth Quarter	19.30	11.10	8.50	5.00

        The Company officially emerged from Chapter 11 on March 5, 2003 and was not traded for several weeks after emergence. Hence, there is no high and low information for the first quarter of 2003. The high and low bid prices above reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

        The Company paid no dividends on its common stock during fiscal years 2004 or 2003. The Bank Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Bank Facility.

        As of March 15, 2005, there were seven, 338 and one holders of record of the Company's Class A, Class B and Class C common stock, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information of the Company for periods both before and after emerging from the Chapter 11 process on March 5, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on March 1, 2003. Therefore, the Consolidated Balance Sheet and related information as of January 1, 2005 and January 3, 2004 and the Consolidated Statement of Operations and related information for the fiscal year ended January 1, 2005 and the ten months ended January 3, 2004 are referred to as "Successor" and reflect the effects of the reorganization and the principles of fresh start accounting. Periods presented prior to March 1, 2003 have been referred to as "Predecessor". See Note 4 to the Company's Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for a discussion of fresh start adjustments. The statement of operations data for each of the five years ended January 1, 2005 and the balance sheet data as of January 1, 2005, January 3, 2004, December 28, 2002, December 29, 2001 and December 30, 2000 have been derived from audited consolidated financial statements, except for the balance sheet data, statement of operations data, per share data and operating and other data "as restated," as of, and for the year ended, December 30, 2000 and the balance sheet data as of March 1, 2003, each of which is unaudited. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 to this Annual Report on Form 10-K and the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

			Predecessor
	Successor
				Fiscal Year Ended
	Fiscal Year Ended January 1, 2005	Ten Months Ended January 3, 2004(a)	Two Months Ended March 1, 2003(a)
				December 28, 2002(a)	December 29, 2001(a)	"As Restated" December 30, 2000(a)(b)
	(In Thousands, Except Per Share data)
Statement of Operations:
Net sales	$844,734	$644,893	$132,985	$754,437	$815,765	$862,184
Cost of goods sold	691,272	531,390	111,110	635,639	676,763	676,684

Gross profit	153,462	113,503	21,785	118,798	139,002	185,500
Selling, general and administrative expenses	99,163	78,682	15,955	100,215	111,781	107,737
Asset impairment	2,253	1,207	—	317,898	181,190	—
Plant realignment costs	1,867	6,802	4	1,054	7,441	—
Arbitration settlement, net	(13,112)	—	—	—	—	—
Financial restructuring expenses	—	—	—	3,634	1,850	—
Other retirement costs	—	—	—	2,608	—	—

Operating income (loss)	63,291	26,812	5,826	(306,611)	(163,260)	77,763
Other expense (income):
Interest expense, net	40,252	49,036	10,665	71,478	99,406	91,805
Investment (gain) loss, net	—	(3)	(291)	1,806	5,290	—
Minority interests	2,597	2,028	441	1,366	(2,694)	604
Foreign currency and other	7,716	5,808	1,434	14,019	8,102	(55)
Income tax expense (benefit)	7,994	2,928	1,692	(3,290)	(25,803)	(5,107)

Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle	4,732	(32,985)	(8,115)	(391,990)	(247,561)	(9,484)
Reorganization items	—	—	540,479	(14,873)	—	—
Extraordinary item, net of tax	—	—	—	—	—	741
Cumulative effect of change in accounting principle, net of tax	—	—	—	(12,774)	—	—
Net income (loss)	4,732	(32,985)	532,364	(419,637)	(247,561)	(8,743)
Accrued dividends on PIK Preferred Shares	5,566	—	—	—	—	—

Income (loss) applicable to common shareholders	$(834)	$(32,985)	$532,364	$(419,637)	$(247,561)	$(8,743)

Per Share Data:
Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle per common share—basic	$(0.09)	$(3.81)	$(0.25)	$(12.25)	$(7.74)	$(0.30)
Income (loss) per share applicable to common shareholders—basic	$(0.09)	$(3.81)	$16.63	$(13.11)	$(7.74)	$(0.27)
Income (loss) before Chapter 11 reorganization items, extraordinary item and cumulative effect of change in accounting principle per common share—diluted	$(0.09)	$(3.81)	$(0.25)	$(12.25)	$(7.74)	$(0.30)
Income (loss) per share applicable to common shareholders—diluted	$(0.09)	$(3.81)	$16.63	$(13.11)	$(7.74)	$(0.27)
Cash dividends	$—	$—	$—	$—	$0.02	$0.08
Operating and other data:
Cash provided by (used in) operating activities	$69,896	$33,213	$(12,901)	$35,343	$10,496	$51,477
Cash provided by (used in) investing activities	(23,144)	(33,909)	8,820	(10,554)	(21,377)	(107,818)
Cash provided by (used in) financing activities	(28,133)	(10,887)	(14,669)	(15,367)	34,417	46,725
Gross margin (c)	18.2%	17.6%	16.4%	15.7%	17.0%	21.5%
Depreciation and amortization	$53,230	$42,620	$8,812	$71,556	$83,164	$75,497
Capital expenditures	24,791	36,675	3,062	15,379	21,440	86,022
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$41,296	$21,336	$31,783	$58,147	$46,453	$30,588
Working capital (deficit)	187,338	119,106	172,501	219,905	(872,336)	192,839
Total assets	753,353	719,062	745,221	811,319	1,232,214	1,510,374
Long-term debt, less current portion	403,560	440,992	480,050	478,224	9,802	1,023,966
Minority interests	14,912	14,151	12,123	11,682	9,896	12,591
16% Series A convertible pay-in-kind preferred shares	58,286	—	—	—	—	—
Total shareholders' equity (deficit)	73,849	59,200	73,390	(465,914)	(48,862)	221,815

Notes to Selected Consolidated Financial Data

  (a)
  The selected Statement of Operations data for the ten months ended January 3, 2004, the two months ended March 1, 2003, the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 have been adjusted to reflect the reclassification of certain immaterial rebates, promotional incentives and freight billed to customers from Selling, general and administrative expenses to Net sales.

  (b)
  The selected financial data for the year ended December 30, 2000 was restated in the Annual Report on Form 10-K for the year ended January 3, 2004 to correct the accounting related to a Joint Development Agreement between the Company and one of its major suppliers. In the year ended December 30, 2000, the Company entered into a Joint Development Agreement and a Supply Agreement with a major supplier that were accounted for by the Predecessor Company as separate arrangements. Payments received of $6.8 million from the Company's supplier under the Joint Development Agreement in fiscal 2000 were recorded as a reduction of previously incurred start-up costs, which were classified within cost of goods sold in the Predecessor Company's consolidated statement of operations.

    Certain facts came to the attention of the Successor Company in 2004 that would have altered the accounting for the Joint Development Agreement. Based on the newly discovered facts, the Company concluded that the Joint Development Agreement and the Supply Agreement should have been viewed as jointly negotiated, concurrent transactions, rather than independent of each other. Accordingly, payments received under the Joint Development Agreement in 2000 should not have been recognized in operating income during the year ended December 30, 2000 but should have been deferred, until the earnings process was complete, to correspond with the accounting employed for the Supply Agreement.

    Therefore, the Successor Company has adjusted the unaudited selected financial data for the year ended December 30, 2000, which appears under the caption "as restated", to reflect the proper accounting for the jointly negotiated, concurrent transactions, by increasing cost of sales by $6.8 million and the benefit for income taxes by $2.4 million, resulting in a net $4.4 million increase in the previously reported net loss of $4.3 million, which is now restated as a net loss of $8.7 million.

    The impact of accounting for the agreements as jointly negotiated, concurrent transactions rather than as independent of each other was not material to the Company's reported financial results for fiscal years ended December 29, 2001 and December 28, 2002 and, therefore, no adjustments have been made to those years.

  (c)
  Gross margin represents gross profit as a percentage of net sales.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 to this Annual Report on Form 10-K. In particular, this discussion should be read in conjunction with Note 3 "Chapter 11 Proceedings and Recapitalization", Note 4 "Fresh Start Accounting" and Note 5 "Business Restructuring and Asset Impairment," which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring and fresh start accounting associated with the Company's emergence from the Chapter 11 process effective March 5, 2003.

        For accounting purposes, the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. Fresh start accounting has been implemented as of March 1, 2003 and, accordingly, at that date, all assets and liabilities were restated to reflect their respective fair value. See Note 4 of the Company's Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to the Company on and prior to March 1, 2003 and references to "Successor" refer to the Company on and after March 2, 2003, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of this discussion of results of operations, certain of the data for the ten months ended January 3, 2004 (Successor) have been combined with the two months ended March 1, 2003 (Predecessor) for comparisons with the fiscal years ended January 1, 2005 (Successor) and December 28, 2002 (Predecessor).

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain income statement items for the 2004 periods in comparison to the corresponding 2003 (combined) and 2002 periods.

	Successor	Combined	Successor	Predecessor	Predecessor
	2004	2003	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Material	48.6	46.9	47.0	46.6	44.9
Labor	9.6	10.1	10.1	10.3	8.9
Overhead	23.6	25.6	25.3	26.7	30.5

	81.8	82.6	82.4	83.6	84.3

Gross profit	18.2	17.4	17.6	16.4	15.7
Selling, general and administrative expenses	11.7	12.2	12.2	12.0	13.3
Asset impairment	0.3	0.1	0.2	—	42.1
Plant realignment costs	0.2	0.9	1.1	—	0.1
Arbitration settlement, net	(1.5)	—	—	—	—
Financial restructuring expenses and other retirement costs	—	—	—	—	0.8

Operating income (loss)	7.5	4.2	4.1	4.4	(40.6)
Other expense (income):
Interest expense, net	4.8	7.7	7.6	8.0	9.5
Investment (gain) loss, net	—	—	—	(0.2)	0.2
Minority interests	0.3	0.3	0.3	0.3	0.2
Foreign currency and other	0.9	0.9	0.9	1.1	1.9

	6.0	8.9	8.8	9.2	11.8

Income (loss) before reorganization items, income tax expense (benefit) and cumulative effect of change in accounting principle	1.5	(4.7)	(4.7)	(4.8)	(52.4)
Reorganization items, gain (loss)	—	69.4	—	406.6	(2.0)

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	1.5	64.7	(4.7)	401.8	(54.4)
Income tax expense (benefit)	0.9	0.6	0.4	1.3	(0.4)

Income (loss) before cumulative effect of change in accounting principle	0.6	64.1	(5.1)	400.5	(53.9)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(1.7)
Net income (loss)	0.6	64.1	(5.1)	400.5	(55.6)
Accrued dividends on PIK preferred shares	0.7	—	—	—	—

Income (loss) applicable to common shareholders	(0.1)%	64.1%	(5.1)%	400.5%	(55.6)%

Comparison of Successor Year Ended January 1, 2005 and Combined Successor and Predecessor Year Ended January 3, 2004

        The Company's reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 18 "Segment Information" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. The following table sets forth components of the Company's net sales and operating income (loss) by operating division for fiscal 2004, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the combined 2003 period and the change from 2003 to 2004 (in millions):

	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Combined 2003	Change
Net sales
Nonwovens	$672.6	$515.7	$108.4	$624.1	$48.5
Oriented Polymers	172.5	129.7	24.5	154.2	18.3
Eliminations	(0.4)	(0.5)	—	(0.5)	0.1

	$844.7	$644.9	$132.9	$777.8	$66.9

Operating income
Nonwovens	$60.4	$38.9	$7.8	$46.7	$13.7
Oriented Polymers	12.7	8.5	1.5	10.0	2.7
Unallocated Corporate, net of eliminations	(18.8)	(12.6)	(3.5)	(16.1)	(2.7)

	54.3	34.8	5.8	40.6	13.7
Asset impairment	(2.2)	(1.2)	—	(1.2)	(1.0)
Plant realignment costs	(1.9)	(6.8)	—	(6.8)	4.9
Arbitration settlement, net	13.1	—	—	—	13.1

	$63.3	$26.8	$5.8	$32.6	$30.7

Net Sales

        Consolidated net sales were $844.7 million in 2004, an increase of $66.9 million or 8.6% over 2003 consolidated net sales of $777.8 million. Net sales for 2004 in the Nonwovens and Oriented Polymers segments improved over comparable 2003 fiscal year results by 7.8% and 11.9%, respectively. Fiscal 2004 consisted of 52 weeks, whereas the combined 2003 fiscal year consisted of 53 weeks. A reconciliation of the change in net sales between 2003 and 2004 is presented in the following table (in millions):

Net sales—2003	$777.8
Change in sales due to:
Volume	36.3
Foreign currency	23.0
Price/mix	17.8
Businesses sold/exited	(10.2)

Net sales—2004	$844.7

        The increase in net sales during 2004 was due primarily to volume gains, especially in the United States and Latin American markets, and the strengthening of foreign currencies versus the U. S. dollar. Sales dollars were positively impacted in 2004 by the price/mix of sales largely due to increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs rose during the current year, the Company followed the consistent policy of passing raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. The aforementioned increases in sales were partially offset by decreases associated with businesses sold or exited. Overall, the Company continued to build momentum in the marketplace, following its emergence from the Chapter 11 process on March 5, 2003.

        A significant component of the $36.3 million increase in sales due to volume growth was generated in the Latin American region as the San Luis Potosi, Mexico capacity expansion completed in late 2003 reached full productive capacity in the second quarter of 2004. The Latin America region's sales improvement was paced by significant year-over-year increases in hygiene sales. In the Company's U.S. nonwovens sales business, the hygiene and consumer markets recorded double-digit increases from 2003 as new products were accepted by the markets and the economy improved during 2004. Nonwoven sales volumes improved slightly in Asia and decreased in Europe.

        Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during 2004 compared to 2003 resulting in an increase in net sales of $23.0 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A to this Annual Report on Form 10-K.

Operating Income

        A reconciliation of the change in operating income between 2003 and 2004 is presented in the following table (in millions):

Operating income—2003	$32.6
Change in operating income due to:
Price/mix	17.8
Higher raw material costs	(24.1)
Volume	13.2
Arbitration settlement, net	13.1
Lower manufacturing costs	5.3
Lower asset impairment charges and plant realignment costs, net	3.9
Postretirement benefit plan curtailments and other, net	3.6
Foreign currency	1.9
Businesses sold/exited	0.5
Higher depreciation and amortization expense	(2.8)
All other, primarily higher SG&A costs	(1.7)

Operating income—2004	$63.3

        Consolidated operating income was $63.3 million in 2004 as compared to $32.6 million in 2003. The improvement in operating income was positively impacted by volume improvements noted above. The $17.0 million arbitration settlement, which was received during the second quarter and reported net of $3.9 million of legal and other associated arbitration costs, also favorably impacted operating income. Other items contributing to the improvement of operating income were cost savings as a result of previous business restructuring efforts and lower asset impairment charges, net of a $1.0 million increase in plant realignment costs. Offsetting these favorable impacts were higher raw material costs which could not be passed along to customers in the form of price increases, higher depreciation and amortization charges and higher selling, general and administrative expenses. The increase in raw material costs was driven by increases in the prices charged by vendors. The expectation for fiscal 2005 is that raw material costs will continue to escalate and the Company will continue its efforts to pass along such increases to its customers. The increase in selling, general and administrative expenses was primarily related to higher sales levels. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America.

Interest Expense and Other

        Net interest expense decreased $19.4 million, from $59.7 million in 2003 to $40.3 million in 2004. Those totals include $1.8 million and $3.7 million, respectively, of payment in kind in lieu of cash interest on the Junior Notes. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company's previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004. Additionally, in conjunction with the refinancing, the Company's majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares, which also contributed to lower interest costs during the period. Also subsequent to the refinancing, the remaining $10.1 million of Junior Notes were exchanged for 10,083 shares of the Company's PIK Preferred Shares and 6,719 shares of the Company's Class A Common Stock.

        Foreign currency and other expense increased $0.5 million, from $7.2 million in fiscal 2003 to $7.7 million in fiscal 2004. The 2004 amount includes a charge of $5.0 million for the write-off of the loan acquisition costs related to the refinancing of the Company's previous Restructured Credit Facility, whereas 2003 includes $1.1 million of costs related to an aborted refinancing effort.

Reorganization Items

        As further described in Note 3 "Chapter 11 Proceedings and Recapitalization" and Note 4 "Fresh Start Accounting" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company recognized a net gain of $540.5 million in reorganization items upon its emergence from Chapter 11 in 2003. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

Income Tax Expense (Benefit)

        The Company recorded a net income tax expense of $8.0 million in 2004 on consolidated income before income taxes of $12.7 million for such period. The effective rate in 2004 was in excess of the statutory rate primarily due to withholding taxes on intercompany royalties, interest and dividends, for which the Company is not anticipating the benefit of foreign tax credits, state income taxes in the United States, and no significant income tax benefit recognized for the losses incurred in the United States and certain foreign jurisdictions. During 2003, the Company recorded an income tax expense of $4.6 million, primarily related to taxable income generated by foreign operations. The effective rate in 2003 differed from the statutory rate primarily as a result of the exclusion from taxable income of the gain from the cancellation of indebtedness. Additionally, no income tax benefits were attributed to the 2003 operating losses sustained in the United States and, as a result of its reorganization, all United States tax loss carryforwards expired as of January 4, 2004.

Net Income

        As a result of the above, the Company recognized net income of $4.7 million in fiscal 2004 compared to net income of $499.4 million in 2003.

Accrued Dividends on PIK Preferred Shares

        The Company accrued dividends at 16% on its PIK Preferred Shares from the date of their issuance through January 1, 2005 in the amount of $5.6 million. In January 2005, the Company declared a dividend of approximately $5.6 million payable in the form of additional PIK Preferred Shares. As a result of the PIK Preferred Shares being initially issued in April 2004, no such dividends were accrued in fiscal 2003.

Income (Loss) Applicable to Common Shareholders

        As a result of the above, the Company recognized a loss applicable to common shareholders of $0.8 million in fiscal 2004 compared to income applicable to common shareholders of $499.4 million in 2003.

Comparison of Combined Successor and Predecessor Year Ended January 3, 2004 and Predecessor Year Ended December 28, 2002

        The following table sets forth components of the Company's net sales and operating income (loss) by operating division for the ten months ended January 3, 2004, the two months ended March 1, 2003, the combined 2003 period and the corresponding change from 2002 (in millions):

	Successor	Predecessor		Predecessor
	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Combined 2003	2002	Change
Net sales
Nonwovens	$515.7	$108.4	$624.1	$608.2	$15.9
Oriented Polymers	129.7	24.5	154.2	146.2	8.0
Eliminations	(0.5)	—	(0.5)	—	(0.5)

	$644.9	$132.9	$777.8	$754.4	$23.4

Operating income (loss)
Nonwovens	$38.9	$7.8	$46.7	$32.4	$14.3
Oriented Polymers	8.5	1.5	10.0	6.7	3.3
Unallocated Corporate, net of eliminations	(12.6)	(3.5)	(16.1)	(20.5)	4.4

	34.8	5.8	40.6	18.6	22.0
Asset impairment	(1.2)	—	(1.2)	(317.9)	316.7
Plant realignment costs	(6.8)	—	(6.8)	(1.1)	(5.7)
Financial restructuring and other	—	—	—	(6.2)	6.2

	$26.8	$5.8	$32.6	$(306.6)	$339.2

Net Sales

        Consolidated net sales were $777.8 million in 2003, an increase of $23.4 million or 3.1% over 2002 consolidated net sales of $754.4 million. The combined 2003 fiscal year consisted of 53 weeks, whereas fiscal 2002 consisted of 52 weeks. A reconciliation of the change in net sales between 2002 and 2003 is presented in the following table (in millions):

Net sales—2002	$754.4
Change in sales due to:
Volume	(9.7)
Price/mix	(9.5)
Foreign currency	42.6

Net sales—2003	$777.8

        The increase in net sales during 2003 was due primarily to a strengthening of foreign currencies versus the U. S. dollar offset by volume declines and an unfavorable price/mix of products sold. Excluding the favorable effects of foreign currency translation, economic and business issues continued to impact both operating divisions during 2003 as the Company's businesses were unfavorably impacted by general economic conditions in certain regions of the world-wide economy and by the effects of the financial restructuring efforts associated with the Company's Chapter 11 process, including, in some instances, lost sales from existing customers. However upon emergence from the Chapter 11 process on March 5, 2003, the Company was successful in stabilizing the business, and the combined June, September and December quarters of 2003 reflected sales growth of 3.0% over the prior year comparable period.

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

Operating Income (Loss)

        A reconciliation of the change in operating income (loss) between 2002 and 2003 is presented in the following table (in millions):

Operating loss—2002	$(306.6)
Change in operating income (loss) due to:
Asset impairment, plant realignment and other	317.2
Volume	(0.8)
Cost savings and other initiatives related to plant realignment and business restructuring	20.6
Lower depreciation and amortization expense	15.9
Price/mix	(9.5)
Raw materials	(16.2)
Foreign currency	2.8
All other	9.2

Operating income—2003	$32.6

        Consolidated operating income was $32.6 million in 2003 as compared to a loss of $306.6 million in 2002. The 2002 and 2003 operating income was negatively impacted by charges of $325.2 million and $8.0 million, respectively, for asset impairment, plant realignment and other restructuring costs, or a positive impact for 2003 of $317.2 million. Other items contributing to the improvement of operating income in 2003 were cost savings and other initiatives resulting from plant realignment and business restructuring of $20.6 million, lower depreciation and amortization of approximately $15.9 million, primarily resulting from a lower depreciable fixed asset base produced by asset impairment charges in the fourth quarter of fiscal 2002 and fresh start accounting. Offsetting these favorable impacts were higher raw material costs of $16.2 million, predominantly in the U.S., Canadian, Latin American and Asian businesses, and lower selling price/mix of $9.5 million driven primarily by general economic weakness and competitive pricing pressures in the marketplace.

        As part of the Company's restructuring plan initiated upon emergence from Chapter 11, the Company undertook a broader business restructuring aimed at reducing operating costs at both the manufacturing plant and corporate levels, improved manufacturing productivity and component cost savings through implementation of a global purchasing initiative and business and asset rationalization. Manufacturing and operating cost savings were realized within each business segment in 2003 as a result of these restructuring initiatives.

        Partially as a result of its cost reduction initiatives, the Company reduced its selling, general and administrative expenses to $94.6 million in the 2003 fiscal year from $100.2 million in fiscal 2002. This $5.6 million reduction (comprised of a $9.6 million cost savings offset by a $4.0 million unfavorable currency impact) in such expenses represented a 5.6% year-over-year improvement.

Asset Impairment, Plant Realignment and Other Charges

        As further discussed in Note 5 "Business Restructuring and Asset Impairment" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company continued its restructuring and realignment efforts in 2003. These involved manufacturing initiatives and workforce reductions, of approximately 164 employees in the U.S. and Europe. As a result of the restructuring and realignment, the Company recorded pre-tax charges of $8.0 million during 2003. The charges consisted of personnel, facility closing costs and asset impairment. During fiscal 2002, the Company recorded a charge of $317.9 million for writedown of production assets and buildings ($234.0 million) and goodwill and other intangibles ($83.9 million). Additionally, during fiscal 2002 the Company reduced its headcount by approximately 54 employees recognizing a charge to operating results of $1.1 million. Also, as part of the Company's financial restructuring, the Company recorded other charges in fiscal 2002 of $6.2 million.

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

Reorganization Items

        As further described in Note 3 "Chapter 11 Proceedings and Recapitalization" and Note 4 "Fresh Start Accounting" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company recognized a net gain of $540.5 million in reorganization items upon its emergence from Chapter 11. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Bank Facility, consisting of a revolving credit facility with aggregate commitments of up to $50.0 million and senior secured first lien term loan of $300.0 million and a senior secured second lien term loan of $125.0 million. The revolving portion of the Bank Facility terminates on April 27, 2009, the first lien term loan is due April 27, 2010 and the second lien term loan is due April 27, 2011. The Bank Facility contains covenants and events of default customary for financings of this type, including total leverage and interest expense coverage. At January 1, 2005, the Company is in compliance with all such covenants. As of January 1, 2005, the Company had no outstanding borrowings under the revolving credit agreement.

	Successor
	January 1, 2005	January 3, 2004
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$41.3	$21.3
Working capital	187.3	119.1
Working capital, excluding current portion of long-term debt	190.8	153.1
Total assets	753.4	719.1
Total debt	414.0	483.4
PIK Preferred Shares, expected to be settled with shares of common stock	58.3	—
Total shareholders' equity	73.8	59.2
	Fiscal Year Ended
	Successor January 1, 2005	Combined January 3, 2004
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$69.9	$20.3
Net cash used in investing activities	(23.1)	(25.1)
Net cash used in financing activities	(28.1)	(25.6)

Operating Activities

        Net cash provided by operating activities was $69.9 million during 2004, a $49.6 million increase from the $20.3 million provided by operating activities during 2003. The Company's cash generation from operations in 2004 was positively impacted by improved operating results and by the net arbitration settlement proceeds of $13.1 million and a $16.7 million decrease in net interest cash costs, with such positive impacts being partially offset by increases in working capital, primarily due to the growth in sales in 2004.

        The Company had working capital of approximately $187.3 million at January 1, 2005 compared with $119.1 million at January 3, 2004. Excluding the current portion of long-term debt, working capital was $190.8 million at January 1, 2005, compared to $153.1 million at January 3, 2004. Accounts receivable on January 1, 2005 was $112.3 as compared to $121.1 million on January 3, 2004, a decrease of $8.8 million. Accounts receivable represented approximately 46 days of sales outstanding at January 1, 2005, compared to 60 days of sales outstanding at January 3, 2004. The decrease was due to improved efforts in managing the contract sales terms and refinements to the collection process related to receivables, including the sale of certain receivables pursuant to factoring agreements. Inventories at

January 1, 2005 were approximately $106.3 million, an increase of $9.8 million from inventories at January 3, 2004 of $96.5 million. The Company had inventory representing approximately 54 days of cost of sales on hand at January 1, 2005 versus 59 days of cost of sales on hand at January 3, 2004. Accounts payable at January 1, 2005 was $63.8 million as compared to $57.1 million on January 3, 2004, an increase of $6.7 million. Accounts payable represented 32 days of cost of sales outstanding at January 1, 2005 as compared to 35 days of cost of sales outstanding at the end of fiscal 2003.

        The Company's 2004 and 2003 restructuring activities are discussed in Note 5 "Business Restructuring and Asset Impairment" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Investing and Financing Activities

        Cash used for investing activities amounted to $23.1 million and $25.1 million in 2004 and 2003, respectively. Capital expenditures during 2004 totaled $24.8 million, a decrease of $14.9 million from capital spending of $39.7 million in 2003. A significant portion of the capital expenditures in 2004 related to the installation of a state-of-the-art nonwovens production line at the Cali, Colombia manufacturing site, which is expected to become operational by December 2005. Investing activities during 2004 and 2003 included proceeds from the sale of assets of $1.7 million and $14.6 million, respectively.

        Cash used in financing activities amounted to $28.1 million and $25.6 million in 2004 and 2003, respectively. In 2004, the Company repaid, on a net basis, $15.8 million of its debt, whereas the Company repaid, on a net basis, $23.8 million of its debt during 2003. In addition, the Company paid loan acquisition and other financing costs of $12.4 million and $1.8 million during 2004 and 2003, respectively.

Dividends

        The Board of Directors has not declared a dividend on the Company's common stock since the first quarter in 2001. The Bank Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Bank Facility. The Company does not anticipate paying dividends on its common stock in future periods.

        In January 2005, the Company's Board of Directors declared a dividend on the PIK Preferred Shares of approximately $5.6 million, payable in the form of additional PIK Preferred Shares.

Off-Balance Sheet Arrangements

        As of January 1, 2005, the Company has no off-balance sheet arrangements.

Contractual Obligations

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $4.0 million, $3.2 million and $5.9 million in 2004, 2003 and 2002, respectively. These expenses are recognized on a straight-line basis, over the life of the lease. Rental income approximated $0.6 million, $0.5 million and $1.9 million in 2004, 2003 and 2002, respectively. The Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space.

        A schedule of the required payments under existing debt agreements and the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of January 1, 2005, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations
	Total	2005	2006	2007	2008	2009	Thereafter
Debt, including short-term borrowings	$414.0	$10.4	$3.0	$3.0	$3.0	$3.0	$391.6

Operating leases
Third party/nonaffiliate lease expense	$6.1	$2.5	$1.8	$0.9	$0.6	$0.4	—
Less: sub-lease income	(0.2)	(0.2)	—	—	—	—	—

	$5.9	$2.3	$1.8	$0.9	$0.6	$0.4	$—

Purchase commitments (see below)	$51.6	—	—	—	—	—	—

        Additionally, the Company expects to contribute approximately $6.0 million to its pension plans in 2005. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as health care cost trend rate and discount rate.

        As noted in the table above, the Company has approximately $414.0 million of debt outstanding as of January 1, 2005. The Company has fixed the interest rate on approximately 50% of the total debt through May 2007 with the use of a cash flow hedge agreement. Assuming the rate of interest remains unchanged from January 1, 2005, cash interest payments would be approximately $29.1 million, $28.9 million, $28.7 million, $28.6 million and $28.4 million for 2005, 2006, 2007, 2008 and 2009, respectively.

        At January 1, 2005, the Company had commitments of approximately $51.6 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2005. In addition, the Company had outstanding letters of credit, including the Nanhai letter of credit, at January 1, 2005 of approximately $12.5 million.

Liquidity Summary

        As discussed more fully in Note 11 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, on April 27, 2004, the Company refinanced its existing bank credit facility and entered a new Bank Facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company's previous Restructured Credit Facility and pay related fees and expenses. The senior secured first lien term loan requires quarterly payments of $750,000 beginning in September 2004 and accrues interest at LIBOR plus 325 basis points. The senior secured second lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points. The Bank Facility provides the Company with increased flexibility in terms of cash availability, less stringent requirements for covenant compliance, extended maturity dates and substantially reduced net cash interest costs.

        The Bank Facility contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage. The Bank Facility requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Bank Facility, to reduce its debt balances. Through January 1, 2005, the Company had made the mandatory debt repayments of $1.5 million and optional repayments on the first lien term loan of $17.0 million, which amount was considered in the calculation of excess cash flow. Additionally, in accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

        In conjunction with the Company's refinancing of the Restructured Credit Facility, the Company's majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company's PIK Preferred Shares. Additionally, in the third quarter of 2004, $10.1 million of aggregate principal amount of the Company's Junior Notes were exchanged for 10,083 shares of the Company's PIK Preferred Shares and 6,719 shares of the Company's Class A Common Stock. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional PIK Preferred Shares; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

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

        At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company's Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock. The Company currently expects to settle the mandatory or optional redemption with the issuance of shares of Class A Common Stock.

        On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount available for the purchase of domestic receivables at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerates the collection of the Company's cash, reduces credit exposure and lowers the Company's borrowing costs.

        As discussed in Note 20 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company has committed to several major projects to expand its worldwide capacity, including the installation of a new line in Cali, Colombia, an adhesive bond line in Nanhai, China and line enhancements in Benson, North Carolina. Additionally, the Company announced on March 22, 2005 that it will install a new spunmelt line in the United States. The financial flexibility needed for these and other capital projects was provided in an amendment, dated March 16, 2005, to the Bank Facility.

        Based on the ability to generate positive cash flows from its operations and the improved financial flexibility provided by the Bank Facility, as amended, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Additionally, based on the refinancing of its debt and the exchange of its Junior Notes for PIK Preferred Shares and Class A common stock, the Company believes that it has significantly reduced its cash interest costs, improved its financial flexibility and strengthened its financial position.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

Effect of Inflation

        Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company's financial position and results of operations has been minimal during 2004, 2003 and 2002.

New Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and amended it by issuing FIN 46R in December 2003. This interpretation provides guidance on how to identify variable interest entities ("VIEs") and how an enterprise should assess its interest in a VIE in order to determine whether the entity should be consolidated. This interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 and issued revised interpretations resulting in multiple effective dates based on the nature, as well as the creation date, of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for based on either interpretation. VIEs created after January 1, 2004 must be accounted for under the revised interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for based on either interpretation. Non-SPEs created prior to February 1, 2003 should be accounted for under the revised interpretation's provisions. The Company has determined that it does not have any relationships or contracts that constitute a variable interest.

        In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 13 to the consolidated financial statements, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company's postretirement benefit plans do not reflect the effects of the Act.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

Critical Accounting Policies And Other Matters

        The Company's analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to fresh start accounting, revenue recognition sales returns and allowances and credit risks, inventories, income taxes, and impairment of long-lived assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Operations and Financial Condition," as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

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

        Revenue Recognition:    Revenue from product sales is recognized when title and risks of ownership pass to the customer. This is generally on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectibility is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. Management does not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

        Accounts Receivable and Concentration of Credit Risks:    Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004 the Company sold, on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. At January 1, 2005, a reserve of $10.9 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

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

        Income Taxes:    The Company records an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carry forwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and deferred income tax expense in the Company's Consolidated Financial Statements.

Environmental

        The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate any material adverse effect on its operations, financial or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risks for changes in foreign currency rates and interest rates and has exposure to commodity price risks, including prices of its primary raw materials. The overall objective of the Company's financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through operational means and by using various financial instruments. These practices may change as economic conditions change.

Long-Term Debt and Interest Rate Market Risk

        The Company's long-term borrowings are variable interest rate debt. As such, the Company's interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company's policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Note 16 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. Hypothetically, a 1% change in the interest rate affecting all of the Company's financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.0 million.

        The estimated fair value of the Company's debt at January 1, 2005 was approximately $421.5 million, which approximated its carrying value. Fair market values were determined from estimates made by investment bankers.

Foreign Currency Exchange Rate Risk

        The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company's financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2004 and 2003, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 to this Annual Report on Form 10-K.

        The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of the Company's products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased from 46.9% in 2003 to 48.6% for 2004.

        To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company's cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.9 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	38
Consolidated Statements of Operations for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002	39
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002	40
Consolidated Statements of Cash Flows for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002	41
Notes to Consolidated Financial Statements for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 (Predecessor Company and date of reorganization for accounting purposes) and the fiscal year ended December 28, 2002 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 (date of reorganization for accounting purposes) and the fiscal year ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP
Greenville, South Carolina March 23, 2005

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	January 1, 2005	January 3, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$41,296	$21,336
Accounts receivable, net	112,286	121,146
Inventories	106,349	96,513
Deferred income taxes	226	143
Other current assets	37,140	20,554

Total current assets	297,297	259,692
Property, plant and equipment, net	402,603	416,508
Intangibles and loan acquisition costs, net	48,819	33,560
Deferred income taxes	1,489	2,335
Other assets	3,145	6,967

Total assets	$753,353	$719,062

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current liabilities:
Short-term borrowings	$6,981	$8,454
Accounts payable	63,773	57,091
Accrued liabilities	33,365	39,850
Income taxes payable	2,427	1,190
Current portion of long-term debt	3,413	34,001

Total current liabilities	109,959	140,586
Long-term debt	403,560	440,992
Deferred income taxes	65,468	28,711
Other noncurrent liabilities	27,319	35,422

Total liabilities	606,306	645,711
Minority interests	14,912	14,151
16% Series A convertible pay-in-kind preferred shares — 52,716 shares issued and outstanding at January 1, 2005	58,286	—
Shareholders' equity:
Class A common stock—10,130,477 and 8,228,425 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	101	82
Class B common stock—193,390 and 389,977 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	2	4
Class C common stock—54,194 and 34,892 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	1	—
Class D common stock—0 shares issued and outstanding	—	—
Class E common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	77,219	73,304
Retained earnings (deficit)	(33,819)	(32,985)
Accumulated other comprehensive income	30,345	18,795

Total shareholders' equity	73,849	59,200

Total liabilities and shareholders' equity	$753,353	$719,062

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Successor		Predecessor
	Fiscal Year Ended January 1, 2005	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Fiscal Year Ended December 28, 2002
Net sales	$844,734	$644,893	$132,895	$754,437
Cost of goods sold	691,272	531,390	111,110	635,639

Gross profit	153,462	113,503	21,785	118,798
Selling, general and administrative expenses	99,163	78,682	15,955	100,215
Asset impairment	2,253	1,207	—	317,898
Plant realignment costs	1,867	6,802	4	1,054
Arbitration settlement, net	(13,112)	—	—	—
Financial restructuring expenses	—	—	—	3,634
Other retirement costs	—	—	—	2,608

Operating income (loss)	63,291	26,812	5,826	(306,611)
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003 and $110,052 for the period from May 11, 2002 through December 28, 2002)	40,252	49,036	10,665	71,478
Investment (gain) loss, net	—	(3)	(291)	1,806
Minority interests	2,597	2,028	441	1,366
Foreign currency and other	7,716	5,808	1,434	14,019

	50,565	56,869	12,249	88,669

Income (loss) before reorganization items, income tax expense (benefit) and cumulative effect of change in accounting principle	12,726	(30,057)	(6,423)	(395,280)
Reorganization items, (gain) loss:
Gain on cancellation of prepetition indebtedness	—	—	(619,913)	—
Fresh start adjustments	—	—	47,460	—
Chapter 11 reorganization expenses	—	—	12,579	14,873
Other	—	—	19,395	—

	—	—	(540,479)	14,873

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	12,726	(30,057)	534,056	(410,153)
Income tax expense (benefit)	7,994	2,928	1,692	(3,290)

Income (loss) before cumulative effect of change in accounting principle	4,732	(32,985)	532,364	(406,863)
Cumulative effect of change in accounting principle, net of tax	—	—	—	12,774

Net income (loss)	4,732	(32,985)	532,364	(419,637)
Accrued dividends on PIK preferred shares	5,566	—	—	—

Income (loss) applicable to common shareholders	$(834)	$(32,985)	$532,364	$(419,637)

Income (loss) per common share—Basic:
Average common shares outstanding	9,840	8,650	32,004	32,004
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$(3.81)	$16.63	$(12.71)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.40)

Income (loss) per common share	$(0.09)	$(3.81)	$16.63	$(13.11)

Income (loss) per common share—Diluted:
Average common shares outstanding	9,840	8,650	32,004	32,004
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$(3.81)	$16.63	$(12.71)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.40)

Income (loss) per common share	$(0.09)	$(3.81)	$16.63	$(13.11)

        See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Year Ended January 1, 2005, the Ten Months Ended January 3, 2004,
the Two Months Ended March 1, 2003 and the Fiscal Year Ended December 28, 2002
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)			Comprehensive Income (Loss)
	Shares	Amount				Total
Predecessor:
Balance—December 29, 2001	32,004	$320	$243,722	$(241,935)	$(50,969)	$(48,862)
Net loss		—	—	(419,637)	—	(419,637)	$(419,637)
Currency translation adjustments, including income tax adjustments of $12,000		—	—	—	9,329	9,329	9,329
Unrealized holding gain on marketable securities		—	—	—	655	655	655
Minimum pension liability, net of tax		—	—	—	(7,399)	(7,399)	(7,399)

Balance—December 28, 2002	32,004	320	243,722	(661,572)	(48,384)	(465,914)	$(417,052)

Net loss, excluding effects of reorganization items		—	—	(8,115)	—	(8,115)	(8,115)
Currency translation adjustments		—	—	—	6,784	6,784	6,784
Unrealized holding loss on marketable securities		—	—	—	(655)	(655)	(655)
Minimum pension liability		—	—	—	(460)	(460)	(460)
Effect of reorganization items:
Cancellation of Predecessor stock	(32,004)	(320)	(243,722)	—	—	(244,042)	(244,042)
Issuance of Successor stock	8,644	86	73,304			73,390	73,390
Other fresh start adjustments		—	—	669,687	42,715	712,402	712,402

Successor:
Balance—March 1, 2003	8,644	86	73,304	—	—	73,390	$539,304

Net loss		—	—	(32,985)	—	(32,985)	(32,985)
Issuance of Successor stock	9	—	—	—	—	—	—
Currency translation adjustments		—	—	—	18,795	18,795	18,795

Balance—January 3, 2004	8,653	86	73,304	(32,985)	18,795	59,200	$(14,190)

Net income		—	—	4,732	—	4,732	4,732
Accrued dividends on PIK preferred shares		—	—	(5,566)	—	(5,566)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	320	320	320
Compensation recognized on stock options and restricted stock grants		—	1,177	—	—	1,177	—
Class A and Class C common stock issued under order of United States Bankruptcy Court	1,347	14	(14)	—	—	—	—
Conversion of junior notes to Class A common stock	378	4	2,752	—	—	2,756	—
Minimum pension liability, net of tax		—	—	—	472	472	472
Currency translation adjustments, net of tax		—	—	—	10,758	10,758	10,758

Balance—January 1, 2005	10,378	$104	$77,219	$(33,819)	$30,345	$73,849	$16,282

        See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor		Predecessor
	Fiscal Year Ended January 1, 2005	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Fiscal Year Ended December 28, 2002
Operating activities:
Net income (loss)	$4,732	$(32,985)	$532,364	$(419,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	—	12,774
Asset impairment	2,253	1,207	—	317,898
Investment and other gains (losses)	(50)	(3)	(291)	1,806
Cancellation of prepetition indebtedness	—	—	(619,913)	—
Postretirement benefit curtailments and other, net	(3,558)	—	—	—
Deferred income taxes	2,397	2,928	3,010	(7,259)
Fresh start adjustments	—	—	47,460	—
Loan acquisition cost write-off	5,022	—	10,217	—
Depreciation and amortization	53,230	42,620	8,812	71,556
Noncash interest and compensation	2,936	3,717	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,136	2,752	(8,195)	8,229
Inventories	(6,954)	17,703	(887)	257
Current and other assets	4,155	11,997	6,675	4,562
Accounts payable and accrued liabilities	440	(17,561)	13,027	28,166
Other, net	157	838	(5,180)	16,991

Net cash provided by (used in) operating activities	69,896	33,213	(12,901)	35,343

Investing activities:
Purchases of property, plant and equipment	(24,791)	(36,675)	(3,062)	(15,379)
Proceeds from sale of marketable securities	—	—	11,867	4,830
Proceeds from sale of assets	1,660	2,766	—	—
Other, net	(13)	—	15	(5)

Net cash provided by (used in) investing activities	(23,144)	(33,909)	8,820	(10,554)

Financing activities:
Proceeds from issuance of debt	486,396	16,718	535,310	660
Repayment of debt	(502,158)	(26,773)	(549,031)	(8,291)
Loan acquisition costs and other	(12,371)	(832)	(948)	(7,736)

Net cash used in financing activities	(28,133)	(10,887)	(14,669)	(15,367)

Effect of exchange rate changes on cash	1,341	1,136	4,632	8,248

Net increase (decrease) in cash and cash equivalents	19,960	(10,447)	(14,118)	17,670
Cash and cash equivalents at beginning of period	21,336	31,783	45,901	28,231

Cash and cash equivalents at end of period	$41,296	$21,336	$31,783	$45,901

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation

        Polymer Group, Inc. (the "Company") is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company's main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes, industrial and specialty markets.

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

Note 2. Accounting Policies and Financial Statement Information

Basis of Presentation

        The Company emerged from Chapter 11 bankruptcy proceedings effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. The Company adopted "fresh-start accounting" as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. References to "Predecessor" refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to "Successor" refer to Polymer Group and its subsidiaries as of and subsequent to March 2, 2003 after giving effect to the implementation of fresh start accounting. Accordingly, in accordance with financial reporting requirements for companies emerging from Chapter 11, financial information for the twelve months ended January 3, 2004 is not presented in the Consolidated Financial Statements since such information would combine the results of the Predecessor and Successor.

        In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), prior to the Company's emergence from Chapter 11 bankruptcy proceedings, revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the Consolidated Statements of Operations.

Fiscal Year

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which is comprised of a two month Predecessor period ended March 1, 2003 (9 weeks) and a ten month Successor period ended January 3, 2004 (44 weeks). Fiscal 2002 ended December 28, 2002 and included the results of operations for a fifty-two week period.

Reclassifications

        Certain amounts previously presented in the Consolidated Financial Statements for prior periods have been reclassified to conform with the current year classification, including the reclassification of certain immaterial rebates, promotional incentives and freight billed to customers from Selling, general and administrative expenses to Net sales in the Consolidated Statements of Operations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        An allowance for doubtful accounts is established by the Company based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts. Additionally, sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. Management bases its estimate of the expense to be recorded each period on historical return and allowance levels.

        The Company maintains reserves for inventories valued primarily using the first in, first out ("FIFO") method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits.

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

        The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the

Company would realize in a current market exchange. The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets and accounts payable and accrued liabilities are reasonable estimates of their fair values. Fair value of the Company's debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at January 1, 2005 and January 3, 2004 was $421.5 million and $483.4 million, respectively.

        The reorganization value of the Company's new common equity of approximately $73.4 million at March 1, 2003 was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to fresh start accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

        The Company has pension and post retirement costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation rates, salary growth percentages, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension and postretirement costs and obligations.

Revenue Recognition

        Revenue from product sales is recognized when title and risks of ownership pass to the customer. This is generally on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectibility is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized.

Cash Equivalents

        Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the accompanying Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.2 million, $0.7 million and $2.6 million during 2004, 2003 and 2002, respectively.

Short-Term Investments

        The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to the comprehensive income component of shareholders' equity. During 2002, the Company recognized losses of $2.2 million in accordance with Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose

Cost Exceeds Fair Value." Such losses were previously classified as a component of Other Comprehensive Income (Loss) in the equity section of the Consolidated Balance Sheet. Management determines the proper classifications of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the determination of net income.

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004, the Company sold on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $10.9 million and $13.6 million at January 1, 2005 and January 3, 2004, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. In 2004, 2003 and 2002, The Procter & Gamble Company ("P&G") accounted for 12%, 13% and 12%, respectively, of the Company's sales.

Inventories

        Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 18 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 5 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.4 million, $0.8 million and $0.4 million of interest costs during 2004, 2003 and 2002, respectively.

        SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") provides that amortization of goodwill and indefinite-lived assets is no longer permitted. SFAS No. 142 requires that these assets be reviewed for impairment upon adoption and annually thereafter, unless special circumstances indicate that a more timely review is warranted. Pursuant to its adoption of SFAS No. 142 in fiscal 2002, the Company recognized a cumulative effect of a change in accounting principle, net of tax, related to goodwill, of approximately $12.8 million during 2002.

Derivatives

        The Company records all derivative instruments as either assets or liabilities on the balance sheet at their fair value, in accordance with SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, ("SFAS No. 133"). Changes in the fair value of a derivative are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Ineffective portions, if any, of all hedges are recognized in current period earnings.

        As more fully described in Note 16 to the Consolidated Financial Statements, the Company, in the normal course of business, enters into derivative financial instruments, principally swaps and forward option contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange contracts are designated as fair value or cash flow hedges of variable rate debt obligations or foreign currency-denominated transactions.

        The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions and the methodologies that will be used for measuring effectiveness and ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments. The Company then assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in fair values or cash flows of hedged items. Such assessments are conducted in accordance with the originally documented risk management strategy and methodology for that particular hedging relationship.

        For cash flow hedges, the effective portion of recognized derivative gains and losses reclassified from other comprehensive income is classified consistent with the classification of the hedged item. For example, derivative gains and losses associated with hedges of interest rate payments are recognized in Interest expense, net in the Consolidated Statements of Operations.

        Additionally, the Company has certain foreign exchange contracts that are considered immaterial and not designated as hedges. These contracts are accounted for by adjusting the carrying amount to market and recognizing any gain or loss in Other expense (income), net in the Consolidated Statements of Operations.

Income Taxes

        The provision for income taxes and corresponding balance sheet accounts is determined in accordance with the liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the Consolidated Statements of Operations regardless of the period for which such items are reported for tax purposes. Additionally, federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States ("U.S.") and be taxable. Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is established when it is more likely than not that some portion of a deferred tax asset will not be realized in the future. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough evidence to support a change in the judgment about the realization of the related deferred tax asset in future years.

        Implementation of the Modified Plan, described in Note 3 to the Consolidated Financial Statements, resulted in the Company recognizing cancellation of indebtedness income ("CODI"). All of the CODI is excluded from taxable income. However, at January 4, 2004 the Company has reduced certain of its tax attributes by an amount not exceeding the CODI it realized. In general, tax attributes have been reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) general business credits and capital loss carryforwards; and (iii) tax basis in assets.

Stock-Based Compensation

        The Company has elected to account for stock-based compensation related to its employee stock option plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). For options awarded at fair market value and that vest based on the passage of time, no compensation cost is recognized. For options that vest based on the achievement of certain performance criteria, compensation cost is measured as the amount by which the quoted market value of the shares of the Company's stock covered by the grant exceeds the option price that the employee must pay to acquire the stock and such compensation cost is charged to expense over the period of employee service.

        On December 16, 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." The revision, entitled SFAS No. 123R, "Share-Based Payment," is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to initially measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to remeasure the fair value of that award subsequently at each reporting date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options granted, the Company has estimated the fair value of each option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience and included the following: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 5%; and weighted average expected lives of five years. Had compensation cost been determined based on the fair value-based method, the Company's net income (loss), income

(loss) applicable to common shareholders and income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Net income (loss):
As reported(a)	$4,732	$(32,985)	$532,364	$(419,637)
Pro forma adjustments	(3)	—	—	(1,202)

Pro forma	$4,729	$(32,985)	$532,364	$(420,839)

Income (loss) applicable to common shareholders:
As reported(a)	$(834)	$(32,985)	$532,364	$(419,637)
Pro forma adjustments	(3)	—	—	(1,202)

Pro forma	$(837)	$(32,985)	$532,364	$(420,839)

Income (loss) per share applicable to common shareholders—basic:
As reported	$(0.09)	$(3.81)	$16.63	$(13.11)
Pro forma	(0.09)	(3.81)	16.63	(13.15)
Income (loss) per share applicable to common shareholders—diluted:
As reported	$(0.09)	$(3.81)	$16.63	$(13.11)
Pro forma	(0.09)	(3.81)	16.63	(13.15)
Weighted average fair value per option granted	N/A	$6.00	$—	$—

(a)
Includes stock-based compensation of $0.6 million in 2004 and none in 2002 and 2003.

        The initial vesting period for stock options issued under the 2003 Stock Option Plan started January 4, 2004; accordingly, no pro forma compensation expense has been reflected with respect to fiscal 2003. All stock options previously awarded under the stock option plans of the Predecessor were canceled as part of the Company's emergence from Chapter 11.

Research and Development Costs

        The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company incurred approximately $11.2 million, $9.9 million, $2.5 million and $16.3 million of research and development expense during the fiscal year 2004, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year 2002, respectively.

Shipping and Handling Costs

        Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company's sites to the customers' premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company incurred $23.4 million, $17.3 million, $3.7 million and $21.5 million of shipping and handling costs during the fiscal year 2004, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year 2002, respectively.

Foreign Currency Translation

        The Company accounts for, and reports, translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates. Translation gains and losses are not included in determining net income, but are presented as a separate component of accumulated other comprehensive income (loss). However, subsidiaries considered to be operating in highly inflationary countries use the U.S. dollar as the functional currency and translation gains and losses are included in the determination of net income (loss). In addition, foreign currency transaction gains and losses are included in the determination of net income (loss).

        The Company has a majority-owned subsidiary located in Argentina. The Argentine peso, which serves as the functional currency of this subsidiary, has devalued significantly against the U.S. dollar since the end of fiscal 2001 due primarily to the economic uncertainty within this geographic region. For a brief period of time between the latter part of December 2001 and the first part of January 2002, trading in the Argentine peso was suspended. Thus, the AICPA International Task Force agreed that Emerging Issues Task Force No. 12, "Foreign Currency Translation—Selection of Exchange Rate When Trading is Temporarily Suspended" ("EITF D-12") applies to the financial statement translation. EITF D-12 notes that in instances where there is a temporary suspension in trading of a foreign currency, the rate in effect when trading is resumed should be utilized. For reporting purposes in early 2002, the January 11, 2002 market exchange rate (the floating rate) was used to translate transactions. January 11, 2002 represented the date on which trading in this currency resumed. Foreign currency losses related to the Argentine peso, net of minority interest adjustments, were $1.9 million, $3.6 million and $3.0 million in fiscal years 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with the SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities, foreign currency translation adjustments and minimum pension liabilities which, prior to its adoption, were reported separately in shareholders' equity, to be included in other comprehensive income. Accumulated other comprehensive income of $30.3 million at January 1, 2005 consisted of $29.5 million of currency translation gains, $0.3 million in cash flow hedge gains and $0.5 million in minimum pension liability gains, all net of tax.

Income (Loss) Per Common Share

        Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and are computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through stock options, warrants, convertible notes and PIK Preferred Shares and is computed by dividing income (loss) applicable to common shareholders, as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares if the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in the computation of income (loss) per share for fiscal 2004, 2003 and 2002 is presented in the following table (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Income (loss):
Income (loss) before cumulative effect of change in accounting principle	$4,732	$(32,985)	$532,364	$(406,863)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(12,774)
Less: dividends on PIK Preferred Shares	5,566	—	—	—

Income (loss) applicable to common shareholders	(834)	(32,985)	532,364	(419,637)
Effect of dilutive securities—convertible notes, PIK Preferred Shares and stock options	—	—	—	—

Income (loss) applicable to common shareholders with assumed conversions	$(834)	$(32,985)	$532,364	$(419,637)

Outstanding shares:
Weighted average common shares outstanding	9,840	8,650	32,004	32,004
Effect of dilutive securities—convertible notes, PIK Preferred Shares and stock options	—	—	—	—
Weighted average common shares outstanding—assuming dilution	9,840	8,650	32,004	32,004

        For the fiscal year 2004 and the ten months ended January 3, 2004, the effect of potentially dilutive securities such as convertible notes, PIK Preferred Shares and stock options are not considered in the above table as the effects are anti-dilutive. As of January 1, 2005, the potential dilutive effect related to the exchange or conversion of stock options and PIK Preferred Shares to common stock of the Company would amount to 153,405 shares and 7,995,336 shares, respectively.

Other Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and amended it by issuing FIN 46R in December 2003. This interpretation provides guidance on how to identify variable interest entities ("VIEs") and how an enterprise should assess its interest in a VIE in order to determine whether the entity should be consolidated. This interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 and issued revised interpretations resulting in multiple effective dates based on the nature, as well as the creation date, of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for based on either interpretation. VIEs created after January 1, 2004 must be accounted for under the revised interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for based on either interpretation. Non-SPEs created prior to February 1, 2003 should be accounted for under the revised interpretation's provisions. The Company has determined that it does not have any relationships or contracts that constitute a variable interest.

        In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 13 to the consolidated financial statements, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company's postretirement benefit plans do not reflect the effects of the Act.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

Note 3. Chapter 11 Proceedings and Recapitalization

Description of Chapter 11 Proceedings and Financial Restructuring

        Due to the financial impact of economic and business factors upon the Company's business, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the failure to meet the leverage covenant, the Company was in default under the Prepetition Credit Facility (as defined herein) as of December 29, 2001. Because of this default, the lenders under the Prepetition Credit Facility (the "Senior Secured Lenders") exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These

Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the "Forbearance Agreement"). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001. With the Company unable to reduce amounts outstanding under the prepetition credit facility through asset dispositions on acceptable terms, the Company ultimately entered into a recapitalization transaction with MatlinPatterson Global Opportunities Partners L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) ("GOF"), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein) and executed a term sheet with GOF on March 15, 2002, setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

        The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes then owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principal amount of the Senior Subordinated Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the "Exchange Offer").

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

        The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Given that negotiations were not reaching an agreement and given the fact that the uncertainty created by the Involuntary Petition was causing further deterioration in the Company's businesses, the Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the "Bankruptcy Code"). Accordingly, on May 11, 2002 (the "Filing Date" or "Petition Date"), the Company and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for "pre-negotiated" reorganization (the "Chapter 11 Filings" or the "Filings") under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company's direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the "Commitment") for debtor-in-possession financing (the "DIP Facility") from a group of financial institutions, some of which were Senior Secured Lenders (the "DIP Lenders") that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. With the requisite approval from a substantial majority of the Senior Lenders (the "Supporting Senior Lenders") to restructure the Prepetition Credit Facility and the execution of the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization, the Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the "Plan") and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Secured Lenders and GOF. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

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

        At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company's Disclosure Statement relating to a Plan of Reorganization, as amended, and filed on August 21, 2002. Because the committee of unsecured creditors objected to the Plan, the Plan was not confirmed and thus the Company filed the Modified Plan as more fully disclosed in "Description of Modified Plan," below.

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

        Under the Modified Plan, all common stock of the reorganized Company (the "New Polymer Common Stock") was the same class (the "Class A Common Stock"), with the exception of (i) separate classes (the "Class D Common Stock" and "Class E Common Stock") to be issued upon exercise of the Series A and Series B Warrants (as defined below), (ii) the 4% of New Polymer Common Stock designated as "Class B Common Stock" issued to the holders of Old Polymer Common Stock, and (iii) a small percentage (the "Class C Common Stock") issued to holders of Class 4 Claims, who contributed such stock to the SPE. The Class C Common Stock shall pay a dividend payable equal to the lesser of (i) 1% per annum of the principal amount of the promissory notes issued by the SPE or (ii) $1.0 million per annum. Shares of New Polymer Common Stock (other than Class A Common Stock) are convertible into shares of Class A Common Stock on a one-for-one basis.

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

        The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provided that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note would automatically increase by the amount of such drawing. The Company was required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and June 1 of each year, commencing on June 1, 2003, at a rate of 10% per annum. The Company's obligations under the Senior Subordinated Note Purchase Agreement and Senior Subordinated Note were guaranteed by the Company's domestic subsidiaries. Both the Company's obligations under the Senior Subordinated Note and the guarantees thereof were subordinate to the indebtedness outstanding under the Company's Restructured Credit Facility. The Senior Subordinated Note Purchase Agreement and the Senior Subordinated Note Purchase contained customary representations and warranties, standard default terms and affirmative and negative covenants of the Company similar to those found in most such agreements. See Note 11 to the consolidated financial statements for additional information on the provisions included in the Restructured Credit Facility and Convertible Subordinated Notes.

Note 4.  Fresh Start Accounting

        The Company officially emerged from the Chapter 11 bankruptcy process on March 5, 2003, but for accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with SOP 90-7, the Company adopted fresh-start accounting as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity.

        Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with SFAS No. 141, "Business Combinations". Such allocations have been reflected in the amounts included herein. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. As part of the Modified Plan, the Company's common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. As of the Effective Date, 8,125,869 shares of Class A, 399,978 shares of Class B and 118,449 shares of Class C common stock were outstanding. An additional 1,327,177 shares of Class A common stock and 19,359 shares of Class C common stock were reserved at the emergence date and were subsequently issued on May 11, 2004 in accordance with a ruling by the United States Bankruptcy Court for the District of South Carolina in satisfaction of certain claims against the Company in connection with the Modified Plan. No shares of Class D or Class E common stock were outstanding as of the Effective Date. The following table reflects the reorganization adjustments to old Polymer Group's Consolidated Balance Sheet as of March 1, 2003 (in thousands):

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$306,438	$—		$(9,722)	(g)	$296,716
Property, plant and equipment	431,384	(36,372	)(f)	4,231	(g)	399,243
Intangibles and loan acquisition costs, net	38,261	(26,341	)(e)(f)	27,352	(h)	39,272
Other assets	13,295	—		(3,305	)(g)	9,990

Total assets	$789,378	$(62,713)		$18,556		$745,221

Liabilities and Shareholders' Equity (Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current liabilities	$94,355	$7,069	(a)	$13,019	(g)	$114,443
Short-term borrowings	223	—		—		223
Long-term debt—Prepetition Credit Facility	484,877	(484,877	)(b)	—		—
Long-term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilities	48,133	—		19,433	(g)	67,566

Total liabilities not subject to compromise	645,753	(6,374)		32,452		671,831
Liabilities Subject to Compromise	637,122	(637,122	)(e)	—		—

Total liabilities	1,282,875	(643,496)		32,452		671,831
Shareholders' equity (deficit)	(493,497)	580,783	(f)	(13,896	)(i)	73,390

Total liabilities and shareholders' (deficit)	$789,378	$(62,713)		$18,556		$745,221

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

        Additionally, as more fully described in Note 12 to the Consolidated Financial Statements, in January 2005 the Company completed a tax basis study, as of the Effective Date, related to its investment in subsidiaries and the effects of the cancellation of indebtedness on the tax basis of such investments. Based on the tax basis study and further reviews of the carrying values of certain foreign investments, as of the Effective Date, the Company adjusted net deferred tax liabilities and goodwill from the amounts previously recorded at March 1, 2003 by $19.1 million.

Note 5.  Business Restructuring and Asset Impairment

        The Company continued its restructuring initiatives in 2004 by curtailing production of certain of its European assets and eliminating several production lines in the Canadian operations of its Oriented Polymers Division. The European and Canadian restructuring efforts in 2004 included the reduction of approximately 160 positions, resulting in a charge of approximately $1.9 million for severance and other plant realignment costs.

        In 2003, the Company implemented a business restructuring initiative intended to yield a reduction in working capital levels and operating cost reductions through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing component costs; (iii) implementing global purchasing initiatives; and (iv) rationalizing certain assets and/or businesses. Approximately 170 positions were eliminated in fiscal 2003.

        The Company's business restructurings in 2002 included reductions in headcount of approximately 54 employees and facility closing costs in the U.S. as business processes were rationalized in the Oriented Polymers Division.

        Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying Consolidated Balance Sheets. A summary of the business restructuring activity during fiscal 2004, 2003 and 2002 is presented in the following table (in thousands):

	Successor		Predecessor
	2004	2003	2002
Balance accrued at beginning of year	$4,564	$893	$6,242
Plant realignment costs:
First Quarter	584	12	176
Second Quarter	657	2,408	381
Third Quarter	222	1,235	356
Fourth Quarter	404	3,151	141

Total(1)	1,867	6,806	1,054

Cash payments	(5,909)	(4,293)	(6,403)
Adjustments	39	1,158	—

Balance accrued at end of year	$561	$4,564	$893

(1)
Includes $4 during the two months ended March 1, 2003.

        In fiscal 2004, the Company recorded a non-cash asset impairment charge of $2.3 million, primarily related to the write-down of machinery and equipment to net realizable value, for production assets in Canada removed from service and held for sale and the write-off of certain foreign investments.

        The Company made the business decision in December 2003 to discontinue production on certain of its European assets and, accordingly, recognized an asset impairment charge of approximately $1.2 million.

        During the fourth quarter of 2002, based upon reviews of the Company's long-lived assets and considering the continued decline in operating profits over the course of 2002, the Company recorded a non-cash charge of approximately $317.9 million, consisting of the write-down of goodwill and other intangibles ($83.9 million) and machinery, equipment and buildings ($234.0 million). This write-down was related predominantly to production assets within the U.S. and European nonwovens businesses.

        A summary of asset impairment charges during fiscal 2004, 2003 and 2002 is presented in the following table (in thousands):

	Successor		Predecessor
	2004	2003	2002
Asset impairment charge:
Property, plant and equipment	$1,719	$1,207	$234,002
Goodwill and contract intangibles	—	—	83,896
Other	534	—	—

Total impairment charges	$2,253	$1,207	$317,898

Note 6.  Accounts Receivable Securitization Agreements

        On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Through January 1, 2005, approximately $31.0 million of receivables had been sold under the terms of the factoring agreement. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS No.140"). The amount due from the factoring company, net of advances received from the factoring company, was $7.4 million at January 1, 2005 and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for 2004 were $0.1 million and are included in Other expense, net in the Consolidated Statement of Operations.

        In addition, the Company's European operations sold $4.5 million of its trade receivables to a factoring company in fiscal 2004. Such sale of receivables has been accounted for on a basis consistent with the methodology described in the preceding paragraph.

Note 7. Inventories

        Inventories consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Finished goods	$48,891	$47,288
Work in process	15,612	16,579
Raw materials	41,846	32,646

	$106,349	$96,513

Note 8. Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	January 1, 2005	January 3, 2004
Land	$13,548	$13,261
Buildings and land improvements	98,356	91,610
Machinery, equipment and other	356,510	310,013
Construction in progress	18,856	40,082

	487,270	454,966
Less accumulated depreciation	(84,667)	(38,458)

	$402,603	$416,508

        Depreciation charged to expense was $45.5 million for fiscal year 2004, $36.1 million for the ten months ended January 3, 2004, $7.2 million for the two months ended March 1, 2003 and $60.8 million for fiscal year 2002. As discussed more fully in Note 5 to the Consolidated Financial Statements, the Company recorded impairment charges during fiscal years 2004, 2003 and 2002.

Note 9. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Cost:
Proprietary technology	$26,604	$26,533
Goodwill	15,632	—
Loan acquisition costs and other	18,759	13,534

	60,995	40,067
Less accumulated amortization	(12,176)	(6,507)

	$48,819	$33,560

        As further described in Note 12 to the Consolidated Financial Statements, during fiscal 2004 the Company recorded goodwill of $15.6 million related to the allocation of the reorganization value to the underlying assets and liabilities as of the Effective Date. Such goodwill is not amortizable, but is subject to the tests of impairment which must be performed at least annually.

        In conjunction with the refinancing in April 2004 of the Restructured Credit Facility, the Company charged the unamortized balance of the loan acquisition costs of $5.0 million related to that debt to Foreign currency and other in the Consolidated Statement of Operations. Additionally, with the issuance of the new Bank Facility, the Company capitalized approximately $12.1 million of related loan acquisition costs, which were primarily bank arrangement and legal fees. Such costs are being amortized over the term of the related debt.

        Components of amortization expense are shown in the table below (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	5,762	4,935	$220	$3,496
Loan acquisition costs, included in interest expense, net	1,967	1,572	1,425	7,217

Total amortization expense	$7,729	$6,507	$1,645	$10,713

        Aggregate amortization expense for each of the next five years is expected to be as follows: 2005, $6.1 million; 2006, $6.1 million; 2007, $6.1 million; 2008, $6.2 million; 2009, $6.3 million; and thereafter, $2.4 million. Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

Note 10. Accrued Liabilities

        Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $20.4 million and $15.4 million as of January 1, 2005 and January 3, 2004, respectively.

Note 11. Debt

        Long-term debt consists of the following:

	January 1, 2005	January 3, 2004
	(in thousands)
Senior Secured Bank Facility, interest rates for U.S. borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 5.78% as of January 1, 2005; due in mandatory quarterly payments of $750,000 and subject to additional payments from annual excess cash flows, as defined, with the balance due April 27, 2010	$281,500	$—
Second Lien Term Loan—interest at 8.78% as of January 1, 2005; due April 27, 2011	125,000	—
Restructured Credit Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin, and are capped at 12.00%; refinanced on April 27, 2004:
Term Loans—interest at 12.00%	—	416,834
Junior Notes—interest at 10.00%	—	53,717
Other	473	4,442

	406,973	474,993
Less: Current maturities	(3,413)	(34,001)

	$403,560	$440,992

Scheduled Maturities

        The scheduled maturities of long-term debt at January 1, 2005 are as follows (in thousands):

2005	$3,413
2006	3,024
2007	3,027
2008	3,009
2009	3,000
Thereafter	391,500

Total	$406,973

Senior Secured Bank Facility

        The Company's Senior Secured Bank Facility (the "Bank Facility"), which was entered into on April 27, 2004, consists of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company's previous Restructured Credit Facility and pay related fees and expenses.

        All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Bank Facility. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At January 1, 2005, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2005. The loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Through January 1, 2005, the Company had made mandatory debt repayments of $1.5 million and optional repayments on the first lien term loan of $17.0 million, which amount was considered in the calculation of excess cash flow. Due to the optional repayments made during fiscal 2004 and an amendment to the Bank Facility subsequent to January 1, 2005, no additional payments related to fiscal 2004 are due to be paid within ten days after the required filing date of the Company's annual financial statements. The bank amendment is described more fully in Note 24 to the Consolidated Financial Statements. Since the amounts of excess cash flows for future periods is not determinable, only the mandatory payments of $750,000 per quarter were considered in the fiscal years 2006 through 2009 in the scheduled maturities table.

        The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company's total leverage ratio. The Company had no outstanding borrowings at January 1, 2005 under the revolving credit facility. Average borrowings under the revolving credit facility for the period from April 28, 2004 to January 1, 2005 were $4.0 million at an average rate of 5.80%. The revolving portion of the credit facility matures on April 27, 2009.

        In accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 16 to the Consolidated Financial Statements.

        Subject to certain terms and conditions, a maximum of $20.0 million of the Bank Facility may be used for revolving letters of credit. As of January 1, 2005, the Company had $12.5 million of standby letters of credit outstanding under this facility. Approximately $7.1 million was related to the requirements of the short-term borrowing arrangements of the Company's China-based majority owned subsidiary ("Nanhai"). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit have been drawn on at January 1, 2005.

Restructured Credit Facility

        Until it was refinanced on April 27, 2004, the Company's Restructured Credit Facility consisted of secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. All borrowings under the Restructured Credit

Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility contained covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The interest rate applicable to borrowings under the Restructured Credit Facility was based on a specified base rate or a specified Eurodollar base rate, at the Company's option, plus a specified margin. The effective rate on the term loans was 12.00%, which was the cap on the sum of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee. The Company's average borrowings under the revolving credit agreement, which had an effective interest rate of 6.75%, were $8.7 million for the period from January 4, 2004 to April 27, 2004.

Convertible Subordinated Notes

        In connection with the emergence from Chapter 11, the Company issued $50.0 million of 10% Convertible Subordinated Notes due 2007 (the "Junior Notes") pursuant to an indenture dated as of March 5, 2003 (the "Junior Indenture"). The Junior Notes were unsecured subordinated indebtedness of the Company and were subordinated in right of payment to all existing and future indebtedness of the Company which was not, by its terms, expressly junior to, or pari passu with, the Junior Notes. Under the terms of the Junior Notes, the holders could elect to increase the principal amount of the notes in lieu of receiving semi-annual interest payments in cash. The Junior Notes could be converted into shares of Class A Common Stock, at an initial conversion price equal to $7.29 per share. The Junior Indenture contained several covenants, including limitations on: (i) indebtedness; certain restricted payments; liens; transactions with affiliates; dividend and other payment restrictions affecting certain subsidiaries; guarantees by certain subsidiaries; certain transactions including merger and asset sales; and (ii) certain restrictions regarding the disposition of proceeds of asset sales.

        During fiscal 2004, $55.4 million of the Company's Junior Notes were converted into approximately 378,219 shares of the Company's Class A Common Stock and 52,716 shares of the Company's 16% Series A Convertible Pay-in-kind Preferred Shares (the "PIK Preferred Shares"). Included in the aforementioned conversions was the exchange, in conjunction with the refinancing of the Company's long-term debt in April 2004, by the Company's majority shareholder of $42.6 million in aggregate principal amount of the Company's Junior Notes it controlled for 42,633 shares of the Company's PIK Preferred Shares. There were no Junior Notes outstanding as of January 1, 2005. For further discussion of the Company's PIK Preferred Shares, see Note 15 to the Consolidated Financial Statements.

Subsidiary Indebtedness

        Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese rmb) with a financial institution in China which is scheduled to mature in June 2005. The amount of outstanding indebtedness under the facility was $5.8 million (at an annual average rate of approximately 4.49%) and $8.5 million (at an annual average rate of approximately 5.31%) at January 1, 2005 and January 3, 2004, respectively. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company's agent bank in the amount of $7.1 million. In addition, Nanhai had outstanding bankers' acceptances totaling $1.2 million at January 1, 2005. These notes, which are denominated in Chinese rmb, mature by March 20, 2005 and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

        The Company's Argentina-based majority owned subsidiary ("DNS") has a credit facility denominated in U.S. dollars totaling approximately $0.4 million (all with current maturities) at January 1, 2005.

DNS previously had two credit facilities totaling approximately $3.4 million (with current maturities of approximately $3.1 million) at January 3, 2004.

        In order to support working capital requirements at Vateks Tekstil Sayani ve Ticaret AS ("Vateks"), an 80% majority owned subsidiary in Istanbul, Turkey, the Company had deposited through the European parent company of Vateks, approximately $6.5 million with a member of its European bank group who, in turn, had funded an approximate equivalent amount to Vateks. The amount owed by Vateks to the bank member was secured by this deposit. This financing arrangement was dissolved in September 2003 with the sale of the Company's share of the business carried out by Vateks at no material gain or loss. Proceeds from the sale were used to reduce amounts outstanding under the Restructured Credit Facility.

Note 12. Income Taxes

        The components of income before income taxes and the cumulative effect of change in accounting principle are as follows (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Domestic	$(2,701)	$(30,576)	$546,740	$(325,496)
Foreign	15,427	519	(12,684)	(84,657)

	$12,726	$(30,057)	$534,056	$(410,153)

        The components of income tax expense (benefit) are as follows (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Current:
Federal and state	$1,319	$—	$—	$907
Foreign	4,278	—	(1,318)	3,062
Deferred:
Federal and state	520	—	—	(2,671)
Foreign	1,877	2,928	3,010	(4,588)

Income tax expense (benefit)	$7,994	$2,928	$1,692	$(3,290)

        Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company, primarily Argentina. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its hypothetical calculation. At January 1, 2005, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not been provided amounted to approximately $10.2 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

        Income taxes computed at the Company's U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Computed income tax expense (benefit) at statutory rate	$4,454	$(10,520)	$186,920	$(143,554)
State income taxes, net of federal tax benefit	858	—	—	—
Gain on cancellation of indebtedness	—	—	(216,970)	—
Other reorganization expenses	—	—	6,788	—
Goodwill and other, including impairment	—	—	—	33,502
Valuation allowance	3,103	10,651	5,699	105,505
Interest	—	—	—	(2,221)
Withholding taxes and tax credits	927	—	—	(349)
Effect of foreign operations, net	(1,489)	—	—	2,180
Chapter 11 reorganization costs	—	—	4,277	3,057
Fresh start adjustments	—	95	11,336	—
Other, net	141	2,702	3,642	(1,410)

Income tax expense (benefit)	$7,994	$2,928	$1,692	$(3,290)

        The Company's financial reorganization, through the Chapter 11 process, caused an ownership change for federal income tax purposes. As a result, future tax deductions related to certain "built-in deductions and losses" will be limited by Section 382 of the Internal Revenue Code, as amended ("Section 382") during the five-year period following the ownership change (the recognition period). The Company had substantial amounts of such built-in deductions and losses (primarily depreciation deductions) scheduled to be realized during the recognition period. Under Section 382, such built-in losses will be subject to an annual usage limitation of approximately $3.4 million during the recognition period. Additionally, the $72.0 million of U.S. federal net operating loss carryforwards that existed at January 3, 2004 were reduced to zero at January 4, 2004.

        At January 1, 2005, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Mexico	$23,789	2005-2014
Canada	22,488	2005-2014
Netherlands	21,354	Indefinite
Germany	47,897	Indefinite
France	8,876	Indefinite
United States	12,987	2024

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2005	January 3, 2004
Deferred tax assets:
Provision for bad debts	$2,660	$3,846
Inventory capitalization and allowances	3,358	2,534
Net operating loss and capital loss carryforwards	51,500	38,600
Tax credits	9,066	8,137
Foreign tax credits	15,169	15,169
Property, plant and equipment and intangibles, net	37,415	40,613
Other	11,868	12,067

Total deferred tax assets	131,036	120,966
Valuation allowance	(103,854)	(100,751)

Net deferred tax assets	27,182	20,215

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(31,442)	(40,632)
Stock basis of subsidiaries	(33,780)	—
Other, net	(25,713)	(5,816)

Total deferred tax liabilities	(90,935)	(46,448)

Net deferred tax liabilities	$(63,753)	$(26,233)

        A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is less than two years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $103.9 million and $100.8 million are appropriate as of January 1, 2005 and January 3, 2004, respectively. If the Company recognizes future tax benefits through the use of any of the deferred tax assets, for which a valuation allowance is provided, that existed at the Effective Date, the benefit of such utilization, unless such utilization results from a change in tax laws or regulations, will be recorded as a reduction of goodwill or other intangible assets and, thereafter, as a reduction of income tax expense.

        In January 2005, the Company completed a tax basis study, as of the Effective Date, related to its investment in subsidiaries and the effects of the cancellation of indebtedness on the tax basis of such investments. Based on this tax basis study and a further review of the carrying values of certain foreign investments as of the Effective Date, the Company has determined that the net deferred tax liability of $25.7 million, previously recorded with respect to the estimated net tax effect of temporary differences between the carrying amount of the Company's investment in subsidiaries for financial reporting purposes and the basis for income taxes purposes, should be decreased to $19.1 million as of January 1, 2005. As such estimate of deferred tax liabilities affects the allocation of the reorganization value to the underlying assets and liabilities of the Company as of the Effective Date, the Company has adjusted goodwill by a corresponding amount in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109") and EITF 93-7 "Uncertainties Related to Income Taxes in a Business Combination" ("EITF 93-7"). Any future changes in the net deferred tax assets and liabilities as of the Effective Date will be adjusted to reorganization value and not through income, also in accordance with SFAS No. 109 and EITF 93-7.

        Income tax refunds receivable were $15.4 million and $1.6 million at January 1, 2005 and January 3, 2004, respectively and are largely comprised of amounts due from European tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 13. Pension Benefits and Postretirement Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement benefit plans for the fiscal 2003 period reflect the combined data of the Successor for the ten months ended January 3, 2004 with that of the Predecessor for the two months ended March 1, 2003. The benefit obligations and related assets under these plans with respect to the 2004 disclosures have been measured as of January 1, 2005.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2004	2003	2004	2003
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,482)	$(13,774)	$(76,932)	$(61,425)
Additional benefit obligations	—	—	—	(3,566)
Service costs	—	(280)	(2,361)	(1,904)
Interest costs	(784)	(841)	(4,231)	(3,492)
Participant contributions	—	—	(496)	—
Plan amendments	—	—	—	—
Actuarial (loss)/gain	(1,098)	700	(7,080)	3,916
Currency translation adjustment and other	—	—	(6,211)	(11,802)
Benefit payments	1,925	953	2,543	1,341
Curtailment	(65)	760	—	—

Projected benefit obligation at end of year	$(12,504)	$(12,482)	$(94,768)	$(76,932)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,121	$8,113	$71,141	$57,064
Actual return on plan assets	881	1,223	3,705	1,971
Employer and plan participant contributions	1,247	738	6,447	1,864
Plan amendments	—	—	—	—
Actuarial (loss)/gain	—	—	—	—
Benefit payments	(1,925)	(953)	(2,543)	(1,341)
Currency translation adjustment and other	—	—	5,475	11,583

Fair value of plan assets at end of year	$9,324	$9,121	$84,225	$71,141

Funded Status:
Funded status at year-end	$(3,180)	$(3,361)	$(10,542)	$(5,791)
Unrecognized actuarial net (gain) loss	(493)	(1,358)	4,573	(2,446)
Unrecognized transition net (liability)	—	—	—	—
Unrecognized net (gain) loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Currency translation adjustment and other	—	—	105	(296)

Accrued benefit cost recognized	$(3,673)	$(4,719)	$(5,864)	$(8,533)

Accumulated benefit obligation	$12,504	$12,282	$85,357	$63,333

        The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2004 and 2003, the total amount netted in the funded status above for such plans approximates $0.5 million and

$0.4 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $0.5 million in 2004 and $0.4 million in 2003.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(7,754)	$(5,032)	$(6,389)	$(5,283)
Additional benefit obligations	—	(2,464)	—	—
Service costs	(372)	(301)	(45)	(27)
Interest costs	(496)	(428)	(287)	(362)
Participant contributions	(52)	(38)	—	—
Plan amendments	164	—	—	—
Actuarial (loss)/gain	101	342	1,431	(32)
Currency translation adjustment and other	—	—	(386)	(1,114)
Curtailments	4,623	—	—	—
Benefit payments	314	167	394	429

Projected benefit obligation at end of year	$(3,472)	$(7,754)	$(5,282)	$(6,389)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer and plan participant contributions	262	167	393	429
Plan amendments	52	—	—	—
Benefit payments	(314)	(167)	(393)	(429)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded Status:
Funded status at year-end	$(3,472)	$(7,754)	$(5,282)	$(6,389)
Unrecognized actuarial net (gain) loss	—	—	—	—
Unrecognized transition net (liability)	—	—	—	—
Unrecognized net (gain) loss	(550)	(271)	(1,210)	32
Unrecognized prior service cost	(164)	—	—	—
Currency translation adjustment and other	—	—	(100)	3

Accrued benefit cost recognized	$(4,186)	$(8,025)	$(6,592)	$(6,354)

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2004	2003	2002	2004	2003	2002
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$280	$295	$2,362	$1,904	$2,061
Interest costs on projected benefit obligation and other	783	841	896	4,231	3,492	3,198
Return on plan assets	(881)	(1,222)	(856)	(3,705)	(1,972)	(3,621)
Net amortization of transition obligation and other	299	(103)	533	(939)	(1,470)	634

Periodic benefit cost, net	$201	$(204)	$868	$1,949	$1,954	$2,272

Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	6.5-7.5%	6.5-8.0%	6.5-8.0%
Discount rate on projected benefit obligations	6.0	6.5	6.5	5.25-6.1	5.7-6.5	5.7-6.5
Salary and wage escalation rate	N/A	4.0	5.0	2.0-3.0	2.5-3.0	2.5-3.0
	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2004	2003	2002	2004	2002	2002
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$372	$301	$140	$45	$27	$11
Interest costs on projected benefit obligation and other	496	428	273	287	362	197
Plan amendment	—	—	—	—	—	2,037
Net amortization of transition obligation, curtailment and other	(4,445)	(72)	13	(188)	—	23

Periodic benefit cost, net	$(3,577)	$657	$426	$144	$389	$2,268

Weighted average assumption rates:
Discount rate on projected benefit obligations	6.0%	6.5%	6.5%	6.0%	6.0%	6.5%

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2005	10.0%
2006	10.0%
2007	8.0%
2008	8.0%
2009 and thereafter	6.0%

        A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2004 by $0.6 million and the accumulated postretirement benefit obligation as of January 1, 2005 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2004 by $0.5 million and the accumulated postretirement benefit obligation as of January 1, 2005 by $0.1 million.

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

        The plans' weighted-average asset allocations by asset category are as follows:

	2004	2003
Equity Securities	72%	72%
Debt Securities	18	17
Other	10	11

Total	100%	100%

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

        The Company's practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2005 are expected to approximate $6.0 million.

Expected Benefit Payments

        The following table reflects the total benefits projected to be paid from the plans, or from the Company's general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments.

        The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2005	$4,007	$1,049
2006	4,215	1,060
2007	4,443	1,125
2008	4,916	540
2009	5,109	539
2010-2014	29,087	2,860

        In December 2004, the Company approved amendments to various postretirement benefit plans which curtailed or eliminated defined benefits previously available under the plans. The amendments as adopted will eliminate, by January 1, 2008, the postretirement benefit plans for all current retirees of the Company and substantially all active employees. The three-year phase-out period was granted to provide current retirees and other eligible employees an acceptable period to transition to other alternative medical plans. In accordance with SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" (as amended), the gain on the plan curtailments was recognized upon the adoption of the plan amendments. The gain of $3.6 million was reported as a component of Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statement of Operations in the amounts of $3.3 million and $0.3 million, respectively.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. As permitted under FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until the authoritative guidance on the accounting for the federal subsidy under the Act is issued. Given that the Company curtailed most of its U.S. postretirement plans in 2004, it will likely not be eligible to receive the federal subsidy under the Act. Accordingly, any measures of the periodic benefit cost, benefit obligation and related disclosures for the U.S. and other postretirement benefit plans do not reflect the effect of the Act.

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $1.9 million, $3.0 million and $2.8 million for 2004, 2003 and 2002, respectively.

        During 2002, the Company recorded charges of $2.6 million related to retiree pension and post-retirement costs associated with certain Canadian benefit plans of Dominion Textiles, Inc. ("Dominion"). Such costs were previously agreed to be shared with Galey & Lord, Inc. ("Galey") under a Master Separation Agreement, associated with the 1998 acquisition of Dominion, which was subsequently rejected by Galey in fiscal 2002 as part of their bankruptcy proceedings. The Company has classified these costs under the caption Other retirement costs in the Consolidated Statements of Operations for fiscal 2002.

Note 14. Stock Option and Restricted Stock Plans

Stock Option Plan—Successor Company

        On December 11, 2003, the Company awarded the initial non-qualified stock options available under the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period beginning January 4, 2004. As of January 1, 2005, 400,000 shares of the Company's Class A common stock were reserved for issuance under the 2003 Plan of which 174,687 stock options are available for future grants.

        The Company has elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by APB No. 25. All options granted under the 2003 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs are recognized over the performance period when it becomes probable that such performance criteria will be achieved.

        The compensation cost related to the 2003 Plan for the year ended January 1, 2005 was $0.6 million and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Had the compensation expense methodology defined in SFAS No. 123R been applied, the Company's net earnings and earnings per common share would have been impacted as summarized in the discussion of the Company's stock-based compensation accounting policy in Note 2 to the Consolidated Financial Statements.

        The following table summarizes the option activity related to the 2003 Plan for the year ended January 1, 2005 and the ten months ended January 3, 2004:

	2004	Ten Months Ended January 3, 2004
Unexercised options outstanding—beginning of period	240,000	—
Granted	—	240,000
Exercised	—	—
Forfeited	14,687	—
Expired/canceled	—	—

Unexercised options outstanding—end of period	225,313	240,000

Exercisable options:
Exercisable options as of year-end	—	—
Shares available for future grant as of year-end	174,687	160,000
Weighted average exercise price per share	$6.00	$6.00

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

Restricted Stock Plan

        In May 2004, the Company's shareholders approved the 2004 Restricted Stock Plan for Directors (the "Restricted Plan"), which expires in 2014, for issuance of restricted shares to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company's Board of Directors not eligible to receive restricted shares under the Restricted Plan. In 2004, the Company awarded 18,720 restricted shares to members of the Company's Board of Directors for their Board service to the Company and, as further described in Note 21 to the Consolidated Financial Statements, 25,000 restricted shares were awarded to the Company's Chairman of the Board for consulting services. In fiscal 2004, the Company charged compensation costs of $0.6 million to Selling, general and administrative expenses in the Consolidated Statement of Operations for the restricted shares awarded under the Restricted Plan. As of January 1, 2005, 200,000 shares of the Company's Class A common stock were reserved for issuance under the Restricted Plan, of which 156,280 shares are available for future grants.

Note 15. Series A Convertible Pay-in-kind Preferred Shares

        In conjunction with the Company's refinancing in April 2004 of the Restructured Credit Facility, the Company's majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company's PIK Preferred Shares. Also, during 2004, $10.1 million in aggregate principal amount of the Company's Junior Notes were exchanged for 10,083 shares of the Company's PIK Preferred Shares. Following this exchange, no Junior Notes remained outstanding.

        The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing July 1, 2004, and are payable at the option of the Company, (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

        On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company ("mandatory redemption price"), at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

        At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any, or all, of their PIK Preferred Shares into shares of the Company's Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock.

        In January 2005, the Company declared a dividend of approximately $5.6 million, payable in the form of additional PIK Preferred Shares to holders of record as of December 15, 2004. Accordingly, the accrued dividends at January 1, 2005 are included as a component of the Company's PIK Preferred Shares in the Consolidated Balance Sheet.

Note 16. Derivatives and Other Financial Instruments and Hedging Activities

        The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of SFAS No. 133)," requires the Company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 11 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of January 1, 2005, the notional amount of these contracts, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

        In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement's terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The fair value of the interest rate swap as of January 1, 2005 of $0.3 million was based on current settlement values and was included in Other noncurrent assets in the Consolidated Balance Sheets.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations for fiscal 2004 was an increase of $2.4 million. In 2003 and 2002, there were no interest rate swap agreements.

        During the fourth quarter of 2004, the Company used foreign currency options to establish a predictable range for the movements of the Euro in an effort to protect its European operations from the impact of a sudden change in the Euro. Approximately $0.3 million of expense was included in Foreign currency and other in the Consolidated Statements of Operations for fiscal 2004. In 2003 and 2002, there were no foreign exchange option transactions. The fair market value of the outstanding currency option as of January 1, 2005 of $0.1 million was based on the actual settlement value and was included in Other current liabilities in the Consolidated Balance Sheets.

Note 17. Shareholders' Equity

        As of January 1, 2005 and January 3, 2004, the Company's authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

        All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C common stock has special rights to annual dividends and all shares of Class B, C, D and E common stock may be converted into an equal number of shares of Class A common stock. The shares of preferred stock may be issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors. See Note 15 to the Consolidated Financial Statements for additional information related to the Company's PIK Preferred Shares.

        In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company's Class A Common Stock and 19,359 shares of the Company's Class C Common Stock which were issued on a pro rata basis to holders of the Predecessor Company's Class 4 General Unsecured Claims per the Predecessor Company's Chapter 11 Plan of Reorganization. If these shares had been outstanding for all Successor periods presented, the pro forma net loss per common share for the year ended January 1, 2005 and the ten months ended January 3, 2004 would have been $(0.08) per share and $(3.30) per share, respectively.

Note 18. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company's senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes, industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the three years ended January 1, 2005. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the fiscal year 2004, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year 2002 relating to asset impairment, plant realignment, arbitration settlement, net, financial restructuring expenses and other retirement costs, which have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Net sales
Nonwovens	$672,600	$515,735	$108,359	$608,232
Oriented Polymers	172,541	129,683	24,536	146,205
Eliminations	(407)	(525)	—	—

	$844,734	$644,893	$132,895	$754,437

Operating income
Nonwovens	$60,356	$38,856	$7,759	$32,379
Oriented Polymers	12,699	8,489	1,465	6,698
Unallocated Corporate	(18,958)	(12,648)	(3,509)	(20,506)
Eliminations	203	124	115	12

	54,299	34,821	5,830	18,583
Asset impairment	(2,253)	(1,207)	—	(317,898)
Plant realignment	(1,867)	(6,802)	(4)	(1,054)
Arbitration settlement, net	13,112	—	—	—
Other charges	—	—	—	(6,242)

	$63,291	$26,812	$5,826	$(306,611)

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$41,923	$34,283	$5,766	$55,935
Oriented Polymers	8,217	6,912	1,349	8,347
Unallocated Corporate	1,120	(272)	272	57
Eliminations	—	125	—	—

	$51,260	$41,048	$7,387	$64,339

Capital spending
Nonwovens	$23,766	$32,836	$2,732	$13,088
Oriented Polymers	1,025	3,828	330	2,291
Corporate	—	11	—	—

	$24,791	$36,675	$3,062	$15,379

Division assets
Nonwovens	$716,532	$706,347		$950,473
Oriented Polymers	148,188	147,075		159,445
Corporate	16,191	7,039		2,567,353
Eliminations	(127,558)	(141,399)		(2,865,952)

	$753,353	$719,062		$811,319

Geographic Data:

        Export sales from the Company's United States operations to unaffiliated customers approximated $60.2 million, $61.5 million and $70.2 million during 2004, 2003 and 2002, respectively. Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Net sales
United States	$381,421	$289,064	$60,219	$360,216
Canada	111,591	88,088	16,416	97,058
Europe	190,470	152,608	33,631	175,794
Asia	32,384	26,730	4,773	25,374
Latin America	128,868	88,403	17,856	95,995

	$844,734	$644,893	$132,895	$754,437

Operating income
United States	$3,402	$895	$(1,582)	$(22,025)
Canada	5,491	4,152	1,233	5,788
Europe	17,384	12,176	2,330	12,952
Asia	3,442	3,075	848	4,211
Latin America	24,580	14,523	3,001	17,657

	54,299	34,821	5,830	18,583
Asset impairment	(2,253)	(1,207)	—	(317,898)
Plant realignment	(1,867)	(6,802)	(4)	(1,054)
Arbitration settlement, net	13,112	—	—	—
Special charges	—	—	—	(6,242)

	$63,291	$26,812	$5,826	$(306,611)

Depreciation and amortization expense included in operating income (loss)
United States	$24,240	$20,880	$3,658	$39,469
Canada	6,015	5,045	950	5,392
Europe	8,862	6,991	1,166	9,678
Asia	4,014	3,141	628	3,569
Latin America	8,129	4,989	985	6,231

	$51,260	$41,048	$7,387	$64,339

Identifiable assets (including intangible assets)
United States	$165,264	$153,437		$374,705
Canada	99,382	106,428		110,181
Europe	294,811	279,269		159,637
Asia	35,996	37,987		39,643
Latin America	157,900	141,941		127,153

	$753,353	$719,062		$811,319

Note 19. Foreign Currency and Other

        Foreign currency and other consists of the following (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Foreign currency losses	$3,073	$3,745	$1,814	$8,598
Loan acquisition cost write-off related to Restructured Credit Facility	5,022	—	—	—
Write-down of investment in joint venture	—	—	—	4,400
Other, net	(379)	2,063	(380)	1,021

	$7,716	$5,808	$1,434	$14,019

        During fiscal 2002, the Company recorded a $4.4 million charge in the Consolidated Statements of Operations for the write-down of its 45% minority position in a start-up nonwovens production line in Saudi Arabia (the "Saudi Line"). The investment represented the Company's funding of its pro-rata share of the construction costs of the Saudi Line. The write-down was necessary when it became apparent that an agreement could not be reached between the Company and its partner concerning ownership and operation of the Saudi Line. The Company has settled this issue and no longer has any investment interest in the Saudi Line.

Note 20. Commitments and Contingencies

Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $4.0 million, $3.2 million and $5.9 million in 2004, 2003 and 2002, respectively. For the Successor ten month period and the Predecessor two month period of 2003, the rental expense was $2.6 million and $0.6 million, respectively. Rental income approximated $0.6 million, $0.5 million and $1.9 million in 2004, 2003 and 2002, respectively. The expenses are recognized on a straight-line basis over the life of the lease. The Company sold its South Brunswick facility in December 2002. Prior to this transaction, the Company leased the entire facility to a non-affiliated third party ("Medicia") and then sub-leased a portion of the facility back from Medicia for use as administrative office space within the Nonwovens Division and corporate. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 1, 2005 are presented in the following table.

See Note 21 to the Consolidated Financial Statements for a discussion of leases between the Company and affiliated entities.

	Gross Minimum Rental Payments	Lease and Sub-Lease (Income)	Net Minimum Rental Payments
	(In Thousands)
2005	$2,523	$(226)	$2,297
2006	1,779	—	1,779
2007	887	—	887
2008	554	—	554
2009	353	—	353

	$6,096	$(226)	$5,870

Purchase Commitments

        At January 1, 2005, the Company had commitments of approximately $29.6 million related to the purchase of raw materials, maintenance and converting services. Additionally, as part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed projects, including the installation of a new line in Cali, Colombia, an adhesive bond line in Nanhai, China and line enhancements in Benson, North Carolina. These commitments and other minor projects total approximately $22.0 million at January 1, 2005.

Collective Bargaining Agreements

        At January 1, 2005, the Company had approximately 3,233 employees worldwide. Approximately 1,399 employees are represented by labor unions or trade councils, which have entered into separate collective bargaining agreements with the Company. Approximately 29% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

Environmental

        The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to pollution and protection of the environment. The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate any material adverse effect on its operations, financial or competitive position as a result of its efforts to comply with environmental requirements.

Litigation

        On August 18, 2003 an affiliate ("Affiliate") of the former Chief Executive Officer of the Company filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and the Affiliate, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint total $7.7 million, plus attorney's fees. The claim is currently in the discovery phase and the Company intends to vigorously defend this action and believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

        On April 23, 2002, the Company filed a demand for arbitration against Johnson & Johnson ("J&J"). The primary issue in the arbitration was the Company's assertion that J&J breached a supply agreement when J&J and certain of its affiliates failed to purchase certain products from the Company and to allow the Company a reasonable opportunity to compete for certain sales. On June 28, 2004, the Company entered into a new supply agreement with a subsidiary of J&J. The Company also ended the arbitration and received approximately $17.0 million from J&J as settlement of the arbitration issues. Net settlement proceeds of $13.1 million, after providing for $3.9 million of costs and expenses associated with the arbitration, were included in Arbitration settlement, net in the Consolidated Statement of Operations for the fiscal year ended January 1, 2005.

Note 21. Related Party Transactions

        The Company leased office space, previously serving as the Company's corporate headquarters, from an affiliate of the former Chief Executive Officer of the Company through August 31, 2003 at an approximate annual rental charge of $0.2 million. Shared service costs were charged to the Company and approximated $0.6 million and $0.8 million in 2003 and 2002, respectively. The Company is currently involved in litigation with the aforementioned affiliate of the former Chief Executive Officer with respect to the lease and shared services. See Note 20 to the Consolidated Financial Statements for additional details.

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

        The Company executed a consulting agreement in December 2004 with the Chairman of the Board of Directors to provide certain consulting services as an independent contractor on a month-to-month basis. The consulting agreement provides for payment of $20,000 per month plus the issuance of 25,000 shares of the Company's restricted shares authorized pursuant to the Restricted Plan. Compensation expense recognized with respect to the consulting agreement during 2004 totaled $0.4 million and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 22. Quarterly Results of Operations (Unaudited)

        Quarterly financial data for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 is presented below (amounts in thousands, except for per share data). All 2004 and 2003 fiscal quarters were comprised of 13 weeks, except for the fourth quarter of 2003 which was comprised of 14 weeks, and include the reclassification of customer rebates, promotional incentives and freight billed to customers, as discussed in Note 2 of the Consolidated Financial Statements.

Quarterly data for fiscal 2004:

	Fourth Quarter Ended January 1, 2005	Third Quarter Ended October 2, 2004	Second Quarter Ended July 3, 2004	First Quarter Ended April 3, 2004
Operating data:
Net sales	$223,535	$204,554	$210,403	$206,242
Gross profit	43,173	35,534	36,779	37,976
Net income (loss)	8,375	(596)	5,723	(8,770)
Accrued dividends on PIK Preferred Shares	2,342	1,953	1,271	—
Income (loss) applicable to common shareholders	6,033	(2,549)	4,452	(8,770)
Income (loss) per common share—basic	$0.58	$(0.25)	$0.45	$(1.00)
Income (loss) per common share—diluted	$0.46	$(0.25)	$0.36	$(1.00)

        The fourth quarter of 2004 includes a curtailment gain of $3.6 million related to amendments to various postretirement benefit plans as described in Note 13 to the Consolidated Financial Statements.

        During the fourth quarter of 2004, the Company recognized an income tax benefit of $0.2 million. The effective tax rate for the quarter was favorably impacted by profits generated in certain jurisdictions which experienced losses in previous periods for which no tax benefit had been realized, as well as an adjustment for excess tax accruals in previous quarters.

Quarterly data for fiscal 2003:

	Successor				Predecessor
	Fourth Quarter Ended January 3, 2004	Third Quarter Ended September 27, 2003	Second Quarter Ended June 28, 2003	One Month Ended March 29, 2003	Two Months Ended March 1, 2003
Operating data:
Net sales	$197,327	$184,753	$198,648	$64,165	$132,895
Gross profit	35,886	32,535	33,570	11,512	21,785
Net income (loss)	(13,257)	(7,264)	(11,115)	(1,349)	532,364
Net income (loss) per common share—basic and diluted	$(1.53)	$(0.84)	$(1.29)	$(0.16)	$16.63

Note 23. Supplemental Cash Flow Information

        Cash payments of interest and taxes consist of the following (in thousands):

	Successor		Predecessor
	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	2002
Cash payments of interest, net of amounts capitalized	$37,764	$42,066	$12,409	$42,179
Cash payments of income taxes, net of refunds	6,827	6,102	1,120	5,501

        Noncash transactions in 2004 included (i) the issuance of 1,327,177 shares of the Company's Class A Common Stock and 19,359 shares of the Company's Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina, (ii) the conversion of $2.7 million of the Company's Junior Notes into approximately 371,382 shares of the Company's Class A Common Stock, (iii) the exchange of $42.6 million of the Company's Junior Notes into approximately 42,633 shares of the Company's PIK Preferred Shares, (iv) the exchange of $10.1 million of the Company's Junior Notes into approximately 10,083 shares of the Company's PIK Preferred Shares and 6,719 shares of the Company's Class A Common Stock, (v) the payment in kind in lieu of cash payment of $1.8 million of interest expense on the Junior Notes and (vi) the payment in kind in lieu of cash payment of $5.6 million of dividends on the PIK Preferred Shares.

        Noncash transactions in 2003 included the payment in kind in lieu of cash payment of $3.7 million of interest expense on the Junior Notes.

Note 24. Subsequent Events

        On March 16, 2005, the Company entered into an amendment to the Bank Facility. The amendment generally provides the Company with additional financial flexibility relative to capital expenditures for 2005 and 2006 and refinements to the excess cash flow definition, which provide the Company with full credit for any prepayments of debt under the Bank Facility.

        Additionally, on March 22, 2005, the Company announced that it will install a new spunmelt line at its Mooresville, North Carolina facility.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of January 1, 2005.

        There were no changes in the Company's internal control over financial reporting during the quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

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

        The Company has a Code of Conduct that applies to all officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and other key financial and accounting officers. The Code of Conduct can be found on the Investors' page of the Company's publicly-available website (www.polymergroupinc.com). The Company will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by SEC regulations, on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this Item is set forth under the captions "Executive Compensation" and "Compensation of Directors" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the definitive proxy materials of the Company, which information is incorporated herein by reference.

        The following table provides certain information as of January 1, 2005 with respect to our equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	225,313	$6.00	174,687
Equity compensation plans not approved by security holders	—	—	—

Total	225,313	$6.00	174,687

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.    Financial Statements

        The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

  •
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004.

  •
  Consolidated Statements of Operations for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002.

  •
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002.

  •
  Consolidated Statements of Cash Flows for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002.

  •
  Notes to Consolidated Financial Statements for the fiscal year ended January 1, 2005, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the fiscal year ended December 28, 2002.

(a)
2.    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts ("Schedule II"). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

(a)
3.    Exhibits

        The accompanying Exhibit Index beginning on page 87 hereof sets forth the Exhibits that are both filed and incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Amended Modified Joint Plan of Reorganization of Polymer Group, Inc. and its Affiliated Debtors dated November 25, 2002.(1)
2.2	Confirmation Order entered by the United States Bankruptcy Court for the District of South Carolina dated January 16, 2003.(2)
3.1	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated By-laws of the Company.(4)
4.1	Indenture, dated as of March 5, 2003, among the Polymer Group, Inc., the Guarantors named therein and Wilmington Trust Company, as trustee.(5)*
4.2
Supplemental Indenture, dated as of May 30, 2003, among Polymer Group, Inc., a Delaware corporation, the subsidiary guarantors named therein and Wilmington Trust Company, a Delaware banking corporation, as trustee.(6)*
4.3	Senior Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), among Polymer Group, Inc., the Guarantors named therein and MatlinPatterson Global Opportunities Partners L.P.(7)
4.4	Amendment No. 1 to the Note Purchase Agreement, dated as of May 30, 2003 to the Note Purchase Agreement.(8)*
4.5	Certificate of Designation, Powers, Preferences And Rights Of 16% Series A Convertible Pay-In-Kind Preferred Stock of Polymer Group, Inc.(9)
4.6	Amended and Restated Bylaws of the Polymer Group, Inc.(10)
4.7	Amendment No. 1 to Shareholders Agreement
10.1
Credit Agreement, dated as of April 27, 2004 among Polymer Group, Inc., as Borrower, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent, Documentation Agent, First Lien Collateral Agent, Second Lien Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner.(11)
10.2
Security Agreement by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc., as First Lien Collateral Agent and as Second Lien Collateral Agent, dated as of April 27, 2004.(12)
10.3
Pledge Agreement by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc., as first lien collateral agent and as second lien collateral agent, dated as of April 27, 2004.(13)
10.4
Guarantee Agreement dated as of April 27, 2004, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., and Citicorp North America, Inc., as First Lien Collateral Agent, Second Lien Collateral Agent and Administrative Agent. Third Amended, Restated and Consolidated Credit Agreement, dated March 5, 2003, by and among the Company, the Guarantors named therein, the lenders named therein and JPMorgan Chase Bank, as agent.(14)
10.5	Shareholders Agreement, dated March 5, 2003, among Polymer Group, Inc. and Matlin Patterson Global Opportunities Partners L.P.(15)

10.6	Letter Agreement, dated April 11, 2003, between Polymer Group, Inc. and MatlinPatterson Global Opportunities Partners L.P.(16)
10.7	Master Separation Agreement, among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(17)
10.8	Consulting Agreement executed on December 15, 2004 between Polymer Group, Inc. and William B. Hewitt (effective as of December 9, 2004).(18)
10.9	Amendment No. 2 to Credit Agreement(19)
21	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to Exhibit 2.1 the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2004.

(2)
Incorporated by reference to Exhibit 2.2 the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2004.

(3)
Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

(4)
Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003 (the "First Quarter 2003 10-Q").

(5)
Incorporated by reference to Exhibit 4.1 of the First Quarter 2003 10-Q.

(6)
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

(7)
Incorporated by reference to Exhibit 4.2 of the First Quarter 2003 10-Q.

(8)
Incorporated by reference to Exhibit 10 of the Schedule 13D.

(9)
Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on April 30, 2004 (the "April 30 8-K").

(10)
Incorporated by reference to Exhibit 4.2 of the December 14 Form S-8.

(11)
Incorporated by reference to Exhibit 99.1 of the April 30 8-K.

(12)
Incorporated by reference to Exhibit 99.2 to the April 30 8-K.

(13)
Incorporated by reference to Exhibit 99.3 of the April 30 8-K.

(14)
Incorporated by reference to Exhibit 99.4 to the April 30 8-K.

(15)
Incorporated by reference to Exhibit 10.3 of the First Quarter 10-Q.

(16)
Incorporated by reference to Exhibit 10.4 of the First Quarter 10-Q.

(17)
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed with the SEC on April 14, 1998.

(18)
Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on December 17, 2004.

(19)
Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on March 21, 2005.

*
All of the Senior Subordinated Notes have been retired and therefore there are no obligations remaining under the related documents. These documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601(b)(10) of Regulation S-K which requires the filing of every material agreement that was entered into not more than two years before the filing of this Annual Report on Form 10-K.

POLYMER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E
		ADDITIONS				DEDUCTIONS
Description	Balance at beginning of period	Charged To costs and expenses		Charged to other accounts (Describe)		(Describe)		Balance at end of period
Successor:
Fiscal Year ended January 1, 2005
Allowance for doubtful accounts	$13,570	(1,427	)(1)	869	(4)	2,082	(2)	$10,930
Valuation allowance for deferred tax assets	100,751	3,103		—		—		103,854
Plant realignment	4,564	1,867		39		5,909	(3)	561
Ten months ended January 3, 2004
Allowance for doubtful accounts	$13,394	1,670		408	(4)	1,902	(2)	$13,570
Valuation allowance for deferred tax assets	85,677	10,651		—		(4,423	)(4)(6)	100,751
Plant realignment	785	6,802		—		3,023	(3)	4,564
Predecessor:
Two months ended March 1, 2003
Allowance for doubtful accounts	12,945	507		120	(4)	178	(2)	13,394
Valuation allowance for deferred tax assets	160,614	5,699		—		80,636	(5)	85,677
Plant realignment	893	4		1,158	(5)	1,270	(3)	785
Fiscal Year ended December 28, 2002
Allowance for doubtful accounts	$11,998	2,769		40		1,862	(2)	$12,945
Valuation allowance for deferred tax assets	57,088	105,505		—		1,979	(4)	160,614
Plant realignment	6,242	1,054		—		6,403	(3)	893

(1)
Reserve adjustments of $2,577, net of current year provision of $1,150.

(2)
Uncollectible accounts written-off and price concessions.

(3)
Cash payments and adjustments.

(4)
Foreign currency translation adjustments.

(5)
Fresh start adjustment.

(6)
Basis study adjustment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: March 29, 2005	By:	/s/ JAMES L. SCHAEFFER James L. Schaeffer Chief Executive Officer
Date: March 29, 2005	By:	/s/ WILLIS C. MOORE III Willis C. Moore III Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2004.

Signature	Title

/s/ JAMES L. SCHAEFFER James L. Schaeffer	Chief Executive Officer and Director
/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
/s/ PEDRO ARIAS Pedro Arias	Director
/s/ RAMON BETOLAZA Ramon Betolaza	Director
/s/ LAP WAI CHAN Lap Wai Chan	Director
/s/ EUGENE LINDEN Eugene Linden	Director
/s/ JAMES OVENDEN James Ovenden	Director
/s/ MICHAEL WATZKY Michael Watzky	Director

QuickLinks

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES