Form 10-Q
period 2005-04-02
POLYMER GROUP INC
filed 2005-05-16
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4055 Faber Place Drive, Suite 201 North Charleston, South Carolina	29405
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

On May 13, 2005 there were 10,228,471 shares of Class A common stock, 162,754 shares of Class B common stock and 33,402 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common shares is $.01 per share.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

Safe Harbor-Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relative to matters such as, including without limitation, anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate” or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. There can be no assurances that these events will occur or that the Company’s results will be as estimated.

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•       uncertainty regarding the effect or outcome of the Company’s decision to explore strategic alternatives;

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

ITEM 1.                FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,618	$41,296
Accounts receivable, net	132,893	112,286
Inventories	112,466	106,349
Deferred income taxes	233	226
Other current assets	39,995	37,140
Total current assets	307,205	297,297
Property, plant and equipment, net	395,858	402,603
Intangibles and loan acquisition costs, net	47,340	48,819
Deferred income taxes	1,470	1,489
Other assets	5,083	3,145
Total assets	$756,956	$753,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,574	$6,981
Accounts payable	61,683	63,773
Accrued liabilities	38,983	33,365
Income taxes payable	6,992	2,427
Current portion of long-term debt	3,019	3,413
Total current liabilities	117,251	109,959
Long-term debt	402,806	403,560
Deferred income taxes	64,546	65,468
Other noncurrent liabilities	21,537	27,319
Total liabilities	606,140	606,306
Minority interests	15,557	14,912
16% Series A convertible pay-in-kind preferred shares—58,251 and 52,716 shares issued and outstanding at April 2, 2005 and January 1, 2005	60,639	58,286
Shareholders’ equity:
Class A common stock—10,214,399 and 10,130,477 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	101	101
Class B convertible common stock—176,826 and 193,390 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	2	2
Class C convertible common stock—33,402 and 54,194 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	1	1
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid in capital	77,635	77,219
Retained earnings (deficit)	(31,012)	(33,820)
Accumulated other comprehensive income	27,893	30,346
Total shareholders’ equity	74,620	73,849
Total liabilities and shareholders’ equity	$756,956	$753,353

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended April 2, 2005 and April 3, 2004
(In Thousands, Except Per Share Data)

	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004
Net sales	$244,361	$206,242
Cost of goods sold	200,444	168,266
Gross profit	43,917	37,976
Selling, general and administrative expenses	27,467	26,633
Plant realignment costs	4	584
Operating income	16,446	10,759
Other expense (income):
Interest expense, net	7,866	15,177
Minority interests	934	482
Foreign currency and other	(315)	1,385
	8,485	17,044
Income (loss) before income tax expense	7,961	(6,285)
Income tax expense	2,795	2,485
Net income (loss)	5,166	(8,770)
Accrued dividends on PIK preferred shares	2,358	—
Income (loss) applicable to common shareholders	$2,808	$(8,770)
Income (loss) per common share:
Basic	$0.27	$(1.00)
Diluted	$0.27	$(1.00)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended April 2, 2005

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, January 1, 2005, audited	$104	$77,219	$(33,820)	$30,346	$73,849
Net income	—	—	5,166	—	5,166	$5,166
Accrued dividends on PIK preferred shares	—	—	(2,358)	—	(2,358)	—
Currency translation adjustment	—	—	—	(4,123)	(4,123)	(4,123)
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	1,670	1,670	1,670
Compensation recognized on stock options and restricted stock grants	—	411	—	—	411	—
Conversion of PIK preferred shares to Class A common stock	—	5	—	—	5	—
Balance, April 2, 2005	$104	$77,635	$(31,012)	$27,893	$74,620	$2,713

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004
Operating activities:
Net income (loss)	$5,166	$(8,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,545	(1,729)
Depreciation and amortization	13,662	13,149
Noncash interest and compensation	411	1,104
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(22,592)	(7,193)
Inventories	(7,725)	(6,835)
Other current assets	(3,210)	(163)
Accounts payable and accrued liabilities	1,950	2,737
Other, net	2,771	656
Net cash provided by (used in) operating activities	(8,022)	(7,044)
Investing activities:
Purchases of property, plant and equipment	(10,095)	(4,504)
Proceeds from sale of assets	354	783
Net cash provided by (used in) investing activities	(9,741)	(3,721)
Financing activities:
Proceeds from issuance of debt	744	18,500
Repayment of debt	(2,299)	(13,803)
Loan acquisition costs and other	(15)	—
Net cash provided by (used in) financing activities	(1,570)	4,697
Effect of exchange rate changes on cash	(345)	(102)
Net increase (decrease) in cash and cash equivalents	(19,678)	(6,170)
Cash and cash equivalents at beginning of period	41,296	21,336
Cash and cash equivalents at end of period	$21,618	$15,166

See Accompanying Notes.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements

Note 1.   Principles of Consolidation and Financial Statement Information

Principles of Consolidation

Polymer Group, Inc. (the “Company”) is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company’s main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes and industrial and specialty markets.

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

The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended January 1, 2005. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of January 1, 2005 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $27.9 million at April 2, 2005 consisted of $25.4 million of currency translation gains, $2.0 million of cash flow hedge gains and $0.5 million in minimum pension liability gains, all net of tax. Accumulated other comprehensive income of $30.3 million at January 1, 2005 consisted of $29.5 million of currency translation gains, $0.3 million of cash flow hedge gains and $0.5 million in minimum pension liability gains, all net of tax.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 9 to the Consolidated Financial Statements, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment,” is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to initially measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to remeasure the fair of that award subsequently at each reporting date. Changes in the fair value during the requisite service period will be recognized as compensation cost over the period. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Note 2.   Concentration of Credit Risks and Accounts Receivable Securitization Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 12% of the Company’s sales in the first quarter of both 2005 and 2004. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The allowance for doubtful accounts was approximately $10.4 million and $10.9 million at April 2, 2005 and January 1, 2005, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During the first quarter of 2005, approximately $31.4 million of receivables had been sold under the terms of the factoring agreement. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was $5.6 million and $7.4 million at April 2, 2005 and January 1, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for the first quarter of 2005 were $0.2 million and are included in Other expense, net in the Consolidated Statement of Operations.

Note 3.   Business Restructuring

The Company continued its restructuring initiatives in 2004 by curtailing production of certain of its European assets and eliminating several production lines in the Canadian operations of its Oriented Polymers Division. The European and Canadian restructuring efforts in 2004 included the reduction of approximately 160 positions.

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. A summary of the business restructuring activity during the first three months of fiscal 2005 is presented in the following table (in thousands):

Balance accrued at beginning of year	$561
2005 plant realignment costs	4
Cash payments	(322)
Adjustments	(3)
Balance accrued at end of period	$240

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	April 2, 2005	January 1, 2005
	(Unaudited)
Finished goods	$50,639	$48,891
Work in process	19,001	15,612
Raw materials	42,826	41,846
	$112,466	$106,349

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	April 2,	January 1,
	2005	2005
	(Unaudited)
Cost:
Proprietary technology	$26,604	$26,604
Goodwill	15,632	15,632
Loan acquisition costs and other	18,842	18,759
	61,078	60,995
Less accumulated amortization	(13,738)	(12,176)
	$47,340	$48,819

Components of amortization expense are shown in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 2,	April 3,
	2005	2004
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,058	$1,453
Loan acquisition costs included in interest expense, net	504	472
Total amortization expense	$1,562	$1,925

Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $19.3 million and $20.4 million as of April 2, 2005 and January 1, 2005, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	April 2,	January 1,
	2005	2005
	(Unaudited)
Senior Secured Bank Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 6.34% as of April 2, 2005; due in quarterly payments of $750.0 thousand, with the balance due April 27, 2010	$280,750	$281,500
Second Lien Term Loan—interest at 9.34% as of April 2, 2005; due April 27, 2011	125,000	125,000
Other	75	473
	405,825	406,973
Less: Current maturities	(3,019)	(3,413)
	$402,806	$403,560

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

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by: (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries; (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company; and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Bank Facility. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 2, 2005, the Company was in compliance with all such covenants and expects to remain in compliance through fiscal 2005. The loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Since the amounts of excess cash flows for future periods is not determinable, only the mandatory payments of $750.0 thousand per quarter have been classified as a current liability.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company’s total leverage ratio. The Company had no outstanding borrowings under the revolving credit facility at either April 2, 2005 or January 1, 2005. The revolving portion of the credit facility matures on April 27, 2009.

In accordance with the terms of the Bank Facility, the Company entered a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 to the Consolidated Financial Statements.

Subject to certain terms and conditions, a maximum of $20.0 million of the Bank Facility may be used for revolving letters of credit. As of April 2, 2005, the Company had $13.5 million of standby and documentary letters of credit outstanding under this facility. Approximately $7.1 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at April 2, 2005.

Restructured Credit Facility

Until it was refinanced on April 27, 2004, the Company’s Restructured Credit Facility consisted of secured revolving credit borrowings with aggregate commitments of up to $50.0 million and aggregate term loans and term letters of credit of $435.3 million. All borrowings under the Restructured Credit Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and certain non-domestic subsidiaries of the Company. The Restructured Credit Facility contained covenants and events of default customary for financings of this type, including leverage, senior leverage, interest coverage and adjusted interest coverage. The interest rate applicable to borrowings under the Restructured Credit Facility was based on a specified base rate or a specified Eurodollar base rate, at the Company’s option, plus a specified margin. The effective rate on the term loans was 12.00%, which was the cap on the sum of the interest payable in respect of term loans or term letters of credit plus the senior leverage ratio fee. The Company’s average borrowings under the revolving credit agreement, which had an effective interest rate of 6.75%, were $5.5 million for the period from January 4, 2004 to April 3, 2004.

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese rmb) with a financial institution in China which is scheduled to mature in June 2005. The amount of outstanding indebtedness under the facility was $5.8 million (at an annual average rate of approximately 4.49%) at April 2, 2005 and January 1, 2005. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $7.1 million. In addition, Nanhai had outstanding bankers’ acceptances totaling $0.7 million and $1.2 million at April 2, 2005 and January 1, 2005, respectively. These notes, which are denominated in Chinese rmb, mature within

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

three months and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

At January 1, 2005, the Company’s Argentina-based majority owned subsidiary had a credit facility denominated in U.S. dollars totaling approximately $0.4 million (all with current maturities). These borrowings were fully repaid in the first quarter of 2005.

Note 8.   Income Taxes

The Company recognized income tax expense of $2.8 million for the three months ended April 2, 2005 on consolidated income before income taxes of $8.0 million. This income tax expense approximates the U.S. federal statutory rate. However, the net income tax is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

During the three months ended April 3, 2004, the Company recognized an income tax expense of $2.5 million on a consolidated pre-tax loss of $6.3 million. The income tax expense was primarily due to foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for losses incurred in the U.S. and certain foreign jurisdictions.

Income tax refunds receivable were $13.9 million and $15.4 million at April 2, 2005 and January 1, 2005, respectively and are largely comprised of amounts due from European tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three months ended April 2, 2005 and April 3, 2004 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Current service costs	$656	$590	$45	$101
Interest costs on projected benefit obligation and other	1,408	1,253	122	215
Return on plan assets	(1,542)	(1,334)	—	—
Amortization of transition obligation and other	6	(3)	(28)	—
Periodic benefit cost, net	$528	$506	$139	$316

As of April 2, 2005, the Company contributed $3.6 million to its pension plans for the 2005 benefit year. The Company presently anticipates contributing an additional $2.4 million to fund its pension plans in 2005 for a total of $6.0 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

sponsors of retiree health care benefit plans. As permitted under FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until the authoritative guidance on the accounting for the federal subsidy under the Act is issued. Given that the Company curtailed most of its U.S. postretirement benefit plans in 2004, it will likely not be eligible to receive the federal subsidy under the Act. Accordingly, any measures of the periodic benefit cost, benefit obligation and related disclosures for the U.S. and other postretirement benefit plans do not reflect the effect of the Act.

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plan

On December 11, 2003, the Company awarded the initial non-qualified stock options available under the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The options have a ten-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period beginning January 4, 2004. As of April 2, 2005, 400,000 shares of the Company’s Class A common stock were reserved for issuance under the 2003 Plan, of which 174,687 stock options are available for future grants.

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

The compensation cost related to the 2003 Plan for the three months ended April 2, 2005 and April 3, 2004 were $0.4 million and $0.1 million, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Had the compensation expense methodology defined in SFAS No. 123R, “Accounting for Stock-Based Compensation” (SFAS No. 123R”) been applied, the Company’s net earnings and earnings per common share would have been approximately equivalent under both methodologies.

Restricted Stock Plan

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for issuance of restricted shares to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first quarter of 2005 and Fiscal 2004, the Company awarded 492 and 18,720 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with the restricted stock grants totaled $10,000 for the first quarter of fiscal 2005 and 2004 and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of April 2, 2005, 155,788 shares of the Company’s Class A common stock are available for future grants.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 11.   16% Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing in April 2004 of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Shares (the “PIK Preferred Shares”). Also, during 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares.

The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, and are payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company (“mandatory redemption price”), at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then current market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at a conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares, which redemption price may be paid by the Company, at the option of the Company; (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then current market price of a share of Class A Common Stock.

In January 2005, the Company declared a dividend of approximately $5.6 million, issuable in the form of approximately 5,540 additional PIK Preferred Shares to holders of record as of December 15, 2004. For the quarter ended April 2, 2005, the Company accrued dividends of approximately $2.4 million. The Company expects to settle this liability in the form of additional PIK Preferred Shares and, accordingly, has classified the accrued dividends as a component of the Company’s PIK Preferred Shares.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

The Company uses interest-rate derivative instruments to manage its exposure on its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of April 2, 2005, the notional amount of these contracts, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss). The fair value of the interest rate swap of $3.1 million as of April 2, 2005 and $0.3 million as of January 1, 2005 was based on current settlement values and was included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of these swaps on Interest expense, net for the three months ended April 2, 2005 was an increase of $0.4 million. The Company did not have any interest rate swap agreements during the first quarter of 2004.

Note 13.   Earnings Per Share and Shareholders’ Equity

The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended April 2, 2005 (in thousands, except per share data):

	Earnings Available to Common Shareholders (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$2,808	10,419	$0.27
Adjustments:
PIK preferred shares, including accrued dividend	2,358	8,150
Potential shares exercisable under stock option and restricted stock grant plans		225
Less: shares which could be repurchased under treasury stock method		(56)
Diluted	$5,166	18,738	$0.27

No calculations have been presented for the three months ended April 3, 2004 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three months ended April 3, 2004 were 8,786,997.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of April 2, 2005, the Company’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
PIK Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C common stock has special rights to annual dividends and all shares of Class B, C, D and E common stock may be converted into an equal number of shares of Class A common stock. See Note 11 to the Consolidated Financial Statements, for additional information related to the Company’s PIK Preferred Shares.

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of common stock of the old Polymer Group Inc.’s Class 4 General Unsecured Claims per the the old Polymer Group Inc.’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all periods presented, the pro forma earnings (losses) available per common share would be $(0.87) (basic and diluted) for the three months ended April 3, 2004.

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three months ended April 2, 2005 and the three months ended April 3, 2004 relating to plant realignment costs which have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales
Nonwovens	$194,536	$163,713
Oriented Polymers	49,825	42,529
Eliminations	—	—
	$244,361	$206,242
Operating income
Nonwovens	$16,723	$11,935
Oriented Polymers	5,263	3,538
Unallocated Corporate	(5,601)	(4,476)
Eliminations	65	346
	16,450	11,343
Plant realignment costs	(4)	(584)
	$16,446	$10,759
Depreciation and amortization expense included in operating income
Nonwovens	$11,098	$10,573
Oriented Polymers	2,101	2,074
Unallocated Corporate	23	377
Eliminations	(64)	(347)
	$13,158	$12,677
Capital spending
Nonwovens	$9,998	$4,354
Oriented Polymers	97	150
Corporate	—	—
	$10,095	$4,504

	April 2, 2005	January 1, 2005
Division assets
Nonwovens	$700,960	$716,532
Oriented Polymers	155,348	148,188
Corporate	18,744	16,191
Eliminations	(118,096)	(127,558)
	$756,956	$753,353

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region from which the sale is made is presented in the following table (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales:
United States	$113,422	$92,144
Canada	30,968	28,592
Europe	50,684	50,384
Asia	11,010	6,818
Latin America	38,277	28,304
	$244,361	$206,242
Operating income (loss):
United States	$699	$(777)
Canada	3,131	1,925
Europe	4,269	4,445
Asia	865	544
Latin America	7,486	5,206
	16,450	11,343
Plant realignment costs	(4)	(584)
	$16,446	$10,759
Depreciation and amortization expense included in operating income:
United States	$6,062	$5,824
Canada	1,558	1,503
Europe	2,500	2,343
Asia	997	994
Latin America	2,041	2,013
	$13,158	$12,677

	April 2, 2005	January 1, 2005
Region assets:
United States	$218,223	$165,264
Canada	97,268	99,382
Europe	249,844	294,811
Asia	35,115	35,996
Latin America	156,506	157,900
	$756,956	$753,353

Note 15.   Foreign Currency and Other

Components of foreign currency and other are shown in the table below (in thousands):

	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004
Foreign currency loss (gain)	$(422)	$1,276
Other, net	107	109
	$(315)	$1,385

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 16.   Legal Proceedings and Commitments

On August 18, 2003, The Intertech Group, Inc. (“TIG”), an affiliate of Jerry Zucker, the former Chief Executive Officer of the Company, filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and TIG, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. The damages sought in the complaint totaled $7.7 million, plus attorney’s fees. See Note 18 to the Consolidated Financial Statements for details related to the settlement of this legal proceeding.

As part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed capital projects, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in the facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of April 2, 2005 totaled approximately $99.3 million and are expected to be expended over the remainder of Fiscal 2005 and Fiscal 2006.

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first three months of 2005 included: (i) the conversion of 5 shares of the Company’s PIK Preferred Shares into approximately 686 shares of the Company’s Class A Common Stock; (ii) the payment-in-kind in lieu of cash payment of $5.6 million of previously accrued dividends declared on the Company’s PIK Preferred Shares through December 31, 2004; and (iii) the accrual of $2.4 million of dividends on the PIK Preferred Shares.

Noncash transactions in the first three months of 2004 included: (i) the payment-in-kind in lieu of cash payment of $1.0 million of interest expense on the Junior Notes, and (ii) the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,382 shares of the Company’s Class A Common Stock.

Note 18.   Subsequent Events

On April 29, 2005, the Company entered into a Settlement Agreement, Receipt and Release (the “Settlement Agreement”) with Jerry Zucker, TIG and ZS Associates LLC (an affiliate of Mr. Zucker). Pursuant to the Settlement Agreement, the Company paid TIG $3.1 million as full and final settlement. In addition, the Settlement Agreement contains mutual general releases of any and all claims by and among the parties thereto, and a requirement that the Company and TIG file a joint stipulation dismissing, with prejudice, TIG’s lawsuit against the Company, which has been appropriately filed on May 2, 2005. The settlement was approximately equal to amounts previously accrued and included in the Consolidated Balance Sheets at April 2, 2005 and January 1, 2005.

On May 3, 2005, the Company announced that it retained JP Morgan Securities Inc. as its financial advisor to assist the Company in evaluating various strategic alternatives in order to maximize shareholder value, which could include, among other things, the sale or recapitalization of the Company. The Company expects to complete its review of strategic alternatives in the near future. However, there can be no assurance that this process will result in any transaction or transactions taking place or being completed.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the period ended January 1, 2005.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain statement of operations items.

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of goods sold
Materials	50.8	46.6
Labor	8.6	10.0
Overhead	22.6	25.0
	82.0	81.6
Gross profit	18.0	18.4
Selling, general and administrative expenses	11.3	12.9
Plant realignment costs	0.0	0.3
Operating income	6.7	5.2
Other expense (income):
Interest expense, net	3.2	7.3
Minority interests	0.4	0.2
Foreign currency and other	(0.1)	0.7
	3.5	8.2
Income (loss) before income tax expense	3.2	(3.0)
Income tax expense	1.1	1.2
Net income (loss)	2.1	(4.2)
Accrued dividends on PIK preferred shares	1.0	—
Income (loss) available for common shareholders	1.1%	(4.2)%

Comparison of Three Months Ended April 2, 2005 and April 3, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended April 2, 2005, the three months ended April 3, 2004 and the corresponding change (in millions):

	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004	Change
Net sales
Nonwovens	$194.5	$163.7	$30.8
Oriented Polymers	50.0	42.6	7.4
Eliminations	(0.1)	(0.1)	—
	$244.4	$206.2	$38.2
Operating income
Nonwovens	$16.7	$11.9	$4.8
Oriented Polymers	5.3	3.6	1.7
Unallocated Corporate, net of eliminations	(5.5)	(4.1)	(1.4)
	16.5	11.4	5.1
Plant realignment costs	—	(0.6)	0.6
	$16.5	$10.8	$5.7

The amounts for plant realignment costs have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before unusual or special items.

Net Sales

Consolidated net sales were $244.4 million in 2005, an increase of $38.2 million or 18.5% over 2004 consolidated net sales of $206.2 million. Net sales for 2005 in the Nonwovens and Oriented Polymers segments improved over comparable 2004 fiscal year results by 18.8% and 17.4%, respectively. A reconciliation of the change in net sales between the three months ended April 3, 2004 and the three months ended April 2, 2005 is presented in the following table (in millions):

Net sales—three months ended April 3, 2004	$206.2
Change in sales due to:
Price/mix	20.2
Volume	14.1
Foreign currency	3.9
Net sales—three months ended April 2, 2005	$244.4

The increase in net sales during the first quarter of 2005 was due primarily to price/mix improvements and volume gains. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs rose during the current quarter and prior year, the Company followed the consistent policy of attempting to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. Volume gains, notably in the United

States, Latin American and Asian markets, contributed approximately $14.1 million to the increase in net sales over the same period of the prior year.

A significant component of the $14.1 million increase in sales in the first quarter of 2005 due to volume growth was generated in the Latin American region. Although the San Luis Potosi, Mexico capacity expansion was completed in late 2003, it didn’t reach full productive capacity until the second quarter of 2004. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene sales. In the Company’s U.S. nonwovens business, the hygiene, consumer and industrial markets contributed to the double-digit increases from 2004 as new products were introduced into the markets and new customer relationships generated substantial sales increases. Nonwoven sales volumes decreased slightly in Europe. Oriented Polymers’ increase in sales was due to a combination of price/mix improvement and increased volume driven by the agricultural and construction end-use markets.

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during the first quarter of 2005 compared to 2004 resulting in an increase in net sales of $3.9 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 to this Quarterly Report on Form 10-Q.

Operating Income

A reconciliation of the change in operating income between the three months ended April 3, 2004 and the three months ended April 2, 2005 is presented in the following table (in millions):

Operating income—three months ended April 3, 2004	$10.8
Change in operating income due to:
Price/mix	20.2
Higher raw material costs	(20.4)
Volume	4.3
Lower manufacturing costs	1.4
Lower plant realignment costs, net	0.6
Foreign currency	0.3
Higher depreciation and amortization expense	(0.5)
All other, primarily higher SG&A costs	(0.2)
Operating income—three months ended April 2, 2005	$16.5

Consolidated operating income was $16.5 million in 2005 as compared to $10.8 million in 2004. The financial effect of price/mix improvements and higher raw material costs essentially offset each other, reflecting the benefits of the Company’s new product introductions and ongoing efforts to pass through any cost increases in raw materials. The net improvement in operating income was positively impacted by the volume gains noted in the net sales discussion above. Other items contributing to the improvement of operating income were lower manufacturing costs of $1.4 million and lower plant realignment costs, net of $0.6 million. Offsetting these favorable impacts were higher depreciation and amortization charges and higher selling, general and administrative expenses. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America.

Interest Expense and Other

Net interest expense decreased $7.3 million, from $15.2 million during the three months ended April 3, 2004 to $7.9 million during the three months ended April 2, 2005. The 2004 amount includes $1.0 million of payment-in-kind in lieu of cash interest on the Junior Notes. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s previous

Restructured Credit Facility with the new Bank Facility, effective April 27, 2004, and the elimination of interest expense on the Junior Notes due to their conversion to PIK Preferred Shares and Class A Common Stock. On April 27, 2004, in conjunction with the refinancing, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares, which also contributed to lower interest costs during the period. Also subsequent to the refinancing, the remaining $10.1 million of Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock.

Foreign currency and other expense improved by $1.7 million, from an expense of $1.4 million in the first quarter of fiscal 2004 to income of $0.3 million in the first quarter of fiscal 2005.

Income Tax Expense

The Company recognized income tax expense of $2.8 million for the three months ended April 2, 2005 on consolidated income before income taxes of $8.0 million for such period. The tax expense approximates the U.S. federal statutory tax rate. However, the net income tax is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $2.5 million for the three months ended April 3, 2004 on a consolidated pre-tax loss of $6.3 million for such period. The tax expense was primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the United States and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $5.2 million during the three months ended April 2, 2005 compared to a net loss of $8.8 million during the three months ended April 3, 2004.

Accrued Dividends on PIK Preferred Shares

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. As a result of the PIK Preferred Shares being initially issued in April 2004, no such dividends were recorded in the first quarter of 2004.

Income (Loss) Applicable to Common Shareholders

As a result of the above, the Company recognized income applicable to common shareholders of $2.8 million, or $0.27 per share, for the three months ended April 2, 2005 compared to a loss applicable to common shareholders of $8.8 million, or ($1.00) per share, for the three months ended April 3, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Bank Facility, consisting of a revolving credit facility with aggregate commitments of up to $50.0 million and senior secured first lien term loan of $300.0 million and a senior secured second lien term loan of $125.0 million. The revolving portion of the Bank Facility terminates on April 27, 2009, the first lien term loan is due April 27, 2010 and the second lien term loan is due April 27, 2011. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 2, 2005, the Company was in compliance with all such covenants. As of April 2, 2005, the Company had no outstanding borrowings under the revolving credit agreement.

	April 2, 2005	January 1, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$21.6	$41.3
Working capital	190.0	187.3
Working capital, excluding cash and debt components	177.9	156.4
Total assets	757.0	753.4
Total debt	412.4	414.0
PIK Preferred Shares, expected to be settled with shares of common stock	60.6	58.3
Total shareholders’ equity	74.6	73.8

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In Millions)
Cash flow data:
Net cash used in operating activities	$(8.0)	$(7.0)
Net cash used in investing activities	(9.7)	(3.7)
Net cash provided by (used in) financing activities	(1.6)	4.7

Operating Activities

Net cash used in operating activities was $8.0 million during 2005, a $1.0 million change from the $7.0 million used in operating activities during 2004. Despite the improvement in operating performance during the first quarter of 2005, the increase in cash used in operations was attributed primarily to investments in accounts receivable and inventories, largely resulting from increased quarter over quarter net sales and higher raw material costs.

The Company had working capital of $190.0 million at April 2, 2005 compared to $187.3 million at January 1, 2005. Excluding the cash and debt components, working capital was $177.9 million at April 2, 2005 compared to $156.4 million at January 1, 2005. Accounts receivable at April 2, 2005 was $132.9 million as compared to $112.3 million on January 1, 2005, an increase of $20.6 million. Accounts receivable represented approximately 50 days of sales outstanding at April 2, 2005, compared to 46 days of sales outstanding at January 1, 2005. The increase was partially attributable to the growth in net sales in foreign locations, which often have extended payment terms as compared to domestic terms of sale. Inventories at April 2, 2005 were $112.5 million, an increase of $6.1 million from inventories at January 1, 2005 of $106.4 million. The Company had inventory representing approximately 51 days of cost of sales on hand at April 2, 2005 versus 54 days of cost of sales on hand at January 1, 2005. Accounts payable at April 2, 2005 was $61.7 million as compared to $63.8 million at January 1, 2005, a decrease of $2.1 million. Accounts payable represented approximately 28 days of cost of sales outstanding at April 2, 2005 as compared to 32 days of cost of sales outstanding at January 1, 2005.

Investing and Financing Activities

Cash used in investing activities amounted to $9.7 million and $3.7 million for the first three months of 2005 and 2004, respectively. Capital expenditures during the three months ended April 2, 2005 totaled $10.1 million, an increase of $5.6 million from capital spending of $4.5 million in the three months ended April 3, 2004. A significant portion of the capital expenditures in 2005 related to the installation of a state-of-the-art nonwovens production line at the Cali, Colombia manufacturing site, which is expected to become operational during the fourth quarter of fiscal 2005. Investing activities during the first three months of 2005 and 2004 included proceeds from the sale of assets of $0.4 million and $0.8 million, respectively.

Cash used in financing activities amounted to $1.6 million for the first three months of 2005, as compared to $4.7 million being provided by financing activities for the first three months of 2004. In the first quarter of 2005, the Company repaid, on a net basis, $1.6 million of its debt, whereas the Company borrowed additional debt, on a net basis, of $4.7 million during the first three months of 2004.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Bank Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Bank Facility. The Company does not anticipate paying dividends on its common stock in future periods.

In January 2005, the Company’s Board of Directors declared a dividend on the PIK Preferred Shares of approximately $5.6 million, payable in the form of additional PIK Preferred Shares. The Company has accrued an additional $2.4 million of dividends on the PIK Preferred Shares through April 2, 2005, which are ultimately expected to be paid in the form of additional PIK Preferred Shares.

Liquidity Summary

As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q, on April 27, 2004, the Company refinanced its existing bank credit facility and entered a new Bank Facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Restructured Credit Facility and pay related fees and expenses. The senior secured first lien term loan requires quarterly payments of $750.0 thousand and accrues interest at LIBOR plus 325 basis points. The senior secured second lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points. The Bank Facility provides the Company with increased flexibility in terms of cash availability, less stringent requirements for covenant compliance, extended maturity dates and substantially reduced net cash interest costs as compared to the prior bank credit facility.

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

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior

Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Additionally, in the third quarter of 2004, $10.1 million of aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company; (i) through the issuance of additional PIK Preferred Shares; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus $1,000 per share for all unpaid dividends thereon whether or not declared, which amount will be payable by the Company (“mandatory redemption price”) at the option of the Company; (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

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

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount available for the purchase of domestic receivables at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of receivables under the ongoing factoring agreement accelerates the collection of the Company’s cash, reduces credit exposure and lowers the Company’s borrowing costs.

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q, the Company has committed to several major capital projects to expand its worldwide capacity, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in the facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of April 2, 2005 totaled approximately $99.3 million and are expected to be expended over the remainder of Fiscal 2005 and Fiscal 2006. The financial flexibility needed for these and other capital projects was provided in an amendment, dated March 16, 2005, to the Bank Facility.

On May 3, 2005, the Company announced that it retained JP Morgan Securities Inc. as its financial advisor to assist the Company in evaluating various strategic alternatives in order to maximize shareholder value, which could include, among other things, the sale or recapitalization of the Company. The Company expects to complete its review of strategic alternatives in the near future. However, there can be no assurance that this process will result in any transaction or transactions taking place or being completed.

Based on the ability to generate positive cash flows from its operations and the financial flexibility provided by the Bank Facility, as amended, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first quarter of both 2005 and 2004. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk’’ included in Item 3 of this Quarterly Report on Form 10-Q.

New Accounting Standards

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 9 to the consolidated financial statements, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment,” is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to initially measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to remeasure the fair value of that award subsequently at each reporting date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to fresh start accounting, revenue recognition, sales returns and allowances and credit risks, inventories, income taxes, and impairment of long-lived assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Operations and Financial Condition,” as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Fresh Start Accounting:   In connection with the Company’s Chapter 11 reorganization, the Company has applied Fresh Start Accounting to its Consolidated Balance Sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA. Under Fresh Start Accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Accounting is applied. On March 5, 2003, the Company emerged from bankruptcy. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004 the Company sold, on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. At April 2, 2005, a reserve of $10.4 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances.

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

Environmental

The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate any material adverse effect on its operations, financial or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company’s business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

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

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first three months of 2004 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased from 46.6% in the first three months of 2004 to 50.8% for the comparable period of 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective, as of April 2, 2005.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended January 1, 2005 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. See Note 18 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report of Form 10-Q for additional details.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, 5 shares of the Company’s PIK Preferred Shares, 16,564 shares of the Company’s Class B Common Stock, and 20,792 shares of the Company’s Class C Common Stock, were converted into a total of 38,042 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on sections 3(a)(7) and (3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
4.1	Amended and Restated By-Laws of the Polymer Group, Inc.
10.1

Settlement Agreement, Receipt and Release, dated as of April 29, 2005 by and among Polymer Group, Inc., Jerry Zucker, The Intertech Group, Inc., ZS Associates LLC and MatlinPatterson Global Advisors LLC (on behalf of itself and various affiliated entities named in the Settlement Agreement).

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

POLYMER GROUP, INC.

Date: May 16, 2005	By:	/s/ JAMES L. SCHAEFFER
James L. Schaeffer Chief Executive Officer

Date: May 16, 2005	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III Chief Financial Officer (Principal Financial and Accounting Officer)