Form 10-Q/A
period 2005-04-02
POLYMER GROUP INC
filed 2005-08-22
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

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

POLYMER GROUP, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2005, is being filed to reflect a restatement of its Consolidated Financial Statements as of, and for the three months ended, April 2, 2005, as discussed in Note 1 to the Consolidated Financial Statements, included in Item 1 to this Form 10-Q/A.

On August 8, 2005, the Audit Committee of the Board of Directors of the Company, in consultation with management of the Company and the Company’s independent registered public accounting firm, concluded that this Form 10-Q/A should be filed to correct the accounting for dividends paid-in-kind on the Company’s 16% Series A Convertible Pay-in-kind Preferred Stock (the “PIK Preferred Shares”). Accordingly, the Company is herein restating its unaudited quarterly financial statements for the three months ended April 2, 2005. The effect of this correction reflects dividends paid-in-kind on the PIK Preferred Shares at their estimated fair value at the date of the dividend declaration by the Company’s Board of Directors, in excess of dividends previously accrued at the stated rate of 16.0%, resulting in the recording of an additional $8.5 million non-cash dividend, which reduced the amount of income applicable to common shareholders and retained earnings by such amount, with a corresponding increase to additional paid-in capital. The Company believes that this revised presentation is consistent with accounting principles generally accepted in the United States. This restatement does not affect previously reported net income, cash flows or total shareholders’ equity as of, and for the three months ended April 2, 2005, nor will it have any impact on future results of operations.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been, or will be, addressed in reports filed with the SEC subsequent to the date of the original filing. In accordance with the rules of the SEC, the affected items of the original Form 10-Q, Items 1, 2 and 4 of Part I are being amended and restated in their entirety. Except as described above, no other amendments are being made to the original Quarterly Report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the original filing, or substantively modify or update the disclosure contained in the original Form 10-Q in any way other than as required to reflect the amendments described above. In addition, pursuant to the rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A

Readers should consider the following information as they review this Form 10-Q/A:

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

ITEM 1.                FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

	Restated
	April 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,618	$41,296
Accounts receivable, net	132,893	112,286
Inventories	112,466	106,349
Deferred income taxes	233	226
Other current assets	39,995	37,140
Total current assets	307,205	297,297
Property, plant and equipment, net	395,858	402,603
Intangibles and loan acquisition costs, net	47,340	48,819
Deferred income taxes	1,470	1,489
Other assets	5,083	3,145
Total assets	$756,956	$753,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,574	$6,981
Accounts payable	61,683	63,773
Accrued liabilities	38,983	33,365
Income taxes payable	6,992	2,427
Current portion of long-term debt	3,019	3,413
Total current liabilities	117,251	109,959
Long-term debt	402,806	403,560
Deferred income taxes	64,546	65,468
Other noncurrent liabilities	21,537	27,319
Total liabilities	606,140	606,306
Minority interests	15,557	14,912
16% Series A convertible pay-in-kind preferred shares—58,251 and 52,716 shares issued and outstanding at April 2, 2005 and January 1, 2005	60,639	58,286
Shareholders’ equity:
Class A common stock—10,214,399 and 10,130,477 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	101	101
Class B convertible common stock—176,826 and 193,390 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	2	2
Class C convertible common stock—33,402 and 54,194 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	1	1
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	86,128	77,219
Retained earnings (deficit)	(39,505)	(33,820)
Accumulated other comprehensive income	27,893	30,346
Total shareholders’ equity	74,620	73,849
Total liabilities and shareholders’ equity	$756,956	$753,353

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended April 2, 2005 and April 3, 2004
(In Thousands, Except Per Share Data)

	Restated
	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004
Net sales	$244,361	$206,242
Cost of goods sold	200,444	168,266
Gross profit	43,917	37,976
Selling, general and administrative expenses	27,467	26,633
Plant realignment costs	4	584
Operating income	16,446	10,759
Other expense (income):
Interest expense, net	7,866	15,177
Minority interests	934	482
Foreign currency and other	(315)	1,385
Income (loss) before income tax expense	7,961	(6,285)
Income tax expense	2,795	2,485
Net income (loss)	5,166	(8,770)
Accrued and paid-in-kind dividends on PIK preferred shares	10,851	—
Loss applicable to common shareholders	$(5,685)	$(8,770)
Loss per common share:
Basic	$(0.55)	$(1.00)
Diluted	$(0.55)	$(1.00)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended April 2, 2005

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, January 1, 2005, audited	$104	$77,219	$(33,820)	$30,346	$73,849
Net income	—	—	5,166	—	5,166	$5,166
Accrued and paid-in-kind dividends on PIK preferred shares	—	8,493	(10,851)	—	(2,358)	—
Currency translation adjustment	—	—	—	(4,123)	(4,123)	(4,123)
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	1,670	1,670	1,670
Compensation recognized on stock options and restricted stock grants	—	411	—	—	411	—
Conversion of PIK preferred shares to Class A common stock	—	5	—	—	5	—
Balance, April 2, 2005, as restated	$104	$86,128	$(39,505)	$27,893	$74,620	$2,713

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Three Months Ended April 2, 2005	Three Months Ended April 3, 2004
Operating activities:
Net income (loss)	$5,166	$(8,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,545	(1,729)
Depreciation and amortization	13,663	13,155
Noncash interest and compensation	411	1,104
Changes in operating assets and liabilities:
Accounts receivable, net	(22,592)	(7,193)
Inventories	(7,725)	(6,835)
Other current assets	(3,210)	(163)
Accounts payable and accrued liabilities	1,950	2,737
Other, net	2,770	650
Net cash provided by (used in) operating activities	(8,022)	(7,044)
Investing activities:
Purchases of property, plant and equipment	(10,095)	(4,504)
Proceeds from sale of assets	354	783
Net cash provided by (used in) investing activities	(9,741)	(3,721)
Financing activities:
Proceeds from issuance of debt	744	18,500
Repayment of debt	(2,299)	(13,803)
Loan acquisition costs and other	(15)	—
Net cash provided by (used in) financing activities	(1,570)	4,697
Effect of exchange rate changes on cash	(345)	(102)
Net increase (decrease) in cash and cash equivalents	(19,678)	(6,170)
Cash and cash equivalents at beginning of period	41,296	21,336
Cash and cash equivalents at end of period	$21,618	$15,166

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

Restatement of Results for the Three Months Ended April 2, 2005

On January 14, 2005, pursuant to the terms of the Company’s PIK Preferred Shares, PGI’s Board of Directors declared a dividend payable in the form of 5,540 PIK Preferred Shares. The dividends were paid on January 21, 2005 to holders of record as of May 15, 2004 and December 15, 2004, for accrued and unpaid dividends from the dates of issuance of the PIK Preferred Shares through December 31, 2004. The stated amount of the dividend at 16% annually was accrued by the Company during 2004.

The Audit Committee of the Board of Directors, in consultation with management of the Company and the Company’s independent registered public accounting firm, has recently concluded that its Consolidated Statement of Operations for the three months ended April 2, 2005 should be restated to reflect the dividend paid-in-kind through the issuance of 5,540 PIK Preferred Shares at the estimated fair value of the shares issued rather than the stated amount of the dividend. The estimated fair value of the shares issued exceeded the stated amount that was previously accrued.

The PIK Preferred Shares allow holders to convert those shares into the Company’s Class A Common Stock at an initial conversion rate of 137.14286 Class A Common Shares per PIK Preferred Share which approximates an initial conversion price of $7.29 per share. As the 5,540 PIK Preferred Shares were convertible into Class A Common Stock with an estimated value of $14.1 million (based on the closing stock price of $18.50 per share on the date the dividends were declared), the results for the first quarter are herein restated to reflect an additional dividend charge equal to the difference between the $14.1 million estimated fair value and the $5.6 million of dividends previously accrued and charged to retained earnings. The effect of the restatement on the Consolidated Statement of Operations increases the charge for dividends on PIK Preferred Shares and reduces income applicable to common shareholders by approximately $8.5 million. As a result of the issuance of such additional

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

PIK Preferred Shares, the Company has restated herein its Consolidated Statement of Operations for the three months ended April 2, 2005 to reflect the paid-in-kind dividends at the estimated fair value of the underlying securities in excess of the amounts previously accrued, with such excess amounting to approximately $8.5 million. Amounts originally reported for the three months ended April 2, 2005, and the related restated amounts, are as follows (in thousands, except per share amounts):

	Three Months Ended April 2, 2005
	Originally Reported	As Restated
Net income	$5,166	$5,166
Accrued and paid-in-kind dividends on PIK preferred shares	2,358	10,851
Income (loss) applicable to common shareholders	2,808	(5,685)
Income (loss) per common share:
Basic	0.27	(0.55)
Diluted	0.27	(0.55)
Additional paid-in capital	77,635	86,128
Retained earnings (deficit)	(31,012)	(39,505)
Total shareholders’ equity	74,620	74,620

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances for the purchase of domestic receivables at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During the first quarter of 2005, approximately $31.4 million of receivables had been

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

sold under the terms of the factoring agreement. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was $5.6 million and $7.4 million at April 2, 2005 and January 1, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for the first quarter of 2005 were $0.2 million and are included in Other expense, net in the Consolidated Statement of Operations.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	April 2,	January 1,
	2005	2005
Cost:
Proprietary technology	$26,604	$26,604
Goodwill	15,632	15,632
Loan acquisition costs and other	18,842	18,759
	61,078	60,995
Less accumulated amortization	(13,738)	(12,176)
	$47,340	$48,819

Components of amortization expense are shown in the table below (in thousands):

	Three Month Ended April 2, 2005	Three Month Ended April 3, 2004
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,058	$1,453
Loan acquisition costs included in interest expense, net	504	472
Total amortization expense	$1,562	$1,925

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by: (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries; (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company; and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility limits restricted payments to $5.0 million, including cash dividends on all securities, in the aggregate since the effective date of the Bank Facility. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 2, 2005, the Company was in compliance with all such covenants and expects to remain in compliance through fiscal 2005.

The loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Excess cash flows required to be applied to the repayment of the Bank Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and other certain items. Since the amounts of excess cash flows for future periods are based on year-end data not determinable, only the mandatory payments of $750.0 thousand per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2004 and, due to the planned magnitude of the major capital expenditures for 2005, any excess cash flow requirement with respect to 2005 is not expected to be significant.

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. Although not anticipated, the Company may elect to use an alternate base rate for its borrowings under the revolving credit facility ranging from 2.25% to 6.25% with such alternate base rates including a margin based on the Company’s total leverage ratio. The Company had no outstanding borrowings under the revolving credit facility at either April 2, 2005 or January 1, 2005. The revolving portion of the Bank Facility matures on April 27, 2009.

As required by the terms of the Bank Facility, the Company entered into a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 to the Consolidated Financial Statements.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese rmb) with a financial institution in China which is scheduled to mature in June 2005. The amount of outstanding indebtedness under the facility was $5.8 million (at an annual average rate of approximately 4.49%) at April 2, 2005 and January 1, 2005. The Nanhai indebtedness is guaranteed 100% by the Company and to support this guarantee, a letter of credit has been issued by the Company’s agent bank in the amount of $7.1 million. In addition, Nanhai had outstanding bankers’ acceptances totaling $0.7 million and $1.2 million at April 2, 2005 and January 1, 2005, respectively. These notes, which are denominated in Chinese rmb, mature within three months and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Note 11.   16% Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing in April 2004 of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of 10.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Also, during the third quarter of fiscal 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. Such Junior Notes were subordinated indebtedness of the Company and provided for interest at an annual rate of 10.0%, which interest, at the option of the holder, could be received in additional principal amounts of the Junior Notes or in cash. The Junior Notes could be converted, at the option of the holder, into shares of Class A Common Stock on the same terms as included in the PIK Preferred Shares (a conversion rate based on an initial conversion price of approximately $7.29 per share). As the aforementioned exchanges were a component of the recapitalization of the Company involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

The dividends on the PIK Preferred Shares accrue at an annual rate of 16% and are payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, and are payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Dividends are cumulative and accrue from the most recent dividend payment date to which dividends have been paid or, if no dividends have been paid, from the date of original issuance. Accordingly, the Company accrues dividends at the stated rate of 16.0% until such time as the form of the dividend is declared by the Company’s Board of Directors. If the dividend is paid-in-kind through the issuance of additional shares, the Company recognizes the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued.

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which amount will be payable by the Company (“mandatory redemption price”), at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then current market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares, which approximates an initial

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which redemption price may be paid by the Company, at the option of the Company; (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then current market price of a share of Class A Common Stock.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. On such date, the closing price of the Company’s Class A Common Stock on the Over-the-Counter Bulletin Board was $18.50 per share.

The Company herein has restated its first quarter results to record the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the market value of the Company’s Class A Common Stock on January 14, 2005 of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based upon the stated rate of 16.0%, by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding  increase in Additional Paid-in Capital. See Note 1, Restatement of Results for the Three Months Ended April 2, 2005,  to the Consolidated Financial Statements.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Note 13.   Earnings Per Share and Shareholders’ Equity

A reconciliation of basic income per common share to diluted income per common share has not been presented for the three months ended April 2, 2005 or April 3, 2004 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three months ended April 2, 2005 and April 3, 2004 were 10,418,457 and 8,786,997, respectively.

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

As of April 2, 2005, the PIK Preferred Shares were convertible at the option of the holders into approximately 8,318,107 shares of the Company’s Class A Common Stock.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales
Nonwovens	$194,536	$163,713
Oriented Polymers	49,825	42,529
Eliminations	—	—
	$244,361	$206,242
Operating income (loss)
Nonwovens	$16,723	$11,935
Oriented Polymers	5,263	3,538
Unallocated Corporate	(5,601)	(4,476)
Eliminations	65	346
	16,450	11,343
Plant realignment costs	(4)	(584)
	$16,446	$10,759
Depreciation and amortization expense included in operating income
Nonwovens	$11,098	$10,572
Oriented Polymers	2,102	2,074
Unallocated Corporate	(42)	30
Depreciation and amortization expense included in operating income	13,158	12,676
Amortization of loan acquisition costs	505	479
	$13,663	$13,155
Capital spending
Nonwovens	$9,998	$4,354
Oriented Polymers	97	150
Corporate	—	—
	$10,095	$4,504

	April 2, 2005	January 1, 2005
Division assets
Nonwovens	$700,960	$716,532
Oriented Polymers	155,348	148,188
Corporate	18,744	16,191
Eliminations	(118,096)	(127,558)
	$756,956	$753,353

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region from which the sale is made is presented in the following table (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales:
United States	$113,422	$92,144
Canada	30,968	28,592
Europe	50,684	50,384
Asia	11,010	6,818
Latin America	38,277	28,304
	$244,361	$206,242
Operating income (loss):
United States	$699	$(777)
Canada	3,131	1,925
Europe	4,269	4,445
Asia	865	544
Latin America	7,486	5,206
	16,450	11,343
Plant realignment costs	(4)	(584)
	$16,446	$10,759
Depreciation and amortization expense included in operating income:
United States	$6,062	$5,823
Canada	1,558	1,503
Europe	2,500	2,343
Asia	997	994
Latin America	2,041	2,013
Depreciation and amortization expense included in operating income	13,158	12,676
Amortization of loan acquisition costs	505	479
	$13,663	$13,155

	April 2, 2005	January 1, 2005
Region assets:
United States	$218,223	$165,264
Canada	97,268	99,382
Europe	249,844	294,811
Asia	35,115	35,996
Latin America	156,506	157,900
	$756,956	$753,353

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first three months of 2005 included: (i) the conversion of 5 shares of the Company’s PIK Preferred Shares into approximately 686 shares of the Company’s Class A Common Stock, and (ii) the issuance of 5,540 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $5.6 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $8.5 million in excess of the amounts accrued at the stated dividend rate on the PIK Preferred Shares.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Restatement of Results for the Three Months Ended April 2, 2005

On January 14, 2005, pursuant to the terms of the Company’s PIK Preferred Shares, PGI’s Board of Directors declared a dividend payable in the form of 5,540 PIK Preferred Shares. The dividends were paid on January 21, 2005 to holders of record as of May 15, 2004 and December 15, 2004, for accrued and unpaid dividends from the dates of issuance of the PIK Preferred Shares through December 31, 2004. The stated amount of the dividend at 16% annually was accrued by the company during 2004.

The Audit Committee of the Board of Directors of the Company, in consultation with management of the Company and the Company’s independent registered public accounting firm, has recently concluded that its Consolidated Statement of Operations for the three months ended April 2, 2005 should be restated to reflect the dividend paid-in-kind through the issuance of 5,540 PIK Preferred Shares at the estimated fair value of the shares issued rather than the stated amount of the dividend. The fair value of the shares issued exceeded the stated amount that was previously accrued.

The PIK Preferred Shares allow holders to convert those shares into the Company’s Class A Common Stock at an initial conversion rate of 137.14286 Class A Common Shares per PIK Preferred Share which approximates an initial conversion price of $7.29 per share. As the 5,540 PIK Preferred Shares were convertible into Class A Common Stock with an estimated value of $14.1 million (based on the closing stock price of $18.50 per share on the date the dividends were declared), the results for the first quarter are herein restated to reflect an additional dividend charge equal to the difference between the $14.1 million estimated fair value and the $5.6 million of dividends previously accrued and charged to retained earnings. The effect of the restatement on the Consolidated Statement of Operations increases the charge for dividends on PIK Preferred Shares and reduces income applicable to common shareholders by approximately $8.5 million. As a result of the issuance of such additional PIK Preferred Shares, the Company has restated herein its Consolidated Statement of Operations for the three months ended April 2, 2005 to reflect the paid-in-kind dividends at the estimated fair value of the underlying securities in excess of the amounts previously accrued, with such excess amounting to approximately $8.5 million. Amounts originally reported for the three months ended April 2, 2005, and the related restated amounts, are as follows (in thousands, except per share amounts):

	Three Months Ended April 2, 2005
	Originally Reported	As Restated
Net income	$5,166	$5,166
Accrued and paid-in-kind dividends on PIK preferred shares	2,358	10,851
Income (loss) applicable to common shareholders	2,808	(5,685)
Income (loss) per common share:
Basic	0.27	(0.55)
Diluted	0.27	(0.55)
Additional paid-in capital	77,635	86,128
Retained earnings (deficit)	(31,012)	(39,505)
Total shareholders’ equity	74,620	74,620

Results of Operations

The following table sets forth the percentage relationships to net sales of certain statement of operations items.

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of goods sold
Materials	50.8	46.6
Labor	8.6	10.0
Overhead	22.6	25.0
	82.0	81.6
Gross profit	18.0	18.4
Selling, general and administrative expenses	11.3	12.9
Plant realignment costs	0.0	0.3
Operating income	6.7	5.2
Other expense (income):
Interest expense, net	3.2	7.3
Minority interests	0.4	0.2
Foreign currency and other	(0.1)	0.7
Income (loss) before income tax expense	3.2	(3.0)
Income tax expense	1.1	1.2
Net income (loss)	2.1	(4.2)
Accrued and paid-in-kind dividends on PIK preferred shares	4.4	—
Loss applicable to common shareholders	(2.3)%	(4.2)%

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

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

The Company accrued dividends at the stated rate of 16.0% on its PIK Preferred Shares during the three months ended April 2, 2005 in the amount of $2.4 million. In addition, the Company recorded an $8.5 million dividend charge to reflect the declaration by the Company’s Board of Directors on January 14, 2005 of the issuance of 5,540 PIK Preferred Shares as payment-in-kind for dividends from the dates of issuance through December 31, 2004 at the fair value of the underlying securities issued in excess of the amount of the dividends previously accrued at the stated rate.

Income (Loss) Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $5.7 million, or ($0.55) per share, for the three months ended April 2, 2005 compared to a loss applicable to common shareholders of $8.8 million, or ($1.00) per share, for the three months ended April 3, 2004.

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

Working capital at April 2, 2005 did not change significantly from that at January 1, 2005 as increases in trade receivables and inventory were generally offset by an increase in accrued liabilities and a decrease in cash, primarily resulting from the Company’s funding of substantial capital expenditures during the first three months of 2005. Accounts receivable at April 2, 2005 was $132.9 million as compared to $112.3 million on January 1, 2005, an increase of $20.6 million. Accounts receivable represented approximately 50 days of sales outstanding at April 2, 2005, compared to 46 days of sales outstanding at January 1, 2005. The increase was partially attributable to the growth in net sales in foreign locations, which often have extended payment terms as compared to domestic terms of sale. Inventories at April 2, 2005 were $112.5 million, an increase of $6.1 million from inventories at January 1, 2005 of $106.4 million. The Company had inventory representing approximately 51 days of cost of sales on hand at April 2, 2005 versus 54 days of cost of sales on hand at January 1, 2005. Accounts payable at April 2, 2005 was $61.7 million as compared to $63.8 million at January 1, 2005, a decrease of $2.1 million. Accounts payable represented approximately 28 days of cost of sales outstanding at April 2, 2005 as compared to 32 days of cost of sales outstanding at January 1, 2005.

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

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Bank Facility limits restricted payments, which include cash dividends on all securities, to $5.0 million in the aggregate since the effective date of the Bank Facility. The Company does not anticipate paying dividends on its common stock in future periods.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. On such date, the closing price of the Company’s Class A Common Stock on the Over-the-Counter Bulletin Board was $18.50 per share.

The Company herein has restated its first quarter results to record the estimated fair value of the additional PIK Preferred Shares declared as a dividend as of January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated rate of

16.0%. Using the market value of the Company’s Class A Common Stock on January 14, 2005 of $18.50 per share, the estimated fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount accrued of $5.6 million, based upon the stated rate, by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding  increase in additional paid-in capital. See Note 1, Restatement of Results for the Three Months Ended April 2, 2005,  to the unaudited Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q/A.

Liquidity Summary

As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q/A, on April 27, 2004, the Company refinanced its existing bank credit facility and entered into a new Bank Facility consisting of a $50.0 million revolving credit facility maturing in 2009, a $300.0 million senior secured first lien term loan that matures in 2010 and a $125.0 million senior secured second-lien term loan maturing in 2011. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Restructured Credit Facility and pay related fees and expenses. The senior secured first lien term loan requires quarterly payments of $750.0 thousand and accrues interest at LIBOR plus 325 basis points. The senior secured second lien term loan accrues interest at LIBOR plus 625 basis points. The revolving credit facility initially bears interest at LIBOR plus 300 basis points. The Bank Facility provides the Company with increased flexibility in terms of cash availability, less stringent requirements for covenant compliance, extended maturity dates and substantially reduced net cash interest costs as compared to the prior bank credit facility.

The Bank Facility contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage covenants. The Bank Facility requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility.  Excess cash flow required to be applied to the repayment of the Bank Facility is generally calculated as 50.0% of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items.  Since the amounts of excess cash flow for future periods are based on year-end data and not determinable, only the mandatory payments of $750.0 thousand per quarter have been classified as a current liability.  Additionally, no excess cash flow payment was made with respect to fiscal 2004 and, due to the magnitude of the planned major capital expenditures for fiscal 2005, any excess cash flow requirement is not expected to be significant. Additionally, as required by the terms of the Bank Facility, the Company entered into a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

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

On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which amount will be payable by the Company (“mandatory redemption price”) at the option of the Company; (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares, which approximates an initial conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which redemption price may be paid by the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then market price of a share of Class A Common Stock. The Company currently expects to settle the mandatory or optional redemption with the issuance of shares of Class A Common Stock.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q/A, the Company has committed to several major capital projects to expand its worldwide capacity, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in its current facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of April 2, 2005 totaled approximately $99.3 million and are expected to be expended over the remainder of fiscal 2005 and fiscal 2006. The financial flexibility needed for these and other capital projects was provided in an amendment, dated March 16, 2005, to the Bank Facility.

On May 3, 2005, the Company announced that it retained JP Morgan Securities Inc. as a financial advisor to assist the Company in evaluating various strategic alternatives in order to maximize shareholder value, which could include, among other things, the sale or recapitalization of the Company. The Company expects to complete its review of strategic alternatives in the near future. However, there can be no assurance that this process will result in any transaction or transactions taking place or being completed.

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

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first quarter of both 2005 and 2004. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk’’ included in Item 3 of this Quarterly Report on Form 10-Q/A.

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

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to fresh start accounting, revenue recognition, sales returns and allowances and credit risks, inventories, income taxes, convertible securities and impairment of long-lived assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

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

Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with SFAS No. 141, “Business Combinations.” Such allocations have been reflected in the Company’s Consolidated Financial Statements. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors estimated the reorganization value of the Company’s new common equity at approximately $73.4 million as of March 1, 2003. The factors and valuation methodologies included the review of comparable company market valuations and the recent acquisition values of comparable company transactions as well as discounted cash flow models. The discounted cash flow models utilized projected free cash flows for four future years, with such projected free cash flows discounted at rates approximating the expected weighted average cost of capital (11.0% - 13.0%) plus the present value of the Company’s terminal value computed using comparable company exit multiples. Projected free cash flows were estimated based on projected cash flows from operations, adjusted for the effects of income taxes at an effective tax rate of 39.0%, estimated capital expenditures and estimated changes in working capital. The calculation of the reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties. While the Company believes its judgments, estimates and valuation methodologies were reasonable, different assumptions could have materially changed the estimated reorganization value of the Company as of March 1, 2003.

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

Convertible Securities:   The Company records the accretion of dividends on the convertible securities based on the stated rate in the securities. If the Company’s Board of Directors, at the date of any dividend declaration, elects to satisfy the dividend obligation by payment-in-kind, the Company will recognize an additional dividend charge for the excess, if any, of the fair value of the securities issued, at the dividend declaration date, over the amounts previously accrued at the stated rate. As the Company’s convertible securities are not traded on an active market, determination of the fair value of the securities, at the date of dividend declaration, requires estimates and judgments, which may impact the valuation of the dividend paid-in-kind.Based on the fact that the convertible securities are deep-in-the-money, the Company has estimated the fair value of the convertible security using the number of shares of the Company’s Common Stock into which the security is convertible at the then-current share price.  While the Company believes its estimates of the fair value of the convertible security are reasonable, the utilization of different assumptions could produce materially different fair value estimates.

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004 the Company sold, on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. At April 2, 2005, a reserve of $10.4 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future credit losses could differ significantly from these estimates.

Inventory Reserves:   The Company maintains reserves for inventories valued primarily using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established primarily based on percentage write-downs applied to inventories aged for certain time periods. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross margins. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously established reserves. Management believes based on its prior experience of managing and evaluating the recoverability of its slow-moving or obsolete inventory that such established reserves are materially adequate. However, if actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

Impairment of Long-Lived Assets:   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected future cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no writedown.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. As of April 2, 2005, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for asset impairments in the foreseeable future.  However, should current business conditions or expectations of future performance deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

Income Taxes:   The Company records an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits, as well as tax planning strategies available to the Company. Additionally, the Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in the Company’s Consolidated Financial Statements.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as required by the terms of its Bank Facility, the Company entered into an interest rate swap contract to convert $212.5 million of its variable-rate debt to fixed-rate debt. In addition, the Company includes short-term borrowings in its debt portfolio, especially in foreign countries, in an effort to minimize interest rate risk. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.0 million per year.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first three months of 2004 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q/A.

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

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.9 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q/A.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended January 1, 2005 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. See Note 18 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report of Form 10-Q/A for additional details.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, 5 shares of the Company’s PIK Preferred Shares, 16,564 shares of the Company’s Class B Common Stock, and 20,792 shares of the Company’s Class C Common Stock, were converted into a total of 38,042 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on sections 3(a)(7) and 3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
4.1	Amended and Restated By-Laws of the Polymer Group, Inc.(1)
10.1

Settlement Agreement, Receipt and Release, dated as of April 29, 2005 by and among Polymer Group, Inc., Jerry Zucker, The Intertech Group, Inc., ZS Associates LLC and MatlinPatterson Global Advisors LLC (on behalf of itself and various affiliated entities named in the Settlement Agreement).(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)   Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005 (the “First Quarter 2005 10-Q”).

(2)   Incorporated by reference to Exhibit 10.1 of the First Quarter 2005 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: August 22, 2005	By:	/s/ JAMES L. SCHAEFFER
James L. Schaeffer Chief Executive Officer
Date: August 22, 2005	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III Chief Financial Officer