Form 10-Q
period 2005-07-02
POLYMER GROUP INC
filed 2005-08-22
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

On August 10, 2005 there were 10,233,492 shares of Class A common stock, 160,004 shares of Class B common stock and 31,131 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common shares is $.01 per share.

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

ITEM 1.                FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	July 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,222	$41,296
Accounts receivable, net	122,576	113,491
Inventories	113,630	106,349
Deferred income taxes	240	226
Other current assets	35,054	37,140
Total current assets	296,722	298,502
Property, plant and equipment, net	402,112	402,603
Intangibles and loan acquisition costs, net	45,933	48,819
Deferred income taxes	—	1,489
Other assets	4,537	3,145
Total assets	$749,304	$754,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,417	$6,981
Accounts payable	64,466	63,773
Accrued liabilities	37,323	34,570
Income taxes payable	2,039	2,427
Current portion of long-term debt	3,034	3,413
Total current liabilities	113,279	111,164
Long-term debt	402,083	403,560
Deferred income taxes	64,409	65,468
Other noncurrent liabilities	20,834	27,319
Total liabilities	600,605	607,511
Minority interests	15,293	14,912
16% Series A convertible pay-in-kind preferred shares—58,251 and 52,716 shares issued and outstanding at July 2, 2005 and January 1, 2005	62,996	58,286
Shareholders’ equity:
Class A common stock—10,233,492 and 10,130,477 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	102	101
Class B convertible common stock—160,004 and 193,390 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	2	2
Class C convertible common stock—31,131 and 54,194 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	—	1
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	87,221	77,219
Retained earnings (deficit)	(37,792)	(33,820)
Accumulated other comprehensive income	20,877	30,346
Total shareholders’ equity	70,410	73,849
Total liabilities and shareholders’ equity	$749,304	$754,558

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 2, 2005 and July 3, 2004
(In Thousands, Except Per Share Data)

	Three Months Ended July 2, 2005	Three Months Ended July 3, 2004
Net sales	$235,853	$210,403
Cost of goods sold	193,910	173,624
Gross profit	41,943	36,779
Selling, general and administrative expenses	25,862	24,441
Plant realignment costs	5	656
Foreign currency loss	70	432
Arbitration settlement, net	—	(13,394)
Operating income	16,006	24,644
Other expense (income):
Interest expense, net	8,168	9,357
Minority interests	1,054	624
Write-off of loan acquisition costs	—	5,022
Other, net	(426)	278
Income before income tax expense	7,210	9,363
Income tax expense	3,140	3,640
Net income	4,070	5,723
Accrued dividends on PIK preferred shares	2,357	1,271
Income applicable to common shareholders	$1,713	$4,452
Income per common share:
Basic	$0.16	$0.45
Diluted	$0.16	$0.36

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended July 2, 2005 and July 3, 2004
(In Thousands, Except Per Share Data)

	Six Months Ended July 2, 2005	Six Months Ended July 3, 2004
Net sales	$480,214	$416,645
Cost of goods sold	394,354	341,890
Gross profit	85,860	74,755
Selling, general and administrative expenses	53,329	51,072
Plant realignment costs	9	1,241
Foreign currency loss	94	988
Arbitration settlement, net	—	(13,394)
Operating income	32,428	34,848
Other expense (income):
Interest expense, net	16,034	24,534
Minority interests	1,988	1,107
Write-off of loan acquisition costs	—	5,022
Other, net	(765)	1,107
Income before income tax expense	15,171	3,078
Income tax expense	5,935	6,125
Net income (loss)	9,236	(3,047)
Accrued and paid-in-kind dividends on PIK preferred shares	13,208	1,271
Loss applicable to common shareholders	$(3,972)	$(4,318)
Loss per common share:
Basic	$(0.38)	$(0.46)
Diluted	$(0.38)	$(0.46)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Six Months Ended July 2, 2005
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, January 1, 2005, audited	$104	$77,219	$(33,820)	$30,346	$73,849
Net income	—	—	9,236	—	9,236	$9,236
Accrued and paid-in-kind dividends on PIK preferred shares	—	8,493	(13,208)	—	(4,715)	—
Currency translation adjustment, net of taxes	—	—	—	(10,478)	(10,478)	(10,478)
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	1,009	1,009	1,009
Compensation recognized on stock options and restricted stock grants	—	1,504	—	—	1,504	—
Conversion of PIK preferred shares to Class A common stock	—	5	—	—	5	—
Balance, July 2, 2005	$104	$87,221	$(37,792)	$20,877	$70,410	$(233)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Six Months Ended July 2, 2005	Six Months Ended July 3, 2004
Operating activities:
Net income (loss)	$9,236	$(3,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,983	(2,634)
Write-off of loan acquisition costs	—	5,022
Depreciation and amortization	27,837	26,467
Noncash interest and compensation	1,505	2,104
Changes in operating assets and liabilities:
Accounts receivable, net	(13,331)	(7,409)
Inventories	(11,085)	(6,268)
Other current assets	1,732	(2,579)
Accounts payable and accrued liabilities	7,090	1,200
Other, net	(4,259)	3,967
Net cash provided by operating activities	21,708	16,823
Investing activities:
Purchases of property, plant and equipment	(34,829)	(8,854)
Proceeds from sale of assets	354	783
Net cash used in investing activities	(34,475)	(8,071)
Financing activities:
Proceeds from issuance of debt	20,383	485,217
Repayment of debt	(22,803)	(481,922)
Loan acquisition costs and other financing costs	(51)	(12,306)
Net cash used in financing activities	(2,471)	(9,011)
Effect of exchange rate changes on cash	(836)	(225)
Net decrease in cash and cash equivalents	(16,074)	(484)
Cash and cash equivalents at beginning of period	41,296	21,336
Cash and cash equivalents at end of period	$25,222	$20,852

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

Restatement of Results for the Three Months Ended April 2, 2005

On January 14, 2005, pursuant to the terms of the Company’s 16% Series A Convertible Pay-in-Kind Preferred Stock (“PIK Preferred Shares”), PGI’s Board of Directors declared a dividend payable in the form of 5,540 PIK Preferred Shares. The dividends were paid on January 21, 2005 to holders of record as of May 15, 2004 and December 15, 2004, for accrued and unpaid dividends from the dates of issuance of the PIK Preferred Shares through December 31, 2004. The stated amount of the dividend at 16% annually was accrued by the Company during 2004.

The Audit Committee of the Board of Directors, in consultation with management of the Company and the Company’s independent registered public accounting firm has recently concluded that its Consolidated Statement of Operations for the three months ended April 2, 2005 should be restated to reflect the dividend paid-in-kind through the issuance of 5,540 PIK Preferred Shares at the estimated fair value of the shares issued rather than the stated amount of the dividend. The estimated fair value of the shares issued exceeded the stated amount that was previously accrued.

The PIK Preferred Shares allow holders to convert those shares into the Company’s Class A Common Stock at an initial conversion rate of 137.14286 Class A Common Shares per PIK Preferred Share which approximates an initial conversion price of $7.29 per share. As the 5,540 PIK Preferred Shares were convertible into Class A Common Stock with an estimated value of $14.1 million (based on the closing stock price of $18.50 per share on the date the dividends were declared), the results for the first quarter were restated to reflect an additional dividend charge equal to the difference between the $14.1 million estimated fair value and the $5.6 million of dividends previously accrued and charged to retained earnings. The effect of the restatement on the Consolidated Statement of Operations increases the charge for dividends on PIK Preferred Shares and reduces income applicable to common shareholders by approximately $8.5 million. As a result of the issuance of such additional PIK Preferred Shares, the Company has restated its Consolidated Statement of Operations for the three months ended April 2, 2005 to reflect the paid-in-kind dividends at the estimated fair value of the underlying securities in excess of the

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

amounts previously accrued, with such excess amounting to approximately $8.5 million. Amounts originally reported for the three months ended April 2, 2005, and the related restated amounts, are as follows (in thousands, except per share amounts):

	Three Months Ended April 2, 2005
	Originally	As
	Reported	Restated
Net income	$5,166	$5,166
Accrued and paid-in-kind dividends on PIK preferred shares	2,358	10,851
Income (loss) applicable to common shareholders	2,808	(5,685)
Income (loss) per common share:
Basic	0.27	(0.55)
Diluted	0.27	(0.55)
Additional paid-in capital	77,635	86,128
Retained earnings (deficit)	(31,012)	(39,505)
Total shareholders’ equity	74,620	74,620

The effects of such adjustment have been included in the accompanying Consolidated Statement of Operations for the six months ended July 2, 2005.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $20.9 million at July 2, 2005 consisted of $19.6 million of currency translation gains and $1.3 million of cash flow hedge gains, all net of applicable income tax. Accumulated other comprehensive income of $30.3 million at January 1, 2005 consisted of $30.0 million of currency translation gains and $0.3 million of cash flow hedge gains, all net of applicable income tax.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment,” is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to initially measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to remeasure the fair value of that award subsequently at each reporting date. Changes in the fair value during the requisite service period will be recognized as compensation cost over the period. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

Note 2.   Concentration of Credit Risks and Accounts Receivable Securitization Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 14% and 12% of the Company’s sales in the first six months of 2005 and 2004, respectively. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The allowance for doubtful accounts was approximately $9.7 million at both July 2, 2005 and January 1, 2005, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance.

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances for the purchase of domestic receivables at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During the first six months of 2005, approximately $61.5 million of receivables had been sold under the terms of the factoring agreement. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was $4.4 million and $7.4 million at July 2, 2005 and January 1, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for the three and six months ended July 2, 2005 were $0.1 million and $0.3 million, respectively, and are included in Other expense, net in the Consolidated Statement of Operations.

Note 3.   Business Restructuring

The Company continued its restructuring initiatives in 2004 by curtailing production of certain of its European assets and eliminating several production lines in the Canadian operations of its Oriented Polymers Division. The European and Canadian restructuring efforts in 2004 included the reduction of approximately 160 positions.

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. A summary of the business restructuring activity during the first six months of fiscal 2005 is presented in the following table (in thousands):

Balance accrued at beginning of year	$561
2005 plant realignment costs	9
Cash payments	(340)
Adjustments	(29)
Balance accrued at end of period	$201

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Finished goods	$54,701	$50,482
Work in process	18,490	15,612
Raw materials	40,439	40,255
	$113,630	$106,349

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Inventories are net of reserves of approximately $7.9 million and $8.2 million at July 2, 2005 and January 1, 2005, respectively. Such reserves are primarily for obsolete and slow-moving inventories and other valuation allowances. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	July 2,	January 1,
	2005	2005
Cost:
Proprietary technology	$26,604	$26,604
Goodwill	15,632	15,632
Loan acquisition costs and other	18,998	18,759
	61,234	60,995
Less accumulated amortization	(15,301)	(12,176)
	$45,933	$48,819

Components of amortization expense are shown in the table below (in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,061	$1,433	$2,118	$2,885
Loan acquisition costs included in interest expense, net	503	490	1,007	969
Total amortization expense	$1,564	$1,923	$3,125	$3,854

Intangibles are amortized over periods ranging from 2 to 7 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets included salaries, wages and other fringe benefits of $18.7 million and $20.4 million as of July 2, 2005 and January 1, 2005, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	July 2,	January 1,
	2005	2005
Senior Secured Bank Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 6.73% as of July 2, 2005; due in quarterly payments of $750.0 thousand, with the balance due April 27, 2010	$280,000	$281,500
Second Lien Term Loan—interest at 9.73% as of July 2, 2005; due April 27, 2011	125,000	125,000
Other	117	473
	405,117	406,973
Less: Current maturities	(3,034)	(3,413)
	$402,083	$403,560

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

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by: (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries; (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company; and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility limits restricted payments to $5.0 million, including cash dividends on all securities, in the aggregate since the effective date of the Bank Facility. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 2, 2005, the Company was in compliance with all such covenants and expects to remain in compliance through the remainder of fiscal 2005.

The loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Excess cash flows required to be applied to the repayment of the Bank Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of $750.0 thousand per quarter have been

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2004 and, due to the planned magnitude of the major capital expenditures for 2005, any excess cash flow requirement with respect to 2005 is not expected to be significant.

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. The Company may elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus 200 basis points. The Company had no outstanding borrowings under the revolving credit facility at either July 2, 2005 or January 1, 2005. The Company’s average borrowings under the revolving credit facility, which had an effective interest rate of approximately 7.84%, were $3.5 million for the period from January 2, 2005 to July 2, 2005. The revolving portion of the Bank Facility matures on April 27, 2009.

As required by the terms of the Bank Facility, the Company entered into a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 to the Consolidated Financial Statements.

Subject to certain terms and conditions, a maximum of $20.0 million of the Bank Facility may be used for revolving letters of credit. As of July 2, 2005, the Company had $15.4 million of standby and documentary letters of credit outstanding under this facility. Approximately $7.1 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at July 2, 2005.

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese rmb) with a financial institution in China which matured in June 2005 and was renegotiated, with similar terms and conditions, for an additional twelve-month period expiring in June 2006. The amount of outstanding indebtedness under the facility was $5.8 million at both July 2, 2005 and January 1, 2005. The annual average rate on the new facility is approximately 5.43%. Previously, the Nanhai indebtedness was fully supported by a $7.1 million letter of credit issued by the Company’s agent bank. Under the new facility, the letter of credit was reduced to $3.0 million and additional collateral was granted through the pledge of the Nanhai assets. The Company’s letter of credit for the lower amount was amended in July 2005. In addition, Nanhai had outstanding bankers’ acceptances totaling $0.6 million and $1.2 million at July 2, 2005 and January 1, 2005, respectively. These notes, which are denominated in Chinese rmb, mature within three months and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

At January 1, 2005, the Company’s Argentina-based majority owned subsidiary had a credit facility denominated in U.S. dollars totaling approximately $0.4 million (all with current maturities). These borrowings were fully repaid in the first quarter of 2005.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes

The Company recognized income tax expense of $5.9 million for the six months ended July 2, 2005 on consolidated income before income taxes of $15.2 million. This income tax expense is marginally higher than the U.S. federal statutory rate partially due to losses in certain jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

During the six months ended July 3, 2004, the Company recognized an income tax expense of $6.1 million on consolidated income before income taxes of $3.1 million. The income tax expense was primarily due to foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for losses incurred in the U.S. and certain foreign jurisdictions.

Income tax refunds receivable were $12.8 million and $15.4 million at July 2, 2005 and January 1, 2005, respectively, and are largely comprised of amounts due from European tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three and six months ended July 2, 2005 and July 3, 2004 are as follows (in thousands):

	Pension Benefit Plans
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Current service costs	$635	$570	$1,291	$1,160
Interest costs on projected benefit obligation and other	1,371	1,218	2,779	2,471
Return on plan assets	(1,501)	(1,295)	(3,043)	(2,629)
Amortization of transition obligation and other	7	(3)	13	(6)
Periodic benefit cost, net	$512	$490	$1,040	$996

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Current service costs	$45	$101	$90	$202
Interest costs on projected benefit obligation	121	213	243	428
Amortization of transition obligation and other	(28)	—	(56)	—
Periodic benefit cost, net	$138	$314	$277	$630

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of July 2, 2005, the Company contributed $3.6 million to its pension plans for the 2005 benefit year. The Company presently anticipates contributing an additional $2.3 million to fund its pension plans in 2005 for a total of $5.9 million.

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

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plan

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options have a 4-5 year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period beginning January 4, 2004. As of July 2, 2005, the Company had awarded grants of non-qualified stock options to purchase 400,000 shares of the Company’s Class A Common Stock. As of July 2, 2005, 400,000 shares of the Company’s Class A Common Stock were reserved for issuance under the 2003 Plan and no additional stock options are available for future grants under the 2003 Plan.

The Company has elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by APB No. 25, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs are recognized over the performance period when it becomes probable that such performance criteria will be achieved.

The compensation cost related to the 2003 Plan for the three and six months ended July 2, 2005 were $1.1 million and $1.5 million, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 3, 2004, these costs were $0.2 million.

On May 18, 2005, the Company’s shareholders approved the 2005 Stock Option Plan (the “2005 Plan”), which will be administered by the Compensation Committee of the Board of Directors. The stock options will only vest and become exercisable on the occurrence of a change in control, and only after certain target thresholds, tied to the cash received by MatlinPatterson Global Opportunities Fund, L.P. and its affiliates are reached, in the change in control transaction, or from the conversion of securities received in the change in control transaction into cash within one year following the change in control. The term of each stock option shall end on June 30, 2008, unless the stock option has been exercised, with a provision to extend the date of exercise by up to one year following a change in control in which securities are issued as part of the consideration of the transaction. The Company may award grants of non-qualified

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

stock options to purchase up to 200,000 shares of the Company’s Class A common stock. As of July 2, 2005, no awards have been granted under the 2005 Plan.

Restricted Stock Plan

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for issuance of restricted shares to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first six months of 2005, the Company awarded 944 restricted shares to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with the restricted stock grants totaled $20,000 for the first six months of both 2005 and 2004 and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of July 2, 2005, 155,336 shares of the Company’s Class A common stock are available for future grants.

Note 11.   16% Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing in April 2004 of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of 10.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Also, during the third quarter of fiscal 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. Such Junior Notes were subordinated indebtedness of the Company and provided for interest at an annual rate of 10.0%, which interest, at the option of the holder, could be received in additional principal amounts of the Junior Notes or in cash. The Junior Notes could be converted, at the option of the holder, into shares of Class A Common Stock on the same terms as included in the PIK Preferred Shares (a conversion rate based on an initial conversion price of approximately $7.29 per share). As the aforementioned exchanges were a component of the recapitalization of the Company, involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the new Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then current market price of a share of Class A Common Stock.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares may elect to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares which approximates an initial conversion price equal to $7.29 per share. Also, at any time prior to June 30, 2012, provided certain conditions have been met, the Company may elect to redeem the shares at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which redemption price may be paid by the Company, at the option of the Company; (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the optional redemption price (as defined by the preferred stock agreement) divided by the then current market price of a share of Class A Common Stock.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. On such date, the closing price of the Company’s Class A Common Stock on the Over-the-Counter Bulletin Board was $18.50 per share.

The Company has restated its first quarter results to record the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the market value of the Company’s Class A Common Stock on January 14, 2005 of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding increase in Additional Paid-in Capital. See Note 1, Restatement of Results for the Three Months Ended April 2, 2005, to the Consolidated Financial Statements.

See Note 18, Subsequent Events, to the Consolidated Financial Statements for further discussions regarding dividend declarations and redemption of the PIK Preferred Shares.

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

The Company uses interest-rate derivative instruments to manage its exposure on its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of July 2, 2005, the notional amount of these contracts, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss). The fair value of the interest rate swap of $2.0 million as of July 2, 2005 and $0.3 million as of January 1, 2005 was based on current settlement values and was included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of these swaps on Interest expense, net for the three and six months ended July 2, 2005 was an increase of $0.2 million and $0.6 million, respectively. For the three and six months ended July 3, 2004, the impact was $0.6 million.

The Company has entered into certain foreign currency forward contracts to manage its U.S. dollar exposure on Euro-based obligations for firm commitments related to significant capital projects. As of July 2, 2005, forward contracts were executed for spunmelt line purchases related to the Suzhou, China plant and Mooresville, North Carolina expansion. In accordance with SFAS No. 133, the Company designated the option as a fair value hedge of the variability of the fair market value of a firm purchase commitment. The agreement’s terms ensure complete effectiveness in offsetting the foreign currency variability associated with the firm commitment.

Note 13.   Earnings Per Share and Shareholders’ Equity

The following is a reconciliation of basic income per common share to diluted income per common share for the three months ended July 3, 2004 (in thousands, except per share data):

	Income Applicable to Common Shareholders (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$4,452	9,824	$0.45
Adjustments:
PIK preferred shares and Junior Notes, including related dividends and interest	1,754	7,304
Potential shares exercisable under stock option and restricted stock grant plans		242
Less: shares which could be repurchased under treasury stock method		(227)
Diluted	$6,206	17,143	$0.36

No calculations have been presented for the three and six months ended July 2, 2005 and the six months ended July 3, 2004, as the impact of such calculations are anti-dilutive. Average shares outstanding

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

for the three and six months ended July 2, 2005 were 10,424,627 and 10,421,542, respectively. Average shares outstanding for the six months ended July 3, 2004 were 9,305,423.

As of July 2, 2005, the Company’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
PIK preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, all shares of Class B, C, D and E Common Stock may be converted into an equal number of shares of Class A Common Stock. See Note 11 to the Consolidated Financial Statements, for additional information related to the Company’s PIK Preferred Shares.

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of common stock of the old Polymer Group Inc.’s Class 4 General Unsecured Claims per the old Polymer Group Inc.’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all periods of fiscal 2004 presented, the pro forma earnings (losses) available per common share would be $0.41 (basic) and $0.34 (diluted) for the three months ended July 3, 2004 and $(0.42) (basic and diluted) for the six months ended July 3, 2004.

As of July 2, 2005, the PIK Preferred Shares were convertible at the option of the holders into approximately 8,627,805 shares of the Company’s Class A Common Stock.

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers—reflecting how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and six months ended July 2, 2005 and the three and six months ended July 3, 2004 relating to plant realignment costs, foreign currency losses and arbitration settlement, net which have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales
Nonwovens	$192,170	$164,139	$386,706	$327,853
Oriented Polymers	43,683	46,264	93,508	88,792
	$235,853	$210,403	$480,214	$416,645
Operating income (loss)
Nonwovens	$17,938	$11,839	$34,661	$23,774
Oriented Polymers	3,582	4,688	8,846	8,226
Unallocated Corporate	(5,439)	(4,189)	(10,976)	(8,317)
	16,081	12,338	32,531	23,683
Plant realignment costs	(5)	(656)	(9)	(1,241)
Foreign currency loss	(70)	(432)	(94)	(988)
Arbitration settlement, net	—	13,394	—	13,394
	$16,006	$24,644	$32,428	$34,848
Depreciation and amortization expense
Nonwovens	$11,353	$10,501	$22,451	$21,073
Oriented Polymers	2,355	1,998	4,457	4,072
Unallocated Corporate	(37)	323	(78)	353
Depreciation and amortization expense included in operating income	13,671	12,822	26,830	25,498
Amortization of loan acquisition costs	503	490	1,007	969
	$14,174	$13,312	$27,837	$26,467
Capital spending
Nonwovens	$24,618	$4,099	$34,614	$8,453
Oriented Polymers	117	251	215	401
Corporate	—	—	—	—
	$24,735	$4,350	$34,829	$8,854

	July 2, 2005	January 1, 2005
Division assets
Nonwovens	$697,818	$716,532
Oriented Polymers	144,356	149,393
Corporate	17,289	16,191
Eliminations	(110,159)	(127,558)
	$749,304	$754,558

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region from which the sale is made is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales
United States	$107,598	$95,802	$221,020	$187,946
Canada	27,467	27,723	58,435	56,315
Europe	48,623	48,774	99,307	99,158
Asia	11,031	8,070	22,041	14,888
Latin America	41,134	30,034	79,411	58,338
	$235,853	$210,403	$480,214	$416,645
Operating income (loss)
United States	$1,150	$126	$1,849	$(649)
Canada	1,617	2,104	4,748	4,029
Europe	4,535	3,965	8,804	8,410
Asia	1,344	1,056	2,209	1,600
Latin America	7,435	5,087	14,921	10,293
	16,081	12,338	32,531	23,683
Plant realignment costs	(5)	(656)	(9)	(1,241)
Foreign currency loss	(70)	(432)	(94)	(988)
Arbitration settlement, net	—	13,394	—	13,394
	$16,006	$24,644	$32,428	$34,848
Depreciation and amortization expense
United States	$6,398	$6,093	$12,461	$11,916
Canada	1,799	1,454	3,357	2,957
Europe	2,385	2,252	4,885	4,595
Asia	986	998	1,983	1,992
Latin America	2,103	2,025	4,144	4,038
Depreciation and amortization expense included in operating income	13,671	12,822	26,830	25,498
Amortization of loan acquisition costs	503	490	1,007	969
	$14,174	$13,312	$27,837	$26,467

	July 2, 2005	January 1, 2005
Region assets:
United States	$217,364	$166,469
Canada	92,126	99,382
Europe	230,463	294,811
Asia	39,904	35,996
Latin America	169,447	157,900
	$749,304	$754,558

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 15.   Foreign Currency (Gain) Loss

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Included in operating income	$70	$432	$94	$988
Included in other, net	(306)	308	(752)	1,028
	$(236)	$740	$(658)	$2,016

For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Foreign currency gain/ loss in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Foreign currency gain/ loss in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency gain/ loss in the Consolidated Statement of Operations.

The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in foreign currency gain/loss. Other foreign currency gains and losses, primarily related to intercompany loans and debt, are included in Other, net.

Note 16.   Legal Proceedings and Commitments

On August 18, 2003, The Intertech Group, Inc. (“TIG”), an affiliate of Jerry Zucker, the former Chief Executive Officer of the Company, filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and TIG, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. On April 29, 2005, the Company entered into a Settlement Agreement, Receipt and Release (the “Settlement Agreement”) with Jerry Zucker, TIG and ZS Associates LLC (an affiliate of Mr. Zucker). Pursuant to the Settlement Agreement, the Company paid TIG $3.1 million as full and final settlement. In addition, the Settlement Agreement contains mutual general releases of any and all claims by and among the parties thereto, and a requirement that the Company and TIG file a joint stipulation dismissing, with prejudice, TIG’s lawsuit against the Company, which was appropriately filed on May 2, 2005. The settlement amount was approximately equal to amounts previously accrued and, accordingly, there was no gain or loss recognized in the three months ended July 2, 2005.

During the second quarter of 2005, the Company received approximately $0.8 million as its portion of class-action settlement agreements with various suppliers of raw materials. These recoveries were included in Selling, general and administrative expenses for the three and six months ended July 2, 2005.

As part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed capital projects, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

lines in the facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of July 2, 2005 totaled approximately $77.8 million and are expected to be expended over the remainder of fiscal 2005 and fiscal 2006.

The Company is continuing its review of strategic alternatives, which could include, among other possibilities, the recapitalization of the Company and does not currently have a target date established for the completion of this review. Additionally, there can be no assurance that this process will result in any transaction or transactions taking place or being completed.

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently completed a review of the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and Quarterly Report on Form 10-Q for the quarter ended April 2, 2005. The Company believes that all issues raised in the Comment Letter have been resolved to the mutual satisfaction of the SEC Staff and the Company, with one exception. In the Comment Letter, the SEC Staff asked the Company to provide support for its position that no gain or loss should have been recognized in connection with the exchange in fiscal 2004 of its Junior Notes for PIK Preferred Shares (the “Exchange”). The Company has provided detailed support for its position and has advised the SEC Staff that, after careful analysis, it continues to believe that the Company’s financial statements properly reflect the economic substance of the Exchange in accordance with accounting principles generally accepted in the United States. The SEC Staff is evaluating the Company’s response, and this issue remains unresolved. Although the Company believes that it has correctly accounted for the Exchange, the relevant accounting issues are complex, and there can be no certainty that the SEC Staff ultimately will agree with our position. Absent guidance from the SEC Staff, we cannot estimate with any degree of certainty the impact of the SEC Staff’s position on our historical financial statements, although the Company is confident that such changes, if any, will not affect previously reported operating income, cash flows or compliance with bank covenants.

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first six months of 2005 included: (i) the conversion of 5 shares of the Company’s PIK Preferred Shares into approximately 686 shares of the Company’s Class A Common Stock, and (ii) the issuance of 5,540 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $5.6 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $8.5 million in excess of the amounts accrued at the stated dividend rate on the PIK Preferred Shares.

Noncash transactions in the first six months of 2004 included: (i) the payment-in-kind in lieu of cash payment of $1.3 million of interest expense on the Junior Notes; (ii) the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,382 shares of the Company’s Class A Common Stock; (iii) the exchange of $42.6 million of the Company’s Junior Notes into approximately 42,633 shares of the Company’s PIK Preferred Shares; and (iv) the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 18.   Subsequent Events

On July 28, 2005, the Company’s Board of Directors declared a dividend, payable in the form of additional PIK Preferred Shares in the amount of approximately $4.7 million, which amount was accrued as of July 2, 2005 and included as a component of the Company’s PIK Preferred Shares in the Consolidated Balance Sheet. As a result of such declaration by the Company’s Board of Directors, in the quarter ending October 1, 2005, the Company will record additional dividends, and a corresponding increase in additional paid-in capital, associated with the issuance of the additional PIK Preferred Shares, in the amount of approximately $12.4 million, representing the estimated fair value of the additional PIK Preferred Shares issued as of the dividend declaration date, reduced by the dividends previously accrued at the stated dividend rate of 16.0%.

The Company’s Board of Directors, on July 28, 2005, authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. The redemption price is expected to be paid through the issuance of the Company’s Class A Common Stock. Based on the closing price of the Class A Common Stock on August 10, 2005, a holder of one PIK Preferred Share would receive 36.29764 shares of Class A Common Stock. However, the PIK Preferred Shares are convertible at the option of the holder into 137.14286 shares of Class A Common Stock. As a result, the Company currently expects that the holders of the PIK Preferred Shares will convert their holdings to Class A Common Stock prior to the redemption date.

In the event that the PIK Preferred Shares are converted to Class A Common Stock, as described in the preceeding paragraph, the proforma adjustment to the Consolidated Balance Sheet as of July 2, 2005 would be an increase in additional paid-in capital and total shareholders’ equity of $63.0 million, with a corresponding reduction to PIK Preferred Shares.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the period ended January 1, 2005. In addition, it should be noted that the Company’s gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including the Company, include such costs in selling, general and administrative expenses. Similarly, some entities, including the Company, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain statement of operations items.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	50.6	48.3	50.8	47.5
Labor	8.3	9.8	8.4	9.9
Overhead	23.3	24.4	22.9	24.7
	82.2	82.5	82.1	82.1
Gross profit	17.8	17.5	17.9	17.9
Selling, general and administrative expenses	11.0	11.6	11.1	12.2
Plant realignment costs	—	0.3	—	0.3
Foreign currency loss	—	0.2	—	0.2
Arbitration settlement, net	—	(6.3)	—	(3.2)
Operating income	6.8	11.7	6.8	8.4
Other expense (income):
Interest expense, net	3.5	4.5	3.3	5.9
Minority interests	0.4	0.3	0.4	0.3
Other, net	(0.1)	2.5	(0.1)	1.5
Income before income tax expense	3.0	4.4	3.2	0.7
Income tax expense	1.3	1.7	1.2	1.4
Net income (loss)	1.7	2.7	2.0	(0.7)
Accrued and paid-in-kind dividends on PIK preferred shares	1.0	0.6	2.8	0.3
Income (loss) applicable to common shareholders	0.7%	2.1%	(0.8)%	(1.0)%

Comparison of Three Months Ended July 2, 2005 and July 3, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended July 2, 2005, the three months ended July 3, 2004 and the corresponding change (in millions):

	Three Months Ended July 2, 2005	Three Months Ended July 3, 2004	Change
Net sales
Nonwovens	$192.2	$164.1	$28.1
Oriented Polymers	43.7	46.3	(2.6)
	$235.9	$210.4	$25.5
Operating income (loss)
Nonwovens	$17.9	$11.8	$6.1
Oriented Polymers	3.6	4.7	(1.1)
Unallocated Corporate, net of eliminations	(5.4)	(4.2)	(1.2)
	16.1	12.3	3.8
Plant realignment costs	—	(0.7)	0.7
Foreign currency loss	(0.1)	(0.4)	0.3
Arbitration settlement, net	—	13.4	(13.4)
	$16.0	$24.6	$(8.6)

The amounts for plant realignment costs, foreign currency losses and arbitration settlement, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before unusual or special items.

Net Sales

Consolidated net sales were $235.9 million in the three months ended July 2, 2005, an increase of $25.5 million or 12.1% over the comparable period of 2004 consolidated net sales of $210.4 million. Net sales for the three months ended July 2, 2005 in the Nonwovens segment improved over comparable 2004 fiscal year results by 17.1%, while net sales in the Oriented Polymers segment declined 5.6%. A reconciliation of the change in net sales between the three months ended July 3, 2004 and the three months ended July 2, 2005 is presented in the following table (in millions):

Net sales—three months ended July 3, 2004	$210.4
Change in sales due to:
Price/mix	22.2
Volume	(0.4)
Foreign currency translation	3.7
Net sales—three months ended July 2, 2005	$235.9

The increase in net sales during the second quarter of 2005 was due primarily to price/mix improvements. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. During the quarter, the Company continued to follow the consistent policy of attempting to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. Although down in total, volume gains of $8.4 million were reported in the nonwovens business. Volume increases in the Nonwovens segment were in the United States, Latin American and Asian markets, partially offset by declines in Europe.

A significant component of the nonwovens business volume increase of $8.4 million in sales in the second quarter of fiscal 2005 was generated in the Latin American region. Although the San Luis Potosi, Mexico capacity expansion was completed in late 2003, it didn’t reach full productive capacity until the second quarter of fiscal 2004. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene sales. In the Company’s U.S. nonwovens business, the hygiene, medical, wipes and consumer markets contributed to the double-digit increases from 2004 as new products were introduced into the markets and new customer relationships generated substantial sales increases. Most of Asia’s volume gains were in its medical market. Oriented Polymers’ decrease in sales volume was primarily due to declines in product sales in certain of its businesses, with a significant portion comprised of lower-margin, commodity items.

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during the second quarter of fiscal 2005 compared to the same quarter in fiscal 2004, resulting in an increase in net sales of $3.7 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 to this Quarterly Report on Form 10-Q.

Operating Income

A reconciliation of the change in operating income between the three months ended July 3, 2004 and the three months ended July 2, 2005 is presented in the following table (in millions):

Operating income—three months ended July 3, 2004	$24.6
Change in operating income due to:
Arbitration settlement, net	(13.4)
Price/mix	21.8
Higher raw material costs	(16.2)
Volume	(0.1)
Lower plant realignment costs, net	0.7
Foreign currency translation	0.3
Higher depreciation and amortization expense	(0.8)
All other, primarily higher SG&A costs	(0.9)
Operating income—three months ended July 2, 2005	$16.0

Consolidated operating income was $16.0 million in the three months ended July 2, 2005 as compared to $24.6 million in the comparable period of 2004. Operating income in the second quarter of 2004 was benefited by the $13.4 million arbitration settlement, net of expenses. The financial effect of price/mix improvements more than offset the higher raw material costs, reflecting the benefits of the Company’s new product introductions and ongoing efforts to pass through any cost increases in raw materials. Also contributing to the improvement of operating income were lower plant realignment costs, net of $0.7 million. Offsetting these favorable impacts were higher depreciation and amortization charges and higher selling, general and administrative expenses. Selling, general and administrative expenses are higher primarily as a result of increased non-cash compensation costs related to the Company’s stock option plans. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America.

Interest Expense and Other

Net interest expense decreased $1.2 million, from $9.4 million during the three months ended July 3, 2004 to $8.2 million during the three months ended July 2, 2005. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004, and the elimination of interest expense on the $42.6 million of Junior Notes due to their conversion to PIK Preferred Shares by the Company’s majority shareholder, who exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 of the PIK Preferred Shares. The 2004 interest expense includes $0.5 million of payment-in-kind in lieu of cash interest on the Junior Notes.

The Consolidated Statement of Operations for the second quarter of 2004 included a charge of $5.0 million for the write-off of the remaining loan acquisition costs related to the Restructured Credit Facility. Other, net improved by $0.7 million, from an expense of $0.3 million in the second quarter of fiscal 2004 to income of $0.4 million in the second quarter of fiscal 2005. The improvement in other, net was primarily due to the foreign currency gains recognized by foreign subsidiaries on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

The Company recognized income tax expense of $3.1 million for the three months ended July 2, 2005 on consolidated income before income taxes of $7.2 million. This income tax expense is in excess of the U.S. federal statutory rate partially due to losses in certain jurisdictions for which no tax income benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $3.6 million for the three months ended July 3, 2004 on a consolidated income before income taxes of $9.4 million for such period. The income tax expense was primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the United States and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $4.1 million during the three months ended July 2, 2005 compared to net income of $5.7 million during the three months ended July 3, 2004.

Accrued Dividends on PIK Preferred Shares

The Company accrued dividends at the stated rate of 16.0% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million compared to a partial quarter’s accrued dividend of $1.3 million for the prior year’s comparable period as a result of the PIK Preferred Shares being issued on April 27, 2004.

Income (Loss) Applicable to Common Shareholders

As a result of the above, the Company recognized income applicable to common shareholders of $1.7 million, or $0.16 per share on a basic and diluted basis, for the three months ended July 2, 2005 compared to income applicable to common shareholders of $4.5 million, or $0.45 per share on a basic basis, for the three months ended July 3, 2004. Diluted income per common share for the three months ended July 3, 2004 amounted to $0.36 per share.

Comparison of Six Months Ended July 2, 2005 and July 3, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the six months ended July 2, 2005, the six months ended July 3, 2004 and the corresponding change (in millions):

	Six Months Ended July 2, 2005	Six Months Ended July 3, 2004	Change
Net sales
Nonwovens	$386.7	$327.8	$58.9
Oriented Polymers	93.5	88.8	4.7
	$480.2	$416.6	$63.6
Operating income (loss)
Nonwovens	$34.7	$23.8	$10.9
Oriented Polymers	8.8	8.2	0.6
Unallocated Corporate, net of eliminations	(11.0)	(8.3)	(2.7)
	32.5	23.7	8.8
Plant realignment costs	—	(1.3)	1.3
Foreign currency gain/loss	(0.1)	(1.0)	0.9
Arbitration settlement, net	—	13.4	(13.4)
	$32.4	$34.8	$(2.4)

The amounts for plant realignment costs, foreign currency losses and arbitration settlement, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before unusual or special items.

Net Sales

Consolidated net sales were $480.2 million in the six months ended July 2, 2005, an increase of $63.6 million or 15.3% over the comparable 2004 period’s consolidated net sales of $416.6 million. Net sales for the six months ended July 2, 2005 in the Nonwovens and Oriented Polymers segments improved over comparable 2004 fiscal year results by 18.0% and 5.3%, respectively. A reconciliation of the change in net sales between the six months ended July 3, 2004 and the six months ended July 2, 2005 is presented in the following table (in millions):

Net sales—six months ended July 3, 2004	$416.6
Change in sales due to:
Price/mix	42.4
Volume	13.7
Foreign currency translation	7.5
Net sales—six months ended July 2, 2005	$480.2

The increase in net sales during the first six months of 2005 was due primarily to price/mix improvements and volume gains. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. The Company has followed the consistent policy of attempting to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions.

A significant component of the $13.7 million increase in sales in the first half of 2005, due to volume growth, was generated in the Latin American region. Although the San Luis Potosi, Mexico capacity expansion was completed in late 2003, it didn’t reach full productive capacity until the second quarter of 2004. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene sales. In the Company’s U.S. nonwovens business, the hygiene, consumer and industrial markets contributed to the double-digit increases over 2004 as new products were introduced into the markets and new customer relationships generated substantial sales increases. Nonwoven sales volumes decreased slightly in Europe. Oriented Polymers’ increase in sales was due primarily to a price/mix improvement, partially offset by lower sales volumes of certain commodity-based products.

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during the first six months of 2005 compared to 2004, resulting in an increase in net sales of $7.5 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 to this Quarterly Report on Form 10-Q.

Operating Income

A reconciliation of the change in operating income between the six months ended July 3, 2004 and the six months ended July 2, 2005 is presented in the following table (in millions):

Operating income—six months ended July 3, 2004	$34.8
Change in operating income due to:
Arbitration settlement, net	(13.4)
Price/mix	42.7
Higher raw material costs	(36.5)
Volume	4.2
Lower manufacturing costs	1.4
Lower plant realignment costs, net	1.2
Foreign currency translation	0.7
Higher depreciation and amortization expense	(1.3)
All other, primarily higher SG&A costs	(1.4)
Operating income—six months ended July 2, 2005	$32.4

Consolidated operating income was $32.4 million in the first six months of 2005 as compared to $34.8 million in the comparable period of 2004. Operating income in the first half of 2004 was benefited by the $13.4 million arbitration settlement, net of expenses. The financial effect of price/mix improvements more than offset the higher raw material costs, reflecting the benefits of the Company’s new product introductions and ongoing efforts to pass through any cost increases in raw materials. The net improvement in operating income was positively impacted by the volume gains noted in the net sales discussion above. Other items contributing to the improvement of operating income were lower manufacturing costs of $1.4 million and lower plant realignment costs, net of $1.2 million. Offsetting these favorable impacts were higher depreciation and amortization charges and higher selling, general and administrative expenses. Selling, general and administrative expenses are higher primarily due to increased sales volume and increased non-cash compensation costs related to the Company’s stock option plan. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America.

Interest Expense and Other

Net interest expense decreased $8.5 million, from $24.5 million during the six months ended July 3, 2004 to $16.0 million during the six months ended July 2, 2005. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004, and the elimination of interest expense on $42.6 million of the Junior Notes due to their conversion to PIK Preferred Shares by the Company’s majority shareholder who exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares. The 2004 interest expense includes $1.5 million of payment-in-kind in lieu of cash interest on the Junior Notes.

The Consolidated Statement of Operations for the first six months of 2004 included a charge of $5.0 million for the write-off of the remaining loan acquisition costs related to the Restructured Credit Facility. Other, net improved by $1.9 million, from an expense of $1.1 million in the first half of fiscal 2004 to income of $0.8 million in the first half of fiscal 2005. The improvement in other, net was primarily due to the foreign currency gains recognized by foreign subsidiaries on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

The Company recognized income tax expense of $5.9 million for the six months ended July 2, 2005 on consolidated income before income taxes of $15.2 million. This income tax expense is marginally higher than the U.S. federal statutory rate partially due to losses in certain jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $6.1 million for the six months ended July 3, 2004 on consolidated income before income taxes of $3.1 million for such period. The income tax expense was primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the United States and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $9.2 million during the six months ended July 2, 2005 compared to a net loss of $3.0 million during the six months ended July 3, 2004.

Accrued and Paid-in-kind Dividends on PIK Preferred Shares

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares.  On such date, the closing price of the Company’s Class A Common Stock on the Over-the-Counter Bulletin Board was $18.50 per share.

The Company has restated its first quarter results to record the estimated fair value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the market value of the Company’s Class A Common Stock on January 14, 2005 of $18.50 per share, the estimated fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount accrued of $5.6 million, based upon the stated rate by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding  increase in additional paid-in capital.

The Company accrued dividends at the stated rate of 16.0% on its PIK Preferred Shares during the six months ended July 2, 2005 in the amount of $4.7 million. In addition, the Company recorded an $8.5 million dividend charge to reflect the declaration by the Company’s Board of Directors on January 14, 2005, of the issuance of 5,540 PIK Preferred Shares as payment-in-kind for dividends from the date of issuance through December 31, 2004 at the estimated fair value of the underlying securities issued in excess of the amount of the dividends previously accrued at the stated rate of 16.0%. As a result of the PIK Preferred Shares being initially issued on April 27, 2004, the Company accrued dividends at the stated rate of 16.0% during the first six months of 2004 in the amount of $1.3 million.

On July 28, 2005, the Company’s Board of Directors declared a dividend, payable in the form of additional PIK Preferred Shares in the amount of approximately $4.7 million, which amount was accrued as of July 2, 2005 and included as a component of the Company’s PIK Preferred Shares in the Consolidated Balance Sheet. As a result of such declaration by the Company’s Board of Directors, in the quarter ending October 1, 2005, the Company will record additional dividends, and a corresponding increase in additional paid-in capital, associated with the issuance of the additional PIK Preferred Shares in the amount of approximately $12.4 million, representing the estimated fair value of the additional PIK Preferred Shares issued as of the dividend declaration date, reduced by the dividends previously accrued at the stated dividend rate of 16.0%.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $4.0 million, or $(0.38) per share on a basic and diluted basis, for the six months ended July 2, 2005 compared to a loss applicable to common shareholders of $4.3 million, or ($0.46) per share on a basic and diluted basis, for the six months ended July 3, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Bank Facility, consisting of a revolving credit facility with aggregate commitments of up to $50.0 million and a senior secured first lien term loan of $300.0 million and a senior secured second lien term loan of $125.0 million. The revolving portion of the Bank Facility terminates on April 27, 2009, the first lien term loan is due April 27, 2010 and the second lien term loan is due April 27, 2011. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 2, 2005, the Company was in compliance with all such covenants. Additionally, as of July 2, 2005, the Company had no outstanding borrowings under the revolving credit agreement.

	July 2, 2005	January 1, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$25.2	$41.3
Working capital	183.4	187.3
Total assets	749.3	754.6
Total debt	411.5	414.0
PIK Preferred Shares, expected to be settled with shares of common stock	63.0	58.3
Total shareholders’ equity	70.4	73.8

	Six Months Ended
	July 2, 2005	July 3, 2004
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$21.7	$16.8
Net cash used in investing activities	(34.5)	(8.1)
Net cash used in financing activities	(2.5)	(9.0)

Operating Activities

Net cash provided by operating activities was $21.7 million during the first six months of 2005, a $4.9 million increase from the $16.8 million provided by operating activities during the first half of 2004, which included a $13.4 million non-recurring net cash inflow from an arbitration settlement. Cash provided by operations increased from the comparable period of the prior year primarily due to improved operating results.

Working capital at July 2, 2005 did not change significantly from that at January 1, 2005 as increases in trade receivables and inventory were generally offset by an increase in trade payables and a decrease in cash, primarily resulting from the Company’s funding of substantial capital expenditures during the first six months of 2005. Accounts receivable at July 2, 2005 was $122.6 million as compared to $113.5 million on January 1, 2005, an increase of $9.1 million. Accounts receivable represented approximately 47 days of sales outstanding at July 2, 2005, compared to 46 days of sales outstanding at January 1, 2005. The increase was partially attributable to the growth in net sales in foreign locations, which often have extended payment terms as compared to domestic terms of sale. Inventories at July 2, 2005 were $113.6 million, an increase of $7.3 million from inventories at January 1, 2005 of $106.3 million. The Company had inventory representing approximately 53 days of cost of sales on hand at July 2, 2005 as compared to 54 days of cost of sales on hand at January 1, 2005. Accounts payable at July 2, 2005 was $64.5 million as compared to $63.8 million at January 1, 2005, an increase of $0.7 million. Accounts payable represented approximately

30 days of cost of sales outstanding at July 2, 2005 as compared to 32 days of cost of sales outstanding at January 1, 2005.

Investing and Financing Activities

Cash used in investing activities amounted to $34.5 million and $8.1 million for the first six months of 2005 and 2004, respectively. Capital expenditures during the six months ended July 2, 2005 totaled $34.8 million, an increase of $26.0 million over capital spending of $8.9 million in the first six months ended July 3, 2004. A significant portion of the capital expenditures in 2005 related to the installation of new nonwovens production lines at the Cali, Colombia and Mooresville, North Carolina manufacturing sites and at the new site in Suzhou, China. The Cali, Colombia line is expected to become operational during the fourth quarter of fiscal 2005. Investing activities during the first six months of 2005 and 2004 included proceeds from the sale of assets of $0.4 million and $0.8 million, respectively.

Cash used in financing activities amounted to $2.5 million for the first half of 2005, as compared to $9.0 million being used in financing activities for the first half of 2004. In the first six months of 2005, the Company repaid, on a net basis, $2.4 million of its debt, whereas the Company incurred debt, on a net basis, of $3.3 million, and paid $12.3 million of loan acquisition costs in conjunction with the refinancing during the first six months of 2004.

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

The Company has restated its first quarter results to record the estimated fair value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated rate of 16.0%. Using the market value of the Company’s Class A Common Stock on January 14, 2005 of $18.50 per share, the estimated fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount accrued of $5.6 million, based upon the stated rate, by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding  increase in additional paid-in capital. See Note 1, Restatement of Results for the Three Months Ended April 2, 2005,  to the unaudited Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

Additionally, on July 28, 2005, the Company’s Board of Directors declared a dividend, payable in the form of additional PIK Preferred Shares, to holders of record of the PIK Preferred Shares as of August 15, 2005 in the amount of approximately $4.7 million, which amount was accrued as of July 2, 2005 and included as a component of the Company’s PIK Preferred Shares in the Consolidated Balance Sheet. As a result of such declaration by the Company’s Board of Directors, in the quarter ending October 1, 2005, the Company will record dividends associated with the issuance of the additional PIK Preferred Shares in the amount of approximately $12.4 million, representing the estimated fair value of the additional PIK

Preferred Shares issued as of the dividend declaration date, reduced by the dividends previously accrued at the stated dividend rate of 16.0%.

The Company’s Board of Directors, on July 28, 2005, authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. The redemption price is expected to be paid through the issuance of the Company’s Class A Common Stock. Based on the closing price of the Class A Common Stock on August 10, 2005, a holder of one PIK Preferred Share would receive 36.29764 shares of Class A Common Stock. However, the PIK Preferred Shares are convertible at the option of the holder into 137.14286 shares of Class A Common Stock. As a result, the Company currently expects that the holders of the PIK Preferred Shares will convert their holdings to Class A Common Stock prior to the redemption date.

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

The Bank Facility contains covenants and events of default customary in financings of this type, including leverage and interest expense coverage covenants. The Bank Facility requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Excess cash flow required to be applied to the repayment of the Bank Facility is generally calculated as 50.0% of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of $750.0 thousand per quarter have been classified as a current liability. Additionally, no excess cash flow payment was made with respect to fiscal 2004 and, due to the magnitude of the planned major capital expenditures for fiscal 2005, any excess cash flow requirement is not expected to be significant. Additionally, as required by the terms of the Bank Facility, the Company entered into a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007.

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

The Company’s Board of Directors, on July 28, 2005, authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. The redemption price is expected to be paid through the issuance of the Company’s Class A Common Stock. Based on the closing price of the Class A Common Stock on August 10, 2005, a holder of one PIK Preferred Share would receive 36.29764 shares of Class A Common Stock. However, the PIK Preferred Shares are convertible at the option of the holder into 137.14286 shares of Class A Common Stock. As a result, the Company currently expects that the holders of the PIK Preferred Shares will convert their holdings to Class A Common Stock prior to the redemption date.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q, the Company has committed to several major capital projects to expand its worldwide capacity, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in its current facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of July 2, 2005 totaled approximately $77.8 million and are expected to be expended over the remainder of fiscal 2005 and fiscal 2006. The financial flexibility needed for these and other minor capital projects was provided in an amendment, dated March 16, 2005, to the Bank Facility.

The Company is continuing its review of strategic alternatives which could include, among other things, the recapitalization of the Company, and does not currently have a target date established for the completion of this review. Additionally, there can be no assurance that this process will result in any transaction or transactions taking place or being completed.

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

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first six months of both 2005 and 2004. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk’’ included in Item 3 of this Quarterly Report on Form 10-Q.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment,” is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to initially measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to remeasure the fair value of that award subsequently at each reporting date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently analyzing the new guidance and does not expect it to have a material impact on its financial position or results of operations.

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

Convertible Securities:   The Company records the accretion of dividends on the convertible securities based on the stated rate in the securities. If the Company’s Board of Directors, at the date of any dividend declaration, elects to satisfy the dividend obligation by payment-in-kind, the Company will recognize an additional dividend charge for the excess, if any, of the fair value of the securities issued, at the dividend declaration date, over the amounts previously accrued at the stated rate. As the Company’s convertible securities are not traded on an active market, determination of the fair value of the securities, at the date of dividend declaration, requires estimates and judgments, which may impact the valuation of the dividend paid-in-kind. Based on the fact that the convertible securities are deep-in-the money, the Company has estimated the fair value of the convertible security using the number of shares of the Company’s Common Stock into which the security is convertible at the then-current share price. While the Company believes its estimates of the fair value of the convertible security are reasonable, the utilization of different assumptions could produce materially different fair value estimates.

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004 the Company sold, on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. At July 2, 2005, a reserve of $9.7 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future credit losses could differ significantly from these estimates.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. As of July 2, 2005, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for asset impairments in the foreseeable future. However, should current business conditions or expectations of future performance deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

Recent SEC Review of Periodic Reports

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently completed a review of the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and Quarterly Report on

Form 10-Q for the quarter ended April 2, 2005. The Company believes that all issues raised in the Comment Letter have been resolved to the mutual satisfaction of the SEC Staff and the Company, with one exception. In the Comment Letter, the SEC Staff asked the Company to provide support for its position that no gain or loss should have been recognized in connection with the exchange in fiscal 2004 of its Junior Notes for PIK Preferred Shares (the “Exchange”). The Company has provided detailed support for its position and has advised the SEC Staff that, after careful analysis, it continues to believe that the Company’s financial statements properly reflect the economic substance of the Exchange in accordance with accounting principles generally accepted in the United States. The SEC Staff is evaluating the Company’s response, and this issue remains unresolved. Although the Company believes that it has correctly accounted for the Exchange, the relevant accounting issues are complex, and there can be no certainty that the SEC Staff ultimately will agree with our position. Absent guidance from the SEC Staff, we cannot estimate with any degree of certainty the impact of the SEC Staff’s position on our historical financial statements, although the Company is confident that such changes, if any, will not affect previously reported operating income, cash flows or compliance with bank covenants.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, the Company, as required by the terms of its Bank Facility, entered into an interest rate swap contract to convert $212.5 million of its variable-rate debt to fixed-rate debt. In addition, the Company includes short-term borrowings in its debt portfolio, especially in foreign countries, in an effort to minimize interest rate risk. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.0 million per year.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. In the Far East specifically, the Company has a presence in China, which revalued its currency, the yuan, in July, 2005. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first six months of 2005, compared to the same period of the prior fiscal year, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. In addition, the Company recently entered foreign currency forward contracts to manage its U.S. dollar exposure on Euro-based obligations for firm commitments related to significant capital projects. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased from 47.5% in the first six months of 2004 to 50.8% for the comparable period of 2005.

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

ITEM 4.                CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective, as of July 2, 2005.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended January 1, 2005 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. See Note 16 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report of Form 10-Q for additional details.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 2, 2005, 16,822 shares of the Company’s Class B Common Stock, and 2,271 shares of the Company’s Class C Common Stock, were converted into a total of 19,093 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on sections 3(a)(7) and 3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders of the Company at their Annual Meeting held on May 18, 2005, considered and voted to adopt and approve the following matters (the numbers below represent shares of Class A, B and C Common Stock, and PIK Preferred Stock Voting on an “as converted to Class A Common Stock’’ basis, voting as one class):

•       The election of eight (8) directors for one-year terms or until their successors are duly elected and qualified the following:

Name of Director	Votes in Favor	Votes Withheld
Pedro Arias	17,472,100	82,068
Ramon Betolaza	17,065,284	488,884
Lap Wai Chan	17,065,284	488,884
William B. Hewitt	17,065,488	488,680
Eugene Linden	17,472,124	82,044
James Ovenden	17,472,124	82,044
James Schaeffer	17,097,778	456,390
Michael Watzky	17,065,284	488,884

•       The proposed amendments to the 2003 Employee Stock Option Plan. The stock option plan provides for grants of stock options to eligible officers and other employees of the Company. The purpose of the amendments to the stock option plan is to modify the definition of “Change in Control” to add a change in ownership concept, eliminate certain limitations on individual award requirements and provide the Compensation Committee with additional flexibility. In addition, several amendments were driven by the newly issued deferred compensation rules under Section 409A of the Internal Revenue Code.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
15,174,040	854,072	668	1,525,388

•       The approval of the Short-Term Incentive Compensation Plan for certain of the Company’s employees. The short-term incentive compensation plan provides for grants of performance-based cash awards to eligible employees of the Company. The purpose of the short-term incentive compensation plan is to provide these individuals with incentives to maximize corporate performance and shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons to exert a positive impact on the Company’s financial results.

Votes in Favor	Votes Against	Votes Abstaining
16,671,157	882,278	733

•       The approval of the 2005 Stock Option Plan for the Company’s employees. The stock option plan provides for grants of restricted stock options to eligible employees of the Company. The purpose of the stock option plan is to provide these individuals with incentives to maximize corporate performance and shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
8,748,015	886,717	443	7,918,993

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Executive Employment Agreement dated March 30, 2004 between Polymer Group, Inc. and James L. Schaeffer.
10.2	Executive Employment Agreement dated October 27, 2003 between Polymer Group, Inc. and Willis C. Moore, III.
10.3	Polymer Group, Inc. 2003 Stock Option Plan(1)
10.4	Polymer Group, Inc. 2003 Stock Option Plan Amendments(2)
10.5	Polymer Group, Inc. 2004 Restricted Stock Plan(3)
10.6	Polymer Group, Inc. Short-Term Incentive Compensation Plan(4)
10.7	Polymer Group, Inc. 2005 Stock Option Plan(5)
10.8	Form of Stock Option Agreement(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)   Incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2004 (the “2004 Proxy Statement”).

(2)   Incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005 (the “2005 Proxy Statement”).

(3)   Incorporated by reference to Annex II of the 2004 Proxy Statement

(4)   Incorporated by reference to Annex II of the 2005 Proxy Statement.

(5)   Incorporated by reference to Annex III of the 2005 Proxy Statement.

(6)   Incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 filed with the SEC on December 14, 2004.

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