Form 10-Q
period 2005-10-01
POLYMER GROUP INC
filed 2005-11-14
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

On November 4, 2005 there were 18,867,190 shares of Class A common stock, 154,966 shares of Class B common stock and 31,131 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common shares is $.01 per share.

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

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	October 1,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,525	$41,296
Accounts receivable, net	123,646	113,491
Inventories	111,266	106,349
Deferred income taxes	235	226
Other current assets	32,872	37,140
Total current assets	295,544	298,502
Property, plant and equipment, net	412,809	402,603
Intangibles and loan acquisition costs, net	44,406	48,819
Deferred income taxes	—	1,489
Other assets	6,922	3,145
Total assets	$759,681	$754,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,013	$6,981
Accounts payable	67,138	63,773
Accrued liabilities	37,471	34,570
Income taxes payable	1,644	2,427
Current portion of long-term debt	3,031	3,413
Total current liabilities	115,297	111,164
Long-term debt	401,329	403,560
Deferred income taxes	66,795	65,468
Other noncurrent liabilities	21,944	27,319
Total liabilities	605,365	607,511
Minority interests	16,048	14,912
16% Series A convertible pay-in-kind preferred shares—0 and 52,716 shares issued and outstanding at October 1, 2005 and January 1, 2005	—	58,286
Shareholders’ equity:
Class A common stock—18,867,190 and 10,130,477 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	188	101
Class B convertible common stock—154,966 and 193,390 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	2	2
Class C convertible common stock—31,131 and 54,194 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	—	1
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	165,389	77,219
Retained earnings (deficit)	(52,389)	(33,820)
Accumulated other comprehensive income	25,078	30,346
Total shareholders’ equity	138,268	73,849
Total liabilities and shareholders’ equity	$759,681	$754,558

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 1, 2005 and October 2, 2004
(In Thousands, Except Per Share Data)

	Three Months	Three Months
	Ended	Ended
	October 1,	October 2,
	2005	2004
Net sales	$228,220	$204,554
Cost of goods sold	189,315	169,020
Gross profit	38,905	35,534
Selling, general and administrative expenses	25,431	22,561
Plant realignment costs	—	222
Asset impairment charges	—	1,710
Foreign currency loss, net	652	429
Arbitration settlement, net	—	282
Operating income	12,822	10,330
Other expense:
Interest expense, net	8,161	7,783
Minority interests	1,025	415
Other, net	80	676
Income before income tax expense	3,556	1,456
Income tax expense	3,362	2,052
Net income (loss)	194	(596)
Accrued and paid-in-kind dividends on PIK preferred shares	14,791	1,953
Loss applicable to common shareholders	$(14,597)	$(2,549)
Loss per common share:
Basic	$(1.17)	$(0.25)
Diluted	$(1.17)	$(0.25)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended October 1, 2005 and October 2, 2004
(In Thousands, Except Per Share Data)

	Nine Months	Nine Months
	Ended	Ended
	October 1,	October 2,
	2005	2004
Net sales	$708,434	$621,199
Cost of goods sold	583,669	510,910
Gross profit	124,765	110,289
Selling, general and administrative expenses	78,760	73,633
Plant realignment costs	9	1,463
Asset impairment charges	—	1,710
Foreign currency loss, net	746	1,417
Arbitration settlement, net	—	(13,112)
Operating income	45,250	45,178
Other expense (income):
Interest expense, net	24,195	32,317
Minority interests	3,013	1,522
Write-off of loan acquisition costs	—	5,022
Other, net	(685)	1,781
Income before income tax expense	18,727	4,536
Income tax expense	9,297	8,177
Net income (loss)	9,430	(3,641)
Accrued and paid-in-kind dividends on PIK preferred shares	27,999	3,224
Loss applicable to common shareholders	$(18,569)	$(6,865)
Loss per common share:
Basic	$(1.67)	$(0.71)
Diluted	$(1.67)	$(0.71)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Nine Months Ended October 1, 2005
(In Thousands)

				Accumulated
				Other
		Additional	Retained/	Comprehensive
	Common	Paid-in	Earnings	Income/		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income/(Loss)
Balance, January 1, 2005, audited	$104	$77,219	$(33,820)	$30,346	$73,849
Net income	—	—	9,430	—	9,430	$9,430
Accrued and paid-in-kind dividends on PIK preferred shares	—	23,349	(27,999)	—	(4,650)	—
Currency translation adjustment, net of taxes	—	—	—	(7,296)	(7,296)	(7,296)
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	2,028	2,028	2,028
Compensation recognized on stock options and restricted stock grants	—	1,980	—	—	1,980	—
Conversions and redemptions of PIK preferred shares to/for Class A common stock	86	62,841	—	—	62,927	—
Balance, October 1, 2005	$190	$165,389	$(52,389)	$25,078	$138,268	$4,162

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004
Operating activities:
Net income (loss)	$9,430	$(3,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	5,957	1,074
Write-off of loan acquisition costs	—	5,022
Depreciation and amortization	42,697	39,547
Asset impairment charges	—	1,710
Noncash interest and compensation	1,980	2,190
Changes in operating assets and liabilities:
Accounts receivable, net	(13,170)	(7,454)
Inventories	(7,507)	(3,484)
Other current assets	3,914	367
Accounts payable and accrued liabilities	8,811	(3,525)
Other, net	(5,027)	4,480
Net cash provided by operating activities	47,085	36,286
Investing activities:
Purchases of property, plant and equipment	(56,861)	(13,206)
Proceeds from sale of assets	354	783
Net cash used in investing activities	(56,507)	(12,423)
Financing activities:
Proceeds from issuance of debt	38,536	485,217
Repayment of debt	(42,110)	(488,770)
Loan acquisition costs and other financing costs	(50)	(12,051)
Net cash used in financing activities	(3,624)	(15,604)
Effect of exchange rate changes on cash	(725)	(42)
Net (decrease) increase in cash and cash equivalents	(13,771)	8,217
Cash and cash equivalents at beginning of period	41,296	21,336
Cash and cash equivalents at end of period	$27,525	$29,553

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

Changes in Estimates

During fiscal 2005, the estimated useful lives of certain machinery and equipment utilized in the Company’s operations were reduced to reflect the technological status and market conditions of certain aspects of the Company’s business. The effect of these changes was increased depreciation charges of $1.6 million and $2.7 million for the three and nine months ended October 1, 2005, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $25.1 million at October 1, 2005 consisted of $22.7 million of currency translation gains and $2.4 million of cash flow hedge gains, all net of applicable income tax. Accumulated other comprehensive income of $30.3 million at January 1, 2005

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

consisted of $30.0 million of currency translation gains and $0.3 million of cash flow hedge gains, all net of applicable income tax.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

guidance and does not expect it to have a material impact on its financial position or results of operations.

Note 2.   Concentration of Credit Risks and Accounts Receivable Securitization Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 14% and 12% of the Company’s sales in the first nine months of 2005 and 2004, respectively. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The allowance for doubtful accounts was approximately $10.3 million and $9.7 million at October 1, 2005 and January 1, 2005, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance.

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances for the purchase of domestic receivables at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During the first nine months of 2005, approximately $92.4 million of receivables had been sold under the terms of the factoring agreement. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was $4.2 million and $7.4 million at October 1, 2005 and January 1, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for the three and nine months ended October 1, 2005 were $0.1 million and $0.3 million, respectively, and are included in Other expense, net in the Consolidated Statement of Operations.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 3.   Business Restructuring

The Company continued its restructuring initiatives in 2004 by curtailing production of certain of its European assets and eliminating several production lines in the Canadian operations of its Oriented Polymers Division. The European and Canadian restructuring efforts in 2004 included the reduction of approximately 160 positions.

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. A summary of the business restructuring activity during the first nine months of fiscal 2005 is presented in the following table (in thousands):

Balance accrued at beginning of year	$561
2005 plant realignment costs	9
Cash payments	(359)
Adjustments	(29)
Balance accrued at end of period	$182

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Finished goods	$55,522	$50,482
Work in process	19,055	15,612
Raw materials	36,689	40,255
	$111,266	$106,349

Inventories are net of reserves of approximately $10.1 million and $8.2 million at October 1, 2005 and January 1, 2005, respectively. Such reserves are primarily for obsolete and slow-moving inventories and other valuation allowances. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	October 1,	January 1,
	2005	2005
Cost:
Proprietary technology	$30,094	$29,852
Goodwill	15,632	15,632
Loan acquisition costs and other	15,561	15,511
	61,287	60,995
Less accumulated amortization	(16,881)	(12,176)
	$44,406	$48,819

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of amortization expense are shown in the table below (in thousands):

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,068	$1,428	$3,186	$4,314
Loan acquisition costs included in interest expense, net	512	486	1,519	1,456
Total amortization expense	$1,580	$1,914	$4,705	$5,770

Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets included salaries, wages and other fringe benefits of $18.9 million and $20.4 million as of October 1, 2005 and January 1, 2005, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	October 1,	January 1,
	2005	2005
Senior Secured Bank Facility, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.25% as of October 1, 2005; due in quarterly payments of $750.0 thousand, with the balance due April 27, 2010	$279,250	$281,500
Second Lien Term Loan—interest at 10.25% as of October 1, 2005; due April 27, 2011	125,000	125,000
Other	110	473
	404,360	406,973
Less: Current maturities	(3,031)	(3,413)
	$401,329	$403,560

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

All borrowings under the Bank Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility and the related guarantees are secured by: (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries; (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company; and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Bank Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Bank Facility limits restricted payments to $5.0 million, including cash dividends on all securities, in the aggregate since the effective date of the Bank Facility. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At October 1, 2005, the Company was in compliance with all such covenants and expects to remain in compliance through the remainder of fiscal 2005.

The loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Bank Facility and determined based on year-end results, to reduce its then outstanding balances under the Bank Facility. Excess cash flows required to be applied to the repayment of the Bank Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of $750.0 thousand per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2004 and, due to the planned magnitude of the major capital expenditures for fiscal 2005, any excess cash flow requirement with respect to fiscal 2005 is not expected to be significant.

The interest rate applicable to borrowings under the Bank Facility is based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility is 300 basis points, the margin for the first lien term loan is 325 basis points and the margin for the second-lien term loan is 625 basis points. The Company may elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus 200 basis points. The Company had no outstanding borrowings under the revolving credit facility at either October 1, 2005 or January 1, 2005. The Company’s average borrowings under the revolving credit facility, which had an effective interest rate of approximately 8.21%, were $5.4 million for the period from January 2, 2005 to October 1, 2005. The revolving portion of the Bank Facility matures on April 27, 2009.

As required by the terms of the Bank Facility, the Company entered into a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 12 to the Consolidated Financial Statements.

Subject to certain terms and conditions, a maximum of $20.0 million of the Bank Facility may be used for revolving letters of credit. As of October 1, 2005, the Company had $10.2 million of standby and documentary letters of credit outstanding under this facility. Approximately $3.0 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at October 1, 2005.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China which matured in June 2005 and was renegotiated, with similar terms and conditions, for an additional twelve-month period expiring in June 2006. The amount of outstanding indebtedness under the facility was $5.9 million and $5.8 million at October 1, 2005 and January 1, 2005, respectively. The annual average interest rate on the new facility is approximately 4.49%. The Nanhai indebtedness is supported by a $3.0 million letter of credit issued by the Company’s agent bank and additional collateral was granted through the pledge of the Nanhai assets. In addition, Nanhai had outstanding bankers’ acceptances totaling $0.1 million and $1.2 million at October 1, 2005 and January 1, 2005, respectively. These notes, which are denominated in Chinese renminbi, mature within three months and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

At January 1, 2005, the Company’s Argentina-based majority owned subsidiary had a credit facility denominated in U.S. dollars totaling approximately $0.4 million (all with current maturities). These borrowings were fully repaid in the first quarter of 2005.

Note 8.   Income Taxes

The Company recognized income tax expense of $3.4 million and $9.3 million for the three and nine months ended October 1, 2005, respectively, on consolidated income before income taxes of $3.6 million and $18.7 million for the three and nine months ended October 1, 2005, respectively. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

During the three and nine months ended October 2, 2004, the Company recognized an income tax expense of $2.1 million and $8.2 million, respectively, on consolidated income before income taxes of $1.5 million and $4.5 million, respectively. The income tax expense was primarily due to foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for losses incurred in the U.S. and certain foreign jurisdictions.

Income tax refunds receivable were $11.7 million and $15.4 million at October 1, 2005 and January 1, 2005, respectively, and are largely comprised of amounts due from European tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 9.   Pension Benefits and Postretirement Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of net periodic benefit costs for the three and nine months ended October 1, 2005 and October 2, 2004 are as follows (in thousands):

	Pension Benefit Plans
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Current service costs	$626	$583	$1,917	$1,743
Interest costs on projected benefit obligation and other	1,359	1,242	4,138	3,713
Return on plan assets	(1,486)	(1,321)	(4,529)	(3,950)
Amortization of transition obligation and other	7	(3)	20	(9)
Periodic benefit cost, net	$506	$501	$1,546	$1,497

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Current service costs	$46	$101	$136	$303
Interest costs on projected benefit obligation	123	216	366	644
Amortization of transition obligation and other	(29)	—	(85)	—
Periodic benefit cost, net	$140	$317	$417	$947

As of October 1, 2005, the Company contributed $5.3 million to its pension plans for the 2005 benefit year. The Company presently anticipates contributing an additional $0.6 million to fund its pension plans in 2005, for a total of $5.9 million.

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

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plan

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options have a 4-5 year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period beginning January 4, 2004. As of October 1, 2005, the Company had awarded grants of non-qualified stock options to purchase 400,000 shares of the Company’s Class A Common Stock. As of October 1, 2005, 400,000 shares of the Company’s Class A Common Stock were reserved for issuance under the 2003 Plan and no additional stock options are available for future grants under the 2003 Plan.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

The compensation costs related to the 2003 Plan for the three and nine months ended October 1, 2005 were $0.5 million and $2.0 million, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 2, 2004, these costs were $3,600 and $183,600, respectively.

The 2005 Stock Option Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options will only vest and become exercisable on the occurrence of a change in control, and only after certain target thresholds tied to the cash received by MatlinPatterson Global Opportunities Fund, L.P. and its affiliates are reached in the change in control transaction, or from the conversion of securities received in the change in control transaction into cash within one year following the change in control. The term of each stock option shall end on June 30, 2008, unless the stock option has been exercised, with a provision to extend the date of exercise by up to one year following a change in control in which securities are issued as part of the consideration of the transaction. The Company may award grants of non-qualified stock options to purchase up to 200,000 shares of the Company’s Class A Common Stock. As of October 1, 2005, no awards have been granted under the 2005 Plan.

Restricted Stock Plan

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for issuance of restricted shares to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first nine months of 2005, the Company awarded 1,316 restricted shares to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with the restricted stock grants totaled $30,000 for the first nine months of both 2005 and 2004 and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of October 1, 2005, 154,964 shares of the Company’s Class A Common Stock are available for future grants.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, the Company accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by the Company’s Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares, the Company recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued.

At any time prior to June 30, 2012, the holders of the PIK Preferred Shares could have elected to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares which approximates an initial conversion price equal to $7.29 per share. On June 30, 2012, the Company must redeem all of the PIK Preferred Shares then outstanding at a price equal to $1,000 per share plus any other accrued and unpaid dividends thereon whether or not declared, which amount will be payable by the Company (“mandatory redemption price”), at the option of the Company, (i) in cash; (ii) through the issuance of shares of Class A Common Stock; or (iii) through a combination thereof. If paid in stock, the number of shares to be delivered by the Company will be the mandatory redemption price (as defined earlier) divided by the then current market price of a share of Class A Common Stock.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million.

On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

$17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock, as described below.

Also, on July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the “Redemption Date”). In accordance with the terms of the PIK Preferred Shares, the Company would redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

As of the close of business on the Redemption Date, five PIK Preferred Shares had been redeemed by the Company with the redemption price being paid by the issuance of 187 shares of Class A Common Stock. Additionally, 62,916 PIK Preferred Shares had been converted by holders into 8,628,473 shares of Class A Common Stock. As a result of these transactions, approximately 8,628,660 additional shares of Class A Common Stock are now outstanding and no PIK Preferred Shares are currently outstanding.

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

The Company uses interest-rate derivative instruments to manage its exposure on its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the interest payments associated with approximately 50% of the debt to fixed amounts at a LIBOR rate of 3.383%. As of October 1, 2005, the notional amount of this contract, which expire on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the Bank Facility debt.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments under the senior secured term loans and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the interest component associated with the Bank Facility. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss). The fair value of the interest rate swap of $3.6 million as of October 1, 2005 and $0.3 million as of January 1, 2005 was based on current settlement values and was included in Other noncurrent assets in the Consolidated Balance Sheets.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

The impact of these swaps on Interest expense, net for the three and nine months ended October 1, 2005 was a decrease of $0.1 million and an increase of $0.5 million, respectively. For the three and nine months ended October 2, 2004, the impact was an increase of $1.0 million and $1.6 million, respectively.

The Company has entered into certain foreign currency forward contracts to manage its U.S. dollar exposure on Euro-based obligations for firm commitments related to significant capital projects. As of October 1, 2005, forward contracts were executed for spunmelt line purchases related to the Suzhou, China plant and Mooresville, North Carolina expansion. In accordance with SFAS No. 133, the Company designated the option as a fair value hedge of the variability of the fair market value of a firm purchase commitment. The agreement’s terms ensure complete effectiveness in offsetting the foreign currency variability associated with the firm commitment.

Note 13.   Earnings Per Share and Shareholders’ Equity

No calculations have been presented to reconcile basic income per common share to diluted income per common share for the three and nine months ended October 1, 2005 and the three and nine months ended October 2, 2004, as the impact of such calculations are anti-dilutive. Average shares outstanding for the three and nine months ended October 1, 2005 were 12,497,354 and 11,113,479, respectively. Average shares outstanding for the three and nine months ended October 2, 2004 were 10,372,228 and 9,661,025, respectively.

As of October 1, 2005, the Company’s authorized capital stock consisted of the following classes of stock:

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

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of common stock of the old Polymer Group Inc.’s Class 4 General Unsecured Claims per the old Polymer Group Inc.’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all periods of fiscal 2004 presented, the pro forma net loss available per common share (basic and diluted) would have been $0.67 for the nine months ended October 2, 2004.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of October 1, 2005, all of the PIK Preferred Shares had been redeemed or converted into shares of the Company’s Class A Common Stock.

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers—reflecting how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and nine months ended October 1, 2005 and the three and nine months ended October 2, 2004 relating to plant realignment costs, asset impairment charges, foreign currency losses, net and arbitration settlement, net which have not been allocated to the segment data.

Financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 1, 2004	October 1, 2005	October 2, 2004
Net sales
Nonwovens	$185,699	$165,166	$572,405	$493,019
Oriented Polymers	42,521	39,388	136,029	128,180
	$228,220	$204,554	$708,434	$621,199
Operating income (loss)
Nonwovens	$18,596	$14,627	$53,257	$38,401
Oriented Polymers	790	2,583	9,636	10,809
Unallocated Corporate	(5,912)	(4,237)	(16,888)	(12,554)
	13,474	12,973	46,005	36,656
Plant realignment costs	—	(222)	(9)	(1,463)
Asset impairment charges	—	(1,710)	—	(1,710)
Foreign currency loss, net	(652)	(429)	(746)	(1,417)
Arbitration settlement, net	—	(282)	—	13,112
	$12,822	$10,330	$45,250	$45,178
Depreciation and amortization expense
Nonwovens	$10,919	$10,133	$33,370	$31,206
Oriented Polymers	3,467	2,042	7,924	6,114
Unallocated Corporate	(37)	416	(116)	771
Depreciation and amortization expense included in operating income	14,349	12,591	41,178	38,091
Amortization of loan acquisition costs	512	486	1,519	1,456
	$14,861	$13,077	$42,697	$39,547
Capital spending
Nonwovens	$21,319	$4,194	$55,933	$12,647
Oriented Polymers	713	158	928	559
Corporate	—	—	—	—
	$22,032	$4,352	$56,861	$13,206

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

	October 1, 2005	January 1, 2005
Division assets
Nonwovens	$703,847	$716,532
Oriented Polymers	144,396	149,393
Corporate	19,664	16,191
Eliminations	(108,226)	(127,558)
	$759,681	$754,558

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region from which the sale is made is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales
United States	$110,721	$92,555	$331,741	$280,501
Canada	27,724	26,224	86,159	82,539
Europe	42,799	43,739	142,106	142,897
Asia	9,794	8,289	31,835	23,177
Latin America	37,182	33,747	116,593	92,085
	$228,220	$204,554	$708,434	$621,199
Operating income (loss)
United States	$254	$102	$2,103	$(547)
Canada	(851)	1,033	3,897	5,062
Europe	4,055	4,162	12,859	12,572
Asia	2,012	1,041	4,221	2,641
Latin America	8,004	6,635	22,925	16,928
	13,474	12,973	46,005	36,656
Plant realignment costs	—	(222)	(9)	(1,463)
Asset impairment charges	—	(1,710)	—	(1,710)
Foreign currency loss, net	(652)	(429)	(746)	(1,417)
Arbitration settlement, net	—	(282)	—	13,112
	$12,822	$10,330	$45,250	$45,178
Depreciation and amortization expense
United States	$6,213	$6,114	$18,673	$18,032
Canada	2,911	1,498	6,268	4,455
Europe	2,086	1,990	6,971	6,585
Asia	1,028	1,007	3,011	2,999
Latin America	2,111	1,982	6,255	6,020
Depreciation and amortization expense included in operating income	14,349	12,591	41,178	38,091
Amortization of loan acquisition costs	512	486	1,519	1,456
	$14,861	$13,077	$42,697	$39,547

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

	October 1, 2005	January 1, 2005
Region assets
United States	$222,246	$166,469
Canada	94,345	99,382
Europe	221,740	294,811
Asia	48,850	35,996
Latin America	172,500	157,900
	$759,681	$754,558

Note 15.   Foreign Currency Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Included in operating income	$652	$429	$746	$1,417
Included in other, net	22	567	(730)	1,595
	$674	$996	$16	$3,012

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

Note 16.   Legal Proceedings and Commitments

On August 18, 2003, The Intertech Group, Inc. (“TIG”), an affiliate of Jerry Zucker, the former Chief Executive Officer of the Company, filed a claim seeking damages associated with a lease agreement and an alleged services agreement, between the Company and TIG, associated with the lease by the Company of its former corporate headquarters and the provision of shared administrative services. On April 29, 2005, the Company entered into a Settlement Agreement, Receipt and Release (the “Settlement Agreement”) with Jerry Zucker, TIG and ZS Associates LLC (an affiliate of Mr. Zucker). Pursuant to the Settlement Agreement, the Company paid TIG $3.1 million as full and

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

final settlement. In addition, the Settlement Agreement contains mutual general releases of any and all claims by and among the parties thereto, and a requirement that the Company and TIG file a joint stipulation dismissing, with prejudice, TIG’s lawsuit against the Company, which was appropriately filed on May 2, 2005. The settlement amount was approximately equal to amounts previously accrued and, accordingly, there was no gain or loss recognized in fiscal 2005.

During the second quarter of 2005, the Company received approximately $0.8 million as its portion of class-action settlement agreements with various suppliers of raw materials. These recoveries were included in Selling, general and administrative expenses for the nine months ended October 1, 2005.

As part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed capital projects, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in the facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of October 1, 2005 totaled approximately $61.6 million and are expected to be expended over the remainder of fiscal 2005 and fiscal 2006.

Note 17.   Supplemental Cash Flow Information

Noncash transactions in the first nine months of 2005 included: (i) the conversion or redemption of 62,926 shares of the Company’s PIK Preferred Shares into approximately 8,629,346 shares of the Company’s Class A Common Stock, (ii) the issuance of 10,200 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $10.3 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $21.5 million in excess of the amounts accrued at the stated dividend rate on the PIK Preferred Shares and (iii) the accrual of $1.8 million of dividends on the PIK Preferred Shares for the date of the last dividend declaration date to the date the PIK Preferred Stock were converted to Class A Common Stock.

Noncash transactions in the first nine months of 2004 included: (i) the payment-in-kind in lieu of cash payment of $1.5 million of interest expense on the Junior Notes; (ii) the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,382 shares of the Company’s Class A Common Stock; (iii) the exchange of $42.6 million of the Company’s Junior Notes into approximately 42,633 shares of the Company’s PIK Preferred Shares; (iv) the exchange of $10.1 million of the Company’s Junior Notes into approximately 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock; (v) the accrual of $3.2 million of dividends on the PIK Preferred Shares; and (vi) the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina.

Note 18.   Subsequent Events

On October 31, 2005, the Company announced that it is pursuing the refinancing of its Bank Facility and expects to close on the transaction before the end of fiscal 2005. The Company expects to lower its overall cost of debt and simplify its capital structure. Assuming the transaction closes during the fourth quarter, the Company expects to incur a non-cash charge of approximately $8.9 million related to the writeoff of the unamortized loan acquisition costs of the current Bank Facility in the fourth quarter of fiscal 2005.

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

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	50.8	49.7	50.8	48.2
Labor	8.6	9.3	8.5	9.7
Overhead	23.6	23.6	23.1	24.3
	83.0	82.6	82.4	82.2
Gross profit	17.0	17.4	17.6	17.8
Selling, general and administrative expenses	11.1	11.1	11.1	11.9
Plant realignment costs	—	0.1	0.0	0.2
Asset impairment charges	—	0.9	—	0.3
Foreign currency loss, net	0.3	0.2	0.1	0.2
Arbitration settlement, net	—	0.1	—	(2.1)
Operating income	5.6	5.0	6.4	7.3
Other expense (income):
Interest expense, net	3.6	3.8	3.4	5.2
Minority interests	0.4	0.2	0.4	0.3
Other, net	0.0	0.3	0.0	1.1
Income before income tax expense	1.6	0.7	2.6	0.7
Income tax expense	1.5	1.0	1.3	1.3
Net income (loss)	0.1	(0.3)	1.3	(0.6)
Accrued and paid-in-kind dividends on PIK preferred shares	6.5	1.0	4.0	0.5
(Loss) applicable to common shareholders	(6.4)%	(1.3)%	(2.7)%	(1.1)%

Comparison of Three Months Ended October 1, 2005 and October 2, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended October 1, 2005, the three months ended October 2, 2004 and the corresponding change (in millions):

	Three Months Ended October 1, 2005	Three Months Ended October 2, 2004	Change
Net sales
Nonwovens	$185.7	$165.2	$20.5
Oriented Polymers	42.5	39.4	3.1
	$228.2	$204.6	$23.6
Operating income (loss)
Nonwovens	$18.6	$14.6	$4.0
Oriented Polymers	0.8	2.6	(1.8)
Unallocated Corporate, net of eliminations	(5.9)	(4.2)	(1.7)
	13.5	13.0	0.5
Plant realignment costs	—	(0.2)	0.2
Asset impairment charges	—	(1.7)	1.7
Foreign currency loss, net	(0.7)	(0.5)	(0.2)
Arbitration settlement, net	—	(0.3)	0.3
	$12.8	$10.3	$2.5

The amounts for plant realignment costs, asset impairment charges, foreign currency loss, net and arbitration settlement, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Consolidated net sales were $228.2 million in the three months ended October 1, 2005, an increase of $23.6 million or 11.6% over the comparable period of 2004 consolidated net sales of $204.6 million. Net sales for the three months ended October 1, 2005 in the Nonwovens segment improved over comparable 2004 fiscal year results by 12.4%, and net sales in the Oriented Polymers segment improved 8.0%. A reconciliation of the change in net sales between the three months ended October 2, 2004 and the three months ended October 1, 2005 is presented in the following table (in millions):

Net sales—three months ended October 2, 2004	$204.6
Change in sales due to:
Price/mix	15.9
Volume	5.3
Foreign currency translation	2.4
Net sales—three months ended October 1, 2005	$228.2

The increase in net sales during the third quarter of 2005 was due primarily to price/mix improvements. The price/mix increase reflects continued success in the Company’s ability to improve pricing and the profit composition of its sales. The improvement over the prior year period was driven primarily by higher prices implemented to mitigate raw material costs in all divisions, increased value-added business in Latin America and product shifts in Asia from commodity to specialty applications. Net volume gains of $5.3 million include gains of $6.7 million in the Nonwovens segment, offset by decreases of $1.4 million in the Oriented Polymers segment. Volume increases in the Nonwovens segment were in the United States, and were partially offset by declines in the European, Latin American and Asian markets.

A significant component of the U.S. Nonwovens volume increase in the third quarter of fiscal 2005 was generated in the consumer products markets as new customer relationships generated substantial sales increases in the third quarter of fiscal 2005 compared to the same period of fiscal 2004. The decreases in the foreign regions were predominately in the hygiene and industrial markets. Oriented Polymers’ decrease in sales volume was primarily due to declines in product sales in certain of its businesses, with a significant portion comprised of lower-margin, commodity items.

Nearly all of the increase in sales from foreign currency translation was attributable to the Canadian dollar continuing to strengthen against the U.S. dollar during the third quarter. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Operating Income

A reconciliation of the change in operating income between the three months ended October 2, 2004 and the three months ended October 1, 2005 is presented in the following table (in millions):

Operating income—three months ended October 2, 2004	$10.3
Change in operating income due to:
Price/mix	15.9
Higher raw material costs	(9.8)
Higher manufacturing costs	(2.1)
Higher depreciation and amortization expense	(1.8)
Lower asset impairment charges	1.7
Volume	1.4
Arbitration settlement, net	0.3
Lower plant realignment costs, net	0.2
Foreign currency translation	0.1
All other, primarily higher SG&A costs	(3.4)
Operating income—three months ended October 1, 2005	$12.8

Consolidated operating income was $12.8 million in the three months ended October 1, 2005 as compared to $10.3 million in the comparable period of 2004. The financial effect of price/mix improvements more than offset the higher raw material costs, reflecting the benefits of the Company’s new product introductions and ongoing efforts to manage the impact of higher raw material costs. Also contributing to the improvement of operating income were the absence of asset impairment charges, arbitration settlement, net and plant realignment costs, net in the third quarter of 2005. Offsetting these favorable impacts were higher depreciation and amortization charges, increased manufacturing costs and higher selling, general and administrative expenses. Manufacturing costs increased primarily due to the start-up of new lines and the initiation of new product offerings. Selling, general and administrative expenses were higher primarily as a result of increased sales volume, increased non-cash compensation costs related to the Company’s stock option plans and costs related to the new Sarbanes-Oxley compliance requirements. The increase in depreciation and amortization charges was primarily related to the reduction in the estimated useful lives of certain machinery and equipment utilized in the Company’s operations to reflect the technological status and market conditions of certain aspects of the Company’s business.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies are tight, raw materials continue to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the spike in raw materials. The effect on the Company’s future results of operations is dependent upon, among other things, the ability to successfully mitigate raw material price increases, the duration of time it takes for the supply chain to return to normal production, and the magnitude of the raw material price increases. The Company is managing this situation closely in an effort to minimize any adverse effects.

Interest Expense and Other

Net interest expense increased $0.4 million, from $7.8 million during the three months ended October 2, 2004 to $8.2 million during the three months ended October 1, 2005. The increase in net interest expense was primarily due to the increase in the Bank Facility’s variable interest rates, which are based on LIBOR. The effects of increases in LIBOR rates were partially mitigated through a pay-fixed, receive-variable interest rate swap contract.

Other, net improved by $0.6 million, from an expense of $0.7 million in the third quarter of fiscal 2004 to expense of $0.1 million in the third quarter of fiscal 2005. The improvement in other, net was primarily due to the foreign currency gains recognized by foreign subsidiaries on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

The Company recognized income tax expense of $3.4 million for the three months ended October 1, 2005 on consolidated income before income taxes of $3.6 million. This income tax expense is in excess of the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no tax income benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $2.1 million for the three months ended October 2, 2004 on a consolidated income before income taxes of $1.5 million for such period. The income tax expense was primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the U.S. and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $0.2 million during the three months ended October 1, 2005 compared to a net loss of $0.6 million during the three months ended October 2, 2004.

Accrued and Paid-in-kind Dividends on PIK Preferred Shares

On August 3, 2005, the Company’s Board of Directors declared a dividend, payable in the form of additional PIK Preferred Shares, in the amount of approximately $4.7 million for the period from Janaury 1, 2005 through June 30, 2005, which amount was accrued as of July 2, 2005 and included as a component of the Company’s PIK Preferred Shares in the Consolidated Balance Sheet. As a result of such declaration by the Company’s Board of Directors to pay the dividend in the form of additional PIK Preferred Shares, the Company recorded additional dividends, and a corresponding increase in additional paid-in capital, associated with the issuance of the additional PIK Preferred Shares in the amount of approximately $13.0 million, representing the estimated fair value of the additional PIK Preferred Shares issued as of the dividend declaration date, reduced by the dividends previously accrued at the stated dividend rate of 16.0%. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of Class A Common Stock. The Company accrued a dividend of $2.0 million during the quarter ended October 2, 2004, based on the PIK Preferred Shares’ stated rate of 16.0%.

Income (Loss) Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $14.6 million, or $(1.17) per share on a basic and diluted basis, for the three months ended October 1, 2005 compared to a loss applicable to common shareholders of $2.5 million, or $(0.25) per share on a basic and diluted basis, for the three months ended October 2, 2004.

Comparison of Nine Months Ended October 1, 2005 and October 2, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the nine months ended October 1, 2005, the nine months ended October 2, 2004 and the corresponding change (in millions):

	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004	Change
Net sales
Nonwovens	$572.4	$493.0	$79.4
Oriented Polymers	136.0	128.2	7.8
	$708.4	$621.2	$87.2
Operating income (loss)
Nonwovens	$53.3	$38.4	$14.9
Oriented Polymers	9.6	10.8	(1.2)
Unallocated Corporate, net of eliminations	(16.9)	(12.5)	(4.4)
	46.0	36.7	9.3
Plant realignment costs	—	(1.5)	1.5
Asset impairment charges	—	(1.7)	1.7
Foreign currency loss, net	(0.7)	(1.4)	0.7
Arbitration settlement, net	—	13.1	(13.1)
	$45.3	$45.2	$0.1

The amounts for plant realignment costs, asset impairment charges, foreign currency loss, net and arbitration settlement, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Consolidated net sales were $708.4 million in the nine months ended October 1, 2005, an increase of $87.2 million or 14.0% over the comparable 2004 period’s consolidated net sales of $621.2 million. Net sales for the nine months ended October 1, 2005 in the Nonwovens and Oriented Polymers segments improved over comparable 2004 fiscal year results by 16.1% and 6.1%, respectively. A reconciliation of the change in net sales between the nine months ended October 2, 2004 and the nine months ended October 1, 2005 is presented in the following table (in millions):

Net sales—nine months ended October 2, 2004	$621.2
Change in sales due to:
Price/mix	58.3
Volume	19.0
Foreign currency translation	9.9
Net sales—nine months ended October 1, 2005	$708.4

The increase in net sales during the first nine months of 2005 was due primarily to price/mix improvements and volume gains. The price/mix increase reflects continued success in the Company’s ability to improve pricing and profit composition of its sales. The improvement over the prior year period was driven primarily by higher prices implemented to mitigate raw material costs in all divisions, increased value-added business in Latin America and product shifts in Asia from commodity to specialty applications.

The primary contributors to the $19.0 million increase in sales volume during the first nine months of 2005 were the U.S. and Latin American regions. In the Company’s U.S. nonwovens business, the consumer and hygiene markets contributed double-digit increases over 2004 as new products were introduced into the markets and new customer relationships generated substantial sales increases. Although the San Luis Potosi, Mexico capacity expansion was completed in late 2003, it didn’t reach full productive capacity until the second quarter of 2004. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. Nonwoven sales volumes decreased slightly in Europe. Oriented Polymers’ increase in sales was due primarily to a price/mix improvement, partially offset by lower sales volumes of certain commodity-based products.

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during the first nine months of 2005 compared to 2004, resulting in an increase in net sales of $9.9 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Operating Income

A reconciliation of the change in operating income between the nine months ended October 2, 2004 and the nine months ended October 1, 2005 is presented in the following table (in millions):

Operating income—nine months ended October 2, 2004	$45.2
Change in operating income due to:
Arbitration settlement, net	(13.1)
Price/mix	58.3
Higher raw material costs	(46.3)
Volume	5.6
Higher depreciation and amortization expense	(3.1)
Lower asset impairment charges	1.7
Lower plant realignment costs, net	1.5
Higher manufacturing costs	(0.7)
Foreign currency translation	0.7
All other, primarily higher SG&A costs	(4.5)
Operating income—nine months ended October 1, 2005	$45.3

Consolidated operating income was $45.3 million in the first nine months of 2005 as compared to $45.2 million in the comparable period of 2004. Operating income in the first nine months of 2004 benefited from the $13.1 million arbitration settlement, net of expenses. The financial effect of price/mix improvements more than offset the higher raw material costs, reflecting the benefits of the Company’s new product introductions and ongoing efforts to manage the impact of higher raw material costs. The net improvement in operating income was positively impacted by the volume gains noted in the net sales discussion above and the absence of asset impairment charges and lower plant realignment costs, net in the first nine months of 2005. Offsetting these favorable impacts were higher depreciation and amortization charges, higher manufacturing costs and higher selling, general and administrative expenses. The increase in depreciation and amortization charges was primarily related to the reduction in the estimated useful lives of certain machinery and equipment utilized in the Company’s operations to reflect the technological status and market conditions of certain aspects of the Company’s business. Selling, general and administrative expenses were higher primarily due to increased sales volume, increased non-cash compensation costs related to the Company’s stock option plan and costs related to the new Sarbanes-Oxley compliance requirements.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies are tight, raw materials continue to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the spike in raw materials. The effect on the Company’s future results of operations is dependent upon, among other things, the ability to successfully mitigate raw material price increases, the duration of time it takes for the supply chain to return to normal production, and the magnitude of the raw material price increases. The Company is managing this situation closely in an effort to minimize any adverse effects.

Interest Expense and Other

Net interest expense decreased $8.1 million, from $32.3 million during the nine months ended October 2, 2004 to $24.2 million during the nine months ended October 1, 2005. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s previous Restructured Credit Facility with the new Bank Facility, effective April 27, 2004, and the elimination of interest expense on the Junior Notes as approximately $52.7 million in aggregate principal amount of the Junior Notes was converted into 52,716 shares of PIK Preferred Shares and 6,719 shares of Class A Common Stock. The 2004 interest expense includes $1.5 million of payment-in-kind in lieu of cash interest on the Junior Notes.

The Consolidated Statement of Operations for the first nine months of 2004 included a charge of $5.0 million for the write-off of the remaining unamortized loan acquisition costs related to the Restructured Credit Facility. Other, net improved by $2.5 million, from an expense of $1.8 million in the first nine months of fiscal 2004 to income of $0.7 million in the first nine months of fiscal 2005. The improvement in other, net was primarily due to the foreign currency gains recognized by foreign subsidiaries on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

The Company recognized income tax expense of $9.3 million for the nine months ended October 1, 2005 on consolidated income before income taxes of $18.7 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $8.2 million for the nine months ended October 2, 2004 on consolidated income before income taxes of $4.5 million for such period. The income tax expense was primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the U.S. and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $9.4 million during the nine months ended October 1, 2005 compared to a net loss of $3.6 million during the nine months ended October 2, 2004.

Accrued and Paid-in-kind Dividends on PIK Preferred Shares

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the estimated fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount accrued of $5.6 million, based upon the stated rate by approximately $8.5 million. Recording the additional $8.5 million dividend at the date of declaration has resulted in a reduction in the amount of income applicable to common shareholders and retained earnings, with a corresponding increase in additional paid-in capital.

On August 3, 2005, the Company’s Board of Directors declared a dividend, payable in the form of additional PIK Preferred Shares, in the amount of approximately $4.7 million for the period from January 1, 2005 through June 30, 2005, which amount was accrued as of July 2, 2005 and included as a component of the Company’s PIK Preferred Shares in the Consolidated Balance Sheet. As a result of such declaration by the Company’s Board of Directors to pay the dividend in the form of additional PIK Preferred Shares, the Company recorded additional dividends, and a corresponding increase in additional paid-in capital, associated with the issuance of the additional PIK Preferred

Shares in the amount of approximately $13.0 million, representing the estimated fair value of the additional PIK Preferred Shares issued as of the dividend declaration date, reduced by the dividends previously accrued at the stated dividend rate of 16.0%. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of Class A Common Stock. The Company accrued a dividend of $2.0 million during the quarter ended October 2, 2004, based on the PIK Preferred Shares’ stated rate of 16.0%.

In total, for the nine months ended October 1, 2005, the Company recorded accrued and paid-in-kind dividends of $28.0 million. As a result of the PIK Preferred Shares being initially issued on April 27, 2004, the Company accrued dividends at the stated rate of 16.0% during the first nine months of 2004 in the amount of $3.2 million.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $18.6 million, or $(1.67) per share on a basic and diluted basis, for the nine months ended October 1, 2005 compared to a loss applicable to common shareholders of $6.9 million, or ($0.71) per share on a basic and diluted basis, for the nine months ended October 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Bank Facility, consisting of a revolving credit facility with aggregate commitments of up to $50.0 million and a senior secured first lien term loan of $300.0 million and a senior secured second lien term loan of $125.0 million. The revolving portion of the Bank Facility terminates on April 27, 2009, the first lien term loan is due April 27, 2010 and the second lien term loan is due April 27, 2011. The Bank Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At October 1, 2005, the Company was in compliance with all such covenants. Additionally, as of October 1, 2005, the Company had no outstanding borrowings under the revolving credit facility.

	October 1, 2005	January 1, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$27.5	$41.3
Working capital	180.2	187.3
Total assets	759.7	754.6
Total debt	410.4	414.0
PIK Preferred Shares	—	58.3
Total shareholders’ equity	138.3	73.8

	Nine Months Ended
	October 1, 2005	January 1, 2005
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$47.1	$36.3
Net cash used in investing activities	(56.5)	(12.4)
Net cash used in financing activities	(3.6)	(15.6)

Operating Activities

Net cash provided by operating activities was $47.1 million during the first nine months of 2005, a $10.8 million increase from the $36.3 million provided by operating activities during the first nine months of 2004, which included a $13.1 million non-recurring net cash inflow from an arbitration settlement. Cash provided by operations increased from the comparable period of the prior year primarily due to improved operating results.

Working capital at October 1, 2005 did not change significantly from that at January 1, 2005 as increases in trade receivables and inventory were generally offset by an increase in trade payables and a decrease in cash. Accounts receivable at October 1, 2005 was $123.6 million as compared to $113.5 million on January 1, 2005, an increase of $10.1 million. Accounts receivable represented approximately 49 days of sales outstanding at October 1, 2005, compared to 46 days of sales outstanding at January 1, 2005. The increase was partially attributable to the growth in net sales in foreign locations, which often have extended payment terms as compared to domestic terms of sale. Inventories at October 1, 2005 were $111.3 million, an increase of $5.0 million from inventories at January 1, 2005 of $106.3 million. The Company had inventory representing approximately 54 days of cost of sales on hand at October 1, 2005 as compared to 54 days of cost of sales on hand at January 1, 2005. Accounts payable at October 1, 2005 was $67.1 million as compared to $63.8 million at January 1, 2005, an increase of $3.3 million. Accounts payable represented approximately 32 days of cost of sales outstanding at October 1, 2005 as compared to 32 days of cost of sales outstanding at January 1, 2005.

Investing and Financing Activities

Cash used in investing activities amounted to $56.5 million and $12.4 million for the first nine months of 2005 and 2004, respectively. Capital expenditures during the nine months ended October 1, 2005 totaled $56.9 million, an increase of $43.7 million over capital spending of $13.2 million in the first nine months ended October 2, 2004. A significant portion of the capital expenditures in 2005 related to the installation of new nonwovens production lines at the Cali, Colombia and Mooresville, North Carolina manufacturing sites and at the new site in Suzhou, China. The Cali, Colombia line is expected to become operational during the fourth quarter of fiscal 2005. Investing activities during the first nine months of 2005 and 2004 included proceeds from the sale of assets of $0.4 million and $0.8 million, respectively.

Cash used in financing activities amounted to $3.6 million for the first nine months of 2005, as compared to $15.6 million being used in financing activities for the first nine months of 2004. In each of the first nine months of 2005 and 2004, the Company repaid, on a net basis, $3.6 million of its debt. The Company also paid $12.0 million of loan acquisition costs in conjunction with the Bank Facility refinancing during the first nine months of 2004.

Dividends

Common Stock

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Bank Facility limits restricted payments, which include cash dividends on all securities, to $5.0 million in the aggregate since the effective date of the Bank Facility. The Company does not anticipate paying dividends on its common stock in future periods.

PIK Preferred Stock

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million.

On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock

Liquidity Summary

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

In conjunction with the Company’s refinancing of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. In the third quarter of 2004, $10.1 million of aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. On July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. As a result of this redemption offer, all of the Company’s PIK Preferred Shares were redeemed or converted to shares of the Company’s Class A Common Stock during the third quarter of 2005.

On July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the “Redemption Date”). The Company agreed to redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

As of the close of business on the Redemption Date, five PIK Preferred Shares had been redeemed by the Company with the redemption price being paid by the issuance of 187 shares of Class A Common Stock. Additionally, 62,916 PIK Preferred Shares had been converted by holders into 8,628,473 shares of Class A Common Stock. As a result of these transactions, approximately 8,628,660 additional shares of Class A Common Stock are now outstanding and no PIK Preferred Shares are currently outstanding.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has committed to several major capital projects to expand its worldwide capacity, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of new spunmelt lines in its current facilities in Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of October 1, 2005 totaled approximately $61.6 million and are expected to be expended over the remainder of fiscal 2005 and fiscal 2006. The financial flexibility needed for these and other capital projects was provided in an amendment, dated March 16, 2005, to the Bank Facility.

Based on the ability to generate positive cash flows from its operations and the financial flexibility provided by the Bank Facility, as amended, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans.

On October 31, 2005, the Company announced that it is pursuing the refinancing of its Bank Facility and expects to close on the transaction before the end of fiscal 2005. The Company expects to lower its overall cost of debt and simplify its capital structure.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first nine months of both 2005 and 2004. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk’’ included in Item 3 of Part I of this Quarterly Report on Form 10-Q.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, in 2004 the Company sold, on a non-recourse basis, certain of its receivables pursuant to a factoring agreement. At October 1, 2005, a reserve of $10.3 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future credit losses could differ significantly from these estimates.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized and the Company’s cash flows. As of October 1, 2005, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for asset impairments in the foreseeable future. However, should current business conditions or expectations of future performance deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

Recent SEC Review of Periodic Reports

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently completed a review of the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and Quarterly Report on Form 10-Q for the quarter ended April 2, 2005. As of October 1, 2005, all issues raised in the Comment Letter have been resolved to the mutual satisfaction of the SEC Staff and the Company.

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

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and the Far East. In the Far East specifically, the Company has a presence in China, which revalued its currency in July 2005. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first nine months of 2005, compared to the same period of the prior fiscal year, certain currencies of countries in which the Company conducts foreign currency denominated business strengthened against the U.S. dollar and impacted sales and operating income, although not to as significant an extent as in recent years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets by sometimes borrowing in foreign currencies as a natural hedge. In addition, the Company recently entered into foreign currency forward contracts to manage its U.S. dollar exposure on certain Euro-based obligations for firm commitments related to significant capital projects. The Company is also subject to political risk in certain of its foreign operations.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to cost-plus type contracts, which would allow the Company to pass-through any cost increases in raw materials. Raw material prices as a percentage of sales have increased from 48.2% in the first nine months of 2004 to 50.8% for the comparable period of 2005.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies are tight, raw materials continue to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the spike in raw materials. The effect on the Company’s future results of operations is dependent upon, among other things, the ability to successfully mitigate raw material price increases, the duration of time it takes for the supply chain to return to normal production, and the magnitude of the raw material price increases. The Company is managing this situation closely in an effort to minimize any adverse effects.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $2.9 million, on an annualized basis, in its reported operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4.                 CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective, as of October 1, 2005.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended January 1, 2005 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report of Form 10-Q for additional details.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 1, 2005, five shares of the Company’s PIK Preferred Shares were redeemed and 62,916 shares of the Company’s PIK Preferred Shares and 5,038 shares of the Company’s Class B Common Stock were converted into a total of 8,633,698 shares of the Company’s Class A Common Stock. These redemptions and conversions were exempt from registration based on sections 3(a)(9) of the Securities Exchange Act of 1933.

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

POLYMER GROUP, INC.
Date: November 14, 2005	By:	/s/ JAMES L. SCHAEFFER
James L. Schaeffer
Chief Executive Officer
Date: November 14, 2005	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III
Chief Financial Officer