Form 10-K
period 2005-12-31
POLYMER GROUP INC
filed 2006-03-16
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4055 Faber Place Drive, Suite 201	29405
North Charleston, South Carolina	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (843) 329-5151

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Class A common stock
Class B common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐                     Accelerated filer ☒                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Company’s voting stock held by non-affiliates as of July 2, 2005 was approximately $97.1 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Registrant’s common equity. As of March 14, 2006, there were 19,153,079 shares of Class A common stock, 153,549 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

Portions of the Registrant’s Notice of 2006 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

Fresh Start Accounting

In connection with Polymer Group, Inc.’s (the “Company” or “Polymer Group”) Chapter 11 reorganization, the Company has applied fresh start accounting to its Consolidated Balance Sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the AICPA (Reference Item 1 in the Business section for additional information regarding the Company’s Chapter 11 reorganization). Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. On March 5, 2003, the Company emerged from Chapter 11. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of fresh start accounting, the financial statements of the Successor Company (as defined herein) are not comparable to the Predecessor Company’s (as defined herein) financial statements.

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

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. See Item 1A. “Risk Factors” below. There can be no assurance that these events will occur or that the Company’s results will be as estimated.

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

Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal 2005 ended December 31, 2005 and included the results of operations for a fifty-two week period. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which as described in Item 1 to this Annual Report on Form 10-K is comprised of a two month period ended March 1, 2003 (9 weeks) and a ten month period ended January 3, 2004 (44 weeks). References herein to “2005,” “2004,” and “2003,” generally refer to fiscal 2005, fiscal 2004 and fiscal 2003, respectively, unless the context indicates otherwise.

Additional Information

The Company’s website is located at www.polymergroupinc.com. Through the website, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

Polymer Group, Inc. was originally incorporated in the State of Delaware on June 16, 1994 and is a global manufacturer and marketer of nonwoven and oriented polyolefin products.

The Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the “Bankruptcy Court”) on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). Upon having its Modified Plan, as defined, (the “Modified Plan”) approved by the Bankruptcy Court on January 16, 2003, the Company emerged from the Chapter 11 process effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003 and adopted “fresh-start accounting” as of that date. The Company’s emergence from Chapter 11 resulted in a new reporting entity, with the reorganization value of the Company allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. The initial allocation was based on preliminary estimates and has been revised as more recent information was received, as deemed appropriate, under generally accepted accounting principles in the United States. The revisions are reflected in the amounts included herein. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to “Successor” refer to Polymer Group and its subsidiaries on or after March 2, 2003, after giving effect to the implementation of fresh start accounting.

Additional details of the Company’s Chapter 11 process and recapitalization can be found in Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Recent Developments

In 2005, the Company continued its efforts to strengthen its balance sheet and reaffirm its global leadership position in the industry. These items are discussed in more detail throughout this report, with highlights presented below to assist the reader:

•       refinancing the Company’s long-term debt for the second time in nineteen months on November 22, 2005, resulting in greater financial flexibility and significant interest cost savings;

•       completing the redemption and conversion of the Company’s 16% Series A Convertible Pay-in-kind Preferred Shares (the “PIK Preferred Shares”) for shares of the Company’s Class A Common Stock; and

•       continuing to expand the Company’s global business presence as it initiated utilization of its new state-of-the-art spunbond line in Cali, Colombia as well as initiating additional spunmelt expansion projects in China and the United States.

General

The Company supplies engineered materials to a number of the largest consumer and industrial product manufacturers in the world. The Company has a global presence with an established customer base in both developed and emerging markets. The Company’s product offerings are sold principally to converters that manufacture a wide range of end-use products. The Company is one of the largest producers of spunmelt and spunlace products in the world, and employs the most extensive range of nonwovens technologies that allow it to supply products tailored to customers’ needs at competitive prices.

The Company operates twenty-two manufacturing and converting facilities (including its joint venture/partnership-type operations in Argentina and China) located in ten countries. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technologies in order to increase capacity, improve quality and develop new high-value fabric structures. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

The Company has been built through a series of capital expansions and business acquisitions that have broadened the Company’s technology base, increased its product lines and expanded its global presence. Moreover, the Company’s worldwide resources have enabled it to better meet the needs of existing customers, to serve emerging geographic markets, and to exploit niche market opportunities through customer-driven product development.

Industry Overview

The Company competes primarily in the worldwide nonwovens market, which is approximately a $15.8 billion market with an average annual growth rate of 7.0% expected over each of the next five years, according to certain industry sources. The nonwovens industry began in the 1950’s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens and, therefore, increased demand. The Company believes, based on certain industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 3.5% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 14.0% per annum. In the developed markets, growth is expected to be driven primarily by new applications for nonwovens and by higher amounts of nonwovens used per application for such products as diapers. Growth in the emerging markets should be driven primarily by increased penetration of disposable products as per capita income rises, and by higher amounts of nonwovens used per application for such products as diapers, as these products become more sophisticated over time. According to certain industry sources, worldwide consumption of nonwovens has grown an average of 7.0% per year over the last ten years. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials. Additionally, the Company’s growth rate may differ from the industry averages depending upon the regions the Company chooses to operate in and the technology available to the Company.

Nonwovens are categorized as either disposable (approximately 58.0% of worldwide industry sales with an average annual growth rate of 7.0%, according to industry sources) or durable (approximately 42.0% of worldwide industry sales and an average annual growth rate of 6.5%, according to industry sources). The composition of disposable products in emerging regions is expected to increase over the next five years as the growth rate for disposable products is expected to exceed that of durable products. The Company primarily competes in disposable products. The largest end uses for disposable nonwovens are for applications that include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns, drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding, construction sheeting, cable wrap, electrical insulation, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, and coated and laminated structures for wall coverings and upholstery.

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

Business Strategy

The Company’s goals are to grow its core businesses while developing new technologies to capitalize on new product opportunities and expanded geographic markets. The Company strives to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. The Company is committed to continuous improvements throughout its business to increase product value by incorporating new materials and operating capabilities that enhance or maintain performance specifications. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in emerging countries.

The Company develops, manufactures and sells a broad array of products. Sales are focused in two operating divisions: “Nonwovens” and “Oriented Polymers” that provide opportunities to leverage the Company’s advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Nonwovens Division

The Nonwovens division develops and sells products in various consumer and industrial markets. Major markets served by this division include hygiene, industrial, medical and wiping. Nonwovens division sales were approximately $763.8 million, $672.6 million and $624.1 million for fiscal 2005, 2004 and 2003, respectively, and represented approximately 80% of total Company net sales in each of those years.

The Company produces a variety of nonwoven materials for use in diapers, training pants, feminine sanitary protection, adult incontinence, baby wipes and consumer wiping products. The Company’s broad product offerings provide customers with a full range of specialized components for unique or distinctive products, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In addition, the Company’s medical products are used in wound care sponges and dressings, disposable surgical packs, apparel such as operating room gowns and drapes, face masks and shoe covers.

Among the industrial applications of the product offerings are electrical insulation, housewrap, filtration, cable wrap, furniture and bedding applications and automotive. Wiping applications include products for the consumer as well as institutional and janitorial applications.

The Company has significant relationships with several large consumer product companies and supplies a full range of products to these customers on a global basis. The Company’s marketing and research and development teams work closely with these customers in the development of next generation products. The Company believes that this technical support helps to ensure that the Company’s products will continue to be incorporated into such customers’ future product designs.

Oriented Polymers Division

The Oriented Polymers division provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, coated bags for specialty chemicals and mineral fibers. Oriented Polymers division sales were approximately $185.1 million, $172.5 million and $154.2 million for fiscal 2005, 2004 and 2003, respectively, and represented approximately 20% of total Company net sales in each of those years.

Marketing and Sales

The Company sells to customers in the domestic and international marketplace. Approximately 47%, 19%, 17%, 12% and 5% of the Company’s 2005 net sales were from manufacturing facilities in the United States, Europe, Latin America, Canada and Asia, respectively. The Procter & Gamble Company, which is the Company’s largest customer, accounted for 14%, 12% and 13% of the Company’s net sales in 2005, 2004 and 2003, respectively. Sales to the Company’s top 20 customers represented approximately 51%, 45% and 47% of the Company’s net sales in 2005, 2004 and 2003, respectively.

The Company employs direct sales representatives who are active in the Company’s new product development efforts and are strategically located in the major geographic regions in which the Company’s products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to the Company’s products and distributors service the small order size requirements typical of many end users.

Manufacturing Processes

General.   The Company’s competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary equipment processes and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead-time. The Company has a wide range of manufacturing capabilities that allow it to produce specialized products that, in certain cases, cannot be reproduced in the market. Substantially all of the Company’s manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

Nonwovens.   The Company has a comprehensive array of nonwoven manufacturing technologies that encompass capabilities spanning the entire spectrum of nonwoven technologies. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry or molten. The dry-laid process utilizes fiber processing equipment, called “cards,” that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient from a manufacturing and cost perspective.

Web consolidation is the process by which fiber or film are bonded together using mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products’ strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS (spunbond-meltblown-spunbond), ultrasonic bond and needlepunch. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS (spunbond-meltblown-meltblown-spunbond) are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites. Needlepunch is a mechanical process in which beds of needles are punched through the web, entangling the fibers.

Special Films and Composite Structures.   The Company has a proprietary continuous process for manufacturing unique reticulated films. These highly engineered films have unique capabilities due to the way precision holes are imparted during the process of forming the film. Since these films can be composed of two or more layers of different polymers, the functionality can be different on one side versus the other. These films are typically customized for each customer and are especially popular in Asia as a component for premium feminine hygiene products. The Company also manufactures composites which are combinations of different nonwoven and /or film structures where each structure lends its properties or attributes to the end product. An example is house wrap. House wrap is the result of mating an especially strong spunbond fabric with a highly engineered film. The resulting fabric is very strong, economical, and has excellent wind barrier properties while allowing humidity to pass through the fabric.

Finishing, or post-treatment, adds value and functionality to the product and typically includes surface treatments for fluid repellency, aperturing, embossing, laminating, printing and slitting. Spunlace and resin bond systems also have a post-treatment drying or curing step. Certain products also go through an aperturing process in which holes are opened in the fabric, improving absorbency.

Oriented Polyolefins.   The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or “oriented,” the process through which it derives its high strength. The tapes are wound onto spools that feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. The Company operates coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. The Company also laminates oriented products to paper and has the additional capability of printing multiple colors on a wide-width printing press located in North America.

Competition

The Company’s primary competitors in its nonwoven product markets are E.I. du Pont de Nemours & Co., BBA Group plc, Avgol LTD., First Quality Enterprises, Inc., Grupo Providencia and Mitsui Chemicals, Inc. Japan and Intertape Polymer Group Inc. and Amoco Fabrics and Fibers Co. for oriented polymer products. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

The primary raw materials used to manufacture most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. These primary raw materials are available from multiple sources and the Company purchases such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. The Company has historically been able to pass along at least a portion of raw material price increases to some of its customers, particularly those with contracts containing raw material price escalation clauses, although often with a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company’s cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $3.0 million on an annualized basis in its reported pre-tax operating income. The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly in late December 2005 and January 2006 as the refineries returned to normalized production, but there can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that the Company will be able to pass on any increases to its customers not covered by contracts with price escalation clauses. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 to this Annual Report on Form 10-K and “Raw Material and Commodity Risks” included in Item 7A to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on the Company’s operations in 2005, 2004 and 2003.

The Company believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company conducts business would be able to fulfill the Company’s requirements. However, the loss of certain of the Company’s suppliers could, in the short-term, adversely affect the Company’s business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. The Company has not experienced, and does not expect, any significant disruptions in supply as a result of shortages in raw materials.

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

The Company is also subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

Patents and Trademarks

The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company maintains over 185 registered trademarks worldwide and over 170 patents in the United States. The Company has approximately 417 patents under application worldwide and maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

Inventory and Backlogs

Inventories at December 31, 2005 were $119.7 million, an increase of $13.4 million from inventories of $106.3 million at January 1, 2005. The increase in total inventory during 2005 versus 2004 primarily relates to the increases in raw material costs during the current year. The Company had approximately 54 days of inventory on hand at both December 31, 2005 and January 1, 2005. Unfilled orders as of December 31, 2005 and January 1, 2005 amounted to approximately $65.4 million and $49.8 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, the Company does not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

The Company’s investment in research and development approximated $11.5 million, $11.2 million and $12.4 million during 2005, 2004 and 2003, respectively.

Seasonality

Use and consumption of the Company’s products do not fluctuate significantly due to seasonality.

Employees

As of December 31, 2005, the Company had approximately 3,331 employees. Of this total, approximately 1,399 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 29% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year. During 2005 there were no known unionizing attempts. The Company believes that it generally has good relationships with both its union and non-union employees.

Business Restructuring

The Company initiated a comprehensive business restructuring in the latter half of 2001, involving manufacturing initiatives and workforce reductions which continued into 2002, 2003 and 2004. There were no significant restructuring efforts in 2005.

In 2004, the restructuring efforts included the completion of the line curtailment and headcount reduction in Europe that had been announced in 2003 and the initiation of a new restructuring effort in the Canadian operations of the Oriented Polymers division to better balance plant capacity with market demands. In Canada, the Company eliminated several lines and sold certain equipment. Total headcount was reduced by approximately 160 employees. The total pre-tax charge for both programs in 2004 was approximately $1.9 million. In 2003, the Company’s restructuring efforts resulted in headcount reductions of approximately 170 employees, primarily within the U.S. and European operations of the Nonwovens Division and resulted in a pre-tax charge of approximately $6.8 million.

Cash outlays associated with the Company’s business restructuring approximated $0.4 million, $5.9 million and $4.3 million in 2005, 2004 and 2003, respectively.

Recapitalization and Refinancing

On November 22, 2005, the Company refinanced its then outstanding bank debt (the “Bank Facility”) with a new Credit Facility (the “Credit Facility”). In addition, in 2005 the Company converted or redeemed the PIK Preferred Shares for shares of the Company’s Class A Common Stock, further simplifying the Company’s capital structure.

The Company’s Credit Facility, which was entered into on November 22, 2005, consists of a $45.0 million secured revolving credit facility that matures on November 22, 2010 and a $410.0 million first-lien term loan that matures on November 22, 2012. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous Bank Facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 31, 2005, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability. Additionally, no excess cash flow payment will be made with respect to fiscal 2005 and, due to the magnitude of the major capital expenditure projects, any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points, based on the Company’s total leverage ratio. The Company had no outstanding borrowings at December 31, 2005 under the revolving credit facility. As of December 31, 2005, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.4 million as described below. Average borrowings under the revolving credit facility for the period from November 22, 2005 to December 31, 2005 were $10.4 million at an average rate of 8.37%.

In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in May 2004. This cash flow hedge agreement effectively converts $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 16 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of December 31, 2005, the Company had $11.4 million of standby and documentary letters of credit outstanding under the Credit Facility. Approximately $3.0 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit have been drawn on at December 31, 2005.

On July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s then outstanding PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the “Redemption Date”). In accordance with the terms of the PIK Preferred Shares, the Company would redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

As of the close of business on the Redemption Date, five PIK Preferred Shares had been redeemed by the Company with the redemption price being paid by the issuance of 187 shares of the Company’s Class A Common Stock. Additionally, 62,916 PIK Preferred Shares had been converted by holders into 8,628,473 shares of the Company’s Class A Common Stock. Also, during the first quarter of fiscal 2005, five PIK Preferred Shares were converted into 686 shares of the Company’s Class A Common Stock. As a result of these transactions, 8,629,346 additional shares of the Company’s Class A Common Stock are now issued and outstanding and no PIK Preferred Shares are currently issued or outstanding.

ITEM 1A.  RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect the Company’s business or that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company.

Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. These risk factors may change from time to time and may be amended, supplemented, or superceded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that the Company files with the Securities and Exchange Commission in the future.

Risks Related to the Company’s Business

The Company’s substantial indebtedness could harm its ability to react to changes in business or market developments and prevent the Company from fulfilling its obligations under its indebtedness.

As of December 31, 2005, the Company’s consolidated indebtedness outstanding was approximately $415.2 million and for fiscal 2005, its interest expense, net was $32.6 million. The Company’s substantial level of current indebtedness, as well as any additional indebtedness the Company may draw under the unused portions of the Credit Facility, combined with a potential downturn in business due to economic or other factors beyond its control, increases the possibility that the Company may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness. The Company’s substantial debt could increase its vulnerability to general economic downturns and adverse competitive and industry conditions by limiting its flexibility to plan for, or to react to, changes in its business and in the industry in which the Company operates. This limitation could place the Company at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

The Company’s variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

In accordance with the terms of the Credit Facility, the Company has maintained its position in a cash flow hedge agreement to lessen its exposure to interest rate fluctuations. However, approximately 48% of the Company’s exposure to variable interest rates under the Credit Facility is not hedged and will bear interest at floating rates. As a result, a modest interest rate increase could result in a substantial increase in interest expense.

To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on its indebtedness and to fund its operations and capital expenditures will depend on its ability to generate cash in the future. However, its business may not generate sufficient cash flow from operations for a variety of reasons, including general downturns in the economy, delays in the start-up of expansion projects, changes in the currency exchange rates in countries in which the Company operates, local laws restricting the movement of cash between the Company’s subsidiaries and the parent and many other potential reasons. If the Company cannot generate sufficient cash to service its debt, the Company will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these actions may not be affected on commercially reasonable terms, or at all. In addition, the credit agreement with respect to the Credit Facility may restrict the Company from adopting any of these alternatives.

Because a significant number of its employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew its collective bargaining agreements could disrupt the Company’s business.

As of December 31, 2005, approximately 42% of the Company’s employees are represented by labor unions or trade councils and work under collective bargaining agreements.  Approximately 29% of the Company’s labor force is covered by collective bargaining agreements that expire within one year. The Company may not be able to maintain constructive relationships with these labor unions or trade councils. The Company may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt the Company’s business. Any such disruption could in turn reduce its revenue from sales, increase its costs to bring products to market and result in significant losses.

The Company generates most of its revenue from the sale of manufactured products that are used in a wide variety of consumer and industrial applications and the potential for product liability exposure could be significant.

The Company manufactures a wide variety of products that are used in consumer and industrial applications, such as disposable diapers, baby wipes, surgical gowns, wound dressings, carpet backing and industrial packaging. As a result, the Company may face exposure to product liability claims in the event that the failure of its products results, or is alleged to result, in bodily injury and/or death. In addition, if any of its products are, or are alleged to be, defective, the Company may be required to make warranty payments or to participate in a recall involving those products.

The future costs associated with defending product liability claims or responding to product warranties could be material and the Company may experience significant losses in the future as a result. A successful product liability claim brought against the Company in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce the Company’s profitability and cash generated from operations.

The Company’s international operations pose risks to its business that are not present with its domestic operations.

The Company’s manufacturing facilities in the United States accounted for 47% of net sales for fiscal 2005, with facilities in Europe, Latin America, Canada and Asia accounting for 53%. As part of its growth strategy, the Company may expand operations in existing or other foreign countries. The Company’s foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws, reduced protection of intellectual property in some countries outside of the United States and regulatory policies and various trade restrictions. All of these risks could have a negative impact on the Company’s ability to deliver products to customers on a competitive and timely basis. This could reduce or impair the Company’s net sales, profits, cash flows and financial position. The Company has not historically hedged its exposure to foreign currency risk.

The Company could incur substantial costs to comply with environmental laws, and violations of such laws may increase costs or require the Company to change certain business practices.

The Company uses and generates a variety of chemicals in its manufacturing operations. As a result, the Company is subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances. The Company regularly incurs costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials, which are produced by the Company. Widespread adoption of such prohibitions or restrictions could adversely affect demand for the Company’s products and thereby have a material effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company. The Company could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the Company’s manufacturing facilities involved. The Company is also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations.

If the Company is unable to adequately protect its intellectual property, the Company could lose a significant competitive advantage.

The Company’s success depends, in part, on its ability to protect its unique technologies and products against competitive pressure and to defend its intellectual property rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect the Company’s market share and results of operations. The Company maintains over 185 registered trademarks worldwide and 170 patents in the United States and has approximately 417 patents under application worldwide as well as certain trade secrets, for which patents have not been sought. The Company may not receive patents for all its patent applications and existing or future patents that the Company receives or licenses may not provide competitive advantages for its products. Its competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that the Company receives or licenses. In addition, patent rights may not prevent the Company’s competitors from developing, using or selling products that are similar or functionally equivalent to its products. The loss of protection for the Company’s intellectual property could reduce the market value of its products, reduce product sales, lower its profits, and impair its financial condition.

Due to the unique products that the Company produces and the particular industry in which the Company operates, the loss of its senior management could disrupt its business.

The Company’s senior management is important to the success of its business because there is significant competition for executive personnel with unique experience in the nonwoven and oriented polyolefin industries. As a result of this unique need and the competition for a limited pool of industry-based executive experience, the Company may not be able to retain its existing senior management. In addition, the Company may not be able to fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. The loss of any member of its senior management team without retaining a suitable replacement (either from inside or outside its existing management team) could restrict our ability to enhance existing products in a timely manner, sell products to our customers or manage the business effectively.

Risks Related to the Company’s Industries

Because the specialized markets in which the Company sell its products are highly competitive, the Company may have difficulty growing its business year after year.

The markets for the Company’s products are highly competitive. The primary competitive factors include technical support, product innovation and performance, quality, service, distribution and cost. In addition, the Company competes against a small number of competitors in each of its markets. However, some of these competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than the Company. As a result, a reduction in overall demand or increased costs to design and produce its products would likely further increase competition and that increased competition could cause the Company to reduce its prices, which could lower its profit margins and impair its ability to grow from year to year.

The Company must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which the Company operates.

The Company’s continued success depends, in part, upon its ability to maintain its technological capabilities and to continue to identify, develop and commercialize innovative products for the nonwoven and oriented polyolefin industries. The Company must also protect the intellectual property rights underlying its new products to realize the full benefits of its efforts. If the Company fails to continue to develop products for its markets or to keep pace with technological developments by its competitors, the Company may lose market share, which could reduce product sales, lower its profits and impair its financial condition.

The loss of only a few of the Company’s large volume customers could reduce its revenues and profits.

A significant amount of the Company’s products are sold to a relatively small number of large volume customers. Sales to Procter & Gamble Company represented approximately 14% of its net sales in fiscal 2005. Sales to its top 20 customers represented approximately 51% of the Company’s net sales in fiscal 2005. As a result, a decrease in business from, or the loss of, any large volume customer such as Procter & Gamble could materially reduce the Company’s product sales, lower its profits and impair its financial condition.

Increases in prices for raw materials or the unavailability of raw materials could reduce the Company’s profit margins.

The primary raw materials used to manufacture most of the Company’s products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. To the extent that the Company is able to pass at least a portion of raw material price increases to some of its customers, there is often a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company’s cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $3.0 million on an annualized basis in its reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that the Company will be able to pass on any increases to its customers not covered by contracts with price escalation clauses. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s profit margins, results of operations and financial condition. In addition, the loss of any of its key suppliers in the short-term could disrupt its business until the Company secures alternative supply arrangements or alternative suppliers were qualified with customers.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.                 PROPERTIES

The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company’s owned properties are subject to liens in favor of the lenders under the Company’s Credit Facility. The Company believes that its facilities are generally well-maintained, in good condition and adequate for its current needs.

Location	Principal Function
Nonwovens U.S.
North Little Rock, Arkansas	Manufacturing and Warehousing
Rogers, Arkansas	Manufacturing and Warehousing
Gainesville, Georgia(1)	Manufacturing and Warehousing
Landisville, New Jersey	Manufacturing and Warehousing
Benson, North Carolina	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Raleigh, North Carolina(1)	Administration
Mooresville, North Carolina	Manufacturing and Research and Development
Mooresville, North Carolina(1)	Administration, Sales and Marketing
Mooresville, North Carolina	Warehousing
Waynesboro, Virginia	Manufacturing, Warehousing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Nonwovens Europe
Bailleul, France	Manufacturing, Marketing, Warehousing, Research and Development and Administration
Neunkirchen, Germany	Manufacturing and Warehousing
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Mölnlycke, Sweden(1)	Manufacturing
Nonwovens Latin America
Buenos Aires, Argentina(2)	Manufacturing, Sales, Marketing, Warehousing and Administration
Guadalajara, Mexico(1)	Sales, Marketing and Warehousing
Cali, Colombia	Manufacturing, Sales, Marketing, Warehousing and Administration
Monterrey, Mexico(1)	Sales, Marketing and Warehousing
Mexico City, Mexico(1)	Sales, Marketing and Warehousing
San Luis Potosi, Mexico	Manufacturing, Sales, Warehousing, Marketing and Administration
Nonwovens Asia
Nanhai, China(3)	Manufacturing, Sales, Marketing, Warehousing and Administration
Suzhou, China	Manufacturing, Sales, Marketing, Warehousing and Administration
Oriented Polymers Division
Kingman, Kansas	Manufacturing, Marketing, Warehousing and Administration
Guntown, Mississippi(1)	Converting and Warehousing
Portland (Clackamas), Oregon	Manufacturing
Clearfield, Utah(1)	Manufacturing, Marketing and Warehousing
North Bay, Ontario	Manufacturing, Marketing, Warehousing and Administration
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec(1)	Sales, Marketing and Administration
Corporate Offices
Dayton, New Jersey(1)	Administration
North Charleston, South Carolina(1)	Corporate

(1)            Leased.

(2)            60% interest in a joint venture/partnership-type arrangement (Dominion Nonwovens Sudamerica S.A.) with Guillermo Enrique Kraves and Ives Company Limited.

(3)            80% interest in a joint venture/partnership-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

The Company recently announced its intent to relocate its corporate office and several of its administrative functions to Charlotte, North Carolina. This property is expected to be leased and to be occupied in the third quarter of 2006.

Capacity utilization during 2005 varied by geographic locations and manufacturing capabilities. However, it can be generally stated that the facilities operated moderately below capacity.

ITEM 3.                 LEGAL PROCEEDINGS

During 2005, the Company received approximately $1.9 million as its portion of class-action settlement agreements with various suppliers of raw materials. These recoveries were included in Selling, general and administrative expenses in the Consolidated Statement of Operations for fiscal 2005.

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served with a lawsuit by a former customer alleging breach of contract and other charges. The discovery phase has recently begun and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Therefore, management is not able to estimate the amount of such loss, if any, at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 5, 2003, the Company’s Class A and Class B Common Stock have been trading on the over-the-counter electronic bulletin board (the “OTCBB”) under the symbols “POLGA” and “POLGB,” respectively. Prior to March 5, 2003, all of the Company’s common stock was in one class. Pursuant to the Modified Plan, on March 5, 2003, the Company’s common stock was divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B Common Stock trade on the OTCBB. No shares of Class D or Class E Common Stock are outstanding. There is no established trading market for the Class C Common Stock and, as such, no ticker symbol has been assigned to the Class C Common Stock. The Class B Common Stock is convertible to Class A Common Stock and, accordingly, the Class B Common Stock trades on a comparable basis to the Class A Common Stock. The following table sets forth for fiscal 2005 and 2004 the high and low bids for the Company’s Class A Common Stock:

	2005		2004
	High	Low	High	Low
First Quarter	$24.00	$17.20	$14.00	$7.00
Second Quarter	25.65	21.00	14.50	12.00
Third Quarter	29.40	22.35	13.50	11.10
Fourth Quarter	25.50	23.25	19.30	11.10

The Company paid no dividends on its common stock during fiscal years 2005 or 2004. The Credit Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Credit Facility.

As of March 3, 2006, there were 59, 337 and one holders of record of the Company’s Class A, Class B and Class C Common Stock, respectively.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial information of the Company for periods both before and after emerging from the Chapter 11 process on March 5, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on March 1, 2003. Therefore, the Consolidated Balance Sheets and related information as of December 31, 2005, January 1, 2005 and January 3, 2004 and the Consolidated Statement of Operations and related information for the fiscal years ended December 31, 2005, January 1, 2005 and the ten months ended January 3, 2004 are referred to as “Successor” and reflect the effects of the reorganization and the principles of fresh start accounting. Periods presented prior to March 1, 2003 have been referred to as “Predecessor”. See Note 4 to the Company’s Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for a discussion of fresh start accounting adjustments. The statement of operations data for each of the periods presented in the five years ended December 31, 2005 and the balance sheet data as of December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001 have been derived from audited consolidated financial statements, except for the balance sheet data as of March 1, 2003, which is unaudited. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 to this Annual Report on Form 10-K and the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 to this Annual Report on Form 10-K.

	Successor			Predecessor
	Fiscal Year Ended		Ten Months Ended	Two Months Ended	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004	March 1, 2003	December 28, 2002	December 29, 2001
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$948,848	$844,734	$644,893	$132,895	$754,437	$815,765
Cost of goods sold	787,369	691,272	531,390	111,110	635,639	676,763
Gross profit	161,479	153,462	113,503	21,785	118,798	139,002
Selling, general and administrative expenses	104,545	99,163	78,682	15,955	100,215	111,781
Asset impairment charges	—	2,253	1,207	—	317,898	181,190
Plant realignment costs	9	1,867	6,802	4	1,054	7,441
Foreign currency loss, net	671	2,027	2,773	1,343	(1,059)	2,318
Arbitration settlement, net	—	(13,112)	—	—	—	—
Financial restructuring expenses	—	—	—	—	3,634	1,850
Other retirement costs	—	—	—	—	2,608	—
Operating income (loss)	56,254	61,264	24,039	4,483	(305,552)	(165,578)
Other expense (income):
Interest expense, net	32,617	40,252	49,036	10,665	71,478	99,406
Investment (gain) loss, net	—	—	(3)	(291)	1,806	5,290
Minority interests	3,784	2,597	2,028	441	1,366	(2,694)
Write-off of loan acquisition costs	4,008	5,022	—	—	—	—
Foreign currency and other (gain) loss, net	(948)	667	3,035	91	15,078	5,784
Reorganization items, (gain) loss	—	—	—	(540,479)	14,873	—
Income (loss) before income tax expense (benefit)	16,793	12,726	(30,057)	534,056	(410,153)	(273,364)
Income tax expense (benefit)	9,796	7,994	2,928	1,692	(3,290)	(25,803)
Income (loss) before cumulative effect of change in accounting principle	6,997	4,732	(32,985)	532,364	(406,863)	(247,561)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	12,774	—
Net income (loss)	6,997	4,732	(32,985)	532,364	(419,637)	(247,561)
Accrued and paid-in-kind dividends on PIK Preferred Shares	27,998	5,566	—	—	—	—
Income (loss) applicable to common shareholders	$(21,001)	$(834)	$(32,985)	$532,364	$(419,637)	$(247,561)
Per Share Data:
Income (loss) before cumulative effect of change in accounting principle per common share—basic	$(1.60)	$(0.09)	$(3.81)	$16.63	$(12.71)	$(7.74)
Income (loss) per share applicable to common shareholders—basic	$(1.60)	$(0.09)	$(3.81)	$16.63	$(13.11)	$(7.74)
Income (loss) before cumulative effect of change in accounting principle per common share—diluted	$(1.60)	$(0.09)	$(3.81)	$16.63	$(12.71)	$(7.74)
Income (loss) per share applicable to common shareholders—diluted	$(1.60)	$(0.09)	$(3.81)	$16.63	$(13.11)	$(7.74)
Cash dividends	$—	$—	$—	$—	$—	$0.02
Operating and other data:
Cash provided by (used in) operating activities	$70,932	$69,896	$33,213	$(12,901)	$35,343	$10,496
Cash provided by (used in) investing activities	(77,604)	(23,144)	(33,909)	8,820	(10,554)	(21,377)
Cash provided by (used in) financing activities	(2,488)	(28,133)	(10,887)	(14,669)	(15,367)	34,417
Gross margin (a)	17.0%	18.2%	17.6%	16.4%	15.7%	17.0%
Depreciation and amortization	$57,550	$53,230	$42,620	$8,812	$71,556	$83,164
Capital expenditures	78,902	24,791	36,675	3,062	15,379	21,440
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$30,963	$41,296	$21,336	$31,783	$58,147	$46,453
Working capital (deficit)	173,447	187,338	119,106	172,501	219,905	(872,336)
Total assets	765,001	754,558	719,062	745,221	811,319	1,232,214
Long-term debt, less current portion	405,955	403,560	440,992	480,050	478,224	9,802
Minority interests	16,611	14,912	14,151	12,123	11,682	9,896
16% Series A convertible pay-in-kind preferred shares	—	58,286	—	—	—	—
Total shareholders’ equity (deficit)	131,482	73,849	59,200	73,390	(465,914)	(48,862)

Note to Selected Consolidated Financial Data

(a)   Gross margin represents gross profit as a percentage of net sales.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 to this Annual Report on Form 10-K. In particular, this discussion should be read in conjunction with Note 3 “Chapter 11 Proceedings and Recapitalization,” Note 4 “Fresh Start Accounting” and Note 5 “Business Restructuring and Asset Impairment,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, which describe the filing by the Company and its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on May 11, 2002 and the financial restructuring and fresh start accounting associated with the Company’s emergence from the Chapter 11 process effective March 5, 2003.

For accounting purposes, the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. Fresh start accounting has been implemented as of March 1, 2003 and, accordingly, at that date, all assets and liabilities were restated to reflect their respective fair value. See Note 4 of the Company’s Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for a discussion of the fresh start accounting adjustments. For financial reporting purposes, references to “Predecessor” refer to the Company on and prior to March 1, 2003 and references to “Successor” refer to the Company on and after March 2, 2003, after giving effect to the implementation of fresh start accounting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of this discussion of results of operations, certain of the data for the ten months ended January 3, 2004 (Successor) have been combined with the two months ended March 1, 2003 (Predecessor) for comparisons with the fiscal years ended December 31, 2005 (Successor) and January 1, 2005 (Successor).

Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items for the 2005 periods in comparison to the corresponding 2004 and 2003 (combined) periods.

	Successor	Successor	Combined	Successor	Predecessor
	2005	2004	2003	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Material	51.2	48.6	46.9	47.0	46.6
Labor	8.5	9.6	10.1	10.1	10.3
Overhead	23.3	23.6	25.6	25.3	26.7
	83.0	81.8	82.6	82.4	83.6
Gross profit	17.0	18.2	17.4	17.6	16.4
Selling, general and administrative expenses	11.0	11.7	12.2	12.2	12.0
Asset impairment charges	—	0.3	0.1	0.2	—
Plant realignment costs	—	0.2	0.9	1.1	—
Foreign currency loss, net	0.1	0.2	0.5	0.4	1.0
Arbitration settlement, net	—	(1.5)	—	—	—
Operating income	5.9	7.3	3.7	3.7	3.4
Other expense (income):
Interest expense, net	3.4	4.8	7.7	7.6	8.0
Investment gain, net	—	—	—	—	(0.2)
Minority interests	0.4	0.3	0.3	0.3	0.3
Write-off of loan acquisition costs	0.4	0.6	—	—	—
Foreign currency and other (gain) loss, net	(0.1)	0.1	0.4	0.5	0.1
Reorganization items, gain (loss)	—	—	69.4	—	406.6
Income (loss) before income tax expense	1.8	1.5	64.7	(4.7)	401.8
Income tax expense	1.1	0.9	0.6	0.4	1.3
Net income (loss)	0.7	0.6	64.1	(5.1)	400.5
Accrued and paid-in-kind dividends on PIK preferred shares	2.9	0.7	—	—	—
Income (loss) applicable to common shareholders	(2.2)%	(0.1)%	64.1%	(5.1)%	400.5%

Comparison of Years Ended December 31, 2005 and January 1, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 18 “Segment Information” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the year ended December 31, 2005, the year ended January 1, 2005 and the corresponding change from 2004 to 2005 (in millions):

	2005	2004	Change
Net sales
Nonwovens	$763.7	$672.6	$91.1
Oriented Polymers	185.1	172.5	12.6
Eliminations	—	(0.4)	0.4
	$948.8	$844.7	$104.1
Operating income (loss)
Nonwovens	$66.7	$60.4	$6.3
Oriented Polymers	10.7	12.7	(2.0)
Unallocated Corporate, net of eliminations	(20.5)	(18.8)	(1.7)
	56.9	54.3	2.6
Plant realignment costs	—	(1.9)	1.9
Asset impairment charges	—	(2.2)	2.2
Foreign currency loss, net	(0.6)	(2.0)	1.4
Arbitration settlement, net	—	13.1	(13.1)
	$56.3	$61.3	$(5.0)

The amounts for plant realignment costs, asset impairment charges, foreign currency loss, net and arbitration settlement, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Consolidated net sales were $948.8 million in 2005, an increase of $104.1 million or 12.3% over 2004 consolidated net sales of $844.7 million. Net sales for 2005 in the Nonwovens and Oriented Polymers divisions improved over comparable 2004 fiscal year results by 13.5% and 7.3%, respectively. Fiscal 2005 and 2004 each consisted of 52 weeks. A reconciliation of the change in net sales between 2004 and 2005 is presented in the following table (in millions):

Net sales—2004	$844.7
Change in sales due to:
Price/mix	72.4
Volume	24.2
Foreign currency translation	7.5
Net sales—2005	$948.8

The increase in net sales during 2005 was due primarily to price/mix improvements and volume gains. The price/mix increase reflects continued success in the Company’s ability to improve pricing and profit composition of its sales. The improvement in the price/mix of sales in 2005 over the prior year period was driven primarily by higher prices implemented to mitigate raw material costs in all divisions, increased value-added business in Latin America and product shifts in Asia from commodity to specialty applications.

The primary contributors to the $24.2 million increase in sales due to volume growth in 2005 were the U.S. and Latin American regions. In the Company’s U.S. nonwovens business, the consumer and hygiene markets contributed double-digit increases over 2004 as new products were introduced into the markets and new customer relationships generated substantial sales increases. Although the San Luis Potosi, Mexico capacity expansion was completed in late 2003, it didn’t reach full productive capacity until the second quarter of 2004. Accordingly, fiscal 2005 reflected the first full-year’s benefit of the additional capacity. The Latin America region’s sales improvement was driven by significant year-over-year increases in hygiene and industrial sales. Nonwoven sales volumes decreased slightly in Europe. Oriented Polymers’ increase in sales was due primarily to price/mix improvement, partially offset by lower sales volumes of certain commodity-based products.

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during 2005 compared to 2004, resulting in an increase in net sales of $7.5 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A to this Annual Report on Form 10-K.

Gross Margin

Gross margin in 2005 declined to 17.0% from 18.2% in 2004, despite improved sales volumes and product mix, due to the impact of the raw material increases during 2005. The raw material component of the cost of goods sold as a percentage of net sales increased from 48.6% in 2004 to 51.2% in 2005.

Operating Income

A reconciliation of the change in operating income between 2004 and 2005 is presented in the following table (in millions):

Operating income—2004	$61.3
Change in operating income due to:
Arbitration settlement, net	(13.1)
Price/mix	72.4
Higher raw material costs	(60.5)
Volume	6.9
Higher depreciation and amortization expense	(4.3)
Lower postretirement plan curtailment gains	(3.6)
Lower asset impairment charges	2.2
Lower plant realignment costs, net	1.9
Higher manufacturing costs	(2.6)
Foreign currency translation	0.5
All other, primarily higher SG&A costs	(4.8)
Operating income—2005	$56.3

Consolidated operating income was $56.3 million in 2005 as compared to $61.3 million in 2004. Operating income in 2004 benefited from the $13.1 million arbitration settlement, net of expenses. The financial effect of price/mix improvements more than offset the higher raw material costs, reflecting the benefits of the Company’s new product introductions and ongoing efforts to manage the impact of higher raw material costs. Operating income was positively impacted by the volume gains noted in the net sales discussion above and the absence of asset impairment charges and lower plant realignment costs in 2005. Offsetting these favorable impacts were higher depreciation and amortization charges, lower postretirement plan curtailment gains, higher manufacturing costs and higher selling, general and administrative expenses. The increase in depreciation and amortization charges was primarily related to the reduction in the estimated useful lives of certain machinery and equipment utilized in the Company’s operations to reflect the technological status and market conditions of certain aspects of the Company’s business. Selling, general and administrative expenses were higher primarily due to increased sales volume, increased non-cash compensation costs related to the Company’s stock option plan and costs related to the new Sarbanes-Oxley compliance requirements, partially offset by $1.9 million received as its portion of class-action settlement agreements with various suppliers of raw materials.

Hurricanes Katrina and Rita hit the Gulf Coast in the third quarter of 2005, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, raw materials continued to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, attempted to raise its selling prices to mitigate the sharp increases in raw materials. The prices of raw materials in the North American markets decreased slightly since late December 2005 as the refineries returned to normalized production levels, although there are no assurances that the prices will return to pre-hurricane levels due to other global economic factors.

Interest and Other Expense

Net interest expense decreased $7.7 million, from $40.3 million in 2004 to $32.6 million in 2005. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s long-term bank debt in April 2004 and November 2005 and the elimination of interest expense in mid-2004 on the Junior Notes, as approximately $52.7 million in aggregate principal amount of the Junior Notes was converted into 52,716 shares of PIK Preferred Shares and 6,719 shares of Class A Common Stock. The 2004 interest expense includes $1.8 million of payment-in-kind in lieu of cash interest on the Junior Notes. Additionally, during 2005 the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $2.2 million, compared to $0.4 million in 2004.

The Consolidated Statements of Operations for 2004 and 2005 included a charge of $5.0 million and $4.0 million, respectively, with respect to loan acquisition cost write-offs related to the refinanced debt. Foreign currency and other, net improved by $1.6 million, from an expense of $0.7 million in 2004 to income of $0.9 million in 2005. The improvement in foreign currency and other, net was primarily due to the foreign currency gains recognized by foreign subsidiaries on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar, as well as gains of $1.3 million recognized on the sale of certain assets.

Income Tax Expense

The Company recognized income tax expense of $9.8 million in 2005 on consolidated income before income taxes of $16.8 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which the Company is not anticipating the benefit of the foreign tax credits, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recorded a net income tax expense of $8.0 million in 2004 on consolidated income before income taxes of $12.7 million for such period. The effective income tax rate was in excess of the statutory rate primarily due to withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and no significant income tax benefit recognized for the losses incurred in the U.S. and certain foreign jurisdictions.

Net Income

As a result of the above, the Company recognized net income of $7.0 million in fiscal 2005 compared to net income of $4.7 million in 2004.

Accrued and Paid-in-kind Dividends on PIK Preferred Shares

Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, the Company accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by the Company’s Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares of PIK Preferred Stock, the Company recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million and $5.6 million in fiscal years 2005 and 2004, respectively.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $21.0 million, or $(1.60) per share on a basic and diluted basis, in fiscal 2005 compared to a loss applicable to common shareholders of $0.8 million, or $(0.09) per share on a basic and diluted basis, in fiscal 2004.

Comparison of Successor Year Ended January 1, 2005 and Combined Successor and Predecessor Year Ended January 3, 2004

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 18 “Segment

Information” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for fiscal 2004, the ten months ended January 3, 2004, the two months ended March 1, 2003 and the combined 2003 period and the change from 2003 to 2004 (in millions):

	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003	Combined 2003	Change
Net sales
Nonwovens	$672.6	$515.7	$108.4	$624.1	$48.5
Oriented Polymers	172.5	129.7	24.5	154.2	18.3
Eliminations	(0.4)	(0.5)	—	(0.5)	0.1
	$844.7	$644.9	$132.9	$777.8	$66.9
Operating income
Nonwovens	$60.4	$38.9	$7.8	$46.7	$13.7
Oriented Polymers	12.7	8.5	1.5	10.0	2.7
Unallocated Corporate, net of eliminations	(18.8)	(12.6)	(3.5)	(16.1)	(2.7)
	54.3	34.8	5.8	40.6	13.7
Plant realignment costs	(1.9)	(6.8)	—	(6.8)	4.9
Asset impairment charges	(2.2)	(1.2)	—	(1.2)	(1.0)
Foreign currency loss, net	(2.0)	(2.8)	(1.3)	(4.1)	2.1
Arbitration settlement, net	13.1	—	—	—	13.1
	$61.3	$24.0	$4.5	$28.5	$32.8

Net Sales

Consolidated net sales were $844.7 million in 2004, an increase of $66.9 million or 8.6% over 2003 consolidated net sales of $777.8 million. Net sales for 2004 in the Nonwovens and Oriented Polymers divisions improved over comparable 2003 fiscal year results by 7.8% and 11.9%, respectively. Fiscal 2004 consisted of 52 weeks, whereas the combined 2003 fiscal year consisted of 53 weeks. A reconciliation of the change in net sales between 2003 and 2004 is presented in the following table (in millions):

Net sales—2003	$777.8
Change in sales due to:
Volume	36.3
Foreign currency	23.0
Price/mix	17.8
Businesses sold/exited	(10.2)
Net sales—2004	$844.7

The increase in net sales during 2004 was due primarily to volume gains, especially in the United States and Latin American markets, and the strengthening of foreign currencies versus the U.S. dollar. Sales dollars were positively impacted in 2004 by the price/mix of sales largely due to increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs rose during the current year, the Company followed the consistent policy of passing raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. The aforementioned increases in sales were partially offset by decreases associated with businesses sold or exited. Overall, the Company continued to build momentum in the marketplace following its emergence from the Chapter 11 process on March 5, 2003.

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

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during 2004 compared to 2003 resulting in an increase in net sales of $23.0 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A to this Annual Report on Form 10-K.

Gross Margin

Gross margin in 2004 increased to 18.2% from 17.6% in 2003, driven by volume increases and lower manufacturing costs, offset by the effect of raw material increases during 2004. The raw material component of the cost of goods sold as a percentage of net sales increased from 46.9% in 2003 to 48.6% in 2004.

Operating Income

A reconciliation of the change in operating income between 2003 and 2004 is presented in the following table (in millions):

Operating income—2003	$28.5
Change in operating income due to:
Price/mix	17.8
Higher raw material costs	(24.1)
Volume	13.2
Arbitration settlement, net	13.1
Lower manufacturing costs	5.3
Lower asset impairment charges and plant realignment costs, net	3.9
Postretirement benefit plan curtailments and other, net	3.6
Foreign currency translation	1.9
Businesses sold/exited	0.5
Higher depreciation and amortization expense	(2.8)
All other, primarily higher SG&A costs	0.4
Operating income—2004	$61.3

Consolidated operating income was $61.3 million in 2004 as compared to $28.5 million in 2003. The improvement in operating income was positively impacted by the price/mix and volume improvements noted above. The $17.0 million arbitration settlement, which was received during the second quarter and reported net of $3.9 million of legal and other associated arbitration costs, also favorably impacted operating income. Other items contributing to the improvement of operating income were cost savings as a result of previous business restructuring efforts and lower asset impairment charges, net of a $1.0 million increase in plant realignment costs. Offsetting these favorable impacts were higher raw material costs which could not be passed along to customers in the form of price increases, higher depreciation and amortization charges and higher selling, general and administrative expenses. The increase in raw material costs was driven by increases in the prices charged by vendors. The expectation for fiscal 2005 is that raw material costs will continue to escalate and the Company will continue its efforts to pass along such increases to its customers. The increase in selling, general and administrative expenses was primarily related to higher sales levels and is net of $2.6 million of accounts receivable reserve adjustments. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America.

Interest and Other Expense

Net interest expense decreased $19.4 million, from $59.7 million in 2003 to $40.3 million in 2004. Those totals include $1.8 million and $3.7 million, respectively, of payments in kind in lieu of cash interest on the Junior Notes. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s Restructured Credit Facility with the Bank Facility, effective April 27, 2004. Additionally, in conjunction with the refinancing, the Company’s majority shareholder exchanged on April 27, 2004 approximately $42.6 million in aggregate principal amount of the Junior Notes for 42,633 shares of PIK Preferred Shares, which also contributed to lower interest costs during the period. Also subsequent to the refinancing, the remaining $10.1 million of Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock.

The Consolidated Statement of Operations for 2004 included a charge of $5.0 million for the write-off of unamortized loan acquisition costs related to the refinanced debt. Foreign currency and other (gain) loss, net decreased $2.4 million, from a loss of $3.1 million in fiscal 2003 to a loss of $0.7 million in fiscal 2004, as fiscal 2003 included $1.1 million of costs related to an aborted refinancing effort.

Reorganization Items

As further described in Note 3 “Chapter 11 Proceedings and Recapitalization” and Note 4 “Fresh Start Accounting” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company recognized a net gain of $540.5 million in reorganization items upon its emergence from Chapter 11 in 2003. These reorganization items primarily included gains on cancellation of prepetition indebtedness of $619.9 million offset by fresh start adjustments of $47.5 million and other costs associated with the reorganization of $31.9 million.

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

Income (Loss) Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $0.8 million, or $(0.09) per share on a basic and diluted basis, in fiscal 2004 compared to income applicable to common shareholders of $499.4 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility with aggregate commitments of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Bank Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 31, 2005, the Company was in compliance with all such covenants. Additionally, as of December 31, 2005, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2005, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.4 million.

	December 31, 2005	January 1, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$31.0	$41.3
Working capital	173.4	187.3
Total assets	765.0	754.6
Total debt	415.2	414.0
PIK Preferred Shares	—	58.3
Total shareholders’ equity	131.5	73.8

	Fiscal Year Ended
	December 31, 2005	January 1, 2005
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$70.9	$69.9
Net cash used in investing activities	(77.6)	(23.1)
Net cash used in financing activities	(2.5)	(28.1)

Operating Activities

Net cash provided by operating activities was $70.9 million during 2005, a $1.0 million increase from the $69.9 million provided by operating activities during 2004, which included a $13.1 million net cash inflow from an arbitration settlement. The Company was able to generate substantially the same cash flows from operations in 2005 versus 2004, despite the arbitration settlement benefit in 2004, primarily due to improved cash flows from product sales in 2005.

The Company had working capital of approximately $173.4 million at December 31, 2005 compared with $187.3 million at January 1, 2005. Accounts receivable at December 31, 2005 was $120.7 million as compared to $113.5 million on January 1, 2005, an increase of $7.2 million. Accounts receivable represented approximately 46 days of sales outstanding at both December 31, 2005 and January 1, 2005. Inventories at December 31, 2005 were $119.7 million, an increase of $13.4 million from inventories at January 1, 2005 of $106.3 million. The Company had inventory representing approximately 54 days of cost of sales on hand at both December 31, 2005 and January 1, 2005. Accounts payable at December 31, 2005 was $82.4 million as compared to $63.8 million at January 1, 2005, an increase of $18.6 million. Accounts payable represented approximately 37 days of cost of sales outstanding at December 31, 2005 as compared to 32 days of cost of sales outstanding at January 1, 2005. The dollar increases in accounts receivable, inventories and accounts payable in 2005 versus 2004 were primarily related to the increases in raw material prices.

The Company’s restructuring activities are discussed in Note 5 “Business Restructuring and Asset Impairment” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Investing and Financing Activities

Cash used for investing activities amounted to $77.6 million and $23.1 million in 2005 and 2004, respectively. Capital expenditures during 2005 totaled $78.9 million, an increase of $54.1 million from capital spending of $24.8 million in 2004. A significant portion of the capital expenditures in 2005 related to the construction of new spunmelt manufacturing facilities in Suzhou, China; Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Investing activities during 2005 and 2004 included proceeds from the sale of assets of $1.3 million and $1.7 million, respectively.

Cash used in financing activities amounted to $2.5 million and $28.1 million in 2005 and 2004, respectively. In 2005, the Company borrowed, on a net basis, $1.2 million of its debt whereas the Company repaid, on a net basis, $15.8 million of its debt during 2004. In addition, the Company paid loan acquisition and other financing costs of $3.7 million and $12.4 million during 2005 and 2004, respectively.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Company does not currently anticipate paying dividends on its common stock in future periods.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million and $5.6 million in fiscal years 2005 and 2004, respectively.

Contractual Obligations

A schedule of the required payments under existing debt agreements and the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of December 31, 2005 and purchase commitments as of December 31, 2005, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Debt, including short-term borrowings	$415.2	$9.2	$4.1	$4.1	$4.1	$4.1	$389.6
Operating leases:
Third party/nonaffiliate lease expense	$7.3	$2.5	$1.8	$1.4	$1.1	$0.5	—
Less: sub-lease income	(0.1)	(0.1)	—	—	—	—	—
	$7.2	$2.4	$1.8	$1.4	$1.1	$0.5	$—
Purchase commitments (see below)	$82.2	$82.2	—	—	—	—	—

Additionally, the Company expects to contribute approximately $7.1 million to its pension plans in 2006. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as health care cost trend rate and discount rate.

As noted in the table above, the Company has approximately $415.2 million of debt outstanding as of December 31, 2005. The Company has fixed the interest rate on $212.5 million of the Credit Facility debt through May 2007 through the use of a cash flow hedge agreement. Assuming the rate of interest remains unchanged from December 31, 2005, cash interest payments would be approximately $28.0 million, $27.5 million, $27.2 million, $26.9 million and $26.6 million for 2006, 2007, 2008, 2009 and 2010, respectively.

The first-lien term loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of approximately $4.1 million (“mandatory payments”) per year have been classified, in the table above, as annual debt payments under the Credit Facility. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditures and any cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.3 million, $4.0 million and $3.2 million in 2005, 2004 and 2003, respectively. For the Successor ten month period and the Predecessor two month period of 2003, the rental expense was $2.6 million and $0.6 million, respectively. Rental income approximated $0.2 million, $0.6 million and $0.5 million in 2005, 2004 and 2003, respectively. The expenses are recognized on a straight-line basis over the life of the lease.

At December 31, 2005, the Company had commitments of approximately $82.2 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2006. In addition, the Company had outstanding letters of credit, including the Nanhai letter of credit, at December 31, 2005  of approximately $11.4 million.

Liquidity Summary

As discussed more fully in Note 11 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, on November 22, 2005, the Company refinanced its existing Bank Facility with  a new Credit Facility consisting of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan that matures in 2012. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Bank Facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 31, 2005, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility, and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability in the Consolidated Balance Sheet included in Item 8 to this Annual Report on Form 10-K. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had no outstanding borrowings at December 31, 2005 under the revolving credit facility. As of December 31, 2005, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.4 million. None of these letters of credit have been drawn on at December 31, 2005. Average borrowings under the revolving credit facility, which were largely alternate base rate borrowings, for the period of November 22, 2005 to December 31, 2005 were $10.4 million at an average rate of 8.37%.

Additionally, in accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement has been maintained in accordance with the terms of the Credit Facility and it terminates on May 8, 2007.

In conjunction with the Company’s refinancing in fiscal 2004, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of the Junior Notes it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Additionally, in the third quarter of 2004, $10.1 million of aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. The dividends on the PIK Preferred Shares accrued at an annual rate of 16% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004, at the option of the Company, (i) through the issuance of additional PIK Preferred Shares; (ii) in cash; or (iii) in a combination thereof. Dividends were cumulative and accrued from the most recent dividend payment date to which dividends had been paid or, if no dividends had been paid, from the date of original issuance. As the aforementioned exchanges were a component of the recapitalization of the Company, involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the then new Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, the Company accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by the Company’s Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares of PIK Preferred Stock, the Company recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued. At any time prior to June 30, 2012, the holders of the PIK Preferred Shares could have elected to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares which approximates an initial conversion price equal to $7.29 per share.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional

PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock, as described below. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million and $5.6 million in fiscal years 2005 and 2004, respectively.

Also, on July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the “Redemption Date”). In accordance with the terms of the PIK Preferred Shares, the Company would redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

As of the close of business on the Redemption Date, five PIK Preferred Shares had been redeemed by the Company with the redemption price being paid by the issuance of 187 shares of Class A Common Stock. Additionally, 62,916 PIK Preferred Shares had been converted by holders into 8,628,473 shares of Class A Common Stock. Also, during the first quarter of fiscal 2005, five PIK Preferred Shares were converted into 686 shares of Class A Common Stock. As a result of these transactions, 8,629,346 additional shares of Class A Common Stock are now issued and outstanding and no PIK Preferred Shares are currently issued or outstanding.

The Company has entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. The Credit Facility entered into during November 2005 provides the Company the availability to increase the sale of U.S. based receivables and non-U.S. based receivables, under factoring agreements, to $20.0 million and $20.0 million, respectively.

As discussed in Note 20 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company has committed to several major projects to expand its worldwide capacity, including the construction of new spunmelt manufacturing facilities in Suzhou, China; Cali, Colombia and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of December 31, 2005 totaled approximately $45.6 million and are expected to be expended during fiscal 2006.

Based on the ability to generate positive cash flows from its operations and the additional financial flexibility and reduced cash interest costs provided by the Credit Facility, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Additionally, based on the Credit Facility and the redemption and conversion of its PIK Preferred Shares for shares of Class A

Common Stock, the Company believes that it has significantly reduced its cash interest costs, improved its financial flexibility, simplified its capital structure and strengthened its financial position.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations has been minimal during 2005, 2004 and 2003. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report on Form 10-K.

New Accounting Standards

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company’s postretirement benefit plans appropriately do not reflect the effects of the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company has completed its evaluation of the impact that the adoption of SFAS No. 151 could have and has concluded that such impact will not be significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt

SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective transition method. Under the modified prospective transition method, all new grants and any unvested portion of prior awards will be measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R is expected to be consistent with the impact in the pro forma disclosure presented in Note 2 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, resulting in lower compensation costs than previously recognized under the Company’s historically used accounting principles.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the new guidance to have a significant impact on its financial position or results of operations.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements. Certain reclassifications of prior years’ amounts have been made in the Consolidated Financial Statements to conform to the current year presentation.

Critical Accounting Policies And Other Matters

The Company’s analysis and discussion of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to fresh start accounting, revenue recognition, including the effects of sales returns and allowances and credit risks, convertible securities, inventories, income taxes, and impairment of long-lived assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Operations and Financial Condition,” as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

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

Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with SFAS No. 141, “Business Combinations”. Such allocations have been reflected in the amounts included in Note 4 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company to be approximately $73.4 million, as described in the Modified Plan. The factors and valuation methodologies included the review of comparable company market valuations and the recent acquisition values of comparable company transactions as well as discounted cash flow models. The discounted cash flow models utilized projected free cash flows for four future years, with such projected free cash flows discounted at rates approximating the expected weighted average cost of capital (11.0% to 13.0%) plus the present value of the Company’s terminal value computed using comparable company exit multiples. Projected free cash flows were estimated based on projected cash flows from operations, adjusted for the effects of income taxes at an effective rate of 39.0%, estimated capital expenditures and estimated changes in working capital. The calculation of reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties. While the Company believes its judgments, estimates and valuation methodologies were reasonable, different assumptions could have materially changed the estimated reorganization value of the Company as of March 1, 2003.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company, beginning in 2004, sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At December 31, 2005, a reserve of $9.6 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

Convertible Securities:   The Company recorded the accretion of dividends on the PIK Preferred Shares based on the stated rate of 16.0%. If the Company’s Board of Directors, at the date of any dividend declaration, elected to satisfy the dividend obligation by payment-in-kind, the Company recognized an additional dividend charge for the excess, if any, of the fair value of the additional PIK Preferred Shares issued, at the dividend declaration date, over the amounts previously accrued at the stated rate. As the Company’s PIK Preferred Shares were not traded on an active market, determination of the fair value of the securities, at the date of dividend declaration, required estimates and judgments, which may have impacted the valuation of the dividend paid-in-kind. Based on the fact that the PIK Preferred Shares were deep-in-the money, the Company estimated the fair value of the PIK Preferred Shares using the number of shares of the Company’s Class A Common Stock into which the PIK Preferred Shares were convertible at the then-current share price of the Company’s Class A Common Stock. While the Company believes its estimates of the fair value of the PIK Preferred Shares are reasonable, the utilization of different assumptions could produce materially different fair value estimates.

Inventory Reserves:   The Company maintains reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously established reserves. Management believes, based on its prior experience of managing and evaluating the recoverability of its slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

Income Taxes:   The Company records an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits, as well as tax planning strategies available to the Company. Additionally, the Company has not provided U.S. income taxes for undistributed earnings of certain foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in the Company’s Consolidated Financial Statements.

Impairment of Long-Lived Assets:   Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill is reviewed annually. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a writedown necessary that previously required no writedown.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of December 31, 2005, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments, including goodwill, in the foreseeable future. However, should current conditions deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 11 and 16 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on May 8, 2007. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.0 million.

The estimated fair value of the Company’s debt at December 31, 2005 was approximately $415.2 million, which approximated its carrying value.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2005 and 2004, certain currencies of countries in which the Company conducts foreign currency denominated business moved significantly against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 to this Annual Report on Form 10-K.

The Company has not historically hedged its exposure to foreign currency risk, although it has mitigated its risk of currency losses on foreign monetary assets. Also, in most foreign operations, there is a natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. In addition, the Company, in May 2005, entered into foreign currency forward contracts to manage (effectively fixing) its U.S. dollar exposure on certain Euro-based obligations for firm commitments related to certain capital expenditure projects. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 48.6% in 2004 to 51.2% for 2005.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies were tight in the fourth quarter of 2005, raw materials continued to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the sharp increase in raw materials. Raw material prices decreased slightly since late December 2005 as the refineries and chemical processing sites returned to more normal production levels, but there can be no assurance that the raw material prices will return to pre-hurricane levels due to other global economic factors.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $3.0 million, on an annualized basis, in its reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 to this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	45
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	47
Consolidated Statements of Operations for the fiscal years ended December 31, 2005 and January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003	48
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 31, 2005 and January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003	49
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005 and January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003	50
Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2005 and January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003	51

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheet of Polymer Group, Inc. (a Delaware corporation) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the fiscal year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the fiscal year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled “Schedule II—Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. The amounts on this schedule for the fiscal year ended December 31, 2005, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polymer Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 15, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheet of Polymer Group, Inc. as of January 1, 2005, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for the year ended January 1, 2005, the ten months ended January 3, 2004, and the two months ended March 1, 2003 (Predecessor Company and date of reorganization for accounting purposes). Our audits also included the data related to the periods referenced in the preceding sentence included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at January 1, 2005 and the consolidated results of their operations and their cash flows for the year ended January 1, 2005, the ten months ended January 3, 2004, and the two months ended March 1, 2003 (the Predecessor Company) in conformity with  accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 3 to the consolidated financial statements, effective March 5, 2003, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Court pursuant to a Modified Reorganization Plan that was confirmed by the Bankruptcy Court on January 16, 2003. In accordance with AICPA Statement of Position 90-7, the Company adopted “fresh start” accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at March 1, 2003 (the date of reorganization for accounting purposes). As a result, the consolidated financial statements for periods subsequent to March 1, 2003 reflect the Successor Company’s new basis of accounting and are not comparable to the Predecessor Company’s pre-reorganization consolidated financial statements.

/s/ Ernst & Young, LLP

Greenville, South Carolina
March 23, 2005

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2005	January 1, 2005
A S S E T S
Current assets:
Cash and cash equivalents	$30,963	$41,296
Accounts receivable, net	120,668	113,491
Inventories	119,663	106,349
Deferred income taxes	4,364	226
Other current assets	23,094	37,140
Total current assets	298,752	298,502
Property, plant and equipment, net	421,997	402,603
Intangibles and loan acquisition costs, net	37,329	48,819
Deferred income taxes	433	1,489
Other assets	6,490	3,145
Total assets	$765,001	$754,558
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Short-term borrowings	$5,101	$6,981
Accounts payable	82,371	63,773
Accrued liabilities	32,235	34,570
Income taxes payable	1,456	2,427
Current portion of long-term debt	4,142	3,413
Total current liabilities	125,305	111,164
Long-term debt	405,955	403,560
Deferred income taxes	64,692	65,468
Other noncurrent liabilities	20,956	27,319
Total liabilities	616,908	607,511
Minority interests	16,611	14,912
16% Series A convertible pay-in-kind preferred shares—0 and 52,716 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	—	58,286
Shareholders’ equity:
Class A common stock—18,868,607 and 10,130,477 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	188	101
Class B convertible common stock—153,549 and 193,390 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	2	2
Class C convertible common stock—31,131 and 54,194 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	—	1
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	165,652	77,219
Retained earnings (deficit)	(54,820)	(33,819)
Accumulated other comprehensive income	20,460	30,345
Total shareholders’ equity	131,482	73,849
Total liabilities and shareholders’ equity	$765,001	$754,558

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Net sales	$948,848	$844,734	$644,893	$132,895
Cost of goods sold	787,369	691,272	531,390	111,110
Gross profit	161,479	153,462	113,503	21,785
Selling, general and administrative expenses	104,545	99,163	78,682	15,955
Asset impairment charges	—	2,253	1,207	—
Plant realignment costs	9	1,867	6,802	4
Foreign currency loss, net	671	2,027	2,773	1,343
Arbitration settlement, net	—	(13,112)	—	—
Operating income	56,254	61,264	24,039	4,483
Other expense (income):
Interest expense, net (contractual interest of $20,306 for the two months ended March 1, 2003)	32,617	40,252	49,036	10,665
Investment gain, net	—	—	(3)	(291)
Minority interests	3,784	2,597	2,028	441
Write-off of loan acquisition costs	4,008	5,022	—	—
Foreign currency and other (gain) loss, net	(948)	667	3,035	91
Reorganization items, (gain) loss:
Gain on cancellation of prepetition indebtedness	—	—	—	(619,913)
Fresh start adjustments	—	—	—	47,460
Chapter 11 reorganization expenses	—	—	—	12,579
Other	—	—	—	19,395
Income (loss) before income tax expense	16,793	12,726	(30,057)	534,056
Income tax expense	9,796	7,994	2,928	1,692
Net income (loss)	6,997	4,732	(32,985)	532,364
Accrued and paid-in-kind dividends on PIK preferred shares	27,998	5,566	—	—
Income (loss) applicable to common shareholders	$(21,001)	$(834)	$(32,985)	$532,364
Income (loss) per common share—Basic:
Average common shares outstanding	13,098	9,840	8,650	32,004
Income (loss) per common share	$(1.60)	$(0.09)	$(3.81)	$16.63
Income (loss) per common share—Diluted:
Average common shares outstanding	13,098	9,840	8,650	32,004
Income (loss) per common share	$(1.60)	$(0.09)	$(3.81)	$16.63

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Years Ended December 31, 2005 and January 1, 2005,
the Ten Months Ended January 3, 2004 and the Two Months Ended March 1, 2003
(In Thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income		Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total	Income (Loss)
Predecessor:
Balance—December 28, 2002	32,004	$320	$243,722	$(661,572)	$(48,384)	$(465,914)
Net loss, excluding effects of reorganization items		—	—	(8,115)	—	(8,115)	$(8,115)
Currency translation adjustments		—	—	—	6,784	6,784	6,784
Unrealized holding loss on marketable securities		—	—	—	(655)	(655)	(655)
Minimum pension liability, net of tax		—	—	—	(460)	(460)	(460)
Effect of reorganization items:
Cancellation of Predecessor stock	(32,004)	(320)	(243,722)	—	—	(244,042)	(244,042)
Issuance of Successor stock	8,644	86	73,304			73,390	73,390
Other fresh start adjustments		—	—	669,687	42,715	712,402	712,402
Successor:
Balance—March 1, 2003	8,644	86	73,304	—	—	73,390	$539,304
Net loss		—	—	(32,985)	—	(32,985)	$(32,985)
Issuance of Successor stock	9	—	—	—	—	—	—
Currency translation adjustments		—	—	—	18,795	18,795	18,795
Balance—January 3, 2004	8,653	86	73,304	(32,985)	18,795	59,200	$(14,190)
Net income		—	—	4,732	—	4,732	$4,732
Accrued dividends on PIK preferred shares		—	—	(5,566)	—	(5,566)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	320	320	320
Compensation recognized on stock options and restricted stock grants		—	1,177	—	—	1,177	—
Class A and Class C common stock issued under order of United States Bankruptcy Court	1,347	14	(14)	—	—	—	—
Conversion of junior notes to Class A common stock	378	4	2,752	—	—	2,756	—
Currency translation adjustments, net of tax		—	—	—	11,230	11,230	11,230
Balance—January 1, 2005	10,378	104	77,219	(33,819)	30,345	73,849	$16,282
Net income		—	—	6,997	—	6,997	$6,997
Accrued and paid-in-kind dividends on PIK preferred shares		—	23,349	(27,998)	—	(4,649)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	3,545	3,545	3,545
Compensation recognized on stock options and restricted stock grants		—	2,243	—	—	2,243	—
Conversion and redemption of PIK preferred shares to Class A common stock	8,629	86	62,841	—	—	62,927	—
Shares issued/sold	46	—	—	—	—	—	—
Minimum pension liability, net of tax		—	—	—	(1,592)	(1,592)	(1,592)
Currency translation adjustments, net of tax		—	—	—	(11,838)	(11,838)	(11,838)
Balance—December 31, 2005	19,053	$190	$165,652	$(54,820)	$20,460	$131,482	$(2,888)

See accompanying notes, including Note 2 describing the Successor and Predecessor companies.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Operating activities:
Net income (loss)	$6,997	$4,732	$(32,985)	$532,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment charges	—	2,253	1,207	—
Investment and other gains	(1,298)	(50)	(3)	(291)
Cancellation of prepetition indebtedness	—	—	—	(619,913)
Postretirement benefit curtailments and other, net	—	(3,558)	—	—
Deferred income taxes	7,228	2,397	2,928	3,010
Fresh start adjustments	—	—	—	47,460
Write-off of loan acquisition costs	4,008	5,022	—	10,217
Depreciation and amortization	57,550	53,230	42,620	8,812
Noncash interest and compensation	2,243	2,936	3,717	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,632)	5,136	2,752	(8,195)
Inventories	(16,413)	(6,954)	17,703	(887)
Other current assets	15,383	4,155	11,997	6,675
Accounts payable and accrued liabilities	16,767	440	(17,561)	13,027
Other, net	(9,901)	157	838	(5,180)
Net cash provided by (used in) operating activities	70,932	69,896	33,213	(12,901)
Investing activities:
Purchases of property, plant and equipment	(78,902)	(24,791)	(36,675)	(3,062)
Proceeds from sale of marketable securities	—	—	—	11,867
Proceeds from sale of assets	1,298	1,660	2,766	—
Other, net	—	(13)	—	15
Net cash provided by (used in) investing activities	(77,604)	(23,144)	(33,909)	8,820
Financing activities:
Proceeds from issuance of debt	471,824	486,396	16,718	535,310
Repayment of debt	(470,575)	(502,158)	(26,773)	(549,031)
Loan acquisition costs and other	(3,737)	(12,371)	(832)	(948)
Net cash used in financing activities	(2,488)	(28,133)	(10,887)	(14,669)
Effect of exchange rate changes on cash	(1,173)	1,341	1,136	4,632
Net increase (decrease) in cash and cash equivalents	(10,333)	19,960	(10,447)	(14,118)
Cash and cash equivalents at beginning of period	41,296	21,336	31,783	45,901
Cash and cash equivalents at end of period	$30,963	$41,296	$21,336	$31,783

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

Note 2. Accounting Policies and Financial Statement Information

Basis of Presentation

The Company, upon having its Modified Plan, as defined, (the “Modified Plan”) approved by the Bankruptcy Court on January 16, 2003, emerged from Chapter 11 bankruptcy proceedings effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. The Company adopted “fresh-start accounting” as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to “Successor” refer to Polymer Group and its subsidiaries as of and subsequent to March 2, 2003 after giving effect to the implementation of fresh-start accounting. Accordingly, in accordance with financial reporting requirements for companies emerging from Chapter 11, financial information for the twelve months ended January 3, 2004 is not presented in the Consolidated Financial Statements since such information would combine the results of the Predecessor and Successor.

In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), prior to the Company’s emergence from Chapter 11 bankruptcy proceedings, revenues, expenses, realized gains and losses, and provisions for costs resulting from the reorganization are reported separately as reorganization items in the Consolidated Statements of Operations.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal 2005 ended December 31, 2005 and included the results of operations for a fifty-two week period. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period. Fiscal 2003 ended January 3, 2004 and included the results of operations for a fifty-three week period, which is comprised of a two month Predecessor period ended March 1, 2003 (9 weeks) and a ten month Successor period ended January 3, 2004 (44 weeks).

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reorganization value of the Company’s common equity of approximately $73.4 million at March 1, 2003, as further described in Note 4 to the Consolidated Financial Statements, was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to fresh start accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

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

The Company maintains reserves for inventories valued primarily using the first in, first out (“FIFO”) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods or for inventories which are considered slow-moving. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits.

Long-lived assets, excluding goodwill, which is reviewed annually, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded the accretion of dividends on the 16% Series A Convertible Pay-in-kind Preferred Shares (the “PIK Preferred Shares”) based on the stated rate of 16.0% in the PIK Preferred Shares. If the Company’s Board of Directors, at the date of any dividend declaration, elected to satisfy the dividend obligation by payment-in-kind, the Company recognized an additional dividend charge for the excess, if any, of the fair value of the additional PIK Preferred Shares issued, at the dividend declaration date, over the amounts previously accrued at the stated rate. As the Company’s PIK Preferred Shares are not traded on an active market, determination of the fair value of the securities, at the date of dividend declaration, required estimates and judgments, which may have impacted the valuation of the dividends paid-in-kind. Based on the fact that the PIK Preferred Shares were deep-in-the money, the Company estimated the fair value of the PIK Preferred Shares using the number of shares of the Company’s Class A Common Stock into which the PIK Preferred Shares were convertible at the then-current share price of the Company’s Class A Common Stock. While the Company believes its estimates of the fair value of the PIK Preferred Shares are reasonable, the utilization of different assumptions could produce materially different fair value estimates.

The Company has pension and postretirement plans with costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation rates, salary growth percentages, long-term return on plan assets, retirement rates, mortality rates and other factors. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect its pension and postretirement costs and obligations.

The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets and accounts payable and accrued liabilities are reasonable estimates of their fair values. Fair value of the Company’s debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms and credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on appropriate valuation methodologies, at December 31, 2005 and January 1, 2005 was $415.2 million and $414.0 million, respectively.

During fiscal 2005, the estimated useful lives of certain machinery and equipment utilized in the Company’s operations were reduced to reflect the technological status and market conditions of certain aspects of the Company’s business. These changes in estimates resulted in increased depreciation charges of $3.4 million for the year ended December 31, 2005.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Equivalents

Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the accompanying Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $1.0 million, $0.2 million and $0.7 million during 2005, 2004 and 2003, respectively.

Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements entered into during fiscal years 2004 and 2005. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $9.6 million and $9.7 million at December 31, 2005 and January 1, 2005, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. In 2005, 2004 and 2003, The Procter & Gamble Company (“P&G”) accounted for 14%, 12% and 13%, respectively, of the Company’s net sales.

Inventories

Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting.

Long-Lived Assets

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 18 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $2.2 million, $0.4 million and $0.8 million of interest costs during 2005, 2004 and 2003, respectively.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that amortization of goodwill and indefinite-lived assets is no longer permitted. SFAS No. 142 requires that these assets be reviewed for impairment upon adoption and annually thereafter, unless special circumstances indicate that a more timely review is warranted.

Derivatives

The Company records all derivative instruments as either assets or liabilities on the balance sheet at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended (“SFAS No. 133”). Changes in the fair value of a derivative are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Ineffective portions, if any, of all hedges are recognized in current period earnings.

As more fully described in Note 16 to the Consolidated Financial Statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company’s exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts are designated as cash flow hedges of variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions and the methodologies that will be used for measuring effectiveness and ineffectiveness. This process includes linking all derivatives that are designated as cash flow or fair value hedges to specific assets and liabilities on the balance sheet or to specific firm commitments. The Company then assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in fair values or cash flows of hedged items. Such assessments are conducted in accordance with the originally documented risk management strategy and methodology for that particular hedging relationship.

For cash flow hedges, the effective portion of recognized derivative gains and losses reclassified from other comprehensive income is classified consistent with the classification of the hedged item. For example, derivative gains and losses associated with hedges of interest rate payments are recognized in Interest expense, net in the Consolidated Statements of Operations.

For fair value hedges, changes in the value of the derivatives, along with the offsetting changes in the fair value of the underlying hedged exposure are recorded in earnings each period in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with the liability method. Tax provisions and credits are recorded at statutory rates for

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable items included in the Consolidated Statements of Operations regardless of the period for which such items are reported for tax purposes. Additionally, federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States (“U.S.”) and be taxable. Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is established when it is more likely than not that some portion of a deferred tax asset will not be realized in the future. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough evidence to support a change in the judgment about the realization of the related deferred tax asset in future years.

Implementation of the Modified Plan, as further described in Note 3 to the Consolidated Financial Statements, resulted in the Company recognizing cancellation of indebtedness income (“CODI”) in the two month period ended March 1, 2003. All of the CODI was excluded from taxable income. However, at January 4, 2004 the Company has reduced certain of its tax attributes by an amount not exceeding the CODI it realized. In general, tax attributes have been reduced at the close of the 2003 tax year in the following order: (i) net operating loss carryforwards; (ii) general business credits and capital loss carryforwards; and (iii) tax basis in assets.

Stock-Based Compensation

The Company has elected to account for stock-based compensation related to its employee stock option plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). For options that vest based on the achievement of certain performance criteria, compensation cost is measured as the amount by which the quoted market value of the shares of the Company’s stock covered by the grant exceeds the option price that the employee must pay to acquire the stock and such compensation cost is charged to expense over the period of employee service.

On December 16, 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In calculating the impact for options granted, the Company has estimated the fair value of each option grant (225,313 options awarded in 2003 and 174,687 awarded in 2005) by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience and included the following: expected dividend yield of 0%; expected volatility of 37%; risk-free interest rate of 3.2%-3.9%; and weighted average expected lives of five years. Had compensation cost been determined based on the fair value-based method, the

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net income (loss), income (loss) applicable to common shareholders and income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Net income (loss):
As reported	$6,997	$4,732	$(32,985)	$532,364
Add: stock-based employee compensation expense included in reported net income (loss)	2,202	614	—	—
Deduct: stock-based employee compensation expense determined under SFAS No. 123	(975)	(192)	—	—
Pro forma	$8,224	$5,154	$(32,985)	$532,364
Income (loss) applicable to common shareholders:
As reported	$(21,001)	$(834)	$(32,985)	$532,364
Add: stock-based employee compensation expense included in reported net income (loss)	2,202	614	—	—
Deduct: stock-based employee compensation expense determined under SFAS No. 123	(975)	(192)	—	—
Pro forma	$(19,774)	$(412)	$(32,985)	$532,364
Income (loss) per share applicable to common shareholders—basic:
As reported	$(1.60)	$(0.09)	$(3.81)	$16.63
Pro forma	(1.51)	(0.04)	(3.81)	16.63
Income (loss) per share applicable to common shareholders—diluted:
As reported	$(1.60)	$(0.09)	$(3.81)	$16.63
Pro forma	(1.51)	(0.04)	(3.81)	16.63
Weighted average exercise price per option granted.	$6.00	$6.00	$6.00	$—
Weighted average fair value per option granted	$17.95	$3.41	$6.00	$—

The U.S. stock-based compensation expense has not been tax-effected due to continuing tax losses in the U.S. and the recognition of a valuation allowance against the entire balance of U.S. net deferred tax assets.

The initial vesting period for stock options issued under the 2003 Stock Option Plan started January 4, 2004; accordingly, no pro forma compensation expense has been reflected with respect to fiscal 2003. All stock options previously awarded under the stock option plans of the Predecessor were canceled as part of the Company’s emergence from Chapter 11.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective transition method. Under the modified prospective transition method, all new grants and any unvested portion of prior awards will be measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R is expected to be consistent with the impact in the pro forma disclosures in the table above, resulting in lower compensation costs than previously recognized under the Company’s historically used accounting principles.

Research and Development Costs

The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company incurred approximately $11.5 million, $11.2 million, $9.9 million and $2.5 million of research and development expense during fiscal year 2005, fiscal year 2004, the ten months ended January 3, 2004 and the two months ended March 1, 2003, respectively.

Shipping and Handling Costs

Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company’s sites to the customers’ premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company incurred $24.7 million, $23.4 million, $17.3 million and $3.7 million of shipping and handling costs during fiscal year 2005, fiscal year 2004, the ten months ended January 3, 2004 and the two months ended March 1, 2003, respectively.

Foreign Currency Translation

The Company accounts for, and reports, translation of foreign currency transactions and foreign currency financial statements in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains and losses are not included in determining net income, but are presented as a separate component of accumulated other comprehensive income (loss). In addition, foreign currency transaction gains and losses are included in the determination of net income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in accordance with the SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and minimum pension liabilities which, prior to its adoption, were reported separately in shareholders’ equity, to be included in other comprehensive income. Accumulated other comprehensive income of $20.5 million at December 31, 2005 consisted of $18.2 million of currency translation gains, $1.6 million of minimum pension liability and $3.9 million in cash flow hedge gains, all net of tax. Accumulated other comprehensive income of $30.3 million at January 1, 2005 consisted of $30.0 million of currency

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation gains and $0.3 million in cash flow hedge gains, all net of tax. With respect to the aforementioned changes in the components of accumulated other comprehensive income during fiscal 2005, the Company reduced its net deferred tax liability by approximately $6.2 million.

Income (Loss) Per Common Share

Basic earnings per share exclude any dilutive effects of options and convertible securities and are computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through stock options, convertible notes and PIK Preferred Shares and is computed by dividing income (loss) applicable to common shareholders, as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares under option represent common equivalent shares if the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in the computation of income (loss) per share for fiscal 2005, 2004 and 2003 is presented in the following table (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Income (loss):
Net income (loss)	$6,997	$4,732	$(32,985)	$532,364
Less: dividends on PIK Preferred Shares	27,998	5,566	—	—
Income (loss) applicable to common shareholders	(21,001)	(834)	(32,985)	532,364
Effect of dilutive securities—convertible notes, PIK Preferred Shares and stock options	—	—	—	—
Income (loss) applicable to common shareholders with assumed conversions	$(21,001)	$(834)	$(32,985)	$532,364
Outstanding shares:
Weighted average common shares outstanding	13,098	9,840	8,650	32,004
Effect of dilutive securities—convertible notes, PIK Preferred Shares and stock options	—	—	—	—
Weighted average common shares outstanding—assuming dilution	13,098	9,840	8,650	32,004

For fiscal year 2005, fiscal year 2004 and the ten months ended January 3, 2004, the effect of potentially dilutive securities such as convertible notes, PIK Preferred Shares and stock options are not considered in the above table as the effects are anti-dilutive. As of December 31, 2005, the potential dilutive effect related to the exchange of stock options to Class A Common Stock of the Company would amount to 117,369 shares.

Recent Accounting Standards

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that of Medicare. As permitted under FSP 106-2, the Company made a one-time election to defer accounting for the effect of the Act and as more fully explained in Note 13 to the Consolidated Financial Statements, in December 2004 the Company approved plan amendments curtailing or eliminating various postretirement benefits in the U.S. As a result, the amounts included in the Consolidated Financial Statements related to the Company’s postretirement benefit plans appropriately do not reflect the effects of the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company has completed its evaluation of the impact that the adoption of SFAS No. 151 could have and has concluded that such impact will not be significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of fiscal year 2006, using the modified prospective transition method. Under the modified prospective transition method, all new grants and any unvested portion of prior awards will be measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R will be consistent with the impact in the pro forma disclosure presented earlier in this note, resulting in lower compensation costs than previously recognized under the Company’s historically used accounting principles.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the new guidance to have a significant impact on its financial position or results of operations.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Chapter 11 Proceedings and Recapitalization

Description of Chapter 11 Proceedings and Financial Restructuring

Due to the financial impact of economic and business factors upon the Company’s business, the inability to complete asset dispositions on acceptable terms and the expiration of the waiver with respect to the failure to meet the leverage covenant, the Company was in default under the Prepetition Credit Facility (as defined herein) as of December 29, 2001. Because of this default, the lenders under the Prepetition Credit Facility (the “Senior Secured Lenders”) exercised their right to block the payment of interest due on January 2, 2002 to the holders of the 9% Senior Subordinated Notes due 2007. These Lenders subsequently blocked the interest payment due on March 1, 2002 to the holders of 8 3/4% Senior Subordinated Notes due 2008. On December 30, 2001, the Company and certain subsidiaries entered into a Forbearance Agreement with the Senior Secured Lenders (the “Forbearance Agreement”). The Senior Secured Lenders agreed not to exercise certain remedies available to them under the Prepetition Credit Facility as a result of the existing covenant defaults during the forbearance period. If certain events were to occur, the Senior Secured Lenders would have been able to exercise their remedies available to them, which included the right to declare all amounts outstanding under the Prepetition Credit Facility immediately due and payable. The Forbearance Agreement, as extended on March 15, 2002, was scheduled to end on May 15, 2002 and prevented the Company from making any additional borrowings in excess of the amounts outstanding under the revolving portion of the Prepetition Credit Facility as of December 30, 2001. With the Company unable to reduce amounts outstanding under the prepetition credit facility through asset dispositions on acceptable terms, the Company ultimately entered into a recapitalization transaction with MatlinPatterson Global Opportunities Partners L.P. (f/k/a CSFB Global Opportunities Investment Partners, L.P.) (“GOF”), the holder of approximately 67% of the outstanding Senior Subordinated Notes (as defined herein) and executed a term sheet with GOF on March 15, 2002, setting forth the proposed terms of a recapitalization plan, including a financial restructuring.

The material elements of the financial restructuring included: (i) GOF contributing $50 million in cash and $394.4 million of the Senior Subordinated Notes then owned by GOF (including accrued, but unpaid interest) and agreeing to provide a $25 million letter of credit in favor of the Senior Secured Lenders under an amended credit facility, all in exchange for approximately 22.4 million newly issued shares of common stock of the Company (after taking into account a 1-for-10 reverse common stock split), representing 87.5% ownership of the Company; (ii) the holders of at least 95% of the aggregate principal amount of the Senior Subordinated Notes not owned by GOF exchanging their notes for either new senior subordinated notes or new senior subordinated discount notes; and (iii) the Company entering into an amended credit facility with its Senior Secured Lenders (collectively, the “Exchange Offer”).

On March 25, 2002, during the pendency of the Exchange Offer, without any prior notice, a group of creditors (the “Petitioning Creditors”) holding approximately $41.3 million of the Company’s outstanding Senior Subordinated Notes filed an involuntary bankruptcy petition (the “Involuntary Petition”) against the Company in the United States Bankruptcy Court for the District of South Carolina (the “South Carolina Bankruptcy Court”). On April 2, 2002, the Company reached an agreement (the “Dismissal Agreement”) with the Petitioning Creditors, which provided for the South Carolina Bankruptcy Court to dismiss the involuntary petition (the “Dismissal Order”) subject to a twenty-day period during which parties-in-interest could object to that dismissal. The twenty-day period commenced on April 5, 2002, the day on which notice of the dismissal was published in the national

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

edition of the Wall Street Journal. On April 26, 2002, the South Carolina Bankruptcy Court entered the Dismissal Order.

The Dismissal Agreement also provided that the Company would seek an amendment of the Prepetition Credit Facility to permit it to file a voluntary petition for one of its wholly owned, South Carolina-registered subsidiaries in the South Carolina Bankruptcy Court. Pursuant to Amendment No. 7, dated as of April 4, 2002, the Senior Secured Lenders agreed to amend the Prepetition Credit Facility to permit this filing. On April 23, 2002, the Debtors filed a voluntary petition for Bonlam (S.C.), Inc. (“Bonlam (S.C.)”), in the South Carolina Bankruptcy Court. The Dismissal Agreement further provided that the Company would extend the expiration of the Exchange Offer through May 15, 2002. The Company and GOF also agreed to forbear through, and including, May 15, 2002, from implementing any modifications to the Senior Subordinated Notes and the indentures governing them. The Petitioning Creditors agreed to forbear through and including, May 12, 2002 (the “Forbearance Period”), from exercising any and all remedies under the applicable indentures, the Senior Subordinated Notes or any applicable law, including any filing of an involuntary petition against any of the Debtors. During the Forbearance Period, the Company agreed (i) not to file a voluntary petition for relief under the Bankruptcy Code in a jurisdiction other than Columbia, South Carolina, and (ii) to contest any involuntary petition under the Bankruptcy Code filed in any such other jurisdiction, in each case, without the prior written consent of the Petitioning Creditors. GOF and the Petitioning Creditors agreed not to file an involuntary petition against the Company in any venue other than the South Carolina Bankruptcy Court.

The Company, GOF and the Petitioning Creditors intended that the Dismissal Agreement would provide a framework for the Company and other parties, including the Petitioning Creditors, to continue to negotiate the terms of a potential restructuring of the Company through May 12, 2002. Given that negotiations were not reaching an agreement and given the fact that the uncertainty created by the Involuntary Petition was causing further deterioration in the Company’s businesses, the Company determined that it was in the best interest of its creditors and other constituencies to seek the protections afforded by filing voluntary petitions for protection under Chapter 11 of the United States Code (the “Bankruptcy Code”). Accordingly, on May 11, 2002 (the “Filing Date” or “Petition Date”), the Company and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for “pre-negotiated” reorganization (the “Chapter 11 Filings” or the “Filings”) under the Bankruptcy Code in the South Carolina Bankruptcy Court. The Chapter 11 Filings were being jointly administered for procedural purposes only. The Company’s direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and were not the subject of any bankruptcy proceedings. To facilitate stabilizing operations during the Chapter 11 Filings, the Debtors secured a $125 million commitment (the “Commitment”) for debtor-in-possession financing (the “DIP Facility”) from a group of financial institutions, some of which were Senior Secured Lenders (the “DIP Lenders”) that provided the Debtors sufficient liquidity to operate during the Chapter 11 Filings. With the requisite approval from a substantial majority of the Senior Lenders (the “Supporting Senior Lenders”) to restructure the Prepetition Credit Facility and the execution of the Support Agreement, dated as of May 10, 2002, with GOF, pursuant to which GOF agreed to support a joint plan of reorganization, the Debtors agreed to file by May 24, 2002, a Chapter 11 plan of reorganization (the “Plan”) and disclosure statement that were consistent with the term sheets agreed upon with each of the Supporting Senior Secured Lenders and GOF. Beginning on May 23, 2002 and on other subsequent dates, GOF agreed to extend the deadline for filing such Plan and disclosure statement until June 14, 2002.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 14, 2002, the Company filed the Plan with the South Carolina Bankruptcy Court. The Plan generally proposed (i) the restructuring of the Prepetition Credit Facility, including a $50 million principal reduction, (ii) the retirement of in excess of $591.5 million of the Debtors’ obligations under the Senior Subordinated Notes, in exchange for the right of the holders of such Notes to receive either (x) their pro rata share of 100% of the newly issued Class A Common Stock of the reorganized Company prior to the conversion of the preferred stock or new senior notes, each referred to below (which would be diluted by any conversion of the New Preferred Stock), (y) for each $1,000 in principal of Senior Subordinated Notes held, $120 in principal of new Junior Subordinated Notes bearing interest at 11% payable in cash or (z) for each $1,000 in principal amount of existing Senior Subordinated Notes held, $150 in principal amount of New Junior Subordinated PIK Notes, with interest at 7.5% payable in kind (“PIK”) and 3.5% payable in cash, (iii) no impairment of the Debtors’ other unsecured creditors, (iv) a $50 million investment by GOF and eligible electing holders of Senior Subordinated Notes in exchange for convertible preferred stock convertible into 44% of the newly issued common stock of the reorganized Company (after giving effect to the conversion thereof and excluding PIK dividends thereon) (the “New Preferred Stock”), (v) the issuance by GOF and eligible electing holders of Senior Subordinated Notes of a $25 million letter of credit to secure the Debtors’ proposed amortization payments to the Senior Lenders (which if drawn, would be evidenced by New Senior Subordinated Notes) and (vi) the retention by existing shareholders of 100% of the newly issued Class B Common Stock (which would not be diluted by any conversion of the New Preferred Stock) and certain warrants for up to an additional 9.5% of the reorganized Company’s common stock, as of the effective date of reorganization (which would be subject to dilution by conversion of the New Preferred Stock), exercisable at specified value targets for the Company. In connection with the new investment, GOF had agreed to act as a standby purchaser to ensure that all of the shares of New Preferred Stock offered by the Company were purchased and that the new investment generated gross proceeds of $50.0 million in cash and resulted in $25.0 million of exit letters of credit in place. The Company was to pay GOF a fee of $0.5 million for acting as standby purchaser in connection with the new investment.

At a hearing, which took place on August 15, 2002, and concluded on August 20, 2002, the South Carolina Bankruptcy Court approved the Company’s Disclosure Statement relating to a Plan of Reorganization, as amended, and filed on August 21, 2002. Because the committee of unsecured creditors objected to the Plan, the Plan was not confirmed and thus the Company filed the Modified Plan as more fully disclosed in “Description of Modified Plan,” below.

Description of Modified Plan

On November 27, 2002, the Company filed the Joint Amended Modified Plan of Reorganization with the South Carolina Bankruptcy Court, with respect to its Chapter 11 plan of reorganization. The Modified Plan consisted of: (i) the restructuring of the Prepetition Credit Facility, including a payment (the “Secured Lender Payment”) of $50.0 million on the Effective Date to the agent for the benefit of the Senior Secured Lenders under the Prepetition Credit Facility, which Secured Lender Payment was exclusive of the proceeds (the “Chicopee Sale Proceeds”) of the sale of the South Brunswick facility owned by Chicopee, Inc., (ii) payment of 100% of the Chicopee Sale Proceeds to the agent for the benefit of the Senior Secured Lenders, (iii) a minimum $5.0 million additional prepayment out of existing cash-on-hand, (iv) the retirement of $587.4 million of the Debtors’ obligations under the Senior Subordinated Notes, wherein each Holder of the Senior Subordinated Notes and other general unsecured creditors (other than claims of certain vendors who supplied goods and services to the

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors during the bankruptcy and with whom the Debtors intended to do business after emerging from bankruptcy (“Critical Vendor Claims”) and claims held by non-debtor subsidiaries of the Company (“Intercompany Claims”) (together constituting the “Class 4 Claims”) had the right to receive on, or as soon as practicable after the Effective Date, (x) its pro rata share of Class A Common Stock in exchange for each $1,000 of its allowed claim or (y) at the election of each holder who was a Qualified Institutional Buyer (as defined in the Modified Plan and the 1933 Securities Act), its pro rata share of Class C Common Stock, (v) the Critical Vendor Claims and Intercompany Claims were not impaired, (vi) each holder of an allowed Class 4 Claim that elected to receive Class A Common Stock was given the option to take part in the new investment in the Convertible Notes (the “New Investment”) by choosing to exercise its subscription rights (the “Subscription Rights”) thereto, which New Investment of $50 million was made in exchange for 10% subordinated convertible notes due 2006 (the “Convertible Notes”), (vii) GOF issued, or caused to be issued, letters of credit in the aggregated amount of $25 million (the “Exit Letters of Credit”) in favor of the agent under the Restructured Credit Facilities pursuant to a bank term sheet, for which GOF was entitled to 10% senior subordinated notes due 2007 (the “New Senior Subordinated Notes”) equal to the amount (if any) drawn against the Exit Letters of Credit (plus any advances made by GOF solely in lieu of drawings under the Exit Letters of Credit), (viii) holders of the Company’s existing common stock (“Old Polymer Common Stock”) received 100% of the Class B Common Stock (which would not be diluted by any conversions of the Convertible Notes) in exchange for their Old Polymer Common Stock interests; such Holders also received pro rata shares of the new Series A and Series B Warrants (as discussed below).

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Senior Subordinated Note Purchase Agreement and Senior Subordinated Note provided that upon any drawing under the Exit Letter of Credit, the principal amount due under the New Senior Subordinated Note would automatically increase by the amount of such drawing. The Company was required to pay interest on any amount outstanding under the New Senior Subordinated Note semi-annually in arrears on January 1 and June 1 of each year, commencing on June 1, 2003, at a rate of 10% per annum. The Company’s obligations under the Senior Subordinated Note Purchase Agreement and Senior Subordinated Note were guaranteed by the Company’s domestic subsidiaries. Both the Company’s obligations under the Senior Subordinated Note and the guarantees thereof were subordinate to the indebtedness outstanding under the Company’s Restructured Credit Facility. The Senior Subordinated Note Purchase Agreement and the Senior Subordinated Note Purchase contained customary representations and warranties, standard default terms and affirmative and negative covenants of the Company similar to those found in most such agreements.

Note 4. Fresh Start Accounting

The Company officially emerged from the Chapter 11 bankruptcy process on March 5, 2003, but for accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with SOP 90-7, the Company adopted fresh-start accounting as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity.

Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with SFAS No. 141, “Business Combinations.’’ Such allocations have been reflected in the amounts included herein. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company as described in the Modified Plan. The factors and valuation methodologies included the review of comparable company market valuations and the recent acquisition values of comparable company transactions as well as discounted cash flow models. The discounted cash flow models utilized projected free cash flows for four future years, with such projected free cash flows discounted at rates approximating the expected weighted average cost of capital (11.0% to 13.0%) plus the present value of the Company’s terminal value computed using comparable company exit multiples. Projected free cash flows were estimated based on projected cash flows from operations, adjusted for the effects of income taxes at an effective rate of 39.0%, estimated capital expenditures and estimated changes in working capital. The calculation of reorganization value of the Company

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

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

	Predecessor	Modified Plan of Reorganization		Fresh Start Adjustments		Successor
Assets
Current assets	$306,438	$—		$(9,722	)(g)	$296,716
Property, plant and equipment	431,384	(36,372	)(f)	4,231	(g)	399,243
Intangibles and loan acquisition costs, net	38,261	(26,341	)(e)(f)	27,352	(h)	39,272
Other assets	13,295	—		(3,305	)(g)	9,990
Total assets	$789,378	$(62,713)		$18,556		$745,221
Liabilities and Shareholders’ Equity Deficit)
Liabilities not subject to compromise
Accounts payable, accrued liabilities and other current liabilities	$94,355	$7,069	(a)	$13,019	(g)	$114,443
Short-term borrowings	223	—		—		223
Long-term debt—Prepetition Credit Facility	484,877	(484,877	)(b)	—		—
Long-term debt—Restructured Credit Facility and Other	18,165	421,434	(c)	—		439,599
Long term debt—Junior Notes	—	50,000	(d)	—		50,000
Noncurrent liabilities	48,133	—		19,433	(g)	67,566
Total liabilities not subject to compromise	645,753	(6,374)		32,452		671,831
Liabilities Subject to Compromise	637,122	(637,122	)(e)	—		—
Total liabilities	1,282,875	(643,496)		32,452		671,831
Shareholders’ equity (deficit)	(493,497)	580,783	(f)	(13,896	)(i)	73,390
Total liabilities and shareholders’ equity (deficit)	$789,378	$(62,713)		$18,556		$745,221

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)                To record the issuance of securities, the cancellation of prepetition liabilities and reorganization value.

(g)           To reflect assets and liabilities at fair value.

(h)            To write-off goodwill and adjust certain intangibles to fair value.

(i)                To write-off Predecessor’s securities, accumulated deficit and accumulated other comprehensive loss.

Additionally, in January 2005 the Company completed a tax basis study, as of the Effective Date, related to its investment in subsidiaries and the effects of the cancellation of indebtedness on the tax basis of such investments. Based on the tax basis study and further reviews of the carrying values of certain foreign investments as of the Effective Date, the Company adjusted, in its 2004 Consolidated Financial Statements, net deferred tax liabilities and goodwill from the amounts previously recorded at March 1, 2003 by $19.1 million. Also, as further discussed in Note 12 to the Consolidated Financial Statements, the Company decreased goodwill by $5.4 million in fiscal 2005 through the realization of deferred tax assets, for which a valuation allowance was established as of the Effective Date.

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

Accrued costs for restructuring efforts are included in accrued liabilities in the accompanying Consolidated Balance Sheets. A summary of the business restructuring activity during fiscal 2005, 2004 and 2003 is presented in the following table (in thousands):

	2005	2004	2003
Balance accrued at beginning of year	$561	$4,564	$893
Plant realignment costs:
First Quarter	4	584	12
Second Quarter	5	657	2,408
Third Quarter	—	222	1,235
Fourth Quarter	—	404	3,151
Total(1)	9	1,867	6,806
Cash payments	(375)	(5,909)	(4,293)
Adjustments	(32)	39	1,158
Balance accrued at end of year	$163	$561	$4,564

(1)            Includes $4 during the two months ended March 1, 2003.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of asset impairment charges during fiscal 2005, 2004 and 2003 is presented in the following table (in thousands):

	2005	2004	2003
Asset impairment charges:
Property, plant and equipment	$—	$1,719	$1,207
Other	—	534	—
Total impairment charges	$—	$2,253	$1,207

Note 6. Accounts Receivable Factoring Agreements

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain U.S. company-based receivables to an unrelated third party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $15.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During fiscal 2005, approximately $124.6 million of receivables had been sold under the terms of the factoring agreement, compared to approximately $31.0 million during fiscal 2004. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No.140”). The amount due from the factoring company, net of advances received from the factoring company, was $4.8 million and $7.4 million at December 31, 2005 and January 1, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for fiscal 2005 and 2004 were $0.4 million and $0.1 million, respectively, and are included in Other expense (income) in the Consolidated Statement of Operations.

On November 7, 2005, the Company’s Latin American operations entered into a factoring agreement to sell without recourse, certain non-U.S. company-based receivables to an unrelated third party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Through December 31, 2005, approximately $5.4 million of receivables had been sold under the terms of the factoring agreement. Such sale of receivables meets the applicable criteria of SFAS No. 140 and has been accounted for on a basis consistent with the

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodology described in the preceding paragraph. The amount due from the factoring company, net of advances received from the factoring company, was $1.4 million at December 31, 2005 and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold.

In fiscal 2004, the Company’s European operations sold $4.5 million of its trade receivables to a factoring company. Such sale of receivables has been accounted for on a basis consistent with the methodology described in the preceding paragraphs.

Note 7. Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Finished goods	$60,545	$50,482
Work in process	17,724	15,612
Raw materials and supplies	41,394	40,255
	$119,663	$106,349

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $9.7 million and $10.6 million at December 31, 2005 and January 1, 2005, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31, 2005	January 1, 2005
Land	$13,409	$13,548
Buildings and land improvements	95,817	98,356
Machinery, equipment and other	393,000	356,510
Construction in progress	52,219	18,856
	554,445	487,270
Less accumulated depreciation	(132,448)	(84,667)
	$421,997	$402,603

Depreciation charged to expense was $51.3 million for fiscal year 2005, $45.5 million for fiscal year 2004, $36.1 million for the ten months ended January 3, 2004 and $7.2 million for the two months ended March 1, 2003. As discussed more fully in Note 5 to the Consolidated Financial Statements, the Company recorded impairment charges during fiscal years 2004 and 2003.

During fiscal 2005, the estimated useful lives of certain machinery and equipment utilized in the Company’s operations were reduced to reflect the technological status and market conditions of certain aspects of the Company’s business. These changes in estimates resulted in increased depreciation charges of $3.4 million for fiscal year ended December 31, 2005.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant increase in construction in progress during fiscal 2005 compared to fiscal 2004 was due to ongoing capital expansion projects under construction at December 31, 2005, including the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina as well as the installation of additional capacity in Nanhai, China.

Note 9. Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Cost:
Proprietary technology	$30,251	$29,852
Goodwill	10,243	15,632
Loan acquisition costs and other	12,045	15,511
	52,539	60,995
Less accumulated amortization	(15,210)	(12,176)
	$37,329	$48,819

As further described in Notes 4 and 12 to the Consolidated Financial Statements, during fiscal 2004 the Company recorded goodwill of $15.6 million related to the allocation of the reorganization value to the underlying assets and liabilities as of the Effective Date. Also, as further discussed in Notes 4 and 12 to the Consolidated Financial Statements, the Company decreased goodwill by $5.4 million during 2005 as a result of the realization of deferred tax assets during fiscal 2005, for which a valuation allowance was established as of the Effective Date. Such goodwill is not amortizable, but is subject to the tests of impairment which must be performed at least annually.

In connection with the refinancing of the Company’s then outstanding Bank Facility in November 2005, a portion of the unamortized loan acquisition costs associated with the April 2004 refinancing were written-off, in the amount of $3.0 million, and expensed in the Consolidated Statement of Operations. Additionally, $1.0 million of third-party costs incurred in connection with the 2005 refinancing were also charged to expense. The Company also incurred $2.7 million of new loan acquisition costs related to the issuance of the Credit Facility, consisting primarily of bank fees, which have been capitalized, and which, together with $5.9 million of remaining unamortized fees incurred as part of the April 2004 refinancing, will be amortized over the term of the remaining debt.

In conjunction with the refinancing in April 2004 of the then-outstanding Restructured Credit Facility, the Company charged the unamortized balance of the loan acquisition costs of $5.0 million related to that debt to the Consolidated Statement of Operations. Concurrently, with the issuance of the Senior Secured Bank Facility (the “Bank Facility”), the Company capitalized approximately $12.1 million of related loan acquisition costs, which were primarily bank arrangement and legal fees. Such costs were amortized over the term of the related debt.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of amortization expense are shown in the table below (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	$4,252	$5,759	$4,935	$220
Loan acquisition costs, included in interest expense, net	1,977	1,970	1,572	1,425
Total amortization expense	$6,229	$7,729	$6,507	$1,645

Aggregate amortization expense for each of the next five years is expected to be as follows: 2006, $5.6 million; 2007, $5.6 million; 2008, $5.6 million; 2009, $5.5 million; 2010, $2.4 million; and thereafter, $2.4 million. Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 10. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $17.0 million and $20.4 million as of December 31, 2005 and January 1, 2005, respectively.

Note 11. Debt

Long-term debt consists of the following:

	December 31, 2005	January 1, 2005
	(in thousands)
Credit Facility, as defined below, interest rates for U.S. borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 6.77% and 5.78% as of December 31, 2005 and January 1, 2005, respectively; due in mandatory quarterly payments of approximately $1.0 million and subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$410,000	$281,500
Second Lien Term Loan—interest at 8.78% as of January 1, 2005	—	125,000
Other	97	473
	410,097	406,973
Less: Current maturities	(4,142)	(3,413)
	$405,955	$403,560

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities

The scheduled maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$4,142
2007	4,146
2008	4,109
2009	4,100
2010	4,100
Thereafter	389,500
Total	$410,097

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous Bank Facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 31, 2005, the Company is in compliance with all such covenants and expects to remain in compliance through fiscal 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Since the amounts of excess cash flows for future periods are not determinable, only the mandatory payments of approximately $1.0 million per quarter were considered in the fiscal years 2006 through 2010 in the scheduled maturities table.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had no outstanding borrowings at December 31, 2005 under the revolving credit facility. As of December 31, 2005, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.4 million, as described below. Average borrowings under the revolving credit facility, which were largely alternate base rate borrowings, for the period from November 22, 2005 to December 31, 2005 were $10.4 million at an average rate of 8.37%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in May, 2004. This cash flow hedge agreement effectively converts $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 16 to the Consolidated Financial Statements.

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of December 31, 2005, the Company had $11.4 million of standby and documentary letters of credit outstanding under the Credit Facility. Approximately $3.0 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit have been drawn on at December 31, 2005.

Bank Facility

Until it was refinanced on November 22, 2005, the Company’s Bank Facility, which was entered into on April 27, 2004, consisted of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. All borrowings under the Bank Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility contained covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The interest rate applicable to borrowings under the Bank Facility was based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility was 300 basis points, the margin for the first lien term loan was 325 basis points and the margin for the second lien term loan was 625 basis points. For the period from January 2, 2005 to November 21, 2005, the Company’s average borrowings under the revolving credit agreement, which had an effective interest rate of 8.23%, were $8.7 million. For the period from April 28, 2004 to January 1, 2005, the Company’s average borrowings under the revolving credit facility, which had an effective interest rate of 5.80%, were $4.0 million. In addition, the Company had average borrowings under a revolving credit facility related to previous debt arrangements of $4.8 million for the period from January 4, 2004 to April 27, 2004, at an average interest rate of 6.75%.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China which is scheduled to mature in June 2006. The amount of outstanding indebtedness under the facility was $5.0 million and $5.8 million at December 31, 2005 and January 1, 2005, respectively. The annual average rate on the facility was approximately 4.44% and 4.49% at December 31, 2005 and January 1, 2005, respectively. The Nanhai indebtedness is supported by a letter of credit issued by the Company’s agent bank and additional collateral was granted through the pledge of the Nanhai assets. In addition, Nanhai had outstanding bankers’ acceptances totaling $0.1 million and $1.2 million at December 31, 2005 and January 1, 2005, respectively. These notes, which are denominated in Chinese renminbi, mature on January 5, 2006 and are subject to a 0.5% transaction fee. These borrowings are shown as Short-term borrowings in the Consolidated Balance Sheets.

At January 1, 2005, the Company’s Argentina-based majority owned subsidiary had a credit facility denominated in U.S. dollars totaling approximately $0.4 million (all with current maturities). These borrowings were fully repaid in the first quarter of 2005.

Note 12. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Domestic	$(9,002)	$(2,701)	$(30,576)	$546,740
Foreign	25,795	15,427	519	(12,684)
	$16,793	$12,726	$(30,057)	$534,056

The components of income tax expense (benefit) are as follows (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Current:
Federal and state	$(783)	$1,319	$—	$—
Foreign	3,351	4,278	—	(1,318)
Deferred:
Federal and state	359	520	—	—
Foreign	6,869	1,877	2,928	3,010
Income tax expense	$9,796	$7,994	$2,928	$1,692

Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company, primarily Argentina. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hypothetical calculation. At December 31, 2005, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not been provided amounted to approximately $26.0 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information becomes available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 31, 2005, the Company has a number of tax audits in process and have open tax years with various taxing jurisdictions that range from 2001 to 2005. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income taxes computed at the Company’s U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Computed income tax expense (benefit) at statutory rate	$5,878	$4,454	$(10,520)	$186,920
State income taxes, net of federal tax benefit	535	858	—	—
Gain on cancellation of indebtedness	—	—	—	(216,970)
Other reorganization expenses	—	—	—	6,788
Utilization of post-emergence NOL’s	(354)	—	—	—
Valuation allowance	282	3,103	10,651	5,699
Withholding taxes and tax credits	1,290	927	—	—
Effect of foreign operations, net	(381)	(1,489)	—	—
Chapter 11 reorganization costs	—	—	—	4,277
Fresh start adjustments	—	—	95	11,336
Effect of foreign earnings on U.S. taxes and other, net	2,546	141	2,702	3,642
Income tax expense	$9,796	$7,994	$2,928	$1,692

The Company’s financial reorganization, through the Chapter 11 process, caused an ownership change for federal income tax purposes. As a result, future tax deductions related to certain “built-in deductions and losses” will be limited by Section 382 of the Internal Revenue Code, as amended (“Section 382”) during the five-year period following the ownership change (the recognition period). The Company had substantial amounts of such built-in deductions and losses (primarily depreciation deductions) scheduled to be realized during the recognition period. Under Section 382, such built-in losses will be subject to an annual usage limitation of approximately $3.4 million during the

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition period. Additionally, the $137.0 million of U.S. federal net operating loss carryforwards that existed at January 3, 2004 were reduced to zero at January 4, 2004.

At December 31, 2005, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Mexico	$3,610	2006–2013
Canada	5,267	2006–2013
Netherlands	18,865	Indefinite
Germany	39,408	Indefinite
France	5,655	Indefinite
China	217	2010
United States (State)	37,617	Various
United States (Federal)	31,979	2023–2025

In addition, the Company had the following credits for income tax purposes as of December 31, 2005 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Mexico	Asset Tax	$7,244	2006–2015
Canada	Investment Tax	506	2006–2016
United States	Foreign Tax Credit	15,169	2009
United States	Alternative Minimum Tax	666	Indefinite

The Company conducts business in foreign jurisdictions which grant a holiday from income taxes for a specified period. During 2005, the Company recognized a tax benefit of $0.8 million as a result of a tax holiday in China on profits attributable to its ongoing operations. That holiday expired at the end of December 2005. In addition, the Company will receive a holiday with respect to profits, if any, from operations currently being constructed in China. That holiday will begin with the commencement of commercial operations and last two years. The Company also recognized approximately $1.0 million of tax benefits during 2005 related to the export activities and capital investments in Cali, Colombia. Such export activities will become subject to a 15% tax beginning in 2007.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2005	January 1, 2005
Deferred tax assets:
Provision for bad debts	$2,684	$2,660
Inventory capitalization and allowances	2,734	3,358
Net operating loss and capital loss carryforwards	50,375	51,500
Tax credits	8,416	9,066
Foreign tax credits	15,169	15,169
Property, plant and equipment and intangibles, net	32,475	37,415
Other	18,314	11,868
Total deferred tax assets	130,167	131,036
Valuation allowance	(98,536)	(103,854)
Net deferred tax assets	31,631	27,182
Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(31,630)	(31,442)
Stock basis of subsidiaries	(33,780)	(33,780)
Other, net	(26,116)	(25,713)
Total deferred tax liabilities	(91,526)	(90,935)
Net deferred tax liabilities	$(59,895)	$(63,753)

A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is less than three years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $98.5 million and $103.9 million are appropriate as of December 31, 2005 and January 1, 2005, respectively. If the Company recognizes future tax benefits through the use of any of the deferred tax assets, for which a valuation allowance is provided, that existed at the Effective Date, the benefit of such utilization, unless such utilization results from a change in tax laws or regulations, will be recorded as a reduction of goodwill or other intangible assets and, thereafter, as a reduction of income tax expense. The Company has at December 31, 2005, deferred tax assets with valuation allowances as of the Effective Date, which to the extent realized, are sufficient to eliminate the Company’s carrying value of goodwill and other intangibles.

In 2005, the Company reduced goodwill in the amount of $5.4 million as a result of the realization of deferred tax assets, for which, valuation allowances had been established as of the Effective Date and other adjustments as of the Effective Date.

Income tax refunds receivable were $1.6 million and $15.4 million at December 31, 2005 and January 1, 2005, respectively with the receivable at January 1, 2005 largely comprised of amounts due from European tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The following disclosures regarding defined benefit plans and other postretirement benefit plans for the fiscal 2003 period reflect the combined data of the Successor for the ten months ended January 3, 2004 with that of the Predecessor for the two months ended March 1, 2003. The benefit obligations and related assets under these plans with respect to the 2005 and 2004 disclosures have been measured as of December 31, 2005 and January 1, 2005, respectively.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2005	2004	2005	2004
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,504)	$(12,482)	$(94,768)	$(76,932)
Additional benefit obligations	—	—	(2,852)	—
Service costs	—	—	(2,633)	(2,361)
Interest costs	(724)	(784)	(5,117)	(4,231)
Participant contributions	—	—	(498)	(496)
Plan amendments	—	—	(1,232)	—
Actuarial (loss)/gain	(714)	(1,098)	(17,923)	(7,080)
Currency translation adjustment and other	—	—	7,211	(6,211)
Benefit payments	996	1,925	5,233	2,543
Curtailment	—	(65)	—	—
Projected benefit obligation at end of year	$(12,946)	$(12,504)	$(112,579)	$(94,768)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,324	$9,121	$84,225	$71,141
Actual return on and additional plan assets	961	881	13,450	3,705
Employer and plan participant contributions	970	1,247	6,284	6,447
Plan amendments	—	—	—	—
Actuarial (loss)/gain	—	—	—	—
Benefit payments	(996)	(1,925)	(5,233)	(2,543)
Currency translation adjustment and other	—	—	(6,378)	5,475
Fair value of plan assets at end of year	$10,259	$9,324	$92,348	$84,225
Funded Status:
Funded status at year-end	$(2,687)	$(3,180)	$(20,231)	$(10,543)
Unrecognized actuarial net (gain) loss	(28)	(493)	15,827	4,573
Unrecognized transition net (liability)	—	—	—	—
Unrecognized net (gain) loss	—	—	—	—
Unrecognized prior service cost	—	—	1,232	—
Currency translation adjustment and other	—	—	(10)	106
Accrued benefit cost recognized	$(2,715)	$(3,673)	$(3,182)	$(5,864)
Accumulated benefit obligation	$12,946	$12,504	$97,118	$85,357

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2005 and 2004, the total amount netted in the funded status above for such plans approximates $2.2 million and $0.5 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $2.2 million in 2005 and $0.5 million in 2004.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2005	2004	2005	2004
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(3,472)	$(7,754)	$(5,282)	$(6,389)
Additional benefit obligations	—	—	(1,192)	—
Service costs	(132)	(372)	(80)	(45)
Interest costs	(190)	(496)	(376)	(287)
Participant contributions	(71)	(52)	—	—
Plan amendments	—	164	—	—
Actuarial (loss)/gain	358	101	(498)	1,431
Currency translation adjustment and other	—	—	(226)	(386)
Curtailments	—	4,623	—	—
Benefit payments	486	314	453	394
Projected benefit obligation at end of year	$(3,021)	$(3,472)	$(7,201)	$(5,282)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer and plan participant contributions	415	262	453	393
Plan amendments	71	52	—	—
Benefit payments	(486)	(314)	(453)	(393)
Currency translation adjustment and other	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded Status:
Funded status at year-end	$(3,021)	$(3,472)	$(7,201)	$(5,282)
Unrecognized actuarial net (gain) loss	—	—	—	—
Unrecognized transition net (liability)	—	—	11	—
Unrecognized net (gain) loss	(400)	(550)	(569)	(1,210)
Unrecognized prior service cost	(149)	(164)	—	—
Currency translation adjustment and other	(173)	—	(145)	(100)
Accrued benefit cost recognized	$(3,743)	$(4,186)	$(7,904)	$(6,592)

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2005	2004	2003	2005	2004	2003
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$280	$2,633	$2,362	$1,904
Interest costs on projected benefit obligation and other	724	783	841	5,117	4,231	3,492
Return on plan assets	(961)	(881)	(1,222)	(11,917)	(3,705)	(1,972)
Net amortization of transition obligation and other	250	299	(103)	6,668	(939)	(1,470)
Periodic benefit cost, net	$13	$201	$(204)	$2,501	$1,949	$1,954
Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	6.5-7.5%	6.5-7.5%	6.5-8.0%
Discount rate on projected benefit obligations	5.75	6.0	6.5	4.25-5.25	5.25-6.1	5.7-6.5
Salary and wage escalation rate	N/A	N/A	4.0	2.0-3.0	2.0-3.0	2.5-3.0

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$132	$372	$301	$81	$45	$27
Interest costs on projected benefit obligation and other	190	496	428	376	287	362
Plan amendment	—	—	—	—	—	—
Net amortization of transition obligation, curtailment and other	(37)	(4,445)	(72)	1,020	(188)	—
Periodic benefit cost, net	$285	$(3,577)	$657	$1,477	$144	$389
Weighted average assumption rates:
Discount rate on projected benefit obligations	5.75%	6.0%	6.5%	5.25%-5.75%	6.0%	6.0%

The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2006	10%
2007	10%
2008	8%
2009	8%
2010 and thereafter	6%

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2005 by $0.6 million and the accumulated postretirement benefit obligation as of December 31, 2005 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2005 by $0.5 million and the accumulated postretirement benefit obligation as of December 31, 2005 by $0.1 million.

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

The plans’ weighted-average asset allocations by asset category are as follows:

	2005	2004
Equity Securities	46%	44%
Debt Securities	52	53
Other	2	3
Total	100%	100%

The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with an overall targeted asset allocation of 40%-55% fixed income debt securities, 40%-55% equity securities and the remainder in cash or cash equivalents. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plans’ investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2006 are expected to approximate $7.1 million.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Benefit Payments

The following table reflects the total benefits projected to be paid from the plans, or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments.

The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2006	$4,165	$1,855
2007	4,185	1,854
2008	4,557	1,376
2009	4,531	1,286
2010	4,505	1,232
2011-2015	24,199	6,011

In December 2004, the Company approved amendments to various postretirement benefit plans which curtailed or eliminated defined benefits previously available under the plans. The amendments as adopted will eliminate, by January 1, 2008, the postretirement benefit plans for all U.S. current retirees of the Company and substantially all U.S. active employees. The three-year phase-out period was granted to provide current retirees and other eligible employees an acceptable period to transition to other alternative medical plans. In accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions” (as amended), the gain on the plan curtailments was recognized upon the adoption of the plan amendments. The gain of $3.6 million was reported as a component of Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statement of Operations for fiscal year 2004 in the amounts of $3.3 million and $0.3 million, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. As permitted under FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until the authoritative guidance on the accounting for the federal subsidy under the Act is issued. Given that the Company curtailed most of its U.S. postretirement plans in 2004, it will likely not be eligible to receive the federal subsidy under the Act. Accordingly, any measures of the periodic benefit cost, benefit obligation and related disclosures for the U.S. and other postretirement benefit plans appropriately do not reflect the effect of the Act.

The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.3 million, $1.9 million and $3.0 million for fiscal 2005, 2004 and 2003, respectively.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. As of December 31, 2005, the Company had awarded grants of non-qualified stock options to purchase 400,000 shares of the Company’s Class A Common Stock. The awards represented the entire amount reserved for issuance under the 2003 Plan and no additional stock options are available for future grants under the 2003 Plan.

The Company has elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by APB No. 25, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs are recognized over the performance period when it becomes probable that such performance criteria will be achieved. Vesting of the stock options is accelerated on the occurrence of a change in control.

The compensation costs related to the 2003 Plan were $2.2 million and $0.6 million for the years ended December 31, 2005 and January 1, 2005, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Had the compensation expense methodology defined in SFAS No. 123R been applied, the Company’s net earnings and earnings per common share would have been impacted as summarized in the discussion of the Company’s stock-based compensation accounting policy in Note 2 to the Consolidated Financial Statements, resulting in lower compensation costs than recognized under the Company’s historically used accounting principles.

The 2005 Stock Option Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options will only vest and become exercisable on the occurrence of a change in control, and only after certain target thresholds tied to the cash received by MatlinPatterson Global Opportunities Fund, L.P. and its affiliates are reached in the change in control transaction, or from the conversion of securities received in the change in control transaction into cash within one year following the change in control. The term of each stock option shall end on June 30, 2008, unless the stock option has been exercised, with a provision to extend the date of exercise by up to one year following a change in control in which securities are issued as part of the consideration of the transaction. The Company may award grants of non-qualified stock options to purchase up to 200,000 shares of the Company’s Class A Common Stock. As of December 31, 2005, no awards have been granted under the 2005 Plan and it is expected that the 2005 Plan will be eliminated, subject to formal approval by the shareholders of the Company’s 2005 Employee Restricted Stock Plan, which will be presented at the 2006 Annual Shareholders’ Meeting scheduled for May 2006.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the option activity related to the 2003 Plan for the years ended December 31, 2005 and January 1, 2005 and the ten months ended January 3, 2004:

	2005	2004	Ten months Ended January 3, 2004
Unexercised options outstanding—beginning of period	225,313	240,000	—
Granted	174,687	—	240,000
Exercised	—	—	—
Forfeited	—	14,687	—
Expired/canceled	—	—	—
Unexercised options outstanding—end of period	400,000	225,313	240,000
Exercisable options:
Vested options as of year-end	156,328	48,000	—
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	—	174,687	160,000
Weighted average exercise price per share	$6.00	$6.00	$6.00

Restricted Stock Plans

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for the issuance of restricted shares to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In 2005, the Company awarded approximately 1,728 restricted shares to members of the Company’s Board of Directors for their Board service to the Company. In fiscal 2005, the Company charged compensation costs of $0.1 million to Selling, general and administrative expenses in the Consolidated Statement of Operations for the restricted shares awarded under the Restricted Plan.

In 2004, the Company awarded approximately 18,720 restricted shares to members of the Company’s Board of Directors for their Board service to the Company and, as further described in Note 21 to the Consolidated Financial Statements, an additional 25,000 restricted shares were awarded to the Company’s Chairman of the Board of Directors for consulting services. In fiscal 2004, the Company charged compensation costs of $0.6 million to Selling, general and administrative expenses in the Consolidated Statement of Operations for the restricted shares awarded under the Restricted Plan.

As of December 31, 2005, 154,552 shares of the Company’s Class A common stock are available for future grants under the Restricted Plan.

In December 2005, the Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares, of which, 272,000 restricted shares were awarded to certain employees of the Company as of January 20, 2006. The Compensation Committee may, from time to time, grant shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Vesting of the restricted shares is accelerated on the occurrence of a change in control. No shares

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were awarded as of December 31, 2005. The awards of restricted shares granted on January 20, 2006 pursuant to the 2005 Stock Plan are subject to formal approval by the shareholders, which will be presented at the Annual Shareholders’ Meeting scheduled for May 2006.

Note 15. Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing in April 2004 of the Restructured Credit Facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of 10.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) it controlled for 42,633 shares of the Company’s PIK Preferred Shares. Also, during the third quarter of fiscal 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. Such Junior Notes were subordinated indebtedness of the Company and provided for interest at an annual rate of 10.0%, which interest, at the option of the holder, could be received in additional principal amounts of the Junior Notes or in cash. The Junior Notes could be converted, at the option of the holder, into shares of Class A Common Stock on the same terms as included in the PIK Preferred Shares (a conversion rate of 137.14286 shares of Class A Common Stock per share of the convertible security, which approximates an initial conversion price of approximately $7.29 per share). As the aforementioned exchanges were a component of the recapitalization of the Company, involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the then new Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, the Company accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by the Company’s Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares of PIK Preferred Stock, the Company recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued. At any time prior to June 30, 2012, the holders of the PIK Preferred Shares could have elected to convert any or all of their PIK Preferred Shares into shares of the Company’s Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares which approximates an initial conversion price equal to $7.29 per share.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock, as described below. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million and $5.6 million in fiscal years 2005 and 2004, respectively.

Also, on July 28, 2005, the Company’s Board of Directors authorized the redemption of all of the Company’s PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the “Redemption Date”). In accordance with the terms of the PIK Preferred Shares, the Company would redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

As of the close of business on the Redemption Date, five PIK Preferred Shares had been redeemed by the Company with the redemption price being paid by the issuance of 187 shares of Class A Common Stock. Additionally, 62,916 PIK Preferred Shares had been converted by holders into 8,628,473 shares of Class A Common Stock. Also, during the first quarter of fiscal 2005, five PIK Preferred Shares were converted into 686 shares of Class A Common Stock. As a result of these transactions, 8,629,346 additional shares of Class A Common Stock are now issued and outstanding and no PIK Preferred Shares are currently issued or outstanding.

Note 16. Derivatives and Other Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 11 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility and the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million at both December 31, 2005 and January 1, 2005. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the variability of the interest component associated with $212.5 million of first-lien term loan debt. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The fair value of the interest rate swap, based on current settlement values, was $3.8 million and $0.3 million as of December 31, 2005 and January 1, 2005, respectively. Those amounts were included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of this swap on Interest expense, net in the Consolidated Statements of Operations was a increase of $0.2 million for fiscal 2005 and an increase of $2.4 million for fiscal 2004. There were no interest rate swap agreements in effect during fiscal 2003.

In May 2005, the Company entered into a series of foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments related to certain capital expenditure projects. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge. In addition, the forward contracts, which mature through September 15, 2006, are completely effective in hedging the Company’s specifically-covered firm commitments, meaning that any change in the foreign currency is offset by a similar change in the firm commitment. At December 31, 2005, the Company had approximately $30.1 million of notional amount in outstanding contracts with a third party financial institution.

During the fourth quarter of 2004, the Company used foreign currency options to establish a predictable range for the movements of the Euro in an effort to protect its European operations from the impact of a sudden change in the Euro. Approximately $0.3 million of expense was included in Foreign currency and other(gain) loss, net in the Consolidated Statements of Operations for fiscal 2004. The fair market value of the outstanding foreign currency option as of January 1, 2005 of $0.1 million was based on the actual settlement value and was included in Other current liabilities in the Consolidated Balance Sheets.

Note 17. Shareholders’ Equity

As of December 31, 2005 and January 1, 2005, the Company’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
PIK Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C Common Stock has special rights to annual dividends, which are not significant, and all shares of Class B, C, D and E Common Stock may be converted into an equal number of shares of Class A Common Stock. The shares of preferred stock may be issued

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors. See Note 15 to the Consolidated Financial Statements for additional information related to the Company’s PIK Preferred Shares.

In April 2004, the United States Bankruptcy Court for the District of South Carolina resolved certain pending claims filed against the Company in connection with the Modified Plan and, as a result, approved the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock which were issued on a pro rata basis to holders of the Predecessor Company’s Class 4 General Unsecured Claims per the Predecessor Company’s Chapter 11 Plan of Reorganization. If these shares had been outstanding for all Successor periods presented, the pro forma net loss per common share (basic and diluted) for the year ended January 1, 2005 and the ten months ended January 3, 2004 would have been $(0.08) per share and $(3.30) per share, respectively.

Note 18. Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes, industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the fiscal years 2005 and 2004, the ten months ended January 3, 2004 and the two months ended March 1, 2003 relating to asset impairment charges, plant realignment costs, foreign currency losses, net and arbitration settlement, net that have not been allocated to the segment data.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by segment is as follows (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Net sales
Nonwovens	$763,777	$672,600	$515,735	$108,359
Oriented Polymers	185,071	172,541	129,683	24,536
Eliminations	—	(407)	(525)	—
	$948,848	$844,734	$644,893	$132,895
Operating income
Nonwovens	$66,744	$60,356	$38,856	$7,759
Oriented Polymers	10,677	12,699	8,489	1,465
Unallocated Corporate	(20,746)	(18,958)	(12,648)	(3,509)
Eliminations	259	202	124	115
	56,934	54,299	34,821	5,830
Asset impairment charges	—	(2,253)	(1,207)	—
Plant realignment costs	(9)	(1,867)	(6,802)	(4)
Foreign currency loss, net	(671)	(2,027)	(2,773)	(1,343)
Arbitration settlement, net	—	13,112	—	—
	$56,254	$61,264	$24,039	$4,483
Depreciation and amortization expense included in operating income (loss)
Nonwovens	$45,083	$41,923	$34,283	$5,766
Oriented Polymers	10,643	8,217	6,912	1,349
Unallocated Corporate	106	1,120	(272)	272
Eliminations	(259)	—	125	—
Depreciation and amortization expense included in operating income	55,573	51,260	41,048	7,387
Amortization of loan acquisition costs	1,977	1,970	1,572	1,425
	$57,550	$53,230	$42,620	$8,812
Capital spending
Nonwovens	$77,088	$23,766	$32,836	$2,732
Oriented Polymers	1,814	1,025	3,828	330
Corporate	—	—	11	—
	$78,902	$24,791	$36,675	$3,062
Division assets
Nonwovens	$715,977	$732,163	$706,347
Oriented Polymers	144,477	149,393	147,075
Corporate	2,096	560	7,039
Eliminations	(97,549)	(127,558)	(141,399)
	$765,001	$754,558	$719,062

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data:

Export sales from the Company’s United States operations to unaffiliated customers approximated $60.6 million, $60.2 million and $61.5 million during fiscal 2005, 2004 and 2003, respectively. Geographic data for the Company’s operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Net sales
United States	$444,968	$381,421	$289,064	$60,219
Canada	116,158	111,591	88,088	16,416
Europe	184,743	190,470	152,608	33,631
Asia	44,297	32,384	26,730	4,773
Latin America	158,682	128,868	88,403	17,856
	$948,848	$844,734	$644,893	$132,895
Operating income
United States	$3,366	$3,402	$895	$(1,582)
Canada	3,205	5,491	4,152	1,233
Europe	15,770	17,384	12,176	2,330
Asia	5,583	3,442	3,075	848
Latin America	29,010	24,580	14,523	3,001
	56,934	54,299	34,821	5,830
Asset impairment charges	—	(2,253)	(1,207)	—
Plant realignment costs	(9)	(1,867)	(6,802)	(4)
Foreign currency loss, net	(671)	(2,027)	(2,773)	(1,343)
Arbitration settlement, net	—	13,112	—	—
	$56,254	$61,264	$24,039	$4,483
Depreciation and amortization expense included in operating income (loss)
United States	$24,891	$24,240	$20,882	$3,658
Canada	8,429	6,015	5,045	950
Europe	9,286	8,862	6,991	1,166
Asia	4,149	4,014	3,141	628
Latin America	8,818	8,129	4,989	985
Depreciation and amortization expense included in operating income	55,573	51,260	41,048	7,387
Amortization of loan acquisition costs	1,977	1,970	1,572	1,425
	$57,550	$53,230	$42,620	$8,812
Identifiable assets (including intangible assets)
United States	$323,596	$294,042	$286,277
Canada	94,531	99,382	106,428
Europe	202,324	294,811	279,269
Asia	60,267	35,996	37,987
Latin America	181,834	157,900	141,941
Eliminations	(97,551)	(127,573)	(132,840)
	$765,001	$754,558	$719,062

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Foreign Currency Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Included in operating income	$671	$2,027	$2,773	$1,343
Included in other expense (income)	(280)	1,046	972	471
	$391	$3,073	$3,745	$1,814

For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Foreign currency loss, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Foreign currency loss, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other (gain) loss, net in the Consolidated Statement of Operations.

The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in foreign currency loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt, are included in Foreign currency and other (gain) loss, net.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Commitments and Contingencies

Non-affiliate Leases

The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.3 million, $4.0 million and $3.2 million in 2005, 2004 and 2003, respectively. For the Successor ten month period and the Predecessor two month period of 2003, the rental expense was $2.6 million and $0.6 million, respectively. Rental income approximated $0.2 million, $0.6 million and $0.5 million in 2005, 2004 and 2003, respectively. The expenses are recognized on a straight-line basis over the life of the lease. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are presented in the following table. See Note 21 to the Consolidated Financial Statements for a discussion of leases between the Company and affiliated entities.

	Gross Minimum Rental Payments	Lease and Sub-Lease (Income)	Net Minimum Rental Payments
	(In Thousands)
2006	$2,481	$(26)	$2,455
2007	1,846	—	1,846
2008	1,406	—	1,406
2009	1,066	—	1,066
2010	475	—	475
	$7,274	$(26)	$7,248

Purchase Commitments

At December 31, 2005, the Company had commitments of approximately $36.6 million related to the purchase of raw materials, maintenance and converting services. Additionally, as part of its efforts to enhance the business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed projects, including the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of December 31, 2005 totaled approximately $45.6 million and are expected to be expended during fiscal year 2006.

Collective Bargaining Agreements

At December 31, 2005, the Company had approximately 3,331 employees worldwide. Approximately 1,399 employees are represented by labor unions or trade councils, which have entered into separate collective bargaining agreements with the Company. Approximately 29% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year.

Environmental

The Company is subject to a broad range of federal, foreign, state and local laws and regulations relating to pollution and protection of the environment. The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2005, the Company received approximately $1.9 million as its portion of class-action settlement agreements with various suppliers of raw materials. These recoveries were included in Selling, general and administrative expenses in the Consolidated Statement of Operations for fiscal 2005.

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served with a lawsuit by a former customer alleging breach of contract and other charges. The discovery phase has recently begun and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Therefore, management is not able to estimate the amount of such loss at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

During 2004, the Company settled an issue under arbitration and received approximately $17.0 million from Johnson & Johnson as settlement of the arbitration issues. Net settlement proceeds of $13.1 million, after providing for $3.9 million of costs and expenses associated with the arbitration, were included in Arbitration settlement, net in the Consolidated Statement of Operations for the fiscal year ended January 1, 2005.

Note 21. Related Party Transactions

The Company leased office space, previously serving as the Company’s corporate headquarters, from an affiliate of the former Chief Executive Officer of the Company through August 31, 2003 at an approximate annual rental charge of $0.2 million. Shared service costs were charged to the Company and approximated $0.6 million in 2003. In fiscal 2005, the Company settled all outstanding litigation issues with the aforementioned affiliate of the former Chief Executive Officer with respect to the lease and shared services. See Note 20 to the Consolidated Financial Statements for additional details.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company executed a consulting agreement in December 2004 with the Chairman of the Board of Directors to provide certain consulting services as an independent contractor on a month-to-month basis. The consulting agreement provided for a one-time issuance of 25,000 shares of the Company’s restricted shares authorized pursuant to the Restricted Plan and payment of $20,000 per month. Compensation expense recognized with respect to the consulting agreement during 2005 and 2004 totaled $0.2 million and $0.4 million, respectively, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Effective December 31, 2005, the Company and the Chairman of the Board of Directors terminated the consulting agreement.

Note 22. Quarterly Results of Operations (Unaudited)

Quarterly financial data for the fiscal year ended December 31, 2005 and the fiscal year ended January 1, 2005 is presented below (amounts in thousands, except for per share data). All 2005 and 2004 fiscal quarters were comprised of 13 weeks.

Quarterly data for fiscal 2005:

	Fourth Quarter Ended December 31, 2005	Third Quarter Ended October 1, 2005	Second Quarter Ended July 2, 2005	First Quarter Ended April 2, 2005
Operating data:
Net sales	$240,414	$228,220	$235,853	$244,361
Gross profit	36,714	38,905	41,943	43,917
Net income (loss)	(2,433)	194	4,070	5,166
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	14,790	2,357	10,851
Income (loss) applicable to common shareholders	(2,433)	(14,596)	1,713	(5,685)
Income (loss) per common share—basic	$(0.13)	$(1.17)	$0.16	$(0.55)
Income (loss) per common share—diluted	$(0.13)	$(1.17)	$0.16	$(0.55)

During the fourth quarter of 2005, the Company received approximately $1.1 million as its portion of class-action settlement agreements with various suppliers of raw materials. The Company also received approximately $0.9 million as settlement of a supply arrangement with a raw material provider.

During the fourth quarter of 2005, the Company recognized an income tax expense of $0.5 million on a pre-tax loss of $1.9 million. The effective tax rate for the quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been realized, as well as an adjustment to tax accruals recorded through the previous three quarters.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fourth quarter of 2004 included a curtailment gain of $3.6 million related to amendments to various postretirement benefit plans as described in Note 13 to the Consolidated Financial Statements.

During the fourth quarter of 2004, the Company recognized an income tax benefit of $0.2 million. The effective tax rate for the quarter was favorably impacted by profits generated in certain jurisdictions which experienced losses in previous periods for which no tax benefit had been realized, as well as an adjustment for excess tax accruals in previous quarters.

Note 23. Supplemental Cash Flow Information

Cash payments of interest and taxes consist of the following (in thousands):

	Successor			Predecessor
	2005	2004	Ten Months Ended January 3, 2004	Two Months Ended March 1, 2003
Cash payments of interest, net of amounts capitalized	$34,139	$37,764	$42,066	$12,409
Cash payments (refunds) of income taxes, net of refunds	(9,705)	6,827	6,102	1,120

Noncash transactions in 2005 included: (i) the conversion or redemption of 62,926 shares of the Company’s PIK Preferred Shares into approximately 8,629,346 shares of the Company’s Class A Common Stock, (ii) the issuance of 10,200 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $10.3 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $21.5 million in excess of the amounts accrued at the stated dividend rate of 16.0% on the PIK Preferred Shares and (iii) the accrual of $1.8 million of dividends on the PIK Preferred Shares from the date of the last dividend declaration date to the date the PIK Preferred Stock were redeemed or converted to Class A Common Stock.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncash transactions in 2004 included (i) the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina, (ii) the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,382 shares of the Company’s Class A Common Stock, (iii) the exchange of $42.6 million of the Company’s Junior Notes into approximately 42,633 shares of the Company’s PIK Preferred Shares, (iv) the exchange of $10.1 million of the Company’s Junior Notes into approximately 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock, (v) the payment in kind in lieu of cash payment of $1.8 million of interest expense on the Junior Notes and (vi) the accrual of $5.6 million of dividends on the PIK Preferred Shares.

Noncash transactions in 2003 included the payment in kind in lieu of cash payment of $3.7 million of interest expense on the Junior Notes.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Grant Thornton LLP, an independent registered public accounting firm, has issued its report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Polymer Group, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Polymer Group, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Polymer Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Polymer Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO as described in the introductory paragraph. Also in our opinion, Polymer Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO as described in the introductory paragraph.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Polymer Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the fiscal year ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 15, 2006

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is set forth under the captions “Election of Directors” and “Management” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is set forth under the caption “Information About the Board of Directors” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

The Company has a Code of Conduct that applies to all officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and other key financial and accounting officers. The Code of Conduct can be found on the Investors’ page of the Company’s publicly-available website (www.polymergroupinc.com). The Company will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by Securities and Exchange Commission regulations, on the Company’s website.

ITEM 11.          EXECUTIVE COMPENSATION

Information required under this Item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

The following table provides certain information as of December 31, 2005 with respect to our equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	400,000	$6.00	—
Total	400,000	$6.00	—

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is set forth under the caption “Certain Relationships and Related Transactions” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is set forth under the caption “Fees Paid to Grant Thornton LLP and Ernst & Young LLP” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.   Financial Statements

The following consolidated financial statements and reports of Independent Registered Public Accounting Firms required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•       Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

•  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•       Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005.

•       Consolidated Statements of Operations for the fiscal years ended December 31, 2005 and January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003.

•       Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 31, 2005, January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003.

•       Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003.

•       Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2005, January 1, 2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003.

(a)   2.   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (“Schedule II”). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

(a)   3.   Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits are incorporated by reference to other documents on file with the Securities and Exchange Commission, with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit Number	Document Description
2.1	Joint Second Amended Modified Plan of Reorganization of Polymer Group, Inc. and its Affiliated Debtors dated November 25, 2002.(1)
2.2	Confirmation Order entered by the United States Bankruptcy Court for the District of South Carolina dated January 16, 2003.(2)
3.1	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated By-laws of the Company.(4)
4.1	Shareholders Agreement dated as of March 5, 2003.(5)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004 (6)
10.1

Credit Agreement, dated as of April 27, 2004 among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Documentation Agent, First Lien Collateral Agent, Second Lien Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the “2004 Credit Agreement’’).(7)*

10.2

Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as First Lien Collateral Agent and Second Lien Collateral Agent, dated as of April 27, 2004.(8)*

10.3

Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as First Lien Collateral Agent and Second Lien Collateral Agent, dated as of April 27, 2004.(9)*

10.4

Guarantee Agreement, dated as of April 27, 2004 among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc.and Citicorp North America, Inc. as First Lien Collateral Agent, Second Lien Collateral Agent and Administrative Agent. (10)*

10.5	Letter Agreement, dated April 11, 2003, between Polymer Group, Inc. and Matlin Patterson Global Opportunities Partners L.P.(11)
10.6	Master Separation Agreement among Polymer Group, Inc., Galey & Lord, Inc. and DT Acquisition Inc., dated January 29, 1998.(12)
10.7	Consulting Agreement executed on December 15, 2004 between Polymer Group, Inc. and William B. Hewitt (effective December 9, 2004).(13)*
10.8	Amendment No. 2 to the 2004 Credit Agreement Credit Agreement.(14)*
10.9

Credit Agreement, dated as of November 22, 2005 among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner.

10.10	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005.
10.11	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005.
10.12

Guarantee Agreement, dated as of November 22, 2005 among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., Citicorp North America, Inc. as Collateral Agent and Administrative Agent.

10.13

Settlement Agreement, Receipt and Release, dated as of April 29, 2005 by and among Polymer Group, Inc., Jerry Zucker, The Intertech Group, Inc., ZS Associates LLC and MatlinPatterson Global Advisors LLC (on behalf of itself and various affiliated entities named in the Settlement Agreement). (15)

10.14	Executive Employment Agreement dated March 30, 2004 between Polymer Group, Inc. and James L. Schaeffer. (16)**
10.15	Executive Employment Agreement dated as of October 27, 2003 between Polymer Group, Inc. and Willis C. Moore, III. (17)**
10.16	Polymer Group, Inc. 2003 Stock Option Plan. (18)**
10.17	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (19)**
10.18	Polymer Group, Inc. 2004 Restricted Stock Plan. (20)**
10.19	Polymer Group, Inc. 2005 Stock Option Plan. (21)**
10.20	Form of Stock Option Agreement for 2003 Plan. (22)**
10.21	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (23)**
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)   Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2004.

(2)   Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2004.

(3)   Incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

(4)   Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

(5)   Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003.

(6)   Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2005.

(7)   Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2004.

(8)   Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2004.

(9)   Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2004.

(10) Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2004.

(11) Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003.

(12) Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on April 14, 1998.

(13) Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004.

(14) Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005.

(15) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

(16) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 22, 2005.

(17) Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 22, 2005.

(18) Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(19) Incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(20) Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(21) Incorporated by reference to Annex III of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(22) Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(23) Incorporated by reference to Annex II of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

*     These agreements have been terminated and there are no remaining obligations pursuant thereto. These documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601(b)(10) of Regulation S-K which requires the filing of every material agreement that was entered into not more than two years before the filing of this Annual Report on Form 10-K.

**   Management contract or compensatory plan or arrangement.

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E
		ADDITIONS				DEDUCTIONS
Description	Balance at beginning of period	Charged To costs and expenses		Charged to other accounts (Describe)		(Describe)		Balance at end of period
Successor:
Fiscal Year ended December 31, 2005
Allowance for doubtful accounts	$9,725	1,350		48	(4)	1,537	(2)	$9,586
Valuation allowance for deferred tax assets	103,854	2,681		—		7,999	(4)(7)	98,536
Plant realignment	561	9		(32)		375	(3)	163
Fiscal Year ended January 1, 2005
Allowance for doubtful accounts	$13,570	(1,427	)(1)	869	(4)	3,287	(2)	$9,725
Valuation allowance for deferred tax assets	100,751	3,103		—		—		103,854
Plant realignment	4,564	1,867		39		5,909	(3)	561
Ten months ended January 3, 2004
Allowance for doubtful accounts	$13,394	1,670		408	(4)	1,902	(2)	$13,570
Valuation allowance for deferred tax assets	85,677	10,651		—		(4,423	)(4)(6)	100,751
Plant realignment	785	6,802		—		3,023	(3)	4,564
Predecessor:
Two months ended March 1, 2003
Allowance for doubtful accounts	12,945	507		120	(4)	178	(2)	13,394
Valuation allowance for deferred tax assets	160,614	5,699		—		80,636	(5)	85,677
Plant realignment	893	4		1,158	(5)	1,270	(3)	785

(1)            Reserve adjustments of $2,577, net of current year provision of $1,150.

(2)            Uncollectible accounts written-off and price concessions.

(3)            Cash payments and adjustments.

(4)            Foreign currency translation adjustments.

(5)            Fresh start adjustment.

(6)            Basis study adjustment.

(7)    Net reductions due to realizations of deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
	By:	/s/ WILLIS C. MOORE, III
Date: March 16, 2006		Willis C. Moore, III Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2006.

Signature	Title

/s/ JAMES L. SCHAEFFER	Chief Executive Officer and Director
James L. Schaeffer
/s/ WILLIS C. MOORE, III	Chief Financial Officer
Willis C. Moore, III
/s/ WILLIAM B. HEWITT	Chairman of the Board of Directors
William B. Hewitt
/s/ PEDRO A. ARIAS	Director
Pedro A. Arias
/s/ RAMON BETOLAZA	Director
Ramon Betolaza
Director
Lap Wai Chan
/s/ EUGENE LINDEN	Director
Eugene Linden
/s/ JAMES A. OVENDEN	Director
James A. Ovenden
/s/ MICHAEL WATZKY	Director
Michael Watzky