Form 10-Q
period 2006-04-01
POLYMER GROUP INC
filed 2006-05-11
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006 or
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

Former name, former address and former fiscal year, if changed from last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On May 8, 2006 there were 19,121,952 shares of Class A common stock, 147,930 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K. There can be no assurances that these events will occur or that the Company’s results will be as estimated.

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

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$23,509	$30,963
Accounts receivable, net	135,320	120,668
Inventories	128,546	119,663
Deferred income taxes	3,335	4,364
Other current assets	25,083	23,094
Total current assets	315,793	298,752
Property, plant and equipment, net	439,926	421,997
Intangibles and loan acquisition costs, net	36,868	37,329
Deferred income taxes	340	433
Other assets	8,912	6,490
Total assets	$801,839	$765,001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,995	$5,101
Accounts payable	92,032	82,371
Accrued liabilities	37,034	32,235
Income taxes payable	1,814	1,456
Current portion of long-term debt	4,139	4,142
Total current liabilities	140,014	125,305
Long-term debt	424,488	405,955
Deferred income taxes	65,878	64,692
Other noncurrent liabilities	20,228	20,956
Total liabilities	650,608	616,908
Minority interests	16,022	16,611
16% Series A convertible pay-in-kind preferred shares—0 shares issued and outstanding	—	—
Shareholders’ equity:
Class A common stock—19,157,948 and 18,868,607 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	191	188
Class B convertible common stock—147,930 and 153,549 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	2	2
Class C convertible common stock—24,319 and 31,131 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	169,472	165,652
Retained earnings (deficit)	(56,425)	(54,820)
Accumulated other comprehensive income	21,969	20,460
Total shareholders’ equity	135,209	131,482
Total liabilities and shareholders’ equity	$801,839	$765,001

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005
Net sales	$260,441	$244,361
Cost of goods sold	217,237	200,444
Gross profit	43,204	43,917
Selling, general and administrative expenses	32,398	27,467
Restructuring and plant realignment costs	1,633	4
Foreign currency loss, net	567	24
Operating income	8,606	16,422
Other expense (income):
Interest expense, net	6,518	7,866
Minority interests	884	934
Foreign currency and other (gain) loss, net	491	(339)
Income before income tax expense	713	7,961
Income tax expense	2,318	2,795
Net income (loss)	(1,605)	5,166
Accrued and paid-in-kind dividends on PIK preferred shares	—	10,851
Loss applicable to common shareholders	$(1,605)	$(5,685)
Loss per common share:
Basic	$(0.08)	$(0.55)
Diluted	$(0.08)	$(0.55)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended April 1, 2006
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, December 31, 2005	$190	$165,652	$(54,820)	$20,460	$131,482
Net loss	—	—	(1,605)	—	(1,605)	$(1,605)
Currency translation adjustment, net of tax	—	—	—	1,229	1,229	1,229
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	280	280	280
Compensation expense recognized on stock options and restricted stock grants	3	3,820	—	—	3,823	—
Balance, April 1, 2006	$193	$169,472	$(56,425)	$21,969	$135,209	$(96)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005
Operating activities:
Net income (loss)	$(1,605)	$5,166
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,295	1,545
Gain on sale of assets	(220)	—
Depreciation and amortization	14,763	13,663
Noncash compensation	3,823	411
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,555)	(22,592)
Inventories	(8,424)	(7,725)
Other current assets	(2,382)	(3,210)
Accounts payable and accrued liabilities	13,289	1,950
Other, net	(1,460)	2,770
Net cash provided by (used in) operating activities	4,524	(8,022)
Investing activities:
Purchases of property, plant and equipment	(30,845)	(10,095)
Acquisition-related costs	(942)	—
Proceeds from sale of assets	1,357	354
Net cash used in investing activities	(30,430)	(9,741)
Financing activities:
Proceeds from debt	32,110	744
Repayment of debt	(13,686)	(2,299)
Other	(114)	(15)
Net cash provided by (used in) financing activities	18,310	(1,570)
Effect of exchange rate changes on cash	142	(345)
Net decrease in cash and cash equivalents	(7,454)	(19,678)
Cash and cash equivalents at beginning of period	30,963	41,296
Cash and cash equivalents at end of period	$23,509	$21,618

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

The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended December 31, 2005. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 31, 2005 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $22.0 million at April 1, 2006 consisted of $19.4 million of currency translation gains, $1.6 million of minimum pension liability and $4.2 million of cash flow hedge gains, all net of applicable income tax. Accumulated other comprehensive income of $20.5 million at December 31, 2005 consisted of $18.2 million of currency translation gains, $1.6 million of minimum pension liability and $3.9 million of cash flow hedge gains, all net of applicable income tax.

Recent Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006 and the impact has not been significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective transition method. The grant date fair value was estimated using the Black-Scholes model. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles. The proforma effect of utilizing SFAS No. 123R on the financial results for the three months ended April 2, 2005 was immaterial.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has completed its evaluation of the impact that the adoption of SFAS No. 154 could have and has concluded that such impact is not expected to be significant to its financial position or results of operations.

Note 2.   Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $9.0 million and $9.6 million at April 1, 2006 and December 31, 2005, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. With respect to the approximate $0.6 million decrease in the allowance for doubtful accounts, approximately $0.5 related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 14% of the Company’s sales in both the first quarter of 2006 and 2005.

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time was $15.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In March 2006, the maximum amount of outstanding advances at one time was increased to $20.0 million. During the first quarter of 2006, approximately $39.1 million of receivables had been sold under the terms of the factoring agreement, compared to approximately $31.4 million during the first quarter of fiscal 2005. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in the Consolidated Statements of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was $4.3 million and $4.8 million at April 1, 2006 and December 31, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Costs related to this program for the first quarter of 2006 and 2005 were $0.1 million and $0.2 million, respectively, and are included in Other expense, net in the Consolidated Statement of Operations.

On November 7, 2005, the Company’s Latin American operations entered into a factoring agreement to sell without recourse, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. During the first quarter of 2006, approximately $3.3 million of receivables had been sold under the terms of the factoring agreement. Such sale of receivables meets the applicable criteria of SFAS No. 140 and has been accounted for on a basis consistent with the methodology described in the preceding paragraph. The amount due from the factoring company, net of advances received from the factoring company, was $2.2 million and $1.4 million, respectively, at April 1, 2006 and December 31, 2005 and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold.

Note 3.   Business Restructuring

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs relate to the corporate relocation, as discussed further below, and the European Nonwovens business restructuring initiatives begun in 2004. A summary of the business

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

restructuring activity during the first three months of fiscal 2006 is presented in the following table (in thousands):

Balance accrued at beginning of year	$163
2006 restructuring and plant realignment costs	1,633
Cash payments	(46)
Adjustments	—
Balance accrued at end of period	$1,750

The 2006 restructuring and plant realignment costs are principally associated with the relocation of the corporate office to Charlotte, North Carolina.  Total estimated costs of the relocation are expected to approximate $2.3 million, and are comprised primarily of employee relocation and severance costs.  The Company is accounting for these costs in accordance with FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

As of March 10, 2006, the Company has entered into written relocation agreements with 28 employees who have agreed to the relocation and to acceptance of benefits offered by the Company.  Such relocation benefits accrued of $1.3 million as of April 1, 2006 relate primarily to Company obligations for costs associated with the employee’s real estate sales process, which process had been substantially initiated by the electing employees prior to April 1, 2006.

Also in connection with the relocation, the Company expects to incur approximately $0.6 million in severance costs relating to 24 employees.  Such costs will be incurred provided that the employee remains in the employ of the Company through the date of the corporate relocation.  Accordingly, consistent with the provisions of SFAS No. 146, the Company is accruing the severance cost ratably over the expected future service period.

During the first quarter of fiscal 2006, the Company has included such restructuring costs in Restructuring and plant realignment costs in the Consolidated Statement of Operations.  Additional relocation costs are expected to be recognized pursuant to SFAS No. 146 subsequent to April 1, 2006 relating to hiring costs and other employee relocation expenses as such obligations are incurred.

Additionally, during the first fiscal quarter of 2006, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a curtailment of a defined benefit pension plan. No gain or loss is expected as a result of the curtailment. However, based on elections which will be made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur settlement losses associated with any employees who elect to exit the plan. Any loss associated with the settlement of the defined benefit pension plan will be recognized at such time as the amounts can be reasonably estimated.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Finished goods	$62,738	$60,545
Work in process	18,453	17,724
Raw materials	47,355	41,394
	$128,546	$119,663

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $9.8 million and $9.7 million at April 1, 2006 and December 31, 2005, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	April 1,	December 31,
	2006	2005
Cost:
Proprietary technology	$30,328	$30,251
Goodwill	10,243	10,243
Loan acquisition costs and other	12,923	12,045
	53,494	52,539
Less accumulated amortization	(16,626)	(15,210)
	$36,868	$37,329

In January 2006, the Company acquired the business of Advanced Fiber Solutions, Inc (“AFS”). AFS is a regional distribution company located in Alabama that markets and sells synthetic concrete fibers to the ready mix, stucco and precast segments of the construction business, primarily in the southern United States. The aggregate purchase price of $0.8 million consisted of $0.4 million paid to the seller at closing and $0.4 million to be paid on the first anniversary of the transaction, contingent upon the successful transfer of the business to the Company and other factors. The purchase consisted primarily of customer lists and a covenant not to compete agreement with the seller, and the Company included the aggregate purchase price in Intangibles and loan acquisition costs. Such costs will be amortized over the term of the covenant not to compete agreement. In addition, the contingent portion of the purchase price is included in Accrued liabilities as of April 1, 2006. Net sales and net income of AFS have been included in the the Company’s Consolidated Financial Statements from the acquisition date of January 9, 2006. Net sales attributable to AFS operations were $0.5 million for the first three months of fiscal 2006, compared to $0.4 million for the first three months of fiscal 2005. The impact on the Company’s Consolidated Financial Statements is not material, given the relative size of the acquisition. Therefore, unaudited pro forma data has not been presented in conjunction with this acquisition.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,091	$1,058
Loan acquisition costs included in interest expense, net	325	504
Total amortization expense	$1,416	$1,562

Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $15.3 million and $17.0 million as of April 1, 2006 and December 31, 2005, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	April 1,	December 31,
	2006	2005
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.21% and 6.77% as of April 1, 2006 and December 31, 2005, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$408,975	$410,000
Revolving Credit Facility—interest at 7.32% as of April 1, 2006; due November 22, 2010	19,000	—
Other	652	97
	428,627	410,097
Less: Current maturities	(4,139)	(4,142)
	$424,488	$405,955

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous Bank Facility (as defined below) and pay related fees and expenses.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with all such covenants at April 1, 2006 and December 31, 2005 and expects to remain in compliance through the remainder of fiscal 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not currently determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. As of April 1, 2006, the Company had $19.0 million of outstanding borrowings under the revolving credit facility, and there were no such borrowings as of December 31, 2005. As of April 1, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.8 million, as described below. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to April 1, 2006 were $19.4 million at an average rate of 7.36%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

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

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of April 1, 2006, the Company had $11.8 million of standby and

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

documentary letters of credit outstanding under the Credit Facility. Approximately $2.0 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at April 1, 2006.

Bank Facility

Until it was refinanced on November 22, 2005, the Company’s bank facility, which was entered into on April 27, 2004 (the “Bank Facility”), consisted of a $50.0 million secured revolving credit facility, a $300.0 million senior secured first lien term loan and a $125.0 million senior secured second lien term loan. All borrowings under the Bank Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company and supported by the pledge of stock of certain non-domestic subsidiaries of the Company. The Bank Facility contained covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The interest rate applicable to borrowings under the Bank Facility was based on three-month LIBOR plus a specified margin. The applicable margin for borrowings under the revolving credit facility was 300 basis points, the margin for the first lien term loan was 325 basis points and the margin for the second lien term loan was 625 basis points.

Subsidiary Indebtedness

Nanhai has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China which is scheduled to mature in June 2006. The amount of outstanding indebtedness under the facility was $5.0 million at April 1, 2006 (at an average annual rate of approximately 5.58%) and December 31, 2005 (at an annual average rate of approximately 4.44%). The Nanhai indebtedness is supported by a letter of credit issued by the Company’s agent bank and additional collateral was granted through the pledge of the Nanhai assets. These borrowings are shown in Short-term borrowings in the Consolidated Balance Sheets.

In March 2006, one of the Company’s wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government focused on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to pay the loan on September 1, 2008, the Company will begin making monthly payments of principal and interest at 6.25% per year.

Note 8.   Income Taxes

During the three months ended April 1, 2006, the Company recognized income tax expense of $2.3 million on consolidated pre-tax income of $0.7 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

The Company recognized income tax expense of $2.8 million for the three months ended April 2, 2005 on consolidated income before income taxes of $8.0 million. This income tax expense

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

approximates the U.S. federal statutory rate. However, the net income tax was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of April 1, 2006, the Company has a number of tax audits in process and have open tax years with various taxing jurisdictions that range from 2001 to 2005. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income tax refunds receivable were $1.7 million and $1.6 million at April 1, 2006 and December 31, 2005, respectively, and are largely comprised of amounts due from Latin American tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 9.   Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three months ended April 1, 2006 and April 2, 2005 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Current service costs	$913	$656	$58	$45
Interest costs on projected benefit obligation and other	1,529	1,408	132	122
Return on plan assets	(1,749)	(1,542)	—	—
Amortization of transition obligation and other	110	6	(31)	(28)
Periodic benefit cost, net	$803	$528	$159	$139

As of April 1, 2006, the Company had contributed $2.0 million to its pension and postretirement benefit plans for the 2006 benefit year. The Company presently anticipates contributing an additional $4.0 million to fund its plans in 2006, for a total of $6.0 million.

Additionally, during the first fiscal quarter of 2006, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a curtailment of a defined benefit pension plan. No gain or loss is expected as a result of the curtailment. However, based on elections which will be made by plan participants during the second

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur settlement losses associated with any employees who elect to exit the plan. Any loss associated with the settlement of the defined benefit pension plan will be recognized at such time as the amounts can be reasonably estimated.

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. As of April 1, 2006 and December 31, 2005, the Company had awarded grants of non-qualified stock options to purchase 400,000 shares of the Company’s Class A Common Stock. The awards represented the entire amount reserved for issuance under the 2003 Plan and no additional stock options are available for future grants under the 2003 Plan.

Effective January 1, 2006, the Company accounts for the 2003 Plan in accordance with the methodology defined in SFAS No. 123R, using the modified prospective transition method. Under the modified prospective transition method, the compensation costs related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Prior to fiscal 2006, the Company elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which generally measures compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs were recognized over the performance period when it became probable that such performance criteria will be achieved. The compensation costs related to the 2003 Plan were $0.2 million and $0.4 million for the three months ended April 1, 2006 and April 2, 2005, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

The 2005 Stock Option Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options will only vest and become exercisable on the occurrence of a change in control, and only after certain target thresholds tied to the cash received by MatlinPatterson Global Opportunities Fund, L.P. and its affiliates are reached in the change in control transaction, or from the conversion of securities received in the change in control transaction into cash within one year following the change in control. The term of each stock option shall end on June 30, 2008, unless the stock option has been exercised, with a provision to extend the date of exercise by up to one year following a change in control in which securities are issued as part of the consideration in the transaction. The Company may award grants of non-qualified stock options to purchase up to 200,000 shares of the Company’s Class A Common Stock. As of April 1, 2006, no awards have been granted under the 2005 Plan and it is expected that the 2005 Plan will be eliminated, subject to formal approval by the shareholders of the Company’s 2005 Employee Restricted Stock Plan, discussed below, which will be presented at the 2006 Annual Shareholders’ Meeting scheduled for May 23, 2006. The approval at the Annual Shareholders’ Meeting is considered only a formality.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Plans

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first quarter of fiscal years 2006 and 2005, the Company awarded 5,660 and 3,240 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging from six to eighteen months, totaled approximately $45.0 thousand for each of the periods noted above and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of April 1, 2006, 148,460 shares of the Company’s Class A Common Stock are available for future grant under the Restricted Plan.

In December 2005, the Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, grant shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Vesting of the restricted shares is accelerated on the occurrence of a change in control. During the first quarter of fiscal 2006, 272,000 restricted shares were awarded to certain employees of the Company. Approximately 100,000 of these shares vested immediately with the balance vesting 25% on each of the grant’s anniversary dates, beginning with January 20, 2006. In addition, 750 restricted shares were forfeited during the first quarter of 2006. The awards of restricted shares granted on January 20, 2006 pursuant to the 2005 Stock Plan are subject to formal approval by the shareholders, which will be presented at the Annual Shareholders’ Meeting scheduled for May 23, 2006. The approval at the Annual Shareholders’ Meeting is considered only a formality. The compensation cost of $3.5 million related to these restricted stock grants for the three months ended April 1, 2006 was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of April 1, 2006, 210,750 shares of the Company’s Class A Common Stock are available for future grant under the 2005 Stock Plan.

Note 11.   16% Series A Convertible Pay-in-kind Preferred Shares

In conjunction with the Company’s refinancing in April 2004 of its then existing credit facility, the Company’s majority shareholder exchanged approximately $42.6 million in aggregate principal amount of 10.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) it controlled for 42,633 shares of the Company’s 16% Series A Convertible Pay-in-kind Preferred Shares (the “PIK Preferred Shares”). Also, during the third quarter of fiscal 2004, $10.1 million in aggregate principal amount of the Company’s Junior Notes were exchanged for 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock. Such Junior Notes were subordinated indebtedness of the Company and provided for interest at an annual rate of 10.0%, which interest, at the option of the holder, could be received in additional principal amounts of the Junior Notes or in cash. The Junior Notes could be converted, at the option of the holder, into shares of Class A Common Stock on the same terms as included in the PIK Preferred Shares (a conversion rate of 137.14286 shares of Class A Common Stock per share of the convertible security, which

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

approximates an initial conversion price of approximately $7.29 per share). As the aforementioned exchanges were a component of the recapitalization of the Company, involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the then new Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

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

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. As a result, total accrued and paid-in-kind dividends amounted to approximately $10.9 million in the first quarter of fiscal 2005.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

Note 12.   Derivative and Other Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires the Company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Bank Facility and the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million at both April 1, 2006 and December 31, 2005. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the variability of the interest component associated with $212.5 million of first-lien term loan debt. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The fair value of the interest rate swap, based on current settlement values, was $4.1 million and $3.8 million as of April 1, 2006 and December 31, 2005, respectively. Those amounts are included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of this swap on Interest expense, net in the Consolidated Statements of Operations was a decrease of $0.6 million for the three months ended April 1, 2006 and an increase of $0.4 million for the three months ended April 2, 2005.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

In May 2005, the Company entered into a series of foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments related to certain capital expenditure projects. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge. In addition, the forward contracts, which mature through September 15, 2006, are highly effective in hedging the Company’s specifically-covered firm commitments, meaning that any change in the foreign currency is offset by a similar change in the firm commitment. At April 1, 2006, the Company had approximately $15.3 million of notional amount in outstanding contracts with a third-party financial institution.

Note 13.   Earnings Per Share and Shareholders’ Equity

Calculations have not been presented to reconcile basic income per common share to diluted income per common share for the three months ended April 1, 2006 or April 2, 2005 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three months ended April 1, 2006 and April 2, 2005 were 19,272,912 and 10,418,457, respectively.

As of April 1, 2006, the Company’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
PIK Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, Class C Common Stock has special rights to annual dividends and all shares of Class B, C, D and E Common Stock may be converted into an equal number of shares of Class A Common Stock. The shares of preferred stock may be issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors. See Note 11 to the Consolidated Financial Statements for additional information related to the Company’s PIK Preferred Shares.

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three months ended April 1, 2006 and the three months ended April 2, 2005 relating to restructuring and plant realignment costs and foreign currency losses, net which have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales
Nonwovens	$210,652	$194,536
Oriented Polymers	49,789	49,825
Eliminations	—	—
	$260,441	$244,361
Operating income
Nonwovens	$17,636	$16,723
Oriented Polymers	3,265	5,263
Unallocated Corporate	(10,160)	(5,601)
Eliminations	65	65
	10,806	16,450
Restructuring and plant realignment costs	(1,633)	(4)
Foreign currency loss, net	(567)	(24)
	$8,606	$16,422
Depreciation and amortization expense included in operating income
Nonwovens	$11,702	$11,098
Oriented Polymers	2,745	2,102
Unallocated Corporate	(9)	(42)
Depreciation and amortization expense included in operating income	14,438	13,158
Amortization of loan acquisition costs	325	505
	$14,763	$13,663
Capital spending
Nonwovens	$30,295	$9,998
Oriented Polymers	520	97
Corporate	30	—
	$30,845	$10,095

	April 1, 2006	December 31, 2005
Division assets
Nonwovens	$749,972	$715,977
Oriented Polymers	150,687	144,477
Corporate	1,507	2,096
Eliminations	(100,327)	(97,549)
	$801,839	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales
United States	$121,588	$113,422
Canada	31,479	30,968
Europe	47,029	50,684
Asia	11,555	11,010
Latin America	48,790	38,277
	$260,441	$244,361
Operating income
United States	$(3,165)	$699
Canada	938	3,131
Europe	3,968	4,269
Asia	1,385	865
Latin America	7,680	7,486
	10,806	16,450
Restructuring and plant realignment costs	(1,633)	(4)
Foreign currency loss, net	(567)	(24)
	$8,606	$16,422
Depreciation and amortization expense included in operating income
United States	$6,031	$6,062
Canada	2,193	1,558
Europe	2,372	2,500
Asia	1,056	997
Latin America	2,786	2,041
Depreciation and amortization expense included in operating income	14,438	13,158
Amortization of loan acquisition costs	325	505
	$14,763	$13,663

	April 1, 2006	December 31, 2005
Identifiable assets (including intangible assets)
United States	$344,542	$323,596
Canada	95,505	94,531
Europe	206,586	202,324
Asia	72,206	60,267
Latin America	183,333	181,834
Eliminations	(100,333)	(97,551)
	$801,839	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Finacial Statements (Continued)

Note 15.   Foreign Currency Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005
Included in operating income	$567	$24
Included in other expense (income)	376	(446)
	$943	$(422)

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

Note 16.   Legal Proceedings and Commitments

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

As part of its efforts to enhance its business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed capital projects, including the construction of a new spunmelt manufacturing plant in Suzhou, China, the installation of a new spunmelt line in Mooresville, North Carolina and the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of April 1, 2006 totaled approximately $24.7 million and are expected to be expended over the remainder of fiscal 2006.

POLYMER GROUP, INC.
Notes to Consolidated Finacial Statements (Continued)

Note 17.   Supplemental Cash Flow Information

There were no noncash investing or financing activities in the first three months of 2006.

Noncash investing or financing activities in the first three months of 2005 included: (i) the conversion of 5 shares of the Company’s PIK Preferred Shares into approximately 686 shares of the Company’s Class A Common Stock; (ii) the issuance of 5,540 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $5.6 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional noncash dividend charge of approximately $8.5 million in excess of the amounts accrued at the stated dividend rate on PIK Preferred Shares; and (iii) the accrual of $2.4 million of dividends on the PIK Preferred Shares.

Note 18.   Subsequent Events

Throughout the first quarter of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company has capitalized approximately $1.6 million of costs, which are primarily comprised of third-party professional fees. These costs are included in Other assets in the Consolidated Balance Sheet as of April 1, 2006. Subsequent to April 1, 2006, the negotiations with respect to the potential acquisition broke off. In the event that the Company determines that the acquisition cannot be consummated, all costs with respect to the acquisition, including the aforementioned $1.6 million and any such costs incurred subsequent to April 1, 2006, will be charged to expense in the Consolidated Statement of Operations in the quarter in which such acquisition efforts are abandoned by the Company.

In May 2006, the Company entered into a termination agreement with an executive officer of the Company that provides for an aggregate payment of approximately $2.0 million, which will be charged to expense in the Consolidated Statement of Operations in the second quarter of fiscal 2006. Additionally, the Company and the executive officer entered certain other consulting and non-compete agreements. See Item 5 of Part II “Other Information” to this Quarterly Report on Form 10-Q.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In addition, it should be noted that the Company’s gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including the Company, include such costs in selling, general and administrative expenses. Similarly, some entities, including the Company, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items:

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of goods sold:
Materials	52.5	50.8
Labor	7.9	8.6
Overhead	23.0	22.6
	83.4	82.0
Gross profit	16.6	18.0
Selling, general and administrative expenses	12.5	11.3
Restructuring and plant realignment costs	0.6	—
Foreign currency loss, net	0.2	—
Operating income	3.3	6.7
Other expense (income):
Interest expense, net	2.5	3.2
Minority interests	0.3	0.4
Foreign currency and other (gain) loss, net	0.2	(0.1)
Income before income tax expense	0.3	3.2
Income tax expense	0.9	1.1
Net income (loss)	(0.6)	2.1
Accrued and paid-in-kind dividends on PIK preferred shares	—	4.4
Loss applicable to common shareholders	(0.6)%	(2.3)%

Comparison of Three Months Ended April 1, 2006 and April 2, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended April 1, 2006, the three months ended April 2, 2005 and the corresponding change (in millions):

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Change
Net sales
Nonwovens	$210.6	$194.5	$16.1
Oriented Polymers	49.8	49.9	(0.1)
Eliminations	—	—	—
	$260.4	$244.4	$16.0
Operating income
Nonwovens	$17.6	$16.7	$0.9
Oriented Polymers	3.3	5.3	(2.0)
Unallocated Corporate, net of eliminations	(10.1)	(5.6)	(4.5)
	10.8	16.4	(5.6)
Restructuring and plant realignment costs	(1.6)	—	(1.6)
Foreign currency loss, net	(0.6)	—	(0.6)
	$8.6	$16.4	$(7.8)

The amounts for restructuring and plant realignment costs and foreign currency loss, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $260.4 million in the first three months of fiscal 2006, an increase of $16.0 million or 6.5% over first quarter 2005 net sales of $244.4 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 8.3%, and net sales in 2006 in the Oriented Polymers Division approximated 2005 results. A reconciliation of the change in net sales between the three months ended April 2, 2005 and the three months ended April 1, 2006 is presented in the following table (in millions):

Net sales—three months ended April 2, 2005	$244.4
Change in sales due to:
Volume	9.9
Price/mix	8.6
Foreign currency translation	(2.5)
Net sales—three months ended April 1, 2006	$260.4

The increase in net sales during the first quarter of 2006 was due primarily to volume gains and price/mix improvements. Substantially all of the volume gains occurred in the United States and Latin American markets. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs have increased, the Company has attempted to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions.

A significant component of the $9.9 million increase in sales in the first quarter of 2006 due to volume growth was generated in the Latin American region with the addition of the newly-constructed spunmelt line at the Cali, Colombia facility. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. In the Company’s U.S. nonwovens business, the hygiene and consumer markets contributed to the increase from 2005 as new products were introduced into the markets. Nonwoven sales volumes increased slightly in Europe and Asia. Oriented Polymers’ net sales were flat during the comparable 2006 and 2005 periods as sales volume decreased by $4.6 million, which was offset by improvements in price/mix of sales of $2.6 and a favorable foreign currency translation impact.

The Euro was weaker against the U.S. dollar during the first quarter of 2006 compared to 2005, but the Canadian dollar strengthened against the U.S. dollar during the first quarter. As a result, net sales decreased $2.5 million due to the net unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the first quarter of 2006 declined to 16.6% from 18.0% in the first quarter of 2005, despite improved sales volumes and product mix, primarily due to the impact of the raw material price increases during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 50.8% in 2005 to 52.5% in 2006.

Operating Income

A reconciliation of the change in operating income between the three months ended April 2, 2005 and the three months ended April 1, 2006 is presented in the following table (in millions):

Operating income—three months ended April 2, 2005	$16.4
Change in operating income due to:
Price/mix	8.6
Higher raw material costs	(8.1)
Volume	2.4
Higher manufacturing costs	(1.6)
Foreign currency	(0.6)
Higher depreciation and amortization expense	(1.3)
Higher restructuring and plant realignment costs	(1.6)
Higher stock compensation costs	(3.4)
All other, primarily higher SG&A costs	(2.2)
Operating income—three months ended April 1, 2006	$8.6

Consolidated operating income was $8.6 million in 2006 as compared to $16.4 million in 2005. The financial effect of price/mix improvements and higher raw material costs nearly offset each other, reflecting the benefits of the Company’s new product introductions and ongoing efforts to pass through any cost increases in raw materials. Operating income was positively impacted by the volume gains noted above in the net sales discussion. The net decline in operating income was impacted by higher noncash compensation costs of $3.4 million attributable to share-based awards made under the Company’s Stock Option and Restricted Stock plans. Other items contributing to the decline in operating income were higher manufacturing costs, higher restructuring and plant realignment costs and higher depreciation and amortization charges. The 2006 restructuring and plant realignment costs are primarily associated with the costs related to the relocation of the Company’s corporate offices to Charlotte, North Carolina. The increase in depreciation and amortization charges are primarily related to the installation of the new production line in Latin America.

Selling, general and administrative expenses increased $4.9 million, from $27.5 million in 2005 to $32.4 million in 2006, primarily due to the noncash compensation costs described in the previous paragraph, as well as increased sales volumes. Effective January 1, 2006, the Company has elected the modified prospective transition method of accounting for share-based awards in accordance with the provisions of SFAS No. 123R. Adoption of SFAS No. 123R has resulted in marginally lower compensation costs, with respect to stock options, than previously recognized by the Company under the intrinsic value method as prescribed by APB No. 25.

Interest and Other Expense

Net interest expense decreased $1.4 million, from $7.9 million during the three months ended April 2, 2005 to $6.5 million during the three months ended April 1, 2006. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005. Additionally, during the first quarter of 2006, the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $1.1 million, compared to $0.5 million in the first quarter of 2005.

Foreign currency and other (gain) loss, net increased by $0.8 million, from income of $0.3 million in the first quarter of fiscal 2005 to an expense of $0.5 million in the first quarter of fiscal 2006.

Income Tax Expense

During the three months ended April 1, 2006, the Company recognized an income tax expense of $2.3 million on consolidated pre-tax income of $0.7 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $2.8 million for the three months ended April 2, 2005 on consolidated income before income taxes of $8.0 million for such period. The tax expense approximates the U.S. federal statutory tax rate. However, the net income tax is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income

As a result of the above, the Company recognized a net loss of $1.6 million during the three months ended April 1, 2006 compared to net income of $5.2 million during the three months ended April 2, 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. Additionally, on January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. Accordingly, total accrued and paid-in-kind dividends amounted to $10.9 million in the first quarter of fiscal 2005. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in the first quarter of 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $1.6 million, or $0.08 per share, for the three months ended April 1, 2006 compared to a loss applicable to common shareholders of $5.7 million, or $0.55 per share, for the three months ended April 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility with aggregate commitments of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 1, 2006, the Company was in compliance with all such covenants. As of April 1, 2006, the Company had $19.0 million of outstanding borrowings under the revolving credit facility. Additionally, as of April 1, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.8 million.

	April 1, 2006	December 31, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$23.5	$31.0
Working capital	175.8	173.4
Total assets	801.8	765.0
Total debt	433.6	415.2
Total shareholders’ equity	135.2	131.5

	Three Months Ended
	April 1, 2006	April 2, 2005
	(In Millions)
Cash flow data:
Net cash provided by (used in) operating activities	$4.5	$(8.0)
Net cash used in investing activities	(30.4)	(9.7)
Net cash provided by (used in) financing activities	18.3	(1.6)

Operating Activities

Net cash provided by operating activities was $4.5 million during 2006, a $12.5 million increase from the $8.0 million used in operating activities during 2005. The increase in cash provided by operating activities was attributable primarily to improvements in working capital changes during the first quarter of fiscal 2006 versus the comparable period of 2005.

The Company had working capital of approximately $175.8 million at April 1, 2006 compared with $173.4 million at December 31, 2005. Accounts receivable at April 1, 2006 was $135.3 million as compared to $120.7 million at December 31, 2005, an increase of $14.6 million. Accounts receivable represented approximately 47 days of sales outstanding at April 1, 2006 compared to 46 days of sales outstanding at December 31, 2005. Inventories at April 1, 2006 were $128.5 million, an increase of $8.8 million from inventories at December 31, 2005 of $119.7 million. The Company had inventory representing approximately 54 days of cost of sales on hand at both April 1, 2006 and December 31, 2005. Accounts payable at April 1, 2006 was $92.0 million as compared to $82.4 million at December 31, 2005, an increase of $9.6 million. Accounts payable represented approximately 39 days of cost of sales outstanding at April 1, 2006 compared to 37 days of cost of sales outstanding at December 31, 2005. The dollar increases in accounts receivable, inventories and accounts payable in 2006 versus 2005 were primarily related to the increases in raw material prices and higher sales volumes.

The Company’s restructuring and plant realignment activities, with respect to the relocation of the Company’s corporate headquarters, are discussed in Note 3 “Business Restructuring” to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q. Additionally, during the first fiscal quarter of 2006, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a curtailment of a defined benefit pension plan. No gain or loss is expected as a result of the curtailment. However, based on elections which will be made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur settlement losses associated with any employees who elect to exit the plan. Any loss associated with the settlement of the defined benefit pension plan will be recognized at such time as the amounts can be reasonably estimated.

Investing and Financing Activities

Cash used for investing activities amounted to $30.4 million and $9.7 million in the first three months of 2006 and 2005, respectively. Capital expenditures during 2006 totaled $30.8 million, an increase of $20.7 million from capital spending of $10.1 million in 2005. A significant portion of the capital expenditures in 2006 related to the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina. In addition, investing activities during 2006 included $0.9 million for acquisition-related activities. Also, investing activities during 2006 and 2005 included proceeds from the sale of assets of $1.4 million and $0.4 million, respectively.

Cash provided by financing activities amounted to $18.3 million in the first three months of 2006, compared to the $1.5 million used in financing activities in the first three months of 2005. In 2006, the Company borrowed, on a net basis, $18.4 million of debt whereas the Company repaid, on a net basis, $1.6 million of debt during 2005.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Company does not currently anticipate paying dividends on its common stock in future periods.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. As a result, total accrued and paid-in-kind dividends amounted to approximately $10.9 million in the first quarter of fiscal 2005. However, as all PIK Preferred Shares were redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no further dividends on the PIK Preferred Shares will be paid.

Liquidity Summary

As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q, on November 22, 2005, the Company refinanced its then existing

Bank Facility with a new Credit Facility consisting of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan maturing in 2012. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous Bank Facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 1, 2006, the Company was in compliance with all such covenants and expects to remain in compliance through fiscal 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility, and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability in the Consolidated Balance Sheet included in Item 1 to this Quarterly Report on Form 10-Q. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had $19.0 million of outstanding borrowings at April 1, 2006 under the revolving credit facility. As of April 1, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.8 million. None of these letters of credit have been drawn on at April 1, 2006. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period of January 1, 2006 to April 1, 2006 were $19.4 million at an average rate of 7.36%.

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

The Credit Facility entered into during November 2005 provided the Company the ability to increase the sale of U.S. based receivables and non-U.S. based receivables, under factoring agreements, to $20.0 million and $20.0 million, respectively. Accordingly, the Company has entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs.

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q, the Company has committed to several major projects to expand its worldwide capacity, including the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Remaining payments due related to these planned expansions as of April 1, 2006 totaled approximately $24.7 million and are expected to be expended during fiscal 2006.

The Company relies on its ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. Although the Company believes that such sources of funds are sufficient to meet its long-term needs, availability of cash under the revolving credit facility is currently limited primarily due to the required funding of the significant capital expenditure programs described in the  preceding paragraph.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first quarter of both 2006 and 2005. However, the Company continues to be impacted significantly by raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company adopted the provisions of SFAS No. 151 effective January 1, 2006 and the impact has not been significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective transition method. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has completed its evaluation of the impact that the adoption of SFAS No. 154 could have and has concluded that such impact is not expected to be significant to its financial position or results of operations.

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

Fresh-start accounting requires that the reorganization value of the Company be allocated to its assets and liabilities in conformity with SFAS No. 141, “Business Combinations”. Such allocations have been reflected in the amounts included in the Consolidated Financial Statements. Based on the consideration of many factors and various valuation methods, the Company and its financial advisors determined the reorganization value of the Company to be approximately $73.4 million, as described in the Modified Plan. The factors and valuation methodologies included the review of comparable company market valuations and the recent acquisition values of comparable company transactions as well as discounted cash flow models. The discounted cash flow models utilized projected free cash flows for four future years, with such projected free cash flows discounted at rates approximating the expected weighted average cost of capital (11.0% to 13.0%) plus the present value of the Company’s terminal value computed using comparable company exit multiples. Projected free cash flows were estimated based on projected cash flows from operations, adjusted for the effects of income taxes at an effective rate of 39.0%, estimated capital expenditures and estimated changes in working capital. The calculation of reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties. While the Company believes its judgments, estimates and valuation methodologies were reasonable, different assumptions could have materially changed the estimated reorganization value of the Company as of March 1, 2003.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company, beginning in 2004, sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At April 1, 2006, a reserve of $9.0 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of April 1, 2006, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments, including goodwill, in the foreseeable future. However, should current conditions deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks for changes in foreign currency rates and interest rates and has exposure to commodity price risks, including prices of its primary raw materials. The overall objective of the Company’s financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through operational means and by using various financial instruments. These practices may change as economic conditions change.

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 12 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on May 8, 2007. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.2 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first quarter of both 2006 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business moved against the U.S. dollar and had an unfavorable impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk. However, in most foreign operations, there is a natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. The Company, in May 2005, entered into foreign currency forward contracts to manage (effectively fixing) its U.S. dollar exposure on certain Euro-based obligations for firm commitments related to certain capital expenditure projects. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 50.8% in the first three months of 2005 to 52.5% in the first three months of 2006.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies were tight in the fourth quarter of 2005, raw materials continued to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the sharp increase in raw materials. Raw material prices decreased slightly since late December 2005 through the end of the first quarter of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. However, in April 2006, raw material price increases have been announced by various of the Company’s suppliers in response to certain global economic factors, including the escalating price of oil.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $3.0 million, on an annualized basis, in its reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

ITEM 4.                 CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of April 1, 2006.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended December 31, 2005 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report of Form 10-Q for additional details.

ITEM 1A.        RISK FACTORS

Not applicable.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2006, 5,619 shares of the Company’s Class B Common Stock and 6,812 shares of the Company’s Class C Common Stock were converted into 12,431 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on section (3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                 OTHER INFORMATION

PGI Nonwovens B.V., a Dutch subsidiary of Polymer Group, Inc. (the “Company”), and Rolf Altdorf entered into a Termination Agreement, dated May 8, 2006 (the “Termination Agreement”), pursuant to which Mr. Altdorf will resign, effective June 30, 2006, as Managing Director of PGI Nonwovens B.V. and as Vice President & Managing Director, Europe of the Company. Under the Termination Agreement, which is governed by Dutch Law, PGI Nonwovens B.V. will pay Mr. Altdorf a one-time aggregate amount equal to one million five hundred fifty-five thousand euros (EURO 1,555,000). In addition, Mr. Altdorf has agreed not to compete with PGI Nonwovens, the Company or their affiliates for a period of 29 months following June 30, 2006.

The Company and Mr. Altdorf also have entered into a Consulting Agreement, dated May 8, 2006 (the “Consulting Agreement”), pursuant to which Mr. Altdorf has agreed to provide certain consulting services to the Company for a three-year period beginning on July 1, 2006 and ending on June 30, 2009, unless earlier terminated in accordance with the terms of the Consulting Agreement. Under the Consulting Agreement, which is governed by Delaware law, the Company will pay Mr. Altdorf a fixed monthly fee of five thousand three hundred twelve and 50/100 euros (EURO 5,312.50) during the term of the Consulting Agreement, plus a fixed daily fee of one thousand two hundred seventy-five euros (EURO 1,275) for each day over an aggregate of 150 days that Mr. Altdorf provides consulting services. In addition, Mr. Altdorf has agreed not to compete with the Company or any of its affiliates during the term of the Consulting Agreement and for a one-year period after its termination.

ITEM 6.                 EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Executive Employment Agreement dated March 24, 2006 between Polymer Group, Inc. and James L. Schaeffer.
10.2	Executive Employment Agreement dated March 24, 2006 between Polymer Group, Inc. and Willis C. Moore, III.
10.3	Form of Change in Control Severance Compensation Agreements.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: May 11, 2006	By:	/s/ James L. Schaeffer
James L. Schaeffer Chief Executive Officer
Date: May 11, 2006	By:	/s/ Willis C. Moore, III
Willis C. Moore, III Chief Financial Officer