Form 10-Q
period 2006-07-01
POLYMER GROUP INC
filed 2006-08-15
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9335 Harris Corners Parkway, Suite 300
Charlotte, North Carolina	28269
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 697-5100

Former name, former address and former fiscal year, if changed from last report:

4055 Faber Place Drive, Suite 201, North Charleston, South Carolina 29405

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On August 2, 2006 there were 19,121,229 shares of Class A common stock, 139,433 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

•       Inability to achieve successful start-up on new production lines;

•       domestic and foreign competition;

•       reliance on major customers and suppliers; and

•       risks related to operations in foreign jurisdictions.

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,523	$30,963
Accounts receivable, net	126,297	120,668
Inventories	125,630	119,663
Deferred income taxes	2,921	4,364
Other current assets	27,248	23,094
Total current assets	301,619	298,752
Property, plant and equipment, net	438,198	421,997
Intangibles and loan acquisition costs, net	35,789	37,329
Deferred income taxes	348	433
Other assets	10,250	6,490
Total assets	$786,204	$765,001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,878	$5,101
Accounts payable	90,385	82,371
Accrued liabilities	36,716	32,235
Income taxes payable	1,739	1,456
Current portion of long-term debt	4,163	4,142
Total current liabilities	137,881	125,305
Long-term debt	413,536	405,955
Deferred income taxes	65,185	64,692
Other noncurrent liabilities	20,861	20,956
Total liabilities	637,463	616,908
Minority interests	16,648	16,611
16% Series A convertible pay-in-kind preferred shares—0 shares issued and outstanding	—	—
Shareholders’ equity:
Class A common stock—19,121,229 and 18,868,607 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	191	188
Class B convertible common stock—139,433 and 153,549 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	2	2
Class C convertible common stock—24,319 and 31,131 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	169,022	165,652
Retained earnings (deficit)	(68,976)	(54,820)
Accumulated other comprehensive income	31,854	20,460
Total shareholders’ equity	132,093	131,482
Total liabilities and shareholders’ equity	$786,204	$765,001

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005
Net sales	$248,706	$235,853
Cost of goods sold	212,253	193,910
Gross profit	36,453	41,943
Selling, general and administrative expenses	25,555	25,862
Asset impairment charges	7,856	—
Restructuring and plant realignment costs	2,740	5
Abandoned acquisition costs	3,670	—
Foreign currency loss, net	2,405	70
Operating income (loss)	(5,773)	16,006
Other expense (income):
Interest expense, net	7,079	8,168
Minority interests	952	1,054
Foreign currency and other (gain) loss, net	564	(426)
Income (loss) before income tax expense (benefit)	(14,368)	7,210
Income tax expense (benefit)	(1,816)	3,140
Net income (loss)	(12,552)	4,070
Accrued and paid-in-kind dividends on PIK preferred shares	—	2,357
Income (loss) applicable to common shareholders	$(12,552)	$1,713
Income (loss) per common share:
Basic	$(0.65)	$0.16
Diluted	$(0.65)	$0.16

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
Net sales	$509,147	$480,214
Cost of goods sold	429,490	394,354
Gross profit	79,657	85,860
Selling, general and administrative expenses	57,954	53,329
Asset impairment charges	7,856	—
Restructuring and plant realignment costs	4,373	9
Abandoned acquisition costs	3,670	—
Foreign currency loss, net	2,972	94
Operating income	2,832	32,428
Other expense (income):
Interest expense, net	13,596	16,034
Minority interests	1,836	1,988
Foreign currency and other (gain) loss, net	1,054	(765)
Income (loss) before income tax expense	(13,654)	15,171
Income tax expense	502	5,935
Net income (loss)	(14,156)	9,236
Accrued and paid-in-kind dividends on PIK preferred shares	—	13,208
Loss applicable to common shareholders	$(14,156)	$(3,972)
Loss per common share:
Basic	$(0.73)	$(0.38)
Diluted	$(0.73)	$(0.38)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Six Months Ended July 1, 2006
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, December 31, 2005	$190	$165,652	$(54,820)	$20,460	$131,482
Net loss	—	—	(14,156)	—	(14,156)	$(14,156)
Currency translation adjustment, net of tax	—	—	—	9,765	9,765	9,765
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	37	37	37
Minimum pension liability, net of tax	—	—	—	1,592	1,592	1,592
Compensation expense recognized on stock options and restricted stock grants	3	4,365	—	—	4,368	—
Surrender of shares to satisfy employee withholding tax obligations	—	(995)	—	—	(995)	—
Balance, July 1, 2006	$193	$169,022	$(68,976)	$31,854	$132,093	$(2,762)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
Operating activities:
Net income (loss)	$(14,156)	$9,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,677)	2,983
Net (gain) loss on sale of assets	(40)	—
Depreciation and amortization	29,661	27,837
Asset impairment charges	7,856	—
Noncash compensation	4,368	1,505
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,376)	(13,331)
Inventories	(3,204)	(11,085)
Other current assets	(2,247)	1,732
Accounts payable and accrued liabilities	10,369	7,090
Other, net	(933)	(4,259)
Net cash provided by operating activities	26,621	21,708
Investing activities:
Purchases of property, plant and equipment	(46,436)	(34,829)
Acquisition-related costs	(407)	—
Proceeds from sale of assets	1,357	354
Net cash used in investing activities	(45,486)	(34,475)
Financing activities:
Proceeds from borrowings	44,102	20,383
Repayment of borrowings	(36,722)	(22,803)
Other	(301)	(51)
Net cash provided by (used in) financing activities	7,079	(2,471)
Effect of exchange rate changes on cash	346	(836)
Net decrease in cash and cash equivalents	(11,440)	(16,074)
Cash and cash equivalents at beginning of period	30,963	41,296
Cash and cash equivalents at end of period	$19,523	$25,222

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $31.9 million at July 1, 2006 consisted of $28.0 million of currency translation gains and $3.9 million of cash flow hedge gains, all net of applicable income tax. Accumulated other comprehensive income of $20.5 million at December 31, 2005 consisted of $18.2 million of currency translation gains, $1.6 million of minimum pension liability and $3.9 million of cash flow hedge gains, all net of applicable income tax.

Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS No. 151”). This

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006 and the impact has not been significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective transition method. The grant date fair value was estimated using the Black-Scholes model. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles. The proforma effect of utilizing SFAS No. 123R on the financial results for the three and six months ended July 2, 2005 was as follows (in thousands, except per share data):

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income (loss):
As reported	$4,070	$9,236
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	1,094	1,505
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123R	(254)	(312)
Pro forma	$4,910	$10,429
Income (loss) applicable to common shareholders:
As reported	$1,713	$(3,972)
Add: stock-based employee compensation expense, net of tax, included in reported income (loss) applicable to common shareholders	1,094	1,505
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123R	(254)	(312)
Pro forma	$2,553	$(2,779)
Income (loss) per share applicable to common shareholders—basic:
As reported	$0.16	$(0.38)
Pro forma	0.25	(0.27)
Income (loss) per share applicable to common shareholders—diluted:
As reported	$0.16	$(0.38)
Pro forma	0.25	(0.27)
Weighted average exercise price per option granted	$6.00	$6.00
Weighted average fair value per option granted	$9.76	$7.48

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on other tax-related issues and is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the new guidance.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 2.   Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $8.7 million and $9.6 million at July 1, 2006 and December 31, 2005, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Of the approximate $0.9 million decrease in the allowance for doubtful accounts, approximately $0.6 million related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 12% and 14% of the Company’s sales in the first six months of 2006 and 2005, respectively.

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time was $15.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In March 2006, the maximum amount of outstanding advances at one time was increased to $20.0 million. Additionally, on November 7, 2005, the Company’s Latin American operations entered into a factoring agreement to sell without recourse, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

During the first six months of 2006, approximately $91.3 million of receivables had been sold under the terms of the factoring agreements, compared to approximately $61.5 million during the first six months of fiscal 2005. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and a gain or loss is reflected in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations on such sales, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was $5.9 million and $6.1 million at July 1, 2006 and December 31, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statement of Operations.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 3.   Business Restructuring, Asset Impairment and Abandoned Acquisition Costs

The Company’s operating income (loss) includes various charges resulting from corporate-level decisions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges is presented in the following table (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Asset impairment charges	$7,856	$—	$7,856	$—
Restructuring and plant realignment costs	2,740	5	4,373	9
Abandoned acquisition costs	3,670	—	3,670	—

Asset impairment charges

During the second quarter of fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company has evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and has recorded a non-cash charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.6 million in the second quarter of 2006.

Additionally, during the second quarter of 2006, the Company has recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of assets located in Sweden to estimated fair value less costs to sell, as such assets will be removed from service in 2006 as a result of initiating the Company’s European restructuring and consolidation strategies, as further described below.

Restructuring and plant realignment costs

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. A summary of the business restructuring activity during the first six months of fiscal 2006 is presented in the following table (in thousands):

Balance accrued at beginning of year	$163
2006 restructuring and plant realignment costs	4,373
Cash payments	(563)
Adjustments	—
Balance accrued at end of period	$3,973

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As further described below, the 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.3 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $1.8 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.2 million.

Corporate headquarters relocation

The Company is accounting for the Corporate relocation costs in accordance with FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

As of July 1, 2006, the Company has entered into written relocation agreements with 22 employees who have agreed to the relocation and to acceptance of benefits offered by the Company. Such relocation benefits charged to operations of $1.2 million through the first six months of 2006 relate primarily to Company obligations for costs associated with the employee’s real estate sales process, which process had been substantially completed by the electing employees prior to July 1, 2006. Additionally, the Company has incurred approximately $0.2 million associated with other exit costs.

The Company expects to incur approximately $0.6 million in severance costs relating to 21 employees who have not been offered or who have declined the opportunity to relocate. Such costs will be incurred provided that the employee remains in the employ of the Company through the date of their designated date for corporate relocation. Accordingly, consistent with the provisions of SFAS No. 146, the Company is accruing the severance cost ratably over the expected future service period.

During the first six months of fiscal 2006, the Company has included such restructuring costs in Restructuring and plant realignment costs in the Consolidated Statement of Operations. Additional relocation costs are expected to be recognized pursuant to SFAS No. 146 subsequent to July 1, 2006 relating to hiring costs and other employee relocation expenses as such obligations are incurred.

European restructuring

In May 2006, the Company entered into a termination agreement with an executive officer of the Company that provided for an aggregate payment of approximately $2.1 million, which was charged to Restructuring and plant realignment costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006. Additionally, the Company and the executive officer entered certain other consulting and non-compete agreements, which costs will be charged to operations over future periods.

During the second quarter of fiscal 2006, based on the Company’s restructuring and consolidation strategies noted above, the Company communicated a plan to affected employees that it was shutting down its operation located in Sweden. The Company expects to cease operations during the third quarter of 2006. As a result of this decision, the Company recorded a $0.3 million charge to Restructuring and plant realignment costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006 to cover the costs of exiting the facility and severance expected to be paid to terminated employees.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Canadian restructuring

During the second quarter of fiscal 2006, the Company communicated a plan to affected employees that it planned to downsize one of its facilities located in Canada. The restructuring plan included the reduction of 19 production and administrative staff positions. As a result of this decision, the Company recorded a $0.2 million charge to Restructuring and plant realignment costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006 to cover the costs of severance pay due to these employees.

Additionally, during the first fiscal quarter of 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that it will be required to provide additional funding in connection with the partial settlement in the amount of approximately $2.5 million.

Abandoned acquisition costs

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $3.7 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition. Accordingly, all costs with respect to the acquisition were charged to Abandoned acquisition costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006.

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Finished goods	$61,850	$60,545
Work in process	18,746	17,724
Raw materials	45,034	41,394
	$125,630	$119,663

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.1 million and $9.7 million at July 1, 2006 and December 31, 2005, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	July 1,	December 31,
	2006	2005
Cost:
Proprietary technology	$30,489	$30,251
Goodwill (primarily attributable to Nonwovens segment)	10,243	10,243
Loan acquisition costs and other	13,138	12,045
	53,870	52,539
Less accumulated amortization	(18,081)	(15,210)
	$35,789	$37,329

In January 2006, the Company acquired the business of Advanced Fiber Solutions, Inc (“AFS”). AFS is a regional distribution company located in Alabama that markets and sells synthetic concrete fibers to the ready mix, stucco and precast segments of the construction business, primarily in the southern United States. The aggregate purchase price of $0.8 million consisted of $0.4 million paid to the seller at closing and $0.4 million to be paid on the first anniversary of the transaction, contingent upon the successful transfer of the business to the Company and other factors. The purchase consisted primarily of customer lists and a covenant not to compete agreement from the seller, and the Company included the aggregate purchase price in Intangibles and loan acquisition costs. Such costs will be amortized over the term of the covenant not to compete agreement. In addition, the contingent portion of the purchase price is included in Accrued liabilities as of July 1, 2006. Net sales and net income of AFS have been included in the the Company’s Consolidated Financial Statements from the acquisition date of January 9, 2006, and do not have a material impact on the Company’s Consolidated Financial Statements. Therefore, unaudited pro forma data has not been presented in conjunction with this acquisition.

Components of amortization expense are shown in the table below (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,110	$1,061	$2,202	$2,118
Loan acquisition costs included in interest expense, net	345	503	669	1,007
Total amortization expense	$1,455	$1,564	$2,871	$3,125

Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $14.8 million and $17.0 million as of July 1, 2006 and December 31, 2005, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	July 1,	December 31,
	2006	2005
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.74% and 6.77% as of July 1, 2006 and December 31, 2005, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$407,950	$410,000
Revolving Credit Facility—interest at 8.25% as of July 1, 2006; due November 22, 2010	9,000	—
Other	749	97
	417,699	410,097
Less: Current maturities	(4,163)	(4,142)
	$413,536	$405,955

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous bank facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with all such covenants at July 1, 2006. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. As of July 1, 2006, the Company had $9.0 million of outstanding borrowings under the revolving credit facility, and there were no such borrowings as of December 31, 2005. As of July 1, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $9.4 million, as described below. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to July 1, 2006 were $22.6 million at an average rate of 7.79%.

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

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of July 1, 2006, the Company had $9.4 million of standby and documentary letters of credit outstanding under the Credit Facility. Approximately $2.0 million was related to the requirements of the short-term borrowing arrangements of the Company’s China-based majority owned subsidiary (“Nanhai”). Other letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at July 1, 2006.

Subsidiary Indebtedness

Nanhai Nanxin Non-woven Co., Ltd (“Nanhai”) has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China which matured in June 2006 and was renegotiated, with similar terms and conditions, for an additional twelve-month period expiring in June 2007. The amount of outstanding indebtedness under the facility was $3.0 million at July 1, 2006 (at an average annual rate of approximately 5.58%) and $5.0 million at December 31, 2005 (at an annual average rate of approximately 4.44%). The Nanhai indebtedness is supported by a letter of credit issued by the Company’s agent bank and additional collateral was granted through the pledge of the Nanhai assets. Additionally, in June 2006, PGI Nonwovens Co., Ltd (“Suzhou”) entered a short-term credit facility denominated in Chinese renminbi with a financial institution in China. The Suzhou indebtedness matures in June 2007 and is intended to finance the operation’s initial working capital requirements. The amount of outstanding indebtedness under the credit facility was $1.9

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

million at July 1, 2006 (at an annual rate of approximately 5.27%). The Nanhai and Suzhou borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.

In March 2006, one of the Company’s wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focused on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to pay the loan on September 1, 2008, the Company, subsequent to that date, will begin making monthly payments of principal and interest at 6.25% per year.

Note 8.   Income Taxes

During the three and six months ended July 1, 2006, the Company recognized an income tax benefit of $1.8 million and an income tax expense of $0.5 million respectively, on consolidated pre-tax losses of $14.4 million and $13.7 million, respectively. This income tax benefit and expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

The Company recognized income tax expense of $3.1 million and $5.9 million for the three and six months ended July 2, 2005, respectively, on consolidated income before income taxes of $7.2 million and $15.2 million, respectively. This income tax expense is marginally higher than the U.S. federal statutory rate partially due to losses in certain jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of July 1, 2006, the Company has a number of tax audits in process and has open tax years with various taxing jurisdictions that range from 2001 to 2005. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income tax refunds receivable were $0.1 million and $1.6 million at July 1, 2006 and December 31, 2005, respectively, and are largely comprised of amounts due from Latin American tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 9.   Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three and six months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

	Pension Benefit Plans
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Current service costs	$929	$635	$1,842	$1,291
Interest costs on projected benefit obligation and other	1,552	1,371	3,081	2,779
Return on plan assets	(1,781)	(1,501)	(3,530)	(3,043)
Amortization of transition obligation and other	111	7	221	13
Periodic benefit cost, net	$811	$512	$1,614	$1,040

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Current service costs	$59	$45	$117	$90
Interest costs on projected benefit obligation and other	133	121	265	243
Amortization of transition obligation and other	(31)	(28)	(62)	(56)
Periodic benefit cost, net	$161	$138	$320	$277

As of July 1, 2006, the Company had contributed $4.6 million to its pension and postretirement benefit plans for the 2006 benefit year. The Company presently anticipates contributing an additional $3.6 million to fund its plans in 2006, for a total of $8.2 million.

Additionally, during the first fiscal quarter of 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that it will be required to provide additional funding in connection with the partial settlement in the amount of approximately $2.5 million.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options, representing 400,000 shares, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. During the second quarter of 2006, 11,250 options were forfeited. As of July 1, 2006 and December 31, 2005, the Company had awarded grants of non-qualified stock options to purchase 388,750 and 400,000 shares of the Company’s Class A Common Stock, respectively. The awards represent substantially all of the amount reserved for issuance under the 2003 Plan.

Effective January 1, 2006, the Company accounts for the 2003 Plan in accordance with the methodology defined in SFAS No. 123R, using the modified prospective transition method. Under the modified prospective transition method, the compensation costs related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Prior to fiscal 2006, the Company elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which generally measures compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs were recognized over the performance period when it became probable that such performance criteria will be achieved. The compensation costs related to the 2003 Plan were $0.2 million and $0.5 million for the three and six months ended July 1, 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 2, 2005, such costs were $1.1 million and $1.5 million, respectively.

The 2005 Stock Option Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and shareholders and was administered by the Compensation Committee of the Board of Directors. No awards were granted under the 2005 Plan. On May 23, 2006, the Board of Directors of the Company formally approved the elimination of the 2005 Plan.

Restricted Stock Plans

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first six months of fiscal years 2006 and 2005, the Company awarded 5,660 and 3,240 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging from six to eighteen months, totaled approximately $45.0 thousand and $90.0 thousand for the three and six months ended July 1, 2006, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six months

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

ended July 2, 2005, these costs were $10.0 thousand and $20.0 thousand, respectively. As of July 1, 2006, 148,460 shares of the Company’s Class A Common Stock are available for future grant under the Restricted Plan.

In December 2005, the Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan was formally approved by the shareholders of the Company on May 23, 2006 at the Annual Shareholders’ Meeting. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, grant shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Vesting of the restricted shares is accelerated on the occurrence of a change in control. During the first six months of fiscal 2006, 278,000 restricted shares were awarded to certain employees of the Company. Approximately 100,000 of these shares vested immediately with the balance vesting 25% on each of the grant’s anniversary dates, beginning with January 20, 2006. In addition, 36,996 shares have been surrendered by employees to satisfy withholding requirements and 750 shares have been forfeited. The compensation cost of $0.3 million and $3.8 million related to these restricted stock grants for the three and six months ended July 1, 2006, respectively, was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of July 1, 2006, 241,746 shares of the Company’s Class A Common Stock are available for future grant under the 2005 Stock Plan.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at the stated rate of 16.0% on the PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. As a result, total accrued and paid-in-kind dividends amounted to approximately $13.2 million in the first six months of fiscal 2005.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million at both July 1, 2006 and December 31, 2005. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the variability of the interest component associated with $212.5 million of first-lien term loan debt. As such, there is no ineffectiveness and changes in the fair value of the swap are recorded to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The fair value of the interest rate swap, based on current settlement values, was $3.9 million as of July 1, 2006 and December 31, 2005. Those amounts are included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of this swap on Interest expense, net in the Consolidated Statements of Operations was a decrease of $0.9 million and $1.5 million for the three and six months ended July 1, 2006, respectively. For the three and six months ended July 2, 2005, the impact was an increase of $0.2 million and $0.6 million, respectively.

In May 2005, the Company entered into a series of foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments related to certain capital expenditure projects. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge. In addition, the forward contracts, which mature through September 15, 2006, are highly effective in hedging the Company’s specifically-covered firm commitments, meaning that any change in the foreign currency is offset by a similar change in the firm commitment. At July 1, 2006, the Company had approximately $7.5 million of notional amount in outstanding contracts with a third-party financial institution.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 13.   Earnings Per Share and Shareholders’ Equity

Calculations have not been presented to reconcile basic income per common share to diluted income per common share for the three and six months ended July 1, 2006 or July 2, 2005 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three and six months ended July 1, 2006 were 19,288,746 and 19,280,829, respectively. Average shares outstanding for the three and six months ended July 2, 2005 were 10,424,627 and 10,421,542, respectively.

As of July 1, 2006, the Company’s authorized capital stock consisted of the following classes of stock:

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

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and six months ended July 1, 2006 and the three and six months ended July 2, 2005 relating to asset impairment charges, restructuring and plant realignment costs, abandoned acquisition costs and foreign currency losses, net which have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales
Nonwovens	$203,619	$192,170	$414,271	$386,706
Oriented Polymers	45,087	43,683	94,876	93,508
	$248,706	$235,853	$509,147	$480,214
Operating income (loss)
Nonwovens	$14,312	$17,938	$31,948	$34,661
Oriented Polymers	52	3,582	3,317	8,846
Unallocated Corporate	(3,466)	(5,439)	(13,562)	(10,976)
	10,898	16,081	21,703	32,531
Asset impairment charges	(7,856)	—	(7,856)	—
Restructuring and plant realignment costs	(2,740)	(5)	(4,373)	(9)
Abandoned acquisition costs	(3,670)	—	(3,670)	—
Foreign currency loss, net	(2,405)	(70)	(2,972)	(94)
	$(5,773)	$16,006	$2,832	$32,428
Depreciation and amortization expense
Nonwovens	$11,759	$11,353	$23,461	$22,451
Oriented Polymers	2,860	2,355	5,605	4,457
Unallocated Corporate	(56)	(37)	(74)	(78)
Depreciation and amortization expense included in operating income	14,563	13,671	28,992	26,830
Amortization of loan acquisition costs	345	503	669	1,007
	$14,908	$14,174	$29,661	$27,837
Capital spending
Nonwovens	$14,345	$24,618	$44,640	$34,614
Oriented Polymers	979	117	1,499	215
Corporate	267	—	297	—
	$15,591	$24,735	$46,436	$34,829

	July 1, 2006	December 31, 2005
Division assets
Nonwovens	$748,759	$715,977
Oriented Polymers	138,738	144,477
Corporate	(335)	2,096
Eliminations	(100,958)	(97,549)
	$786,204	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales
United States	$113,681	$107,598	$235,269	$221,020
Canada	28,132	27,467	59,611	58,435
Europe	46,803	48,623	93,832	99,307
Asia	11,528	11,031	23,083	22,041
Latin America	48,562	41,134	97,352	79,411
	$248,706	$235,853	$509,147	$480,214
Operating income (loss)
United States	$(71)	$1,150	$(3,237)	$1,849
Canada	(1,536)	1,617	(598)	4,748
Europe	3,701	4,535	7,669	8,804
Asia	1,317	1,344	2,702	2,209
Latin America	7,487	7,435	15,167	14,921
	10,898	16,081	21,703	32,531
Asset impairment charges	(7,856)	—	(7,856)	—
Restructuring and plant realignment costs	(2,740)	(5)	(4,373)	(9)
Abandoned acquisition costs	(3,670)	—	(3,670)	—
Foreign currency loss, net	(2,405)	(70)	(2,972)	(94)
	$(5,773)	$16,006	$2,832	$32,428
Depreciation and amortization expense
United States	$5,941	$6,398	$11,963	$12,461
Canada	2,246	1,799	4,439	3,357
Europe	2,494	2,385	4,866	4,885
Asia	1,036	986	2,092	1,983
Latin America	2,846	2,103	5,632	4,144
Depreciation and amortization expense included in operating income	14,563	13,671	28,992	26,830
Amortization of loan acquisition costs	345	503	669	1,007
	$14,908	$14,174	$29,661	$27,837

	July 1, 2006	December 31, 2005
Identifiable assets (including intangible assets)
United States	$332,413	$323,596
Canada	88,844	94,531
Europe	205,771	202,324
Asia	79,196	60,267
Latin America	180,942	181,834
Eliminations	(100,962)	(97,551)
	$786,204	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 15.   Foreign Currency (Gain) Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Included in operating income (loss)	$2,405	$70	$2,972	$94
Included in other, net	407	(306)	783	(752)
	$2,812	$(236)	$3,755	$(658)

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

Note 16.   Legal Proceedings and Commitments

The Company is not currently a defendant in any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served with a lawsuit by a former customer alleging breach of contract and other charges. The discovery phase has recently begun and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Accordingly, management is not able to estimate the amount of the loss, if any, at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

As part of its efforts to enhance its business, the Company has made commitments to expand its worldwide capacity. Currently, the Company has several major committed capital projects, including the construction of a new spunmelt manufacturing plant in Suzhou, China and the installation of additional capacity in Mooresville, North Carolina and Nanhai, China. Remaining payments due related to these planned expansions as of July 1, 2006 totaled approximately $11.0 million and are expected to be expended over the remainder of fiscal 2006 and fiscal 2007. Additionally, the Company has announced plans to install a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. However, necessary financing and equipment contracts have not yet been executed with respect to the planned expansion.

In June 2006, one of the Company’s subsidiaries, Fabpro Oriented Polymers, Inc. (“Fabpro”) entered into an asset purchase agreement resulting from the sale of certain assets for $2.3 million and a supply and marketing rights agreement (“supply agreement”) with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

purchase a minimum level of Product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

Note 17.   Supplemental Cash Flow Information

During the first six months of 2006, noncash investing or financing activities included the surrender of 36,996 shares of the Company’s Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $1.0 million to satisfy employee withholding tax obligations. Also, the Company recorded $1.9 million of fixed assets, for which payment had not been made as of July 1, 2006, and $2.3 million for proceeds not yet received from the sale of fixed assets.

Noncash investing or financing activities in the first six months of 2005 included: (i) the conversion of 5 shares of the Company’s PIK Preferred Shares into approximately 686 shares of the Company’s Class A Common Stock; (ii) the issuance of 5,540 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $5.6 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional noncash dividend charge of approximately $8.5 million in excess of the amounts accrued at the stated dividend rate on PIK Preferred Shares; and (iii) the accrual of $4.7 million of dividends on the PIK Preferred Shares.

Note 18.   Settlement Agreements

During June 2006, the Company and an equipment supplier negotiated the resolution of an ongoing dispute and entered into two settlement agreements, which documented the terms of the resolution. The settlement agreements consist of (i) an agreement providing that the Company be reimbursed by the equipment supplier, in the amount of 2.5 million Euros, for excess operating costs and expenses and lost profits, which the Company has experienced during the past nine months; and (ii) an agreement which provides that the equipment supplier compensate the Company, in the amount of 1.5 million Euros, for technical support and services provided by the Company to the equipment supplier during the aforementioned time frame. Under the settlement agreements, the Company agreed to accept the equipment received from the supplier and to release a final payment due to the equipment supplier under the original terms of a pre-existing contract.

In late July and August 2006, the Company reviewed the settlement agreements and the relationship of these agreements with other services agreed to be purchased by the Company from this equipment supplier and drafts of other contracts currently being negotiated with this equipment supplier. As a result of these reviews, uncertainties have arisen regarding the economic substance of the cash proceeds expected to be received under the terms of the settlement agreements. Accordingly, the Company has concluded, based on these uncertainties and currently available information, that the appropriate accounting treatment under generally accepted accounting principles is to defer recognition of any and all income associated with the settlement agreements until such uncertainties are resolved. Therefore, no financial statement recognition has been attributed to the settlement agreements by the Company as of and for the three and six month periods ended July 1, 2006.

On August 7, 2006, the Audit Committee of the Board of Directors of the Company became aware of issues relating to the foregoing transactions. As a result, the Audit Committee began an internal investigation and has engaged special counsel to assist with the investigation of the transactions and related matters. The Company cannot predict with certainty when the investigation will be completed. See “Controls and Procedures” included in Item 4 of Part I to this Quarterly Report on Form 10-Q.

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

During June 2006, the Company and an equipment supplier negotiated the resolution of an ongoing dispute and entered into two settlement agreements, which documented the terms of the resolution. The settlement agreements consist of (i) an agreement providing that the Company be reimbursed by the equipment supplier, in the amount of 2.5 million Euros, for excess operating costs and expenses and lost profits, which the Company has experienced during the past nine months; and (ii) an agreement which provides that the equipment supplier compensate the Company, in the amount of 1.5 million Euros, for technical support and services provided by the Company to the equipment supplier during the aforementioned time frame.  Under the settlement agreements, the Company agreed to accept the equipment received from the supplier and to release a final payment due to the equipment supplier under the original terms of a pre-existing contract.

In late July and August 2006, the Company reviewed the settlement agreements and the relationship of these agreements with other services agreed to be purchased by the Company from this equipment supplier and drafts of other contracts currently being negotiated with this equipment supplier.  As a result of these reviews, uncertainties have arisen regarding the economic substance of the cash proceeds expected to be received under the terms of the settlement agreements.  Accordingly, the Company has concluded, based on these uncertainties and currently available information, that the appropriate accounting treatment under generally accepted accounting principles is to defer recognition of any and all income associated with the settlement agreements until such uncertainties are resolved.  Therefore, no financial statement recognition has been attributed to the settlement agreements by the Company as of and for the three and six month periods ended July 1, 2006.

On August 7, 2006, the Audit Committee of the Board of Directors of the Company became aware of issues relating to the foregoing transactions.  As a result, the Audit Committee began an internal investigation and has engaged special counsel to assist with the investigation of the transactions and related matters.  The Company cannot predict with certainty when the investigation will be completed.  See “Controls and Procedures” included in Item 4 of Part I to this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	53.5	50.6	53.0	50.8
Labor	8.6	8.3	8.2	8.4
Overhead	23.2	23.3	23.1	22.9
	85.3	82.2	84.3	82.1
Gross profit	14.7	17.8	15.7	17.9
Selling, general and administrative expenses	10.3	11.0	11.4	11.1
Asset impairment charges	3.1	—	1.5	—
Restructuring and plant realignment costs	1.1	—	0.9	—
Abandoned acquisition costs	1.5	—	0.7	—
Foreign currency loss, net	1.0	—	0.6	—
Operating income (loss)	(2.3)	6.8	0.6	6.8
Other expense (income):
Interest expense, net	2.8	3.5	2.7	3.3
Minority interests	0.4	0.4	0.4	0.4
Foreign currency and other (gain) loss, net	0.2	(0.1)	0.2	(0.1)
Income (loss) before income tax expense (benefit)	(5.7)	3.0	(2.7)	3.2
Income tax expense (benefit)	(0.7)	1.3	0.1	1.2
Net income (loss)	(5.0)	1.7	(2.8)	2.0
Accrued and paid-in-kind dividends on PIK preferred shares	—	1.0	—	2.8
Income (loss) applicable to common shareholders	(5.0)%	0.7%	(2.8)%	(0.8)%

Comparison of Three Months Ended July 1, 2006 and July 2, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended July 1, 2006, the three months ended July 2, 2005 and the corresponding change (in millions):

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Change
Net sales
Nonwovens	$203.6	$192.2	$11.4
Oriented Polymers	45.1	43.7	1.4
Eliminations	—	—	—
	$248.7	$235.9	$12.8
Operating income (loss)
Nonwovens	$14.3	$17.9	$(3.6)
Oriented Polymers	—	3.6	(3.6)
Unallocated Corporate, net of eliminations	(3.4)	(5.4)	2.0
	10.9	16.1	(5.2)
Asset impairment charges	(7.9)	—	(7.9)
Restructuring and plant realignment costs	(2.7)	—	(2.7)
Abandoned acquisition costs	(3.7)	—	(3.7)
Foreign currency loss, net	(2.4)	(0.1)	(2.3)
	$(5.8)	$16.0	$(21.8)

The amounts for asset impairment charges, restructuring and plant realignment costs, abandoned acquisition costs and foreign currency loss, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $248.7 million for the three months ended July 1, 2006, an increase of $12.8 million, or 5.4%, over the comparable period of 2005 net sales of $235.9 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 5.9%, and net sales in 2006 in the Oriented Polymers Division improved over comparable 2005 results by 3.2%. A reconciliation of the change in net sales between the three months ended July 2, 2005 and the three months ended July 1, 2006 is presented in the following table (in millions):

Net sales—three months ended July 2, 2005	$235.9
Change in sales due to:
Volume	5.7
Price/mix	5.5
Foreign currency translation	1.6
Net sales—three months ended July 1, 2006	$248.7

The increase in net sales during the second quarter of 2006 was due primarily to volume gains and price/mix improvements. Substantially all of the volume gains occurred in the United States and Latin American nonwoven markets. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs have increased, the Company has attempted to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

A significant component of the $5.7 million increase in sales in the second quarter of 2006 due to volume growth was generated in the Latin American region with the addition of the newly-constructed spunmelt line at the Cali, Colombia facility. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. In the Company’s U.S. nonwovens business, the industrial and consumer markets contributed to the increase from 2005 as new products were introduced into the markets. The Company believes that the volume growth achieved was mitigated by reduced purchases by certain customers in response to inventory reduction programs at certain retail establishments. Nonwoven sales volumes were essentially flat in Asia and decreased 2.7% in Europe. Oriented Polymers’ net sales increased 3.2% in 2006 from the comparable 2005 periods as improvements in price/mix of sales of $1.6 million and a favorable foreign currency translation impact offset the $1.9 million decrease in sales volume.

The Euro was stable against the U.S. dollar during the second quarter of 2006 compared to 2005, and the Canadian dollar strengthened against the U.S. dollar during the second quarter. As a result, net sales increased $1.6 million due to the net favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the quarter ended July 1, 2006 declined to 14.7% from 17.8% in the second quarter of 2005, despite improved sales volumes and product mix, primarily due to the impact of higher raw material and other manufacturing costs, including depreciation during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 50.6% in 2005 to 53.5% in 2006.

Operating Income

A reconciliation of the change in operating income between the three months ended July 2, 2005 and the three months ended July 1, 2006 is presented in the following table (in millions):

Operating income—three months ended July 2, 2005	$16.0
Change in operating income due to:
Price/mix	5.5
Higher raw material costs	(7.1)
Volume	2.0
Higher manufacturing costs	(5.1)
Foreign currency	(2.3)
Higher depreciation and amortization expense	(0.9)
Asset impairment charges	(7.9)
Higher restructuring and plant realignment costs	(2.7)
Abandoned acquisition costs	(3.7)
All other	0.4
Operating loss—three months ended July 1, 2006	$(5.8)

The consolidated operating loss was $5.8 million in 2006 as compared to operating income of $16.0 million in 2005. The Company experienced sales volume gains, which contributed to improved operating income. However, the Company experienced higher raw material costs,  which were only partially offset by price/mix improvements as the Company attempted to pass along raw material price increases that occurred during the quarter. Operating income was also negatively impacted by higher manufacturing costs, primarily in the Company’s Oriented Polymers Division and increased depreciation and amortization charges which higher non-cash charges were primarily associated with the installation of the new production line in Latin America. The net decline in operating income was significantly impacted by asset impairment charges, higher restructuring and plant realignment costs, abandoned acquisition costs and foreign currency losses, which currency losses primarily related to the devaluation of the Colombian and Mexican pesos during the quarter. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

During the second quarter of fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company has evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) and has recorded a non-cash charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.6 million in the second quarter of 2006.

Additionally, during the second quarter of 2006, the Company has recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of assets located in Sweden to estimated fair value less costs to sell, as such assets will be removed from service in 2006 as a result of initiating the Company’s European restructuring and consolidation strategies.

The 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.3 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $0.2 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.2 million. These plans are expected to result in reduced operating costs in the latter half of fiscal 2006.

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $3.7 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition. Accordingly, all costs with respect to the acquisition were charged to Abandoned acquisition costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006.

Selling, general and administrative expenses decreased $0.3 million, from $25.9 million in 2005 to $25.6 million in 2006.

Interest and Other Expense

Net interest expense decreased $1.1 million, from $8.2 million during the three months ended July 2, 2005 to $7.1 million during the three months ended July 1, 2006. The decrease in net interest expense was partially due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005. Additionally, during the second quarter of 2006, the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $1.1 million, compared to $0.5 million in the second quarter of 2005.

Foreign currency and other (gain) loss, net changed by $1.0 million, from income of $0.4 million in the second quarter of fiscal 2005 to expense of $0.6 in the second quarter of fiscal 2006.

Income Tax Expense

During the three months ended July 1, 2006, the Company recognized an income tax benefit of $1.8 million on a consolidated pre-tax loss of $14.4 million. This income tax benefit is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax benefit was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $3.1 million for the three months ended July 2, 2005 on consolidated income before income taxes of $7.2 million for such period. The income tax expense  is higher than the U.S. federal statutory tax rate partially due to losses in certain jurisdictions for which no income tax benefits were recognized. Additionally, the income tax is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income

As a result of the above, the Company recognized a net loss of $12.6 million during the three months ended July 1, 2006 compared to net income of $4.1 million during the three months ended July 2, 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in the second quarter of 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $12.6 million, or $0.65 per share, for the three months ended July 1, 2006 compared to income applicable to common shareholders of $1.7 million, or $0.16 per share, for the three months ended July 2, 2005.

Comparison of Six Months Ended July 1, 2006 and July 2, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the six months ended July 1, 2006, the six months ended July 2, 2005 and the corresponding change (in millions):

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Change
Net sales
Nonwovens	$414.2	$386.7	$27.5
Oriented Polymers	94.9	93.5	1.4
Eliminations	—	—	—
	$509.1	$480.2	$28.9
Operating income
Nonwovens	$31.9	$34.7	$(2.8)
Oriented Polymers	3.3	8.8	(5.5)
Unallocated Corporate, net of eliminations	(13.5)	(11.0)	(2.5)
	21.7	32.5	(10.8)
Asset impairment charges	(7.9)	—	(7.9)
Restructuring and plant realignment costs	(4.3)	—	(4.3)
Abandoned acquisition costs	(3.7)	—	(3.7)
Foreign currency loss, net	(3.0)	(0.1)	(2.9)
	$2.8	$32.4	$(29.6)

The amounts for asset impairment charges, restructuring and plant realignment costs, abandoned acquisition costs and foreign currency loss, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $509.1 million in the first six months of fiscal 2006, an increase of $28.9 million, or 6.0%, over net sales for the comparable period of 2005 of $480.2 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 7.1%, and net sales in 2006 in the Oriented Polymers Division increased 1.5% over 2005 results. A reconciliation of the change in net sales between the six months ended July 2, 2005 and the six months ended July 1, 2006 is presented in the following table (in millions):

Net sales—six months ended July 2, 2005	$480.2
Change in sales due to:
Volume	15.6
Price/mix	14.2
Foreign currency translation	(0.9)
Net sales—six months ended July 1, 2006	$509.1

The increase in net sales during the first six months of 2006 was due primarily to volume gains and price/mix improvements. Substantially all of the volume gains occurred in the United States and

Latin American nonwoven markets. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs have increased, the Company has attempted to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions.

A significant component of the $15.6 million increase in sales in the first six months of 2006 due to volume growth was generated in the Latin American region with the addition of the newly-constructed spunmelt line at the Cali, Colombia facility. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. In the Company’s U.S. nonwovens business, the hygiene and consumer markets contributed to the increase from 2005 as new products were introduced into the markets. The Company believes that the volume growth achieved was mitigated by reduced purchases by certain customers in response to inventory reduction programs at certain retail establishments. Nonwoven sales volumes were stable in Europe and Asia. Oriented Polymers’ net sales for 2006 approximated the 2005 amount, as improvements in price/mix of sales of $4.3 million and a favorable foreign currency translation impact were offset by sales volume declines affecting net sales by $6.5 million.

The Euro was weaker against the U.S. dollar during the first six months of 2006 compared to 2005, but the Canadian dollar strengthened against the U.S. dollar during the period. As a result, net sales decreased $0.9 million due to the net unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the first six months of 2006 declined to 15.7% from 17.9% in the first six months of 2005, despite improved sales volumes and product mix, primarily due to the impact of the raw material price increases during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 50.8% in 2005 to 53.0% in 2006.

Operating Income

A reconciliation of the change in operating income between the six months ended July 2, 2005 and the six months ended July 1, 2006 is presented in the following table (in millions):

Operating income—six months ended July 2, 2005	$32.4
Change in operating income due to:
Price/mix	14.2
Higher raw material costs	(15.2)
Volume	4.4
Higher manufacturing costs	(6.7)
Foreign currency	(3.4)
Higher depreciation and amortization expense	(2.2)
Asset impairment charges	(7.9)
Higher restructuring and plant realignment costs	(4.3)
Abandoned acquisition costs	(3.7)
Higher share-based compensation costs	(2.9)
All other, primarily higher SG&A costs	(1.9)
Operating income—six months ended July 1, 2006	$2.8

Consolidated operating income was $2.8 million in 2006 as compared to $32.4 million in 2005. The Company experienced higher raw material costs that were partially offset by price/mix improvements. Operating income was positively impacted by the volume gains noted above in the net sales discussion. The net decline in operating income was impacted by higher non-cash compensation costs of $2.9 million attributable to share-based awards made under the Company’s Stock Option and Restricted Stock plans. Other items contributing to the decline in operating income were higher manufacturing costs, primarily in the Company’s Oriented Polymers Division, and higher depreciation and amortization charges. The increase in depreciation and amortization charges is primarily related to the installation of the new production line in Latin America. The net decline in operating income was significantly impacted by asset impairment charges, higher restructuring and plant realignment costs, abandoned acquisition costs and foreign currency losses, which currency losses primarily related to the devaluation of the Colombian and Mexican pesos in the second quarter of 2006. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

During the second quarter of fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company has evaluated such assets for impairment, consistent with the provisions of SFAS No. 144 and has recorded a non-cash charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.6 million in the second quarter of 2006.

Additionally, during the second quarter of 2006, the Company has recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of assets located in Sweden to estimated fair value less costs to sell, as such assets will be removed from service in 2006 as a result of initiating the Company’s European restructuring and consolidation strategies.

The 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.3 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $1.8 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.2 million. The plans are expected to result in reduced operating costs in the latter half of fiscal 2006.

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $3.7 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition. Accordingly, all costs with respect to the acquisition were charged to Abandoned acquisition costs in the Consolidated Statement of Operations in the second quarter of fiscal 2006.

Selling, general and administrative expenses increased $4.6 million, from $53.3 million in 2005 to $57.9 million in 2006, primarily due to the non-cash compensation costs related to the share-based awards described above, as well as increased sales volumes. Effective January 1, 2006, the Company has elected the modified prospective transition method of accounting for share-based awards in accordance with the provisions of SFAS No. 123R. Adoption of SFAS No. 123R has resulted in marginally lower compensation costs, with respect to stock options, than previously recognized by the Company under the intrinsic value method as prescribed by APB Opinion No. 25.

Interest and Other Expense

Net interest expense decreased $2.4 million, from $16.0 million during the six months ended July 2, 2005 to $13.6 million during the six months ended July 1, 2006. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005. Additionally, during the first six months of 2006, the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $2.2 million, compared to $0.6 million in the first six months of 2005.

Foreign currency and other (gain) loss, net changed by $1.8 million, from income of $0.7 million in the first six months of fiscal 2005 to expense of $1.1 million in the first six months of fiscal 2006. The change was primarily due to the shift from foreign currency gains in 2005 to losses in 2006 recognized on intercompany loan balances denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

During the six months ended July 1, 2006, the Company recognized an income tax expense of $0.5 million on a consolidated pre-tax loss of $13.7 million. This income tax expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $5.9 million for the six months ended July 2, 2005 on consolidated income before income taxes of $15.2 million for such period. The tax expense is marginally higher than the U.S. federal statutory tax rate. Additionally, the income tax is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income

As a result of the above, the Company recognized a net loss of $14.2 million during the six months ended July 1, 2006 compared to net income of $9.2 million during the six months ended July 2, 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. Additionally, on January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. Accordingly, total accrued and paid-in-kind dividends amounted to $13.2 million in the first six months of fiscal 2005. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in the first six months of 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $14.2 million, or $0.73 per share, for the six months ended July 1, 2006 compared to a loss applicable to common shareholders of $4.0 million, or $0.38 per share, for the six months ended July 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility with aggregate commitments of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 1, 2006, the Company was in compliance with all such covenants. As of July 1, 2006, the Company had $9.0 million of outstanding borrowings under the revolving credit facility, and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $9.4 million.

	July 1, 2006	December 31, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$19.5	$31.0
Working capital	163.7	173.4
Total assets	786.2	765.0
Total debt	422.6	415.2
Total shareholders’ equity	132.1	131.5

	Six Months Ended
	July 1, 2006	July 2, 2005
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$26.6	$21.7
Net cash used in investing activities	(45.5)	(34.5)
Net cash provided by (used in) financing activities	7.1	(2.5)

Operating Activities

Net cash provided by operating activities was $26.6 million during 2006, a $4.9 million increase from the $21.7 million provided by operating activities during 2005. The increase in cash provided by operating activities was attributable primarily to improvements in working capital during the first six months of fiscal 2006 versus the comparable period of 2005 offsetting the reductions of cash generated by operating activities, other than those associated with changes in working capital, in the first six months of 2006 versus the comparable period of 2005.

The Company had working capital of approximately $163.7 million at July 1, 2006 compared with $173.4 million at December 31, 2005. Accounts receivable at July 1, 2006 was $126.3 million as compared to $120.7 million at December 31, 2005, an increase of $5.6 million. Accounts receivable represented approximately 46 days of sales outstanding at both July 1, 2006 and December 31, 2005. Inventories at July 1, 2006 were $125.6 million, an increase of $5.9 million from inventories at December 31, 2005 of $119.7 million. The Company had inventory representing approximately 54 days of cost of sales on hand at both July 1, 2006 and December 31, 2005. Accounts payable at

July 1, 2006 was $90.4 million as compared to $82.4 million at December 31, 2005, an increase of $8.0 million. Accounts payable represented approximately 39 days of cost of sales outstanding at July 1, 2006 compared to 37 days of cost of sales outstanding at December 31, 2005. The dollar increases in accounts receivable, inventories and accounts payable in 2006 versus 2005 were primarily related to the increases in raw material prices and higher sales volumes.

The Company’s restructuring and plant realignment activities are discussed in Note 3 “Business Restructuring” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.3 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $1.8 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.2 million. Additionally, during the first fiscal quarter of 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that it will be required to provide additional funding in connection with the partial settlement in the amount of approximately $2.5 million.

Investing and Financing Activities

Cash used for investing activities amounted to $45.5 million and $34.5 million in the first six months of 2006 and 2005, respectively. Capital expenditures during 2006 totaled $46.4 million, an increase of $11.6 million from capital spending of $34.8 million in 2005. A significant portion of the capital expenditures in 2006 related to the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina. In addition, investing activities during 2006 and 2005 included proceeds from the sale of assets of $1.4 million and $0.4 million, respectively.

Cash provided by financing activities amounted to $7.1 million in the first six months of 2006, compared to the $2.5 million used in financing activities in the first six months of 2005. In 2006, the Company borrowed, on a net basis, $7.4 million of debt whereas the Company repaid, on a net basis, $2.4 million of debt during 2005.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Company does not currently anticipate paying dividends on its common stock in future periods.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred

Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. As a result, total accrued and paid-in-kind dividends amounted to approximately $13.2 million in the first six months of fiscal 2005. However, as all PIK Preferred Shares were redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no further dividends on the PIK Preferred Shares will be paid.

Liquidity Summary

As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, on November 22, 2005, the Company refinanced its then existing bank facility with a new Credit Facility consisting of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan maturing in 2012. The proceeds therefrom were used to fully repay indebtedness outstanding under the Company’s previous bank facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 1, 2006, the Company was in compliance with all such covenants. The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility, and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility.

Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability in the Consolidated Balance Sheet included in Item 1 of Part I to this Quarterly Report on Form 10-Q. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had $9.0 million of outstanding borrowings at July 1, 2006 under the revolving credit facility. As of July 1, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $9.4 million. None of these letters of credit have been drawn on at July 1, 2006. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period of January 1, 2006 to July 1, 2006 were $22.6 million at an average rate of 7.79%.

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

In June 2006, one of the Company’s subsidiaries, Fabpro Oriented Polymers, Inc. (“Fabpro”) entered into an asset purchase agreement resulting in the sale of certain assets for $2.3 million and a supply and marketing rights agreement (“supply agreement”) with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of Product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has committed to several major projects to expand its worldwide capacity, including the construction of a new spunmelt manufacturing facility in Suzhou, China and the installation of additional capacity in Mooresville, North Carolina and Nanhai, China. Remaining payments due related to these planned expansions as of July 1, 2006 totaled approximately $11.0 million and are expected to be expended over the remainder of fiscal 2006 and fiscal 2007. Additionally, the Company has announced plans to install a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. However, necessary financing and equipment contracts have not yet been executed with respect to the planned expansion.

The Company relies on its ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. The Company believes that such sources of funds are sufficient to meet its long-term needs.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends earlier guidance to require that abnormal freight, handling and spoilage costs be recognized as current-period charges rather than capitalized as an inventory cost. In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006 and the impact has not been significant to its financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123R’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective transition method. The grant date fair value was estimated using the Black-Scholes model. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123R has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles. The proforma effect of utilizing SFAS No. 123R on the financial results for the three and six months ended July 2, 2005 is disclosed in Note 1 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on other tax-related issues and is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the new guidance.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company, beginning in 2004, sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At July 1, 2006, a reserve of $8.7 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of July 1, 2006, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments, including goodwill, in the foreseeable future. However, should current conditions deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 12 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on May 8, 2007. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.1 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the six months of both 2006 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business moved against the U.S. dollar and had an unfavorable impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk. However, in most foreign operations, there is a natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. However, due to the foreign currency losses sustained in the second quarter of fiscal 2006, resulting from the devaluation of the Colombian and Mexican pesos to the U.S. dollar, the Company is reconsidering its hedge strategy with respect to the Latin American operations. The Company, in May 2005, entered into foreign currency forward contracts to manage (effectively fixing) its U.S. dollar exposure on certain Euro-based obligations for firm commitments related to certain capital expenditure projects. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The

Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 50.6% in the three months ended July 2, 2005 to 53.5% in the three months ended July 2, 2006.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies were tight in the fourth quarter of 2005, raw materials continued to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, has attempted to raise its selling prices to mitigate the sharp increase in raw materials. Raw material prices decreased slightly since late December 2005 through the end of the first quarter of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. However, in the second quarter of fiscal 2006, raw material prices have increased from most of the Company’s suppliers in response to certain global economic factors, including the escalating price of oil.

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

ITEM 4.                 CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

Under the direction of the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in the Company’s internal control over financial reporting described below. Notwithstanding the existence of this material weakness, the Company’s management believes that the consolidated financial statements and other financial information included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of, and for, the periods presented.

B. Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this report, management identified a deficiency in the Company’s internal control over financial reporting associated with documentation for complex contracts and agreements. Management’s determination resulted from the identification of certain contracts and agreements for which adequate documentation was not in place to support material changes in contract terms, nor to allow for the appropriate consideration of the economic substance of the contracts and agreements. This control deficiency could result in a misstatement of the Company’s results of operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has concluded that this control deficiency constitutes a material weakness.

The Company’s management and Board of Directors is in the process of remediating this material weakness by implementing a delegation of authority that requires a more formal review and approval of documentation for complex contracts and agreements by experienced accounting and legal personnel.

On August 7, 2006, the Audit Committee of the Board of Directors of the Company became aware of issues relating to certain transactions that occurred in the quarter ended July 1, 2006 that created uncertainty regarding the appropriate accounting treatment for, and the economic substance of, those transactions, including whether income should be recognized in the second quarter of fiscal 2006 in connection with the transactions.  As a result, the Audit Committee began an internal investigation and has engaged special counsel to assist with the investigation of the transactions and related matters.  The Company cannot predict with certainty when the investigation will be completed.

Other than as described above, there were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Note 18 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

ITEM 1A.        RISK FACTORS

The risk factor immediately following, which was not included in our 2005 Annual Report on Form 10-K, is being included herein to provide disclosure related to changes in the Company’s risk factors since the Company filed its 2005 Annual Report on Form 10-K. See the Company’s 2005 Annual Report on Form 10-K for an expanded description of other risks facing the Company.

If the Company is unable to design and implement procedures to properly remediate any material weakness in internal control over financial reporting, a material misstatement to the annual or interim consolidated financial statements could occur.

Management identified a deficiency in the Company’s internal control over financial reporting associated with documentation for complex contracts and agreements. Management’s determination resulted from the identification of certain contracts and agreements for which adequate documentation was not in place to support material changes in contract terms, nor to allow for the appropriate consideration of the economic substance of the contracts and agreements. This control deficiency could result in a misstatement of the Company’s results of operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has concluded that this control deficiency constitutes a material weakness.

The Company’s management and Board of Directors is in the process of remediating this material weakness by implementing a delegation of authority that requires a more formal review and approval of documentation for complex contracts and agreements by experienced accounting and legal personnel.  Remediation of this deficiency is necessary to ensure that the Company’s system of internal control over financial reporting is operating effectively.

On August 7, 2006, the Audit Committee of the Board of Directors of the Company became aware of issues relating to certain transactions that occurred in the quarter ended July 1, 2006 that created uncertainty regarding the appropriate accounting treatment for, and the economic substance of, those transactions, including whether income should be recognized in the second quarter of fiscal 2006 in connection with the transactions.  As a result, the Audit Committee began an internal investigation and has engaged special counsel to assist with the investigation of the transactions and related matters.  The Company cannot predict with certainty when the investigation will be completed.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2006, 8,497 shares of the Company’s Class B Common Stock were converted into 8,497 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on section 3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders of the Company at the their Annual Meeting held on May 23, 2006, considered and voted to adopt and approve the following matters (the numbers below represent shares of Class A, B and C Common Stock):

The election of nine (9) directors for one-year terms or until their successors are duly elected and qualified the following:

Name of Director	Votes in Favor	Votes Withheld
Pedro A. Arias	18,298,666	60,833
Ramon Betolaza	17,798,144	561,355
Lap Wai Chan	17,798,146	561,353
William B. Hewitt	17,798,114	561,385
Eugene Linden	18,302,768	56,731
James A. Ovenden	18,306,872	52,627
James L. Schaeffer	17,798,163	561,336
Charles E. Volpe	18,306,858	52,641
Michael Watzky	17,798,146	561,353

The approval of the 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) for certain of the Company’s employees. The 2005 Stock Plan provides for grants of restricted shares of the Company’s Common Stock to eligible employees of the Company. The purpose of the 2005 Stock Plan is to provide these individuals with incentives to maximize corporate performance and shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2005 Stock Plan replaces the Company’s 2005 Stock Option Plan, which was terminated in conjunction with the approval of the 2005 Stock Plan. No grants were made under the 2005 Stock Option Plan.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
16,222,757	853,665	10,140	1,272,937

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Termination Agreement dated May 8, 2006 between PGI Nonwovens B.V. and Mr. R. Altdorf.
10.2	Consulting Agreement dated May 8, 2006 between Polymer Group, Inc. and Mr. R. Altdorf.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: August 15, 2006	By:	/s/ JAMES L. SCHAEFFER
James L. Schaeffer Chief Executive Officer
Date: August 15, 2006	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III Chief Financial Officer