Form 10-Q
period 2006-09-30
POLYMER GROUP INC
filed 2006-11-09
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On November 6, 2006 there were 19,133,194 shares of Class A common stock, 137,239 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. See Item 1A. “Risk Factors” to the Company’s Annual Report on Form 10-K. There can be no assurances that these events will occur or that the Company’s results will be as estimated.

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

•       domestic and foreign competition;

•       delays or difficulties in finding a suitable new Chief Executive Officer;

•       reliance on major customers and suppliers; and

•       risks related to operations in foreign jurisdictions.

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,457	$30,963
Accounts receivable, net	129,301	120,668
Inventories	130,159	119,663
Deferred income taxes	2,155	4,364
Other current assets	27,380	23,094
Total current assets	305,452	298,752
Property, plant and equipment, net	438,371	421,997
Intangibles and loan acquisition costs, net	34,546	37,329
Deferred income taxes	313	433
Other assets	9,650	6,490
Total assets	$788,332	$765,001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,286	$5,101
Accounts payable	92,369	82,371
Accrued liabilities	36,591	32,235
Income taxes payable	2,699	1,456
Current portion of long-term debt	4,157	4,142
Total current liabilities	143,102	125,305
Long-term debt	409,996	405,955
Deferred income taxes	65,508	64,692
Other noncurrent liabilities	24,274	20,956
Total liabilities	642,880	616,908
Minority interests	17,304	16,611
16% Series A convertible pay-in-kind preferred shares—0 shares issued and outstanding	—	—
Shareholders’ equity:
Class A common stock—19,139,086 and 18,868,607 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	191	188
Class B convertible common stock—137,239 and 153,549 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2	2
Class C convertible common stock—24,319 and 31,131 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	169,586	165,652
Retained earnings (deficit)	(70,492)	(54,820)
Accumulated other comprehensive income	28,861	20,460
Total shareholders’ equity	128,148	131,482
Total liabilities and shareholders’ equity	$788,332	$765,001

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005
Net sales	$248,586	$228,220
Cost of goods sold	213,456	189,315
Gross profit	35,130	38,905
Selling, general and administrative expenses	25,311	25,431
Restructuring and plant realignment costs	692	—
Abandoned acquisition costs	161	—
Foreign currency (gain) loss, net	(1,152)	652
Operating income	10,118	12,822
Other expense:
Interest expense, net	7,479	8,161
Minority interests	945	1,025
Foreign currency and other loss, net	55	80
Income before income tax expense	1,639	3,556
Income tax expense	3,154	3,362
Net income (loss)	(1,515)	194
Accrued and paid-in-kind dividends on PIK preferred shares	—	14,791
Loss applicable to common shareholders	$(1,515)	$(14,597)
Loss per common share:
Basic	$(0.08)	$(1.17)
Diluted	$(0.08)	$(1.17)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Net sales	$757,733	$708,434
Cost of goods sold	642,945	583,669
Gross profit	114,788	124,765
Selling, general and administrative expenses	83,265	78,760
Asset impairment charges	7,856	—
Restructuring and plant realignment costs	5,065	9
Abandoned acquisition costs	3,831	—
Foreign currency loss, net	1,820	746
Operating income	12,951	45,250
Other expense (income):
Interest expense, net	21,075	24,195
Minority interests	2,781	3,013
Foreign currency and other (gain) loss, net	1,110	(685)
Income (loss) before income tax expense	(12,015)	18,727
Income tax expense	3,657	9,297
Net income (loss)	(15,672)	9,430
Accrued and paid-in-kind dividends on PIK preferred shares	—	27,999
Loss applicable to common shareholders	$(15,672)	$(18,569)
Loss per common share:
Basic	$(0.81)	$(1.67)
Diluted	$(0.81)	$(1.67)

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Nine Months Ended September 30, 2006
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total	Comprehensive Income/(Loss)
Balance, December 31, 2005	$190	$165,652	$(54,820)	$20,460	$131,482
Net loss	—	—	(15,672)	—	(15,672)	$(15,672)
Currency translation adjustment, net of tax	—	—	—	8,208	8,208	8,208
Cash flow hedge adjustment, net of reclassification adjustment	—	—	—	(1,399)	(1,399)	(1,399)
Minimum pension liability, net of tax	—	—	—	1,592	1,592	1,592
Compensation expense recognized on stock options and restricted stock grants awarded	3	4,929	—	—	4,932	—
Surrender of shares to satisfy employee withholding tax obligations	—	(995)	—	—	(995)	—
Balance, September 30, 2006	$193	$169,586	$(70,492)	$28,861	$128,148	$(7,271)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In Thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Operating activities:
Net income (loss)	$(15,672)	$9,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(219)	5,957
Net (gain) on sale of assets	(292)	—
Depreciation and amortization	44,733	42,697
Asset impairment charges	7,856	—
Noncash compensation	5,252	1,980
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,425)	(13,170)
Inventories	(8,100)	(7,507)
Other current assets	(3,529)	3,914
Accounts payable and accrued liabilities	14,103	8,811
Other, net	(1,181)	(5,027)
Net cash provided by operating activities	36,526	47,085
Investing activities:
Purchases of property, plant and equipment	(63,288)	(56,861)
Acquisition of intangibles	(407)	—
Proceeds from sale of assets	2,685	354
Net cash used in investing activities	(61,010)	(56,507)
Financing activities:
Proceeds from borrowings	59,416	38,536
Repayment of borrowings	(53,262)	(42,110)
Advances from equipment supplier, net	3,840	—
Other	(305)	(50)
Net cash provided by (used in) financing activities	9,689	(3,624)
Effect of exchange rate changes on cash	289	(725)
Net decrease in cash and cash equivalents	(14,506)	(13,771)
Cash and cash equivalents at beginning of period	30,963	41,296
Cash and cash equivalents at end of period	$16,457	$27,525

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

The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended December 31, 2005. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The preparation of financial statements in conformity accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant judgments include the valuation of allowances for accounts receivable and inventory,  the assessment of recoverability of long-lived assets, the recognition and measurement of current and deferred income tax assets and liabilities and the valuation and recognition of share-based compensation. Actual results could differ from those estimates. The Consolidated Balance Sheet data included herein as of December 31, 2005 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $28.9 million at September 30, 2006 consisted of $26.4 million of currency translation gains and $2.5 million of cash flow hedge gains, all net of applicable income tax. Accumulated other comprehensive income of $20.5 million at December 31, 2005 consisted of $18.2 million of currency translation gains, $1.6 million of minimum pension liability and $3.9 million of cash flow hedge gains, all net of applicable income tax.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123(R)’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective transition method. The grant date fair value was estimated using the Black-Scholes model. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123(R) has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles. The proforma effect of utilizing SFAS No. 123(R) on the financial results for the three and nine months ended October 1, 2005 was as follows (in thousands, except per share data):

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net income (loss):
As reported	$194	$9,430
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	475	1,980
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(332)	(644)
Pro forma	$337	$10,766
Income (loss) applicable to common shareholders:
As reported	$(14,597)	$(18,569)
Add: stock-based employee compensation expense, net of tax, included in reported income (loss) applicable to common shareholders	475	1,980
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(332)	(644)
Pro forma	$(14,454)	$(17,233)
Loss per common share—basic:
As reported	$(1.17)	$(1.67)
Pro forma	(1.16)	(1.55)
Loss per common share—diluted:
As reported	$(1.17)	$(1.67)
Pro forma	(1.16)	(1.55)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has completed its evaluation of the impact that the adoption of SFAS No. 154 could have and has concluded that such impact is not significant to its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. This standard creates a fair value hierarchy with assigns types of inputs to each level within the hierarchy. SFAS No. 157 also provides guidance for an

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

expanded set of disclosure requirements related to fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the new guidance.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheets, with changes in the plan’s funded status recognized as an element of other comprehensive income. This standard also requires that the measurement of a plan’s funded status be as of the date of the employers’ balance sheet. SFAS No. 158 also amends certain of the previous disclosure requirements related to these plans and is effective for fiscal years ending after December 15, 2006. The Company does not expect the new guidance to have a significant impact on its financial position or results of operations.

Note 2.   Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was $7.7 million and $9.6 million at September 30, 2006 and December 31, 2005, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Of the $1.9 million decrease in the allowance for doubtful accounts, $1.5 million related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 13% and 14% of the Company’s sales in the first nine months of 2006 and 2005, respectively.

On November 15, 2004, the Company entered into a factoring agreement to sell without recourse, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time was $15.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In March 2006, the maximum amount of outstanding advances at any one time was increased to $20.0 million. Additionally, on November 7, 2005, the Company’s Latin American operations entered into a factoring agreement to sell without recourse, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

During the first nine months of 2006, approximately $140.4 million of receivables had been sold under the terms of the factoring agreements, compared to approximately $92.4 million during the first

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

nine months of fiscal 2005. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and any loss recognized on the sale is reflected in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations on such sales, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was $8.2 million and $6.1 million at September 30, 2006 and December 31, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 3.   Business Restructuring, Asset Impairment and Abandoned Acquisition Costs

The Company’s operating income includes various charges resulting from corporate-level decisions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges is presented in the following table (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Asset impairment charges	$—	$—	$7,856	$—
Restructuring and plant realignment costs	692	—	5,065	9
Abandoned acquisition costs	161	—	3,831	—

Asset impairment charges

During the second quarter of fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a non-cash charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.6 million in the second quarter of 2006.

Additionally, during the second quarter of 2006, the Company recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of assets located in Sweden to estimated fair value less costs to sell, as such assets will be removed from service in 2006 as a result of initiating the Company’s European restructuring and consolidation strategies, as further described below.

The estimation of fair value for the write-down of assets previously noted was based on a combination of estimated market values and expected present value of future cash flow techniques.

Restructuring and plant realignment costs

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. A summary of the business restructuring activity during the first nine months of fiscal 2006 is presented in the following table (in thousands):

Balance accrued at beginning of year	$163
2006 restructuring and plant realignment charges, net	5,065
Cash payments	(3,676)
Adjustments	29
Balance accrued at end of period	$1,581

As further described below, the 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million, costs associated with the planned closure of the Sweden plant and other European consolidation efforts of $0.2 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $2.3 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.5 million.

Corporate headquarters relocation

The Company is accounting for the Corporate relocation costs in accordance with FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

As of July 1, 2006, the Company had entered into written relocation agreements with 22 employees who have agreed to the relocation and to acceptance of benefits offered by the Company. Such relocation benefits charged to operations of $1.2 million through the first nine months of 2006 relate primarily to Company obligations for costs associated with the employee’s real estate sales process, which process had been substantially completed by the electing employees. Additionally, the Company has incurred approximately $0.5 million associated with other exit costs.

The Company expects to incur approximately $0.6 million in severance costs relating to 21 employees who have not been offered or who have declined the opportunity to relocate. Such costs will be incurred provided that the employee remains in the employ of the Company through the date of their designated date for corporate relocation. Accordingly, consistent with the provisions of SFAS No. 146, the Company is accruing the severance cost ratably over the expected service period.

During the first nine months of fiscal 2006, the Company has included such restructuring costs in Restructuring and plant realignment costs in the Consolidated Statements of Operations. Additional relocation costs are expected to be recognized pursuant to SFAS No. 146 subsequent to September 30, 2006 relating to hiring costs and other employee relocation expenses as such obligations are incurred.

European restructuring

In May 2006, the Company entered into a termination agreement with an executive officer of the Company that provided for an aggregate payment of approximately $2.1 million, which was charged to Restructuring and plant realignment costs in the Consolidated Statements of Operations in the

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

second quarter of fiscal 2006. Additionally, the Company and the executive officer entered certain other consulting and non-compete agreements, which costs will be charged to operations over future periods.

During the second quarter of fiscal 2006, based on the Company’s restructuring and consolidation strategies noted above, the Company communicated a plan to affected employees that it was shutting down its operation located in Sweden. The Company currently expects to cease operations during the fourth quarter of fiscal 2006. As a result of that decision and other European consolidation efforts, the Company recorded a $0.2 million charge to Restructuring and plant realignment costs in the Consolidated Statements of Operations to cover the costs of exiting the facility and severance expected to be paid to terminated employees.

Canadian restructuring

During the second quarter of fiscal 2006, the Company communicated a plan to affected employees that it planned to downsize one of its facilities located in Canada. The restructuring plan included the reduction of 19 production and administrative staff positions. As a result of this decision, the Company recorded a $0.2 million charge to Restructuring and plant realignment costs in the Consolidated Statements of Operations in the second quarter of fiscal 2006 to cover the costs of severance pay due to these employees. During the third quarter of fiscal 2006, an additional reduction of seven production and administrative staff positions was announced and the Company recorded an additional $0.3 million charge to Restructuring and plant realignment costs in the Consolidated Statements of Operations. As a result, the total charge for the nine months ended September 30, 2006 was $0.5 million.

Additionally, during the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the date of the latest actuarial estimate, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that funding required in connection with the partial settlement will approximate $2.5 million.

Abandoned acquisition costs

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $3.8 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition. Accordingly, costs of $3.7 million and $0.1 million with respect to the abandoned acquisition were charged to Abandoned acquisition costs in the Consolidated Statements of Operations in the second quarter of fiscal 2006 and the third quarter of fiscal 2006, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$65,686	$60,545
Work in process	19,947	17,724
Raw materials	44,526	41,394
	$130,159	$119,663

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.1 million and $9.7 million at September 30, 2006 and December 31, 2005, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Cost:
Proprietary technology	$30,696	$30,251
Goodwill (primarily attributable to Nonwovens segment)	10,243	10,243
Loan acquisition costs	8,895	8,590
Other	4,247	3,455
	54,081	52,539
Less accumulated amortization	(19,535)	(15,210)
	$34,546	$37,329

In January 2006, the Company acquired the business of Advanced Fiber Solutions, Inc (“AFS”). AFS is a regional distribution company located in Alabama that markets and sells synthetic concrete fibers to the ready mix, stucco and precast segments of the construction business, primarily in the southern United States. The aggregate purchase price of $0.8 million consisted of $0.4 million paid to the seller at closing and $0.4 million to be paid on the first anniversary of the transaction, contingent upon the successful transfer of the business to the Company and other factors. The purchase consisted primarily of customer lists and a covenant not to compete agreement from the seller, and the Company included the aggregate purchase price in Intangibles and loan acquisition costs, net in the Consolidated Balance Sheets. Such costs will be amortized over the term of the covenant not to compete agreement. In addition, the contingent portion of the purchase price is included in Accrued liabilities in the Consolidated Balance Sheets as of September 30, 2006. Net sales and net income of AFS have been included in the Company’s Consolidated Financial Statements from the acquisition date of January 9, 2006, and do not have a material impact on the Company’s Consolidated Financial

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Statements. Therefore, unaudited pro forma data has not been presented in conjunction with this acquisition.

Components of amortization expense are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$1,117	$1,068	$3,319	$3,186
Loan acquisition costs included in interest expense, net	333	512	1,002	1,519
Total amortization expense	$1,450	$1,580	$4,321	$4,705

Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $14.3 million and $17.0 million as of September 30, 2006 and December 31, 2005, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.57% and 6.77% as of September 30, 2006 and December 31, 2005, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$406,925	$410,000
Revolving Credit Facility—interest at 9.50% as of September 30, 2006; due November 22, 2010	6,500	—
Other	728	97
	414,153	410,097
Less: Current maturities	(4,157)	(4,142)
	$409,996	$405,955

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous bank facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the debt covenants under the current Credit Facility at September 30, 2006. However, effective with the end of the fiscal quarter ending December 30, 2006, the leverage ratio requirement, as defined in the Credit Facility, steps down and becomes more restrictive than the current requirement. Because of the lower-than-expected level of performance, combined with the significant dollars expended on the capital programs, the restructuring and plant realignment initiatives and the abandoned acquisition, the Company expects increased pressure on the Company’s ability to remain in compliance with the leverage ratio requirement for future periods. While the Company expects improved operating performance in the fourth quarter of fiscal 2006 and to efficiently manage debt levels at the fiscal year-end, compliance with the leverage ratio requirement as of December 30, 2006 is not assured. The Company’s current estimate of the leverage ratio as of December 30, 2006 approximates the minimum requirement to meet the leverage ratio required under the Credit Facility as of that date without the existence of significant margin for variance as has been the case in prior periods. As such, the Company intends to approach its lending group to seek an amendment to certain definitions and covenant levels in its Credit Agreement to provide additional financial flexibility and mitigate the risk of potential default in future periods.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and not currently determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. As of September 30, 2006, the Company had $6.5 million of outstanding borrowings under the revolving credit facility, and there were no such borrowings as of December 31, 2005. As of September 30, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $7.1 million, as described below. Average daily borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to September 30, 2006 were $19.9 million at an average rate of 7.64%.

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

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of September 30, 2006, the Company had $7.1 million of standby and documentary letters of credit outstanding under the Credit Facility. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at September 30, 2006.

Subsidiary Indebtedness

Nanhai Nanxin Non-woven Co., Ltd (“Nanhai”) has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China which matures in June 2007. The amount of outstanding indebtedness under the facility was $3.6 million at September 30, 2006 (at an average annual rate of approximately 5.85%) and $5.0 million at December 31, 2005 (at an annual average rate of approximately 4.44%). As of September 30, 2006, these borrowings are collateralized through the pledge of the Nanhai assets. Additionally, the Company’s operations in China have also entered into other short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. These facilities have an outstanding indebtedness of $3.7 million at September 30, 2006 and mature at various dates through June 2007. All of these short-term borrowings in China are included in Short-term borrowings in the Consolidated Balance Sheets.

In March 2006, one of the Company’s wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to pay the loan on September 1, 2008, the Company, subsequent to that date, will begin making monthly payments of principal and interest at 6.25% per year.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes

During the three and nine months ended September 30, 2006, the Company recognized an income tax expense of $3.2 million and $3.7 million respectively, on consolidated pre-tax income of $1.6 million and a consolidated pre-tax loss of $12.0 million, respectively. The income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

The Company recognized income tax expense of $3.4 million and $9.3 million for the three and nine months ended October 1, 2005, respectively, on consolidated income before income taxes of $3.6 million and $18.7 million, respectively. This income tax expense is higher than such expense determined at the U.S. federal statutory rate partially due to losses in certain jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statutes of limitation. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of September 30, 2006, the Company has a number of tax audits in process and has open tax years with various taxing jurisdictions that range from 2001 to 2005. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income tax refunds receivable were $1.6 million at December 31, 2005 and were largely comprised of amounts due from Latin American tax jurisdictions. These amounts are included in Other current assets on the Consolidated Balance Sheets. There were no significant income tax refunds receivable at September 30, 2006.

Note 9.   Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of net periodic benefit costs for the three and nine months ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

	Pension Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Current service costs	$938	$626	$2,780	$1,917
Interest costs on projected benefit obligation and other	1,564	1,359	4,645	4,138
Return on plan assets	(1,796)	(1,486)	(5,326)	(4,529)
Amortization of transition obligation and other	111	7	332	20
Periodic benefit cost, net	$817	$506	$2,431	$1,546

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Current service costs	$59	$46	$176	$136
Interest costs on projected benefit obligation and other	133	123	398	366
Amortization of transition obligation and other	(31)	(29)	(93)	(85)
Periodic benefit cost, net	$161	$140	$481	$417

As of September 30, 2006, the Company had contributed $6.4 million to its pension and postretirement benefit plans for the 2006 benefit year. The Company presently anticipates contributing an additional $1.1 million to fund its plans in 2006, for a total of $7.5 million.

Additionally, during the first fiscal quarter of 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the date of the latest actuarial estimate, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that funding required in connection with the partial settlement will approximate $2.5 million.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options, representing 400,000 shares, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. During the first nine months of 2006, 11,250 options were forfeited. As of September 30, 2006 and December 31, 2005, the Company had awarded grants of non-qualified stock options to purchase 388,750 and 400,000 shares of the Company’s Class A Common Stock, respectively. The awards represent substantially all of the amount reserved for issuance under the 2003 Plan.

Effective January 1, 2006, the Company accounts for the 2003 Plan in accordance with the methodology defined in SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, the compensation costs related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Prior to fiscal 2006, the Company elected to account for the 2003 Plan in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which generally measured compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the options vest based on achievement of financial performance criteria, compensation costs were recognized over the performance period when it became probable that such performance criteria would be achieved. The compensation costs related to the 2003 Plan were $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 1, 2005, such costs were $0.5 million and $2.0 million, respectively.

The 2005 Stock Option Plan (the “2005 Plan”) was approved by the Company’s Board of Directors and shareholders and was administered by the Compensation Committee of the Board of Directors. No awards were granted under the 2005 Plan. On May 23, 2006, the Board of Directors of the Company formally approved the elimination of the 2005 Plan.

Restricted Stock Plans

In May 2004, the Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the Restricted Plan. The Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the Restricted Plan. In the first nine months of fiscal years 2006 and 2005, the Company awarded 7,853 and 3,240 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. In addition, 12,500 restricted shares were approved for issuance by the Company’s Board of Directors in September 2006 to the Company’s Chairman of the Board as a component of his compensation for serving as interim Chief Executive Officer. The cost associated with these restricted

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

stock grants, which vest over periods ranging from immediately to eighteen months, totaled approximately $0.4 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 1, 2005, these costs were $10.0 thousand and $30.0 thousand, respectively. As of September 30, 2006, 146,267 shares of the Company’s Class A Common Stock are available for future grant under the Restricted Plan. This balance does not reflect the decrease for the aforementioned approval to issue 12,500 shares to the Company’s Interim Chief Executive Officer, as those shares were not formally issued until October 2006.

In December 2005, the Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan was formally approved by the shareholders of the Company on May 23, 2006 at the Annual Shareholders’ Meeting. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, grant shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Vesting of the restricted shares is accelerated on the occurrence of a change in control. During the first nine months of fiscal 2006, 278,000 restricted shares were awarded to certain employees of the Company. Approximately 100,000 of these shares vested immediately with the balance vesting 25% on each of the grant’s anniversary dates, beginning with January 20, 2006 and/or annually based on achievement of certain performance targets. In addition, 36,996 shares have been surrendered during fiscal 2006 by employees to satisfy withholding requirements and 1,500 shares have been forfeited. The compensation cost of $0.3 million and $4.0 million related to these restricted stock grants for the three and nine months ended September 30, 2006, respectively, was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2006, 242,496 shares of the Company’s Class A Common Stock are available for future grant under the 2005 Stock Plan.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock, as described below. As a result, total accrued and paid-in-kind dividends amounted to approximately $28.0 million in the first nine months of fiscal 2005.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

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

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million at both September 30, 2006 and December 31, 2005. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the variability of the interest component associated with $212.5 million of first-lien term loan debt. As such, there is no ineffectiveness and changes in the fair value of the swap are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. The fair value of the interest rate swap, based on current settlement values, was $2.5 million and $3.9 million as of September 30, 2006 and December 31, 2005, respectively. Those amounts are included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of this swap on Interest expense, net in the Consolidated Statements of Operations was a decrease of $1.1 million and $2.6 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended October 1, 2005, the impact was an decrease of $0.1 million and an increase of $0.5 million, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 13.   Earnings Per Share and Shareholders’ Equity

Calculations have not been presented to reconcile basic income per common share to diluted income per common share for the three and nine months ended September 30, 2006 or the three and nine months ended October 1, 2005 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three and nine months ended September 30, 2006 were 19,299,589 and 19,291,362, respectively. Average shares outstanding for the three and nine months ended October 1, 2005 were 12,497,354 and 11,113,479, respectively.

As of September 30, 2006, the Company’s authorized capital stock consisted of the following classes of stock:

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

Note 14.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and nine months ended September 30, 2006 and the three and nine months ended October 1, 2005 relating to asset impairment charges, restructuring and plant realignment costs, abandoned acquisition costs and foreign currency gain (losses), net which have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales
Nonwovens	$210,134	$185,699	$624,405	$572,405
Oriented Polymers	38,452	42,521	133,328	136,029
	$248,586	$228,220	$757,733	$708,434
Operating income (loss)
Nonwovens	$14,211	$18,596	$46,159	$53,257
Oriented Polymers	703	790	4,020	9,636
Unallocated Corporate	(5,095)	(5,912)	(18,656)	(16,888)
	9,819	13,474	31,523	46,005
Asset impairment charges	—	—	(7,856)	—
Restructuring and plant realignment costs	(692)	—	(5,065)	(9)
Abandoned acquisition costs	(161)	—	(3,831)	—
Foreign currency gain (loss), net	1,152	(652)	(1,820)	(746)
	$10,118	$12,822	$12,951	$45,250
Depreciation and amortization expense
Nonwovens	$12,426	$10,919	$35,887	$33,370
Oriented Polymers	2,331	3,467	7,936	7,924
Unallocated Corporate	(27)	(37)	(92)	(116)
Depreciation and amortization expense included in operating income	14,730	14,349	43,731	41,178
Amortization of loan acquisition costs	333	512	1,002	1,519
	$15,063	$14,861	$44,733	$42,697
Capital spending
Nonwovens	$15,777	$21,319	$60,419	$55,933
Oriented Polymers	785	713	2,284	928
Corporate	288	—	585	—
	$16,850	$22,032	$63,288	$56,861

	September 30, 2006	December 31, 2005
Division assets
Nonwovens	$759,752	$715,977
Oriented Polymers	128,263	144,477
Corporate	(1,507)	2,096
Eliminations	(98,176)	(97,549)
	$788,332	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales
United States	$112,684	$110,721	$347,953	$331,741
Canada	25,147	27,724	84,758	86,159
Europe	44,805	42,799	138,637	142,106
Asia	12,958	9,794	36,041	31,835
Latin America	52,992	37,182	150,344	116,593
	$248,586	$228,220	$757,733	$708,434
Operating income (loss)
United States	$(2,657)	$254	$(5,893)	$2,103
Canada	(532)	(851)	(1,130)	3,897
Europe	2,933	4,055	10,602	12,859
Asia	1,079	2,012	3,781	4,221
Latin America	8,996	8,004	24,163	22,925
	9,819	13,474	31,523	46,005
Asset impairment charges	—	—	(7,856)	—
Restructuring and plant realignment costs	(692)	—	(5,065)	(9)
Abandoned acquisition costs	(161)	—	(3,831)	—
Foreign currency gain (loss), net	1,152	(652)	(1,820)	(746)
	$10,118	$12,822	$12,951	$45,250
Depreciation and amortization expense
United States	$6,746	$6,213	$18,718	$18,673
Canada	1,800	2,911	6,239	6,268
Europe	2,169	2,086	7,035	6,971
Asia	1,115	1,028	3,207	3,011
Latin America	2,900	2,111	8,532	6,255
Depreciation and amortization expense included in operating income	14,730	14,349	43,731	41,178
Amortization of loan acquisition costs	333	512	1,002	1,519
	$15,063	$14,861	$44,733	$42,697

	September 30, 2006	December 31, 2005
Identifiable assets (including intangible assets)
United States	$325,959	$323,596
Canada	85,422	94,531
Europe	200,644	202,324
Asia	90,036	60,267
Latin America	184,451	181,834
Eliminations	(98,180)	(97,551)
	$788,332	$765,001

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 15.   Foreign Currency (Gain) Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Included in operating income	$(1,152)	$652	$1,820	$746
Included in other, net	(181)	22	602	(730)
	$(1,333)	$674	$2,422	$16

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

Note 16.   Legal Proceedings and Commitments

The Company is not currently a defendant in any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served with a lawsuit by a former customer alleging breach of contract and other charges. The discovery phase is continuing and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Accordingly, management is not able to estimate the amount of the loss, if any, at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

As part of its efforts to enhance its business, the Company, on October 19, 2006, announced that it had made further commitments to expand its worldwide capacity through the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina.

In June 2006, one of the Company’s subsidiaries, Fabpro Oriented Polymers, Inc. (“Fabpro”) entered into an asset purchase agreement relating to the sale of certain assets for $2.3 million and a supply and marketing rights agreement (“supply agreement”) with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of product (as defined in the supply agreement), representing

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

Note 17.   Supplemental Cash Flow Information

During the first nine months of 2006, noncash investing or financing activities included the surrender of 36,996 shares of the Company’s Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $1.0 million to satisfy employee withholding tax obligations.

Noncash investing or financing activities in the first nine months of 2005 included: (i) the conversion of 62,926 shares of the Company’s PIK Preferred Shares into approximately 8,629,346 shares of the Company’s Class A Common Stock; (ii) the issuance of 10,200 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $10.3 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional noncash dividend charge of approximately $21.5 million in excess of the amounts accrued at the stated dividend rate on PIK Preferred Shares; and (iii) the accrual of $1.8 million of dividends on the PIK Preferred Shares for dividends from the date of the last dividend declaration date to the date the PIK Preferred Shares were converted to Class A Common Stock.

Note 18.   Settlement Agreements

During June 2006, the Company and an equipment supplier negotiated the resolution of a dispute and entered into two settlement agreements, which documented the terms of the resolution. The settlement agreements consisted of (i) an agreement providing that the Company be reimbursed by the equipment supplier, in the amount of 2.5 million Euros ($3.2 million), for excess operating costs and expenses and lost profits, which the Company had experienced; and (ii) an agreement which provided that the equipment supplier compensate the Company, in the amount of 1.5 million Euros ($1.9 million), for technical support and services provided by the Company to the equipment supplier. Under the settlement agreements, the Company agreed to accept the equipment received from the supplier and to release a final payment due to the equipment supplier under the original terms of a pre-existing contract.

The Company and the Audit Committee of the Board of Directors of the Company, with assistance from special counsel, have reviewed the settlement agreements and the relationship of these agreements with equipment purchase contracts and service agreements, which were negotiated between the Company and the equipment supplier in or about the same time frame. As a result of these reviews, the Company has concluded that the economic substance of the aforementioned settlement agreements and the equipment purchase contracts and service agreements are substantially interdependent. Accordingly, the accounting treatment applied to the proceeds from the settlement agreements, which the Company believes reflects the economic substance of such agreements in conformity with generally accepted accounting principles, reflects approximately $0.6 million of the proceeds from the settlement agreements as a reimbursement of excess operating costs with the remaining $4.5 million of such proceeds primarily recognized as a reduction of the costs of capital equipment that the Company has agreed to purchase from the equipment supplier.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 19.   Other Developments

On September 21, 2006, the Board of Directors of the Company asked James L. Schaeffer to resign as Chief Executive Officer and Director of the Company and, pending receipt of his resignation, the Board relieved him of his duties as Chief Executive Officer. On October 31, 2006, the Company entered into a Severance Agreement with Mr. Schaeffer (the “Severance Agreement”) pursuant to which the Company and Mr. Schaeffer agreed that Mr. Schaeffer’s employment with the Company and services as a Director and officer of the Company ended on October 31, 2006 (the “Termination Date”).

In accordance with the Severance Agreement, Mr. Schaeffer is entitled to receive his current base salary through the Termination Date. In addition, as payment of severance, Mr. Schaeffer is entitled to receive (i) an amount equal to his current base salary until December 20, 2006, (ii) the vested portion of his restricted stock awards (less amounts previously withheld for taxes), totaling 30,782 shares of Class A Common Stock (the “Restricted Shares”), and (iii) the vested portion of his stock option grants, totaling options to acquire 48,750 shares of Class A Common Stock (the “Option Shares”). The Restricted Shares and Option Shares will remain subject to the terms and conditions of the Company’s 2005 Restricted Stock Plan and 2003 Stock Option Plan, respectively, and accompanying grant agreements, except for identified provisions requiring forfeiture in the event of certain terminations. All payments under the Severance Agreement are subject to applicable tax withholding by the Company.

The Severance Agreement contains customary (a) confidentiality obligations for Mr. Schaeffer with respect to both Company and third-party confidential information, (b) non-compete and non-solicitation obligations for Mr. Schaeffer through September 21, 2007, and (c) protection of the Company’s intellectual property rights. In addition, under the terms of the Company’s 2003 Stock Option Plan, Mr. Schaeffer will continue to be subject to the plan’s non-compete provisions for so long as the Option Shares remain outstanding. In connection with the execution of the Severance Agreement, Mr. Schaeffer also executed a General Release of claims in favor of the Company and certain of its affiliates and related parties.

Except as provided above, Mr. Schaeffer is not entitled to receive any other payments from the Company related to the termination of his employment, including without limitation payments pursuant to the Executive Employment Agreement, dated as of March 24, 2006, between Mr. Schaeffer and the Company, the Change in Control Severance Compensation Agreement, dated as of March 24, 2006, between Mr. Schaeffer and the Company, or the Company’s bonus plan in respect of a bonus for the current fiscal year.

The Board of Directors is currently conducting a search for a new Chief Executive Officer. Until this search has been completed, William B. Hewitt, Chairman of the Board of Directors, is serving as interim Chief Executive Officer.

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

During the twenty-one month period ended September 30, 2006 the Company was engaged in a major capital expansion program which included adding new spunmelt capacity in Cali, Colombia, in Mooresville, North Carolina and in Suzhou, China. Capital expenditures during this period totaled $142.2 million and consisted primarily of the aforementioned three new spunmelt facilities. The new capacity installations were expected to be the basis of a significant improvement in sales and profitability and the Company continues to believe such improvements will be achieved.

The Cali line, which was installed in the latter part of fiscal 2005, experienced several quarters of suboptimal manufacturing performance associated with equipment issues which hindered production output and sales. These issues have been resolved and the Company expects the Cali line to perform at planned levels in the fourth quarter of fiscal 2006.

The Mooresville line initiated production in the latter part of the second quarter of fiscal 2006 and has performed within expected levels since its start up. The Mooresville line was ramping up and continuing the qualification process for new sales programs during the third quarter of fiscal 2006. The Company expects the Mooresville line to perform well from a productivity and profitability perspective in the fourth quarter of fiscal 2006.

The Suzhou line initiated operations in the latter part of the third quarter of fiscal 2006 and commenced production without any significant manufacturing complications. The line will continue to ramp up in the fourth quarter of 2006 and continue the qualification process for high grade finished medical fabrics. As such, it the Suzhou line should only contribute marginally to sales and profitability during the fourth quarter, with the predominant amount of contribution to be realized in fiscal 2007.

The financial results for the third quarter of fiscal 2006 did not improve consistent with the Company’s expectations due, in part, to continued increases in raw material costs, weakness in the Oriented Polymers Division’s sales and profitability and to the delays in the timing of the profitability generated by the three spunmelt lines. Additionally, during the first nine months of fiscal 2006, the company expended $3.7 million on restructuring and plant realignment initiatives and $3.8 million associated with an abandoned acquisition. The result of the above has had a negative impact on the Company’s expected profitability and cash flows from operations.

The Company was in compliance with the debt covenants under the current Credit Facility at September 30, 2006. However, effective with the end of the fiscal quarter ending December 30, 2006, the leverage ratio requirement, as defined in the Credit Facility, steps down and becomes more restrictive than the current requirement. Because of the lower-than-expected level of performance, combined with the significant dollars expended on the capital programs, the restructuring and plant realignment initiatives and the abandoned acquisition, the Company expects increased pressure on the Company’s ability to remain in compliance with the leverage ratio requirement for future periods.

While the Company expects improved operating performance in the fourth quarter of fiscal 2006 and to efficiently manage debt levels at the fiscal year-end, compliance with the leverage ratio requirement as of December 30, 2006 is not assured. The Company’s current estimate of the leverage ratio as of December 30, 2006 approximates the minimum requirement to meet the leverage ratio required under the Credit Facility as of that date without the existence of significant margin for variance as has been the case in prior periods. As such, the Company intends to approach its lending group to seek an amendment to certain definitions and covenant levels in its Credit Agreement to provide additional financial flexibility and mitigate the risk of potential default in future periods.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	54.7	50.8	53.6	50.8
Labor	8.2	8.6	8.2	8.5
Overhead	23.0	23.6	23.1	23.1
	85.9	83.0	84.9	82.4
Gross profit	14.1	17.0	15.1	17.6
Selling, general and administrative expenses	10.2	11.1	11.0	11.1
Asset impairment charges	—	—	1.0	—
Restructuring and plant realignment costs	0.3	—	0.7	0.0
Abandoned acquisition costs	0.0	—	0.5	—
Foreign currency (gain) loss, net	(0.5)	0.3	0.2	0.1
Operating income	4.1	5.6	1.7	6.4
Other expense (income):
Interest expense, net	3.0	3.6	2.8	3.4
Minority interests	0.4	0.4	0.4	0.4
Foreign currency and other loss, net	0.0	0.0	0.1	0.0
Income (loss) before income tax expense	0.7	1.6	(1.6)	2.6
Income tax expense	1.3	1.5	0.5	1.3
Net income (loss)	(0.6)	0.1	(2.1)	1.3
Accrued and paid-in-kind dividends on PIK preferred shares	—	6.5	—	4.0
Loss applicable to common shareholders	(0.6)%	(6.4)%	(2.1)%	(2.7)%

Comparison of Three Months Ended September 30, 2006 and October 1, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the three months ended September 30, 2006, the three months ended October 1, 2005 and the corresponding change (in millions):

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Change
Net sales
Nonwovens	$210.1	$185.7	$24.4
Oriented Polymers	38.5	42.5	(4.0)
Eliminations	—	—	—
	$248.6	$228.2	$20.4
Operating income (loss)
Nonwovens	$14.2	$18.6	$(4.4)
Oriented Polymers	0.7	0.8	(0.1)
Unallocated Corporate, net of eliminations	(5.1)	(5.9)	0.8
	9.8	13.5	(3.7)
Restructuring and plant realignment costs	(0.7)	—	(0.7)
Abandoned acquisition costs	(0.2)	—	(0.2)
Foreign currency gain (loss), net	1.2	(0.7)	1.9
	$10.1	$12.8	$(2.7)

The amounts for restructuring and plant realignment costs, abandoned acquisition costs and foreign currency gain (loss), net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $248.6 million for the three months ended September 30, 2006, an increase of $20.4 million, or 8.9%, over the comparable period of 2005 net sales of $228.2 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 13.2%, and net sales in 2006 in the Oriented Polymers Division decreased from comparable 2005 results by 9.4%. A reconciliation of the change in net sales between the three months ended October 1, 2005 and the three months ended September 30, 2006 is presented in the following table (in millions):

Net sales—three months ended October 1, 2005	$228.2
Change in sales due to:
Volume	11.4
Price/mix	6.5
Foreign currency translation	2.5
Net sales—three months ended September 30, 2006	$248.6

The increase in net sales during the third quarter of 2006 was due primarily to volume gains and price/mix improvements. Although all of the nonwovens markets generated volume gains, a substantial portion of that volume gain occurred in the Latin American nonwovens market. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. Substantially all of the price/mix effect on net sales occurred in the United States and Latin American nonwovens markets. As raw material costs have increased, the Company has attempted to pass raw material prices along to its customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales prices.

A significant component of the $11.4 million increase in sales in the third quarter of 2006 due to volume growth was generated in the Latin American region with the addition of the spunmelt line at the Cali, Colombia facility, which initiated operations in the fourth quarter of 2005. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. In the Company’s U.S. nonwovens business, the start-up of the new spunmelt facility in Mooresville, North Carolina in the latter part of the second quarter of fiscal 2006 and improvements in the medical and wiping markets contributed to the increase from 2005. Nonwoven sales volumes also increased in Asia, primarily due to the initial shipments from the Company’s new spunmelt facility in Suzhou, China, which initiated operations in the latter part of the third quarter of fiscal 2006. Oriented Polymers’ net sales decreased 9.4% in 2006 from the comparable 2005 periods as improvements in price/mix of sales of $2.1 million and a favorable foreign currency translation impact were not enough to offset the $7.1 million decrease in sales volume. Oriented Polymers’ sales volumes have been negatively impacted in fiscal 2006 by reduced housing starts affecting their industrial business, imported commodity products affecting primarily lumberwrap volumes and reduced agricultural sales.

Both the Euro and the Canadian dollar strengthened against the U.S. dollar during the third quarter of 2006 compared to 2005. As a result, net sales increased $2.5 million due to the net favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the quarter ended September 30, 2006 declined to 14.1% from 17.0% in the third quarter of 2005, despite improved sales volumes and product mix, primarily due to the impact of higher raw materials as a percentage of net sales, the effect of raw material cost increases which were not able to be passed along to the customer and other increased manufacturing costs, including depreciation, during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 50.8% in 2005 to 54.7% in 2006.

Operating Income

A reconciliation of the change in operating income between the three months ended October 1, 2005 and the three months ended September 30, 2006 is presented in the following table (in millions):

Operating income—three months ended October 1, 2005	$12.8
Change in operating income due to:
Price/mix	6.5
Higher raw material costs	(11.4)
Volume	5.2
Higher manufacturing costs	(2.8)
Foreign currency	1.9
Higher depreciation and amortization expense	(0.4)
Higher restructuring and plant realignment costs	(0.7)
Abandoned acquisition costs	(0.2)
Higher share-based compensation costs	(0.4)
All other	(0.4)
Operating income—three months ended September 30, 2006	$10.1

Consolidated operating income was $10.1 million in 2006 as compared to $12.8 million in 2005. The Company experienced sales volume gains in the nonwovens markets partially offset by volume declines in the oriented polymer markets, which contributed to improved operating income. However, the Company experienced higher raw material costs as raw material costs continued to rise in the third quarter of fiscal 2006, which were only partially offset by price/mix improvements as the Company attempted to pass along raw material cost increases that occurred during the quarter. Operating income was also negatively impacted by higher manufacturing costs, primarily in the Company’s Oriented Polymers Division. The net decline in operating income was net of the favorable impact of foreign currency gains, which primarily relate to the strengthening of the Colombian and Mexican pesos against the U.S. dollar during the current quarter. The net decline in operating income was negatively impacted by higher restructuring and plant realignment costs and abandoned acquisition costs. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

During the third quarter of fiscal 2006, restructuring and plant realignment costs are principally associated with (a) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $0.5 million; and (b) continuing efforts to downsize certain Canadian operations resulting in severance costs of $0.3 million. These plans are expected to result in reduced operating costs in the last quarter of fiscal 2006 and throughout 2007.

Selling, general and administrative expenses decreased $0.1 million, from $25.4 million in 2005 to $25.3 million in 2006.

Interest and Other Expense

Net interest expense decreased $0.7 million, from $8.2 million during the three months ended October 1, 2005 to $7.5 million during the three months ended September 30, 2006. The decrease in net interest expense was partially due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005.

Foreign currency and other loss, net for the third quarter of fiscal 2006 remained unchanged from the third quarter of fiscal 2005.

Income Tax Expense

During the third quarter of fiscal 2006, the Company recognized an income tax expense of $3.2 million on consolidated pre-tax income of $1.6 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $3.4 million for the three months ended October 1, 2005 on consolidated income before income taxes of $3.6 million for such period. The income tax expense is higher than such expense determined at the U.S. federal statutory tax rate partially due to losses in certain jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized a net loss of $1.5 million during the three months ended September 30, 2006 compared to net income of $0.2 million during the three months ended October 1, 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock. As a result, total accrued and paid-in-kind dividends amounted to approximately $14.8 million in the third quarter of fiscal 2005. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in the third quarter of 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $1.5 million, or $0.08 per share, for the three months ended September 30, 2006 compared to a loss applicable to common shareholders of $14.6 million, or $1.17 per share, for the three months ended October 1, 2005.

Comparison of Nine Months Ended September 30, 2006 and October 1, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 “Segment Information” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the nine months ended September 30, 2006, the nine months ended October 1, 2005 and the corresponding change (in millions):

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Change
Net sales
Nonwovens	$624.4	$572.4	$52.0
Oriented Polymers	133.3	136.0	(2.7)
Eliminations	—	—	—
	$757.7	$708.4	$49.3
Operating income
Nonwovens	$46.2	$53.3	$(7.1)
Oriented Polymers	4.0	9.6	(5.6)
Unallocated Corporate, net of eliminations	(18.7)	(16.9)	(1.8)
	31.5	46.0	(14.5)
Asset impairment charges	(7.9)	—	(7.9)
Restructuring and plant realignment costs	(5.1)	—	(5.1)
Abandoned acquisition costs	(3.8)	—	(3.8)
Foreign currency loss, net	(1.8)	(0.7)	(1.1)
	$12.9	$45.3	$(32.4)

The amounts for asset impairment charges, restructuring and plant realignment costs, abandoned acquisition costs and foreign currency loss, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $757.7 million in the first nine months of fiscal 2006, an increase of $49.3 million, or 7.0%, over net sales for the comparable period of 2005 of $708.4 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 9.1%, and net sales in 2006 in the Oriented Polymers Division decreased 2.0% over 2005 results. A reconciliation of the change in net sales between the nine months ended October 1, 2005 and the nine months ended September 30, 2006 is presented in the following table (in millions):

Net sales—nine months ended October 1, 2005	$708.4
Change in sales due to:
Volume	27.0
Price/mix	20.7
Foreign currency translation	1.6
Net sales—nine months ended September 30, 2006	$757.7

The increase in net sales during the first nine months of 2006 was due primarily to volume gains and price/mix improvements. Substantially all of the volume gains occurred in the United States and Latin American nonwovens markets. The price/mix improvement reflects continued enhancements of the Company’s product offerings as well as the increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs have increased, the Company has attempted to pass raw material costs along to its customers, where allowable by contract terms and where acceptable based on market conditions.

A significant component of the $27.0 million increase in sales in the first nine months of 2006 due to volume growth was generated in the Latin American region with the addition of the spunmelt line at the Cali, Colombia facility, which initiated operations in the fourth quarter of fiscal 2005. The Latin America region’s sales improvement was paced by significant year-over-year increases in hygiene and industrial sales. In the Company’s U.S. nonwovens business, the start-up of the new spunmelt facility at Mooresville, North Carolina in the latter part of the second quarter of fiscal 2006 and improvements in the hygiene and consumer markets contributed to the increase from 2005. The Company believes that the volume growth achieved was mitigated by reduced purchases by certain customers, primarily during the second quarter of fiscal 2006, in response to inventory reduction programs at certain retail establishments. Nonwovens sales volumes also increased in Europe and Asia, with most of Asia’s increase due to the initial shipments from the Company’s new spunmelt facility in Suzhou, China, which initiated operations in the latter part of the third quarter of fiscal 2006. Oriented Polymers’ net sales for 2006 decreased $2.7 million from the 2005 amount, as improvements in price/mix of sales of $6.4 million and a favorable foreign currency translation impact were more than offset by sales volume declines affecting net sales by $13.6 million. Oriented Polymers’ sales volumes have been negatively impacted in fiscal 2006 by reduced housing starts affecting their industrial business, imported commodity products affecting, primarily, lumberwrap volumes and reduced agricultural sales.

The Euro was weaker against the U.S. dollar during the first nine months of 2006 compared to 2005, but the Canadian dollar strengthened against the U.S. dollar during the period. As a result, net sales increased $1.6 million due to the foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the first nine months of 2006 declined to 15.1% from 17.6% in the first nine months of 2005, despite improved sales volumes and product mix, primarily due to the impact of the higher raw materials as a percentage of net sales, the effect of raw material cost increases which were not able to be passed along to the customer and other increased manufacturing costs including depreciation, during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 50.8% in 2005 to 53.6% in 2006.

Operating Income

A reconciliation of the change in operating income between the nine months ended October 1, 2005 and the nine months ended September 30, 2006 is presented in the following table (in millions):

Operating income—nine months ended October 1, 2005	$45.3
Change in operating income due to:
Price/mix	20.7
Higher raw material costs	(26.6)
Volume	9.6
Higher manufacturing costs	(9.5)
Foreign currency	(1.1)
Higher depreciation and amortization expense	(2.6)
Asset impairment charges	(7.9)
Higher restructuring and plant realignment costs	(5.1)
Abandoned acquisition costs	(3.8)
Higher share-based compensation costs	(3.3)
All other, primarily higher SG&A costs	(2.8)
Operating income—nine months ended September 30, 2006	$12.9

Consolidated operating income was $12.9 million in 2006 as compared to $45.3 million in 2005. The Company experienced higher raw material costs that were partially offset by price/mix improvements. Operating income was positively impacted by the volume gains in the nonwovens markets partially offset by volume declines in the oriented polymers markets, as noted above in the discussion of net sales. The net decline in operating income was impacted by higher non-cash compensation costs of $3.3 million attributable to share-based awards made primarily under the Company’s restricted stock plans. Other items contributing to the decline in operating income were higher manufacturing costs, primarily in the Company’s Oriented Polymers Division, and higher depreciation and amortization charges. The increase in depreciation and amortization charges is primarily related to the installation and start-up of the new spunmelt production facilities in Latin America and the United States. The net decline in operating income was significantly impacted by asset impairment charges, higher restructuring and plant realignment costs, abandoned acquisition costs and foreign currency losses. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2006, the Company recognized a charge of $7.9 million associated with the write-down of assets in certain of its Canadian and European operations. Throughout fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations and evaluated such assets for impairment. Such evaluation resulted in a non-cash charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.6 million. Also, as a result of initiating the Company’s European restructuring and consolidation strategies the Company announced its plans to shut-down its facilities in Sweden, with the production of fabric to be consolidated in other European facilities. This resulted in a non-cash charge of approximately $2.3 million associated with the planned disposal of these assets.

The 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million, costs associated with the planned closure of the Sweden plant and other European consolidation efforts of $0.2 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $2.3 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.5 million. The plans are expected to result in reduced operating costs in the last quarter of fiscal 2006 and throughout fiscal 2007.

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $3.8 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition. Accordingly, costs of $3.7 million and $0.1 million with respect to the abandoned acquisition were charged to Abandoned acquisition costs in the Consolidated Statements of Operations in the second quarter of fiscal 2006 and the third quarter of fiscal 2006, respectively.

Selling, general and administrative expenses increased $4.5 million, from $78.8 million in 2005 to $83.3 million in 2006, primarily due to the non-cash compensation costs related to the share-based awards made under the Company’s restricted stock plans, as well as increased costs due to higher sales volumes, with such increased costs partially offset by reduced bonus incentive compensation. Effective January 1, 2006, the Company has elected the modified prospective transition method of accounting for share-based awards in accordance with the provisions of SFAS No. 123(R). Adoption of SFAS No. 123(R) has resulted in marginally lower compensation costs, with respect to stock options, than previously recognized by the Company under the intrinsic value method as prescribed by APB Opinion No. 25.

Interest and Other Expense

Net interest expense decreased $3.1 million, from $24.2 million during the nine months ended October 1, 2005 to $21.1 million during the nine months ended September 30, 2006. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005. Additionally, during the first nine months of 2006, the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $3.0 million, compared to $1.3 million in the first nine months of 2005.

Foreign currency and other (gain) loss, net changed by $1.8 million, from a gain of $0.7 million in the first nine months of fiscal 2005 to a loss of $1.1 million in the first nine months of fiscal 2006. The change was primarily due to foreign currency movements on intercompany loan balances, at certain of the Company’s international operations, denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

During the nine months ended September 30, 2006, the Company recognized an income tax expense of $3.7 million on a consolidated pre-tax loss of $12.0 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $9.3 million for the nine months ended October 1, 2005 on consolidated income before income taxes of $18.7 million for such period. The tax expense is significantly higher than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign tax jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized a net loss of $15.7 million during the nine months ended September 30, 2006 compared to net income of $9.4 million during the nine months ended October 1, 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. Additionally, on January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million in the first nine months of fiscal 2005. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in the first nine months of 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $15.7 million, or $0.81 per share, for the nine months ended September 30, 2006 compared to a loss applicable to common shareholders of $18.6 million, or $1.67 per share, for the nine months ended October 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility with aggregate commitments of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. For further discussion of the terms of the Credit Facility, the Company’s current compliance and the Company’s ability to remain in compliance in future periods pursuant to the covenant requirements contained in such agreements, see “Liquidity Summary” below. As of September 30, 2006, the Company had $6.5 million of outstanding borrowings under the revolving credit facility, and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $7.1 million.

	September 30, 2006	December 31, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$16.5	$31.0
Working capital	162.4	173.4
Total assets	788.3	765.0
Total debt	421.4	415.2
Total shareholders’ equity	128.1	131.5

	Nine Months Ended
	September 30, 2006	October 1, 2005
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$36.5	$47.1
Net cash used in investing activities	(61.0)	(56.5)
Net cash provided by (used in) financing activities	9.7	(3.6)

Operating Activities

Net cash provided by operating activities was $36.5 million during 2006, a $10.6 million decrease from the $47.1 million provided by operating activities during 2005. The decrease in cash provided by operating activities was primarily attributable to the Company’s reduced gross profit generated from sales activities and the cash costs incurred related to the restructuring and plant realignment and the abandoned acquisition costs during the first nine months of fiscal 2006 versus the comparable period of 2005. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 1 of Part 1 to this Quarterly Report on Form 10-Q.

The Company had working capital of approximately $162.4 million at September 30, 2006 compared with $173.4 million at December 31, 2005. Accounts receivable at September 30, 2006 was $129.3 million as compared to $120.7 million at December 31, 2005, an increase of $8.6 million. Accounts receivable represented approximately 47 days of sales outstanding at September 30, 2006, compared to 46 days of sales at December 31, 2005. Inventories at September 30, 2006 were $130.2 million, an increase of $10.5 million from inventories at December 31, 2005 of $119.7 million. The Company had inventory representing approximately 55 days of cost of sales on hand at September 30, 2006, compared to 54 days of cost of sales on hand at December 31, 2005. Accounts payable at September 30, 2006 was $92.4 million as compared to $82.4 million at December 31, 2005, an increase of $10.0 million. Accounts payable represented approximately 39 days of cost of sales outstanding at September 30, 2006 compared to 37 days of cost of sales outstanding at December 31, 2005. The dollar increases in accounts receivable, inventories and accounts payable in 2006 versus 2005 were primarily related to the increases in raw material costs and sales volumes.

The Company’s restructuring and plant realignment activities are discussed in Note 3 “Business Restructuring” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant and other European consolidation efforts of $0.2 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $2.3 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.5 million. Additionally, during the first fiscal quarter of 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and subject to approval by Canadian regulatory authorities, the Company may incur a settlement loss associated with employees who have elected to exit the plan. Any loss associated with the partial settlement of the defined benefit pension plan will be recognized at such time as the settlement occurs, which is dependent upon governmental approval and upon fulfillment by the Company of its funding requirements associated with the future settlement. On a proforma basis, had such partial settlement occurred as of June 1, 2006, the date of the latest actuarial estimate, the Company estimates that a settlement loss would have been incurred in the amount of approximately $3.7 million as of that date. The Company currently estimates that funding required in connection with the partial settlement will approximate $2.5 million.

Investing and Financing Activities

Cash used for investing activities amounted to $61.0 million and $56.5 million in the first nine months of 2006 and 2005, respectively. Capital expenditures during 2006 totaled $63.3 million, an increase of $6.4 million from capital spending of $56.9 million in 2005. A significant portion of the capital expenditures in 2006 related to the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina. In addition, investing activities during 2006 and 2005 included proceeds from the sale of assets of $2.7 million and $0.4 million, respectively.

Cash provided by financing activities amounted to $9.7 million in the first nine months of 2006, compared to $3.6 million of cash used in financing activities in the first nine months of 2005. In 2006, the Company borrowed, on a net basis, $6.2 million of debt whereas the Company repaid, on a net basis, $3.6 million of debt during 2005. Additionally, during the first nine months of 2006 the Company received an advance of $3.8 million from an equipment supplier, which proceeds have been designated for specific future capital projects. See Note 18 “Settlement Agreements” to the Consolidated Financial Statements included in in Item 1 of Part I to this Quarterly Report on Form 10-Q for additional information on the advance from the supplier.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the first quarter of 2001. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Company does not currently anticipate paying dividends on its common stock in future periods.

On January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock, as described below. As a result, total accrued and paid-in-kind dividends amounted to approximately $28.0 million in the first nine months of fiscal 2005. However, as all PIK Preferred Shares were redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no further dividends on the PIK Preferred Shares will be paid.

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

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the debt covenants under the current Credit Facility at September 30, 2006. However, effective with the end of the fiscal quarter ending December 30, 2006, the leverage ratio requirement, as defined in the Credit Facility, steps down and becomes more restrictive than the current requirement. Because of the lower-than-expected level of performance, combined with the significant dollars expended on the capital programs, the restructuring and plant realignment initiatives and the abandoned acquisition, the Company expects increased pressure on the Company’s ability to remain in compliance with the leverage ratio requirement for future periods. While the Company expects improved operating performance in the fourth quarter of fiscal 2006 and to efficiently manage debt levels at the fiscal year-end, compliance with the leverage ratio requirement as of December 30, 2006 is not assured. The Company’s current estimate of the leverage ratio as of December 30, 2006 approximates the minimum requirement to meet the leverage ratio required under the Credit Facility as of that date without the existence of significant margin for variance as has been the case in prior periods. As such, the Company intends to approach its lending group to seek an amendment to certain definitions and covenant levels in its Credit Agreement to provide additional financial flexibility and mitigate the risk of potential default in future periods.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and, beginning with fiscal 2006, the first-lien term loan requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility, and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability in the Consolidated Balance Sheet included in Item 1 of Part I to this Quarterly Report on Form 10-Q. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2005 due to the magnitude of the major capital expenditure projects and any excess cash flow requirement with respect to fiscal 2006 is not expected to be significant.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had $6.5 million of outstanding borrowings at September 30, 2006 under the revolving credit facility. As of September 30, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $7.1 million. None of these letters of credit have been drawn on at September 30, 2006. Average daily borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period of January 1, 2006 to September 30, 2006 were $19.9 million at an average rate of 7.64%.

Additionally, in accordance with the terms of the Credit Facility, the Company has maintained a position in a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement has been maintained in accordance with the terms of the Credit Facility and it terminates on May 8, 2007.

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

In June 2006, one of the Company’s subsidiaries, Fabpro Oriented Polymers, Inc. (“Fabpro”) entered into an asset purchase agreement relating to the sale of certain assets for $2.3 million and a supply and marketing rights agreement (“supply agreement”) with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

The Company continues to evaluate opportunities to consolidate operations, primarily in the more mature markets of the U.S. and Europe, in an effort to improve the profitability of certain of the Company’s older assets. Such consolidation efforts, if and when approved by the Company, could result in material non-cash charges for the write-offs of assets not retained in the operations. Also, such consolidation efforts could include material cash costs related to such restructuring activities.

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company on October 19, 2006 announced that it had made further commitments to expand its worldwide capacity through the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina.

The Company relies on its ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans. In the event that the Company is able to maintain compliance with its debt covenants, as described above, the Company believes that such sources of funds are sufficient to meet its long-term needs.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first nine months of both 2006 and 2005. However, the Company continues to be impacted significantly by raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision, entitled SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), is effective for all awards granted, modified, repurchased or canceled after June 15, 2005 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. In April 2005, the Securities and Exchange Commission issued a final rule that registrants must adopt SFAS No. 123(R)’s fair value method of accounting no later than the beginning of the fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective transition method. The grant date fair value was estimated using the Black-Scholes model. Under the modified prospective transition method, all new grants and any unvested portion of prior awards as of January 1, 2006 have been measured based on the fair-value-based method of accounting. The impact of adopting SFAS No. 123(R) has resulted in marginally lower compensation costs than previously recognized under the Company’s historically-used accounting principles. The proforma effect of utilizing SFAS No. 123(R) on the financial results for the three and nine months ended October 1, 2005 is disclosed in Note 1 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement amends earlier guidance and requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. In addition, SFAS No. 154 requires that a change in the method of depreciation or amortization for a long-lived, non-financial asset be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has completed its evaluation of the impact that the adoption of SFAS No. 154 could have and has concluded that such impact is not significant to its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. This standard creates a fair value hierarchy with assigns types of inputs to each level within the hierarchy. SFAS No. 157 also provides guidance for an expanded set of disclosure requirements related to fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the new guidance.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheets, with changes in the plan’s funded status recognized as an element of other comprehensive income. This standard also requires that the measurement of a plan’s funded status be as of the date of the employers’ balance sheet. SFAS No. 158 also amends certain of the previous disclosure requirements related to these plans and is effective for fiscal years ending after December 15, 2006. The Company does not expect the new guidance to have a significant impact on its financial position or results of operations.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company, beginning in 2004, sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At September 30, 2006, a reserve of $7.7 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of September 30, 2006, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments, including goodwill, in the foreseeable future. However, should current conditions deteriorate, this may impact our future cash flow estimates, resulting in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

Additionally, the Company continues to evaluate opportunities to consolidate operations, primarily in the more mature markets of the U.S. and Europe, in an effort to improve the profitability of certain of the Company’s older assets. Such consolidation efforts, if and when approved by the Company, could result in material non-cash charges for the write-offs of assets not retained in the operations.

Restructuring and plant realignment costs:   The Company accounts for exit, disposal and relocation costs in accordance with FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). In accordance with SFAS No. 146, the Company establishes a liability for a cost associated with an exit or disposal activity at fair value when the liability is incurred, which is when the definition of a liability in FASB Concepts Statement No. 6 “Elements of Financial Statements”, is met. Charges incurred for restructuring and plant realignment costs, as well as adjustments to, and reversals of, amounts initially established are reflected in “Restructuring and plant realignment costs” in the Consolidated Statements of Operations.

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

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first nine months of both 2006 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business moved against the U.S. dollar and had an unfavorable impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk. However, in most foreign operations, there is a natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. However, due to the foreign currency losses sustained in the first nine months of fiscal 2006, resulting from the devaluation of the Colombian and Mexican pesos to the U.S. dollar, the Company is reconsidering its hedge strategy with respect to the Latin American operations. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material cost and the time that the Company is able to pass the increase on to its customers. Raw material costs as a percentage of sales have increased from 50.8% in the three months ended October 1, 2005 to 54.7% in the three months ended September 30, 2006.

In August and September of 2005, Hurricanes Katrina and Rita hit the Gulf Coast area, temporarily shutting down a number of refineries and chemical processing sites of certain raw material suppliers for the Company’s North and South American operations. As a result, while supplies were tight in the fourth quarter of 2005, raw materials continued to be available to the Company, but at significantly higher prices. The Company, where allowable based on contract terms, had attempted to raise its selling prices to mitigate the sharp increase in raw materials. Raw material costs decreased slightly since late December 2005 through the end of the first quarter of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. In the second and third quarters of fiscal 2006, raw material costs have increased from most of the Company’s suppliers in response to certain global economic factors, including the escalating price of oil. However, the Company currently expects a reduction in raw material costs in the fourth quarter of fiscal 2006.

To the extent the Company is not able to pass along cost increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $3.5 million, on an annualized basis, in its reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

Under the direction of our Interim Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

B. Changes in Internal Control over Financial Reporting

In our report for the quarterly period ended July 1, 2006, management identified a deficiency in the Company’s internal control over financial reporting associated with documentation for complex contracts and agreements. Management’s determination resulted from the identification of certain contracts and agreements for which adequate documentation was not in place to support material changes in contract terms, nor to allow for the appropriate consideration of the economic substance of the contracts and agreements. This control deficiency could have resulted in a misstatement of the Company’s results of operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company concluded that this control deficiency constituted a material weakness.

During the quarterly period ended September 30, 2006, the Company’s management and Board of Directors have remediated this material weakness by developing new policies and procedures regarding the documentation of complex contracts, and by implementing a delegation of authority that requires a more formal review and approval of documentation for complex contracts and agreements by experienced accounting and legal personnel.

Other than as described above, there were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The risk factor which was added in our report for the quarterly period ended July 1, 2006, has been removed as the Company has taken the necessary steps to remediate the material weakness reported therein by developing new policies and procedures regarding the documentation of complex contracts, and by implementing a delegation of authority that requires a more formal review and approval of documentation for complex contracts and agreements by experienced accounting and legal personnel.

The risk factor immediately following, which was not included in our 2005 Annual Report on Form 10-K, is being included herein to provide disclosure related to changes in the Company’s risk factors since the Company filed its 2005 Annual Report on Form 10-K. See the Company’s 2005 Annual Report on Form 10-K for an expanded description of other risks facing the Company.

Non-compliance with covenants contained in the Credit Facility, without waiver or amendment from the lenders of the Credit Facility, could adversely affect our ability to borrow under the Credit Facility.

The Company’s Credit Facility contains certain financial covenants, including a leverage ratio and an interest expense coverage ratio. The Company may not be able to satisfy these ratios, especially if operating results fall below management’s expectations, which expectations are that the covenants would be met. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of Part I of this Quarterly Report on Form 10-Q for a discussion of the Credit Facility. A breach of any of these covenants or the Company’s inability to comply with the required financial ratios could result in a default under the Credit Facility, unless the Company is able to remedy any default within the allotted cure period or obtain the necessary waivers or amendments to the Credit Facility. In the event of any default not waived, and subject to appropriate cure periods as provided for in the Credit Agreement, the lenders under the Credit Facility could elect to not lend any additional amounts to the Company and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If the Company is unable to repay the borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes.

See the Company’s 2005 Annual Report on Form 10-K for an expanded description of other risks facing the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2006, 2,194 shares of the Company’s Class B Common Stock were converted into 2,194 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on section 3(a)(9) of the Securities Exchange Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Severance Agreement dated October 31, 2006 between James L. Schaeffer and Polymer Group, Inc.
10.2	Separation Agreement dated November 7, 2006 between James Snyder and Polymer Group, Inc.
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: November 9, 2006	By:	/s/ WILLIAM B. HEWITT
William B. Hewitt Interim Chief Executive Officer

Date: November 9, 2006	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III Chief Financial Officer