Form 10-K
period 2006-12-30
POLYMER GROUP INC
filed 2007-03-14
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9335 Harris Corners Parkway, Suite 300	28269
Charlotte, North Carolina	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (704) 697-5100

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Company’s voting stock held by non-affiliates as of July 1, 2006 was approximately $140.4 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Registrant’s common equity. As of March 5, 2007, there were 19,128,253 shares of Class A common stock, 130,654 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

Portions of the Registrant’s Notice of 2007 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2006

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

Fresh Start Accounting

In connection with Polymer Group, Inc.’s (the “Company” or “Polymer Group”) Chapter 11 reorganization, the Company has applied fresh start accounting to its Consolidated Balance Sheet as of March 1, 2003 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as promulgated by the AICPA (Reference Item 1 in the Business section for additional information regarding the Company’s Chapter 11 reorganization). Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. On March 5, 2003, the Company emerged from Chapter 11. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

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

Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal 2006 ended December 30, 2006 and included the results of operations for a fifty-two week period. Fiscal 2005 ended December 31, 2005 and included the results of operations for a fifty-two week period. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period. References herein to “2006,” “2005,” and “2004,” generally refer to fiscal 2006, fiscal 2005 and fiscal 2004, respectively, unless the context indicates otherwise.

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

The Company and each of its domestic subsidiaries filed voluntary petitions for Chapter 11 reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the “Bankruptcy Court”) on May 11, 2002 (April 25, 2002 as to Bonlam (S.C.), Inc.). Upon having its Modified Plan, as defined (the “Modified Plan”), approved by the Bankruptcy Court on January 16, 2003, the Company emerged from the Chapter 11 process effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003 and adopted “fresh-start accounting” as of that date. The Company’s emergence from Chapter 11 resulted in a new reporting entity, with the reorganization value of the Company allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence. The initial allocation was based on preliminary estimates and has been revised as more recent information was received, as deemed appropriate, under generally accepted accounting principles in the United States. The revisions are reflected in the amounts included herein. References to “Predecessor” refer to the old Polymer Group and its subsidiaries on and prior to March 1, 2003 and references to “Successor” refer to Polymer Group and its subsidiaries on or after March 2, 2003, after giving effect to the implementation of fresh start accounting.

Recent Developments

In 2006, the Company continued its efforts to strengthen its balance sheet and reaffirm its global leadership position in the industry. These items are discussed in more detail throughout this report, with highlights presented below to assist the reader:

•       continuing to expand the Company’s global business presence as it initiated commercial operations and ramped up sales from its new state-of-the-art spunbond lines in Cali, Columbia, Suzhou, China and Mooresville, North Carolina as well as announcing an additional spunmelt expansion project in Argentina that is expected to begin commercial operations in late fiscal 2007;

•       initiating the restructuring and reorganization of certain of the Company’s operations, especially in the more developed markets of the United States, Europe and Canada to lower operating costs and improve overall financial performance; and

•       securing an amendment to the Company’s long-term debt in December 2006 to provide additional financial flexibility by amending the total leverage and interest expense coverage covenants as well as the definition of several terms.

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

The Company operates twenty-one manufacturing and converting facilities (including its joint venture/partnership-type operations in Argentina and China) located in nine countries. The Company believes that the quality of its manufacturing operations and the breadth of its nonwovens process technologies give it a competitive advantage in meeting the needs of its customers and in leading the development of an expanded range of applications. The Company has invested in advanced technologies in order to increase capacity, improve quality and develop new high-value fabric structures. Working as a developmental partner with its major customers, the Company utilizes its technological capabilities and depth of research and development resources to develop and manufacture new products to specifically meet their needs.

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

Industry Overview

The Company competes primarily in the worldwide nonwovens market, which is approximately a $17.0 billion market with an average annual growth rate of 7.0-8.0% expected over each of the next five years, according to certain industry sources. The nonwovens industry began in the 1950’s when paper, textile and chemical technologies were combined to produce new fabrics and products with the attributes of textiles but at a significantly lower cost. Today, nonwovens are used in a wide variety of consumer and industrial products as a result of their superior functionality and relatively low cost.

The nonwovens industry has benefited from substantial improvements in technology over the past several years, which have increased the number of new applications for nonwovens and, therefore, increased demand. The Company believes, based on certain industry sources, that demand in the developed markets of North America, Western Europe and Japan will increase at an average rate of 3.0-4.0% in each of the next five years, while the emerging markets are forecasted to grow at an average rate of 13.0-14.0% per annum. In the developed markets, growth is expected to be driven primarily by new applications for nonwovens and by underlying market growth. Growth in the emerging markets should be driven primarily by increased penetration of disposable products as per capita income rises, and by higher amounts of nonwovens used per application for such products as diapers, as these products become more sophisticated over time. The Company believes that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets at a lower cost than alternative materials. Additionally, the Company’s growth rate may differ from the industry averages depending upon the regions the Company chooses to operate in and the technology available to the Company.

Nonwovens are categorized as either disposable (approximately 58.5% of worldwide industry sales with an average annual growth rate of 7.0-8.0%, according to industry sources) or durable (approximately 41.5% of worldwide industry sales and an average annual growth rate of 5.0-6.0%, according to industry sources). The composition of disposable products in emerging regions is expected to increase over the next five years as the growth rate for disposable products is expected to exceed that of durable products. The Company primarily competes in disposable products. The largest end uses for disposable nonwovens are for applications that include disposable diapers, feminine sanitary protection, baby wipes, adult incontinence products, and healthcare applications, including surgical gowns, drapes and wound care sponges and dressings. Other disposable end uses include wipes, filtration media, protective apparel and fabric softener sheets. Durable end uses include apparel interlinings, furniture and bedding, construction sheeting, cable wrap, electrical insulation, automotive components, geotextiles, roofing membranes, carpet backing, agricultural fabrics, and coated and laminated structures for wall coverings and upholstery.

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

Business Strategy

The Company’s goals are to grow its core businesses while developing new technologies to capitalize on new product opportunities and expand in key geographic markets. The Company strives to be a leading supplier in its chosen markets by delivering high-quality products and services at competitive prices. The Company is committed to continuous improvements throughout its business to increase product value by incorporating new materials and operating capabilities that enhance or maintain performance specifications. The Company seeks to expand its capabilities to take advantage of the penetration and growth of its core products internationally, particularly in emerging countries.

The Company develops, manufactures and sells a broad array of products. Sales are focused in two operating divisions: “Nonwovens” and “Oriented Polymers” that provide opportunities to leverage the Company’s advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Nonwovens Division

The Nonwovens division develops and sells products in various consumer and industrial markets. Major markets served by this division include hygiene, industrial, medical and wiping. Nonwovens division sales were approximately $848.3 million, $763.7 million and $672.6 million, of the Company’s consolidated net sales for fiscal 2006, 2005 and 2004, respectively, and represented approximately 83%, 80% and 80% of total Company net sales in each of those years.

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

Oriented Polymers Division

The Oriented Polymers division provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap for synthetic cotton and fibers, steel and aluminum wrap, coated bags for specialty chemicals and mineral fibers. Oriented Polymers division sales were approximately $173.3 million, $185.1 million and $172.5 million for fiscal 2006, 2005 and 2004, respectively, and represented approximately 17%, 20% and 20% of total Company net sales in each of those years.

Marketing and Sales

The Company sells to customers in the domestic and international marketplace. Approximately 46%, 20%, 18%, 11% and 5% of the Company’s 2006 net sales were from manufacturing facilities in the United States, Latin America, Europe, Canada and Asia, respectively. The Procter & Gamble Company, which is the Company’s largest customer, accounted for 13%, 14% and 12% of the Company’s net sales in 2006, 2005 and 2004, respectively. Sales to the Company’s top 20 customers represented approximately 51%, 51% and 45% of the Company’s net sales in 2006, 2005 and 2004, respectively.

The Company generally employs direct sales representatives who are active in the Company’s new product development efforts and are strategically located in the major geographic regions in which the Company’s products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to the Company’s products and distributors service the small order size requirements typical of many end users.

Manufacturing Processes

General.   The Company’s competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow the Company to offer its customers the best-suited product for each respective application. Additionally, the Company has made significant capital investments in modern technology and has developed proprietary processes and manufacturing techniques. The Company believes that it exceeds industry standards in productivity, reduction of variability and delivery lead-time. The Company has a wide range of manufacturing capabilities that allow it to produce specialized products that, in certain cases, cannot be reproduced in the market. Substantially all of the Company’s manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

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

The Company recently developed a Spinlace® fabric, which is targeted as a high-performance, cost-effective engineered material for the wipes and other markets. The fabric is made through an internally developed process that combines spunbonding, airlaid and hydroentanglement techniques without the use of cards. This nonwoven material is stronger, more absorbent and can incorporate three-dimensional images at lower weights and with a better value proposition than traditional manufacturing methods.

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

Competition

The Company’s primary competitors in its nonwoven product markets are E.I. du Pont de Nemours & Co., Fiberweb plc, Avgol LTD., First Quality Enterprises, Inc., Grupo Providencia and Mitsui Chemicals, Inc. Japan and Intertape Polymer Group Inc. and Propex Fabrics, Inc. for oriented polymer products. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

The primary raw materials used to manufacture most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. These primary raw materials are available from multiple sources and the Company purchases such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts containing price escalation clauses which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material cost and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company’s cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $4.0 million on an annualized basis in its reported pre-tax operating income. The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets have decreased slightly since late December 2005 through the end of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. However, raw material costs in North America have not returned to their pre-fourth quarter of fiscal 2005 levels. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. Nonetheless, there can be no assurance that the prices of polypropylene, polyethylene and polyester will not substantially increase in the future, or that the Company will be able to pass on any increases to its customers not covered by contracts with price escalation clauses. Material increases in raw material costs that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K and “Raw Material and Commodity Risks” included in Item 7A of Part II to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on the Company’s operations in 2006, 2005 and 2004.

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

Patents and Trademarks

The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company has over 185 trademarks worldwide, over 500 patents and pending patent applications worldwide and maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection.

Inventory and Backlogs

Inventories at December 30, 2006 were $132.5 million, an increase of $12.8 million from inventories of $119.7 million at December 31, 2005. The increase in total inventory during 2006 versus 2005 primarily relates to the increases in raw material costs, and the growth in sales attributable to the addition of new facilities, during the current year. The Company had approximately 54 days of inventory on hand at both December 30, 2006, and at December 31, 2005. Unfilled orders as of December 30, 2006 and December 31, 2005 amounted to approximately $80.5 million and $65.4 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, the Company does not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

The Company’s investment in research and development approximated $12.5 million, $11.5 million and $11.2 million during 2006, 2005 and 2004, respectively.

Seasonality

Use and consumption of the Company’s products do not fluctuate significantly due to seasonality.

Employees

As of December 30, 2006, the Company had approximately 3,471 employees. Of this total, approximately 1,314 employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 25% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year. There were no known unionizing attempts during fiscal 2006. The Company believes that it generally has good relationships with both its union and non-union employees.

Business Restructuring

The Company in fiscal 2006 initiated business restructuring and reorganization efforts in the United States, Europe and Canada, involving corporate consolidations, manufacturing initiatives and workforce reductions.

In 2006, the restructuring efforts were principally associated with (a) the Company’s initial steps in the restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant, which resulted in the reduction of 19 employees and a charge of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte,

North Carolina in the amount of $3.0 million; and (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million associated with the reduction of 26 employees.

Additionally, on January 3, 2007, the Company approved a plan to close its Rogers, Arkansas and Gainesville, Georgia plants in the United States and transfer portions of the business to other locations in North America and Asia. The restructuring plan included the reduction of approximately 170 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $5.5 million to $6.0 million during fiscal 2007. The consolidation efforts, which are expected to be completed by the end of the third quarter of fiscal 2007, are expected to result in improved profitability and a more efficient cost structure, with cash fixed costs expected to be reduced by approximately $4.0 mllion to $6.0 million on an annualized basis. Additionally, the Company anticipates proceeds of approximately $4.0 million to $5.0 million from the sale of idled facilities and equipment.

Cash outlays associated with the Company’s business restructuring and reorganization approximated $5.3 million, $0.4 million and $5.9 million in fiscal years 2006, 2005 and 2004, respectively.

Debt Structure and Refinancing

On November 22, 2005, the Company refinanced its then outstanding bank debt with a new Credit Facility (the “Credit Facility”) and entered into Amendment No. 1, dated as of December 8, 2006, to the Credit Facility, which provided the Company with additional financial flexibility. The Company’s Credit Facility consists of a $45.0 million secured revolving credit facility that matures on November 22, 2010 and a $410.0 million first-lien term loan that matures on November 22, 2012. See “Liquidity Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K for additional details.

Capital Expansion

During the two year period ended December 30, 2006 the Company has been engaged in a major capital expansion program which included adding new spunmelt capacity in Cali, Colombia, in Mooresville, North Carolina and in Suzhou, China. Capital expenditures during this period totaled $147.1 million and consisted of the aforementioned three new spunmelt facilities, maintenance capital spending and certain other smaller projects. The new capacity installations were expected to be the basis of a significant improvement in sales and profitability and the Company continues to believe such improvements will be achieved.

The Cali line, which was installed in the latter part of fiscal 2005, experienced several quarters of suboptimal manufacturing performance associated with equipment issues which hindered production output and sales. These issues have been resolved and the Cali line performed at expected levels in the second half of fiscal 2006.

The Mooresville line initiated production in the latter part of the second quarter of fiscal 2006 and has performed within expected levels since its start up. The Mooresville line was ramping up and continuing the qualification process for new sales programs during the third quarter of fiscal 2006 and performed at planned levels from a productivity and profitability perspective in the fourth quarter of fiscal 2006.

The Suzhou line initiated operations in the latter part of the third quarter of fiscal 2006 and commenced production without any significant manufacturing complications. The line continued to ramp up in the fourth quarter of 2006 and continued the qualification process for high grade finished medical fabrics. As such, the Suzhou line only contributed marginally to sales and profitability during the fourth quarter of fiscal 2006. The Company expects that these three new spunmelt facilities will be significant contributors to sales and profitability in fiscal 2007.

Additionally, the Company has announced the construction of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina which is expected to initiate operations in the fourth quarter of fiscal 2007.

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

As of December 30, 2006, the Company’s consolidated indebtedness outstanding was approximately $411.2 million and for fiscal 2006, its interest expense, net plus the interest costs capitalized amounted to $32.3 million. The Company’s substantial level of current indebtedness, as well as any additional indebtedness the Company may draw under the unused portions of the Credit Facility, combined with a potential downturn in business due to economic or other factors beyond its control, increases the possibility that the Company may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness. The Company’s substantial debt could increase its vulnerability to general economic downturns and adverse competitive and industry conditions by limiting its flexibility to plan for, or to react to, changes in its business and in the industry in which the Company operates. This limitation could place the Company at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

The Company’s variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

In accordance with the terms of the Credit Facility, the Company has maintained a cash flow hedge to lessen its exposure to interest rate fluctuations. However, approximately 48% of the Company’s exposure to variable interest rates under the Credit Facility is not hedged and will bear interest at floating rates. As a result, a modest interest rate increase could result in a substantial increase in interest expense.

To service its indebtedness and fund its capital expenditures the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

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

The Company’s Credit Facility contains certain financial covenants, including a leverage ratio and an interest expense coverage ratio. The Company may not be able to satisfy these ratios, especially if operating results fall below management’s expectations, which expectations are that the covenants would be met. A breach of any of these covenants or the Company’s inability to comply with the required financial ratios could result in a default under the Credit Facility, unless the Company is able to remedy any default within the allotted cure period or obtain the necessary waivers or amendments to the Credit Facility. In the event of any default not waived, and subject to appropriate cure periods as provided for in the Credit Agreement, the lenders under the Credit Facility could elect to not lend any additional amounts to the Company and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If the Company is unable to repay the borrowings with respect to the Credit Facility when due, the lenders could proceed against their collateral, which consists of (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes.

Because a significant number of its employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew its collective bargaining agreements could disrupt the Company’s business.

As of December 30, 2006, approximately 38% of the Company’s employees are represented by labor unions or trade councils and work under collective bargaining agreements. Approximately 25% of the Company’s labor force is covered by collective bargaining agreements that expire within one year. The Company may not be able to maintain constructive relationships with these labor unions or trade councils. The Company may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt the Company’s business. Any such disruption could in turn reduce its revenue from sales, increase its costs to bring products to market and result in significant losses.

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

The Company’s manufacturing facilities in the United States accounted for 46% of net sales for fiscal 2006, with facilities in Europe, Latin America, Canada and Asia accounting for 54%. As part of its growth strategy, the Company may expand operations in existing or other foreign countries. The Company’s foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws, reduced protection of intellectual property in some countries outside of the United States and regulatory policies and various trade restrictions. All of these risks could have a negative impact on the Company’s ability to deliver products to customers on a competitive and timely basis. This could reduce or impair the Company’s net sales, profits, cash flows and financial position. The Company has not historically hedged its exposure to foreign currency risk.

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

The Company’s success depends, in part, on its ability to protect its unique technologies and products against competitive pressure and to defend its intellectual property rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect the Company’s market share and results of operations. The Company considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. The Company has over 185 trademarks worldwide, over 500 patents and pending patent applications worldwide and maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent protection. The Company may not receive patents for all its patent applications and existing or future patents that the Company receives or licenses may not provide competitive advantages for its products. Its competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that the Company receives or licenses. In addition, patent rights may not prevent the Company’s competitors from developing, using or selling products that are similar or functionally equivalent to its products. The loss of protection for the Company’s intellectual property could reduce the market value of its products, reduce product sales, lower its profits, and impair its financial condition.

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

Risks Related to the Company’s Industries

Because the specialized markets in which the Company sells its products are highly competitive, the Company may have difficulty growing its business year after year.

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

A significant amount of the Company’s products are sold to a relatively small number of large volume customers. Sales to Procter & Gamble Company represented approximately 13% of its net sales in fiscal 2006. Sales to its top 20 customers represented approximately 51% of the Company’s net sales in fiscal 2006. As a result, a decrease in business from, or the loss of, any large volume customer such as Procter & Gamble could materially reduce the Company’s product sales, lower its profits and impair its financial condition.

Increases in prices for raw materials or the unavailability of raw materials could reduce the Company’s profit margins.

The primary raw materials used to manufacture most of the Company’s products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. To the extent that the Company is able to pass at least a portion of raw material price increases to some of its customers, there is often a delay between the time the Company is required to pay the increased raw material price and the time the Company is able to pass the increase on to its customers. To the extent the Company is not able to pass along all or a portion of such increased prices of raw materials, the Company’s cost of goods sold would increase and its operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $4.0 million on an annualized basis in its reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that the Company will be able to pass on any increases to its customers not covered by contracts with price escalation clauses. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s profit margins, results of operations and financial condition. In addition, the loss of any of its key suppliers in the short-term could disrupt its business until the Company secures alternative supply arrangements or alternative suppliers were qualified with customers.

In response to changing market conditions the Company may decide to restructure certain of its operations resulting in additional cash restructuring charges and asset impairment charges

The Company reviews its business on an ongoing basis relative to current and expected market conditions, attempting to match its production capacity and cost structure to the demands of the markets in which it participates, and strives to continuously streamline its manufacturing operations consistent with world-class standards. Accordingly, in the future the Company may or may not decide to undertake certain restructuring efforts to improve its competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the  prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. The Company actively and continuously pursues initiatives to prolong the useful life of its long-lived assets through product and process innovation. To the extent further decisions are made to improve the Company’s long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

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

Location	Principal Function
Nonwovens U.S.
North Little Rock, Arkansas	Manufacturing and Warehousing
Rogers, Arkansas (2)	Manufacturing and Warehousing
Gainesville, Georgia(1) (2)	Manufacturing and Warehousing
Landisville, New Jersey	Manufacturing and Warehousing
Benson, North Carolina	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Mooresville, North Carolina	Manufacturing and Research and Development
Waynesboro, Virginia	Manufacturing, Warehousing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Nonwovens Europe
Bailleul, France	Manufacturing, Marketing, Warehousing, Research and Development and Administration
Neunkirchen, Germany	Manufacturing and Warehousing
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Nonwovens Latin America
Buenos Aires, Argentina(3)	Manufacturing, Sales, Marketing, Warehousing and Administration
Cali, Colombia	Manufacturing, Sales, Marketing, Warehousing and Administration
San Luis Potosi, Mexico	Manufacturing, Sales, Warehousing, Marketing and Administration
Nonwovens Asia
Nanhai, China(4)	Manufacturing, Sales, Marketing, Warehousing and Administration
Suzhou, China	Manufacturing, Sales, Marketing, Warehousing and Administration
Oriented Polymers Division
Kingman, Kansas	Manufacturing, Marketing, Warehousing and Administration
Guntown, Mississippi(1)	Converting and Warehousing
Portland (Clackamas), Oregon	Manufacturing
Clearfield, Utah(1)	Manufacturing, Marketing and Warehousing
North Bay, Ontario	Manufacturing, Marketing, Warehousing and Administration
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec(1)	Sales, Marketing and Administration
Corporate Offices
Charlotte, North Carolina(1)	Sales, Marketing and Administration

(1)            Leased.

(2)            The Company has announced its intention to close these facilities, and transfer portions of the business to other locations in its global operations.

(3)            60% interest in a joint venture/partnership-type arrangement (Dominion Nonwovens Sudamerica S.A.) with Guillermo Enrique Kraves.

(4)            Primarily an 80% interest in a joint venture/partnership-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

Capacity utilization during 2006 varied by geographic locations and manufacturing capabilities. However, it can be generally stated that most of the facilities operated moderately below capacity.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served with a lawsuit by a customer alleging breach of contract and other charges. The discovery phase is continuing and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Therefore, management is not able to estimate the amount of such loss, if any, at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 5, 2003, the Company’s Class A and Class B Common Stock have been trading on the over-the-counter electronic bulletin board (the “OTCBB”) under the symbols “POLGA” and “POLGB,” respectively. The Company’s common stock is divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B Common Stock trade on the OTCBB. No shares of Class D or Class E Common Stock are outstanding. There is no established trading market for the Class C Common Stock and, as such, no ticker symbol has been assigned to the Class C Common Stock. The Class B Common Stock is convertible to Class A Common Stock and, accordingly, the Class B Common Stock trades on a comparable basis to the Class A Common Stock. The following table sets forth for fiscal 2006 and 2005 the high and low bids for the Company’s Class A Common Stock:

	2006		2005
	High	Low	High	Low
First Quarter	$27.30	$22.25	$24.00	$17.20
Second Quarter	28.50	24.95	25.65	21.00
Third Quarter	26.00	21.06	29.40	22.35
Fourth Quarter	26.50	25.30	25.50	23.25

The Company did not pay any dividends on its common stock during fiscal years 2006 or 2005. The Credit Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Credit Facility.

As of March 5, 2007, there were 60, 334 and one registered holders of record of the Company’s Class A, Class B and Class C Common Stock, respectively.

PERFORMANCE GRAPH

The following graph compares the Company’s cumulative total stockholder return since April 2, 2003 (the Company emerged from bankruptcy on March 5, 2003 and data regarding the Company’s stock price was not available until April 2, 2003) with the Russell 2000 Index and with selected companies that the Company believes are similar to the Company (the “Peer Group”). The Company’s Peer Group is comprised of the following companies: Intertape Polymer Group, Inc., Lydall Corporation, Millipore Corporation, Pall Corporation and Buckeye Technologies, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG POLYMER GROUP,
RUSSELL 2000 INDEX AND PEER GROUP INDEX(1)

(1)            Assumes $100 invested on April 2, 2003, all dividends reinvested and all fiscal years ending on December 31.

	4/02/2003	6/30/2003	9/30/2003	12/31/2003	3/31/2004	6/30/2004
POLYMER GROUP	100.00	50.00	46.25	62.50	112.50	109.17
PEER GROUP INDEX	100.00	113.97	115.48	131.96	132.30	138.45
RUSSELL 2000 INDEX	100.00	122.99	133.78	152.77	161.93	162.96

	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
POLYMER GROUP	95.83	158.33	199.58	213.75	212.50	199.92
PEER GROUP INDEX	137.73	155.98	157.64	135.78	129.32	139.84
RUSSELL 2000 INDEX	157.84	179.50	169.44	176.22	183.97	185.46

	3/31/2006	6/30/2006	9/29/2006	12/31/2006
POLYMER GROUP	224.17	212.25	214.58	212.92
PEER GROUP INDEX	156.81	147.80	157.83	178.30
RUSSELL 2000 INDEX	210.78	199.76	200.01	217.12

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial information of the Company for periods both before and after emerging from the Chapter 11 process on March 5, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on March 1, 2003. Therefore, the Consolidated Balance Sheets and related information as of December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 and the Consolidated Statement of Operations and related information for the fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005 and the ten months ended January 3, 2004 are referred to as “Successor” and reflect the effects of the reorganization and the principles of fresh start accounting. Periods presented prior to March 1, 2003 have been referred to as “Predecessor”. The statement of operations data for each of the periods presented in the five years ended December 30, 2006 and the balance sheet data as of December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004 and December 28, 2002 have been derived from audited consolidated financial statements, except for the balance sheet data as of March 1, 2003, which is unaudited. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K and the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K.

	Successor				Predecessor
				Ten Months	Two Months	Fiscal Year
	Fiscal Year Ended			Ended	Ended	Ended
	December 30,	December 31,	January 1,	January 3,	March 1,	December 28,
	2006	2005	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$1,021,608	$948,848	$844,734	$644,893	$132,895	$754,437
Cost of goods sold	865,405	787,369	691,272	531,390	111,110	635,639
Gross profit	156,203	161,479	153,462	113,503	21,785	118,798
Selling, general and administrative expenses	110,406	104,545	99,163	78,682	15,955	100,215
Special charges (credits), net:
Asset impairment charges	26,434	—	2,253	1,207	—	317,898
Other	12,249	9	(11,245)	6,802	4	7,296
Foreign currency (gain) loss, net	1,229	671	2,027	2,773	1,343	(1,059)
Operating income (loss)	5,885	56,254	61,264	24,039	4,483	(305,552)
Other expense (income):
Interest expense, net	29,248	32,617	40,252	49,036	10,665	71,478
Investment (gain) loss, net	—	—	—	(3)	(291)	1,806
Minority interests	3,377	3,784	2,597	2,028	441	1,366
Write-off of loan acquisition costs	—	4,008	5,022	—	—	—
Foreign currency and other (gain) loss, net	517	(948)	667	3,035	91	15,078
Reorganization items, (gain) loss	—	—	—	—	(540,479)	14,873
Income (loss) before income tax expense (benefit)	(27,257)	16,793	12,726	(30,057)	534,056	(410,153)
Income tax expense (benefit)	7,275	9,796	7,994	2,928	1,692	(3,290)
Income (loss) before cumulative effect of change in accounting principle	(34,532)	6,997	4,732	(32,985)	532,364	(406,863)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	12,774
Net income (loss)	(34,532)	6,997	4,732	(32,985)	532,364	(419,637)
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	27,998	5,566	—	—	—
Income (loss) applicable to common shareholders	$(34,532)	$(21,001)	$(834)	$(32,985)	$532,364	$(419,637)
Per Share Data:
Income (loss) before cumulative effect of change in accounting principle per common share—basic	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63	$(12.71)
Income (loss) per share applicable to common shareholders—basic	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63	$(13.11)
Income (loss) before cumulative effect of change in accounting principle per common share—diluted	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63	$(12.71)
Income (loss) per share applicable to common shareholders—diluted	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63	$(13.11)
Cash dividends	$—	$—	$—	$—	$—	$—
Operating and other data:
Cash provided by (used in) operating activities	$66,760	$70,932	$69,896	$33,213	$(12,901)	$35,343
Cash provided by (used in) investing activities	(64,268)	(77,604)	(23,144)	(33,909)	8,820	(10,554)
Cash provided by (used in) financing activities	(1,934)	(2,488)	(28,133)	(10,887)	(14,669)	(15,367)
Gross margin (a)	15.3%	17.0%	18.2%	17.6%	16.4%	15.7%
Depreciation and amortization	$60,663	$57,550	$53,230	$42,620	$8,812	$71,556
Capital expenditures	68,167	78,902	24,791	36,675	3,062	15,379
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$32,104	$30,963	$41,296	$21,336	$31,783	$58,147
Working capital	159,447	173,447	187,338	119,106	172,501	219,905
Total assets	742,097	765,001	754,558	719,062	745,221	811,319
Long-term debt, less current portion	402,416	405,955	403,560	440,992	480,050	478,224
Minority interests	16,654	16,611	14,912	14,151	12,123	11,682
16% Series A convertible pay-in-kind preferred shares	—	—	58,286	—	—	—
Total shareholders’ equity (deficit)	109,096	131,482	73,849	59,200	73,390	(465,914)

Note to Selected Consolidated Financial Data

(a)   Gross margin represents gross profit as a percentage of net sales.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of Part II to this Annual Report on Form 10-K. In addition, it should be noted that the Company’s gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including the Company, include such costs in selling, general and administrative expenses. Similarly, some entities, including the Company, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

During the two year period ended December 30, 2006 the Company has been engaged in a major capital expansion program which included adding new spunmelt capacity in Cali, Colombia, in Mooresville, North Carolina and in Suzhou, China. Capital expenditures during this period totaled $147.1 million and consisted of the aforementioned three new spunmelt facilities, maintenance capital spending and certain other smaller projects. The new capacity installations were expected to be the basis of a significant improvement in sales and profitability and the Company continues to believe such improvements will be achieved.

The Cali line, which was installed in the latter part of fiscal 2005, experienced several quarters of suboptimal manufacturing performance associated with equipment issues which hindered production output and sales. These issues have been resolved and the Cali line performed at expected levels in the second half of fiscal 2006.

The Mooresville line initiated production in the latter part of the second quarter of fiscal 2006 and has performed within expected levels since its start up. The Mooresville line was ramping up and continuing the qualification process for new sales programs during the third quarter of fiscal 2006 and performed at planned levels from a productivity and profitability perspective in the fourth quarter of fiscal 2006.

The Suzhou line initiated operations in the latter part of the third quarter of fiscal 2006 and commenced production without any significant manufacturing complications. The line continued to ramp up in the fourth quarter of 2006 and continued the qualification process for high grade finished medical fabrics. As such, the Suzhou line only contributed marginally to sales and profitability during the fourth quarter of fiscal 2006. The Company expects that these three new spunmelt facilities will be significant contributors to sales and profitability in fiscal 2007.

Additionally, the Company has announced the construction of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina which is expected to initiate operations in the fourth quarter of fiscal 2007.

As discussed herein, in fiscal 2006 the Company incurred special charges (credits), net, including restructuring and plant realignment costs of $7.1 million, abandoned acquisition costs of $4.0 million, non-cash asset impairment charges of $26.4 million, primarily associated with the Company’s restructuring initiatives and the Company’s evaluation of its long-lived assets for recoverability and other costs of $1.1 million.

The Company reviews its business on an ongoing basis relative to current and expected market conditions, attempting to match its production capacity and cost structure to the demands of the markets in which it participates, and strives to continuously streamline its manufacturing operations consistent with world-class standards. Accordingly, in the future the Company may or may not decide to undertake certain restructuring efforts to improve its competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the  prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. The Company actively and continuously pursues initiatives to prolong the useful life of its long-lived assets through product and process innovation. In some instances the Company may decide, as was the case with its current plans to consolidate operations in the U.S., as further described in Note 21 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, that its fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve the Company’s long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2006 in comparison with such items for the 2005 and 2004 fiscal years:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Material	53.9	51.2	48.6
Labor	8.1	8.5	9.6
Overhead	22.7	23.3	23.6
	84.7	83.0	81.8
Gross profit	15.3	17.0	18.2
Selling, general and administrative expenses	10.8	11.0	11.7
Special charges (credits), net	3.8	—	(1.0)
Foreign currency loss, net	0.1	0.1	0.2
Operating income	0.6	5.9	7.3
Other expense (income):
Interest expense, net	2.9	3.4	4.8
Minority interests	0.3	0.4	0.3
Write-off of loan acquisition costs	—	0.4	0.6
Foreign currency and other (gain) loss, net	0.1	(0.1)	0.1
Income (loss) before income tax expense	(2.7)	1.8	1.5
Income tax expense	0.7	1.1	0.9
Net income (loss)	(3.4)	0.7	0.6
Accrued and paid-in-kind dividends on PIK preferred shares	—	2.9	0.7
Loss applicable to common shareholders	(3.4)%	(2.2)%	(0.1)%

Comparison of Fiscal Years Ended December 30, 2006 and December 31, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 “Segment Information” to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the fiscal year ended December 30, 2006, the fiscal year ended December 31, 2005 and the corresponding change from 2005 to 2006 (in millions):

	2006	2005	Change
Net sales
Nonwovens	$848.3	$763.7	$84.6
Oriented Polymers	173.3	185.1	(11.8)
	$1,021.6	$948.8	$72.8
Operating income (loss)
Nonwovens	$66.6	$66.2	$0.4
Oriented Polymers	4.3	10.6	(6.3)
Unallocated Corporate, net of eliminations	(26.3)	(20.5)	(5.8)
	44.6	56.3	(11.7)
Special (charges) credits, net	(38.7)	—	(38.7)
	$5.9	$56.3	$(50.4)

The amounts for special charges (credits), net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such special charges, net on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $1,021.6 million in 2006, an increase of $72.8 million, or 7.7%, over net sales for 2005 of $948.8 million. Net sales for 2006 improved in the Nonwovens Division over comparable 2005 results by 11.1%, and net sales in 2006 in the Oriented Polymers Division decreased 6.4% versus 2005 results. A reconciliation of the change in net sales between 2005 and 2006 is presented in the following table (in millions):

Net sales—2005	$948.8
Change in sales due to:
Volume	40.5
Price/mix	26.6
Foreign currency translation	5.7
Net sales—2006	$1,021.6

The increase in net sales during 2006 was due primarily to volume gains and price/mix improvements. Substantially all of the volume gains occurred in the United States, Latin American and Asian nonwovens markets. The price/mix improvement primarily reflects increases in sales price in an effort to pass along raw material cost increases to customers. As raw material costs have increased, the Company has attempted to pass raw material costs along to its customers, where allowable by contract terms and where acceptable based on market conditions.

A significant component of the $40.5 million increase in sales in 2006 due to volume growth was generated in the Latin American region with the addition of the spunmelt line at the Cali, Colombia facility, which initiated operations in the fourth quarter of fiscal 2005. The Latin America region’s improvement in sales was paced by significant year-over-year increases in hygiene and industrial sales. The Company’s U.S. nonwovens business was also a contributor to the growth in sales, partially attributable to the start-up of the new spunmelt facility at Mooresville, North Carolina in the latter part of the second quarter of fiscal 2006 and general improvements in the U.S. hygiene and consumer markets. Nonwoven sales volumes also increased marginally in Asia, with most of the increase due to the initial shipments from the Company’s new spunmelt facility in Suzhou, China, which commenced production in the latter part of the third quarter of fiscal 2006 as well as productivity improvements experienced in the Company operations in Nanhai, China. Oriented Polymers’ net sales for 2006 decreased $11.8 million from the 2005 amount, as improvements in price/mix of sales and a favorable foreign currency translation impact were more than offset by sales volume declines affecting net sales by $24.3 million. Oriented Polymers’ sales volumes have been negatively impacted in fiscal 2006 by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and reduced agricultural sales.

Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2006 compared to 2005. As a result, net sales increased $5.7 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of Part II to this Annual Report on Form 10-K.

Gross Margin

Gross margin in 2006 declined to 15.3% from 17.0% in 2005, despite improved sales volumes and product mix, primarily due to the impact of the higher raw materials as a percentage of net sales, the effect of raw material cost increases which were not able to be passed along to the customer and other increased manufacturing costs including depreciation, during 2006. The raw material component of the cost of goods sold as a percentage of net sales increased from 51.2% in 2005 to 53.9% in 2006. Additionally, depreciation expense in 2006 was $3.8 million higher than such costs in 2005.

Operating Income

A reconciliation of the change in operating income between the 2005 and 2006 is presented in the following table (in millions):

Operating income—2005	$56.3
Change in operating income due to:
Price/mix	26.6
Higher raw material costs	(28.5)
Volume	15.4
Increased manufacturing costs	(14.4)
Foreign currency	(0.7)
Higher depreciation and amortization expense	(3.8)
Special charges—asset impairment charges	(26.4)
Special charges—restructuring and plant realignment costs	(7.1)
Special charges—abandoned acquisition costs	(4.0)
Special charges—other	(1.1)
Increased share-based compensation costs	(2.7)
All other, primarily higher SG&A costs	(3.7)
Operating income—2006	$5.9

Consolidated operating income was $5.9 million in 2006 as compared to $56.3 million in 2005. The Company experienced higher raw material costs that were substantially offset by price/mix improvements. Operating income was positively impacted by the volume gains in the nonwovens markets, partially offset by volume declines in the oriented polymers markets, as noted above in the discussion of net sales. The net decline in operating income was significantly impacted by higher special charges of $38.7 million primarily consisting of asset impairment charges, restructuring and plant realignment costs and abandoned acquisition costs. Summary explanations for such items are included in the five paragraphs following this paragraph. For further details on such charges, see Note 3 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. Other items contributing to the decline in operating income were increased manufacturing costs of $14.4 million, affecting both the Nonwoven and Oriented Polymer operating results as well as increased non-cash compensation costs of $2.7 million attributable to share-based awards made primarily under the Company’s restricted stock plans and higher depreciation and amortization charges of $3.8 million. The increased manufacturing costs are primarily attributable to higher energy costs and start-up costs for certain new lines in the Nonwovens segment, coupled with increased variances in the Oriented Polymers segment resulting from volume declines. The increase in depreciation and amortization charges during fiscal 2006 is primarily related to the new spunmelt production facilities in Latin America and the United States.

The Company has experienced a continued weakening of earnings and cash flows in certain of its Canadian operations, components of the Oriented Polymers segment. As a result, the Company, during the second quarter of fiscal 2006, evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a non-cash impairment charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.5 million. Additionally, during the second quarter of fiscal 2006, the Company initiated the restructuring and consolidation strategy for the European operations, which included the closure of the facilities in Sweden. Accordingly, the Company recognized an impairment charge, with respect to such assets in the amount of $2.3 million, resulting in a total asset impairment charge in the second quarter of fiscal 2006 of $7.8 million.

During the fourth quarter of fiscal 2006, the Company recorded an impairment charge in the amount of approximately $18.6 million associated with the write-down of assets located in certain facilities in the United States and Europe to estimated fair values. Of that total, $7.2 million related to a manufacturing line located in The Netherlands, which write-down was attributed to the expected shutdown of the line in fiscal 2007 due to the loss of certain low-margin business platforms which were produced on the asset during fiscal 2006 as the market price for the products moved to a level resulting in unacceptable margins. The remaining $11.4 million related to the write-down of the assets in the United States, including facilities for which the Company has announced closure plans, as further discussed in Note 21 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, as well as an impairment charge taken with respect to another facility, for which projected future cash flows have been negatively impacted by the loss of a major automotive platform and the anticipated loss of certain business for which the market prices have recently declined to a level resulting in such unacceptable returns that the Company has elected not to participate in such business going forward.

The 2006 restructuring and plant realignment costs of $7.1 million are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant, which resulted in the reduction of 19 employees and a charge of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million; (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million associated with the reduction of 26 employees; and (d) costs in the amount of $0.3 million related to exiting the leased facilities at Gainesville, Georgia for which a planned closure has been announced.

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $4.0 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition, with such costs charged to operating income in that period.

During June 2006, the Company and an equipment supplier negotiated the resolution of a dispute and entered into two settlement agreements, which documented the terms of the resolution. During the second and third quarters of fiscal 2006, the Company and the Audit Committee of the Board of Directors of the Company, with assistance from special counsel, conducted an investigation which focused on a review of the settlement agreements and the relationship of these agreements with certain equipment purchase contracts and service agreements, which were negotiated between the Company and the equipment supplier in or about the same time frame. As a result of these actions, the Company concluded that the economic substance of the settlement agreements and the equipment purchase contracts and service agreements were substantially interdependent. On September 21, 2006, the Board of Directors of the Company asked the Chief Executive Officer and the Vice President, Global Purchasing to resign and, pending receipt of their resignations, relieved them of their duties as officers of the Company. Shortly thereafter, the Company entered into termination agreements with both executives. As a result of these events, the Company has incurred costs with respect to the investigation, termination benefits and ancillary costs in the amount of $1.1 million.

Selling, general and administrative expenses increased $5.9 million, from $104.5 million in 2005 to $110.4 million in 2006, primarily due to the non-cash compensation costs related to the share-based awards made under the Company’s restricted stock plans, as well as increased costs due to higher sales volumes, with such increased costs partially offset by reduced incentive compensation.

Interest and Other Expense

Net interest expense decreased $3.4 million, from $32.6 million during 2005 to $29.2 million during 2006. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing the Company’s long-term debt in November 2005. Additionally, during 2006, the Company capitalized, with respect to its major capital expenditure projects, interest in the amount of $3.1 million, compared to $2.2 million in 2005.

The Consolidated Statement of Operations for 2005 included a charge of $4.0 million, with respect to loan acquisition cost write-offs related to the refinancing of the Company’s debt in November 2005.

Foreign currency and other (gain) loss, net changed by $1.4 million, from a gain of $0.9 million in 2005 to a loss of $0.5 million in 2006. The change was primarily due to foreign currency movements on intercompany loan balances, at certain of the Company’s international operations, denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

During 2006, the Company recognized an income tax expense of $7.3 million on a consolidated pre-tax loss of $27.3 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. The Company recognized income tax expense of $9.8 million on consolidated pre-tax income of $16.8 million in 2005. The income tax expense is significantly higher than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign tax jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized a net loss of $34.5 million during 2006 compared to net income of $7.0 million in 2005.

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

The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. Additionally, on January 14, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. The Company accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. On August 3, 2005, the Company’s Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company’s Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company’s Class A Common Stock. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million in 2005. As a result of all of the PIK Preferred Shares being redeemed for or converted to shares of the Company’s Class A Common Stock by September 15, 2005, no such dividends were recorded in 2006.

Loss Applicable to Common Shareholders

As a result of the above, the Company recognized a loss applicable to common shareholders of $34.5 million, or $1.79 per share, for 2006 compared to a loss applicable to common shareholders of $21.0 million, or $1.60 per share, for 2005.

Comparison of Fiscal Years Ended December 31, 2005 and January 1, 2005

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 “Segment Information” to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of the Company’s net sales and operating income (loss) by operating division for the fiscal year ended December 31, 2005, the fiscal year ended January 1, 2005 and the corresponding change from 2004 to 2005 (in millions):

	2005	2004	Change
Net sales
Nonwovens	$763.7	$672.6	$91.1
Oriented Polymers	185.1	172.5	12.6
Eliminations	—	(0.4)	0.4
	$948.8	$844.7	$104.1
Operating income (loss)
Nonwovens	$66.2	$59.2	$7.0
Oriented Polymers	10.6	12.1	(1.5)
Unallocated Corporate, net of eliminations	(20.5)	(19.0)	(1.5)
	56.3	52.3	4.0
Special (charges) credits, net	—	9.0	(9.0)
	$56.3	$61.3	$(5.0)

The amounts for special charges (credits), net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such special charges, net on a division-by-division basis. Division operating performance is measured and evaluated before such items.

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

Foreign currencies, predominantly the Euro and the Canadian dollar, were stronger against the U.S. dollar during 2005 compared to 2004, resulting in an increase in net sales of $7.5 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A in Part II to this Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 30, 2006, the Company was in compliance with all such covenants. Additionally, as of December 30, 2006, the Company had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.9 million.

	December 30, 2006	December 31, 2005
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$32.1	$31.0
Working capital	159.4	173.4
Total assets	742.1	765.0
Total debt	411.2	415.2
Total shareholders’ equity	109.1	131.5

	Fiscal Year Ended
	December 30, 2006	December 31, 2005
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$66.8	$70.9
Net cash used in investing activities	(64.3)	(77.6)
Net cash used in financing activities	(1.9)	(2.5)

Operating Activities

Net cash provided by operating activities was $66.8 million during 2006, a $4.1 million decrease from the $70.9 million provided by operating activities during 2005. The net decrease from 2005 to 2006 in cash flows from operating activities was impacted by approximately $10.4 million of cash expenditures related to special charges that reduced operating income during 2006. Improved working capital management, especially with respect to accounts receivable and accounts payable, was a contributor to  the cash flows from operations in 2006.

The Company had working capital of approximately $159.4 million at December 30, 2006 compared with $173.4 million at December 31, 2005. Accounts receivable at December 30, 2006 was $129.3 million as compared to $120.7 million on December 31, 2005, an increase of $8.6 million. Accounts receivable represented approximately 45 days of sales outstanding at December 30, 2006 as compared to 46 days of sales outstanding at December 31, 2005. Inventories at December 30, 2006 were $132.5 million, an increase of $12.8 million from inventories at December 31, 2005 of $119.7 million. The Company had inventory representing approximately 54 days of cost of sales on hand at both December 30, 2006 and December 31, 2005. Accounts payable at December 30, 2006 was $102.7 million as compared to $82.4 million at December 31, 2005, an increase of $20.3 million. Accounts payable represented approximately 42 days of cost of sales outstanding at December 30, 2006 as compared to 37 days of cost of sales outstanding at December 31, 2005. The absolute dollar  increases in accounts receivable, inventories and accounts payable at December 30, 2006 versus

December 31, 2005 were primarily related to sales volume increases, increases in raw material prices and improved vendor terms.

The Company’s restructuring and plant realignment activities in 2006 are discussed in Note 3 “Special Charges (Credits), net” to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. In 2006 the Company recognized restructuring and plant realignment costs principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant, which resulted in the reduction of 19 employees and a charge of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million; (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million associated with the reduction of 26 employees; and (d) costs in the amount of $0.3 million related to exiting the leased facilities at Gainesville, Georgia. Additionally, during the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company will incur a settlement loss associated with employees who have elected to exit the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, in the amount of $4.5 million, will be recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in the amount of $1.9 million associated with the approved settlement, of which, $0.5 million was funded in 2006 and $1.4 million was funded in February 2007. Amounts to be paid in fiscal 2007 with respect to these restructuring activities approximate $3.4 million.

Additionally, on January 3, 2007, the Board of Directors of the Company approved a plan that was communicated to affected employees that it intended to close its Rogers, Arkansas and Gainesville, Georgia plants in the United States and transfer portions of the business to other locations in North America and Asia. The restructuring plan included the reduction of approximately 170 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $5.5 million to $6.0 million during fiscal year 2007. The Company anticipates proceeds of approximately $4.0 million to $5.0 million from the sale of idled facilities and equipment.

The Company reviews its business on an ongoing basis relative to current and expected market conditions, attempting to match its production capacity and cost structure to the demands of the markets in which it participates, and strives to continuously streamline its manufacturing operations consistent with world-class standards. Accordingly, in the future the Company may or may not decide to undertake certain restructuring efforts to improve its competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the  prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. The Company actively and continuously pursues initiatives to prolong the useful life of its long-lived assets through product and process innovation. In some instances the Company may decide, as was the case with its current plans to consolidate operations in the U.S., as further described in Note 21 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, that its fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve the Company’s long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Investing and Financing Activities

Net cash used for investing activities amounted to $64.3 million and $77.6 million in 2006 and 2005, respectively. Capital expenditures during 2006 totaled $68.2 million, a decrease of $10.7 million from capital spending of $78.9 million in 2005. A significant portion of the capital expenditures in 2006 related to the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Investing activities during 2006 and 2005 included proceeds from the sale of assets of $4.3 million and $1.3 million, respectively.

Net cash used in financing activities amounted to $1.9 million and $2.5 million in 2006 and 2005, respectively. In 2006, the Company repaid, on a net basis, $4.1 million of its debt whereas the Company borrowed, on a net basis, $1.2 million of its debt during 2005. Additionally in 2006, the Company received a net advance of $2.8 million from an equipment supplier, which advance will be repaid in fiscal 2007. Also, the Company paid loan acquisition and other financing costs of $0.6 million and $3.7 million million during 2006 and 2005, respectively.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the Effective Date. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Company does not currently have any plans to pay dividends on its common stock.

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

Contractual Obligations

A schedule of the required payments under existing debt agreements, the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of

December 30, 2006 and purchase commitments as of December 30, 2006, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Debt, including short-term borrowings	$411.2	$8.8	$4.7	$4.1	$4.1	$4.1	$385.4
Obligations under third party/nonaffiliate operating lease agreements	$11.4	$3.3	$2.7	$1.9	$1.4	$0.7	$1.4
Purchase commitments (see below)	$87.3	$87.3	—	—	—	—	—

Additionally, the Company expects to contribute approximately $6.0 million to its pension plans in 2007. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

As noted in the table above, the Company has approximately $411.2 million of debt outstanding as of December 30, 2006. The Company has fixed the interest rate on $212.5 million of the Credit Facility debt through May 2007 through the use of a cash flow hedge. Assuming the rate of interest remains unchanged from December 30, 2006, cash interest payments would be approximately $29.8 million, $30.6 million, $30.3 million, $30.0 million and $29.6 million for 2007, 2008, 2009, 2010 and 2011, respectively.

The first-lien term loan requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end data and not determinable, only the mandatory payments of approximately $4.1 million (“mandatory payments”) per year have been classified, in the table above, as annual debt payments under the Credit Facility. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2006 due to the magnitude of the major capital expenditures. The Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, is expected to be within the range of $10.0 million to $25.0 million.

The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.7 million, $3.3 million and $4.0 million in 2006, 2005 and 2004, respectively. Rental income approximated $0.2 million and $0.6 million in 2005 and 2004, respectively. There was no rental income in fiscal 2006. The expenses are recognized on a straight-line basis over the life of the lease.

At December 30, 2006, the Company had commitments of approximately $87.3 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2007. In addition, the Company had outstanding letters of credit at December 30, 2006  of approximately $12.9 million.

Liquidity Summary

As discussed more fully in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, the Company has a Credit Facility, which it entered into on

November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan that matures in 2012.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the debt covenants under the Credit Facility at December 30, 2006 and expects to remain in compliance through fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility, and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows for future periods are based on year-end results and not determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability in the Consolidated Balance Sheet included in Item 8 of Part II to this Annual Report on Form 10-K. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2006 due to the magnitude of the major capital expenditures. The Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, is expected to be within the range of $10.0 million to $25.0 million.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had no outstanding borrowings at December 30, 2006 under the revolving credit facility. As of December 30, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.9 million. None of these letters of credit have been drawn on at December 30, 2006. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to December 30, 2006 were $17.6 million at an average rate of 7.85%.

Additionally, in accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007. Additionally, in February 2007, the Company entered another cash flow hedge agreement, which is effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%.

The Company has entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. The Credit Facility entered into during November 2005 provides the Company the availability to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million.

As discussed in Note 18 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, the Company has committed to several major projects to expand its worldwide capacity, including the construction of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. Remaining payments due related to these planned expansions as of December 30, 2006 totaled approximately $39.4 million and are expected to be expended during fiscal 2007. The Company has obtained committed local financing subsequent to December 30, 2006 to support the capital expansion in Argentina.

Based on the ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility, as amended, the Company believes that it has the financial resources necessary to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead, and equipment. The impact of inflation on the Company’s financial position and results of operations has been minimal during 2006, 2005 and 2004. However, the Company continues to be impacted by rising raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of Part II of this Annual Report on Form 10-K.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on other tax-related issues and is effective for fiscal years beginning after December 15, 2006. Additionally, in February 2007, the FASB issued a Proposed Staff Position No. FIN 48-a, “Definition of Settlement in FASB Interpretation No. 48,” which implementation guidance, if approved, may impact the timing of certain liability adjustments. Accordingly, such additional guidance may impact the amounts that the Company would record upon the adoption of FIN 48. The Company continues to evaluate the effects of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. The Company expects to adopt SFAS No. 157 effective in the first quarter of fiscal 2008 and has not yet assessed the impact of SFAS No. 157 on the Consolidated Financial Statements.

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

Fresh Start Accounting:   In connection with the Company’s Chapter 11 reorganization, the Company has applied fresh start accounting to its Consolidated Balance Sheet as of March 1, 2003 in accordance with SOP 90-7. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied. On March 5, 2003, the Company emerged from bankruptcy. For financial reporting purposes, March 1, 2003 is considered the emergence date and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company sells, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At December 30, 2006, a reserve of $7.6 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

Additionally, consistent with the provisions of SOP 90-7, recognition of tax benefits from preconfirmation net operating loss carryforwards and other deductible temporary differences not recognized at the Effective Date will be applied to reduce goodwill to zero, then to reduce intangible assets that existed at the Effective Date with any excess tax benefits credited directly to Additional Paid-in Capital.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of December 30, 2006, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S. and Europe, either of which could result in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 9 and 14 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on May 8, 2007. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $2.0 million.

Additionally, on February 8, 2007, the Company entered into a similar pay-fixed, receive variable interest rate swap contract to become effective on May 8, 2007. The notional principal amount of this new contract, which expires on June 29, 2009, is $240.0 million and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%.

The estimated fair value of the Company’s debt at December 30, 2006 was approximately $411.2 million, which approximated its carrying value.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s financial statements could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During 2006 and 2005, certain currencies of countries in which the Company conducts foreign currency denominated business moved significantly against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K.

The Company has not historically hedged its exposure to foreign currency risk. However, in most foreign operations, there is, in part, a natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Also, the Company periodically reviews its hedge strategy with respect to its U.S. dollar exposure on certain foreign currency-based obligations such as firm commitments related to certain capital expenditure projects. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a delay between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 51.2% in 2005 to 53.9% for 2006.

The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets have decreased slightly since late December 2005 through the end of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. However, raw material costs in North America have not returned to their pre-fourth quarter of fiscal 2005 levels. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

To the extent the Company is not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, the Company’s cost of goods sold would increase and its operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and the Company was not able to pass along any of such increase to its customers, the Company would realize a decrease of approximately $4.0 million, on an annualized basis, in its reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	48
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	50
Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	51
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	52
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	53
Notes to Consolidated Financial Statements for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	54

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 30, 2006, and December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule titled Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The amounts on this schedule for the years ended December 30, 2006, and December 31, 2005, have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 2 of the notes to consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” and, effective December 30, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polymer Group, Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 13, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows of Polymer Group, Inc. for the year ended January 1, 2005. Our audit also included the data related to the periods referenced in the preceding sentence included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Polymer Group, Inc. for the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Greenville, South Carolina
March 23, 2005

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 30, 2006	December 31, 2005
A S S E T S
Current assets:
Cash and cash equivalents	$32,104	$30,963
Accounts receivable, net	129,287	120,668
Inventories	132,530	119,663
Deferred income taxes	2,787	4,364
Other current assets	19,531	23,094
Total current assets	316,239	298,752
Property, plant and equipment, net	411,054	421,997
Intangibles and loan acquisition costs, net	10,206	37,329
Deferred income taxes	555	433
Other assets	4,043	6,490
Total assets	$742,097	$765,001
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Short-term borrowings	$4,570	$5,101
Accounts payable	102,675	82,371
Accrued liabilities	41,638	32,235
Income taxes payable	3,445	1,456
Deferred income taxes	294	—
Current portion of long-term debt	4,170	4,142
Total current liabilities	156,792	125,305
Long-term debt	402,416	405,955
Deferred income taxes	34,616	64,692
Other noncurrent liabilities	22,523	20,956
Total liabilities	616,347	616,908
Minority interests	16,654	16,611
Shareholders’ equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,133,728 and 18,868,607 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	191	188
Class B convertible common stock—135,721 and 153,549 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	2	2
Class C convertible common stock—24,319 and 31,131 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	173,368	165,652
Retained earnings (deficit)	(89,352)	(54,820)
Accumulated other comprehensive income	24,887	20,460
Total shareholders’ equity	109,096	131,482
Total liabilities and shareholders’ equity	$742,097	$765,001

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$1,021,608	$948,848	$844,734
Cost of goods sold	865,405	787,369	691,272
Gross profit	156,203	161,479	153,462
Selling, general and administrative expenses	110,406	104,545	99,163
Special charges (credits), net	38,683	9	(8,992)
Foreign currency loss, net	1,229	671	2,027
Operating income	5,885	56,254	61,264
Other expense (income):
Interest expense, net	29,248	32,617	40,252
Minority interests	3,377	3,784	2,597
Write-off of loan acquisition costs	—	4,008	5,022
Foreign currency and other (gain) loss, net	517	(948)	667
Income (loss) before income tax expense	(27,257)	16,793	12,726
Income tax expense	7,275	9,796	7,994
Net income (loss)	(34,532)	6,997	4,732
Accrued and paid-in-kind dividends on PIK preferred shares	—	27,998	5,566
Loss applicable to common shareholders	$(34,532)	$(21,001)	$(834)
Loss per common share—Basic:
Average common shares outstanding	19,295	13,098	9,840
Loss per common share	$(1.79)	$(1.60)	$(0.09)
Loss per common share—Diluted:
Average common shares outstanding	19,295	13,098	9,840
Loss per common share	$(1.79)	$(1.60)	$(0.09)

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(In Thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income		Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total	Income (Loss)
Balance—January 3, 2004	8,653	$86	$73,304	$(32,985)	$18,795	$59,200
Net income		—	—	4,732	—	4,732	$4,732
Accrued dividends on PIK preferred shares		—	—	(5,566)	—	(5,566)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	320	320	320
Compensation recognized on share-based awards		—	1,177	—	—	1,177	—
Class A and Class C common stock issued under order of United States Bankruptcy Court	1,347	14	(14)	—	—	—	—
Conversion of junior notes to Class A common stock	378	4	2,752	—	—	2,756	—
Currency translation adjustments, net of tax		—	—	—	11,230	11,230	11,230
Balance—January 1, 2005	10,378	104	77,219	(33,819)	30,345	73,849	$16,282
Net income		—	—	6,997	—	6,997	$6,997
Accrued dividends on PIK preferred shares		—	23,349	(27,998)	—	(4,649)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	3,545	3,545	3,545
Compensation recognized on share-based awards	46	—	2,243	—	—	2,243	—
Conversion and redemption of PIK preferred shares to Class A common stock	8,629	86	62,841	—	—	62,927	—
Minimum pension liability, net of tax		—	—	—	(1,592)	(1,592)	(1,592)
Currency translation adjustments, net of tax		—	—	—	(11,838)	(11,838)	(11,838)
Balance—December 31, 2005	19,053	190	165,652	(54,820)	20,460	131,482	$(2,888)
Net loss		—	—	(34,532)	—	(34,532)	$(34,532)
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(2,370)	(2,370)	(2,370)
Compensation recognized on share-based awards	289	3	4,914	—	—	4,917	—
Surrender of shares to satisfy employee withholding tax obligations	(48)	—	(1,266)	—	—	(1,266)	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	2,724	2,724	—
Minimum pension liability, net of tax		—	—	—	(9,093)	(9,093)	(9,093)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes		—	4,068	—	—	4,068	—
Currency translation adjustments, net of tax		—	—	—	13,166	13,166	13,166
Balance—December 30, 2006	19,294	$193	$173,368	$(89,352)	$24,887	$109,096	$(32,829)

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Operating activities:
Net income (loss)	$(34,532)	$6,997	$4,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charges	26,434	—	2,253
Investment and other gains	(734)	(1,298)	(50)
Postretirement benefit curtailments and other, net	—	—	(3,558)
Deferred income taxes	(1,728)	7,228	2,397
Write-off of loan acquisition costs	—	4,008	5,022
Depreciation and amortization	60,663	57,550	53,230
Noncash interest and compensation	4,917	2,243	2,936
Changes in operating assets and liabilities:
Accounts receivable, net	(5,942)	(11,632)	5,136
Inventories	(10,043)	(16,413)	(6,954)
Other current assets	3,170	15,383	4,155
Accounts payable and accrued liabilities	24,918	16,767	440
Other, net	(363)	(9,901)	157
Net cash provided by operating activities	66,760	70,932	69,896
Investing activities:
Purchases of property, plant and equipment	(68,167)	(78,902)	(24,791)
Proceeds from sale of assets	4,306	1,298	1,660
Acquisition of intangibles and other	(407)	—	(13)
Net cash used in investing activities	(64,268)	(77,604)	(23,144)
Financing activities:
Proceeds from borrowings	67,827	471,824	486,396
Repayment of borrowings	(71,952)	(470,575)	(502,158)
Advances from equipment supplier, net	2,792	—	—
Other, net	(601)	(3,737)	(12,371)
Net cash used in financing activities	(1,934)	(2,488)	(28,133)
Effect of exchange rate changes on cash	583	(1,173)	1,341
Net increase (decrease) in cash and cash equivalents	1,141	(10,333)	19,960
Cash and cash equivalents at beginning of period	30,963	41,296	21,336
Cash and cash equivalents at end of period	$32,104	$30,963	$41,296

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Consolidation

Background

Polymer Group, Inc. (the “Company”) is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company is one of the world’s leading producers of nonwovens, and is a global, technology-driven developer, producer and marketer of engineered materials. With the broadest range of process technologies in the nonwovens industry, the Company is a global supplier to leading consumer and industrial product manufacturers. The Company operates 21 manufacturing facilities in nine countries throughout the world. The Company’s main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes, industrial and specialty markets.

The Company, upon having its Modified Plan, as defined (the “Modified Plan”), approved by the Bankruptcy Court on January 16, 2003, emerged from Chapter 11 bankruptcy proceedings effective March 5, 2003 (the “Effective Date”). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with AICPA Statement of Position 90-7, “Financial Reporting of Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh-start accounting as of March 1, 2003, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence.

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying Consolidated Financial Statements. All amounts are presented in U.S. dollars, unless otherwise noted.

Note 2. Accounting Policies and Financial Statement Information

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal 2006 ended December 30, 2006 and included the results of operations for a fifty-two week period. Fiscal 2005 ended December 31, 2005 and included the results of operations for a fifty-two week period. Fiscal 2004 ended January 1, 2005 and included the results of operations for a fifty-two week period.

Reclassifications

Certain amounts previously presented in the Consolidated Financial Statements for prior periods have been reclassified to conform with the current year classification.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The reorganization value of the Company’s common equity of approximately $73.4 million at March 1, 2003 was determined based on an independent valuation by financial specialists after consideration of multiple factors and by using various valuation methodologies and evaluating other relevant industry information. The reorganization value of the Company was allocated to the various assets and liabilities based on their respective fair values pursuant to fresh start accounting principles. The calculated reorganization value of the Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic uncertainties.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value primarily measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down necessary that previously required no write-down.

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company estimates the fair value of stock option grants for measuring compensation costs using the Black-Scholes option-pricing model, which model is dependent on certain assumptions. These assumptions include expected dividend yield, expected volatility, risk-free interest rate, forfeitures and expected lives. Although the Company believes the assumptions utilized are appropriate, differing assumptions would affect compensation costs.

The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets and accounts payable and accrued liabilities are reasonable estimates of their fair values. Fair value of the Company’s debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms, credit ratings and remaining maturities and other independent valuation methodologies. The estimated fair value of debt, based on such valuation methodologies, at December 30, 2006 and December 31, 2005 was $411.2 million and $415.2 million, respectively.

During fiscal 2005, the estimated useful lives of certain machinery and equipment utilized in the Company’s operations were reduced to reflect the technological status and market conditions of certain aspects of the Company’s business. These changes in estimates resulted in increased depreciation charges of approximately $3.4 million in each of the fiscal years 2006 and 2005.

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

Cash Equivalents

Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the accompanying Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.5 million, $1.0 million and $0.2 million during fiscal years 2006, 2005 and 2004, respectively.

Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $7.6 million and $9.6 million at December 30, 2006 and December 31, 2005, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Of the $2.0 million decrease in the allowance for doubtful accounts from December 31, 2005 to December 30, 2006, $1.5 million related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserve balance. In fiscal years 2006, 2005 and 2004, The Procter & Gamble Company (“P&G”) accounted for 13%, 14% and 12%, respectively, of the Company’s net sales.

Inventories

Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 18 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $3.1 million, $2.2 million and $0.4 million of interest costs during fiscal years 2006, 2005 and 2004, respectively.

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

As more fully described in Note 14 to the Consolidated Financial Statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company’s exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts are designated as cash flow hedges of variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with the liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the Consolidated Statements of Operations regardless of the period for which such items are reported for tax purposes. Additionally, federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States (“U.S.”) and be taxable. Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is established when it is more likely than not that some portion of a deferred tax asset will not be realized in the future. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough evidence to support a change in the judgment about the realization of the related deferred tax asset in future years. Consistent with the provisions of SOP 90-7, recognition of tax benefits from preconfirmation net operating loss carryforwards and deductible temporary differences and other tax attributes not recognized at the Effective Date will be applied to reduce goodwill to zero, then reduce intangible assets that existed at the Effective Date with any excess tax benefits credited directly to Additional Paid-in Capital.

Stock-Based Compensation

Effective January 1, 2006, the Company has elected to account for stock-based compensation related to its employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, the compensation costs related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. Prior to fiscal 2006, the Company elected to account for the share-based plans in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which generally measured compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, as a percentage of the share-based awards vested based on achievement of financial performance criteria, compensation costs were recognized over the performance period when it became probable that such performance criteria would be achieved. The pro forma effect of utilizing SFAS No. 123(R) on the

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial results for the fiscal years ended December 31, 2005 and January 1, 2005 was as follows (in thousands, except per share data):

	2005	2004
Net income (loss):
As reported	$6,997	$4,732
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	2,202	614
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(975)	(192)
Pro forma	$8,224	$5,154
Income (loss) applicable to common shareholders:
As reported	$(21,001)	$(834)
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	2,202	614
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(975)	(192)
Pro forma	$(19,774)	$(412)
Loss per common share applicable to common shareholders—basic:
As reported	$(1.60)	$(0.09)
Pro forma	(1.51)	(0.04)
Loss per common share applicable to common shareholders—diluted:
As reported	$(1.60)	$(0.09)
Pro forma	(1.51)	(0.04)
Weighted average exercise price per option granted.	$6.00	$6.00
Weighted average fair value per option granted	$17.95	$3.41

The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. The following assumptions were utilized in the aforementioned estimation of grant date fair value pursuant to SFAS No. 123(R): expected dividend yield of 0%; expected volatility of 37%; risk-free interest rate of 3.2%-3.9%; and weighted average expected lives of five years.

Research and Development Costs

The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred approximately $12.5 million, $11.5 million and $11.2 million of research and development expense during fiscal years 2006, 2005 and 2004, respectively.

Shipping and Handling Costs

Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company’s sites to the customers’ premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses in the Consolidated Statements of Operations. The Company incurred $25.6 million, $24.7 million and $23.4 million of shipping and handling costs during fiscal years 2006, 2005 and 2004, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in accordance with the SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and minimum pension liabilities which, prior to its adoption, were reported separately in shareholders’ equity, to be included in other comprehensive income. Accumulated other comprehensive income of $24.9 million at December 30. 2006 consisted of $31.4 million of currency translation gains, $8.0 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $1.5 million in cash flow hedge gains, all net of tax. Accumulated other comprehensive income of $20.5 million at December 31, 2005 consisted of $18.2 million of currency translation gains, $1.6 million of minimum pension liability and $3.9 million in cash flow hedge gains, all net of tax.

Income (Loss) Per Common Share

Basic earnings per share exclude any dilutive effects of share-based awards and convertible securities and are computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through share-based awards and convertible securities and is computed by dividing income (loss) applicable to common shareholders, as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares issuable pursuant to stock option plans represent common equivalent shares if the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the computation of income (loss) per share for fiscal years 2006, 2005 and 2004 is presented in the following table (in thousands):

	2006	2005	2004
Income (loss):
Net income (loss)	$(34,532)	$6,997	$4,732
Less: dividends on PIK Preferred Shares	—	27,998	5,566
Loss applicable to common shareholders	(34,532)	(21,001)	(834)
Effect of dilutive securities—convertible securities and share-based awards	—	—	—
Loss applicable to common shareholders with assumed conversions	$(34,532)	$(21,001)	$(834)
Outstanding shares:
Weighted average common shares outstanding	19,295	13,098	9,840
Effect of dilutive securities—convertible securities and share-based awards	—	—	—
Weighted average common shares outstanding—assuming dilution	19,295	13,098	9,840

For fiscal years 2006, 2005 and 2004, the effect of potentially dilutive securities such as convertible securities and share-based awards are not considered in the above table as the effects are anti-dilutive. As of December 30, 2006, the potential dilutive effect related to the exchange of such potentially dilutive securities would amount to 141,739 shares.

Recent Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on other tax-related issues and is effective for fiscal years beginning after December 15, 2006. Additionally, in February 2007, the FASB issued a Proposed Staff Position No. FIN 48-a, “Definition of Settlement in FASB Interpretation No. 48,” which implementation guidance, if approved, may impact the timing of certain liability adjustments. Accordingly, such additional guidance may impact the amounts that the Company would record upon the adoption of FIN 48. The Company continues to evaluate the effects of this standard.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin 108 (“SAB 108”), which expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The Company has applied the guidance in SAB 108 for the fourth quarter ended December 30, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. The Company expects to adopt SFAS No. 157 effective in the first quarter of fiscal 2008 and has not yet assessed the impact of SFAS No. 157 on the Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required employers to recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheets, with changes in the plan’s funded status recognized as a component of other comprehensive income. This standard also requires that the measurement of a plan’s funded status be as of the date of the employers’ balance sheet. SFAS No. 158 also amends certain of the previous disclosure requirements related to these plans and is effective for fiscal years ending after December 15, 2006. In accordance with SFAS No. 158, the Company recognized the funded status of its benefit plans as of December 30, 2006, resulting in an adjustment to Accumulated other comprehensive income in the amount of $2.7 million, net of tax, to initially apply the provisions of SFAS No. 158.

Note 3. Special Charges (Credits), Net

The Company’s operating income includes special charges (credits), net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges (credits), net is presented in the following table (in thousands):

	2006	2005	2004
Asset impairment charges	$26,434	$—	$2,253
Restructuring and plant realignment costs	7,135	9	1,867
Abandoned acquisition costs	3,971	—	—
Investigation and executive termination costs	1,143	—	—
Arbitration settlement, net	—	—	(13,112)
	$38,683	$9	$(8,992)

Asset impairment charges

The Company has experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company, during the second quarter of fiscal 2006, evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a non-cash impairment charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.5 million. Additionally, during the second quarter of fiscal 2006, the Company initiated the restructuring and consolidation strategy for the European operations, which included the closure of the facilities in Sweden. Accordingly, the Company recognized an impairment charge, with respect to such assets in the amount of $2.3 million, resulting in a total asset impairment charge in the second quarter of fiscal 2006 of $7.8 million.

During the fourth quarter of fiscal 2006, the Company recorded an impairment charge in the amount of approximately $18.6 million associated with the write-down of assets located in certain facilities in the United States and Europe to estimated fair values. Of that total, $7.2 million related to a manufacturing line located in The Netherlands, which write-down was attributed to the expected shutdown of the line in fiscal 2007 due to the loss of certain low-margin business platforms which were produced on the asset during fiscal 2006 as the market price for the products moved to a level

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in unacceptable margins. The remaining $11.4 million related to the write-down of assets in the United States, including facilities for which the Company has announced closure plans, as further discussed in Note 21 to the Consolidated Financial Statements, as well as an impairment charge taken with respect to another facility, for which projected future cash flows have been negatively impacted by the loss of a major automotive platform and the anticipated loss of certain business for which the market prices have recently declined to a level resulting in such unacceptable returns that the Company has elected not to participate in such business going forward.

In fiscal 2004, the Company recorded a non-cash asset impairment charge of $2.3 million, primarily related to the write-down of machinery and equipment to net realizable value, for production assets in Canada removed from service and held for sale, and the write-off of certain foreign investments.

Restructuring and plant realignment costs

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets and businesses. A summary of the business restructuring activity accounted for in accordance with SFAS Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) during fiscal 2006, 2005 and 2004 is presented in the following table (in thousands):

	2006	2005	2004
Balance accrued at beginning of year	$163	$561	$4,564
Restructuring and plant realignment costs:
First Quarter	1,633	4	584
Second Quarter	2,740	5	657
Third Quarter	692	—	222
Fourth Quarter	2,070	—	404
Total	7,135	9	1,867
Cash payments	(5,284)	(375)	(5,909)
Adjustments	30	(32)	39
Balance accrued at end of year	$2,044	$163	$561

As further described below, the 2006 restructuring and plant realignment costs are principally associated with (a) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million; (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million; and (d) costs in the amount of $0.3 million related to exiting the leased facilities at Gainesville, Georgia.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate headquarters relocation

The Company entered into written relocation agreements with 22 employees who agreed to the relocation and to acceptance of benefits offered by the Company. Such relocation benefits charged to operations of $1.5 million during fiscal 2006 relate primarily to Company obligations for costs associated with the employee’s real estate sales process, which process has been completed by the electing employees. Additionally, the Company has incurred approximately $0.5 million associated with other exit costs.

The Company also incurred approximately $1.0 million in severance costs relating to 23 employees who have not been offered or who have declined the opportunity to relocate. As the employee must remain in the employ of the Company through the date of their designated date for corporate relocation to be eligible for the severance, consistent with the provisions of SFAS No. 146, the Company has accrued the severance cost ratably over the expected service period.

European restructuring

In May 2006, the Company entered into a termination agreement with an executive officer of the Company that provided for an aggregate payment of approximately $2.1 million, which was charged to operating income in the second quarter of fiscal 2006. Additionally, the Company and the executive officer entered into certain other consulting and non-compete agreements, which costs will be charged to operations over future periods.

Also during fiscal 2006, based on the Company’s restructuring and consolidation strategies previously noted, the Company shut down its operation located in Sweden. This included a reduction of 19 production and administrative staff positions. The Company ceased these operations during the fourth quarter of fiscal 2006. As a result of that decision, the Company recorded a $1.1 million operating charge to accrue for the costs of exiting the facility and severance paid to such terminated employees.

Canadian restructuring

During the second quarter of fiscal 2006, the Company communicated a plan to affected employees that it planned to downsize one of its facilities located in Canada. The restructuring plan included the reduction of 26 production and administrative staff positions. As a result of this decision, the Company recorded a $0.6 million charge to operations to cover the costs of severance pay to these employees.

Additionally, during the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company will incur a settlement loss associated with employees who have elected to exit the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, in the amount of $4.5 million, will be recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in the amount of $1.9 million associated with the approved settlement, which funding obligations were fulfilled in February 2007.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring in prior periods

In 2004, the Company continued the restructuring initiatives commenced in 2003 by curtailing production of certain of its European assets and eliminating several production lines in the Canadian operations of its Oriented Polymers Division. The European and Canadian restructuring efforts in 2004 included the reduction of approximately 160 positions, resulting in a charge of approximately $1.9 million for severance and other plant realignment costs.

U.S. restructuring

As further described in Note 21 to the Consolidated Financial Statements, in January 2007, the Company communicated a plan to affected employees that it plans to close two of its plants in the United States. Certain exit costs related to one of the facilities, which is leased, in the amount of $0.3 million, were accrued in fiscal 2006. Other costs related to the plant realignment will be recognized in fiscal 2007.

Abandoned acquisition costs

During the first five months of fiscal 2006, the Company actively pursued a potential acquisition. In conjunction with this effort, the Company incurred approximately $4.0 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and the Company abandoned its efforts to consummate the acquisition.

Investigation and executive termination costs

During June 2006, the Company and an equipment supplier negotiated the resolution of a dispute and entered into two settlement agreements, which documented the terms of the resolution. During the second and third quarters of fiscal 2006, the Company and the Audit Committee of the Board of Directors of the Company, with assistance from special counsel, conducted an investigation which focused on a review of the settlement agreements and the relationship of these agreements with certain equipment purchase contracts and service agreements, which were negotiated between the Company and the equipment supplier in or about the same time frame. As a result of these actions, the Company concluded that the economic substance of the settlement agreements and the equipment purchase contracts and service agreements were substantially interdependent. On September 21, 2006, the Board of Directors of the Company asked the Chief Executive Officer and the Vice President, Global Purchasing to resign, pending receipt of their resignations, and relieved them of their duties as officers of the Company. Shortly thereafter, the Company entered into termination agreements with both executives. As a result of these events, the Company has incurred costs with respect to the investigation, termination benefits and ancillary costs in the amount of $1.1 million.

Arbitration settlement, net

During 2004, the Company settled an issue with a major customer through arbitration and received approximately $17.0 million as settlement of the arbitration issues. Net settlement proceeds of $13.1 million, after providing for $3.9 million of costs and expenses associated with the arbitration, were included in Special charges (credits), net in the Consolidated Statement of Operations for fiscal 2004.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Accounts Receivable Factoring Agreements

The Company has entered into a factoring agreement to sell without recourse, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell without recourse, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

Approximately $190.2 million, $130.0 million and $31.0 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2006, 2005 and 2004, respectively. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and any loss recognized on the sale is reflected in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations on such sales, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was $6.6 million and $6.1 million at December 30, 2006 and December 31, 2005, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

In fiscal 2004, the Company’s European operations sold $4.5 million of its trade receivables to a factoring company. Such sale of receivables has been accounted for on a basis consistent with the methodology described in the preceding paragraphs.

Note 5. Inventories

Inventories consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Finished goods	$64,897	$60,545
Work in process	17,462	17,724
Raw materials and supplies	50,171	41,394
	$132,530	$119,663

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $9.6 million and $9.7 million at December 30, 2006 and December 31, 2005, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 30, 2006	December 31, 2005
Land	$13,735	$13,409
Buildings and land improvements	119,157	95,817
Machinery, equipment and other	452,383	393,000
Construction in progress	8,286	52,219
	593,561	554,445
Less accumulated depreciation	(182,507)	(132,448)
	$411,054	$421,997

Depreciation charged to expense was $54.9 million, $51.3 million and $45.5 million for fiscal years 2006, 2005 and 2004, respectively.

The significant decrease in construction in progress during fiscal 2006 compared to fiscal 2005 was due to the completion during fiscal 2006 of capital expansion projects under construction at December 31, 2005, including the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina as well as the installation of additional capacity in Nanhai, China.

Note 7. Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Cost:
Proprietary technology	$1,352	$30,251
Goodwill	—	10,243
Loan acquisition costs	9,191	8,590
Other	1,817	3,455
	12,360	52,539
Less accumulated amortization	(2,154)	(15,210)
	$10,206	$37,329

As further described in Note 10 to the Consolidated Financial Statements the Company, as of the Effective Date, recorded goodwill related to the allocation of the reorganization value to the underlying assets and liabilities based on their estimated fair values on such date and, in periods subsequent to the Effective Date, have reduced such goodwill as a result of the recognition of tax benefits resulting from the utilization of net operating losses for which a valuation allowance was established as of the Effective Date. During fiscal 2006, the Company recognized additional tax benefits from the utilization of preconfirmation net operating loss carryforwards; and completed the Internal Revenue Service (“IRS”) examinations for fiscal years 2003 and 2004, effectively settling certain tax uncertainties with respect to those years and; based on the findings of the IRS examination, the Company modified its basis study, as it related to its investment in subsidiaries. Accordingly, in accordance with SOP 90-7,

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has recognized the tax benefits with respect to such items in the amount of approximately $27.4 million, first, to eliminate goodwill of $10.2 million and; second, to eliminate all remaining intangibles established as of the Effective Date, including proprietary technology and other intangibles, in the amount of $13.1 million; with the excess of such tax benefits over the amounts allocable to goodwill and other intangible assets, in the amount of approximately $4.1 million, as a credit to Additional Paid-in Capital.

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

In conjunction with the refinancing in April 2004 of the then-outstanding Restructured Credit Facility, the Company charged the unamortized balance of the loan acquisition costs of $5.0 million related to that debt to the Consolidated Statement of Operations. Concurrently, with the issuance of the Senior Secured Bank Facility, the Company capitalized approximately $12.1 million of related loan acquisition costs, which were primarily bank arrangement and legal fees.

Components of amortization expense are shown in the table below (in thousands):

	2006	2005	2004
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	$4,438	$4,252	$5,759
Loan acquisition costs, included in interest expense, net	1,339	1,977	1,970
Total amortization expense	$5,777	$6,229	$7,729

Aggregate amortization expense for each of the next five years is expected to be as follows: 2007, $2.1 million; 2008, $2.1 million; 2009, $2.1 million; 2010, $1.7 million; 2011, $1.5 million; and 2012, $0.7 million. Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $15.6 million and $17.0 million as of December 30, 2006 and December 31, 2005, respectively.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Debt

Long-term debt consists of the following:

	December 30, 2006	December 31, 2005
	(in thousands)
Credit Facility, as defined below, interest rates for U.S. borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.61% and 6.77% as of December 30, 2006 and December 31, 2005, respectively, due in mandatory quarterly payments of approximately $1.0 million and subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$405,900	$410,000
Other	686	97
	406,586	410,097
Less: Current maturities	(4,170)	(4,142)
	$402,416	$405,955

Scheduled Maturities

The scheduled maturities of long-term debt at December 30, 2006 are as follows (in thousands):

2007	$4,170
2008	4,716
2009	4,100
2010	4,100
2011	4,100
2012	385,400
Total	$406,586

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan. The proceeds therefrom were used to fully repay indebtedness under the Company’s previous bank facility and pay related fees and expenses.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the debt covenants

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the current Credit Facility at December 30, 2006 and expects to remain in compliance through fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Since the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and not currently determinable, only the mandatory payments of approximately $1.0 million per quarter have been classified as a current liability. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2006 due to the magnitude of the major capital expenditure projects. The Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, is expected to be in the range of $10.0 million to $25.0 million.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. There were no outstanding borrowings under the revolving credit facility as of December 30, 2006 or December 31, 2005. As of December 30, 2006, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.9 million, as described below. Average daily borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to December 30, 2006 were $17.6 million at an average rate of 7.85%. Average daily borrowings under the revolving credit facility, which were largely alternate base rate borrowings, for the period from November 22, 2005 to December 31, 2005 were $10.4 million at an average rate of 8.37%. In addition, the Company had average daily borrowings under a revolving credit facility related to previous debt arrangements of $8.7 million for the period from January 2, 2005 to November 21, 2005 at an average rate of 8.23%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge originally entered into in May 2004. This cash flow hedge agreement effectively converts $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 14 to the Consolidated Financial Statements. Additionally, in February 2007, the Company entered another cash flow hedge agreement, which is effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%.

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of December 30, 2006, the Company had $12.9 million of standby and documentary letters of credit outstanding under the Credit Facility. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at December 30, 2006.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Indebtedness

Nanhai Nanxin Non-woven Co., Ltd. (“Nanhai”) has a short-term credit facility (denominated in U.S. dollars and Chinese renminbi) with a financial institution in China. The amount of outstanding indebtedness under the facility, collateralized through the pledge of the Nanhai assets, was $5.0 million at December 31, 2005 (at an average annual rate of approximately 4.44%). The facility was renewed during 2006, but had no outstanding borrowings as of December 30, 2006. Additionally, in fiscal 2006, the Company’s operations in China have also entered into other short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. These facilities have an outstanding indebtedness of $4.6 million at December 30, 2006 and mature at various dates through June 2007. All of these short-term borrowings in China are included in Short-term borrowings in the Consolidated Balance Sheets.

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

Note 10. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	2006	2005	2004
Domestic	$(31,445)	$(9,002)	$(2,701)
Foreign	4,188	25,795	15,427
	$(27,257)	$16,793	$12,726

The components of income tax expense (benefit) are as follows (in thousands):

	2006	2005	2004
Current:
Federal and state	$1,020	$(783)	$1,319
Foreign	7,983	3,351	4,278
Deferred:
Federal and state	678	359	520
Foreign	(2,406)	6,869	1,877
Income tax expense	$7,275	$9,796	$7,994

Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its hypothetical calculation. At December 30, 2006, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been provided amounted to approximately $23.1 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 30, 2006, the Company has a number of tax audits in process and open tax years with various taxing jurisdictions that range from 1998 to 2006. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income taxes computed at the Company’s U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	2006	2005	2004
Computed income tax expense (benefit) at statutory rate	$(9,540)	$5,878	$4,454
State income taxes, net of federal tax benefit	1,623	535	858
Utilization of post-emergence net operating loss carryforwards	—	(354)	—
Valuation allowance	7,738	282	3,103
Withholding taxes and tax credits	1,339	1,290	927
Effect of foreign operations, net	777	(381)	(1,489)
Effect of foreign earnings on U.S. taxes and other, net	5,338	2,546	141
Income tax expense	$7,275	$9,796	$7,994

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 30, 2006, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Canada	$9,579	2008–2026
China	1,505	2010–2011
France	1,642	Indefinite
Germany	49,156	Indefinite
Netherlands	23,639	Indefinite
Sweden	1,604	Indefinite
United States (State)	199,000	Various
United States (Federal)	52,133	2023–2026

In addition, the Company had the following credits for income tax purposes as of December 30, 2006 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Canada	Investment Tax	$897	2007–2025
Mexico	Asset Tax	6,557	2007–2012
Netherlands	Foreign Tax	156	Indefinite
United States	Foreign Tax	15,169	2009
United States	Alternative Minimum Tax	692	Indefinite

The Company conducts business in foreign jurisdictions which grant holidays from income taxes for a specified period. The Company recognized approximately $0.4 million of tax benefits during fiscal 2006 related to the export activities and capital investments in Cali, Colombia. Such export activities will become subject to a 15% tax beginning in 2007.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets:
Provision for bad debts	$2,525	$2,684
Inventory capitalization and allowances	2,188	2,734
Net operating loss and capital loss carryforwards	65,595	50,375
Tax credits	8,302	8,416
Foreign tax credits	15,169	15,169
Property, plant and equipment and intangibles, net	32,705	32,475
Other	21,384	18,314
Total deferred tax assets	147,868	130,167
Valuation allowance	(117,427)	(98,536)
Net deferred tax assets	30,441	31,631
Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(21,865)	(31,630)
Stock basis of subsidiaries	(7,709)	(33,780)
Other, net	(32,435)	(26,116)
Total deferred tax liabilities	(62,009)	(91,526)
Net deferred tax liabilities	$(31,568)	$(59,895)

A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is less than four years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $117.4 million and $98.5 million are appropriate as of December 30, 2006 and December 31, 2005, respectively.

During fiscal 2006, the Company: (a) recognized additional tax benefits from the utilization of preconfirmation net operating loss carryforwards; (b) completed the Internal Revenue Service (“IRS”) examinations for fiscal years 2003 and 2004, effectively settling certain tax uncertainties with respect to those years; and (c) modified the tax basis of its investment in subsidiaries as a result of completing the IRS examination. In accordance with SOP 90-7, the Company has recognized the tax benefits with respect to such items which were originally estimated as of the Effective Date, in the amount of approximately $27.4 million, first eliminating goodwill of $10.2 million; second, eliminating all remaining intangibles established as of the Effective Date of $13.1 million; with the excess of such tax benefits over the amounts allocable to goodwill and other intangibles as a credit  to Additional Paid-in Capital of $4.1 million.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no significant income tax refunds receivable at December 30, 2006 and $1.6 million at December 31, 2005. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 11. Pension and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, which required employers to recognize the funded status of defined benefit plans and other postretirement benefit plans in the Consolidated Balance Sheets, with changes in the plan’s funded status recognized as a component of Accumulated Other Comprehensive Income. SFAS No. 158 has been applied by the Company as of December 30, 2006.

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The benefit obligations and related assets under these plans with respect to the 2006 and 2005 disclosures have been measured as of December 30, 2006 and December 31, 2005, respectively.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2006	2005	2006	2005
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,946)	$(12,504)	$(112,579)	$(94,768)
Additional benefit obligations	—	—	—	(2,852)
Service costs	—	—	(2,452)	(2,633)
Interest costs	(717)	(724)	(5,245)	(5,117)
Participant contributions	—	—	(142)	(498)
Plan amendments	—	—	3,849	(1,232)
Actuarial (loss)/gain	(241)	(714)	1,525	(17,923)
Currency translation adjustment and other	—	—	(8,067)	7,211
Benefit payments	1,024	996	4,924	5,233
Projected benefit obligation at end of year	$(12,880)	$(12,946)	$(118,187)	$(112,579)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$10,259	$9,324	$92,348	$84,225
Actual return on and additional plan assets	1,425	961	6,287	13,450
Employer and plan participant contributions	1,040	970	6,231	6,284
Plan amendments	—	—	—	—
Actuarial (loss)/gain	—	—	—	—
Benefit payments	(1,024)	(996)	(4,924)	(5,233)
Currency translation adjustment and other	—	—	6,986	(6,378)
Fair value of plan assets at end of year	$11,700	$10,259	$106,928	$92,348
Funded status	$(1,180)	$(2,687)	$(11,259)	$(20,231)

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2006 and 2005, the total amount netted in the funded status above for such plans approximates $0.9 million and $0.3 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $0.5 million in 2006 and $0.3 million in 2005.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2006	2005	2006	2005
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(3,021)	$(3,472)	$(7,201)	$(5,282)
Additional benefit obligations	—	—	—	(1,192)
Service costs	(216)	(132)	(78)	(80)
Interest costs	(212)	(190)	(348)	(376)
Participant contributions	(96)	(71)	—	—
Plan amendments	—	—	591	—
Actuarial (loss)/gain	13	358	702	(498)
Currency translation adjustment and other	—	—	(23)	(226)
Curtailments	(191)	—	—	—
Benefit payments	411	486	489	453
Projected benefit obligation at end of year	$(3,312)	$(3,021)	$(5,868)	$(7,201)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer and plan participant contributions	315	415	489	453
Plan amendments	96	71	—	—
Benefit payments	(411)	(486)	(489)	(453)
Currency translation adjustment and other	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status	$(3,312)	$(3,021)	$(5,868)	$(7,201)

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recognized in the Consolidated Balance Sheet as of December 30, 2006 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Postretirement Benefit Plans	Non-U.S. Postretirement Benefit Plans
Other assets	$—	$854	$—	$—
Accrued liabilities	—	(47)	(676)	(404)
Other liabilities	(1,180)	(12,066)	(2,637)	(5,464)
Accumulated other comprehensive (income) loss	(394)	12,628	(518)	(1,867)
Net amounts recognized	$(1,574)	$1,369	$(3,831)	$(7,735)

The following table summarizes the amounts recorded to Accumulated Other Comprehensive (Income) Loss, before taxes, as of December 30, 2006 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Postretirement Benefit Plans	Non-U.S. Postretirement Benefit Plans
Transition net asset	$—	$107	$—	$—
Net actuarial (gain) loss	(394)	15,070	(401)	(1,331)
Prior service cost	—	(2,549)	(117)	(536)
Net amounts recognized	$(394)	$12,628	$(518)	$(1,867)

The following table summarizes the funded status as of December 31, 2005 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Postretirement Benefit Plans	Non-U.S. Postretirement Benefit Plans
Funded status at year-end	$(2,687)	$(20,231)	$(3,021)	$(7,201)
Unrecognized net (gain) loss	(28)	15,827	(400)	(569)
Unrecognized transition net (liability)	—	—	—	11
Unrecognized prior service cost	—	1,232	(149)	—
Currency translation adjustment and other	—	(10)	(173)	(145)
Net amounts recognized	$(2,715)	$(3,182)	$(3,743)	$(7,904)

The following table summarizes the amounts recognized in the Consolidated Balance Sheet as of December 31, 2005 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Postretirement Benefit Plans	Non-U.S. Postretirement Benefit Plans
Other assets	$—	$321	$—	$—
Other liabilities	(2,715)	(6,311)	(3,743)	(7,904)
Accumulated other comprehensive (income) loss	—	2,808	—	—
Net amounts recognized	$(2,715)	$(3,182)	$(3,743)	$(7,904)

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the accumulated benefit obligations as of December 31, 2005 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Accumulated benefit obligation	$12,946	$97,118

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2006	2005	2004	2006	2005	2004
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$2,452	$2,633	$2,362
Interest costs on projected benefit obligation and other	717	724	783	5,245	5,117	4,231
Return on plan assets	(1,425)	(961)	(881)	(6,287)	(11,917)	(3,705)
Net amortization of transition obligation and other	607	250	299	(306)	6,668	(939)
Periodic benefit cost, net	$(101)	$13	$201	$1,104	$2,501	$1,949
Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	2.2-7.5%	6.5-7.5%	6.5-7.5%
Discount rate on projected benefit obligations	5.75	5.75	6.0	4.50-5.00	4.25-5.25	5.25-6.1
Salary and wage escalation rate	N/A	N/A	N/A	2.0-3.0	2.0-3.0	2.0-3.0

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$217	$132	$372	$78	$81	$45
Interest costs on projected benefit obligation and other	212	190	496	348	376	287
Plan amendment	—	—	—	—	—	—
Net amortization of transition obligation, curtailment and other	(26)	(37)	(4,445)	(94)	1,020	(188)
Periodic benefit cost, net	$403	$285	$(3,577)	$332	$1,477	$144
Weighted average assumption rates:
Discount rate on projected benefit obligations	5.75%	5.75%	6.0%	5.00-5.25%	5.25-5.75%	6.0%

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed below, in fiscal 2007 the Company will recognize approximately $4.5 million of unamortized losses in its Consolidated Statement of Operations associated with the partial settlement of a Canadian defined benefit pension plan. The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2007	9.0%
2008	8.0%
2009	7.5%
2010	7.0%
2011	6.5%
2012	6.0%
2013 and thereafter	5.5%

A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2006 by $0.1 million and the accumulated postretirement benefit obligation as of December 30, 2006 by $0.4 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2006 by $0.1 million and the accumulated postretirement benefit obligation as of December 30, 2006 by $0.3 million.

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

The plans’ weighted-average asset allocations by asset category are as follows:

	2006	2005
Equity Securities	38%	46%
Debt Securities	45	52
Other	17	2
Total	100%	100%

The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with an overall targeted asset allocation of 40%-55% fixed income debt securities, 40%-55% equity securities and the remainder in cash or cash equivalents. The Investment

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managers select investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plans’ investment strategy. The Investment Managers will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2007 are expected to approximate $6.0 million.

Expected Benefit Payments

The following table reflects the total benefits projected to be paid from the plans, or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments.

The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2007	$4,864	$851
2008	5,348	500
2009	5,414	506
2010	5,432	500
2011	5,951	504
2012-2016	36,012	2,538

In December 2004, the Company approved amendments to various postretirement benefit plans which curtailed or eliminated defined benefits previously available under the plans. The amendments as adopted will eliminate, by January 1, 2008, the postretirement benefit plans for all U.S. current retirees of the Company and substantially all U.S. active employees. The three-year phase-out period was granted to provide current retirees and other eligible employees an acceptable period to transition to other alternative medical plans. In accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” (as amended), the gain on the plan curtailments was recognized upon the adoption of the plan amendments. The gain of $3.6 million was reported as a component of Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statement of Operations for fiscal year 2004 in the amounts of $3.3 million and $0.3 million, respectively.

During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss has been incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company will incur a settlement loss associated with employees who have elected to exit the plan. The loss incurred as a

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of the partial settlement of the defined benefit pension plan, in the amount of $4.5 million, will be recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in the amount of $1.9 million associated with the approved settlement, which funding obligations were fulfilled in February 2007.

The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.5 million, $2.3 million and $1.9 million for fiscal 2006, 2005 and 2004, respectively.

Note 12. Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Option Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options, representing 400,000 shares, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. As of December 30, 2006 and December 31, 2005, the Company had awarded non-qualified stock options to purchase 310,500 and 400,000 shares of the Company’s Class A Common Stock, respectively. Accordingly, at December 30, 2006, there remain 89,500 stock options available to be awarded pursuant to the 2003 Option Plan.

Effective January 1, 2006, the Company has elected to account for the 2003 Option  Plan in accordance with the methodology defined in SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, the compensation costs related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Prior to fiscal 2006, the Company elected to account for the 2003 Option Plan in accordance with the intrinsic value method as prescribed by APB No. 25. For fiscal 2006, no compensation costs were recognized for awards under the 2003 Option Plan with performance-based vesting as the performance targets were not achieved, whereas such targets were achieved in fiscal years 2005 and 2004. The compensation costs related to the 2003 Option Plan were $0.2 million, $2.2 million and $0.6 million during fiscal years 2006, 2005 and 2004, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Had the compensation expense methodology defined in SFAS No. 123(R) been applied for all periods presented, the Company’s net earnings and earnings per common share for fiscal years 2005 and 2004 would have been impacted as summarized in the discussion of the Company’s stock-based compensation accounting policy in Note 2 to the Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity related to the 2003 Option Plan for the years ended December 30, 2006, December 31, 2005 and January 1, 2005:

	2006	2005	2004
Unexercised options outstanding—beginning of period	400,000	225,313	240,000
Granted	—	174,687	—
Exercised	—	—	—
Forfeited	89,500	—	14,687
Expired/canceled	—	—	—
Unexercised options outstanding—end of period	310,500	400,000	225,313
Exercisable options:
Vested options as of year-end	174,454	156,328	48,000
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	89,500	—	174,687
Weighted average exercise price per share	$6.00	$6.00	$6.00

The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004
Annual dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	3.4	4.4	5.0
Risk-free interest rate	4.3%	3.9%	3.2%
Expected volatility	41.0%	37.0%	37.0%
Weighted average fair value per option granted	$18.87	$17.95	$3.41

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily price observations for the period subsequent to the Effective Date. The Company believes this method produces an estimate that is representative of our expectations of the volatility over the expected life of its options. The Company has no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based on the mandatory exercise provisions contained in the 2003 Option Plan. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense and that the estimate of forfeiture be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Restricted Stock Plans

The Company’s shareholders approved the 2004 Restricted Stock Plan for Directors (the “2004 Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by a

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

committee of the Company’s Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan. In fiscal 2006 and 2005, the Company awarded 9,313 and 3,240 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. In addition, 12,500 restricted shares were approved for issuance by the Company’s Board of Directors in September 2006 to the Company’s Chairman of the Board as a component of his compensation for serving as interim Chief Executive Officer. The cost associated with these restricted stock grants, which vest over periods ranging from immediately to eighteen months, totaled approximately $0.5 million and $0.1 million for fiscal years 2006 and 2005, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 30, 2006, 132,307 shares of the Company’s Class A Common Stock are available to be awarded under the 2004 Restricted Plan.

The Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of shares of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Vesting of the restricted shares is accelerated on the occurrence of a change in control. During fiscal 2006, 291,500 restricted shares were awarded to certain employees of the Company. Approximately 108,500 of these shares vested immediately with the balance vesting 25% on each of the grant’s anniversary dates, beginning with January 20, 2006 and/or annually based on service and the achievement of certain performance targets. In addition, 47,688 shares have been surrendered during fiscal 2006 by employees to satisfy withholding requirements and 25,144 shares have been forfeited. The compensation cost of $4.2 million related to these restricted stock grants for fiscal 2006 was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 30, 2006, 263,332 shares of the Company’s Class A Common Stock are available to be awarded under the 2005 Stock Plan.

Note 13. Series A Convertible Pay-in-kind Preferred Shares

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14. Derivatives and Other Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 9 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility.

In accordance with SFAS No. 133, the Company designated the swap as a cash flow hedge of the variability of interest payments and applied the shortcut method of assessing effectiveness. The agreement’s terms ensure complete effectiveness in offsetting the variability of the interest component associated with $212.5 million of first-lien term loan debt. As such, there is no ineffectiveness and changes in the fair value of the swap are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. The fair value of the interest rate swap, based on current settlement values, was $1.5 million and $3.8 million as of December 30, 2006 and December 31, 2005, respectively. Those amounts were included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of this swap on Interest expense, net in the Consolidated Statements of Operations was a decrease of $3.7 million for fiscal year 2006 and an increase of $0.2 million and $2.4 million for fiscal years 2005 and 2004, respectively.

Additionally, on February 8, 2007, the Company entered into a similar pay-fixed, receive-variable interest rate swap contract to become effective on May 8, 2007. The notional principal amount of this new contract, which expires on June 29, 2009, is $240.0 million and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%.

During fiscal years 2006 and 2005, the Company used foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments. At December 31, 2005, the Company had approximately $30.1 million of notional amount in outstanding contracts with a third party financial institution. There were no outstanding contracts at December 30, 2006.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Shareholders’ Equity

As of December 30, 2006 and December 31, 2005, the Company’s authorized capital stock consisted of the following classes of stock:

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

Note 16. Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes, industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the fiscal years 2006, 2005 and 2004 relating to special charges (credits), net that have not been allocated to the segment data.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by segment is as follows (in thousands):

	2006	2005	2004
Net sales
Nonwovens	$848,281	$763,777	$672,600
Oriented Polymers	173,327	185,071	172,541
Eliminations	—	—	(407)
	$1,021,608	$948,848	$844,734
Operating income (loss)
Nonwovens	$66,586	$66,211	$59,218
Oriented Polymers	4,340	10,586	12,092
Unallocated Corporate	(26,616)	(20,793)	(19,240)
Eliminations	258	259	202
	44,568	56,263	52,272
Special (charges) credits, net	(38,683)	(9)	8,992
	$5,885	$56,254	$61,264
Depreciation and amortization expense included in operating income (loss)
Nonwovens	$48,998	$45,083	$41,923
Oriented Polymers	10,373	10,643	8,217
Unallocated Corporate	211	106	1,120
Eliminations	(258)	(259)	—
Depreciation and amortization expense included in operating income	59,324	55,573	51,260
Amortization of loan acquisition costs	1,339	1,977	1,970
	$60,663	$57,550	$53,230
Capital spending
Nonwovens	$64,952	$77,088	$23,766
Oriented Polymers	2,438	1,814	1,025
Corporate	777	—	—
	$68,167	$78,902	$24,791
Division assets
Nonwovens	$737,561	$715,977	$732,163
Oriented Polymers	116,368	144,477	149,393
Corporate	390	2,096	560
Eliminations	(112,222)	(97,549)	(127,558)
	$742,097	$765,001	$754,558

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data:

Export sales from the Company’s United States operations to unaffiliated customers approximated $66.7 million, $60.6 million and $60.2 million during fiscal years 2006, 2005 and 2004, respectively. Geographic data for the Company’s operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	2006	2005	2004
Net sales
United States	$466,956	$444,968	$381,421
Canada	108,571	116,158	111,591
Europe	185,231	184,743	190,470
Asia	54,474	44,297	32,384
Latin America	206,376	158,682	128,868
	$1,021,608	$948,848	$844,734
Operating income (loss)
United States	$(8,822)	$3,327	$3,111
Canada	(1,073)	3,114	4,884
Europe	15,422	15,840	17,393
Asia	5,560	5,445	3,250
Latin America	33,481	28,537	23,634
	44,568	56,263	52,272
Special (charges) credits, net	(38,683)	(9)	8,992
	$5,885	$56,254	$61,264
Depreciation and amortization expense included in operating income (loss)
United States	$25,478	$24,891	$24,240
Canada	8,139	8,429	6,015
Europe	9,226	9,286	8,862
Asia	5,025	4,149	4,014
Latin America	11,456	8,818	8,129
Depreciation and amortization expense included in operating income	59,324	55,573	51,260
Amortization of loan acquisition costs	1,339	1,977	1,970
	$60,663	$57,550	$53,230
Identifiable assets (including intangible assets)
United States	$303,728	$323,596	$294,042
Canada	76,170	94,531	99,382
Europe	193,372	202,324	294,811
Asia	91,383	60,267	35,996
Latin America	189,669	181,834	157,900
Eliminations	(112,225)	(97,551)	(127,573)
	$742,097	$765,001	$754,558

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Foreign Currency Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	2006	2005	2004
Included in operating income	$1,229	$671	$2,027
Included in other expense (income)	68	(280)	1,046
	$1,297	$391	$3,073

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

Note 18. Commitments and Contingencies

Non-affiliate Leases

The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.7 million, $3.3 million and $4.0 million in fiscal years 2006, 2005 and 2004, respectively. Rental income approximated $0.2 million and $0.6 million in fiscal years 2005 and 2004, respectively. There was no rental income in fiscal year 2006. The expenses are recognized on a straight-line basis over the life of the lease. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 30, 2006 are presented in the following table (in thousands):

Gross Minimum Rental Payments
2007	$3,325
2008	2,747
2009	1,919
2010	1,352
2011	723
Thereafter	1,374
$11,440

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

At December 30, 2006, the Company had commitments of approximately $47.9 million related to the purchase of raw materials, maintenance and converting services. Additionally, the Company has several major committed capital projects, including the installment of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. Remaining payments due related to these planned capital expansions as of December 30, 2006 totaled approximately $39.4 million and are expected to be expended during fiscal year 2007. The Company has obtained committed local financing subsequent to December 30, 2006 to support the capital expansion in Argentina.

In June 2006, one of the Company’s subsidiaries, Fabpro Oriented Polymers, Inc. (“Fabpro”) entered an agreement relating to the sale of certain assets for $2.3 million and a supply and marketing rights agreement (“supply agreement”) with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

Collective Bargaining Agreements

At December 30, 2006, the Company had approximately 3,471 employees worldwide. Approximately 1,314 employees are represented by labor unions or trade councils, which have entered into separate collective bargaining agreements with the Company. Approximately 25% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year.

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

Litigation

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. During fiscal 2005, the Company was served with a lawsuit by a customer alleging breach of contract and other charges. The discovery phase is continuing and there is not currently enough information to formulate an assessment of the ultimate outcome of the claim. Accordingly, management is not able to estimate the amount of the loss, if any, at this time. The Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves, if any.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Quarterly Results of Operations (Unaudited)

Quarterly financial data for the fiscal year ended December 30, 2006 and the fiscal year ended December 31, 2005 is presented below (amounts in thousands, except for per share data). All 2006 and 2005 fiscal quarters were comprised of 13 weeks.

Quarterly data for fiscal 2006:

	Fourth Quarter Ended December 30, 2006	Third Quarter Ended September 30, 2006	Second Quarter Ended July 1, 2006	First Quarter Ended April 1, 2006
Operating data:
Net sales	$263,875	$248,586	$248,706	$260,441
Gross profit	41,416	35,130	36,453	43,204
Net loss	(18,860)	(1,515)	(12,552)	(1,605)
Loss applicable to common shareholders	(18,860)	(1,515)	(12,552)	(1,605)
Loss per common share—basic	$(0.98)	$(0.08)	$(0.65)	$(0.08)
Loss per common share—diluted	$(0.98)	$(0.08)	$(0.65)	$(0.08)

During the fourth quarter of fiscal 2006, the Company recorded special charges (credits), net of approximately $21.9 million. See Note 3 to the Consolidated Financial Statements for additional details related to such special charges (credits), net recognized in fiscal 2006. Additionally, the Company recognized an income tax expense of $3.6 million on a pre-tax loss of $15.2 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as an adjustment to tax accruals recorded through the previous quarters. See Note 10 to the Consolidated Financial Statements for additional details related to the fiscal year 2006 tax provision.

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

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Supplemental Cash Flow Information

Cash payments of interest and taxes consist of the following (in thousands):

	2006	2005	2004
Cash payments of interest, net of amounts capitalized	$27,546	$34,139	$37,764
Cash payments (refunds) of income taxes, net	6,498	(9,705)	6,827

Noncash investing or financing transactions in fiscal 2006 included the surrender of 47,688 shares of the Company’s Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $1.3 million to satisfy employee withholding tax obligations.

Noncash investing or financing transactions in fiscal 2005 included: (i) the conversion or redemption of 62,926 shares of the Company’s PIK Preferred Shares into approximately 8,629,346 shares of the Company’s Class A Common Stock, (ii) the issuance of 10,200 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $10.3 million of dividends on the Company’s PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $21.5 million in excess of the amounts accrued at the stated dividend rate of 16.0% on the PIK Preferred Shares and (iii) the accrual of $1.8 million of dividends on the PIK Preferred Shares from the date of the last dividend declaration date to the date the PIK Preferred Stock were redeemed or converted to Class A Common Stock.

Noncash investing or financing transactions in fiscal 2004 included (i) the issuance of 1,327,177 shares of the Company’s Class A Common Stock and 19,359 shares of the Company’s Class C Common Stock in accordance with the ruling of the United States Bankruptcy Court for the District of South Carolina, (ii) the conversion of $2.7 million of the Company’s Junior Notes into approximately 371,382 shares of the Company’s Class A Common Stock, (iii) the exchange of $42.6 million of the Company’s Junior Notes into approximately 42,633 shares of the Company’s PIK Preferred Shares, (iv) the exchange of $10.1 million of the Company’s Junior Notes into approximately 10,083 shares of the Company’s PIK Preferred Shares and 6,719 shares of the Company’s Class A Common Stock, (v) the payment in kind in lieu of cash payment of $1.8 million of interest expense on the Junior Notes and (vi) the accrual of $5.6 million of dividends on the PIK Preferred Shares.

Note 21.   Subsequent Events

On January 3, 2007, the Board of Directors of the Company approved a plan to close its Rogers, Arkansas and Gainesville, Georgia plants in the United States and transfer portions of the business to other locations in North America and Asia. The restructuring plan included the reduction of approximately 170 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $5.5 million to $6.0 million during fiscal year 2007. The Company anticipates proceeds of approximately $4.0 million to $5.0 million from the sale of idled facilities and equipment. Additionally, with respect to the planned closure of the aforementioned facilities in fiscal 2007, the Company recognized an impairment charge of $1.4 million in fiscal 2006.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 30, 2006.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2006. Grant Thornton LLP, an independent registered public accounting firm, has issued its report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Polymer Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Polymer Group, Inc. (a Delaware corporation) and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Polymer Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Polymer Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Polymer Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on Internal Control—Integrated Framwork issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polymer Group, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Columbia, South Carolina

March 13, 2007

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth under the captions “Nominees for Director” and “Executive Officers” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors, executive officers, and certain beneficial owners is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information on stockholder nominations to the Company’s Board of Directors, the Company’s Audit Committee and Audit Committee Financial Expert is set forth under the caption “Information About the Board of Directors” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

The Company has a Code of Conduct that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer, and other key financial and accounting officers. The Code of Conduct can be found on the Investors’ page of the Company’s publicly-available website (www.polymergroupinc.com). The Company will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by Securities and Exchange Commission regulations, on the Company’s website.

ITEM 11.          EXECUTIVE COMPENSATION

Information required under this Item relating to executive compensation and director compensation is set forth under the caption “Executive Compensation”  in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information required under this Item relating to Compensation Committee Interlocks and Insider Participation is set forth under the caption “Compensation Committee Interlocks and Insider Participation”  in the definitive proxy materials of the Company, which information is incorporated herein by reference.

The Compensation Committee Report required under this Item is set forth under the caption “Compensation Committee Report” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

The following table provides certain information as of December 30, 2006 with respect to our equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
—2003 Stock Option Plan	310,500	$6.00	89,500
—2004 Restricted Stock Plan for Directors (1)	—	—	132,307
—2005 Employee Restricted Stock Plan (2)	—	—	263,332
Total	310,500		485,139

(1)            Under the 2004 Restricted Stock for Directors, and unless otherwise determined by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the plan, $10,000 of a director’s yearly fee will be payable in shares of the Company’s Class A Common Stock. In addition, directors may elect to receive restricted stock in lieu of cash payments for director’s fees.

(2)            A portion of shares available for issuance under the 2005 Employee Restricted Stock Plan may be awarded in connection with the Company’s retention of a new Chief Executive Officer.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item relating to certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

Information required under this Item relating to director independence is set forth under the caption “Information About the Board of Directors” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is set forth under the caption “Independent Public Accountants” in the definitive proxy materials of the Company, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.   Financial Statements

The following consolidated financial statements and reports of Independent Registered Public Accounting Firms required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•       Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

•       Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•       Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005.

•       Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

•       Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

•       Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

•       Notes to Consolidated Financial Statements for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated By-laws of the Company. (2)
4.1	Shareholders Agreement dated as of March 5, 2003. (3)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004. (4)
10.1

Credit Agreement, dated as of November 22, 2005 among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the “2005 Credit Agreement”). (5)

10.2	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (6)

Exhibit Number	Document Description
10.3	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (7)
10.4

Guarantee Agreement, dated as of November 22, 2005 among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., Citicorp North America, Inc. as Collateral Agent and Administrative Agent. (8)

10.5

Settlement Agreement, Receipt and Release, dated as of April 29, 2005 by and among Polymer Group, Inc., Jerry Zucker, The Intertech Group, Inc., ZS Associates LLC and MatlinPatterson Global Advisors LLC (on behalf of itself and various affiliated entities named in the Settlement Agreement). (9)*

10.6	Amendment No. 1 to the 2005 Credit Agreement, dated as of December 8, 2006.
10.7	Executive Employment Agreement dated March 24, 2006 between Polymer Group, Inc. and James L. Schaeffer. (10)**
10.8	Executive Employment Agreement dated as of March 24, 2006 between Polymer Group, Inc. and Willis C. Moore, III. (11)**
10.9	Form of Change in Control Severance Compensation Agreements. (12)**
10.10	Polymer Group, Inc. 2003 Stock Option Plan. (13)**
10.11	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (14)**
10.12	Polymer Group, Inc. 2004 Restricted Stock Plan. (15)**
10.13	Polymer Group, Inc. 2005 Stock Option Plan. (16)*
10.14	Form of Stock Option Agreement for 2003 Plan. (17)**
10.15	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (18)**
10.16	Polymer Group, Inc. 2005 Employee Restricted Stock Plan. (19)**
10.17	Form of Restricted Stock Award Agreement. (20)**
10.18	Termination Agreement dated May 8, 2006 between PGI Nonwovens B.V. and Mr. R. Altdorf. (21)**
10.19	Consulting Agreement dated May 8, 2006 between PGI Nonwovens B.V. and Mr. R. Altdorf. (22)
10.20	Severance Agreement dated October 31, 2006 between James L. Schaeffer and Polymer Group, Inc. (23)**
10.21	Separation Agreement dated November 7, 2006 between James Snyder and Polymer Group, Inc. (24)**
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         (1) Incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

         (2) Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

         (3) Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003.

         (4) Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2005.

         (5) Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006.

         (6) Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006.

         (7) Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006.

         (8) Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006.

         (9) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

  (10) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

  (11) Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

  (12) Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

  (13) Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

  (14) Incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

  (15) Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

  (16) Incorporated by reference to Annex III of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

  (17) Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

  (18) Incorporated by reference to Annex II of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

  (19) Incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006.

  (20) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2006.

  (21) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2006.

  (22) Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2006.

  (23) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006.

  (24) Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006.

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

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E
		ADDITIONS				DEDUCTIONS
Description	Balance at beginning of period	Charged To costs and expenses		Charged to other accounts (Describe)		(Describe)		Balance at end of period
Fiscal Year ended December 30, 2006
Allowance for doubtful accounts	$9,586	(523	)(1)	35	(2)	1,518	(3)	$7,580
Valuation allowance for deferred tax assets	98,536	8,835		11,754	(2)(8)	1,698	(4)	117,427
Plant realignment	163	7,135		30		5,284	(5)	2,044
Fiscal Year ended December 31, 2005
Allowance for doubtful accounts	$9,725	1,350		48	(2)	1,537	(3)	$9,586
Valuation allowance for deferred tax assets	103,854	2,681		—		7,999	(2)(6)	98,536
Plant realignment	561	9		(32)		375	(5)	163
Fiscal Year ended January 1, 2005
Allowance for doubtful accounts	$13,570	(1,427	)(7)	869	(2)	3,287	(3)	$9,725
Valuation allowance for deferred tax assets	100,751	3,103		—		—		103,854
Plant realignment	4,564	1,867		39		5,909	(5)	561

(1)            Reserve adjustments of $1,232 net of current year provision of $709.

(2)            Foreign currency translation adjustments.

(3)            Uncollectible accounts written-off.

(4)            Net reduction to goodwill.

(5)            Cash payments and adjustments.

(6)            Net reductions due to realizations of deferred tax assets.

(7)            Reserve adjustments of $2,577, net of current year provision of $1,150.

(8)            Recognition of additional deferred tax assets and valuation allowances related to temporary differences not impacting the Consolidated Statement of Operations and the true-up of deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.

	By:	/s/ Willis C. Moore, III
Date: March 14, 2007		Willis C. Moore, III Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 14, 2007.

Signature	Title

/s/ William B. Hewitt	Chairman of the Board of Directors and Interim Chief Executive Officer
William B. Hewitt

/s/ Willis C. Moore, III	Chief Financial Officer
Willis C. Moore, III

/s/ Pedro A. Arias	Director
Pedro A. Arias

/s/ Ramon Betolaza	Director
Ramon Betolaza

/s/ Lap Wai Chan	Director
Lap Wai Chan

/s/ Eugene Linden	Director
Eugene Linden

/s/ James A. Ovenden	Director
James A. Ovenden

/s/ Mark Patterson	Director
Mark Patterson

/s/ Charles E. Volpe	Director
Charles E. Volpe