Form 10-K/A
period 2006-12-30
POLYMER GROUP INC
filed 2007-03-29
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 To

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

Portions of the Registrant’s Notice of 2007 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2006

EXPLANATORY NOTE

Polymer Group, Inc. (the “Company”) is hereby filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (“Form 10-K”), which was originally filed on March 14, 2007, to amend the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm contained in Part II, Item 8 of the Form 10-K. For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety.

Ernst & Young, LLP, the Company’s former independent registered public accounting firm, has previously issued their report dated March 23, 2005 on the consolidated balance sheet of Polymer Group, Inc. as of January 1, 2005, and the related consolidated statements operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the year ended January 1,

2005, the ten months ended January 3, 2004 and the two months ended March 1, 2003; such report has been included herein.  This Amendment No. 1 presents that report in the same format as included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, because that report has not been re-issued by Ernst & Young, LLP for inclusion in the Form10-K for the fiscal year ended December 30, 2006 pending the completion of their reissuance procedures.  The report herein replaces the draft report originally filed with the Company’s Form 10-K for the fiscal year ended December 30, 2006, which report mistakenly was originally notated as having been manually signed.

The Company expects that Ernst & Young, LLP will complete such procedures soon and will be in a position to reissue their report on the Company’s consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal year ended January 1, 2005.

No other revisions or amendments have been made to any other portion of the Company’s Form 10-K. The report of Grant Thornton LLP, the Company’s current independent registered public accounting firm, dated March 13, 2007 on the Company’s consolidated balance sheets as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended is included herein and remains in effect.  This Amendment does not reflect events occurring after March 14, 2007, the date of the original filing of the Company’s Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, new certifications by our interim Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

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

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 13, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheet of Polymer Group, Inc. as of January 1, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the year ended January 1, 2005, the ten months ended January 3, 2004, and the two months ended March 1, 2003 (Predecessor Company and date of reorganization for accounting purposes). Our audits also included the data related to the periods referenced in the preceding sentence included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

POLYMER GROUP, INC.

	By:	/s/ Willis C. Moore, III
Date: March 29, 2007		Willis C. Moore, III Chief Financial Officer