Form 10-K/A
period 2006-12-30
POLYMER GROUP INC
filed 2007-04-05
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 To

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

Portions of the Registrant’s Notice of 2007 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2006

EXPLANATORY NOTE

Polymer Group, Inc. (the “Company”) is hereby filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (“Form 10-K”), which was originally filed on March 14, 2007 and amended on March 29, 2007, to include the reissued report of Ernst & Young, LLP, the Company’s former independent registered public accounting firm, on the consolidated statements operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the year ended January 1, 2005. This Amendment No. 2 also includes the Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm as Exhibit 23.2 issued in connection with the completion by Ernst & Young, LLP of their reissuance procedures for their prior period report.

No other revisions or amendments have been made herein to any other portion of the Company’s Form 10-K. This Amendment does not reflect events occurring after March 14, 2007, the date of the original filing of the Company’s Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, new certifications by our interim Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

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

/s/ GRANT THORNTON LLP

Columbia, South Carolina
March 13, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Polymer Group, Inc.

We have audited the accompanying consolidated statement of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the year ended January 1, 2005. Our audit also included the data related to the year ended January 1, 2005 of Polymer Group, Inc. included in the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Polymer Group, Inc. for the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the fiscal 2004 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

POLYMER GROUP, INC.

	By:	/s/ Willis C. Moore, III
Date: April 5, 2007		Willis C. Moore, III Chief Financial Officer