Form 10-Q
period 2007-03-31
POLYMER GROUP INC
filed 2007-05-10
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On May 3, 2007 there were 19,235,173 shares of Class A common stock, 128,181 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

Safe Harbor-Forward-Looking Statements

From time to time, Polymer Group, Inc. (the “Company”) may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend” or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K. There can be no assurances that these events will occur or that the Company’s results will be as estimated.

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

•                    inability to achieve successful start-up on new or modified production lines;

•                    domestic and foreign competition;

•                    reliance on major customers and suppliers; and

•                    risks related to operations in foreign jurisdictions.

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$32,104
Accounts receivable, net	142,686	129,287
Inventories	138,488	132,530
Deferred income taxes	2,858	2,787
Other current assets	24,186	19,531
Total current assets	327,321	316,239
Property, plant and equipment, net	408,953	411,054
Intangibles and loan acquisition costs, net	9,855	10,206
Deferred income taxes	393	555
Other assets	3,249	4,043
Total assets	$749,771	$742,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,814	$4,570
Accounts payable	91,200	102,675
Accrued liabilities	44,316	41,638
Income taxes payable	2,295	3,445
Deferred Income taxes	295	294
Current portion of long-term debt	19,163	4,170
Total current liabilities	163,083	156,792
Long-term debt	395,184	402,416
Deferred income taxes	22,709	34,616
Other noncurrent liabilities	32,270	22,523
Total liabilities	613,246	616,347
Minority interests	17,228	16,654
Shareholders’ equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,130,600 and 19,133,728 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	191	191
Class B convertible common stock—130,654 and 135,721 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	2	2
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	186,880	173,368
Retained earnings (deficit)	(95,006)	(89,352)
Accumulated other comprehensive income	27,230	24,887
Total shareholders’ equity	119,297	109,096
Total liabilities and shareholders’ equity	$749,771	$742,097

See Accompanying Notes

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Net sales	$267,037	$260,441
Cost of goods sold	220,999	217,237
Gross profit	46,038	43,204
Selling, general and administrative expenses	28,442	32,398
Special charges, net	6,377	1,633
Foreign currency (gain) loss, net	(502)	567
Operating income	11,721	8,606
Other expense (income):
Interest expense, net	8,134	6,518
Foreign currency and other (gain) loss, net	(1,802)	491
Income before income tax expense and minority interests	5,389	1,597
Income tax expense	4,589	2,610
Minority interests, net of tax	510	592
Net income (loss)	$290	$(1,605)
Income (loss) per common share:
Basic	$0.02	$(0.08)
Diluted	$0.01	$(0.08)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Operating activities:
Net income (loss)	$290	$(1,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,060	1,295
Investment and other gains	—	(220)
Depreciation and amortization	14,549	14,763
Pension settlement loss	3,849	—
Noncash compensation	711	3,823
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,922)	(14,555)
Inventories	(5,458)	(8,424)
Other current assets	(4,655)	(2,382)
Accounts payable and accrued liabilities	(6,430)	13,289
Other, net	(2,456)	(1,460)
Net cash provided by (used in) operating activities	(8,462)	4,524
Investing activities:
Purchases of property, plant and equipment	(10,963)	(30,845)
Proceeds from sale of assets	174	1,357
Acquisition of intangibles and other	—	(942)
Net cash used in investing activities	(10,789)	(30,430)
Financing activities:
Proceeds from borrowings	20,544	32,110
Repayment of borrowings	(11,545)	(13,686)
Repayments of advances from equipment supplier	(2,792)	—
Other, net	—	(114)
Net cash provided by financing activities	6,207	18,310
Effect of exchange rate changes on cash	43	142
Net decrease in cash and cash equivalents	(13,001)	(7,454)
Cash and cash equivalents at beginning of period	32,104	30,963
Cash and cash equivalents at end of period	$19,103	$23,509

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

The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended December 30, 2006. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 30, 2006 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

valuation and recognition of share-based compensation. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation related to its employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions.

The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

Income Taxes

On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $5.9 million and reduced retained earnings by $5.9 million for the cumulative effect of applying the standard. Additionally, with respect to pre-emergence tax positions, consistent with the provisions of AICPA Statement of Position 90-7 “Financial Reporting of Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) the Company increased the liability for unrecognized tax benefits, included in Other noncurrent liabilities in the Consolidated Balance Sheet, by $2.4 million, decreased deferred tax liabilities by $15.4 million, increased deferred tax assets by $0.1 million and increased additional paid-in capital by $13.1 million.

The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $27.2 million at March 31, 2007 consisted of $32.2 million of currency translation gains, $4.3 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $0.7 million of cash flow hedge losses, all net of applicable income tax. Accumulated other comprehensive income of $24.9 million at December 30, 2006 consisted of $31.4 million of currency translation gains, $8.0 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $1.5 million of cash flow hedge gains, all net of applicable income tax.

Recent Accounting Standards

In June 2006, the FASB issued Emerging Issues Task Force Abstract 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (“EITF 06-3”). EITF 06-3 permits entities to adopt a policy of presenting taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). As required, the Company adopted the disclosure requirements of EITF 06-3 as of the first quarter of fiscal 2007. The Company accounts for such taxes on a net basis.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected, reported in earnings at each subsequent reporting date. The Company is reviewing the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2008, and has not yet completed the assessment of the impact of SFAS No. 159 on the Consolidated Financial Statements.

Note 2.   Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $7.8 million and $7.6 million at March 31, 2007 and December 30, 2006, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

records along with the corresponding reserve balance. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 12% and 14% of the Company’s sales in the first quarter of fiscal 2007 and 2006, respectively.

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

During the first quarter of fiscal 2007, approximately $46.8 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $42.4 million during the first quarter of fiscal 2006. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and any loss recognized on the sale is reflected in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations on such sales, as they meet the applicable criteria of SFAS No. 140, ”Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was $5.5 million and $6.6 million at March 31, 2007 and December 30, 2006, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 3.   Special Charges, Net

The Company’s operating income includes special charges, net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Restructuring and plant realignment costs	$6,207	$1,633
Other	170	—
	$6,377	$1,633

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Restructuring and plant realignment costs

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. A summary of the business restructuring activity accounted for in accordance with SFAS Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS Statement No. 88 “Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”) during the first three months of fiscal 2007 is presented in the following table (in thousands):

Balance accrued at beginning of year	$2,044
2007 restructuring and plant realignment costs	6,207
Cash payments	(1,333)
Pension settlement loss	(3,849)
Adjustments	6
Balance accrued at end of period	$3,075

The restructuring and plant realignment costs in the first quarter of fiscal 2007 primarily relate to a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company’s Canadian operations and the Company’s planned closure of two of its plants in the United States, which was communicated to affected employees in January 2007.

Canadian restructuring

During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

Other restructuring costs

In January 2007, the Company communicated a plan to affected employees that it planned to close two of its plants in the United States. The plant closures will include the reduction of approximately 170 positions when such consolidation efforts are completed. During the first quarter of fiscal 2007, approximately $2.3 million of employee severance and equipment relocation costs were recognized relating to these planned closures. Additionally, the Company incurred approximately $0.1 million of costs related to the corporate headquarters relocation undertaken in fiscal 2006 and other initiatives.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Investigation and other costs

Additionally, in the first quarter of fiscal 2007, the Company incurred ancillary costs in the amount of approximately $0.2 million relating to the investigation completed by the Board of Directors in fiscal 2006.

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Finished goods	$70,456	$64,897
Work in process	19,868	17,462
Raw materials	48,164	50,171
	$138,488	$132,530

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.0 million and $9.6 million at March 31, 2007 and December 30, 2006, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	March 31,	December 30,
	2007	2006
Cost:
Proprietary technology	$1,451	$1,352
Loan acquisition costs	9,191	9,191
Other	1,837	1,817
	12,479	12,360
Less accumulated amortization	(2,624)	(2,154)
	$9,855	$10,206

Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$125	$1,091
Loan acquisition costs included in interest expense, net	345	325
Total amortization expense	$470	$1,416

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Intangibles are amortized over periods ranging from 5 to 17 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $18.3 million and $15.6 million as of March 31, 2007 and December 30, 2006, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 30,
	2007	2006
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.57% and 7.61% as of March 31, 2007 and December 30, 2006, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined, with the balance due November 22, 2012	$404,875	$405,900
Argentine Facility:
Argentine Peso Loan—interest at 14.93% as of March 31, 2007; denominated in Argentine pesos with quarterly principal payments scheduled to begin in June 2008	1,147	—
United States Dollar Loan—interest at 8.26% as of March 31, 2007; denominated in U.S. dollars with quarterly principal payments scheduled to begin in June 2008	7,652	—
Other	673	686
	414,347	406,586
Less: Current maturities	(19,163)	(4,170)
	$395,184	$402,416

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with all such financial covenants at March 31, 2007 and December 30, 2006 and expects to remain in compliance through the remainder of fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results, however, the Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and has classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheet as of March 31, 2007. No excess cash flow payment was required to be made with respect to fiscal 2006 due to the magnitude of the major capital expenditure projects.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate (“ABR”) for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. There were no borrowings under the revolving credit facility as of March 31, 2007 or as of December 30, 2006. As of March 31, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $15.3 million, as described below. Average daily borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period from December 31, 2006 to March 31, 2007 were $5.1 million at an average rate of 9.50%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in May 2004. This cash flow hedge agreement effectively converts $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement terminates on May 8, 2007 and is described more fully in Note 11 to the Consolidated Financial Statements. Additionally, in February 2007, the Company entered into another cash flow hedge agreement, which is effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%.

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of March 31, 2007, the Company had $15.3 million of standby and documentary letters of credit outstanding under the Credit Facility. Letters of credit are in place to

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at March 31, 2007.

Subsidiary Indebtedness

In fiscal 2006, the Company’s operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. These facilities have outstanding indebtedness of $4.6 million at both March 31, 2007 and December 30, 2006 and mature at various dates through June 2007. All of these borrowings are shown in Short-term borrowings in the Consolidated Balance Sheets.

In January 2007, the Company’s joint venture in Argentina entered into an arrangement with a banking institution in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The borrowings are secured by pledges covering (i) the joint venture’s existing equipment lines; (ii) the outstanding stock of the joint venture; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the joint venture. As of March 31, 2007, the outstanding indebtedness was approximately $8.8 million, consisting of a $1.1 million Argentine peso-denominated loan and a $7.7 million U.S. dollar-denominated loan. Accrued interest on these loans, which is shown in Accrued liabilities in the Consolidated Balance Sheets, will become part of the loan balance at the conclusion of the construction period, at which time the principal payment amounts will be determined. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate (“BAIBOR”) plus 475 basis points for the Argentine peso-denominated loan. Principal payments are scheduled to begin in December 2007 with the loans maturing in March 2018. These dates are subject to change based on the date of the last loan advance paid to the joint venture. Additionally, in March 2007, the Company’s operations in Argentina entered into a short-term credit facility denominated in U.S. dollars with a financial institution in Argentina. This short-term credit facility is intended to finance working capital requirements and had an outstanding balance of $1.2 million at March 31, 2007 and matures on September 4, 2007. This borrowing is shown in Short-term borrowings in the Consolidated Balance Sheets.

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

Note 8.   Income Taxes

The Company recognized income tax expense of $4.6 million for the three months ended March 31, 2007 on consolidated income before income taxes of $5.4 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

During the three months ended April 1, 2006, the Company recognized income tax expense of $2.6 million on consolidated pre-tax income of $1.6 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

See Note 1 to the consolidated financial statements for a discussion of the adoption of FIN 48.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. During 2007, the Company concluded the tax examination by the Internal Revenue Service for the tax years 2003 and 2004. As of March 31, 2007, the Company has no tax audits in process and has open tax years with various taxing jurisdictions that range from 1998 to 2006.

Note 9.   Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Current service costs	$588	$913	$43	$58
Interest costs on projected benefit obligation and other	1,376	1,529	114	132
Return on plan assets	(1,681)	(1,749)	—	—
Amortization of transition obligation and other	(25)	110	(68)	(31)
Settlement loss	3,849	—	—	—
Periodic benefit cost, net	$4,107	$803	$89	$159

As of March 31, 2007, the Company had contributed $4.6 million to its pension and postretirement benefit plans for the 2007 benefit year. The Company presently anticipates contributing an additional $2.6 million to fund its plans in 2007, for a total of $7.2 million.

During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Stock Option Plan (the “2003 Option Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. As of March 31, 2007 and December 30, 2006, the Company had awarded grants of non-qualified stock options to purchase 310,500 shares of the Company’s Class A Common Stock. Accordingly, at March 31, 2007, there remain 89,500 stock options available to be awarded pursuant to the 2003 Option Plan.

The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). The compensation costs related to the 2003 Option Plan were $0.5 million and $0.2 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Restricted Stock Plans

The Company’s shareholders and Board of Directors approved the 2004 Restricted Stock Plan for Directors (the “2004 Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by the Restricted Stock Committee, which is a committee of the Company’s Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan. In the first quarter of fiscal 2007 and the first quarter of fiscal 2006, the Company awarded 2,874 and 5,660 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $55.0 thousand and $45.0 thousand for each of the periods noted above and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2007, 129,433 shares of the Company’s Class A Common Stock are available to be awarded under the 2004 Restricted Plan.

The Company’s 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s shareholders and Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015,

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Vesting of the restricted shares is accelerated on the occurrence of a change in control. During the first quarters of fiscal 2007 and 2006, 800 and 272,000 restricted shares, respectively, were awarded to certain employees of the Company. Generally, these shares vest 25% on each of the grant’s anniversary dates based on a combination of service and performance factors. Approximately 100,000 of the initial shares awarded in the first quarter of fiscal 2006 vested immediately. In addition, 11,869 shares were surrendered during the first quarter of fiscal 2007 by employees to satisfy withholding requirements. The compensation costs associated with these restricted shares totaled $0.2 million and $3.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2007, 274,401 shares of the Company’s Class A Common Stock are available for future grant under the 2005 Stock Plan.

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

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, thus effectively converting the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expires on May 8, 2007, was $212.5 million at both March 31, 2007 and December 30, 2006. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Additionally, on February 8, 2007, the Company entered into a similar pay-fixed, receive-variable interest rate swap contract to become effective on May 8, 2007. The notional principal amount of this contract, which expires on June 29, 2009, is $240.0 million and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%. Cash settlements will be made quarterly and the floating rate will be reset quarterly, coinciding with the reset dates of the current Credit Facility.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on May 8, 2007, based on current settlement values, was $0.5 million and $1.5 million as of March 31, 2007 and December 30, 2006, respectively. Those amounts are included in Other noncurrent assets in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on current settlement values, was an obligation of $1.2 million as of March 31, 2007. That amount is included in Other noncurrent liabilities in the Consolidated Balance Sheets.

The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was a decrease of $1.1 million and $0.6 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

Note 12.   Earnings Per Share and Shareholders’ Equity

The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended March 31, 2007 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$290	19,262.6	$0.02
Potential shares exercisable under share-based plans		219.8
Less: shares which could be repurchased under treasury stock method		(85.1)
Diluted	$290	19,397.3	$0.01

Calculations have not been presented to reconcile basic earnings per common share to diluted earnings per common share for the three months ended April 1, 2006 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three months ended April 1, 2006 were 19,246,662.

As of March 31, 2007, the Company’s authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

converted into an equal number of shares of Class A Common Stock. The shares of preferred stock may be issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors.

Note 13.   Segment Information

The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three months ended March 31, 2007 and the three months ended April 1, 2006 relating to special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales
Nonwovens	$223,513	$210,652
Oriented Polymers	43,524	49,789
Eliminations	—	—
	$267,037	$260,441
Operating income
Nonwovens	$21,443	$17,307
Oriented Polymers	1,775	3,409
Unallocated Corporate	(5,120)	(10,542)
Eliminations	—	65
	18,098	10,239
Special charges, net	(6,377)	(1,633)
	$11,721	$8,606
Depreciation and amortization expense included in operating income
Nonwovens	$11,527	$11,702
Oriented Polymers	2,454	2,745
Unallocated Corporate	223	(9)
Depreciation and amortization expense included in operating income	14,204	14,438
Amortization of loan acquisition costs	345	325
	$14,549	$14,763
Capital spending
Nonwovens	$10,805	$30,295
Oriented Polymers	253	520
Corporate	(95)	30
	$10,963	$30,845

	March 31, 2007	December 30, 2006
Division assets
Nonwovens	$735,738	$735,315
Oriented Polymers	119,450	116,839
Corporate	1,577	390
Eliminations	(106,994)	(110,447)
	$749,771	$742,097

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales
United States	$119,581	$121,588
Canada	28,292	31,479
Europe	52,943	47,029
Asia	18,178	11,555
Latin America	48,043	48,790
	$267,037	$260,441
Operating income
United States	$1,928	$(3,563)
Canada	1,178	1,082
Europe	4,262	3,934
Asia	2,060	1,396
Latin America	8,670	7,390
	18,098	10,239
Special charges, net	(6,377)	(1,633)
	$11,721	$8,606
Depreciation and amortization expense included in operating income
United States	$5,255	$6,031
Canada	1,915	2,193
Europe	2,242	2,372
Asia	1,865	1,056
Latin America	2,927	2,786
Depreciation and amortization expense included in operating income	14,204	14,438
Amortization of loan acquisition costs	345	325
	$14,549	$14,763

	March 31, 2007	December 30, 2006
Identifiable assets (including intangible assets)
United States	$303,028	$303,728
Canada	77,454	76,640
Europe	197,899	193,666
Asia	92,186	91,914
Latin America	186,198	186,596
Eliminations	(106,994)	(110,447)
	$749,771	$742,097

Note 14.   Foreign Currency and Other (Gain) Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Included in operating income	$(502)	$567
Included in other expense (income)	(40)	376
	$(542)	$943

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Foreign currency (gain) loss, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Foreign currency (gain) loss, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other (gain) loss, net in the Consolidated Statement of Operations.

The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Foreign currency loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt, are included in Foreign currency and other (gain) loss, net.

Additionally, included in Foreign currency and other (gain) loss, net for the three months ended March 31, 2007 is the cash recovery from the minority shareholder of the Company’s Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

Note 15.   Legal Proceedings, Commitments and Contingencies

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

The Company has several committed capital projects, including the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. Remaining payments due related to these planned capital expenditures as of March 31, 2007 totaled approximately $29.9 million and are expected to be expended over the remainder of fiscal 2007. The Company is using local financing to support the capital expansion in Argentina.

Note 16.   Supplemental Cash Flow Information

Noncash investing or financing activities in the first three months of fiscal 2007 included the surrender of 11,869 shares of the Company’s Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations.

There were no noncash investing or financing activities in the first three months of fiscal 2006.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. In addition, it should be noted that the Company’s gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including the Company, include such costs in selling, general and administrative expenses. Similarly, some entities, including the Company, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

During the two-year period ended December 30, 2006, the Company was engaged in a major capital expansion program which included adding new spunmelt capacity in Cali, Colombia, in Mooresville, North Carolina and in Suzhou, China. Capital expenditures during this period totaled $147.1 million and consisted primarily of the aforementioned three new spunmelt facilities. The new capacity installations have resulted in improvements in sales and profitability.

The Cali line, which was installed in the latter part of fiscal 2005, experienced several quarters of suboptimal manufacturing performance associated with equipment issues which hindered production output and sales. These issues were resolved, and the Cali line has performed at expected levels since the second half of fiscal 2006.

The Mooresville line initiated production in the latter part of the second quarter of fiscal 2006 and has performed within expected levels since its start up. The Mooresville line has performed at planned levels from a productivity and profitability perspective since the fourth quarter of fiscal 2006.

The Suzhou line initiated operations in the latter part of the third quarter of fiscal 2006 and commenced production without any significant manufacturing complications. As such, the Suzhou line only contributed marginally to sales and profitability during the fourth quarter of fiscal 2006. Sales and profitability for the first quarter of fiscal 2007 were within the Company’s expectations as the Suzhou line continued the qualification process for high grade finished medical fabric transitioning from hygiene and lower grades of medical fabrics.

Additionally, the Company has announced the construction of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina, which is expected to initiate operations in the fourth quarter of fiscal 2007.

The Company reviews its business on an ongoing basis relative to current and expected market conditions, attempting to match its production capacity and cost structure to the demands of the markets in which it participates, and strives to continuously streamline its manufacturing operations consistent with world-class standards. Accordingly, in the future the Company may or may not decide to undertake certain restructuring efforts to improve its competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. The Company actively and continuously pursues initiatives to prolong the useful life of its long-lived assets through product and process innovation. In some instances the Company may decide, as was the case with its current plans to consolidate operations in the U.S., as further described in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that its fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve the Company’s long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold:
Materials	53.2	52.5
Labor	7.8	7.9
Overhead	21.8	23.0
	82.8	83.4
Gross profit	17.2	16.6
Selling, general and administrative expenses	10.6	12.5
Special charges, net	2.4	0.6
Foreign currency (gain) loss, net	(0.2)	0.2
Operating income	4.4	3.3
Other expense (income):
Interest expense, net	3.1	2.5
Foreign currency and other (gain) loss, net	(0.7)	0.2
Income before income tax expense and minority interests	2.0	0.6
Income tax expense	1.7	1.0
Minority interests, net of tax	0.2	0.2
Net income (loss)	0.1%	(0.6)%

Comparison of Three Months Ended March 31, 2007 and April 1, 2006

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 “Segment Information” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income by operating division for the three months ended March 31, 2007, the three months ended April 1, 2006 and the corresponding change (in millions):

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006	Change
Net sales
Nonwovens	$223.5	$210.6	$12.9
Oriented Polymers	43.5	49.8	(6.3)
Eliminations	—	—	—
	$267.0	$260.4	$6.6
Operating income
Nonwovens	$21.3	$17.3	$4.0
Oriented Polymers	1.8	3.4	(1.6)
Unallocated Corporate, net of eliminations	(5.0)	(10.5)	5.5
	18.1	10.2	7.9
Special charges, net	(6.4)	(1.6)	(4.8)
	$11.7	$8.6	$3.1

The amounts for special charges, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $267.0 million in the first three months of fiscal 2007, an increase of $6.6 million or 2.5% over first quarter 2006 net sales of $260.4 million. Net sales for 2007 improved in the Nonwovens Division over comparable 2006 results by 6.1%, and net sales in 2007 in the Oriented Polymers Division decreased 12.7% from 2006 results. A reconciliation of the change in net sales between the three months ended April 1, 2006 and the three months ended March 31, 2007 is presented in the following table (in millions):

Net sales—three months ended April 1, 2006	$260.4
Change in sales due to:
Volume	6.9
Price/mix	(4.8)
Foreign currency translation	4.5
Net sales—three months ended March 31, 2007	$267.0

The increase in net sales during the first quarter of fiscal 2007 was due to volume gains and foreign currency translation, partially offset by price/mix erosion. Volume gains occurred in substantially all of the regions comprising the nonwovens segment. As raw material costs have increased or decreased, the Company has attempted to pass raw material costs along to its customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

A significant component of the $12.9 million increase in nonwovens sales was due to volume growth, primarily generated in the Asia region, with most of the increase resulting from shipments from the Company’s new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006, and by the new spunmelt facility at Mooresville, North Carolina, which initiated operations in the latter part of the second quarter of fiscal 2006. The Latin America region’s improvement in sales volume was paced by year-over-year increases in hygiene and industrial sales, whereas Europe continued to experience increased sales in their industrial business. Oriented Polymers’ net sales for 2007 decreased $6.3 million from the first quarter 2006 level. Oriented Polymers’ sales volumes and selling prices have been negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and reduced agricultural sales.

Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $4.5 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the first quarter of 2007 improved to 17.2% from 16.6% in the first quarter of 2006, driven by improved sales volumes and lower manufacturing and fixed overhead costs, which offset the impact of the declines in the price/mix of sales during 2007. The raw material component of the cost of goods sold as a percentage of net sales increased from 52.5% in 2006 to 53.2% in 2007.

Operating Income

A reconciliation of the change in operating income between the three months ended April 1, 2006 and the three months ended March 31, 2007 is presented in the following table (in millions):

Operating income—three months ended April 1, 2006	$8.6
Change in operating income due to:
Price/mix	(4.8)
Lower raw material costs	0.3
Volume	3.2
Lower manufacturing costs	3.6
Foreign currency	0.4
Lower depreciation and amortization expense	0.2
Higher special charges, net	(4.8)
Decreased share-based compensation costs	3.1
All other, including lower SG&A costs	1.9
Operating income—three months ended March 31, 2007	$11.7

Consolidated operating income was $11.7 million in 2007 as compared to $8.6 million in 2006. Operating income was positively impacted by the volume gains in the nonwovens markets, partially offset by volume declines in the oriented polymers markets as noted above in the net sales discussion. The net improvement in operating income was positively impacted by lower noncash compensation costs related to share-based awards made under the Company’s stock option and restricted stock plans. Also contributing to the improvement in operating income was lower manufacturing costs, which was attributable to the improvement in efficiencies and absorption of costs associated with the continued ramp-up of new lines and products within each of the regions, primarily on the spunmelt lines. Special charges, net in 2007 primarily relate to a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company’s Canadian operations and the initial costs related to the Company’s announced closure of two of its plants in the United States, which was communicated to affected employees in January 2007 and expected to be completed by the end of fiscal 2007.

Selling, general and administrative expenses decreased $4.0 million, from $32.4 million in 2006 to $28.4 million in 2007, largely due to the lower noncash stock-based compensation costs described in the previous paragraph.

Interest and Other Expense

Net interest expense increased $1.6 million, from $6.5 million during the three months ended April 1, 2006 to $8.1 million during the three months ended March 31, 2007. The increase in net interest expense was largely due to the lower interest capitalization of approximately $1.0 million with respect to major capital expenditure projects in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Additionally, the interest rates on the Company’s long-term debt have increased in 2007 compared to 2006.

Foreign currency and other (gain) loss, net improved by $2.3 million, from a loss of $0.5 million in the first quarter of fiscal 2006 to a gain of $1.8 million in the first quarter of fiscal 2007. Included as a gain in Foreign currency and other (gain) loss, net for the three months ended March 31, 2007 is the cash recovery from a minority shareholder of the Company’s Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

Income Tax Expense

The Company recognized income tax expense of $4.6 million for the three months ended March 31, 2007 on consolidated income before income taxes of $5.4 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During the three months ended April 1, 2006, the Company recognized an income tax expense of $2.6 million on consolidated pre-tax income of $1.6 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized net income of $0.3 million, or $.02 per share, for the three months ended March 31, 2007 compared to a net loss of $1.6 million, or $.08 per share, for the three months ended April 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At March 31, 2007, the Company was in compliance with all such financial covenants. Additionally, as of March 31, 2007, the Company had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $15.3 million.

	March 31, 2007	December 30, 2006
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$19.1	$32.1
Working capital	164.2	159.4
Total assets	749.8	742.1
Total debt	420.2	411.2
Total shareholders’ equity	119.3	109.1

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In Millions)
Cash flow data:
Net cash provided by (used in) operating activities	$(8.5)	$4.5
Net cash used in investing activities	(10.8)	(30.4)
Net cash provided by financing activities	6.2	18.3

Operating Activities

Net cash used in operating activities was $8.5 million during the first quarter of fiscal 2007, a $13.0 million decrease from the net cash of $4.5 million provided by operating activities during the first quarter of fiscal 2006.

The Company had working capital of approximately $164.2 million at March 31, 2007 compared with $159.4 million at December 30, 2006. Accounts receivable at March 31, 2007 was $142.7 million as compared to $129.3 million at December 30, 2006, an increase of $13.4 million. Accounts receivable represented approximately 49 days of sales outstanding at March 31, 2007 compared to 45 days of sales outstanding at December 30, 2006. Inventories at March 31, 2007 were $138.5 million, an increase of $6.0 million from inventories at December 30, 2006 of $132.5 million. The Company had inventory representing approximately 57 days of cost of sales on hand at March 31, 2007 compared to 54 days of cost of sales on hand at December 30, 2006. Accounts payable at March 31, 2007 was $91.2 million as compared to $102.7 million at December 30, 2006, a decrease of $11.5 million. Accounts payable represented approximately 38 days of cost of sales outstanding at March 31, 2007 compared to 42 days of cost of sales outstanding at December 30, 2006. The absolute dollar increases in accounts receivable and inventories in 2007 versus 2006 were largely related to sales dollar increases, sales increases in regions with longer payment cycles, inventory builds to transition the medical fabric finishing from the Company’s operations in the United States to China and to facilitate other plant consolidation efforts. The decrease in accounts payable was impacted by the Company’s decision to take advantage of available vendor discounts related to early payment of trade payables.

The Company’s restructuring and plant realignment activities in fiscal 2007 are discussed in Note 3 “Special Charges, Net” to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

On January 3, 2007, the Board of Directors of the Company approved a plan that was communicated to affected employees that it intended to close its Rogers, Arkansas and Gainesville, Georgia plants in the United States and transfer portions of the business to other locations in North America and Asia. The restructuring plan included the reduction of approximately 170 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $7.0 million during fiscal year 2007. The Company anticipates proceeds of approximately $4.0 million to $5.0 million from the sale of idled facilities and equipment. During the first quarter of fiscal 2007, approximately $2.3 million has been recognized as a restructuring and plant realignment charge with respect to the plant consolidations. Additionally, with respect to certain restructuring and plant realignment efforts initiated in fiscal 2006, including the corporate headquarters consolidation, the Company recognized additional relocation costs of $0.1 million in the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements.

Investing and Financing Activities

Net cash used for investing activities amounted to $10.8 million and $30.4 million in the first three months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures during 2007 totaled $11.0 million, a decrease of $19.8 million from capital spending of $30.8 million in 2006. A significant portion of the capital expenditures in 2007 related to the construction of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. Also, investing activities during 2007 and 2006 included proceeds from the sale of assets of $0.2 million and $1.4 million, respectively. In addition, investing activities during 2006 included $0.9 million for acquisition-related activities.

Net cash provided by financing activities amounted to $6.2 million and $18.3 million in the first three months of fiscal 2007 and fiscal 2006, respectively. In 2007, the Company borrowed, on a net basis, $9.0 million of debt whereas the Company borrowed, on a net basis, $18.4 million of debt during 2006. Additionally, in 2007, the Company repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the Company emerged from Chapter 11 bankruptcy proceedings on March 5, 2003 (the “Effective Date”). The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. The Company does not have any plans to pay dividends on its common stock in future periods.

Liquidity Summary

As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has a Credit Facility, which it entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan maturing in 2012.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the financial covenants under the Credit Facility at March 31, 2007 and expects to remain in compliance through fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. Additionally, no excess cash flow payment was required to be made with respect to fiscal 2006 due to the magnitude of the major capital expenditures. The Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and has included such amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in Current portion of long-term debt in the Consolidated Balance Sheets as of March 31, 2007.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an ABR for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had no outstanding borrowings at March 31, 2007 under the revolving credit facility. As of March 31, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $15.3 million. Average daily borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period of January 1, 2007 to March 31, 2007 were $5.1 million at an average rate of 9.50%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

Additionally, in accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement, effectively converting $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. The cash flow hedge agreement has been maintained in accordance with the terms of the Credit Facility and it terminates on May 8, 2007. Additionally, in February 2007, the Company entered into another cash flow hedge agreement, which is effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%.

Solely as a result of the change in the terms of the interest rate swaps, the Company estimates that interest costs will increase by approximately $2.4 million in fiscal 2007 versus fiscal 2006.

The Company has entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. The Credit Facility provides the Company the availability to increase the sale of non-U.S.-based receivables, under factoring agreements, to $20.0 million.

As discussed in Note 15 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has several committed capital projects, including the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. Remaining payments due related to these planned expansions as of March 31, 2007 totaled approximately $29.9 million and are expected to be expended during fiscal 2007. As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has obtained financing to fund a substantial portion of the Argentine expansion plan.

Based on the ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility, as amended, the Company believes that it has financial resources to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation generally affects the Company by increasing the costs of labor, overhead and equipment. The impact of inflation on the Company’s financial position and results of operations was minimal during the first quarter of both 2007 and 2006. However, the Company continues to be impacted significantly by raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is reviewing the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2008 and has not yet completed the assessment of the impact of SFAS No. 159 on the Consolidated Financial Statements.

Critical Accounting Policies And Other Matters

The Company’s discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, including the effects of sales returns and allowances and credit risks, inventories, income taxes, and impairment of long-lived assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Operations and Financial Condition,” as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected results.

The Company believes the following accounting policies are critical to its business operations and are essential in understanding the results of operations; such policies affect the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company sells, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At March 31, 2007, a reserve of $7.8 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

Inventory Reserves:   The Company maintains reserves for inventories valued primarily using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be ultimately recovered upon the sale of the goods. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates which may impact the inventory valuation and gross profits. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously established reserves. Management believes, based on its prior experience of managing and evaluating the recoverability of its slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales are less favorable than projected, additional inventory writedowns may be necessary.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006, the first day of fiscal 2007. In accordance with FIN 48, the Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measure the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

A number of years may elapse before a particular matter for which a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as noncurrent. However, if the Company anticipates paying cash within one year to settle an uncertain tax position, the liability is presented as current.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of March 31, 2007, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S. and Europe, either of which could result in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

Recent SEC Review of Periodic Reports

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently completed a review of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and issued a letter commenting on certain aspects of the Company’s filing. The Company is in the process of formulating its response to the SEC Staff.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company entered into an interest rate swap contract to effectively convert $212.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on May 8, 2007.

Additionally, on February 8, 2007, the Company entered into a similar pay-fixed, receive-variable interest rate swap contract to become effective on May 8, 2007. The notional principal amount of this new contract, which expires on June 29, 2009, is $240.0 million and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the new interest rate swap contract would change interest expense by approximately $1.8 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first quarter of both 2007 and 2006, certain currencies of countries in which the Company conducts foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

The Company has not historically hedged its exposure to foreign currency risk. However, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Also, the Company periodically reviews its hedge strategy with respect to its U.S. dollar exposure on certain foreign currency-based obligations such as firm commitments related to certain capital expenditure projects. The Company is also subject to political risk in certain of its foreign operations and has utilized insurance programs in certain circumstances to mitigate its political risk.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a one-quarter lag between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 52.5% in the first three months of 2006 to 53.2% in the first three months of 2007.

The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly during fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels, but have not returned to their pre-fourth quarter of fiscal 2005 levels. During the first quarter of fiscal 2007, the North American costs have trended slightly higher. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K for the period ended December 30, 2006 under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report of Form 10-Q for additional details.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2007, 5,067 shares of the Company’s Class B Common Stock were converted into 5,067 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)           On May 10, 2007, the Company issued a press release announcing its financial results for the first quarter of fiscal 2007. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6. EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Executive Employment Agreement dated March 29, 2007 between Polymer Group, Inc. and Veronica M. Hagen.
10.2	Amendment No. 1, dated March 30, 2007, to the Executive Employment Agreement dated March 24, 2006 between Polymer Group, Inc. and Willis C. Moore, III.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release dated May 10, 2007 reporting financial results for the first quarter of fiscal 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: May 10, 2007	By:	/s/ VERONICA M. HAGEN
Veronica M. Hagen
Chief Executive Officer

Date: May 10, 2007	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III
Chief Financial Officer