Form 10-Q
period 2007-06-30
POLYMER GROUP INC
filed 2007-08-09
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On August 1, 2007 there were 19,239,274 shares of Class A common stock, 121,759 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

Safe Harbor-Forward-Looking Statements

From time to time, Polymer Group, Inc. (the “Company”) may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend”, “target” or other words that convey the uncertainty of future events or outcomes.

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, the Company does not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended. There can be no assurances that these events will occur or that the Company’s results will be as estimated.

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

•       achievement of objectives for strategic acquisitions and dispositions;

•       cost and availability of raw materials, labor and natural and other resources and the inability to pass raw material cost increases along to customers;

•       inability to achieve successful or timely start-up on new or modified production lines;

•       domestic and foreign competition;

•       reliance on major customers and suppliers; and

•       risks related to operations in foreign jurisdictions.

ITEM 1.                 FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35,981	$32,104
Accounts receivable, net	139,429	129,287
Inventories	140,397	132,530
Deferred income taxes	1,952	2,787
Other current assets	24,656	19,531
Total current assets	342,415	316,239
Property, plant and equipment, net	408,766	411,054
Intangibles and loan acquisition costs, net	9,520	10,206
Deferred income taxes	775	555
Other assets	3,615	4,043
Total assets	$765,091	$742,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,159	$4,570
Accounts payable	89,414	102,675
Accrued liabilities	47,584	41,638
Income taxes payable	1,949	3,445
Deferred income taxes	294	294
Current portion of long-term debt	19,655	4,170
Total current liabilities	162,055	156,792
Long-term debt	401,283	402,416
Deferred income taxes	22,588	34,616
Other noncurrent liabilities	31,930	22,523
Total liabilities	617,856	616,347
Minority interests	18,116	16,654
Shareholders’ equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,232,920 and 19,133,728 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	193	191
Class B convertible common stock—126,453 and 135,721 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	1	2
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	187,760	173,368
Retained earnings (deficit)	(93,763)	(89,352)
Accumulated other comprehensive income	34,928	24,887
Total shareholders’ equity	129,119	109,096
Total liabilities and shareholders’ equity	$765,091	$742,097

See Accompanying Notes

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006
Net sales	$271,015	$248,706
Cost of goods sold	226,727	212,253
Gross profit	44,288	36,453
Selling, general and administrative expenses	28,268	25,555
Special charges, net	3,520	14,266
Foreign currency (gain) loss, net	(398)	2,405
Operating income (loss)	12,898	(5,773)
Other expense:
Interest expense, net	8,087	7,079
Foreign currency and other loss, net	403	564
Income (loss) before income tax expense (benefit) and minority interests	4,408	(13,416)
Income tax expense (benefit)	2,521	(1,495)
Minority interests, net of tax	644	631
Net income (loss)	$1,243	$(12,552)
Income (loss) per common share:
Basic	$0.06	$(0.65)
Diluted	$0.06	$(0.65)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Net sales	$538,052	$509,147
Cost of goods sold	447,726	429,490
Gross profit	90,326	79,657
Selling, general and administrative expenses	56,710	57,954
Special charges, net	9,897	15,899
Foreign currency (gain) loss, net	(900)	2,972
Operating income	24,619	2,832
Other expense (income):
Interest expense, net	16,221	13,596
Foreign currency and other (gain) loss, net	(1,399)	1,054
Income (loss) before income tax expense and minority interests	9,797	(11,818)
Income tax expense	7,110	1,115
Minority interests, net of tax	1,154	1,223
Net income (loss)	$1,533	$(14,156)
Income (loss) per common share:
Basic	$0.08	$(0.73)
Diluted	$0.08	$(0.73)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In Thousands)

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Operating activities:
Net income (loss)	$1,533	$(14,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,613	(1,677)
Depreciation and amortization	29,249	29,661
Pension settlement loss	3,849	—
Asset impairment charges	335	7,856
Noncash compensation	1,608	4,368
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,411)	(3,376)
Inventories	(5,285)	(3,204)
Other current assets	(5,125)	(2,247)
Accounts payable and accrued liabilities	(6,160)	10,369
Other, net	(708)	(973)
Net cash provided by operating activities	13,498	26,621
Investing activities:
Purchases of property, plant and equipment	(20,310)	(46,436)
Proceeds from sale of assets	161	1,357
Acquisition of intangibles and other	—	(407)
Net cash used in investing activities	(20,149)	(45,486)
Financing activities:
Proceeds from borrowings	42,203	44,102
Repayment of borrowings	(29,324)	(36,722)
Repayments of advances from equipment supplier	(2,792)	—
Other, net	—	(301)
Net cash provided by financing activities	10,087	7,079
Effect of exchange rate changes on cash	441	346
Net increase (decrease) in cash and cash equivalents	3,877	(11,440)
Cash and cash equivalents at beginning of period	32,104	30,963
Cash and cash equivalents at end of period	$35,981	$19,523

See Accompanying Notes.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements

Note 1.   Principles of Consolidation and Financial Statement Information

Principles of Consolidation

Polymer Group, Inc. (the “Company”) is a publicly-traded, multinational manufacturer, marketer and seller of nonwoven and oriented polyolefin products. The Company is one of the world’s leading producers of nonwovens, and is a global, technology-driven developer, producer and marketer of engineered materials. With the broadest range of process technologies in the nonwovens industry, the Company is a global supplier to leading consumer and industrial product manufacturers. The Company operates 19 manufacturing facilities in nine countries throughout the world. The Company’s main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes, industrial and specialty markets.

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

The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K, as amended, for the period ended December 30, 2006. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 30, 2006 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended.

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

Prior to fiscal 2006, the Company accounted for stock options granted under the Polymer Group, Inc. 2003 Stock Option Plan (“2003 Option Plan”) in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Certain options issued under the 2003 Option Plan contain performance conditions which provide that the number of shares that an employee is entitled to receive is dependent upon the Company’s achievement of certain performance criteria. Accordingly, the Company accounted for these grants as awards under a variable plan and, consistent with the provisions of APB No. 25, recognized compensation expense each period from the date of grant to the date of measurement based on the quoted market price of the Company’s Class A Common Stock at the end of each reporting period, less the amount that the employee was required to pay.

Under SFAS No. 123(R) and the option pricing model, the estimate of fair value is based on the share price and other pertinent factors, such as expected volatility, at the grant date (as defined pursuant to SFAS No. 123(R)). The resulting estimation of the fair value, using the Black-Scholes option pricing model, of the stock options granted under the 2003 Option Plan and the corresponding proforma compensation expense for periods prior to the adoption of SFAS No. 123(R) is less than the compensation cost recognized under the variable plan accounting pursuant to APB No. 25, as previously described. Such difference is primarily attributable to the share price of the underlying common stock, less the option exercise price (APB No. 25 measurement), increasing subsequent to the date of grant in an amount in excess of the fair value of the stock option at the date of grant (SFAS No. 123(R) measurement) estimated using the Black-Scholes option pricing model.

Income Taxes

On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) and FASB Staff Position

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $5.9 million and reduced retained earnings by $5.9 million for the cumulative effect of applying the standard. Additionally, with respect to pre-emergence tax positions, consistent with the provisions of AICPA Statement of Position 90-7 “Financial Reporting of Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) the Company increased the liability for unrecognized tax benefits, included in Other noncurrent liabilities in the Consolidated Balance Sheet, by $2.4 million, decreased deferred tax liabilities by $15.4 million, increased deferred tax assets by $0.1 million and increased additional paid-in capital by $13.1 million. With respect to the net $8.3 million liability recorded for unrecognized tax benefits upon the adoption of FIN 48, $5.0 million represents penalties and interest.

Of the total unrecognized tax benefits, $5.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 by $1.6 million, which included $0.6 million of interest. There have not been any decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Sweden, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2006.

The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $34.9 million at June 30, 2007 consisted of $38.3 million of currency translation gains (net of income taxes of $6.3 million), $4.2 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $0.8 million of cash flow hedge gains. Accumulated other comprehensive income of $24.9 million at December 30, 2006 consisted of $31.4 million of currency translation gains (net of income taxes of $6.9 million), $8.0 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $2.1 million) and $1.5 million of cash flow hedge gains. Comprehensive income for the six months ended June 30, 2007 amounted to $11.5 million and is net

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

of reclassification adjustments pertaining to the cash flow hedge adjustment and to the amortization of actuarial losses under the Company’s defined benefit plans of $1.6 million and $3.8 million, respectively.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. The Company expects to adopt SFAS No. 157 effective in the first quarter of fiscal 2008 and is continuing to evaluate the impact of SFAS No. 157 on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The Company is continuing to review the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2008, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

Note 2.   Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $5.9 million and $7.6 million at June 30, 2007 and December 30, 2006, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. With respect to the $1.7 million decrease in the allowance for doubtful accounts, $1.3 million of such decrease related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 11% and 12% of the Company’s sales in the first six months of fiscal 2007 and 2006, respectively.

The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell, without recourse or

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

discount, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

During the first six months of fiscal 2007, approximately $97.5 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $91.3 million during the first six months of fiscal 2006. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and meet the applicable criteria of SFAS No. 140, ”Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was $7.0 million and $6.6 million at June 30, 2007 and December 30, 2006, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Asset impairment charges	$335	$7,856	$335	$7,856
Restructuring and plant realignment costs	3,068	2,740	9,275	4,373
Abandoned acquisition costs	—	3,670	—	3,670
Other costs	117	—	287	—
	$3,520	$14,266	$9,897	$15,899

Asset impairment charges

During the second quarter of fiscal 2007, the Company announced further plans to reorganize and consolidate certain of its operations in Europe. Such plans call for the closure of the Company’s Neunkirchen, Germany plant, and the subsequent transfer of the business and certain equipment to the Company’s plant in Cuijk, The Netherlands, with the building and the remainder of the equipment being offered for sale. See Restructuring and plant realignment costs below. As a result, the Company evaluated the Neunkirchen assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Assets,” (“SFAS No. 144”) and recorded a non-cash charge of approximately $0.3 million in the second quarter of fiscal 2007 associated with the write-down of certain of such assets, included in the nonwovens segment, to estimated fair value less costs to sell.

During the second quarter of fiscal 2006, the Company experienced a continued weakening of earnings and cash flows in certain of its Canadian operations. As a result, the Company evaluated such assets for impairment, consistent with the provisions of SFAS No. 144 and recorded a non-cash charge of approximately $5.6 million associated with the write-down of such assets to estimated fair value. The Company also recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of assets located in Sweden to estimated fair value less costs to sell, as such assets were expected to be removed from service in 2006 as a result of initiating the Company’s European restructuring and consolidation strategies. Of the total asset impairment charge of $7.9 million, $5.6 million was attributable to the Oriented Polymers segment and $2.3 million to the nonwovens segment.

Restructuring and plant realignment costs

Accrued costs for restructuring efforts are included in Accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities accounted for in accordance with SFAS Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS Statement No. 88 “Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”) as of and for the six month period ended June 30, 2007 (in thousands):

Balance accrued at beginning of year	$2,044
2007 restructuring and plant realignment costs	9,275
Cash payments	(2,996)
Pension settlement loss	(3,849)
Adjustments	2
Balance accrued at end of period	$4,476

The restructuring and plant realignment activities in the first six months of fiscal 2007 primarily relate to: (i) the Company’s closure of two of its plants in the United States, which was communicated to affected employees in January 2007, (ii) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company’s Canadian operations, and (iii) the closure, announced in June 2007, of the Neunkirchen, Germany facility.

U.S. restructuring

In January 2007, the Company communicated a plan to affected employees that it planned to close two of its plants in the United States, with the planned transfer of certain of the business and equipment to other Company facilities in North America and Asia. The plant closures are expected to

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

include the reduction of approximately 170 positions when such consolidation efforts are completed. The Company estimates that it will recognize cash restructuring charges of approximately $7.0 million, which is expected to be incurred in fiscal 2007. During the first six months of fiscal 2007, approximately $4.7 million of employee severance and equipment relocation costs were recognized relating to these plant closures for which manufacturing activities have ceased as of July 31, 2007. Additionally, the Company has incurred during fiscal 2007 approximately $0.8 million of costs related to the corporate headquarters relocation initially undertaken in fiscal 2006 and other U.S. initiatives.

Canadian restructuring

During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

European restructuring

In June 2007, the Company announced a plan to close its Neunkirchen, Germany plant. The plant closure will include the reduction of approximately 72 positions when such consolidation efforts are completed in early fiscal 2008. The Company expects to incur approximately $5.5 million in severance costs related to this restructuring. However, as the details of the severance packages were neither communicated to, nor agreed to by, the affected employees until July 2007, therefore  the Company, consistent with the provisions of SFAS No. 146, did not record any severance costs in the second quarter of fiscal 2007 relating to this planned closure. The Company expects to recognize the majority of such severance costs during the third and fourth quarters of fiscal 2007, as such severance benefits are generally contingent on the continuation of employment through the plant closure date. Additionally, the Company expects to incur approximately $2.5 million of equipment removal and relocation and related costs, primarily during the remainder of fiscal 2007, associated with the relocation of certain equipment, and the transfer of the business, to the Company’s plant in Cuijk, The Netherlands. Such costs will be accrued and expensed consistent with the provisions of SFAS No. 146.

Restructuring in prior periods

The restructuring and plant realignment costs for the first six months of fiscal 2006 were principally associated with (i) the Company’s restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.3 million, (ii) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $1.8 million, and (iii) downsizing certain Canadian operations resulting in severance costs of $0.2 million.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Abandoned acquisition costs

During the first six months of fiscal 2006, the Company incurred $3.7 million of costs, which were primarily comprised of third-party professional fees, in connection with a potential acquisition. When the negotiations with the acquisition target reached an impasse in the second quarter of fiscal 2006, the Company abandoned its efforts to consummate the acquisition and, accordingly, charged all costs with respect to the acquisition to the Consolidated Statement of Operations.

Other costs

During the first six months of fiscal 2007, the Company incurred approximately $0.3 million of additional third-party costs associated with the investigation by the Board of Directors in fiscal 2006 that led to the departure of the Company’s then Chief Executive Officer and the Vice President, Global Purchasing, and the resulting hiring of its current Chief Executive Officer.

Note 4.   Inventories

Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Finished goods	$74,271	$64,897
Work in process	21,284	17,462
Raw materials	44,842	50,171
	$140,397	$132,530

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.2 million and $9.6 million at June 30, 2007 and December 30, 2006, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.   Intangibles and Loan Acquisition Costs

Intangibles and loan acquisition costs consist of the following (in thousands):

	June 30,	December 30,
	2007	2006
Cost:
Proprietary technology	$1,573	$1,352
Loan acquisition costs	9,191	9,191
Other	1,871	1,817
	12,635	12,360
Less accumulated amortization	(3,115)	(2,154)
	$9,520	$10,206

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of amortization expense are shown in the table below (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$144	$1,110	$269	$2,202
Loan acquisition costs included in interest expense, net	344	345	689	669
Total amortization expense	$488	$1,455	$958	$2,871

Intangibles are amortized over periods ranging from 5 to 15 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.   Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $19.3 million and $15.6 million as of June 30, 2007 and December 30, 2006, respectively.

Note 7.   Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 30,
	2007	2006
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 7.61% as of both June 30, 2007 and December 30, 2006; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$403,850	$405,900
Argentine Facility:
Argentine Peso Loan—interest at 13.23% as of June 30, 2007; denominated in Argentine pesos with quarterly principal payments scheduled to begin in June 2008	3,839	—
United States Dollar Loan—interest at 8.26% as of June 30, 2007; denominated in U.S. dollars with quarterly principal payments scheduled to begin in June 2008	12,554	—
Other	695	686
	420,938	406,586
Less: Current maturities	(19,655)	(4,170)
	$401,283	$402,416

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Credit Facility

The Company’s Credit Facility (the “Credit Facility”), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan.

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with all such financial covenants at June 30, 2007 and expects to remain in compliance through the remainder of fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results; however, the Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and has classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheet as of June 30, 2007. No excess cash flow payment was required to be made with respect to fiscal 2006.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate (“ABR”) for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. There were no borrowings under the revolving credit facility as of June 30, 2007 or as of December 30, 2006. As of June 30, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.2 million, as described below. Average daily borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period from December 31, 2006 to June 30, 2007 were $4.2 million at an average rate of 9.50%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in May 2004. This cash flow hedge agreement effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

LIBOR rate of 3.383%. This cash flow hedge agreement terminated on May 8, 2007 and is described more fully in Note 11 to the Consolidated Financial Statements. Additionally, in February 2007, the Company entered into another cash flow hedge agreement, which was effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%.

The Company capitalized approximately $0.3 million and $0.5 million of interest costs for the three and six months ended June 30, 2007, respectively. For the three and six month periods ended July 1, 2006, the Company capitalized interest costs of $1.4 million and $2.5 million, respectively.

Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of June 30, 2007, the Company had $12.2 million of standby and documentary letters of credit outstanding under the Credit Facility. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at June 30, 2007.

Subsidiary Indebtedness

In fiscal 2006, the Company’s operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. Outstanding indebtedness under these facilities was $2.7 million and $4.6 million at June 30, 2007 and December 30, 2006, respectively, which facilities mature at various dates through June 2008. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

In January 2007, the Company’s joint venture in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement amount to $38.4 million and are secured by pledges covering (i) the joint venture’s existing equipment lines; (ii) the outstanding stock of the joint venture; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the joint venture. As of June 30, 2007, the outstanding indebtedness was approximately $16.4 million, consisting of a $3.8 million Argentine peso-denominated loan and a $12.6 million U.S. dollar-denominated loan. Accrued interest on these loans, which is shown in Accrued liabilities in the Consolidated Balance Sheets, will become part of the loan principal balance at the conclusion of the construction period, at which time the principal payment amounts will be finalized. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate (“BAIBOR”) plus 475 basis points for the Argentine peso-denominated loan. Principal payments are scheduled to begin in June 2008 with the loans maturing in March 2018. These dates are subject to change based on the date of the last loan advance. Additionally, in March 2007, the Company’s operations in Argentina entered into a short-term credit facility denominated in U.S. dollars with a financial institution in Argentina. This short-term credit facility is intended to finance working capital requirements and had an outstanding balance of $0.4 million at June 30, 2007 and matures on September 4, 2007. This borrowing is shown in Short-term borrowings in the Consolidated Balance Sheets.

In March 2006, one of the Company’s wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to repay the loan on September 1, 2008, the Company will begin making monthly payments of principal and interest at 6.25% per year.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes

During the three and six months ended June 30, 2007, the Company recognized income tax expense of $2.5 million and $7.1 million, respectively, on consolidated income before income taxes of $4.4 million and $9.8 million, respectively. This income tax expense was significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

During the three and six months ended July 1, 2006, the Company recognized an income tax benefit of $1.5 million and an income tax expense of $1.1 million, respectively, on consolidated pre-tax losses of $13.4 million and $11.8 million, respectively. This income tax benefit and expense was significantly different than such taxes determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax benefit and expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

See Note 1 to the Consolidated Financial Statements for a discussion of the adoption of FIN 48.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. During 2007, the Company concluded the tax examination by the U.S. Internal Revenue Service for the tax years 2003 and 2004. As of June 30, 2007, the Company has one tax audit in process and has open tax years with various taxing jurisdictions that generally range from 2001 to 2006. Although the results of the current tax audit have not been finalized, management believes that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 9.   Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Components of net periodic benefit costs for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Current service costs	$596	$929	$1,184	$1,842
Interest costs on projected benefit obligation and other	1,397	1,552	2,773	3,081
Return on plan assets	(1,708)	(1,781)	(3,389)	(3,530)
Amortization of transition obligation and other	(23)	111	(48)	221
Settlement loss	—	—	3,849	—
Periodic benefit cost, net	$262	$811	$4,369	$1,614

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Current service costs	$45	$59	$88	$117
Interest costs on projected benefit obligation and other	116	133	230	265
Amortization of transition obligation and other	(71)	(31)	(139)	(62)
Periodic benefit cost, net	$90	$161	$179	$320

As of June 30, 2007, the Company had contributed $4.9 million to its pension and postretirement benefit plans for the 2007 benefit year. The Company presently anticipates contributing an additional $2.4 million to fund its plans in 2007, for a total of $7.3 million.

During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

Note 10.   Stock Option and Restricted Stock Plans

Stock Option Plans

The 2003 Option Plan, which expires December 3, 2013, was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Directors. The 2003 Option Plan approved for issuance up to 400,000 non-qualified stock options to acquire shares of the Company’s Class A Common Stock. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period. Vesting of the stock options is accelerated on the occurrence of a change in control, as defined. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of June 30, 2007 and December 30, 2006, the Company had awarded grants of non-qualified stock options to purchase 381,275 shares and 310,500 shares of the Company’s Class A Common Stock, respectively. Accordingly, at June 30, 2007, there remain 18,725 stock options available to be awarded pursuant to the 2003 Option Plan.

The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of June 30, 2007, of the 381,275 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 53,775 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of June 30, 2007. Accordingly, pursuant to the provisions of SFAS No. 123(R), 327,500 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of June 30, 2007. The compensation costs related to the 2003 Option Plan were $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 1, 2006, such costs were $0.2 million and $0.5 million, respectively.

Information regarding the Company’s stock options granted, as defined by SFAS No. 123(R), and outstanding as of June 30, 2007 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	178,506	148,994
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	$4,197	$3,503
For nonvested options:
Compensation cost not yet recognized (in $000s)		$2,148
Weighted average period of recognition (years)		0.9

No options granted under the 2003 Option Plan were exercisable as of June 30, 2007. See Note 17 to the Consolidated Financial Statements.

Restricted Stock Plans

2004 Restricted Stock Plan for Directors

The Company’s shareholders and Board of Directors approved the 2004 Polymer Group, Inc. Restricted Stock Plan (the “2004 Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to Directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance up to 200,000 restricted shares and is administered by the Restricted Stock Committee, which is a committee of the Company’s Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

In the first six months of fiscal years 2007 and 2006, the Company awarded 5,073 and 5,660 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six months ended July 1, 2006, these costs also approximated $0.1 million and $0.2 million, respectively.

Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company’s Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million for the three and six months ended June 30, 2007 and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Compensation cost not yet recognized for such non vested restricted shares issued under the terms of the Executive Employment Agreement was approximately $1.2 million as of June 30, 2007, and the weighted average period of recognition for such compensation was 1.9 years as of June 30, 2007. As of June 30, 2007, there remain 77,234 shares of the Company’s Class A Common Stock available to be awarded under the 2004 Restricted Plan.

2005 Employee Restricted Stock Plan

The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s shareholders and Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance up to 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant’s anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company’s Chief Executive Officer, will be accelerated on the occurrence of a change in control, as defined. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control and the completion of a minimum service period, as defined.

During fiscal 2006, 291,500 restricted shares were awarded to certain employees of the Company. In addition, 47,688 shares were surrendered during fiscal 2006 by employees to satisfy withholding requirements and 25,144 shares were forfeited during fiscal 2006. As of December 30, 2006, awards for 218,668 shares of the Company’s Class A Common Stock were outstanding and 263,332 shares were available for future award under the 2005 Stock Plan. For the three and six months ended July 1, 2006, compensation costs pertaining to the 2005 Stock Plan were $0.3 million and $3.8 million, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

During the first six months of fiscal 2007, 50,800 restricted shares were awarded to certain employees of the Company, of which, 50,000 shares were awarded under the terms of the Executive Employment Agreement entered into with the Company’s Chief Executive Officer. In addition, during the first six months of fiscal 2007, 12,453 shares were surrendered by employees to satisfy withholding requirements and 3,510 shares were forfeited.

The compensation costs associated with the 2005 Stock Plan totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 30, 2007, awards for 253,519 shares of the Company’s Class A Common Stock were outstanding and 228,481 shares were available for future award under the 2005 Stock Plan.

The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of June 30, 2007, of the 253,519 shares awarded and outstanding under the 2005 Stock Plan, 45,105 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of June 30, 2007. Accordingly, pursuant to the provisions of SFAS 123(R), 208,414 restricted shares are considered granted under the 2005 Stock Plan as of June 30, 2007. Compensation cost not yet recognized for non vested restricted shares under the 2005 Stock Plan was approximately $2.3 million as of June 30, 2007, and the weighted average period of recognition for such compensation was 1.2 years as of June 30, 2007. See Note 17 to the Consolidated Financial Statements.

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

The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and expires on June 29, 2009, was $240.0 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%. The notional amount of this contract, which expired on May 8, 2007, was $212.5 million. Cash settlements were made quarterly and the floating rate was reset quarterly, coinciding with the reset dates of the current Credit Facility.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on current settlement values, was $0.8 million as of June 30, 2007. The fair value of the interest rate swap that expired on May 8, 2007 was $1.5 million as of December 30, 2006. These amounts are included in Other noncurrent assets in the Consolidated Balance Sheets.

The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was a decrease of $0.5 million and a decrease of $1.6 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended July 1, 2006, the impact was a decrease of $0.9 million and $1.5 million, respectively.

Note 12.   Earnings Per Share and Shareholders’ Equity

The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended June 30, 2007 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$1,243	19,300.3	$0.06
Potential shares exercisable under share-based plans		233.1
Less: shares which could be repurchased under treasury stock method		(69.4)
Diluted	$1,243	19,464.0	$0.06

The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the six months ended June 30, 2007 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$1,533	19,281.5	$0.08
Potential shares exercisable under share-based plans		233.1
Less: shares which could be repurchased under treasury stock method		(75.2)
Diluted	$1,533	19,439.4	$0.08

Calculations have not been presented to reconcile basic earnings per common share to diluted earnings per common share for the three and six months ended July 1, 2006 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three and six months ended July 1, 2006 were 19,246,662 and 19,500,000, respectively.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

As of June 30, 2007, the Company’s authorized capital stock consisted of the following classes of stock:

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

Note 13.   Segment Information

The Company’s reportable segments consist of its two operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company’s senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and six months ended June 30, 2007 and July 1, 2006 relating to special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales
Nonwovens	$225,565	$203,619	$449,078	$414,271
Oriented Polymers	45,450	45,087	88,974	94,876
	$271,015	$248,706	$538,052	$509,147
Operating income (loss)
Nonwovens	$20,046	$12,252	$41,489	$29,559
Oriented Polymers	537	(211)	2,312	3,198
Unallocated Corporate	(4,165)	(3,548)	(9,285)	(14,026)
	16,418	8,493	34,516	18,731
Special charges, net	(3,520)	(14,266)	(9,897)	(15,899)
	$12,898	$(5,773)	$24,619	$2,832
Depreciation and amortization expense
Nonwovens	$11,638	$11,759	$23,165	$23,461
Oriented Polymers	2,596	2,860	5,050	5,605
Unallocated Corporate	122	(56)	345	(74)
Depreciation and amortization expense included in operating income	14,356	14,563	28,560	28,992
Amortization of loan acquisition costs	344	345	689	669
	$14,700	$14,908	$29,249	$29,661
Capital spending
Nonwovens	$8,772	$14,345	$19,577	$44,640
Oriented Polymers	267	979	520	1,499
Corporate	308	267	213	297
	$9,347	$15,591	$20,310	$46,436

	June 30, 2007	December 30, 2006
Division assets
Nonwovens	$745,356	$735,315
Oriented Polymers	119,214	116,839
Corporate	6,100	390
Eliminations	(105,579)	(110,447)
	$765,091	$742,097

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements (Continued)

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales
United States	$123,371	$113,681	$242,952	$235,269
Canada	26,429	28,132	54,721	59,611
Europe	49,960	46,803	102,903	93,832
Asia	19,854	11,528	38,032	23,083
Latin America	51,401	48,562	99,444	97,352
	$271,015	$248,706	$538,052	$509,147
Operating income (loss)
United States	$3,382	$(43)	$5,310	$(3,607)
Canada	(1,408)	(1,799)	(230)	(717)
Europe	3,051	3,659	7,313	7,593
Asia	2,645	1,367	4,705	2,763
Latin America	8,748	5,309	17,418	12,699
	16,418	8,493	34,516	18,731
Special charges, net	(3,520)	(14,266)	(9,897)	(15,899)
	$12,898	$(5,773)	$24,619	$2,832
Depreciation and amortization expense
United States	$4,656	$5,941	$9,911	$11,963
Canada	2,045	2,246	3,960	4,439
Europe	2,315	2,494	4,557	4,866
Asia	1,923	1,036	3,788	2,092
Latin America	3,417	2,846	6,344	5,632
Depreciation and amortization expense included in operating income	14,356	14,563	28,560	28,992
Amortization of loan acquisition costs	344	345	689	669
	$14,700	$14,908	$29,249	$29,661

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

	June 30, 2007	December 30, 2006
Identifiable assets (including intangible assets)
United States	$299,685	$303,728
Canada	80,998	76,640
Europe	198,736	193,666
Asia	96,866	91,914
Latin America	194,388	186,596
Eliminations	(105,582)	(110,447)
	$765,091	$742,097

Note 14.   Foreign Currency and Other (Gain) Loss, Net

Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Included in operating income	$(398)	$2,405	$(900)	$2,972
Included in foreign currency and other (gain) loss, net	191	407	151	783
	$(207)	$2,812	$(749)	$3,755

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

The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Foreign currency (gain) loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt, are included in Foreign currency and other (gain) loss, net.

Additionally, included in Foreign currency and other (gain) loss, net for the six months ended June 30, 2007 is the cash recovery from the minority shareholder of the Company’s Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

Note 15.   Legal Proceedings, Commitments and Contingencies

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. During 2005, the Company was served

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements  (Continued)

with a lawsuit by a customer alleging breach of contract and other charges. The discovery phase is continuing and the Company intends to vigorously defend this action and believes that it has reasonable arguments available in its defense. However, there is a possibility that resolution of this matter, or others that may arise in the normal course of business, could result in a loss in excess of established reserves.

The Company has several major committed capital projects, including the installation of a new spunmelt line at the Company’s facility near Buenos Aires, Argentina and the retrofit of an existing hydroentanglement line at the Benson, North Carolina plant to produce Spinlace® products. Total expected costs of these two capital projects amount to $59.1 million and the remaining payments due related to these planned capital expenditures as of June 30, 2007 totaled approximately $38.2 million, which is expected to be substantially expended over the remainder of fiscal 2007.

Note 16.   Supplemental Cash Flow Information

Noncash investing or financing activities in the first six months of fiscal 2007 included the surrender of 12,439 shares of the Company’s Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations.

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

Note 17.   Subsequent Event

On August 6, 2007, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement will permit the sale, from time to time, of shares of the Company’s Class A Common Stock held by the Company’s majority shareholder and certain other shareholders, but they are under no obligation to do so. The Company will not receive any proceeds from the sale of such shares, but will bear certain of the expenses in connection with the sale.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K , as amended, for the fiscal year ended December 30, 2006. In addition, it should be noted that the Company’s gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including the Company, include such costs in selling, general and administrative expenses. Similarly, some entities, including the Company, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

During the two-year period ended December 30, 2006, the Company was engaged in a major capital expansion program which included adding new spunmelt capacity in Cali, Colombia, in Mooresville, North Carolina and in Suzhou, China. Capital expenditures during this period totaled $147.1 million and consisted primarily of the aforementioned three new spunmelt facilities. The new capacity installations have resulted in improvements in sales and profitability. The Cali line, which was installed in the latter part of fiscal 2005, experienced several quarters of suboptimal manufacturing performance associated with equipment issues which hindered production output and sales. These issues were resolved, and the Cali line has performed at expected levels since the second quarter of fiscal 2006.

The Mooresville line initiated production in the latter part of the second quarter of fiscal 2006 and has performed within expected levels since its start up. The Mooresville line has performed at planned levels from a productivity and profitability perspective since the fourth quarter of fiscal 2006.

The Suzhou line initiated operations in the latter part of the third quarter of fiscal 2006 and commenced production without any significant manufacturing complications. As such, the Suzhou line only contributed marginally to sales and profitability during the fourth quarter of fiscal 2006. Sales and profitability for the first six months of fiscal 2007 were slightly below the Company’s expectations as the Suzhou line’s qualification process with customers for high grade finished medical fabric has taken longer than originally expected. The current expectation is that the qualification process for currently planned sales will be substantially complete by the end of the third quarter of fiscal 2007, allowing for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales.

Additionally, in fiscal 2007 the Company has initiated two major capital projects, including: (a) construction of a new spunmelt line at the Company’s facility near Buenos Aires, Argentina, which is expected to initiate operations late in the fourth quarter of fiscal 2007, and (b) the retrofit of an existing hydroentanglement line at the Benson, North Carolina facility to produce Spinlace® products, which is expected to initiate operations late in the third quarter of fiscal 2007. The total expected costs of these two capital projects amount to $59.1 million. The Spinlace® project will only marginally contribute to sales and profitability during fiscal 2007 and the spunmelt line is not expected to contribute to sales and profitability during fiscal 2007; however, both are expected to make significant contributions in fiscal 2008.

With respect to major capital expansion projects, previously described in the preceding paragraphs, the Company generally targets to recover its investment in periods ranging from three to four years following the start-up of the productive assets.

The Company reviews its business on an ongoing basis relative to current and expected market conditions, attempting to match its production capacity and cost structure to the demands of the markets in which it participates, and strives to continuously streamline its manufacturing operations consistent with world-class standards. Accordingly, in the future the Company may or may not decide to undertake certain restructuring efforts to improve its competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in those geographic regions. The Company actively and continuously pursues initiatives to prolong the useful life of its long-lived assets through product and process innovation. In some instances the Company may decide, as was the case with its current plans to consolidate certain operations in the U.S. and Europe, as further described in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that its fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve the Company’s long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

The following table sets forth the percentage relationships to net sales of certain consolidated statement of operations items:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Materials	54.5	53.5	53.8	53.0
Labor	7.8	8.6	7.7	8.2
Overhead	21.4	23.2	21.7	23.1
	83.7	85.3	83.2	84.3
Gross profit	16.3	14.7	16.8	15.7
Selling, general and administrative expenses	10.4	10.3	10.6	11.4
Special charges, net	1.3	5.7	1.8	3.1
Foreign currency (gain) loss, net	(0.2)	1.0	(0.2)	0.6
Operating income (loss)	4.8	(2.3)	4.6	0.6
Other expense (income):
Interest expense, net	3.0	2.8	3.0	2.7
Foreign currency and other (gain) loss, net	0.2	0.2	(0.2)	0.2
Income (loss) before income tax expense (benefit) and minority interests	1.6	(5.3)	1.8	(2.3)
Income tax expense (benefit)	0.9	(0.6)	1.3	0.2
Minority interests, net of tax	0.2	0.3	0.2	0.3
Net income (loss)	0.5%	(5.0)%	0.3%	(2.8)%

Comparison of Three Months Ended June 30, 2007 and July 1, 2006

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income by operating division for the three months ended June 30, 2007, the three months ended July 1, 2006 and the corresponding change (in millions):

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Change
Net sales
Nonwovens	$225.6	$203.6	$22.0
Oriented Polymers	45.4	45.1	0.3
	$271.0	$248.7	$22.3
Operating income (loss)
Nonwovens	$20.0	$12.3	$7.7
Oriented Polymers	0.5	(0.2)	0.7
Unallocated Corporate, net of eliminations	(4.1)	(3.6)	(0.5)
	16.4	8.5	7.9
Special charges, net	(3.5)	(14.3)	10.8
	$12.9	$(5.8)	$18.7

The amounts for special charges, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $271.0 million in the second quarter of fiscal 2007, an increase of $22.3 million or 9.0% over second quarter 2006 net sales of $248.7 million. Net sales for 2007 improved in the Nonwovens Division over comparable 2006 results by 10.8%, and net sales in 2007 in the Oriented Polymers Division increased 0.7% from 2006 results. A reconciliation of the change in net sales between the three months ended July 1, 2006 and the three months ended June 30, 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended July 1, 2006	$203.6	$45.1	$248.7
Change in sales due to:
Volume	17.3	(0.2)	17.1
Price/mix	0.8	0.1	0.9
Foreign currency translation	3.9	0.4	4.3
Net sales—three months ended June 30, 2007	$225.6	$45.4	$271.0

As raw material costs have increased, the Company has attempted to pass raw material costs along to its customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

A significant component of the $22.0 million increase in nonwovens sales was due to volume growth, with the increase primarily attributable to sales from the Company’s new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006, and from the new spunmelt facility at Mooresville, North Carolina, which initiated operations in the latter part of the second quarter of fiscal 2006. The Latin America region also experienced an improvement in sales volume, which was paced by a year-over-year increase in hygiene sales. Oriented Polymers’ net sales for the second quarter of fiscal 2007 increased $0.3 million from the second quarter of fiscal 2006. Oriented Polymers’ sales volumes and selling prices have been negatively impacted by reduced housing starts affecting their industrial business and imported commodity products affecting lumberwrap volumes.

Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $4.3 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the second quarter of 2007 improved to 16.3% from 14.7% in the second quarter of 2006, driven by improved sales volumes and lower manufacturing costs, which offset the impact of the declines in the price/mix of sales and higher raw material costs during the first quarter of fiscal 2007. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.5% in 2006 to 54.5% in 2007. On the strength of improved sales and the initial benefits from certain of the Company’s consolidation and restructuring initiatives as well as the generation of sales from the new spunmelt lines, the Company’s labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the second quarter of 2006 to the comparable period of 2007. As a percentage of sales, labor decreased from 8.6% to 7.8%, or 0.8%, and overhead decreased from 23.2% to 21.4%, or 1.8%.

Operating Income

A reconciliation of the change in operating income between the three months ended July 1, 2006 and the three months ended June 30, 2007 is presented in the following table (in millions):

Operating loss—three months ended July 1, 2006	$(5.8)
Change in operating income due to:
Price/mix	0.9
Higher raw material costs	(3.4)
Volume	4.9
Lower manufacturing costs	5.3
Foreign currency	3.0
Lower depreciation and amortization expense	0.2
Lower special charges, net	10.8
Increased share-based compensation costs	(0.3)
All other, including higher SG&A costs	(2.7)
Operating income—three months ended June 30, 2007	$12.9

Consolidated operating income was $12.9 million in 2007 as compared to an operating loss of $5.8 million in 2006. Operating income was positively impacted by the volume gains in the nonwovens markets. Lower manufacturing costs were also a major contributor to the improved operating performance, which was primarily attributable to the improvement in manufacturing efficiencies, absorption of costs associated with the spunmelt lines operating closer to full manufacturing capacity, and lower costs achieved through improved execution of the Company’s outsourcing strategies. Favorable foreign currency movements during the second quarter of fiscal 2007 contributed $3.0 million to the year-over-year improvement.

The Company experienced higher raw material costs in the second quarter of fiscal 2007 compared to fiscal 2006 levels primarily associated with increased prices for rayon and polyester fiber in certain of the Company’s nonwovens businesses in the U.S. and Europe. The Oriented Polymers Division also experienced marginal increases in various raw materials during the second quarter of fiscal 2007 compared to the comparable fiscal 2006 period.

Special charges, net in the second quarter of fiscal 2007 were $10.8 million lower than the amount incurred in the second quarter of fiscal 2006. In the second quarter of fiscal 2007, special charges, net were incurred related to (i) employee severance and equipment relocation costs of $2.6 million associated with the U.S. plant closures, (ii) a noncash charge of $0.3 million associated with the writedown of nonwovens assets to be removed from service in the Company’s Neunkirchen, Germany plant, and (iii) other costs of $0.6 million. Further discussion of special charges, net is contained in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses increased $2.7 million, from $25.6 million in 2006 to $28.3 million in 2007, largely due to higher incentive compensation costs, including share-based compensation and increased sales volumes. However, the selling, general and administrative costs as a percentage of net sales remained relatively flat in the quarter over quarter comparison.

Interest and Other Expense

Net interest expense increased $1.0 million, from $7.1 million during the three months ended July 1, 2006 to $8.1 million during the three months ended June 30, 2007. The increase in net interest expense was largely due to the lower interest capitalization of approximately $1.1 million with respect to major capital expenditure projects in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, partially offset by lower interest costs incurred as a result of lower borrowings under the revolving credit facility. Additionally, the interest costs on the Company’s long-term debt, net of the effects of the interest rate swap agreements, have increased in 2007 compared to 2006.

During fiscal 2007, the Company entered into a new cash flow hedge agreement, effective May 8, 2007, and maturing on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. This new agreement replaced the cash flow hedge agreement originally entered into in fiscal 2004, which agreement terminated on May 8, 2007, and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

Foreign currency and other loss, net decreased by $0.2 million, from a loss of $0.6 million in the second quarter of fiscal 2006 to a loss of $0.4 million in the second quarter of fiscal 2007.

Income Tax Expense

The Company recognized income tax expense of $2.5 million for the three months ended June 30, 2007 on consolidated income before income taxes of $4.4 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During the three months ended July 1, 2006, the Company recognized an income tax benefit of $1.5 million on a consolidated pre-tax loss of $13.4 million. This income tax benefit is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax benefit was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized net income of $1.2 million, or $.06 per share, for the three months ended June 30, 2007 compared to a net loss of $12.6 million, or $.65 per share, for the three months ended July 1, 2006.

Comparison of Six Months Ended June 30, 2007 and July 1, 2006

The Company’s reportable segments consist of its two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of the Company’s net sales and operating income by operating division for the six months ended June 30, 2007, the six months ended July 1, 2006 and the corresponding change (in millions):

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Change
Net sales
Nonwovens	$449.1	$414.2	$34.9
Oriented Polymers	89.0	94.9	(5.9)
	$538.1	$509.1	$29.0
Operating income (loss)
Nonwovens	$41.5	$29.6	$11.9
Oriented Polymers	2.3	3.2	(0.9)
Unallocated Corporate, net of eliminations	(9.3)	(14.1)	4.8
	34.5	18.7	15.8
Special charges, net	(9.9)	(15.9)	6.0
	$24.6	$2.8	$21.8

The amounts for special charges, net have not been allocated to the Company’s reportable business divisions because the Company’s management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $538.1 million in the first six months of fiscal 2007, an increase of $29.0 million or 5.7% over first half 2006 net sales of $509.1 million. Net sales for 2007 improved in the Nonwovens Division over comparable 2006 results by 8.4%, and net sales in 2007 in the Oriented Polymers Division decreased 6.2% from 2006 results. A reconciliation of the change in net sales between the six months ended July 1, 2006 and the six months ended June 30, 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—six months ended July 1, 2006	$414.2	$94.9	$509.1
Change in sales due to:
Volume	29.1	(5.0)	24.1
Price/mix	(2.7)	(1.1)	(3.8)
Foreign currency translation	8.5	0.2	8.7
Net sales—six months ended June 30, 2007	$449.1	$89.0	$538.1

As raw material costs have increased or decreased, the Company has attempted to pass raw material costs along to its customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

A significant component of the $34.9 million increase in nonwovens sales was due to volume growth, primarily generated in Asia and the U.S. The increases are attributable to sales from the Company’s new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006, and from the new spunmelt facility at Mooresville, North Carolina, which initiated operations in the latter part of the second quarter of fiscal 2006. The Latin America region also experienced improvement in sales volume, which was paced by year-over-year increases in hygiene sales. Oriented Polymers’ net sales for 2007 decreased $5.9 million from the first six months of fiscal 2006. Oriented Polymers’ sales volumes and selling prices have been negatively impacted by reduced housing starts affecting their industrial business and imported commodity products affecting lumberwrap volumes.

Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $8.7 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

Gross Margin

Gross margin in the first six months of fiscal 2007 improved to 16.8% from 15.7% in the first six months of fiscal 2006, driven by improved sales volumes and lower manufacturing costs, which offset the impact of the declines in the price/mix of sales and higher raw material costs during fiscal 2007. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.0% in 2006 to 53.8% in 2007. On the strength of improved sales and the initial benefits from certain of the consolidation and restructuring initiatives as well as the generation of sales from the new spunmelt lines, the Company’s labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the first six months of fiscal 2006 to the comparable period of 2007. As a percentage of sales, labor decreased from 8.2% to 7.7%, or 0.5%, and overhead decreased from 23.1% to 21.7%, or 1.4%.

Operating Income

A reconciliation of the change in operating income between the six months ended July 1, 2006 and the six months ended June 30, 2007 is presented in the following table (in millions):

Operating income—six months ended July 1, 2006	$2.8
Change in operating income due to:
Price/mix	(3.8)
Higher raw material costs	(3.2)
Volume	8.1
Lower manufacturing costs	8.8
Foreign currency	4.5
Lower depreciation and amortization expense	0.4
Lower special charges, net	6.0
Decreased share-based compensation costs	2.8
All other, including higher SG&A costs	(1.8)
Operating income—six months ended June 30, 2007	$24.6

Consolidated operating income was $24.6 million in 2007 as compared to $2.8 million in 2006. Operating income was positively impacted by the volume gains in the nonwovens markets, partially offset by volume declines in the oriented polymers markets as noted above in the net sales discussion. The net improvement in operating income was also positively impacted by lower noncash compensation costs related to share-based awards made under the Company’s stock option and restricted stock plans and lower manufacturing costs, which were primarily attributable to the improvement in manufacturing efficiencies and absorption of costs associated with the spunmelt lines operating closer to full manufacturing capacity and lower costs achieved through improved execution of the Company’s outsourcing strategies. Favorable foreign currency movement during the first six months of fiscal 2007 contributed $4.5 million to the year-over-year improvement.

The Company experienced price/mix declines for the first six months of fiscal 2007 compared to fiscal 2006 levels primarily related to certain of the Company’s nonwovens businesses in Europe and Latin America.  The Oriented Polymers Division also experienced price/mix declines in the first six months of fiscal 2007 compared to the comparable fiscal 2006 period. The Company also experienced higher raw material prices in certain of its nonwovens businesses, primarily attributable to rayon and polyester fiber increases in fiscal 2007 compared to fiscal 2006.

Special charges, net in the first six months of fiscal 2007 were $6.0 million lower than in the comparable period of fiscal 2006. In the first six months of fiscal 2007, restructuring costs were incurred related to (i) a settlement loss of $3.8 million associated with a partial curtailment of a defined benefit pension plan at one of the Company’s Canadian operations (ii) employee severance and equipment relocation costs associated with the U.S. plant closures of $4.7 million, and (iii) other costs of $0.8 million. Further discussion of special charges, net is contained in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses decreased $1.2 million, from $57.9 million in 2006 to $56.7 million in 2007, primarily due to lower noncash stock-based compensation costs described in the previous paragraph, partially offset by higher incentive compensation costs and costs associated with increased sales volumes during 2007.

Interest and Other Expense

Net interest expense increased $2.6 million, from $13.6 million during the six months ended July 1, 2006 to $16.2 million during the six months ended June 30, 2007. The increase in net interest expense was largely due to the lower interest capitalization of approximately $2.0 million with respect to major capital expenditure projects in the first six months of fiscal 2007 compared to the first first six months of fiscal 2006, partially offset by lower interest costs incurred as a result of lower borrowings under the revolving credit facility. Additionally, the interest costs on the Company’s long-term debt, net of the effects of the interest rate swap agreements, have increased in 2007 compared to 2006.

During fiscal 2007, the Company entered into a new cash flow hedge agreement, effective May 8, 2007 and maturing on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. This new agreement replaced the cash flow hedge agreement originally entered into in fiscal 2004, which agreement terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

Foreign currency and other (gain) loss, net improved by $2.5 million, from a loss of $1.1 million in the first six months of fiscal 2006 to a gain of $1.4 million in the first six months of fiscal 2007. Included as a gain in Foreign currency and other (gain) loss, net for the six months ended June 30, 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of the Company’s Argentine subsidiary of legal and other costs associated with a prior period legal action.

Income Tax Expense

The Company recognized income tax expense of $7.1 million for the six months ended June 30, 2007 on consolidated income before income taxes of $9.8 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During the six months ended July 1, 2006, the Company recognized an income tax expense of $1.1 million on a consolidated pre-tax loss of $11.8 million. This income tax expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

As a result of the above, the Company recognized net income of $1.5 million, or $.08 per share, for the six months ended June 30, 2007 compared to a net loss of $14.2 million, or $.73 per share, for the six months ended July 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At June 30, 2007, the Company was in compliance with all such financial covenants. Additionally, as of June 30, 2007, the Company had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.2 million.

	June 30, 2007	December 30, 2006
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$36.0	$32.1
Working capital	180.4	159.4
Total assets	765.1	742.1
Total debt	424.1	411.2
Total shareholders’ equity	129.1	109.1

	Six Months Ended
	June 30, 2007	July 1, 2006
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$13.5	$26.6
Net cash used in investing activities	(20.1)	(45.5)
Net cash provided by financing activities	10.1	7.1

Operating Activities

Net cash provided by operating activities was $13.5 million during the first six months of fiscal 2007, a $13.1 million decrease from the net cash of $26.6 million provided by operating activities during the first six months of fiscal 2006. The improvements in net income during the first six months of fiscal 2007 versus the comparable period of fiscal 2006, were more than offset by increases in working capital during the current year period.

The Company had working capital of approximately $180.4 million at June 30, 2007 compared with $159.4 million at December 30, 2006. Accounts receivable at June 30, 2007 was $139.4 million as compared to $129.3 million at December 30, 2006, an increase of $10.1 million. Accounts receivable represented approximately 47 days of sales outstanding at June 30, 2007 compared to 45 days of sales outstanding at December 30, 2006. Inventories at June 30, 2007 were $140.4 million, an increase of $7.9 million from inventories at December 30, 2006 of $132.5 million, with component increases in finished goods and work-in-process of $9.4 million and $3.8 million, respectively, and with a decrease in raw materials of $5.3 million. The Company had inventory representing approximately 57 days of cost of sales on hand at June 30, 2007 compared to 54 days of cost of sales on hand at December 30, 2006. Accounts payable at June 30, 2007 was $89.4 million as compared to $102.7 million at December 30, 2006, a decrease of $13.3 million. Accounts payable represented approximately 36 days of cost of sales outstanding at June 30, 2007 compared to 42 days of cost of sales outstanding at December 30, 2006. The absolute dollar increases in accounts receivable and inventories and their effects on days sales and cost of sales outstanding at June 30, 2007 versus

December 30, 2006 were largely related to sales dollar increases, sales increases in regions with longer payment cycles, and inventory builds to transition the medical fabric finishing from the Company’s operations in the United States to China and to facilitate other plant consolidation efforts. The decrease in accounts payable was impacted by the reduction of raw materials between December 30, 2006 and June 30, 2007 of $5.3 million, and by the Company’s decision to take advantage of available vendor discounts related to early payment of trade payables.

The Company’s restructuring and plant realignment activities in fiscal 2007 are discussed in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

On January 3, 2007, the Board of Directors of the Company approved a plan that was communicated to affected employees that it intended to close its Rogers, Arkansas and Gainesville, Georgia plants in the United States and transfer certain of the business and equipment to other locations in North America and Asia. The restructuring plan included the reduction of approximately 170 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $7.0 million during fiscal year 2007. During the first six months of fiscal 2007, approximately $4.7 million has been recognized as a restructuring and plant realignment charge with respect to the U. S. plant consolidation plan for which manufacturing in the Rogers and Gainesville facilities has ceased as of July 31, 2007. The Company anticipates future proceeds of approximately $4.0 million to $5.0 million from the ultimate sale of idled facilities and equipment.

In June 2007, the Board of Directors of the Company announced a plan to close its Neunkirchen, Germany plant and transfer the business and certain equipment to the Company’s plant in Cuijk, The Netherlands. The restructuring plan included the reduction of approximately 72 production and administrative staff positions. As a result of this decision, the Company estimates that it will recognize cash restructuring charges of approximately $8.0 million, which will be substantially incurred during fiscal 2007. The Company also anticipates future proceeds of approximately $6.0 million to $8.0 million from the ultimate sale of idled facilities and equipment.

The Company’s strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to Company sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes. The cash fixed costs of the three facilities in the U.S. and Europe discussed in the two previous paragraphs approximated $8.0 million annually.

Also, during the first quarter of fiscal 2006, as part of its restructuring and related cost reduction measures, the Company negotiated certain changes with the union representing the employees of one of the Company’s Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements. Additionally, the Company has incurred approximately $0.8 million of costs during fiscal 2007 related to the corporate headquarters relocation initially undertaken in fiscal 2006 and other U.S. initiatives.

Additionally, during the first six months of fiscal 2007 the Company has incurred a noncash charge of $0.3 million associated with the writedown of Nonwovens assets to be removed from service in the Company’s Neunkirchen, Germany plant and other costs of $0.3 million.

Investing and Financing Activities

Net cash used for investing activities amounted to $20.1 million and $45.5 million in the first six months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures during 2007 totaled $20.3 million, a decrease of $26.1 million from capital spending of $46.4 million in 2006. A significant portion of the capital expenditures in 2007 related to the construction of a new spunmelt line at the Company’s facility near Buenos Aires, Argentina. Also, investing activities during 2007 and 2006 included proceeds from the sale of assets of $0.2 million and $1.4 million, respectively.

Net cash provided by financing activities amounted to $10.1 million and $7.1 million in the first six months of fiscal 2007 and fiscal 2006, respectively. In 2007, the Company borrowed, on a net basis, $12.9 million of debt whereas the Company borrowed, on a net basis, $7.4 million of debt during 2006. Additionally, in 2007, the Company repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

Dividends

The Board of Directors has not declared a dividend on the Company’s common stock since the Company emerged from Chapter 11 bankruptcy proceedings on March 5, 2003. The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. The Company does not have any plans to pay dividends on its common stock in future periods.

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

All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with the financial covenants under the Credit Facility at June 30, 2007 and expects to remain in compliance through the remainder of fiscal 2007.

The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and has included such amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in Current portion of long-term debt in the Consolidated Balance Sheets as of June 30, 2007. The Company, at its discretion and based on projected operating cash flows and anticipated cash requirements pertaining to capital expansion, may elect to make additional repayments of debt under the Credit Facility in excess of the required excess cash flow payments. No excess cash flow payment was required to be made with respect to fiscal 2006.

The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate (“LIBOR”) plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate (“ABR”) for its borrowings under the revolving credit facility based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio. The Company had no outstanding borrowings at June 30, 2007 under the revolving credit facility. As of June 30, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $12.2 million. Average daily borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period of December 31, 2006 to June 30, 2007 were $4.2 million at an average rate of 9.50%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

Additionally, in accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement, effectively converting $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement, which became effective May 8, 2007, terminates on  June 29, 2009. Previously, the Company maintained a position in a cash flow hedge agreement, which matured on May 8, 2007, to effectively convert $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. Solely as a result of the change in the LIBOR rates fixed pursuant to the interest rate swaps, the Company estimates that interest costs will increase by approximately $2.4 million in fiscal 2007 versus fiscal 2006.

The Company has entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of receivables pursuant to the factoring agreements accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. The Credit Facility provides the Company the availability to increase the sale of non-U.S.-based receivables, under factoring agreements, to $20.0 million.

As discussed in Note 15 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has several major committed capital projects, including the installation of a new spunmelt line at the Company’s facility near Buenos Aires, Argentina and a Spinlace® production line at the Benson, North Carolina plant. Total expected costs of these two capital projects amount to $59.1 million and remaining payments due related to these planned expansions as of June 30, 2007 totaled approximately $38.2 million, which is expected to be substantially expended over the remainder of fiscal 2007. As discussed more fully in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has obtained local financing to fund a substantial portion of the capital expansion in Argentina.

As part of its strategic plan, the Company is continually reviewing its assets and businesses, which may include the identification of potential acquisition candidates that are in alignment with the Company’s strategic direction, and may engage in discussions with such prospects.  In the event that such discussions lead to the acquisition of, or merger with, another Company, such transaction could require the use of cash, the issuance of additional equity, or the incurrence of additional debt to satisfy any potential purchase price and related costs.  The Company also continually evaluates assets and businesses that may no longer be in alignment with the Company’s strategic direction, and from time to time, enters into discussions with prospective purchasers of such businesses.

Based on the ability to generate positive cash flows from its operations and the financial flexibility provided by the Credit Facility, as amended, the Company believes that it has financial resources to meet its operating needs, fund its capital expenditures and make all necessary contributions to its retirement plans in the foreseeable future.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. The Company expects to adopt SFAS No. 157 effective in the first quarter of fiscal 2008 and is continuing to evaluate the impact of SFAS No. 157 on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The Company is continuing to review the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2008, and currently does not expect SFAS No. 159 to have a significant impact on the Consolidated Financial Statements.

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

Accounts Receivable and Concentration of Credit Risks:   Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk.” The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition as deemed necessary, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company sells, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. At June 30, 2007, a reserve of $5.9 million has been recorded as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While the Company’s credit losses have historically been within its calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006, the first day of fiscal 2007. In accordance with FIN 48, the Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

Additionally, consistent with the provisions of SOP 90-7, recognition of tax benefits from preconfirmation net operating loss carryforwards and other deductible temporary differences not previously recognized will be applied to reduce goodwill to zero, then to reduce intangible assets that existed at the date of emergence from bankruptcy with any excess tax benefits credited directly to Additional Paid-in Capital.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of June 30, 2007, based on the Company’s current operating performance, as well as future expectations for the business, the Company does not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S. and Europe, either of which could result in an impairment charge that could have a material effect on the Company’s Consolidated Financial Statements.

Stock-Based Compensation:   The Company accounts for stock-based compensation related to its employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior awards have been measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions.

The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Under SFAS No. 123(R) and the option pricing model, the estimate of fair value is based on the share price and other pertinent factors at the grant date (as defined pursuant to SFAS No. 123(R)), such as expected volatility, expected dividend yield, risk-free interest rate, forfeitures and expected lives. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. Although the Company believes the assumptions are appropriate, differing assumptions would affect compensation costs.

Recent SEC Review of Periodic Reports

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently completed a review of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2006 and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s filing. As of June 30, 2007, all issues raised in the Comment Letter have been resolved to the mutual satisfaction of the SEC Staff and the Company.

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

Long-Term Debt and Interest Rate Market Risk

The Company’s long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, the Company’s interest expense will increase as interest rates rise and decrease as interest rates fall. It is the Company’s policy to enter into interest rate derivative transactions only to meet its stated overall objective. The Company does not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to the Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Company has entered into an interest rate swap contract which effectively converts $240.0 million of its variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009. Hypothetically, a 1% change in the interest rate affecting all of the Company’s financial instruments not protected by the interest rate swap contract would change interest expense by approximately $1.8 million.

Foreign Currency Exchange Rate Risk

The Company manufactures, markets and distributes certain of its products in Europe, Canada, Latin America and Asia. As a result, the Company’s results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which the Company maintains a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because the Company, to a significant extent, sells its products within the countries in which they are manufactured. During the first six months of both 2007 and 2006, certain currencies of countries in which the Company conducts foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales and operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

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

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The

Company has not historically hedged its exposure to raw material increases, but has attempted to move more customer programs to contracts with price escalation provisions which would allow the Company to pass-through any cost increases in raw materials, although there is often a one-quarter lag between the time the Company is required to pay the increased raw material price and the time that the Company is able to pass the increase on to its customers. Raw material prices as a percentage of sales have increased from 53.5% in the three months ended July 1, 2006 to 54.5% in the three months ended June 30, 2007.

The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly during fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels, but have not returned to their pre-fourth quarter of fiscal 2005 levels. During the first six months of fiscal 2007, the North American costs have trended higher. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factor immediately following, which was not included in our 2006 Annual Report on Form 10-K, as amended (“2006 Form 10-K”), is being included herein to provide disclosure related to changes in the Company’s risk factors since the Company filed its 2006 Form 10-K. See the Company’s 2006 Form 10-K for an expanded description of other risks facing the Company.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions

The Company may pursue acquisitions or joint ventures as part of its long-term business strategy. These transactions may involve significant challenges and risks including that the transaction does not advance the Company’s business strategy, that the Company doesn’t realize a satisfactory return on the investment made, or that the Company experiences difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect the Company’s operating results or financial condition.

The Company may, as part of its long-term business strategy, evaluate the potential disposition of assets and businesses that may no longer be in alignment with the Company’s strategic direction. When the Company decides to sell assets or a business, the Company may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of strategic objectives, or the Company may dispose of a business at a price or on terms, which are less than optimal. In addition, there is a risk that the Company sells a business whose subsequent performance exceeds expectations, in which case the decision would have potentially sacrificed enterprise value. Correspondingly, the Company may be too optimistic about a particular business’s prospects, in which case the Company may be unable to find a buyer at an acceptable price and, therefore, may have potentially sacrificed enterprise value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2007, 4,201 shares of the Company’s Class B Common Stock were converted into 4,201 shares of the Company’s Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders of the Company at their Annual Meeting held on May 24, 2007, considered and voted to adopt and approve the following matters (the numbers below represent shares of Class A, B and C Common Stock):

The election of nine (9) directors for one-year terms or until their successors are duly elected and qualified:

Name of Director	Votes in Favor	Votes Withheld
Pedro A. Arias	18,010,558	50,199
Ramon Betolaza	17,520,392	540,365
Lap Wai Chan	17,520,392	540,365
Veronica Hagen	17,520,390	540,367
William B. Hewitt	17,520,389	540,368
Eugene Linden	18,016,524	44,233
James A. Ovenden	18,017,190	43,567
Mark Patterson	17,520,389	540,368
Charles E. Volpe	18,017,192	43,565

ITEM 5. OTHER INFORMATION

(a)           On August 6, 2007, the Company announced the filing of a registration statement on Form S-3 with the Securities and Exchange Commission for secondary sale of Class A Common Stock. A copy of the press release is furnished as Exhibit 99.1 hereto.

(b)          On August 8, 2007, the Company issued a press release announcing its financial results for the second quarter and six months ended June 30, 2007. A copy of the press release is furnished as Exhibit 99.2 hereto.

ITEM 6. EXHIBITS

Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release dated August 6, 2007 announcing the filing of a registration statement on Form S-3 with the Securities and Exchange Commission
99.2	Press release dated August 9, 2007 reporting financial results for the second quarter and six months of fiscal 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: August 9, 2007	By:	/s/ VERONICA M. HAGEN
Veronica M. Hagen
Chief Executive Officer

Date: August 9, 2007	By:	/s/ WILLIS C. MOORE, III
Willis C. Moore, III
Chief Financial Officer