Form 10-Q
period 2007-09-29
POLYMER GROUP INC
filed 2007-11-01
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

        On October 25, 2007 there were 19,269,302 shares of Class A common stock, 112,918 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

POLYMER GROUP, INC.

INDEX TO FORM 10-Q

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

        Readers should consider the following information as they review this Form 10-Q:

        The terms "Polymer Group," "Company," "we," "us" and "our" as used in this Form 10-Q refer to Polymer Group, Inc. and its subsidiaries.

Safe Harbor-Forward-Looking Statements

        From time to time, we may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "intend", "target" or other words that convey the uncertainty of future events or outcomes.

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, we do not undertake any obligation to update these statements and cautions against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. "Risk Factors" in our Annual Report on Form 10-K, as amended, and any subsequent Quarterly Reports on Form 10-Q. There can be no assurances that these events will occur or that our results will be as estimated.

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

  •
  substantial debt levels and potential inability to maintain sufficient liquidity to finance our operations and make necessary capital expenditures;

  •
  inability to meet existing debt covenants;

  •
  information and technological advances;

  •
  changes in environmental laws and regulations;

  •
  achievement of objectives for strategic acquisitions and dispositions;

  •
  cost and availability of raw materials, labor and natural and other resources and the inability to pass raw material cost increases along to customers;

  •
  changes in selling prices to customers which are based, by contract, on an underlying index;

  •
  inability to achieve successful or timely start-up on new or modified production lines;

  •
  domestic and foreign competition;

  •
  reliance on major customers and suppliers; and

  •
  risks related to operations in foreign jurisdictions.

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,015	$32,104
Accounts receivable, net	133,787	129,287
Inventories	145,669	132,530
Deferred income taxes	2,026	2,787
Other current assets	27,097	19,531

Total current assets	344,594	316,239
Property, plant and equipment, net	419,952	411,054
Intangibles and loan acquisition costs, net	9,121	10,206
Deferred income taxes	537	555
Other assets	5,804	4,043

Total assets	$780,008	$742,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,094	$4,570
Accounts payable and accrued liabilities	148,093	144,313
Income taxes payable	3,645	3,445
Deferred income taxes	295	294
Current portion of long-term debt	30,584	4,170

Total current liabilities	186,711	156,792
Long-term debt	400,749	402,416
Deferred income taxes	24,832	34,616
Other noncurrent liabilities	35,735	22,523

Total liabilities	648,027	616,347
Minority interests	19,112	16,654
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,255,594 and 19,133,728 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	193	191
Class B convertible common stock—120,048 and 135,721 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	1	2
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	188,290	173,368
Retained earnings (deficit)	(114,673)	(89,352)
Accumulated other comprehensive income	39,058	24,887

Total shareholders' equity	112,869	109,096

Total liabilities and shareholders' equity	$780,008	$742,097

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006

Net sales	$256,186	$248,586
Cost of goods sold	216,515	213,456

Gross profit	39,671	35,130
Selling, general and administrative expenses	26,097	25,311
Special charges, net	20,350	853
Foreign currency (gain) loss, net	464	(1,152)

Operating income (loss)	(7,240)	10,118
Other expense:
Interest expense, net	8,666	7,479
Foreign currency and other (gain) loss, net	(615)	55

Income (loss) before income tax expense and minority interests	(15,291)	2,584
Income tax expense	5,219	3,443
Minority interests, net of tax	400	656

Net loss	$(20,910)	$(1,515)

Loss per common share:
Basic	$(1.08)	$(0.08)

Diluted	$(1.08)	$(0.08)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006

Net sales	$794,238	$757,733
Cost of goods sold	664,241	642,946

Gross profit	129,997	114,787
Selling, general and administrative expenses	82,807	83,264
Special charges, net	30,247	16,752
Foreign currency (gain) loss, net	(436)	1,820

Operating income	17,379	12,951
Other expense (income):
Interest expense, net	24,887	21,076
Foreign currency and other (gain) loss, net	(2,014)	1,110

Loss before income tax expense and minority interests	(5,494)	(9,235)
Income tax expense	12,328	4,558
Minority interests, net of tax	1,555	1,879

Net loss	$(19,377)	$(15,672)

Loss per common share:
Basic	$(1.00)	$(0.81)

Diluted	$(1.00)	$(0.81)

See Accompanying Notes

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In Thousands)

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Operating activities:
Net loss	$(19,377)	$(15,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	7,784	(219)
Depreciation and amortization	43,785	44,733
Pension settlement loss	3,849	—
Asset impairment charges	12,491	7,856
Noncash compensation	2,655	5,252
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(144)	(6,425)
Inventories	(7,433)	(8,100)
Other current assets	(7,566)	(3,529)
Accounts payable and accrued liabilities	(2,945)	14,103
Other, net	(6,032)	(1,473)

Net cash provided by operating activities	27,067	36,526

Investing activities:
Purchases of property, plant and equipment	(46,373)	(63,288)
Proceeds from sale of assets	605	2,685
Acquisition of intangibles and other	—	(407)

Net cash used in investing activities	(45,768)	(61,010)

Financing activities:
Proceeds from borrowings	57,743	59,416
Repayment of borrowings	(33,495)	(53,262)
Advances from (repayments to) equipment supplier, net	(2,792)	3,840
Other, net	—	(305)

Net cash provided by financing activities	21,456	9,689

Effect of exchange rate changes on cash	1,156	289

Net increase (decrease) in cash and cash equivalents	3,911	(14,506)
Cash and cash equivalents at beginning of period	32,104	30,963

Cash and cash equivalents at end of period	$36,015	$16,457

See Accompanying Notes.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1.    Principles of Consolidation and Financial Statement Information

Principles of Consolidation

        The Company is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, including nonwoven and oriented polyolefin products, focused primarily on production of nonwovens. With one of the largest platforms in the nonwovens industry, the Company is a global supplier to leading consumer and industrial product manufacturers. The Company operates nineteen manufacturing and converting facilities in nine countries throughout the world. The Company's main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes, industrial and specialty markets.

        The accompanying unaudited interim Consolidated Financial Statements include the accounts of Polymer Group and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying unaudited interim Consolidated Financial Statements. All amounts are presented in U.S. dollars, unless otherwise noted.

        The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K, as amended, for the period ended December 30, 2006. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 30, 2006 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K, as amended.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of current and deferred income tax assets and liabilities and the valuation and recognition of share-based compensation. Actual results could differ from those estimates.

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method. The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior grants are measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of the achievement of such performance conditions.

        The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

        Prior to fiscal 2006, the Company accounted for stock options granted under the Polymer Group, Inc. 2003 Stock Option Plan ("2003 Option Plan") in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options issued under the 2003 Option Plan contain performance conditions which provide that the number of shares that an employee is entitled to receive is dependent upon the Company's achievement of certain performance criteria. Accordingly, the Company accounted for these grants as awards under a variable plan and, consistent with the provisions of APB No. 25, recognized compensation expense each period from the date of grant to the date of measurement based on the quoted market price of the Company's Class A Common Stock at the end of each reporting period, less the amount that the employee was required to pay.

        Under SFAS No. 123(R) and the option pricing model, the estimate of fair value is based on the share price and other pertinent factors, such as expected volatility, at the grant date (as defined pursuant to SFAS No. 123(R)). The resulting estimation of the fair value, using the Black-Scholes option pricing model, of the stock options granted under the 2003 Option Plan and the proforma compensation expense for periods prior to the adoption of SFAS No. 123(R) is less than the compensation cost recognized under the variable plan accounting pursuant to APB No. 25, as previously described. Such difference is primarily attributable to the share price of the underlying common stock, less the option exercise price (APB No. 25 measurement), increasing subsequent to the date of grant in an amount in excess of the fair value of the stock option at the date of grant (SFAS No. 123(R) measurement) estimated using the Black-Scholes option pricing model.

Income Taxes

        On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") and FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

        As a result of the implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $5.9 million and reduced retained earnings by $5.9 million for the cumulative effect of applying the standard. Additionally, with respect to pre-emergence tax positions, consistent with the provisions of AICPA Statement of Position 90-7 "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") the Company increased the liability for unrecognized tax benefits, included in Other noncurrent liabilities in the Consolidated Balance Sheet, by $2.4 million, decreased deferred tax liabilities by $15.4 million, increased deferred tax assets by $0.1 million and increased additional paid-in capital by $13.1 million. With respect to the net $8.3 million liability recorded for unrecognized tax benefits upon the adoption of FIN 48, $5.0 million represents penalties and interest.

        Of the total unrecognized tax benefits, $5.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 by $5.1 million, which included $1.5 million of interest and penalties. There have not been any decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

        The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2006.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $39.1 million at September 29, 2007 consisted of $45.4 million of currency translation gains (net of income taxes of $8.0 million), $4.1 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.4 million) and $2.2 million of cash flow hedge losses. Accumulated other comprehensive income of $24.9 million at December 30, 2006 consisted of $31.4 million of currency translation gains (net of income taxes of $6.9 million), $8.0 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $2.1 million) and $1.5 million of cash flow hedge gains. Comprehensive loss for the nine months ended September 29, 2007 amounted to $5.2 million and is net of reclassification adjustments pertaining to the cash flow hedge adjustment and to the amortization of actuarial losses under the Company's defined benefit plans of $1.7 million and $3.8 million, respectively. Comprehensive loss for the nine months ended September 30, 2006 amounted to $7.3 million and is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of $2.6 million.

Recent Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. The Company expects to adopt SFAS No. 157 effective the first quarter of fiscal 2008 and is continuing to evaluate the impact of SFAS No. 157 on the Consolidated Financial Statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The Company is continuing to review the provisions of SFAS No. 159, which is effective the first quarter of fiscal 2008, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

Note 2.    Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $5.7 million and $7.6 million at September 29, 2007 and December 30, 2006, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. With respect to the $1.9 million decrease in the allowance for doubtful accounts, $1.3 million of such decrease related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to the Procter & Gamble Company ("P&G") accounted for approximately 12% and 13% of the Company's sales in the first nine months of fiscal 2007 and 2006, respectively.

        The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell, without recourse or discount, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        During the first nine months of fiscal 2007, approximately $144.6 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $140.4 million during the first nine months of fiscal 2006. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets and meet the applicable criteria of SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $5.7 million and $6.6 million at

September 29, 2007 and December 30, 2006, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 3.    Special Charges, Net

        The Company's operating income includes special charges, net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such special charges, net is presented in the following table (in thousands):

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Asset impairment charges	$12,156	—	$12,491	$7,856
Restructuring and plant realignment costs	8,175	$692	17,450	5,065
Abandoned acquisition costs	—	161	—	3,831
Other costs	19	—	306	—

	$20,350	$853	$30,247	$16,752

Asset impairment charges

        Throughout the 2007 fiscal year, certain of the Company's Canadian operations experienced a continued weakening of sales, earnings and cash flows. Additionally, the strengthening of the Canadian dollar to the U.S. dollar has placed increased pressure on such Canadian operations' ability to achieve previously projected levels of profitability. As a result, during the third quarter of fiscal 2007, the Company re-evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") and recorded a non-cash charge of approximately $9.5 million associated with the write-down of such assets in the Oriented Polymers segment to estimated fair value. Fair value was estimated based on the present value of expected cash flows from the Canadian assets and the third-party appraisals of certain of such assets. During the second quarter of fiscal 2006, based on a weakening of sales, earnings and cash flows experienced during early fiscal 2006, the Company evaluated such Canadian assets for impairment and recorded a non-cash charge of approximately $5.6 million, consistent with the provisions of SFAS No. 144.

        During the second quarter of fiscal 2007, the Company announced further plans to reorganize and consolidate certain of its operations in Europe. Such plans called for the closure of the Company's Neunkirchen, Germany plant, and the subsequent transfer of the business and certain equipment to the Company's plant in Cuijk, The Netherlands, with the building and the remainder of the equipment being offered for sale. See Restructuring and plant realignment costs below. As a result, during the third quarter of fiscal 2007, the Company completed its evaluation of the Neunkirchen real property for impairment, consistent with the provisions of SFAS No. 144 and based on the third-party appraisal of such assets, recorded a non-cash charge of approximately $2.7 million associated with the write-down of such assets, included in the nonwovens segment, to estimated fair value less costs to sell. During the second quarter of fiscal 2007, the Company evaluated the Neunkirchen machinery and equipment for impairment and recorded a non-cash charge of approximately $0.3 million.

        The Company expects that depreciation expense will be approximately $2.0 million lower in fiscal 2008 and approximately $1.1 million lower in fiscal 2009, as a result of the aforementioned non-cash impairment charges recognized in fiscal 2007.

        During the second quarter of fiscal 2006, the Company also recorded a non-cash charge in the amount of approximately $2.3 million associated with the write-down of nonwovens assets located in Sweden to estimated fair value less costs to sell, as such assets have been removed from service as a result of initiating the Company's European restructuring and consolidation strategies.

Restructuring and plant realignment costs

        Accrued costs for restructuring efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities accounted for in accordance with SFAS Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") and SFAS Statement No. 88 "Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88") as of and for the nine month period ended September 29, 2007 (in thousands):

Balance accrued at beginning of year	$2,044
2007 restructuring and plant realignment costs	17,450
Cash payments	(8,930)
Pension settlement loss	(3,849)
Adjustments	12

Balance accrued at end of period	$6,727

        The restructuring and plant realignment activities in the first nine months of fiscal 2007 primarily relate to: (i) the Company's closure of two of its plants in the United States, which was communicated to affected employees in January 2007, (ii) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company's Canadian operations, and (iii) the closure, communicated to affected employees in July 2007, of the Neunkirchen, Germany facility.

  U.S. restructuring

        In January 2007, the Company communicated a plan to affected employees that it planned to close two of its Nonwoven plants in the United States, with the planned transfer of certain of the business and equipment to other Company facilities in North America and Asia. The plant closures included the reduction of approximately 170 production and administrative staff positions. As a result of the restructuring, the Company recognized employee severance, equipment relocation and other associated costs of approximately $2.2 million and $7.0 million during the three and nine months ended September 29, 2007, respectively. Manufacturing activities ceased at the two plants as of July 31, 2007.

        The Company has initiated certain restructuring initiatives pertaining to Oriented Polymers operations located in the United States. For the three and nine months ended September 29, 2007, the Company has incurred restructuring costs of approximately $0.2 million and $0.3 million, respectively, primarily comprised of severance and outplacement costs.

        Additionally, during fiscal 2007 the Company has incurred approximately $0.7 million of costs related to the corporate headquarters relocation initially undertaken in fiscal 2006 and other U.S. initiatives.

  Canadian restructuring

        During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives for Oriented Polymers, the Company negotiated certain changes with the union representing the employees of one of the Company's Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

  European restructuring

        In June 2007, the Company announced a plan to close its Neunkirchen, Germany plant, a facility in the Nonwovens segment. The plant closure will include the reduction of approximately 72 positions when such consolidation efforts are completed in early fiscal 2008. The Company expects to incur approximately $5.5 million in severance costs related to this restructuring. As the details of the severance packages were communicated to, and agreed to by, the affected employees in July 2007, the Company, consistent with the provisions of SFAS No. 146, recognized the liability for certain of such severance costs in the third quarter of fiscal 2007 relating to this planned closure. During the third quarter of fiscal 2007, approximately $5.0 million of employee severance costs were recognized related to this plant closure, for which production activities ceased as of September 29, 2007. The Company expects to recognize an additional $0.5 million of severance costs primarily during the fourth quarter of fiscal 2007, as such additional severance benefits are generally contingent on the continuation of employment. The Company also expects to incur approximately $2.0 million of equipment removal and relocation costs associated with the transfer of the equipment to the Company's plant in Cuijk, The Netherlands. Approximately $0.6 million of such costs were recognized in the third quarter of fiscal 2007, with the remainder expected to be incurred and recognized during the fourth quarter of fiscal 2007, consistent with the provisions of SFAS No. 146.

  Restructuring in prior periods

        The restructuring and plant realignment costs for the first nine months of fiscal 2006 were principally associated with (i) the Company's restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $0.2 million, (ii) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $2.3 million, and (iii) downsizing certain Canadian operations resulting in severance costs of $0.5 million.

Abandoned acquisition costs

        During the first nine months of fiscal 2006, the Company incurred $3.8 million of costs, which were primarily comprised of third-party professional fees, in connection with a potential acquisition. When the negotiations with the acquisition target reached an impasse in the second quarter of fiscal 2006, the Company abandoned its efforts to consummate the acquisition and, accordingly, charged all costs with respect to the acquisition to the Consolidated Statement of Operations.

Other costs

        During the first nine months of fiscal 2007, the Company incurred approximately $0.3 million of additional third-party costs associated with the investigation by the Board of Directors initiated in fiscal 2006 that led to the departure of the Company's then Chief Executive Officer and its Vice President, Global Purchasing, and the resulting hiring of its current Chief Executive Officer.

Note 4.    Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Finished goods	$76,401	$64,897
Work in process	21,440	17,462
Raw materials	47,828	50,171

	$145,669	$132,530

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.6 million and $9.6 million at September 29, 2007 and December 30, 2006, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5.    Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Cost:
Proprietary technology	$1,675	$1,352
Loan acquisition costs	9,206	9,191
Other	1,902	1,817

	12,783	12,360
Less accumulated amortization	(3,662)	(2,154)

	$9,121	$10,206

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$200	$1,117	$469	$3,319
Loan acquisition costs included in interest expense, net	345	333	1,034	1,002

Total amortization expense	$545	$1,450	$1,503	$4,321

        Intangibles are amortized over periods primarily ranging from four to five years. Loan acquisition costs are amortized over the life of the related debt.

Note 6.    Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $21.0 million and $15.6 million as of September 29, 2007 and December 30, 2006, respectively.

Note 7.    Debt

        Long-term debt consists of the following (in thousands):

	September 29, 2007	December 30, 2006
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—average interest at 7.42% and 7.61% as of September 29, 2007 and December 30, 2006, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$402,825	$405,900
Argentine Facility:
Argentine Peso Loan—interest at 13.04% as of September 29, 2007; denominated in Argentine pesos with quarterly principal payments scheduled to begin in June 2008	5,998	—
United States Dollar Loan—interest at 8.26% as of September 29, 2007; denominated in U.S. dollars with quarterly principal payments scheduled to begin in June 2008	21,659	—
Other	851	686

	431,333	406,586
Less: Current maturities	(30,584)	(4,170)

	$400,749	$402,416

Credit Facility

        The Company's Credit Facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Company was in compliance with all such financial covenants at September 29, 2007.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to apply a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results; however, the Company currently estimates that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and has classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter and the future repayment of debt with the application of proceeds in the amount of approximately $9.0 million expected to be received from the sale of certain property and equipment, in the Current portion of long-term debt in the Consolidated Balance Sheet as of September 29, 2007. No excess cash flow payment was required to be made with respect to fiscal 2006.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate ("ABR") for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. As of September 29, 2007, the Company elected to use the one-month LIBOR plus a specified margin for $162.8 million of the first-lien term loan. There were no borrowings under the revolving credit facility as of September 29, 2007 or as of December 30, 2006. As of September 29, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.5 million, as described below. Average daily borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period from December 31, 2006 to September 29, 2007 were $2.8 million at an average rate of 9.50%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in May 2004. This cash flow hedge agreement effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. This cash flow hedge agreement terminated on May 8, 2007. Additionally, in February 2007, the Company entered into another cash flow hedge agreement, which was effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Such cash flow hedge agreements are described more fully in Note 11 to the Consolidated Financial Statements.

        The Company capitalized approximately $0.7 million and $1.2 million of interest costs for the three and nine months ended September 29, 2007, respectively. For the three and nine month periods ended September 30, 2006, the Company capitalized interest costs of $0.8 million and $3.3 million, respectively.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of September 29, 2007, the Company had $11.5 million of standby and documentary letters of credit outstanding under the Credit Facility. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at September 29, 2007.

Subsidiary Indebtedness

        In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. Outstanding indebtedness under these facilities was $4.1 million and $4.6 million at September 29, 2007 and December 30, 2006, respectively, which facilities mature at various dates through June 2008. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the Company's facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement amount to $38.4 million and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of September 29, 2007, the outstanding indebtedness was approximately $27.7 million, consisting of a $6.0 million Argentine peso-denominated loan and a $21.7 million U.S. dollar-denominated loan. Accrued interest on these loans, which is shown in Accounts payable and accrued liabilities in the Consolidated Balance Sheets, will become part of the loan principal balance at the conclusion of the construction period, at which time the principal payment amounts will be finalized. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate ("BAIBOR") plus 475 basis points for the Argentine peso-denominated loan. Principal payments are scheduled to begin in June 2008 with the loans maturing in March 2018. These dates are subject to change based on the date of the last loan advance. Additionally, in March 2007, the subsidiary in Argentina entered into a short-term credit facility denominated in U.S. dollars with a financial institution in Argentina. This short-term credit facility is intended to finance working capital requirements as necessary. There were no amounts outstanding under the short-term credit facility as of September 29, 2007.

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to repay the loan on September 1, 2008, the Company will begin making monthly payments of principal and interest at 6.25% per year. Based on the expectation that the principal will be repaid when it is due, this debt is shown in Current portion of long-term debt in the Consolidated Balance Sheet as of September 29, 2007.

Note 8.    Income Taxes

        During the three and nine months ended September 29, 2007, the Company recognized income tax expense of $5.2 million and $12.3 million, respectively, on consolidated losses before income taxes of $15.3 million and $5.5 million, respectively. This income tax expense was significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

        During the three and nine months ended September 30, 2006, the Company recognized income tax expense of $3.4 million and $4.6 million, respectively, on consolidated pre-tax income of $2.6 million and a consolidated pre-tax loss of $9.2 million, respectively. This income tax expense was significantly different than such taxes determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax benefit and expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

        As discussed in Note 1 to the unaudited interim Consolidated Financial Statements, the Company adopted the provisions of FIN 48 on the first day of fiscal 2007. The total amount of unrecognized tax benefits as of December 31, 2006 and September 29, 2007 are $9.7 million and $14.8 million, respectively. These amounts at December 31, 2006 and September 29, 2007, respectively, include accrued interest and penalties of $5.0 million and $6.5 million.

        The Company continues to evaluate unrecognized tax benefits as additional legislation and tax rulings are issued by the various tax authorities to which the Company is subject and as additional facts and circumstances develop. During the fourth quarter of 2007, the Company anticipates that it may have discussions with certain tax authorities to clarify ambiguities in the application of administrative practices and precedents related to the appropriate taxation of certain income apportioned to such jurisdiction. Pending the outcome of these discussions, the Company may increase or decrease the total amounts of unrecognized tax benefits by an amount ranging from zero to $1.4 million within the next twelve months related to this position.

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

        During 2007, the Company concluded the tax examination by the U.S. Internal Revenue Service for the tax years 2003 and 2004. As of September 29, 2007, the Company has a number of tax audits in process and has open tax years with various taxing jurisdictions that generally range from 2001 to 2006.

Although the results of the current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        On October 1, 2007, Mexico enacted legislation repealing the Asset Tax law and establishing the Flat Rate Business Tax, which legislation will be effective on January 1, 2008. The Company is analyzing the new legislation and its impact, if any, on the Consolidated Financial Statements. The Company expects to complete this analysis, and make any required adjustments, during the fourth quarter of fiscal 2007.

Note 9.    Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

        Components of net periodic benefit costs for the three and nine months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Current service costs	$603	$938	$1,787	$2,780
Interest costs on projected benefit obligation and other	1,414	1,564	4,187	4,645
Return on plan assets	(1,729)	(1,796)	(5,118)	(5,326)
Amortization of transition obligation and other	(25)	111	(73)	332
Settlement loss	—	—	3,849	—

Periodic benefit cost, net	$263	$817	$4,632	$2,431

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Current service costs	$45	$59	$133	$176
Interest costs on projected benefit obligation and other	118	133	348	398
Amortization of transition obligation and other	(72)	(31)	(211)	(93)

Periodic benefit cost, net	$91	$161	$270	$481

        As of September 29, 2007, the Company had contributed $6.0 million to its pension and postretirement benefit plans for the 2007 benefit year. The Company presently anticipates contributing an additional $1.4 million to fund its plans in 2007, for a total of $7.4 million.

        During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives, the Company negotiated certain changes with the union representing the employees of one of the Company's Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

Note 10.    Stock Option and Restricted Stock Plans

Stock Option Plans

        The 2003 Option Plan, which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved for issuance up to 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period. Vesting of the stock options may be accelerated on the occurrence of a change in control or other events, as defined. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of September 29, 2007 and December 30, 2006, the Company had awarded grants of non-qualified stock options to purchase 381,475 shares and 310,500 shares of the Company's Class A Common Stock, respectively. Accordingly, at September 29, 2007, there remain 18,525 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of September 29, 2007, with respect to the 381,475 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 53,865 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of September 29, 2007. Accordingly, pursuant to the provisions of SFAS No. 123(R), 327,610 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of September 29, 2007. The compensation costs related to the 2003 Option Plan were $0.5 million and $1.4 million for the three and nine months ended September 29, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, such costs were $0.3 million and $0.8 million, respectively.

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of September 29, 2007 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	178,506	149,104
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	$3,840	$3,207
For nonvested options:
Compensation cost not yet recognized (in $000s)		$1,665
Weighted average period of recognition (years)		0.9

        No options granted under the 2003 Option Plan were exercisable as of September 29, 2007.

Restricted Stock Plans

  2004 Restricted Stock Plan for Directors

        The Company's shareholders and Board of Directors approved the 2004 Polymer Group, Inc. Restricted Stock Plan for Directors (the "2004 Restricted Plan"), which expires in 2014, for the issuance of restricted shares of the Company's Class A Common Stock to Directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance up to 200,000 restricted shares and is administered by the Restricted Stock Committee, which is a committee of the Company's Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan.

        In the first nine months of fiscal years 2007 and 2006, the Company awarded 6,842 and 7,853 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. In addition, 12,500 restricted shares were approved for issuance by the Company's Board of Directors in September 2006 to the Company's Chairman of the Board as a component of his compensation for serving as interim Chief Executive Officer. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 29, 2007, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2006, these costs approximated $0.4 million and $0.5 million, respectively.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.1 million, respectively, for the three and nine months ended September 29, 2007 and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $1.2 million as of September 29, 2007, and the weighted average period of recognition for such compensation was 1.8 years as of September 29, 2007. As of September 29, 2007, there remain 75,465 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

  2005 Employee Restricted Stock Plan

        The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance up to 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control or other events, as defined. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control and the completion of a minimum service period, as defined.

        During fiscal 2006, 291,500 restricted shares were awarded to certain employees of the Company. In addition, 47,688 shares were surrendered during fiscal 2006 by employees to satisfy withholding requirements and 25,144 shares were forfeited during fiscal 2006. As of December 30, 2006, awards for 218,668 shares of the Company's Class A Common Stock were outstanding and 263,332 shares were available for future award under the 2005 Stock Plan. For the three and nine months ended September 30, 2006, compensation costs pertaining to the 2005 Stock Plan were $0.3 million and $4.0 million, respectively.

        During the first nine months of fiscal 2007, 65,800 restricted shares were awarded to certain employees of the Company, of which, 50,000 shares were awarded under the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. In addition, during the first nine months of fiscal 2007, 12,439 shares were surrendered by employees to satisfy withholding requirements and 4,010 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.4 million and $1.0 million for the three and nine months ended September 29, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of September 29, 2007, awards for 268,019 shares of the Company's Class A Common Stock were outstanding and 213,981 shares were available for future award under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of September 29, 2007, of the 268,019 shares awarded and outstanding under the 2005 Stock Plan, 48,795 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of September 29, 2007. Accordingly, pursuant to the provisions of SFAS 123(R), 219,224 restricted shares are considered granted under the 2005 Stock Plan as of September 29, 2007. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $2.2 million as of September 29, 2007, and the weighted average period of recognition for such compensation was 1.3 years as of September 29, 2007. Additional paid-in capital in the Consolidated Balance Sheet as of September 29, 2007 is reflected net of unearned compensation in the amount of approximately $4.6 million relating to awards of restricted shares to employees.

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

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on current settlement values, was an obligation of $2.2 million as of September 29, 2007. That amount is included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was a decrease of $0.2 million and $1.7 million for the three and nine months ended September 29, 2007, respectively. For the three and nine months ended September 30, 2006, the impact was a decrease of $1.1 million and $2.6 million, respectively.

Note 12.    Earnings Per Share and Shareholders' Equity

        Calculations have not been presented to reconcile basic earnings per common share to diluted earnings per common share for the three and nine months ended September 29, 2007 or the three and nine months ended September 30, 2006 as the impact of such calculations are anti-dilutive. Average shares outstanding for the three and nine months ended September 29, 2007 were 19,387,680 and 19,345,681, respectively. Average shares outstanding for the three and nine months ended September 30, 2006 were 19,299,589 and 19,291,362, respectively.

        As of September 29, 2007, the Company's authorized capital stock consisted of the following classes of stock:

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

        All authorized shares of the Class D Common Stock and Class E Common Stock are issuable upon the exercise, at $.01 per share, of Series A Warrants and Series B Warrants, respectively ("Warrants").

Such Warrants have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the Company at a price below the fair market value of such securities if offered to common stockholders and (iii) specified anti-dilution protection for sales of securities by the Company at a discount that exceeds 25% of the fair market value of such securities. Except as set forth in the preceding sentence, the Warrants do not have anti-dilution provisions. The Warrants (a) are exercisable in the event of a notice provided by the Company of a distribution to shareholders of a minimum amount ($600 million in the case of the Series A Warrants, and $1.15 billion in the case of the Series B Warrants), and (b) terminate upon the earlier to occur of (i) March 4, 2010, or (ii) a change in control of the Company (as defined in the Warrant Certificates). Pursuant to the adjustment provisions of the Warrant Certificates, the Company may be required, immediately prior to exercise of the warrants, to increase the authorized shares of Class D Common Stock and Class E Common Stock presented in the table above by 1,564 shares and 1,642 shares relating to the Series A Warrants and the Series B Warrants, respectively, if the authorized shares are insufficient for the number of warrants to be exercised.

Note 13.    Segment Information

        The Company's reportable segments consist of its two operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company's senior management and the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges and/or income in the Consolidated Statements of Operations during the three and nine months ended September 29, 2007 and September 30, 2006 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales
Nonwovens	$216,447	$210,134	$665,525	$624,405
Oriented Polymers	39,739	38,452	128,713	133,328

	$256,186	$248,586	$794,238	$757,733

Operating income (loss)
Nonwovens	$19,777	$15,317	$61,266	$44,876
Oriented Polymers	(1,415)	821	897	4,019
Unallocated Corporate	(5,252)	(5,167)	(14,537)	(19,192)

	13,110	10,971	47,626	29,703
Special charges, net	(20,350)	(853)	(30,247)	(16,752)

	$(7,240)	$10,118	$17,379	$12,951

Depreciation and amortization expense
Nonwovens	$11,083	$12,426	$34,248	$35,887
Oriented Polymers	2,951	2,331	8,001	7,936
Unallocated Corporate	157	(27)	502	(92)

Depreciation and amortization expense included in operating income	14,191	14,730	42,751	43,731
Amortization of loan acquisition costs	345	333	1,034	1,002

	$14,536	$15,063	$43,785	$44,733

Capital spending
Nonwovens	$25,554	$15,777	$45,131	$60,417
Oriented Polymers	289	785	809	2,284
Corporate	220	288	433	587

	$26,063	$16,850	$46,373	$63,288

	September 29, 2007	December 30, 2006
Division assets
Nonwovens	$772,906	$735,315
Oriented Polymers	107,675	116,839
Corporate	6,894	390
Eliminations	(107,467)	(110,447)

	$780,008	$742,097

Geographic Data:

        Geographic data for the Company's operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales
United States	$105,405	$113,142	$348,357	$348,411
Canada	26,203	25,147	80,924	84,758
Europe	45,464	44,805	148,367	138,637
Asia	23,419	12,958	61,451	36,041
Latin America	55,695	52,534	155,139	149,886

	$256,186	$248,586	$794,238	$757,733

Operating income (loss)
United States	$1,149	$(2,760)	$6,459	$(6,366)
Canada	(2,080)	(414)	(2,310)	(1,131)
Europe	2,331	2,959	9,644	10,552
Asia	3,561	1,017	8,266	3,780
Latin America	8,149	10,169	25,567	22,868

	13,110	10,971	47,626	29,703
Special charges, net	(20,350)	(853)	(30,247)	(16,752)

	$(7,240)	$10,118	$17,379	$12,951

Depreciation and amortization expense
United States	$4,581	$6,746	$14,492	$18,718
Canada	2,397	1,800	6,357	6,239
Europe	2,049	2,169	6,606	7,035
Asia	2,001	1,115	5,789	3,207
Latin America	3,163	2,900	9,507	8,532

Depreciation and amortization expense included in operating income	14,191	14,730	42,751	43,731
Amortization of loan acquisition costs	345	333	1,034	1,002

	$14,536	$15,063	$43,785	$44,733

	September 29, 2007	December 30, 2006
Identifiable assets (including intangible assets)
United States	$292,945	$303,728
Canada	72,598	76,640
Europe	207,073	193,666
Asia	101,348	91,914
Latin America	213,570	186,596
Eliminations	(107,526)	(110,447)

	$780,008	$742,097

Note 14.    Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Included in operating income	$464	$(1,152)	$(436)	$1,820
Included in foreign currency and other (gain) loss, net	(511)	(181)	(360)	602

	$(47)	$(1,333)	$(796)	$2,422

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

        Additionally, included in Foreign currency and other (gain) loss, net for the nine months ended September 29, 2007 is the cash recovery from the minority shareholder of the Company's Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million and expenses incurred, in the amount of $0.2 million, associated with the a planned sale of shares, through a secondary offering, by the Company's majority shareholder and certain other shareholders. See Note 17 to the Consolidated Financial Statements for additional information.

Note 15.    Legal Proceedings, Commitments and Contingencies

        The Company is not currently a party to any material pending legal proceedings. During 2005, the Company was served with a lawsuit by a customer alleging breach of contract and other charges. The Company is in the process of finalizing settlement of this matter with the customer, and such settlement, which estimated amount has been accrued at September 29, 2007, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        The Company has several major committed capital projects, including the installation of a new spunmelt line at the Company's facility near Buenos Aires, Argentina, the retrofit of an existing hydroentanglement line at the Benson, North Carolina plant to produce Spinlace® products and the installation of a new spunmelt line in San Luis Potosi, Mexico. Total expected costs of these three capital projects amount to $106.5 million and the remaining payments due related to these planned capital expenditures as of September 29, 2007 totaled approximately $63.0 million, which is expected to be substantially expended over the remainder of fiscal year 2007 and through fiscal 2008.

Note 16.    Supplemental Cash Flow Information

        Noncash investing or financing activities in the first nine months of fiscal 2007 included the surrender of 12,439 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations. Also, the Company recorded $5.0 million of property, plant and equipment additions, for which payment had not been made as of September 29, 2007.

        During the first nine months of 2006, noncash investing or financing activities included the surrender of 36,996 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $1.0 million to satisfy employee withholding tax obligations.

Note 17.    Other Matters

        The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission which, when effective, will permit the sale, from time to time, of shares of the Company's Class A Common Stock held by the Company, the Company's majority shareholder and certain other shareholders, but neither the Company nor the shareholders are under any obligation to do so. The Company will not receive any proceeds from the sale of the shares by the Company's majority shareholder and certain other selling shareholders, but will bear certain of the expenses in connection with those sales. During the three months ended September 29, 2007, the Company recorded $0.7 million of costs related to the registration statement. Of the total, $0.5 million was deemed to be associated with the potential sale of shares by the Company and recorded as an adjustment to Additional paid-in capital. The balance of $0.2 million was deemed to be associated with the potential sale of shares by the Company's majority shareholder and certain other shareholders and is included in Foreign currency and other (gain) loss, net in the Consolidated Statement of Operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and related notes thereto contained herein in this Form 10-Q and as contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2006. In addition, it should be noted that our gross profit margins may not be comparable to other companies because some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

Overview

        We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwovens. Nonwovens are high value-added, high performance and low-cost alternative materials developed as an outgrowth of paper, textile and chemical technologies, with critical characteristics including absorbency, tensile strength, softness and barrier properties. Our products, which typically comprise only a small percentage of the final product's total cost, are the critical substrates and components for disposable consumer applications such as baby diapers, feminine hygiene products, household and personal wipes, disposable medical applications, such as surgical gowns and drapes, and for various durable industrial applications including furniture and bedding, filtration and protective apparel.

        We have one of the largest global platforms in our industry, with nineteen manufacturing and converting facilities throughout the world, and a presence in nine countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products.

        According to certain industry sources, the global market for nonwovens is approximately $17.0 billion, with an expected 7-8% compound annual growth rate (CAGR) between 2006 and 2011. Demand in developing regions is forecasted to grow at a 13-14% CAGR over the same time period, driven primarily by increased penetration of disposable products as per capita income rises. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase at a 3-4% CAGR due to the development of new applications for nonwovens and underlying market growth. We believe our unique global platform and technological leadership, with an increasing presence in these high growth developing regions, will allow us to achieve high growth and increased profitability. Additionally, our growth rate may differ from the industry averages depending upon the regions we choose to operate in and the technology available to us.

        Nonwovens are categorized as either disposable (estimated to be approximately 58.5% of worldwide industry sales) or durable (estimated to be approximately 41.5% of worldwide industry sales). We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are non-cyclical and will grow rapidly in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the ultimate end product consumer.

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, industrial, medical and wiping. Nonwovens division sales were approximately $848.3 million, $763.7 million and $672.6 million, of our consolidated net sales for fiscal 2006, 2005 and 2004, respectively, and represented approximately 83%, 80% and 80% of our total net sales in each of those years. In the hygiene market, our substrates are the critical components providing superior absorbency, barrier strength, fit and softness in diapers, training pants, feminine sanitary protection and adult incontinence products. Our broad product offerings provide customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In addition, our medical products are the principal, high-performance materials that are used in disposable surgical packs, apparel such as operating room gowns and drapes, face masks, shoe covers and wound care sponges and dressings. We produce nonwoven products for the consumer wipes market, which includes personal care and facial wipes, baby wipes and household wipes. We also market a converted line of wipes under our own industry-leading CHIX® brand directly to industrial, foodservice, and janitorial markets. We also serve a diverse collection of industrial niche end markets that includes cable wrap, furniture and bedding, home furnishings, filtration, automotive interiors and landscape and agricultural applications.

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We are focusing efforts on diversifying away from large volume, commodity products within this division through the continued innovation of building and construction products to meet evolving customer requirements and the replacement of steel reinforcement with the less costly concrete fiber. Oriented Polymers segment sales were approximately $173.3 million, $185.1 million and $172.5 million for fiscal 2006, 2005 and 2004, respectively, and represented approximately 17%, 20% and 20% of our total net sales in each of those years.

Raw materials

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have attempted to move more customer programs to contracts with price escalation provisions which would allow us to pass-through any cost increases in raw materials, although there is often a one-quarter lag between the time the we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers.

        During the first nine months of fiscal 2007, the North American costs have trended higher. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil. To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included herein in this Form 10-Q.

Recent expansion initiatives

        We have completed four expansions in the past four years including three in high growth regions such as Mexico, Colombia and China to address growing demand for regional hygiene and global medical products. Capital expenditures during this four year and nine month period ended September 29, 2007 totaled $258.0 million and consisted of four newly installed spunmelt facilities and another spunmelt facility that should be completed by the end of fiscal 2007, maintenance capital spending and certain other smaller projects. The new capacity installations have resulted in improvements in both sales and profitability.

        The Cali, Colombia line, which was installed in the latter part of fiscal 2005, has performed at expected levels since the second quarter of fiscal 2006 following a brief period during which the line operated below targeted operating rates due to certain equipment-related issues that have since been resolved.

        The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal 2006. Despite the fact that the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was substantially completed by the end of the third quarter of fiscal 2007, allowing for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales.

        Additionally, in fiscal 2007, we have initiated two major capital projects: (i) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace® products, which started up early in the fourth quarter of fiscal 2007; and (ii) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which is expected to begin production late in the fourth quarter of fiscal 2007. The Spinlace® project is expected to only marginally contribute to sales and profitability during fiscal 2007 and the spunmelt line in Argentina is not expected to contribute to sales and profitability during fiscal 2007; however, both are expected to make significant contributions in fiscal 2008.

        We have also recently announced plans to install a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve hygiene and other customers in the U.S. and Mexico, which is expected to commence commercial production in late 2008.

Plant consolidation and re-alignment

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We have announced three plant consolidation plans in the U.S. and Europe that are being implemented in 2007 and 2008, to better align our cost structure. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        In the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S. and Europe, as further described in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with such consolidation and restructuring initiatives, and such charges could be material.

Results of operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three and nine months ended September 29, 2007 in comparison with such items for the three and nine months ended September 30, 2006 and for fiscal 2006 in comparison with such items for the 2005 and 2004 fiscal years:

				Three months ended		Nine months ended
	Fiscal year ended
				September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	48.6	51.2	53.9	54.7	53.3	53.6	53.7
Labor	9.6	8.5	8.1	8.2	7.5	8.2	7.6
Overhead	23.6	23.3	22.7	23.0	23.7	23.1	22.3

	81.8	83.0	84.7	85.9	84.5	84.9	83.6

Gross profit	18.2	17.0	15.3	14.1	15.5	15.1	16.4
Selling, general and administrative expenses	11.7	11.0	10.8	10.2	10.2	11.0	10.4
Special charges (credits), net	(1.0)	—	3.8	0.3	8.0	2.2	3.8
Foreign currency (gain) loss, net	0.2	0.1	0.1	(0.4)	0.2	0.2	(0.0)

Operating income (loss)	7.3	5.9	0.6	4.0	(2.9)	1.7	2.2
Other expense (income):
Interest expense, net	4.8	3.4	2.9	3.0	3.4	2.8	3.1
Write-off of loan acquisition costs	0.6	0.4	—	—	—	—	—
Foreign currency and other (gain) loss, net	0.1	(0.1)	0.1	0.0	(0.3)	0.1	(0.2)

Income (loss) before income tax expense and minority interests	1.8	2.2	(2.4)	1.0	(6.0)	(1.2)	(0.7)
Income tax expense	1.0	1.2	0.8	1.4	2.0	0.6	1.5
Minority interests, net of tax	0.2	0.3	0.2	0.2	0.2	0.3	0.2

Net income (loss)	0.6	0.7	(3.4)	(0.6)	(8.2)	(2.1)	(2.4)
Accrued and paid-in-kind dividends on PIK preferred shares	0.7	2.9	—	—	—	—	—

Loss applicable to common shareholders	(0.1)%	(2.2)%	(3.4)%	(0.6)%	(8.2)%	(2.1)%	(2.4)%

Comparison of three months ended September 29, 2007 and September 30, 2006

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included herein in this Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended September 29, 2007, the three months ended September 30, 2006 and the corresponding change (in millions):

	Three months ended September 30, 2006	Three months ended September 29, 2007	Change
Net sales
Nonwovens	$210.1	$216.5	$6.4
Oriented Polymers	38.5	39.7	1.2

	$248.6	$256.2	$7.6

Operating income (loss)
Nonwovens	$15.3	$19.8	$4.5
Oriented Polymers	0.8	(1.4)	(2.2)
Unallocated Corporate, net of eliminations	(5.1)	(5.3)	(0.2)

	11.0	13.1	2.1
Special charges, net	(0.9)	(20.3)	(19.4)

	$10.1	$(7.2)	$(17.3)

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $256.2 million for the three months ended September 29, 2007, an increase of $7.6 million, or 3.0%, over the comparable period of fiscal 2006 net sales of $248.6 million. Net sales for fiscal 2007 improved in the Nonwovens segment over comparable 2006 results by 3.0%, and net sales in fiscal 2007 in the Oriented Polymers segment increased 3.1% from 2006 results. A reconciliation of the change in net sales between the three months ended September 30, 2006 and the three months ended September 29, 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended September 30, 2006	$210.1	$38.5	$248.6
Change in sales due to:
Volume	(1.3)	0.8	(0.5)
Price/mix	4.2	(0.5)	3.7
Foreign currency translation	3.5	0.9	4.4

Net sales—three months ended September 29, 2007	$216.5	$39.7	$256.2

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price. We currently expect raw material costs, especially polypropylene, to increase in the fourth quarter of fiscal 2007 over costs experienced in the quarter ended September 29, 2007.

        The net volume decline of $1.3 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures during the current quarter and the Company's decision to exit certain marginally profitable business. The increases are attributable to sales from our new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006 and continued expansion of sales in the Latin America region, which was paced by year-over-year growth in hygiene sales. Oriented Polymers' net sales for 2007 increased $1.2 million from the three month period of fiscal 2006. The improvement in Oriented Polymers' sales volumes and selling prices represented a change from recent operating results, which have been negatively impacted by reduced housing starts affecting their industrial business and imported commodity products affecting lumberwrap volumes.

        Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $4.4 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and qualitative disclosures about market risk" included below.

Gross margin

        Gross margin in the three months ended September 29, 2007 improved to 15.5% from 14.1% in the three month period of fiscal 2006, driven by improved price/mix of sales, which was partially offset by the impact of volume declines and higher raw material costs during fiscal 2007. The raw material component of the cost of goods sold as a percentage of net sales decreased from 54.7% in 2006 to 53.3% in 2007. On the strength of improved sales and the initial benefits from certain of the consolidation and restructuring initiatives as well as the generation of sales from the new spunmelt lines, our labor component of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2006 to the comparable period of 2007. As a percentage of sales, labor decreased from 8.2% to 7.5%, or 0.7%.

Operating income

        A reconciliation of the change in operating income (loss) between the three months ended September 30, 2006 and the three months ended September 29, 2007 is presented in the following table (in millions):

Operating income—three months ended September 30, 2006	$10.1
Change in operating income due to:
Price/mix	8.1
Higher raw material costs	(4.0)
Volume	(0.2)
Lower manufacturing costs	0.2
Foreign currency	(1.6)
Lower depreciation and amortization expense	0.5
Higher special charges, net	(19.4)
Increased share-based compensation costs	(0.2)
All other	(0.7)

Operating loss—three months ended September 29, 2007	$(7.2)

        Consolidated operating loss was $7.2 million in the three months ended September 29, 2007 as compared to $10.1 million of income in the comparative period in 2006, which decline was significantly affected by $19.4 million of increased special charges, net. Operating income was negatively impacted by the volume losses in the nonwovens markets, partially offset by volume gains in the oriented polymers markets as noted above in the net sales discussion. We experienced price/mix improvements for the three months ended September 29, 2007 compared to fiscal 2006 levels, which offset the higher raw material prices, primarily attributable to rayon and polyester fiber increases in fiscal 2007 compared to fiscal 2006. Unfavorable foreign currency movement during the three months of fiscal 2007 reduced operating income by $1.6 million in the year-over-year comparison.

        Special charges, net in the three months ended September 29, 2007 were $19.4 million higher than in the comparable period of fiscal 2006. Restructuring costs were incurred related to (i) equipment relocation costs associated with the U.S. plant closures of $2.2 million, (ii) employee severance and equipment relocation costs associated with the Neunkirchen, Germany facility closure of $5.6 million, (iii) noncash impairment charges of $9.5 million and $2.7 million associated with the write-down of property, plant and equipment to estimated fair value in one of our Canadian businesses and in Neunkirchen, Germany, respectively, (iv) other costs of $0.3 million. Further discussion of special charges, net is contained in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included herein in this Form 10-Q.

        Selling, general and administrative expenses increased $0.8 million, from $25.3 million in 2006 to $26.1 million in 2007, each representing 10.2% of net sales for such periods.

Interest and other expense

        Net interest expense increased $1.2 million, from $7.5 million during the three months ended September 30, 2006 to $8.7 million during the three months ended September 29, 2007. The increase in net interest expense was largely due to higher costs of our long-term debt, impacted by the effects of the interest rate swap agreements, discussed below, partially offset by lower borrowings under the revolving credit facility.

        During fiscal 2007, we entered into a new cash flow hedge agreement, effective May 8, 2007 and maturing on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. This new agreement replaced the cash flow hedge agreement originally entered into in fiscal 2004, which agreement terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Foreign currency and other (gain) loss, net improved by $0.7 million, from a loss of $0.1 million in the three months ended September 30, 2006 to a gain of $0.6 million in the comparable period of fiscal 2007.

Income tax expense

        We recognized income tax expense of $5.2 million for the three months ended September 29, 2007 on a consolidated loss before income taxes of $15.3 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During the three months ended September 30, 2006, we recognized an income tax expense of $3.4 million on consolidated pre-tax income of $2.6 million. This income tax expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net loss

        As a result of the above, we recognized a net loss of $20.9 million, or $1.08 per share, for the three months ended September 29, 2007 compared to a net loss of $1.5 million, or $0.08 per share, for the three months ended September 30, 2006.

Comparison of nine months ended September 29, 2007 and September 30, 2006

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included herein in this Form 10-Q. The following table sets forth components of our net sales and operating income by operating division for the nine months ended September 29, 2007, the nine months ended September 30, 2006 and the corresponding change (in millions):

	Nine months ended September 30, 2006	Nine months ended September 29, 2007	Change
Net sales
Nonwovens	$624.4	$665.5	$41.1
Oriented Polymers	133.3	128.7	(4.6)

	$757.7	$794.2	$36.5

Operating income (loss)
Nonwovens	$44.9	$61.2	$16.3
Oriented Polymers	4.0	0.9	(3.1)
Unallocated Corporate, net of eliminations	(19.2)	(14.5)	4.7

	29.7	47.6	17.9
Special charges, net	(16.7)	(30.2)	(13.5)

	$13.0	$17.4	$4.4

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $794.2 million for the nine months ended September 29, 2007, an increase of $36.5 million, or 4.8%, over the first nine months of fiscal 2006 net sales of $757.7 million. Net sales for fiscal 2007 improved in the Nonwovens segment over comparable 2006 results by 6.6%, and net sales in fiscal 2007 in the Oriented Polymers segment decreased 3.5% from 2006 results. A reconciliation of the change in net sales between the nine months ended September 30, 2006 and the nine months ended September 29, 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—nine months ended September 30, 2006	$624.4	$133.3	$757.7
Change in sales due to:
Volume	28.2	(4.3)	23.9
Price/mix	0.9	(1.5)	(0.6)
Foreign currency translation	12.0	1.2	13.2

Net sales—nine months ended September 29, 2007	$665.5	$128.7	$794.2

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price. We currently expect raw material costs, especially polypropylene, to increase in the fourth quarter of fiscal 2007 over costs experienced in the quarter ended September 29, 2007.

        A significant component of the $41.1 million increase in Nonwovens sales was due to volume growth, primarily generated in Asia and the U.S. The increases are attributable to sales from our new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006, and from the new spunmelt line at Mooresville, North Carolina, which initiated operations in the latter part of the second quarter of fiscal 2006. The Latin America region also experienced improvement in sales volume, which was paced by year-over-year growth in hygiene sales. Oriented Polymers' net sales for 2007 decreased $4.6 million from the first nine months of fiscal 2006. Oriented Polymers' sales volumes and selling prices have been negatively impacted by reduced housing starts affecting their industrial business and imported commodity products affecting lumberwrap volumes, as well as raw material supply interruptions that negatively affected the protective apparel markets.

        Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $13.2 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the first nine months of fiscal 2007 improved to 16.4% from 15.1% in the first nine months of fiscal 2006, driven by improved sales volumes, price/mix of sales and lower manufacturing costs, which offset the impact of higher raw material costs during fiscal 2007. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.6% in 2006 to 53.7% in 2007. On the strength of improved sales and the initial benefits from certain of the consolidation and restructuring initiatives as well as the generation of sales from the new spunmelt lines, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the first nine month of fiscal 2006 to the comparable period of 2007. As a percentage of sales, labor decreased from 8.2% to 7.6%, or 0.6%, and overhead decreased from 23.1% to 22.3%, or 0.8%.

Operating income

        A reconciliation of the change in operating income between the nine months ended September 30, 2006 and the nine months ended September 29, 2007 is presented in the following table (in millions):

Operating income—nine months ended September 30, 2006	$13.0
Change in operating income due to:
Price/mix	3.0
Higher raw material costs	(7.2)
Volume	8.3
Lower manufacturing costs	6.9
Foreign currency	2.9
Lower depreciation and amortization expense	0.9
Higher special charges, net	(13.5)
Decreased share-based compensation costs	2.6
All other	0.5

Operating income—nine months ended September 29, 2007	$17.4

        Consolidated operating income was $17.4 million in the nine months ended September 29, 2007 as compared to $13.0 million in the comparative period in 2006, which comparison was significantly affected by $13.5 million of increased special charges, net during the 2007 period. Operating income was positively impacted by the volume gains in the nonwovens markets, partially offset by volume declines in the oriented polymers markets as noted above in the net sales discussion. The net improvement in operating income was also positively impacted by lower noncash compensation costs related to share-based awards made under our stock option and restricted stock plans and lower manufacturing costs, which were primarily attributable to the improvement in manufacturing efficiencies and absorption of costs associated with the spunmelt lines operating closer to full manufacturing capacity. Favorable foreign currency movement during the nine months of fiscal 2007 contributed $2.9 million to the year-over-year improvement.

        We experienced price/mix improvements for the nine months of fiscal 2007 compared to fiscal 2006 levels primarily related to certain of our nonwovens businesses in the U.S. and Europe. The improvements in the price/mix of sales were positively impacted by the Company's decision to exit certain marginally profitable business, primarily in U.S. nonwovens. The Oriented Polymers segment experienced price/mix declines in the first nine months of fiscal 2007 compared to the comparable fiscal 2006 period. We also experienced higher raw material prices in certain of our nonwovens businesses, primarily attributable to polypropylene, rayon and polyester fiber increases in fiscal 2007 compared to fiscal 2006.

        Special charges, net in the first nine months of fiscal 2007 were $30.2 million, representing an increase of $13.5 million over the comparable period of fiscal 2006. In the first nine months of fiscal 2007, restructuring costs were incurred related to (i) a settlement loss of $3.8 million associated with a partial curtailment of a defined benefit pension plan at one of our Canadian operations, (ii) severance and equipment relocation costs associated with the U.S. and European plant closures of $12.6 million, (iii) a noncash charge of $12.5 million associated with the writedown of assets, primarily in one of our Canadian and European operations, and (iv) other costs of $1.3 million. Further discussion of special charges, net is contained in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included herein in this Form 10-Q.

        Selling, general and administrative expenses decreased $0.5 million, from $83.3 million in 2006 to $82.8 million in 2007, primarily due to lower noncash stock-based compensation costs described earlier, partially offset by higher incentive compensation costs and costs associated with increased sales volumes during 2007. Selling, general and administrative costs as a percent of net sales improved from 11.0% in 2006 to 10.4% in 2007.

Interest and other expense

        Net interest expense increased $3.8 million, from $21.1 million during the nine months ended September 30, 2006 to $24.9 million during the nine months ended September 29, 2007. The increase in net interest expense was largely due to the lower interest capitalization of approximately $2.1 million, with respect to major capital expenditure projects, in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 and higher interest costs on our long-term debt, impacted by the effects of the interest rate swap agreements, discussed below, partially offset by reduced levels of borrowings under the revolving credit facility.

        During fiscal 2007, we entered into a new cash flow hedge agreement, effective May 8, 2007 and maturing on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. This new agreement replaced the cash flow hedge agreement originally entered into in fiscal 2004, which agreement terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Foreign currency and other (gain) loss, net improved by $3.1 million, from a loss of $1.1 million in the nine months ended September 30, 2006 to a gain of $2.0 million in the first nine months of fiscal 2007. Included as a gain in Foreign currency and other (gain) loss, net for the nine months ended September 29, 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary of legal and other costs associated with a prior period legal action.

Income tax expense

        We recognized income tax expense of $12.3 million for the nine months ended September 29, 2007 on a consolidated loss before income taxes of $5.5 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During the nine months ended September 30, 2006, we recognized an income tax expense of $4.6 million on a consolidated pre-tax loss of $9.2 million. This income tax expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net loss

        As a result of the above, we recognized a net loss of $19.4 million, or $1.00 per share, for the nine months ended September 29, 2007 compared to a net loss of $15.7 million, or $0.81 per share, for the nine months ended September 30, 2006.

Liquidity and capital resources

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the credit facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the credit facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the credit facility) of the first-lien term loan is due November 22, 2012. The credit facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At September 29, 2007, we were in compliance with all such covenants. Additionally, as of September 29, 2007, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.5 million. Additionally, the Company may incur local borrowings for capital expansion, in whole or in part, in foreign locations. See Note 7 "Debt" to the unaudited interim consolidated financial statements included herein in this Form 10-Q.

(In millions)	December 30, 2006	September 29, 2007
Balance sheet data:
Cash and cash equivalents	$32.1	$36.0
Working capital	159.4	157.9
Total assets	742.1	780.0
Total debt	411.2	435.4
Total shareholders' equity	109.1	112.9

	Fiscal year ended	Nine months ended
(In millions)	December 30, 2006	September 30, 2006	September 29, 2007
Cash flow data:
Net cash provided by operating activities	$66.8	$36.5	$27.1
Net cash used in investing activities	(64.3)	(61.0)	(45.8)
Net cash provided by (used in) financing activities	(1.9)	9.7	21.5

Operating activities

        Net cash provided by operating activities was $27.1 million during the first nine months of fiscal 2007, a $9.4 million decrease from the net cash of $36.5 million provided by operating activities during the first nine months of fiscal 2006.

        We had working capital of approximately $157.9 million at September 29, 2007 compared with $159.4 million at December 30, 2006. Accounts receivable at September 29, 2007 was $133.8 million as compared to $129.3 million at December 30, 2006, an increase of $4.5 million. Accounts receivable represented approximately 48 days of sales outstanding at September 29, 2007 compared to 45 days of sales outstanding at December 30, 2006.

        Inventories at September 29, 2007 were $145.7 million, an increase of $13.2 million from inventories at December 30, 2006 of $132.5 million, with component increases in finished goods and work-in-process of $11.5 million and $4.0 million, respectively, and with a decrease in raw materials of $2.3 million. We had inventory representing approximately 61 days of cost of sales on hand at September 29, 2007 compared to 54 days of cost of sales on hand at December 30, 2006. Accounts payable and accrued liabilities at September 29, 2007 were $148.1 million as compared to $144.3 million at December 30, 2006, an increase of $3.8 million. Accounts payable and accrued liabilities represented approximately 62 days of cost of sales outstanding at September 29, 2007 compared to 59 days of cost of sales outstanding at December 30, 2006. The absolute dollar increases in accounts receivable and inventories and their effects on days sales and cost of sales outstanding at September 29, 2007 versus December 30, 2006 were largely related to sales dollar increases, sales increases in regions with longer payment cycles, and inventory builds to transition the medical fabric finishing from our operations in the United States to China and to facilitate our plant consolidation efforts. The increase in accounts payable and accrued liabilities from December 30, 2006 to September 29, 2007 was impacted by the effects of construction in progress, accruals with respect to incentive compensation plans and the ramp-up of our new line in Suzhou, China, partially offset by the closure of three of our plants in fiscal 2007, faster payment of trade payables, including acceptance of vendor discounts, and changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that have required us to pay cash prior to delivery.

        Our restructuring and plant realignment activities in fiscal 2007 and 2006 are discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included herein in this Form 10-Q.

        In fiscal 2006 we recognized restructuring and plant realignment costs principally associated with (a) our restructuring and consolidation plan for Europe, which included termination benefits provided to one of our executive officers, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant, which resulted in the reduction of nineteen employees and a charge of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million; (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million associated with the reduction of 26 employees; and (d) costs in the amount of $0.3 million related to exiting the leased facilities at Gainesville, Georgia.

        In fiscal 2007, restructuring and plant realignment activities, and related costs, include:

  (i)
  closure of two nonwovens plants in North America. In January 2007, we communicated a plan to affected employees that we planned to close two of our plants in the United States, with the planned transfer of certain of the business and equipment to our other facilities in North America and Asia. With respect to the plant closures, for which manufacturing ceased effective July 31, 2007, approximately 170 production and administrative staff positions are expected to be eliminated. As a result of the restructuring, we recognized employee severance, equipment relocation and other associated costs of approximately $7.0 million during the nine months ended September 29, 2007;

  (ii)
  initiation of certain restructuring activities pertaining to oriented polymers operations located in the United States, for which we have incurred restructuring costs of approximately $0.3 million, primarily comprised of severance and outplacement costs;

  (iii)
  costs related to the relocation of our corporate headquarters to Charlotte, North Carolina, originally undertaken in fiscal 2006, in the amount of $0.7 million;

  (iv)
  continued reorganization and consolidation of certain of our operations in Europe. In late June 2007, we announced a plan to close our Neunkirchen, Germany plant, which was communicated to affected employees in July 2007. The plant closure will include the reduction of approximately 72 positions when such consolidation efforts are completed in early fiscal 2008. During the third quarter of fiscal 2007, approximately $5.0 million of employee severance costs were recognized related to this plant closure, for which production activities ceased as of September 28, 2007. We expect to recognize an additional $0.5 million of severance costs primarily during the fourth quarter of fiscal 2007, as such severance benefits are generally contingent on the continuation of employment. We also expect to incur approximately $2.0 million of equipment removal and relocation and related costs associated with the transfer of the equipment to our plant in Cuijk, The Netherlands. Approximately $0.6 million of such costs were recognized in the third quarter of fiscal 2007, with the remainder expected to be incurred and recognized during the fourth quarter of fiscal 2007; and

  (v)
  a loss in the amount of $3.8 million incurred as a result of the partial settlement of a defined benefit pension plan. During the first quarter of fiscal 2006, as part of our restructuring and related cost reduction measures, we negotiated certain changes with the union representing the employees of one of our Canadian operations, including a partial curtailment of a defined benefit pension plan. No gain or loss was incurred as a result of the partial curtailment in fiscal 2006. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, we have incurred a settlement loss associated with employees who have exited the plan. The loss was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by us of our funding requirements.

        We expect to make future cash payments of approximately $8.5 million to $9.0 million associated with current restructuring and relocation initiatives, of which $6.7 million has been accrued as of September 29, 2007. Additionally, we currently anticipate future proceeds of approximately $8.0 million to $9.0 million from the expected sale of idled facilities and equipment.

        Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes. The cash fixed costs of the three facilities in the U.S. and Europe previously discussed approximated $8.0 million annually.

        Additionally, during the first nine months of fiscal 2007, we incurred noncash impairment charges of (i) $9.5 million relating to certain Oriented Polymers assets of one of our Canadian operations, primarily as a result of a continued weakening of sales, earnings and cash flows generated by those operations, and (ii) $3.0 million associated with the write-down of Nonwovens plant assets located in Neunkirchen, Germany, to estimated net realizable value, which plant is in the process of being closed and the real estate marketed for sale.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Investing and financing activities

        Net cash used for investing activities amounted to $45.8 million and $61.0 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures during the first nine months of 2007 totaled $46.4 million, a decrease of $16.9 million from capital spending of $63.3 million in the comparable period of fiscal 2006. A significant portion of the capital expenditures in 2007 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina and the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace® products. Also, investing activities during the first nine months of 2007 and fiscal year 2006 included proceeds from the sale of assets of $0.6 million and $2.7 million, respectively. We estimate our annual minimum sustaining capital expenditure to be $10.0 million to $15.0 million.

        Net cash provided by financing activities amounted to $21.5 million and $9.7 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. In 2007, we borrowed, on a net basis, $24.2 million of debt, primarily to fund the capital expansion in Argentina, whereas we borrowed, on a net basis, $6.2 million of debt during 2006.

        Additionally, in 2007, we repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

Dividends

        Our Board of Directors has not declared a dividend on our common stock since we emerged from Chapter 11 bankruptcy proceedings on March 5, 2003.

        The credit facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the credit facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity summary

        As discussed more fully in Note 7"Debt" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, we have a credit facility, which we entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing November 22, 2010 and a $410.0 million first-lien term loan that matures November 22, 2012.

        All borrowings under the credit facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The credit facility and the related guarantees are secured by (i) a lien on substantially all of our assets, and the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the credit facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The credit facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the credit facility. The credit facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. We were in compliance with the debt covenants under the credit facility at December 30, 2006 and September 29, 2007. In addition, we had outstanding letters of credit at September 29, 2007 of approximately $11.5 million.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the credit facility, and determined based on year-end results, to reduce our then outstanding balances under the credit facility. Excess cash flows required to be applied to the repayment of the credit facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. We currently estimate that the excess cash flow payment with respect to fiscal 2007, which would be payable in March 2008, will be approximately $15.0 million and we have included such amount, in addition to the mandatory payments of approximately $1.0 million per quarter and the expected repayment of debt with the application of proceeds in the amount of approximately $9.0 million expected to be received from the sale of certain property and equipment, in Current portion of long-term debt line item in our Consolidated Balance Sheet as of September 29, 2007 included herein in this Form 10-Q. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements pertaining to capital expansion, elect to make additional repayments of debt under the credit facility in excess of the required excess cash flow payments. No excess cash flow payment was required to be made with respect to fiscal 2006.

        The interest rate applicable to borrowings under the credit facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an alternate base rate for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. As of September 29, 2007, the Company elected to use the one-month LIBOR plus a specified margin for $162.8 million of the first-lien term loan. We had no outstanding borrowings at September 29, 2007 under the revolving credit facility. As of September 29, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $11.5 million. None of these letters of credit have been drawn on at September 29, 2007. Average borrowings under the revolving credit facility, which were largely ABR-based borrowings, for the period from December 31, 2006 to September 29, 2007 were $2.8 million at an average rate of 9.50%. The revolving credit portion of the credit facility matures on November 22, 2010.

        Additionally, in accordance with the terms of the credit facility, we maintained our position in a cash flow hedge agreement, effectively converting $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement, which became effective May 8, 2007, terminates on June 29, 2009. Previously, we maintained a position in a cash flow hedge agreement, which matured on May 8, 2007, to effectively convert $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. Solely as a result of the change in the LIBOR rates, effective May 8, 2007, fixed pursuant to the interest rate swaps, we estimate that interest costs will increase by approximately $2.4 million in fiscal 2007 versus fiscal 2006.

        Also, we have incurred additional debt in fiscal 2007 to finance the ongoing installation of a new spunmelt line in Argentina. As of September 29, 2007, this debt amounted to $27.7 million and we expect principal payments to begin in June 2008 with the loans maturing in March 2018.

        We have entered into factoring agreements to sell without recourse, certain U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The credit facility provides us the availability to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim Consolidated Financial Statements included herein in this Form 10-Q, we expect to make future cash payments of approximately $8.5 million to $9.0 million, of which $6.7 million has been accrued as of September 29, 2007. Additionally, we currently anticipate future proceeds of approximately $8.0 million to $9.0 million from the sale of idled facilities and equipment.

        As discussed in Note 15 "Legal Proceedings, Commitments and Contingencies" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, we have several major committed capital projects, including the installation of a new spunmelt line at our facility near Buenos Aires, Argentina, the retrofit of an existing hydroentanglement line at our Benson, North Carolina plant to produce Spinlace® products and the installation of a new spunmelt line in San Luis Potosi, Mexico. Total expected costs of these three capital projects amount to $106.5 million and remaining payments due related to these planned expansions as of September 29, 2007 totaled approximately $63.0 million, which is expected to be substantially expended over the remainder of fiscal year 2007 and through fiscal 2008. As discussed more fully in Note 7 "Debt" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, we have obtained local financing to fund a substantial portion of the capital expansion in Argentina.

        Based on the ability to generate positive cash flows from our operations and the financial flexibility provided by the credit facility, as amended, we believe that we have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

Off-balance sheet arrangements

        We do not have any off-balance sheet arrangements.

Effect of inflation

        Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was minimal during the first nine months of both 2007 and 2006. The impact of inflation on our financial position and results of operations was also minimal during fiscal 2006, 2005 and 2004. However, we continue to be impacted by rising raw material costs. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

New accounting standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. We expect to adopt SFAS No. 157 effective in the first quarter of fiscal 2008 and are continuing to evaluate the impact of SFAS No. 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. We are continuing to review the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2008, and we do not currently expect SFAS No. 159 to have a significant impact on our consolidated financial statements.

        Certain reclassifications of prior years' amounts have been made in our consolidated financial statements to conform to the current year presentation.

Critical accounting policies and other matters

        The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, including the effects of sales returns and allowances and credit risks, inventories, income taxes, impairment of long-lived assets and stock-based compensation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

        We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue recognition:    Revenue from product sales is recognized when title and risks of ownership pass to the customer. This is generally on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectibility is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. We base our estimate of the expense to be recorded each period on historical returns and allowance levels.

We do not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At September 29, 2007, a reserve of $5.7 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

        Inventory reserves:    We maintain reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously established reserves. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

        Income taxes:    We record an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits, as well as tax planning strategies available to us. Additionally, we have not provided U.S. income taxes for undistributed earnings of certain foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in our consolidated financial statements.

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") effective December 31, 2006, the first day of fiscal 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

        A number of years may elapse before a particular matter for which a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of September 29, 2007, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

        Stock-based compensation:    We account for stock-based compensation related to our employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior grants have been measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when we and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of the achievement of such performance conditions.

        We have estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Under SFAS No. 123(R) and the option pricing model, the estimate of fair value is based on the share price and other pertinent factors at the grant date (as defined pursuant to SFAS No. 123(R)), such as expected volatility, expected dividend yield, risk-free interest rate, forfeitures and expected lives. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. Although we believe the assumptions are appropriate, differing assumptions would affect compensation costs.

Environmental

        We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. We believe that we are currently in substantial compliance with applicable environmental requirements and do not currently anticipate any material adverse effect on our operations, financial or competitive position as a result of our efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of our business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks for changes in foreign currency rates and interest rates and we have exposure to commodity price risks, including prices of our primary raw materials. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange rates and raw material pricing arising in our business activities. We manage these financial exposures, where possible, through operational means and by using various financial instruments. Our practices may change as economic conditions change.

Long-term debt and interest rate market risk

        Our long-term borrowings under our credit facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Note 7 "Debt" and Note 11 "Derivative and Other Financial Instruments and Hedging Activities" to our unaudited interim consolidated financial statements included herein in this Form 10-Q, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the interest rate swap contract would change annual interest expense by approximately $1.9 million.

Foreign currency exchange rate risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first nine months of both 2007 and 2006, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on our sales and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        We have not historically hedged our exposure to foreign currency risk. However, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Also, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency-based obligations such as firm commitments related to certain capital expenditure projects. We are also subject to political risk in certain of our foreign operations and we have utilized insurance programs in certain circumstances to mitigate our political risk.

Raw material and commodity risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have attempted to move more customer programs to contracts with price escalation provisions which would allow us to pass-through any cost increases in raw materials, although there is often a one-quarter lag between the time we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers. Raw material prices as a percentage of sales have increased from 53.6% in the nine months ended September 30, 2006 to 53.7% in the nine months ended September 29, 2007. We currently expect raw material costs, especially polypropylene, to increase in the fourth quarter of fiscal 2007 over costs experienced in the quarter ended September 29, 2007.

        The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly during fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels, but have not returned to their pre-fourth quarter of fiscal 2005 levels. During the first nine months of fiscal 2007, the North American costs have trended higher. Additionally, on a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $0.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.0 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 29, 2007.

        There were no changes in our internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Other than as reported in the Company's Form 10-K for the period ended December 30, 2006 under the caption "Item 3. Legal Proceedings," we are not currently a party to any material pending legal proceedings. See Note 15 "Legal Proceedings, Commitments and Contingencies" to the unaudited interim consolidated financial statements included herein in this Form 10-Q for additional details.

ITEM 1A.    RISK FACTORS

        The risk factors immediately following, which were not included in our 2006 Annual Report on Form 10-K, as amended ("2006 Form 10-K"), are being included herein to provide additional disclosure related to the risk factors disclosed in our 2006 Form 10-K. See our 2006 Form 10-K for an expanded description of other risks that we face.

Reductions in our selling prices to customers, pursuant to contractual requirements, could reduce our profit margins.

        In cases where changes in our selling prices to customers are determined via contract based on changes in an underlying index, such as the index for polypropylene, and the index decreases, sales would decrease and our operating income would correspondingly decrease if we are not able to obtain corresponding reductions in our raw material costs, which decreases in operating income could be material. There can be no assurance that the index used in such contracts will not decrease in the future or that we will be able to obtain corresponding reductions in our raw material costs.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.

        We may pursue acquisitions or joint ventures as part of our long-term business strategy. These transactions may involve significant challenges and risks including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on the investment made, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management's attention from our other businesses. These factors could adversely affect our operating results or financial condition.

        We may, as part of our long-term business strategy, evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of strategic objectives, or we may dispose of a business at a price or on terms, which are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations, in which case the decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business's prospects, in which case we may be unable to find a buyer at an acceptable price and, therefore, may have potentially sacrificed enterprise value.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the third quarter of fiscal 2007, 6,405 shares of our Class B Common Stock were converted into 6,405 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933.

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

POLYMER GROUP, INC.
Date: November 1, 2007	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: November 1, 2007	By:	/s/ WILLIS C. MOORE, III Willis C. Moore, III Chief Financial Officer

QuickLinks

POLYMER GROUP, INC. INDEX TO FORM 10-Q
IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
POLYMER GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (In Thousands)
POLYMER GROUP, INC. Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES