Form 10-K
period 2007-12-29
POLYMER GROUP INC
filed 2008-03-12
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14330

POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-1003983 (IRS Employer Identification No.)
9335 Harris Corners Parkway, Suite 300 Charlotte, North Carolina (Address of principal executive offices)	28269 (Zip Code)
Registrant's telephone number, including area code: (704) 697-5100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(b) of the Act:
Title of Class
Class A common stock
Class B common stock

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2007 was approximately $163.3 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Registrant's common equity. As of March 5, 2008, there were 19,280,894 shares of Class A common stock, 106,905 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

         Portions of the Registrant's Notice of 2008 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2007

INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

        Readers should consider the following information as they review this Form 10-K:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-K refer to Polymer Group, Inc. and its subsidiaries.

Safe Harbor-Forward-Looking Statements

        From time to time, we may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "intend," "target" or other words that convey the uncertainty of future events or outcomes.

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate only to events as of the date on which the statements were made. Unless required by law, we do not undertake any obligation to update these statements and caution against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. "Risk Factors" below. There can be no assurance that these events will occur or that our results will be as estimated.

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

  •
  changes to selling prices to customers which are based, by contract, on an underlying index;

  •
  inability to achieve successful or timely start-up on new or modified production lines;

  •
  domestic and foreign competition;

  •
  reliance on major customers and suppliers; and

  •
  risks related to operations in foreign jurisdictions.

Fiscal Year-End

        Our fiscal year ends on the Saturday nearest to December 31. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period. Fiscal 2006 ended December 30, 2006 and included the results of operations for a fifty-two week period. Fiscal 2005 ended December 31, 2005 and included the results of operations for a fifty-two week period. References herein to "2007," "2006," and "2005," generally refer to fiscal 2007, fiscal 2006 and fiscal 2005, respectively, unless the context indicates otherwise.

Additional Information

        Our website is located at www.polymergroupinc.com. Through the website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

        Polymer Group, Inc. is a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwovens. Nonwovens are high value-added, high performance and low-cost alternative materials developed as an outgrowth of paper, textile and chemical technologies, with critical characteristics including absorbency, tensile strength, softness and barrier properties. Our products, which typically comprise only a small percentage of the final product's total cost, are the critical substrates and components for disposable consumer applications such as baby diapers, feminine hygiene products, household and personal wipes, disposable medical applications, such as surgical gowns and drapes, and for various durable industrial applications including furniture and bedding, filtration and protective apparel.

        We have one of the largest global platforms in our industry, with 18 manufacturing and converting facilities throughout the world, and a presence in eight countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We are the #1 or #2 participant in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

        We have been built through a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. Moreover, our worldwide resources have enabled us to better meet the needs of existing customers, to serve emerging geographic markets, and to exploit niche market opportunities through customer-driven product development.

Recent Developments

        In 2007, we continued our efforts to strengthen our balance sheet and reaffirm our global leadership position in the industry. These items are discussed in more detail throughout this report, with highlights presented below to assist the reader:

  •
  we strengthened our management team with the addition of Veronica Hagen as Chief Executive Officer and several other key additions throughout the businesses;

  •
  we continued to expand our global business presence as we reached full sales capacity from our new state-of-the-art spunbond lines in Cali, Colombia, Suzhou, China and Mooresville, North Carolina, retrofitted an existing hydroentanglement line at our Benson North Carolina facility to produce Spinlace® products which started up early in the fourth quarter of 2007, substantially completed construction of an additional spunmelt line in Argentina which initiated commercial production in the first quarter of fiscal 2008 and announced an additional spunmelt expansion project in Mexico that is expected to begin commercial operations by the middle of fiscal 2009; and

  •
  we continued the restructuring and reorganization of certain of our operations, especially in the more developed markets of the United States, Europe and Canada in an effort to lower operating costs and improve overall financial performance.

Industry Overview

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, this is approximately a $20.0 billion market with an expected 6.0-8.0% compound annual growth rate (CAGR) over the next five years. Demand in developing regions is forecasted to grow in excess of a 10.0% CAGR over the same time period, driven primarily by increased penetration of disposable products as per capita income rises. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 3.0-5.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and underlying market growth. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the high-growth developing regions, will allow us to achieve high growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

Business Strategy

        Our goal is to be the global leader in the hygiene and medical markets and to participate in the industrial and wipes markets where we can build scale and a sustainable market leading position. We plan to grow our core businesses while developing new technologies to capitalize on new product opportunities and expand in key geographic markets. We also strive to be a leading supplier in our chosen markets by delivering high-quality products and services at competitive prices. We are committed to continuous improvements throughout our business to increase product value by incorporating new raw materials and operating capabilities that enhance or maintain performance specifications. We also seek to expand our capabilities to take advantage of the penetration and growth of our core products internationally, particularly in emerging countries.

        Our business strategy is to deliver to our customers the right product, at the right price, at the right time and in the right location in order to be the leading manufacturer, innovator, and marketer of engineered materials. To execute our strategy and drive continued success, we are focused on the following:

Delivering innovation.    We expect to continue to work with industry leading customers to develop new and innovative products. We intend to leverage our culture of innovation, our global organization and the efficiency of our research and development investments to deliver both innovative products that are category game changers as well as next generation products tailored to meet demanding and evolving specifications and address consumer preferences.

Grow with customers.    We expect to continue to partner with our global customer base of leading consumer and industrial players to grow in the regions and markets where they are growing. We intend to continue to collaborate with our customers and strategically align our business focus to best address customer demands. We intend to work closely with our customers to develop next-generation products and provide innovative solutions to satisfy end user requirements.

Targeted global expansion.    We expect to continue our successful strategy of adding capacity in both developed and developing regions to follow and grow with global, regional and local customers. We intend to utilize our proven strategy of expanding in markets with attractive supply and demand characteristics through a detailed market assessment. Typically, through this assessment we endeavor to pre-sell our capacity before launching a project. Our strategic expansion projects target a return on our investment over a three to five-year period following the start up of the project. Additionally, we will selectively continue to evaluate strategic consolidation opportunities, focusing on companies, technologies and products that complement our business, competitive position and product offerings.

Operational excellence.    We expect to continue to operate our facilities with manufacturing excellence characterized by best-in-class reliability performance, yield, product quality and consistency. We plan to continue to organize for success by leveraging our global platform through an interconnected global and regional functional management structure in areas such as manufacturing, sales, marketing, procurement, finance and human resources. In addition, we will look for opportunities to reduce costs and streamline manufacturing operations and corporate functions.

        We develop, manufacture and sell a broad array of products. Our sales are focused in two operating divisions: "Nonwovens" and "Oriented Polymers" that provide opportunities to leverage our advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Nonwovens segment

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, medical, industrial, and wiping. Nonwovens segment sales were approximately $885.7 million, $848.3 million and $763.7 million of our consolidated net sales for fiscal 2007, 2006 and 2005, respectively, and represented approximately 84%, 83% and 80% of our consolidated net sales in each of those years.

        Nonwovens are categorized as either disposable (estimated to be approximately 50% to 55% of worldwide industry sales) or durable (estimated to be approximately 45% to 50% of worldwide industry sales). We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are non-cyclical and will grow rapidly in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the ultimate end product consumer.

Hygiene applications.    In the hygiene market, our substrates are the critical components providing superior absorbency, barrier strength, fit and softness in diapers, training pants, feminine sanitary protection and adult incontinence products. Our broad product offerings provide customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In developing regions, such as certain parts of Latin America and Asia, where penetration rates for nonwoven hygiene products such as disposable diapers are low (less than 50%), growth is expected to be driven by increased disposable product penetration resulting from growth of per capita income and increasing standards of living. We believe that we are well-positioned to participate in this growth through our global presence in these markets and as a result of our recent expansions in Cali, Colombia, Buenos Aires, Argentina and our recently announced expansion in San Luis Potosi, Mexico (addressing growth in the U.S. and Mexican markets).

        In developed regions, growth is expected to be driven by our customers' continued demand for enhanced functionality and greater sophistication in their end-products. We frequently partner with select, industry-leading manufacturers to jointly develop leading-edge products to meet changing consumer demands. Examples of recent innovation in the hygiene market are our new cost effective and lighter weight core materials supplied to private label diaper producers.

Medical applications.    Our medical products are the principal, high-performance materials that are used in disposable surgical packs, apparel such as operating room gowns and drapes, face masks, shoe covers and wound care sponges and dressings. Nonwovens feature characteristics specifically addressing properties around barrier performance, breathability, strength and softness. Recently, we launched our innovative Medisoft® Ultra™ line, which delivers enhanced softness and comfort, as well as drapability and breathability, combined with higher protection and superior cost effectiveness than traditional medical nonwovens. Our well-respected position in the industry is rooted in our acquisition of Johnson & Johnson's medical nonwovens business in 1995. We maintain the second largest global market position in nonwoven-based medical fabrics. Growth in the United States is expected to be driven by demand for improved barrier properties and enhanced protection due to new regulations, such as those imposed by the Association for the Advancement of Medical Instrumentation. In Europe, where the nonwoven medical penetration rate of 35% is significantly lower than that of North America, growth is expected to be driven by increased use of disposable products as end-use customers switch to nonwovens from less breathable and poorer barrier materials. Medical products, whose final production steps are labor intensive, are increasingly being converted and manufactured in low labor cost regions such as China. We are uniquely positioned to participate in the growth from this trend through our proximity to regional medical converters and the finishing capabilities of our new plant in Suzhou, China.

Industrial applications.    Our industrial business serves a diverse collection of niche end markets that includes cable wrap, furniture and bedding, home furnishings, filtration, automotive components and landscape and agricultural applications. We compete in applications where there is a demand for highly engineered and tailored materials which can be addressed by our technological capabilities and where our customers place significant value. Growth in industrial products is driven by category-specific demand dynamics, such as increased nonwovens consumption as a result of applicable EPA regulations for filtration applications and the United States' more stringent standards for flame-retardant fabrics in mattresses, for which we have been able to utilize our proprietary APEX™ technology. Additionally, we are taking advantage of numerous opportunities to utilize nonwovens in new applications where they have never before been utilized, such as in the roofing, packaging, and acoustical insulation markets. One example of such a new application, which we recently introduced for the automotive market, is a moldable substrate for use as wheel well liners and trunk liners, which provides superior acoustic properties versus comparative products while providing savings to automakers.

Wiping applications.    We produce nonwoven products for the consumer wipes market, which includes personal care and facial wipes (in-market examples, including those that we do not supply, consist of wipes from Olay® and Neutrogena®), baby wipes and household wipes (in-market examples, including those that we do not supply, consist of Clorox® and Lysol® disinfectant wipes and Swiffer® and Pledge® dry dusting wipes). We also market a converted line of wipes under our own industry-leading Chix® brand directly to industrial, foodservice, and janitorial markets. Wipes producers rely on nonwovens to provide features that enable product performance demanded by consumers such as abrasiveness and liquid dispensability. For example, our proprietary APEX™ technology enables us to impart three-dimensional images, which enhance performance by creating ridges for dust collection and increase abrasiveness, as well as improve branding and customer appeal. The consumer wipes market is expected to grow significantly as a result of increased sales of these value-added consumer products and continued innovations such as the additions of lotions, exfoliates, and skin cleansing delivery systems to the wipes. Recently, we introduced a new family of products based upon our unique Spinlace™ technology that meet customers' demand for products that are a better value and offer improved functionality, such as improved strength and absorbency at lower weights.

Oriented Polymers segment

        The Oriented Polymers segment provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. Oriented Polymers segment sales were approximately $174.0 million, $173.3 million and $185.1 million for fiscal 2007, 2006 and 2005, respectively, and represented approximately 16%, 17% and 20% of our consolidated net sales in each of those years.

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap, steel wrap, coated bags for specialty chemicals and mineral fibers, performance fabrics for firemen turnout gear and other performance fabrics. Our woven slit film component of the business primarily competes in niche markets, delivering more complex products versus supplying uncoated markets such as carpet backing fabric, geotextiles and bags. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We maintain leading market positions in this segment, as evidenced by our #2 position in North America in concrete fiber and flame-retardant performance fabrics. We are focusing efforts on diversifying away from large volume, commodity products within this division through the continued innovation of building and construction products to meet evolving customer requirements and the replacement of steel reinforcement with the less costly concrete fiber.

Competitive strengths

        Our competitive strengths are a function of our global footprint and leading technology platform that enable us to participate most effectively in the growth of the nonwovens market.

Global footprint with access to growing end markets

        We are differentiated from our competition through having developed a global footprint, which enables us to broadly serve both global consumer and industrial leaders and local and regional players, in both developed and high-growth developing regions. With manufacturing and converting operations in 18 locations around the globe and a presence in eight countries on four continents, we have built the broadest global asset base of any of our competitors, providing us with a leading market position. We believe that we will participate in the significant growth of the nonwovens market as a result of our global footprint, which gives us superior access to growing regions. Our global presence also allows us to provide consistent product from similar manufacturing equipment across the world to large, global consumer and industrial leaders. We have completed five expansions in the past three years including three in high growth regions in Latin America and Asia. An additional international expansion for a new line in San Luis Potosi, Mexico is expected to be fully installed by the middle of 2009. Our Asian headquarters are located at our new facility in Suzhou, China, which is strategically located to satisfy the increasing demand from local converters of medical products such as gowns and drapes destined for North American and European markets. Future expansion will focus on high growth regions and potentially new markets for us, such as Eastern Europe and India, where there is needed capacity given the low nonwoven penetration rates.

Technology innovation platform

        We believe that we are the industry leading, technology-driven developer and innovator of nonwovens and engineered materials. We have the broadest nonwovens technology base of any of our competitors, underscored by an array of proprietary technologies. We also maintain a comprehensive

R&D program, which gives us a significant competitive advantage and ability to grow. Our R&D efforts have yielded such product innovations as flame retardant materials, moldable substrates, and the MediSoft® Ultra™ and Spinlace® families of products. We hold over 350 trademarks and pending trademark registrations worldwide and over 800 patents and pending patent applications worldwide.

        We expect to continue with our technology initiatives through further investment in existing assets to upgrade their capabilities to produce innovative and technologically superior products. Recent investments into existing hydroentanglement infrastructure have resulted in the introduction of a new Spinlace® material, an entirely new category of high-performance, cost-effective engineered materials for wipes and other uses that we expect will be the cornerstone of future product development. We are also constantly developing innovative next-generation products throughout our portfolio, such as our past work with The Procter & Gamble Company on the development of their Swiffer® product and the subsequent innovative next-generations. Additional examples of successful development initiatives include our ability to generate next-generation substrates for diapers, for which we have been able to develop products that offer customers cost-effective, lighter-weight core materials.

Strong customer relationships with leading manufacturers

        We have cultivated strong, collaborative relationships with a diverse set of global, regional and local customers who are among the technology and market leaders in the hygiene, medical, and industrial markets. We frequently work on leading-edge products as a development partner with our customers to ensure that we are providing the best level of service to meet their standards of global scale, consistency and highly technical product specifications. Our customers typically have stringent qualifications and process standards that create significant challenges for less advanced competitors. Through our relationships, we have become integral to the product development cycles of our customers, which gives us insight into end market trends. Our marketing and research and development teams work closely with these customers in the development of next generation products. This technical support helps to ensure that our products will continue to be incorporated into our customers' future product designs.

Marketing and Sales

        We sell to customers in the domestic and international marketplace. Approximately 43%, 20%, 19%, 10% and 8% of our 2007 net sales were from manufacturing facilities in the United States, Latin America, Europe, Canada and Asia, respectively. The Procter & Gamble Company, which is our largest customer, accounted for 12%, 13% and 14% of our net sales in 2007, 2006 and 2005, respectively. Sales to our top 20 customers represented approximately 49%, 51% and 51% of our net sales in 2007, 2006 and 2005, respectively.

        We generally employ direct sales representatives who are active in our new product development efforts and are strategically located in the major geographic regions in which our products are utilized. The oriented polyolefin products are sold primarily through a well-established network of converters and distributors. Converters add incremental value to our products and distributors service the small order size requirements typical of many end users.

Manufacturing Processes

        General.    Our competitive strengths include high-quality manufacturing processes and a broad range of process technologies, which allow us to offer our customers the best-suited product for each respective application. Additionally, we have made significant capital investments in modern technology and have developed proprietary processes and manufacturing techniques. We believe that we exceed industry standards in productivity, reduction of variability and delivery lead-time. We have a wide range of manufacturing capabilities that allow us to produce specialized products that, in certain cases, cannot be reproduced in the market. Substantially all of our manufacturing sites have plant-wide real time control and monitoring systems that constantly monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

        Nonwovens.    We have a comprehensive array of nonwoven manufacturing technologies that encompass capabilities spanning the entire spectrum of nonwoven technologies. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry or molten. The dry-laid process utilizes fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient from a manufacturing and cost perspective.

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

        We recently developed a Spinlace® fabric, which is targeted as a high-performance, cost-effective engineered material for the wipes and other markets. The fabric is made through an internally developed process that combines spunbonding, airlaid and hydroentanglement techniques without the use of cards. This nonwoven material is stronger, more absorbent and can incorporate three-dimensional images at lower weights and with a better value proposition than traditional manufacturing methods.

        Special Films and Composite Structures.    We have a proprietary continuous process for manufacturing unique reticulated films. These highly engineered films have unique capabilities due to the way precision holes are imparted during the process of forming the film. Since these films can be composed of two or more layers of different polymers, the functionality can be different on one side versus the other. These films are typically customized for each customer and are especially popular in Asia as a component for premium feminine hygiene products. The Company also manufactures composites which are combinations of different nonwoven and /or film structures where each structure lends its properties or attributes to the end product. An example is house wrap. House wrap is the result of mating an especially strong spunbond fabric with a highly engineered film. The resulting fabric is very strong, economical, and has excellent wind barrier properties while allowing humidity to pass through the fabric.

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

        Oriented Polyolefins.    The oriented/film process begins with plastic resin, which is extruded into a thin plastic film or into monofilament strands. The film is slit into narrow tapes. The slit tapes or monofilament strands are then stretched or "oriented," the process through which it derives its high strength. The tapes are wound onto spools that feed weaving machines or twisters. In the finishing process, the product is coated for water or chemical resistance, ultraviolet stabilization and protection, flame retardancy, color and other specialized characteristics. In the twisting process, either oriented slit tapes or monofilament strands are twisted and packaged on tightly spooled balls for distribution as agricultural and commercial twine. We operate coating lines that have been equipped with the latest technology for gauge control, print treating, lamination, anti-slip finishes and perforation. We also laminate oriented products to paper and have the additional capability of printing multiple colors on a wide-width printing press located in North America.

Competition

        Our primary competitors in our nonwoven product markets are E.I. du Pont de Nemours & Co., Fiberweb plc, Avgol LTD., First Quality Enterprises, Inc., Grupo Providencia and Mitsui Chemicals, Inc. Japan. Our primary competitors in the oriented polymers products markets are Intertape Polymer Group Inc. and Propex Fabrics, Inc. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but have attempted to move more customer programs to contracts containing price escalation clauses which would allow us to pass-through cost increases in raw materials, although there is often a delay between the time we are required to pay the increased raw material cost and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.3 million on an annualized basis in our reported pre-tax operating income.

        The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly since late December 2005 through the end of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. During fiscal 2007, the North American costs have trended higher, especially in the fourth quarter. Additionally, on a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. Nonetheless, there can be no assurance that the prices of polypropylene, polyethylene and polyester will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. Material increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and "Raw Material and Commodity Risks" included in Item 7A of Part II to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on our operations in 2007, 2006 and 2005.

        We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we conduct business would be able to fulfill our requirements. However, the loss of certain of our suppliers could, in the short-term, adversely affect our business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. We have not experienced, and do not expect, any significant disruptions in supply as a result of shortages in raw materials.

Environmental

        We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to us are laws relating to air emissions, wastewater discharges, the handling, disposal and release of solid and hazardous substances and wastes and remediation of soil, surface and groundwater contaminations. We believe our operations are currently in substantial compliance with applicable environmental requirements. However, there can be no assurance that newly-discovered information or changes in existing requirements or their enforcement will not result in material environmental liabilities in the future.

        We are also subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), that may impose liability retroactively and without regard to fault for releases or threatened releases of hazardous substances at on-site or off-site locations.

Patents and Trademarks

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. We have over 350 trademarks and pending trademark registrations worldwide, over 800 patents and pending patent applications worldwide and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Inventory and Backlogs

        Inventories at December 29, 2007 were $139.7 million, an increase of $8.0 million from inventories of $131.7 million at December 30, 2006. We had inventory representing approximately 56 days of cost of sales on hand at December 29, 2007 compared to 54 days of cost of goods sold on hand at December 30, 2006. The increase in total inventory during 2007 versus 2006 primarily related to foreign currency exchange. Additionally, inventory changes in 2007 were affected by raw material cost increases, increases in inventories to effectively service the growth in sales, inventory builds to transition the medical fabric finishing from the U.S. to China and to facilitate other plant consolidation efforts. Unfilled orders as of December 29, 2007 and December 30, 2006 amounted to approximately $72.5 million and $80.5 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

        Our investment in research and development approximated $13.7 million, $12.5 million and $11.5 million during 2007, 2006 and 2005, respectively.

Seasonality

        Use and consumption of our products do not fluctuate significantly due to seasonality.

Employees

        As of December 29, 2007, we had approximately 3,210 employees. Of this total, approximately 37% of our employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with us. Approximately 23% of our labor force is covered by collective bargaining agreements that will expire within one year. There were no known unionizing attempts during fiscal 2007. We believe that we generally have good relationships with both our union and non-union employees.

Business Restructuring

        Our restructuring and plant realignment activities in fiscal 2007 and 2006 are discussed in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        In fiscal 2007 our restructuring and plant realignment efforts were principally associated with (a) the closure of certain U.S. Nonwoven facilities and consolidation of production and centralization of business process, for which we recognized employee severance, equipment relocation and other associated costs of approximately $11.6 million; (b) costs associated with the continued reorganization and consolidation of our European businesses of $9.6 million associated with employee severance, equipment removal and relocation and plant exit costs; (c) settlement of employee benefit plans at a net cost of $0.6 million, primarily attributable to the Canadian restructuring initiatives; and (d) other relocation and restructuring initiatives amounting to $1.7 million in the U.S. associated with the corporate relocation to Charlotte, North Carolina initiated in fiscal 2006 and severance and outplacement costs for the Oriented Polymers operations.

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

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S. and Europe, as further described in Note 3 "Special Charges, Net" to our Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Debt Structure and Refinancing

        On November 22, 2005, we refinanced our then outstanding bank debt with a new Credit Facility (the "Credit Facility") and entered into Amendment No. 1, dated as of December 8, 2006, to the Credit Facility, which provided us with additional financial flexibility. Our Credit Facility consists of a $45.0 million secured revolving credit facility that matures on November 22, 2010 and a $410.0 million first-lien term loan that matures on November 22, 2012. See "Liquidity Summary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K for additional details.

Recent Expansion Initiatives

        We have completed five expansions in the past three years, including three in high growth regions such as Latin America and Asia to address growing demand for regional hygiene and global medical products. Capital expenditures during the three-year period ended December 29, 2007 totaled $207.8 million and consisted of four newly installed spunmelt facilities, a retrofitted hydroentanglement line to produce Spinlace® products that was substantially completed by the end of fiscal 2007, maintenance capital spending and certain other smaller projects. The new capacity installations have resulted in improvements in both sales and profitability.

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

        Additionally, in fiscal 2007, we were engaged in two major capital projects: (i) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace® products, which started up early in the fourth quarter of fiscal 2007; and (ii) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production in the first quarter of fiscal 2008. The Spinlace® project marginally contributed to sales during fiscal 2007 and the spunmelt line in Argentina did not contribute to sales and profitability during fiscal 2007.

        We have also announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve hygiene and other customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of 2009.

ITEM 1A.    RISK FACTORS

        Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by us.

        Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. These risk factors may change from time to time and may be amended, supplemented, or superceded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the Securities and Exchange Commission in the future.

Risks Related to the Company's Business

Because the specialized markets in which we sell our products are highly competitive, we may have difficulty growing our business year after year.

        The markets for our products are highly competitive. The primary competitive factors include technical support, product innovation and performance, quality, service, distribution and cost. In addition, we compete against a small number of competitors in each of our markets. Some of these competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than us. A reduction in overall demand, a significant increase in market capacity or increased costs to design and produce our products would likely further increase competition and that increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow from year to year.

We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.

        Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the nonwoven and oriented polyolefin industries. We must also protect the intellectual property rights underlying our new products to realize the full benefits of our efforts. If we fail to continue to develop products for our markets or to keep pace with technological developments by our competitors, we may lose market share, which could reduce product sales, lower our profits and impair our financial condition.

The loss of only a few of our large volume customers could reduce our revenues and profits.

        A significant amount of our products are sold to a relatively small number of large volume customers. For example, sales to The Procter & Gamble Company represented approximately 12% of our net sales in fiscal 2007. Sales to our top 20 customers represented approximately 49% of our net sales in fiscal 2007. As a result, a decrease in business from, or the loss of, any large volume customer such as The Procter & Gamble Company could materially reduce our product sales, lower our profits and impair our financial condition.

Increases in prices for raw materials or the unavailability of raw materials could reduce our profit margins.

        The primary raw materials used to manufacture most of our products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. To the extent that we are able to pass along at least a portion of raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. By way of example, as of December 29, 2007, if the price of polypropylene were to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.3 million on an annualized basis in our reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that we will be able to pass on any increases to our customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition. In addition, the loss of any of our key suppliers in the short-term could disrupt our business until we secure alternative supply arrangements or alternative suppliers were qualified with customers.

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

In response to changing market conditions, we may decide to restructure certain of our operations resulting in additional cash restructuring charges and asset impairment charges.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based upon supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Our substantial indebtedness could harm our ability to react to changes in business or market developments and prevent us from fulfilling our obligations under our indebtedness.

        As of December 29, 2007, our consolidated indebtedness outstanding was approximately $427.0 million and for fiscal 2007, our interest expense, net plus capitalized interest costs amounted to $34.7 million. Our substantial level of indebtedness, as well as any additional indebtedness we may draw under the unused portions of our Credit Facility, combined with a potential downturn in business due to economic or other factors beyond our control, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        In accordance with the terms of our Credit Facility, we have maintained a cash flow hedge to lessen our exposure to interest rate fluctuations. However, approximately 39% of our exposure to variable interest rates under our Credit Facility is not hedged and bears interest at floating rates. As a result, a modest interest rate increase could result in a substantial increase in interest expense.

To service our indebtedness and fund our capital expenditures, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on our indebtedness and to fund our operations and capital expenditures will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including general downturns in the economy, delays in the start-up of expansion projects, changes in the currency exchange rates in countries in which we operate, local laws restricting the movement of cash between our subsidiaries and the parent and many other potential reasons. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be affected on commercially reasonable terms, or at all. In addition, the credit agreement with respect to our Credit Facility may restrict us from adopting any of these alternatives.

Non-compliance with covenants contained in our Credit Facility, without waiver or amendment from our lenders, could adversely affect our ability to borrow under the
        Credit Facility and render all outstanding borrowings immediately due and payable.

        Our Credit Facility contains certain financial covenants, including a leverage ratio and an interest expense coverage ratio, certain of which covenants adjust automatically on March 29, 2008 and at the end of each of the March quarters in fiscal 2009 and 2010, and will be more difficult to meet. We may not be able to satisfy these ratios, especially if operating results fall below management's expectations. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the Credit Facility, unless we are able to remedy any default within the allotted cure period or obtain the necessary waivers or amendments to the Credit Facility. In the event that a default is not waived, and subject to appropriate cure periods as provided for in the Credit Facility, the lenders under the Credit Facility could elect to not lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the credit facility when due, the lenders could proceed against their collateral, which consists of (i) a lien on substantially all of our assets and the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and certain of our non-domestic subsidiaries and (iii) a pledge of certain secured intercompany notes.

Because a significant number of our employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew our collective bargaining agreements could disrupt our business.

        As of December 29, 2007, approximately 37% of our employees are represented by labor unions or trade councils and work under collective bargaining agreements. Approximately 23% of our labor force is covered by collective bargaining agreements that expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our revenues from sales, increase our costs to bring products to market and result in significant losses.

We generate most of our revenue from the sale of manufactured products that are used in a wide variety of consumer and industrial applications and the potential for product liability exposure could be significant.

        We manufacture a wide variety of products that are used in consumer and industrial applications, such as disposable diapers, baby wipes, surgical gowns, wound dressings, carpet backing and industrial packaging. As a result, we may face exposure to product liability claims in the event that the failure of our products results, or is alleged to result, in bodily injury and/or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall involving those products.

        The future costs associated with defending product liability claims or responding to product warranties could be material and we may experience significant losses in the future as a result. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce our profitability and cash generated from operations.

We rely on a limited number of suppliers to provide significant machinery and components used in our production facilities. A material interruption in supply could prevent or limit our ability to accept and fill orders for our products.

        We currently depend upon a limited number of outside unaffiliated suppliers for key machinery and components used in our manufacturing and converting facilities. We cannot produce most of our nonwoven and oriented polyolefin products within the specifications required by our customers without such key machinery and components. If any of our suppliers cease to provide new machinery and components or replacement parts for existing machinery and components in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. To date, we have been able to obtain the required machinery and components to allow us to expand our business and supply products to our customers within their required specifications without any significant delays or interruptions. Obtaining alternative sources of such machinery and components could involve significant delays and other costs and these supply sources may not be available to us on reasonable terms or at all. In some cases, we expect that it would take several months, or longer, for a new supplier to begin providing machinery and components to specification. Any disruption of machinery and component supplies could result in lost or deferred sales which could adversely affect our business and financial results.

Our international operations pose risks to our business that are not present with our domestic operations.

        Our manufacturing facilities in the United States accounted for 43% of net sales for fiscal 2007, with facilities in Europe, Latin America, Canada and Asia accounting for 57%. As part of our growth strategy, we may expand operations in existing or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws, reduced protection of intellectual property in some countries outside of the United States and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk.

We could incur substantial costs to comply with environmental laws, and violations of such laws may increase costs or require us to change certain business practices.

        We use and generate a variety of chemicals in our manufacturing operations. As a result, we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges, the handling, storage and release of wastes and hazardous substances and cleanup of contaminated sites. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials that we produce. Widespread adoption of such prohibitions or restrictions could adversely affect demand for our products and thereby have a material effect upon us. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon us. We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect our operations at our manufacturing facilities involved. We are also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.

        Our success depends, in part, on our ability to protect our unique technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have over 350 trademarks and pending trademark registrations worldwide and over 800 patents and pending patent applications worldwide, and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.

Due to the particular industry in which we operate, the loss of our senior management could disrupt our business.

        Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the nonwoven and oriented polyolefin industries. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could restrict our ability to enhance existing products in a timely manner, sell products to our customers or manage the business effectively.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.

        We may pursue acquisitions or joint ventures as part of our long-term business strategy. These transactions may involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on the investment made, or that we experience difficulty in the integration of new operations, employees, business systems, and technology, or diversion of management's attention from our other businesses. These factors could adversely affect our operating results or financial condition.

        We may, as part of our long-term business strategy, evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of strategic objectives, or we may dispose of a business at a price or on terms, which are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations, in which case the decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business's prospects, in which case we may be unable to find a buyer at an acceptable price and, therefore, may have potentially sacrificed enterprise value.

Risks Related to our Class A Common Stock

The nature of the stock market in general, and our Class A Common Stock in particular, could minimize the use of equity markets as a source of capital to fund future capital spending or acquisitions.

        The stock market in general, and the market for industrial product manufacturing companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may adversely affect the market price of our Class A Common Stock, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our Class A Common Stock as a means to make acquisitions or to use our equity-based incentive plans to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

        Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us. Additionally, as the trading volume in our Class A Common Stock has not been significant, making our stock relatively illiquid, an investor may not be able to resell the investment in a desired timeframe.

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable and adversely affect the trading price of our
        Class A Common Stock.

        Provisions in our amended and restated certificate of incorporation and amended and restated by-laws may have the effect of delaying or preventing a change in control or changes in our management. These provisions include the following:

  •
  in the event another person acquires all or substantially all of our assets or more than 51% of our voting capital stock, our various classes of common stock may be subject to certain distribution privileges;

  •
  the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

  •
  the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  •
  the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders' meeting;

  •
  the ability of our board of directors to alter our by-laws without obtaining stockholder approval; and

  •
  the ability of the board of directors to issue, without stockholder approval, shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our Class A Common Stock.

A significant stockholder has the ability to substantially influence us and its interests may conflict with or differ from your interests as a stockholder.

        MatlinPatterson Global Opportunities Partners, L.P. and certain of its affiliates, which we refer to collectively as the GOF Parties, beneficially owns approximately 70% of our outstanding Class A Common Stock. Pursuant to a Shareholders' Agreement, the GOF Parties have the ability to affect the composition of our Board of Directors and the voting of the shares held by them with respect to the nomination, election and removal of directors. In addition, the GOF Parties have the ability to, subject to applicable law, substantially influence actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. For example, the concentration of ownership held by the GOF Parties could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination. In addition, a sale of a substantial number of shares of stock in the future by funds affiliated with the GOF Parties could cause our stock price to decline in the future.

        Our amended and restated certificate of incorporation includes a provision stating that we have elected not to be governed by Section 203 of the Delaware General Corporation Law, which would have imposed additional requirements regarding mergers and other business combinations with significant stockholders. Section 203 would have offered stockholder protection by requiring prior Board or stockholder approval for mergers and other business combinations with significant stockholders, but because we have opted out of Section 203, this pre-approval protection is not available, including with respect to future acquisitions of our Class A Common Stock by the GOF Parties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2. PROPERTIES

        The Company and its subsidiaries operate the following principal manufacturing plants and other facilities, all of which are owned, except as noted. All of the Company's owned properties are subject to liens in favor of the lenders under the Company's Credit Facility. The Company believes that its facilities are generally well-maintained, in good condition and adequate for its current needs.

Location	Principal Function
Nonwovens U.S.
North Little Rock, Arkansas	Manufacturing and Warehousing
Landisville, New Jersey	Manufacturing and Warehousing
Benson, North Carolina	Manufacturing, Warehousing and Research and Development
Mooresville, North Carolina	Manufacturing and Research and Development
Waynesboro, Virginia	Manufacturing, Warehousing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Nonwovens Europe
Bailleul, France	Manufacturing, Marketing, Warehousing, Research and Development and Administration
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Nonwovens Latin America
Buenos Aires, Argentina(2)	Manufacturing, Sales, Marketing, Warehousing and Administration
Cali, Colombia	Manufacturing, Sales, Marketing, Warehousing and Administration
San Luis Potosi, Mexico	Manufacturing, Sales, Warehousing, Marketing and Administration
Nonwovens Asia
Nanhai, China(3)	Manufacturing, Sales, Marketing, Warehousing and Administration
Suzhou, China	Manufacturing, Sales, Marketing, Warehousing and Administration
Oriented Polymers Division
Kingman, Kansas	Manufacturing, Marketing, Warehousing and Administration
Guntown, Mississippi(1)	Converting and Warehousing
Portland (Clackamas), Oregon	Manufacturing
Clearfield, Utah(1)	Manufacturing, Marketing and Warehousing
North Bay, Ontario	Manufacturing, Marketing, Warehousing and Administration
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec(1)	Sales, Marketing and Administration
Corporate Offices
Charlotte, North Carolina(1)	Sales, Marketing and Administration

(1)
Leased.

(2)
60% interest in a joint venture/partnership-type arrangement (Dominion Nonwovens Sudamerica S.A.) with Guillermo Enrique Kraves.

(3)
Primarily an 80% interest in a joint venture/partnership-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

        Capacity utilization during 2007 varied by geographic location and manufacturing capabilities. However, it can be generally stated that most of the facilities operated moderately below capacity.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

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

        On July 5, 2007, we received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by our Audit Committee into certain transactions between us and an equipment supplier and related matters. The SEC requested documents related to the Audit Committee's investigation. We have furnished documents to the SEC in response to this request. In addition, we have met with the SEC to explain the Audit Committee's process and to otherwise respond to any questions. We intend to comply with any additional requests, if any, from the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since March 5, 2003, our Class A and Class B Common Stock have been trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbols "POLGA" and "POLGB," respectively. Our common stock is divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B Common Stock trade on the OTCBB. No shares of Class D or Class E Common Stock are outstanding. There is no established trading market for the Class C Common Stock and, as such, no ticker symbol has been assigned to the Class C Common Stock. The Class B Common Stock is convertible to Class A Common Stock and, accordingly, the Class B Common Stock trades on a comparable basis to the Class A Common Stock. The following table sets forth for fiscal 2007 and 2006 the high and low bids for the Company's Class A Common Stock as reported on the OTCBB for the periods indicated:

	2007		2006
	High	Low	High	Low
First Quarter	$26.10	$22.50	$27.30	$22.25
Second Quarter	31.00	26.00	28.50	24.95
Third Quarter	30.00	23.25	26.00	21.06
Fourth Quarter	28.00	19.00	26.50	25.30

        We did not pay any dividends on our Class A Common Stock during fiscal years 2007 or 2006. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our Credit Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Credit Facility.

        As of March 5, 2008, there were 61 registered holders of record of our Class A Common Stock, 333 registered holders of record of our Class B Common Stock and one registered holder of record of our Class C Common Stock.

PERFORMANCE GRAPH

        The following graph compares the Company's cumulative total stockholder return since April 2, 2003 (the Company emerged from bankruptcy on March 5, 2003 and data regarding the Company's stock price was not available until April 2, 2003) with the Russell 2000 Index and with selected companies that the Company believes are similar to the Company (the "Peer Group"). The Company's Peer Group is comprised of the following companies: Intertape Polymer Group, Inc., Lydall Corporation, Millipore Corporation, Pall Corporation and Buckeye Technologies, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG POLYMER GROUP,
RUSSELL 2000 INDEX AND PEER GROUP INDEX(1)

(1)
Assumes $100 invested on April 2, 2003, all dividends reinvested and all fiscal years ending on December 31.

	4/02/2003	6/30/2003	9/30/2003	12/31/2003	3/31/2004	6/30/2004
POLYMER GROUP	100.00	50.00	46.25	62.50	112.50	109.17
PEER GROUP INDEX	100.00	119.57	124.57	137.63	133.49	147.56
RUSSELL 2000 INDEX	100.00	122.99	133.78	152.77	161.93	162.96

	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
POLYMER GROUP	95.83	158.33	199.58	213.75	212.50	199.92
PEER GROUP INDEX	133.91	151.82	137.40	159.16	155.96	158.74
RUSSELL 2000 INDEX	157.84	179.50	169.44	176.22	183.97	185.46

	3/31/2006	6/30/2006	9/29/2006	12/30/2006	3/31/2007	6/30/2007
POLYMER GROUP	224.17	212.25	214.58	212.92	209.17	245.92
PEER GROUP INDEX	179.41	157.79	165.46	183.45	201.33	228.80
RUSSELL 2000 INDEX	210.78	199.76	200.01	217.12	219.66	228.70

	9/29/2007	12/29/2007
POLYMER GROUP	229.25	175.00
PEER GROUP INDEX	206.56	206.68
RUSSELL 2000 INDEX	217.02	206.40

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information for periods both before and after we emerged from the Chapter 11 process on March 5, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on March 1, 2003. Therefore, the Consolidated Balance Sheets and related information as of December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 and the Consolidated Statement of Operations and related information for the fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and the ten months ended January 3, 2004 are referred to as "Successor" and reflect the effects of the reorganization and the principles of fresh start accounting. Periods presented prior to March 1, 2003 have been referred to as "Predecessor". The statement of operations data for each of the periods presented in the five years ended December 29, 2007 and the balance sheet data as of December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 have been derived from audited consolidated financial statements, except for the balance sheet data as of March 1, 2003, which is unaudited. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and our Consolidated Financial Statements and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K.

	Successor
						Predecessor
	Fiscal Year Ended
					Ten Months Ended January 3, 2004
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005		Two Months Ended March 1, 2003
	(In Thousands, Except Per Share Data)
Statement of Operations:
Net sales	$1,059,663	$1,021,608	$948,848	$844,734	$644,893	$132,895
Cost of goods sold	890,800	865,405	787,369	691,272	531,390	111,110

Gross profit	168,863	156,203	161,479	153,462	113,503	21,785
Selling, general and administrative expenses	108,122	110,406	104,545	99,163	78,682	15,955
Special charges (credits), net:
Asset impairment charges	37,445	26,434	—	2,253	1,207	—
Other	24,289	12,249	9	(11,245)	6,802	4
Foreign currency (gain) loss, net	(554)	1,229	671	2,027	2,773	1,343

Operating income (loss)	(439)	5,885	56,254	61,264	24,039	4,483
Other expense (income):
Interest expense, net	32,377	29,248	32,617	40,252	49,036	10,665
Write-off of loan acquisition costs	—	—	4,008	5,022	—	—
Foreign currency and other (gain) loss, net	(2,494)	517	(948)	667	3,032	(200)
Reorganization gain	—	—	—	—	—	(540,479)

Income (loss) before income tax expense and minority interests	(30,322)	(23,880)	20,577	15,323	(28,029)	534,497
Income tax expense	8,838	8,457	10,885	8,816	2,928	1,692
Minority interests, net of tax	1,986	2,195	2,695	1,775	2,028	441

Net income (loss)	(41,146)	(34,532)	6,997	4,732	(32,985)	532,364
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	—	27,998	5,566	—	—

Income (loss) applicable to common shareholders	$(41,146)	$(34,532)	$(21,001)	$(834)	$(32,985)	$532,364

Per Share Data:
Income (loss) per share applicable to common shareholders—basic	$(2.13)	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63
Income (loss) per share applicable to common shareholders—diluted	$(2.13)	$(1.79)	$(1.60)	$(0.09)	$(3.81)	$16.63
Cash dividends	$—	$—	$—	$—	$—	$—
Operating and other data:
Cash provided by (used in) operating activities	$40,042	$66,760	$70,932	$69,896	$33,213	$(12,901)
Cash provided by (used in) investing activities	(53,831)	(64,268)	(77,604)	(23,144)	(33,909)	8,820
Cash provided by (used in) financing activities	12,719	(1,934)	(2,488)	(28,133)	(10,887)	(14,669)
Gross margin (a)	15.9%	15.3%	17.0%	18.2%	17.6%	16.4%
Depreciation and amortization	$58,199	$60,663	$57,550	$53,230	$42,620	$8,812
Capital expenditures	60,720	68,167	78,902	24,791	36,675	3,062
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$32,766	$32,104	$30,963	$41,296	$21,336	$31,783
Working capital	175,957	159,447	173,447	187,338	119,106	172,501
Total assets	750,671	741,290	765,001	754,558	719,062	745,221
Long-term debt, less current portion	415,514	402,416	405,955	403,560	440,992	480,050
Minority interests	19,745	16,654	16,611	14,912	14,151	12,123
16% Series A convertible pay-in-kind preferred shares	—	—	—	58,286	—	—
Total shareholders' equity	98,532	109,096	131,482	73,849	59,200	73,390

Note to Selected Consolidated Financial Data

(a)
Gross margin represents gross profit as a percentage of net sales.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of Part II to this Annual Report on Form 10-K. In addition, it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

        We have completed five expansions in the past three years, including three in high growth regions such as Latin America and Asia to address growing demand for regional hygiene and global medical products. Capital expenditures during this period totaled $207.8 million and consisted of three commercially operating spunmelt facilities and another spunmelt facility that initiated commercial production during the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace® products, maintenance capital spending and certain other smaller projects. The new capacity installations have resulted in improvements in both sales and profitability.

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

        Additionally, in fiscal 2007, we were engaged in two major capital projects: (i) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace® products, which started up early in the fourth quarter of fiscal 2007; and (ii) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008. The Spinlace® project marginally contributed to sales during fiscal 2007 and the spunmelt line in Argentina did not contribute to sales and profitability during fiscal 2007.

        We have also announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve hygiene and other customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of fiscal 2009.

        As discussed herein, in fiscal 2007 we incurred special charges, net of $61.7 million, including restructuring and plant realignment costs of $23.5 million, non-cash asset impairment charges of $37.4 million, primarily associated with our restructuring initiatives and our evaluation of our long-lived assets for recoverability, and other costs of $0.8 million.

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and will be completed in early fiscal 2008 to better align our cost structure. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2007 in comparison with such items for the 2006 and 2005 fiscal years:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Material	54.1	53.9	51.2
Labor	7.7	8.1	8.5
Overhead	22.3	22.7	23.3

	84.1	84.7	83.0

Gross profit	15.9	15.3	17.0
Selling, general and administrative expenses	10.2	10.8	11.0
Special charges, net	5.8	3.8	—
Foreign currency loss, net	—	0.1	0.1

Operating income (loss)	(0.1)	0.6	5.9
Other expense (income):
Interest expense, net	3.0	2.9	3.4
Write-off of loan acquisition costs	—	—	0.4
Foreign currency and other (gain) loss, net	(0.2)	0.1	(0.1)

Income (loss) before income tax expense and minority interests	(2.9)	(2.4)	2.2
Income tax expense	0.8	0.8	1.2
Minority interests, net of tax	0.2	0.2	0.3

Net income (loss)	(3.9)	(3.4)	0.7
Accrued and paid-in-kind dividends on PIK preferred shares	—	—	2.9

Loss applicable to common shareholders	(3.9)%	(3.4)%	(2.2)%

Comparison of Fiscal Years Ended December 29, 2007 and December 30, 2006

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of the Company's net sales and operating income (loss) by operating division for the fiscal year ended December 29, 2007, the fiscal year ended December 30, 2006 and the corresponding change from 2006 to 2007 (in millions):

	2007	2006	Change
Net sales
Nonwovens	$885.7	$848.3	$37.4
Oriented Polymers	174.0	173.3	0.7

	$1,059.7	$1,021.6	$38.1

Operating income (loss)
Nonwovens	$79.4	$66.6	$12.8
Oriented Polymers	0.1	4.3	(4.2)
Unallocated Corporate, net of eliminations	(18.2)	(26.3)	8.1

	61.3	44.6	16.7
Special charges, net	(61.7)	(38.7)	(23.0)

	$(0.4)	$5.9	$(6.3)

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $1,059.7 million in 2007, an increase of $38.1 million, or 3.7%, over 2006 net sales of $1,021.6 million. Net sales for fiscal 2007 improved in the Nonwovens segment over comparable 2006 results by 4.4%, and net sales in fiscal 2007 in the Oriented Polymers segment increased 0.4% from 2006 results. A reconciliation of the change in net sales between 2006 and 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—2006	$848.3	$173.3	$1,021.6
Change in sales due to:
Volume	17.0	(0.6)	16.4
Price/mix	3.1	(0.8)	2.3
Foreign currency translation	17.3	2.1	19.4

Net sales—2007	$885.7	$174.0	$1,059.7

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        A significant component of the $37.4 million increase in Nonwovens sales was due to volume growth, primarily generated in Latin America and Asia. The increases in Asian sales are attributable to sales from our new spunmelt facility in Suzhou, China, which commenced production in the fourth quarter of fiscal 2006. The Latin America region also experienced improvement in sales volume, which was paced by year-over-year growth in hygiene sales. The aforementioned increases in sales and the sales from the new spunmelt line at Mooresville, North Carolina, which initiated operations in the latter part of the second quarter of fiscal 2006 were partially offset by decreases associated with business exited during fiscal 2007. Oriented Polymers' net sales for 2007 increased $0.7 million from fiscal 2006. Oriented Polymers' sales volumes and selling prices continue to be negatively impacted by reduced housing starts affecting their industrial business and imported commodity products affecting lumberwrap volumes, as well as raw material supply interruptions that negatively affected the protective apparel markets.

        The Canadian dollar, the Chinese renminbi and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $19.4 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in fiscal 2007 improved to 15.9% from 15.3% in fiscal 2006, driven by improved sales volumes and mix of sales and improved manufacturing costs, which offset the impact of higher raw material costs during fiscal 2007. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.9% in 2006 to 54.1% in 2007. On the strength of improved sales and the initial benefits from certain of the consolidation and restructuring initiatives as well as the generation of additional sales from the new spunmelt lines, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from fiscal 2006 to fiscal 2007. As a percentage of sales, labor decreased from 8.1% to 7.7%, or 0.5%, and overhead decreased from 22.7% to 22.3%, or 0.2%.

Operating income

        A reconciliation of the change in operating income between fiscal 2006 and fiscal 2007 is presented in the following table (in millions):

Operating income—2006	$5.9
Change in operating income due to:
Price/mix	9.9
Higher raw material costs	(15.8)
Volume	5.5
Lower manufacturing costs	7.6
Foreign currency	2.2
Lower depreciation and amortization expense	2.5
Higher special charges	(23.0)
Decreased share-based compensation costs	2.3
All other	2.5

Operating loss—2007	$(0.4)

        Consolidated operating loss was $0.4 million in fiscal 2007 as compared to operating income of $5.9 million in 2006, which comparison was significantly affected by $23.0 million of increased special charges, net during the 2007 period and higher raw material costs of $15.8 million, of which a significant percentage was experienced in the fourth quarter of 2007 and only partially offset by sales price/mix improvements of $9.9 million. These higher raw material costs were primarily attributable to polypropylene, rayon and polyester fiber increases in fiscal 2007 compared to fiscal 2006. Operating income was positively impacted by the volume gains in the nonwovens markets, lower noncash compensation costs related to share-based awards made under our stock option and restricted stock plans, lower depreciation and amortization expense, favorable foreign currency movement and lower manufacturing costs, which were primarily attributable to the improvement in manufacturing efficiencies and absorption of costs associated with the spunmelt lines operating closer to full manufacturing capacity.

        Special charges, net in fiscal 2007 were $61.7 million, representing an increase of $23.0 million over the comparable period of fiscal 2006. In fiscal 2007, special charges, net included (i) noncash charges of $37.4 million associated with the writedown of assets, primarily in our Canadian, U.S. and European operations, (ii) restructuring and plant realignment costs of $23.5 million related to the closure of two of our plants and the consolidation of production and centralization of business processes in the U.S., the closure of our plant in Neunkirchen, Germany and the relocation of equipment to another facility in Cuijk, The Netherlands and other lesser restructuring initiatives, and (iii) other costs of $0.8 million. Further discussion of special charges, net is contained in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

        During fiscal 2007, we recorded non-cash impairment charges totaling $37.4 million comprised of: (i) a write-down of $4.1 million relating to assets of our Nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from our global repositioning of production capacity, and from certain other nonwovens assets which were removed from service, (ii) a write-down of $2.9 million associated with our plans to reorganize and consolidate certain of our Nonwoven segment operations in Europe, which plans called for the closure of our Neunkirchen, Germany plant, and the subsequent transfer of certain of the business and equipment to our plant in Cuijk, The Netherlands, and (iii) a write-down of approximately $30.4 million, relating to assets in the Oriented Polymers segment, to estimated fair value as a result of continued weakening of sales, earnings and cash flows, and in consideration of our continuing negotiations with a third party whereby the third party has offered to purchase certain business units in the Oriented Polymers segment at amounts less than their current carrying values.

        We expect that depreciation expense will be approximately $8.7 million lower in fiscal 2008 and approximately $7.8 million lower in fiscal 2009, as a result of the aforementioned non-cash impairment charges recognized in fiscal 2007.

        In fiscal 2007 our restructuring and plant realignment efforts were principally associated with (a) the closure of certain U.S. Nonwoven facilities and consolidation of production and centralization of business process, for which we recognized employee severance, equipment relocation and other associated costs of approximately $11.6 million; (b) costs associated with the continued reorganization and consolidation of our European businesses of $9.6 million associated with employee severance, equipment removal and relocation and plant exit costs; (c) settlement of employee benefit plans at a net cost of $0.6 million, primarily attributable to the Canadian and U.S. restructuring initiatives; and (d) other relocation and restructuring initiatives amounting to $1.7 million in the U.S. associated with the corporate relocation to Charlotte, North Carolina initiated in fiscal 2006 and severance and outplacement costs for the Oriented Polymers operations.

        Selling, general and administrative expenses decreased $2.3 million, from $110.4 million in 2006 to $108.1 million in 2007, primarily due to lower noncash stock-based compensation costs described earlier, partially offset by higher incentive compensation costs and costs associated with increased sales volumes during 2007. Selling, general and administrative costs as a percent of net sales improved from 10.8% in 2006 to 10.2% in 2007.

Interest and other expense

        Net interest expense increased $3.2 million, from $29.2 million during fiscal 2006 to $32.4 million during fiscal 2007. The increase in net interest expense was largely due to the lower interest capitalization of approximately $0.8 million, with respect to major capital expenditure projects, in fiscal

2007 compared to fiscal 2006 and higher interest costs on our long-term debt, impacted by the effects of the interest rate swap agreements, discussed below, partially offset by reduced levels of borrowings under the revolving credit facility.

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

        Foreign currency and other (gain) loss, net improved by $3.0 million, from a loss of $0.5 million in fiscal 2006 to a gain of $2.5 million in fiscal 2007. Improvements in Foreign currency and other (gain) loss, net in 2007 are primarily attributable to the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary of legal and other costs associated with a prior period legal action and net gains of $2.8 million on the sale of certain property and equipment.

Income tax expense

        We recognized income tax expense of $8.8 million for fiscal 2007 on a consolidated loss before income taxes of $30.3 million for such period. The tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. During fiscal 2006, we recognized an income tax expense of $8.5 million on a consolidated pre-tax loss of $23.9 million. This income tax expense is significantly different than the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net loss

        As a result of the above, we recognized a net loss of $41.1 million, or $2.13 per share, for fiscal 2007 compared to a net loss of $34.5 million, or $1.79 per share, for fiscal 2006.

Comparison of Fiscal Years Ended December 30, 2006 and December 31, 2005

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of our net sales and operating income (loss) by operating division for the fiscal year ended December 30, 2006, the fiscal year ended December 31, 2005 and the corresponding change from 2005 to 2006 (in millions):

	2006	2005	Change
Net sales
Nonwovens	$848.3	$763.7	$84.6
Oriented Polymers	173.3	185.1	(11.8)

	$1,021.6	$948.8	$72.8

Operating income (loss)
Nonwovens	$66.6	$66.2	$0.4
Oriented Polymers	4.3	10.6	(6.3)
Unallocated Corporate, net of eliminations	(26.3)	(20.5)	(5.8)

	44.6	56.3	(11.7)
Special charges, net	(38.7)	—	(38.7)

	$5.9	$56.3	$(50.4)

        The amounts for special charges (credits), net have not been allocated to our reportable business divisions because our management does not evaluate such special charges, net on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

        Net sales were $1,021.6 million in 2006, an increase of $72.8 million, or 7.7%, over net sales for 2005 of $948.8 million. Net sales for 2006 improved in the Nonwovens segment over comparable 2005 results by 11.1%, and net sales in 2006 in the Oriented Polymers segment decreased 6.4% versus 2005 results. A reconciliation of the change in net sales between 2005 and 2006 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—2005	$763.7	$185.1	$948.8
Change in sales due to:
Volume	64.8	(24.3)	40.5
Price/mix	19.1	7.5	26.6
Foreign currency translation	0.7	5.0	5.7

Net sales—2006	$848.3	$173.3	$1,021.6

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

        A significant component of the $40.5 million increase in sales in 2006 due to volume growth was generated in the Latin American region with the addition of the spunmelt line at the Cali, Colombia facility, which initiated operations in the fourth quarter of fiscal 2005. The Latin America region's improvement in sales was paced by significant year-over-year increases in hygiene and industrial sales. Our U.S. nonwovens business was also a contributor to the growth in sales, partially attributable to the start-up of the new spunmelt facility at Mooresville, North Carolina in the latter part of the second quarter of fiscal 2006 and general improvements in the U.S. hygiene and consumer markets. Nonwoven sales volumes also increased marginally in Asia, with most of the increase due to the initial shipments from the Company's new spunmelt facility in Suzhou, China, which commenced production in the latter part of the third quarter of fiscal 2006 as well as productivity improvements experienced in our operations in Nanhai, China. Oriented Polymers' net sales for 2006 decreased $11.8 million from the 2005 amount, as improvements in price/mix of sales and a favorable foreign currency translation impact were more than offset by sales volume declines affecting net sales by $24.3 million. Oriented Polymers' sales volumes have been negatively impacted in fiscal 2006 by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and reduced agricultural sales.

        Both the Canadian dollar and the Euro were stronger against the U.S. dollar during 2006 compared to 2005. As a result, net sales increased $5.7 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of Part II to this Annual Report on Form 10-K.

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

Operating income

        A reconciliation of the change in operating income between the 2005 and 2006 is presented in the following table (in millions):

Operating income—2005	$56.3
Change in operating income due to:
Price/mix	26.6
Higher raw material costs	(28.5)
Volume	15.4
Increased manufacturing costs	(14.4)
Foreign currency	(0.7)
Higher depreciation and amortization expense	(3.8)
Higher special charges	(38.6)
Increased share-based compensation costs	(2.7)
All other, primarily higher SG&A costs	(3.7)

Operating income—2006	$5.9

        Consolidated operating income was $5.9 million in 2006 as compared to $56.3 million in 2005. We experienced higher raw material costs that were substantially offset by price/mix improvements. Operating income was positively impacted by the volume gains in the nonwovens markets, partially offset by volume declines in the oriented polymers markets, as noted above in the discussion of net sales. The net decline in operating income was significantly impacted by higher special charges of $38.6 million primarily consisting of asset impairment charges, restructuring and plant realignment costs and abandoned acquisition costs. Summary explanations for such items are included in the five paragraphs following this paragraph. For further details on such charges, see Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K. Other items contributing to the decline in operating income were increased manufacturing costs of $14.4 million, affecting both the Nonwoven and Oriented Polymer operating results as well as increased non-cash compensation costs of $2.7 million attributable to share-based awards made primarily under our restricted stock plans and higher depreciation and amortization charges of $3.8 million. The increased manufacturing costs are primarily attributable to higher energy costs and start-up costs for certain new lines in the Nonwovens segment, coupled with increased variances in the Oriented Polymers segment resulting from volume declines. The increase in depreciation and amortization charges during fiscal 2006 is primarily related to the new spunmelt production facilities in Latin America and the United States.

        We experienced a continued weakening of earnings and cash flows in certain of our Canadian operations, components of the Oriented Polymers segment. As a result, the Company, during the second quarter of fiscal 2006, evaluated such assets for impairment, consistent with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a non-cash impairment charge associated with the write-down of such assets to estimated fair value in the amount of approximately $5.5 million. Additionally, during the second quarter of fiscal 2006, we initiated the restructuring and consolidation strategy for the European operations, which included the closure of the facilities in Sweden. Accordingly, we recognized an impairment charge, with respect to such assets in the amount of $2.3 million, resulting in a total asset impairment charge in the second quarter of fiscal 2006 of $7.8 million.

        During the fourth quarter of fiscal 2006, we recorded an impairment charge in the amount of approximately $18.6 million associated with the write-down of assets located in certain facilities in the United States and Europe to estimated fair values. Of that total, $7.2 million related to a manufacturing line located in The Netherlands, which write-down was attributed to the expected shutdown of the line in fiscal 2007 due to the loss of certain low-margin business platforms which were produced on the asset during fiscal 2006 as the market price for the products moved to a level resulting in unacceptable margins. The remaining $11.4 million related to the write-down of the assets in the United States, including facilities for which we announced closure plans, as further discussed in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, as well as an impairment charge taken with respect to another facility, for which projected future cash flows have been negatively impacted by the loss of a major automotive platform and the anticipated loss of certain business for which the market prices have recently declined to a level resulting in such unacceptable returns that we elected not to participate in such business going forward.

        The 2006 restructuring and plant realignment costs of $7.1 million are principally associated with (a) our restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the closure of the Sweden plant, which resulted in the reduction of 19 employees and a charge of $1.1 million; (b) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million; (c) downsizing certain Canadian operations resulting in severance costs of $0.6 million associated with the reduction of 26 employees; and (d) costs in the amount of $0.3 million related to exiting the leased facilities at Gainesville, Georgia for which a planned closure has been announced.

        During the first five months of fiscal 2006, we actively pursued a potential acquisition. In conjunction with this effort, we incurred approximately $4.0 million of costs, which are primarily comprised of third-party professional fees. During the second quarter of fiscal 2006, the negotiations with respect to the potential acquisition reached an impasse and we abandoned efforts to consummate the acquisition, with such costs charged to operating income in that period.

        During June 2006, we and an equipment supplier negotiated the resolution of a dispute and entered into two settlement agreements, which documented the terms of the resolution. During the second and third quarters of fiscal 2006, we and the Audit Committee of the Board of Directors, with assistance from special counsel, conducted an investigation which focused on a review of the settlement agreements and the relationship of these agreements with certain equipment purchase contracts and service agreements, which were negotiated between us and the equipment supplier in or about the same time frame. As a result of these actions, we concluded that the economic substance of the settlement agreements and the equipment purchase contracts and service agreements were substantially interdependent. On September 21, 2006, the Board of Directors asked the Chief Executive Officer and the Vice President, Global Purchasing to resign and, pending receipt of their resignations, relieved them of their duties as officers of the Company. Shortly thereafter, we entered into termination agreements with both executives. As a result of these events, we incurred costs with respect to the investigation, termination benefits and ancillary costs in the amount of $1.1 million.

        Selling, general and administrative expenses increased $5.9 million, from $104.5 million in 2005 to $110.4 million in 2006, primarily due to the non-cash compensation costs related to the share-based awards made under our restricted stock plans, as well as increased costs due to higher sales volumes, with such increased costs partially offset by reduced incentive compensation.

Interest and Other Expense

        Net interest expense decreased $3.4 million, from $32.6 million during 2005 to $29.2 million during 2006. The decrease in net interest expense was primarily due to the lower interest rates obtained by refinancing our long-term debt in November 2005. Additionally, during 2006, we capitalized, with respect to our major capital expenditure projects, interest in the amount of $3.1 million, compared to $2.2 million in 2005.

        The Consolidated Statement of Operations for 2005 included a charge of $4.0 million, with respect to loan acquisition cost write-offs related to the refinancing of our debt in November 2005.

        Foreign currency and other (gain) loss, net changed by $1.4 million, from a gain of $0.9 million in 2005 to a loss of $0.5 million in 2006. The change was primarily due to foreign currency movements on intercompany loan balances, at certain of the Company's international operations, denominated in currencies other than their functional currency, generally the U.S. dollar.

Income Tax Expense

        During 2006, we recognized an income tax expense of $8.5 million on a consolidated pre-tax loss of $23.9 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate. We recognized income tax expense of $10.9 million on consolidated pre-tax income of $20.6 million in 2005. The income tax expense is significantly higher than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign tax jurisdictions for which no tax benefits were recognized. Additionally, the income tax expense is impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates less than the U.S. federal statutory rate.

Net Income (Loss)

        As a result of the above, we recognized a net loss of $34.5 million during 2006 compared to net income of $7.0 million in 2005.

Accrued and Paid-in-Kind Dividends on PIK Preferred Shares

        Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at our option; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, we accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by our Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares of PIK Preferred Stock, we recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued.

        We accrued dividends at 16% on our PIK Preferred Shares during the quarter ended April 2, 2005 in the amount of $2.4 million. Additionally, on January 14, 2005, our Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. We recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of our Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by us of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. We accrued dividends at 16% on its PIK Preferred Shares during the quarter ended July 2, 2005 in the amount of $2.4 million. On August 3, 2005, our Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. We recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of our Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by us of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, we accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of our Class A Common Stock. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million in 2005. As a result of all of the PIK Preferred Shares being redeemed for, or converted to, shares of our Class A Common Stock by September 15, 2005, no such dividends were recorded in 2006.

Loss Applicable to Common Shareholders

        As a result of the above, we recognized a loss applicable to common shareholders of $34.5 million, or $1.79 per share, for 2006 compared to a loss applicable to common shareholders of $21.0 million, or $1.60 per share, for 2005.

Liquidity and Capital Resources

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At December 29, 2007, we were in compliance with all such covenants. Additionally, as of December 29, 2007, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $10.9 million.

	December 29, 2007	December 30, 2006
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$32.8	$32.1
Working capital	176.0	159.4
Total assets	750.7	741.3
Total debt	427.0	411.2
Total shareholders' equity	98.5	109.1

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$40.0	$66.8
Net cash used in investing activities	(53.8)	(64.3)
Net cash provided by (used in) financing activities	12.7	(1.9)

Operating Activities

        Net cash provided by operating activities was $40.0 million during 2007, a $26.8 million decrease from the $66.8 million provided by operating activities during 2006. The net decrease from 2006 to 2007 in cash flows from operating activities was impacted by improved cash generated from gross profit on sales during fiscal 2007 being more than offset by increases in cash expenditures related to special charges that reduced operating income during 2007 and changes in cash employed in working capital during the periods.

        We had working capital of approximately $176.0 million at December 29, 2007 compared with $159.4 million at December 30, 2006. Accounts receivable at December 29, 2007 was $139.5 million as compared to $129.3 million on December 30, 2006, an increase of $10.2 million of which a significant amount was related to the movement of foreign currencies versus the U.S. dollar. Additionally, the increase in accounts receivable during 2007 was affected by sales dollar increases and sales increases in regions with longer payment cycles. Accounts receivable represented approximately 48 days of sales outstanding at December 29, 2007 as compared to 45 days of sales outstanding at December 30, 2006.

        Inventories at December 29, 2007 were $139.7 million, an increase of $8.0 million, primarily due to foreign currency exchange, from inventories at December 30, 2006 of $131.7 million, with component increases in finished goods and work-in-process of $7.8 million and $2.6 million, respectively, and with a decrease in raw materials of $2.4 million. We had inventory representing approximately 56 days of cost of sales on hand at December 29, 2007 compared to 54 days of cost of sales on hand at December 30, 2006. Additionally, inventory changes in fiscal 2007 were affected by raw material cost increases, the increases in inventory to effectively service the growth in sales and inventory builds to transition the medical fabric finishing from the U.S. to China and facilitate other plant consolidation efforts.

        Accounts payable and accrued liabilities at December 29, 2007 were $150.4 million as compared to $143.5 million at December 30, 2006, an increase of $6.9 million, with a significant component of such increase attributable to foreign currency movements. Accounts payable and accrued liabilities represented approximately 60 days of cost of sales outstanding at December 29, 2007 compared to 59 days of cost of sales outstanding at December 30, 2006. The increase in accounts payable and accrued liabilities from December 30, 2006 to December 29, 2007 was impacted by the effects of currency movements, construction in progress, accruals with respect to incentive compensation plans and the ramp-up of our new line in Suzhou, China, partially offset by the closure of three of our plants in fiscal 2007, faster payment of trade payables, including acceptance of vendor discounts, and changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that have required us to pay cash prior to delivery.

        Our restructuring and plant realignment activities in fiscal 2007 and 2006 are discussed in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        In fiscal 2007, restructuring and plant realignment activities, and related costs, include:

  (i)
  reorganization and consolidation initiatives in North America. In January 2007, we communicated a plan to affected employees that we planned to close two of our plants in the United States, with the planned transfer of certain of the business and equipment to our other facilities in North America and Asia. With respect to the plant closures, for which manufacturing ceased effective July 31, 2007, approximately 170 production and administrative staff positions were eliminated. As a result of the restructuring, we recognized employee severance, equipment relocation and other associated costs of approximately $8.9 million during the year. Additionally, in December 2007, the Company approved a plan to restructure certain of its Nonwoven operations in the U.S. resulting in the centralization of certain business processes, the integration of certain operations and the elimination of certain positions. Based on the above plans, which are expected to be implemented throughout fiscal 2008, we recognized a charge for severance and other associated costs of approximately $2.7 million;

  (ii)
  initiation of certain restructuring activities in 2007 pertaining to Oriented Polymers operations located in the United States, for which we have incurred restructuring costs of approximately $0.9 million, primarily comprised of severance and outplacement costs;

  (iii)
  costs related to the relocation of our corporate headquarters to Charlotte, North Carolina, originally undertaken in fiscal 2006, in the amount of $0.8 million;

  (iv)
  continued reorganization and consolidation of certain of our operations in Europe. In late June 2007, we announced a plan to close our Neunkirchen, Germany plant, which was communicated to affected employees in July 2007. The plant closure will include the reduction of approximately 72 positions when such consolidation efforts are completed in early fiscal 2008. During fiscal 2007, approximately $6.3 million of employee severance costs were recognized related to this plant closure, for which production activities ceased as of September 29, 2007. We also incurred approximately $3.3 million related to plant shut-down costs and equipment removal and relocation costs associated with the transfer of the equipment to our plant in Cuijk, The Netherlands; and

  (v)
  settlement of employee benefit plans. During the first quarter of fiscal 2006, as part of our restructuring and related cost reduction measures, we negotiated certain changes with the union representing the employees of one of our Canadian operations, including a partial curtailment of a defined benefit pension plan. No gain or loss was incurred as a result of the partial curtailment in fiscal 2006. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, we have incurred a settlement loss associated with employees who have exited the plan. The loss of $3.8 million was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by us of our funding requirements. Additionally, during fiscal 2007 we recognized a gain of $3.3 million on the settlement of certain postretirement benefit plans in the U.S.

        We expect to make future cash payments of approximately $7.3 million associated with current restructuring and relocation initiatives, of which $5.9 million has been accrued as of December 29, 2007. In fiscal 2007, we received approximately $7.5 million from the sale of idled facilities and equipment and currently anticipate future proceeds of an additional $6.0 million in fiscal 2008.

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

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Investing and Financing Activities

        Net cash used for investing activities amounted to $53.8 million and $64.3 million in 2007 and 2006, respectively. Capital expenditures during 2007 totaled $60.7 million, a decrease of $7.5 million from capital spending of $68.2 million in 2006. A significant portion of the capital expenditures in 2007 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina and the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace® products. A significant portion of the capital expenditures in 2006 related to the construction of new spunmelt manufacturing facilities in Suzhou, China and Mooresville, North Carolina, as well as the installation of additional capacity in Nanhai, China. Investing activities during 2007 and 2006 included proceeds from the sale of assets of $7.8 million and $4.3 million, respectively. We estimate our annual minimum sustaining capital expenditure to be $10.0 million to $15.0 million.

        Net cash provided by financing activities amounted to $12.7 million in 2007 compared to net cash used by financing activities of $1.9 million in 2006. In 2007, we borrowed, on a net basis, $15.5 million of debt, primarily to fund the capital expansion in Argentina, whereas we repaid, on a net basis, $4.1 million of debt during 2006. Additionally, in 2007, we repaid the remaining balance of $2.8 million related to an advance we received from an equipment supplier, which advance was received in 2006. Also, we paid loan acquisition and other financing costs of $0.6 million during 2006.

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

Contractual Obligations

        A schedule of the required payments under existing debt agreements, the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of December 29, 2007 and purchase commitments as of December 29, 2007, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations
	Total	2008	2009	2010	2011	2012	Thereafter
Debt, including short-term borrowings	$427.0	$11.4	$8.2	$8.2	$8.2	$376.9	$14.1

Obligations under third party/nonaffiliate operating lease agreements	$10.7	$3.9	$2.7	$1.4	$1.1	$0.7	$0.9

Purchase commitments (see below)	$73.1	$73.1	—	—	—	—	—

        Additionally, we expect to contribute approximately $4.0 million to our pension plans in 2008. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

        As noted in the table above, we have approximately $427.0 million of debt outstanding as of December 29, 2007. We have fixed the interest rate on $240.0 million of the Credit Facility debt through June 2009 through the use of a cash flow hedge. Assuming the rate of interest remains unchanged from December 29, 2007, cash interest payments would be approximately $31.2 million, $30.1 million, $29.2 million, $28.5 million and $28.0 million for 2008, 2009, 2010, 2011 and 2012, respectively.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and we have included the mandatory payments of approximately $1.0 million per quarter and the application of the remaining proceeds in the amount of approximately $1.0 million expected to be received from the sale of certain property and equipment, in Current portion of long-term debt line item in our Consolidated Balance Sheet as of December 29, 2007 included in Item 8 of Part II to this Annual Report on Form 10-K. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.7 million, $4.3 million and $3.9 million in 2007, 2006 and 2005, respectively. Rental income approximated $0.2 million in 2005. There was no rental income in 2007 or 2006. The expenses are recognized on a straight-line basis over the life of the lease.

        At December 29, 2007, we had commitments of approximately $73.1 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2008. In addition, we had outstanding letters of credit at December 29, 2007 of approximately $10.9 million. None of these letters of credit have been drawn on at December 29, 2007.

        We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $14.3 million as of December 29, 2007 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Liquidity Summary

        As discussed more fully in Note 9 to our Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have a Credit Facility, which we entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan that matures in 2012.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that we maintain a leverage ratio of not more than 4.50:1.00, as of December 29, 2007, with decreases over time, with the next change occurring March 29, 2008, at which time the leverage ratio requirement will be 4.00:1:00.

The interest expense coverage ratio requirement at December 29, 2007 was not less than 2.50:1.00, with increases over time, with the next change occurring March 31, 2008, at which time the requirement will be 2.75:1.00. On December 29, 2007, our leverage ratio was 3.60:1.00 and our interest expense coverage ratio was 3.87:1.00. Therefore, we were in compliance with the debt covenants under the Credit Facility at December 29, 2007. However, as noted above, these ratios adjust automatically, effective March 29, 2008. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. While we intend to remain in compliance with these covenant requirements, the automatic adjustments as of March 29, 2008 narrow the margin by which we are able to comply with the covenant requirements. Our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and we have included the mandatory payments of approximately $1.0 million per quarter and the application of the remaining proceeds in the amount of approximately $1.0 million expected to be received from the sale of certain property and equipment, in Current portion of long-term debt line item in our Consolidated Balance Sheet as of December 29, 2007 included in Item 8 of Part II to this Annual Report on Form 10-K. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an alternate base rate for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. We had no outstanding borrowings at December 29, 2007 under the revolving credit facility. As of December 29, 2007, we had outstanding letters of credit in the amount of $10.9 million. None of these letters of credit have been drawn on at December 29, 2007. Average borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from December 31, 2006 to December 29, 2007 were $2.1 million at an average rate of 9.50%.

        Additionally, in accordance with the terms of the Credit Facility, we maintained our position in a cash flow hedge, effectively converting $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement, which became effective May 8, 2007, terminates on June 29, 2009. Previously, we had maintained a position in a cash flow hedge agreement, which matured on May 8, 2007, which effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Also, we have incurred additional debt in fiscal 2007 to finance the ongoing installation of our new spunmelt line in Argentina. As of December 29, 2007, this debt amounted to $32.1 million and we expect principal and interest payments to begin in June 2008 with the loans maturing in March 2016.

        We have entered into factoring agreements to sell without recourse, certain of our U.S. and non-U.S.company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The Credit Facility entered into during November 2005 provides us the availability to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, we expect to make future cash payments of approximately $7.3 million, of which $5.9 million has been accrued as of December 29, 2007. Additionally, we currently anticipate future proceeds of approximately $6.0 million from the sale of idled facilities and equipment.

        As discussed in Note 18, "Commitments and Contingencies" to our Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have several major committed capital projects, including the construction of a new spunmelt line at our facility near Buenos Aires, Argentina and the retrofit of an existing hydroentanglement line at our Benson, North Carolina plant to produce Spinlace® products, which projects are substantially complete at fiscal year-end, and the installation of a new spunmelt line in San Luis Potisi, Mexico. Total remaining payments due related to these three expansion projects as of December 29, 2007 amounted to approximately $52.5 million, which is expected to be substantially expended through the first half of fiscal 2009. As discussed more fully in Note 9 "Debt" to our Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, we obtained local financing to fund a substantial portion of the capital expansion in Argentina. Additionally, we expect to obtain local financing subsequent to December 29, 2007 to support a significant portion of the capital cost of the expansion in Mexico.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was minimal during 2007, 2006 and 2005. However, we continue to be impacted by rising raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of Part II of this Annual Report on Form 10-K.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard defines fair value, establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. SFAS No. 157 is effective in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008. We currently do not expect the adoption of SFAS No. 157 to have a significant impact on the Consolidated Financial Statements; however, the prospective application of the provisions of SFAS No. 157 could materially impact our future Consolidated Financial Statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. We do not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141 (R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. We are beginning to review the provisions of SFAS No. 141(R)), which applies prospectively to business combinations with an acquisition date on or after the beginning of our 2009 fiscal year.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of noncontrolling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009, and currently do not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

        No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Critical Accounting Policies And Other Matters

        The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, inventories, income taxes, impairment of long-lived assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At December 29, 2007, a reserve of $5.6 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        A number of years may elapse before a particular matter for which a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. Accordingly, our future results may include favorable or unfavorable adjustments due to the closure of tax examinations, new regulatory or judicial pronouncements, changes in tax laws or other relevant events.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of December 29, 2007, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

        Restructuring:    Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, census reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to the restructuring actions are appropriately recognized when identified.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 9 and 14 to the Consolidated Financial Statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the interest rate swap contract would change interest expense by approximately $1.9 million.

        The estimated fair value of the Company's debt at December 29, 2007 was approximately $427.0 million, which approximated its carrying value.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During 2007 and 2006, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K.

        We have not historically hedged our exposure to foreign currency risk. However, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Also, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency-based obligations such as firm commitments related to certain capital expenditure projects. We are also subject to political risk in certain of our foreign operations and have utilized insurance programs in certain circumstances to mitigate our political risk.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but have attempted to move more customer programs to contracts with price escalation provisions which would allow us to pass-through any cost increases in raw materials, although there is often a delay between the time we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers. Raw material prices as a percentage of sales have increased from 53.9% in 2006 to 54.1% for 2007.

        The prices of raw materials in the North American market rose substantially in the fourth quarter of 2005 as a direct result of the hurricanes that impacted the Gulf Coast. The raw material prices in the North American markets decreased slightly since late December 2005 through the end of fiscal 2006 as the refineries and chemical processing sites returned to more normal production levels. During fiscal 2007, the North American costs have trended higher, especially in the fourth quarter. Additionally, on a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.3 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	55
Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	56
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	57
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	58
Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	59

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 29, 2007. Our audits of the basic financial statements included the financial statement schedule listing in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in the notes to consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109", effective December 30, 2006, the Company adopted the provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), "Share-Based Payment".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polymer Group, Inc. and subsidiaries' internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP
Columbia, South Carolina
March 11, 2008

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 29, 2007	December 30, 2006
A S S E T S
Current assets:
Cash and cash equivalents	$32,766	$32,104
Accounts receivable, net	139,505	129,287
Inventories	139,726	131,723
Deferred income taxes	2,371	2,787
Other current assets	25,467	19,531

Total current assets	339,835	315,432
Property, plant and equipment, net	395,394	411,054
Intangibles and loan acquisition costs, net	9,225	10,206
Deferred income taxes	41	555
Other assets	6,176	4,043

Total assets	$750,671	$741,290

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current liabilities:
Short-term borrowings	$3,654	$4,570
Accounts payable and accrued liabilities	150,365	143,506
Income taxes payable	2,069	3,445
Deferred income taxes	—	294
Current portion of long-term debt	7,790	4,170

Total current liabilities	163,878	155,985
Long-term debt	415,514	402,416
Deferred income taxes	20,185	34,616
Other noncurrent liabilities	32,817	22,523

Total liabilities	632,394	615,540
Minority interests	19,745	16,654
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,274,415 and 19,133,728 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	193	191
Class B convertible common stock—107,805 and 135,721 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	1	2
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	190,147	173,368
Retained earnings (deficit)	(136,442)	(89,352)
Accumulated other comprehensive income	44,633	24,887

Total shareholders' equity	98,532	109,096

Total liabilities and shareholders' equity	$750,671	$741,290

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$1,059,663	$1,021,608	$948,848
Cost of goods sold	890,800	865,405	787,369

Gross profit	168,863	156,203	161,479
Selling, general and administrative expenses	108,122	110,406	104,545
Special charges, net	61,734	38,683	9
Foreign currency (gain) loss, net	(554)	1,229	671

Operating income (loss)	(439)	5,885	56,254
Other expense (income):
Interest expense, net	32,377	29,248	32,617
Write-off of loan acquisition costs	—	—	4,008
Foreign currency and other (gain) loss, net	(2,494)	517	(948)

Income (loss) before income tax expense and minority interests	(30,322)	(23,880)	20,577
Income tax expense	8,838	8,457	10,885
Minority interests, net of tax	1,986	2,195	2,695

Net income (loss)	(41,146)	(34,532)	6,997
Accrued and paid-in-kind dividends on PIK preferred shares	—	—	27,998

Loss applicable to common shareholders	$(41,146)	$(34,532)	$(21,001)

Loss per common share—Basic:
Average common shares outstanding	19,361	19,295	13,098
Loss per common share	$(2.13)	$(1.79)	$(1.60)
Loss per common share—Diluted:
Average common shares outstanding	19,361	19,295	13,098
Loss per common share	$(2.13)	$(1.79)	$(1.60)

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

(In Thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Comprehensive Income (Loss)
	Shares	Amount				Total
Balance—January 1, 2005	10,378	$104	$77,219	$(33,819)	$30,345	$73,849
Net income		—	—	6,997	—	6,997	$6,997
Accrued dividends on PIK preferred shares		—	23,349	(27,998)	—	(4,649)	—
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	3,545	3,545	3,545
Compensation recognized on share-based awards	46	—	2,243	—	—	2,243	—
Conversion and redemption of PIK preferred shares to Class A common stock	8,629	86	62,841	—	—	62,927	—
Minimum pension liability, net of tax		—	—	—	(1,592)	(1,592)	(1,592)
Currency translation adjustments, net of tax		—	—	—	(11,838)	(11,838)	(11,838)

Balance—December 31, 2005	19,053	190	165,652	(54,820)	20,460	131,482
							$(2,888)

Net loss		—	—	(34,532)	—	(34,532)	$(34,532)
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(2,370)	(2,370)	(2,370)
Compensation recognized on share-based awards	289	3	4,914	—	—	4,917	—
Surrender of shares to satisfy employee withholding tax obligations	(48)	—	(1,266)	—	—	(1,266)	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	2,724	2,724	—
Minimum pension liability, net of tax		—	—	—	(9,093)	(9,093)	(9,093)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes		—	4,068	—	—	4,068	—
Currency translation adjustments, net of tax		—	—	—	13,166	13,166	13,166

Balance—December 30, 2006	19,294	$193	$173,368	$(89,352)	$24,887	$109,096
							$(32,829)

Net loss		—	—	(41,146)	—	(41,146)	$(41,146)
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(5,759)	(5,759)	(5,759)
Compensation recognized on share-based awards	126	1	2,652	—	—	2,653	—
Surrender of shares to satisfy employee withholding tax obligations	(13)	—	(294)	—	—	(294)	—
Adjustment to initially apply FASB Interpretation No. 48		—	13,078	(5,944)	—	7,134	—
Amortization of unrecognized actuarial losses, prior service cost and transition obligation, net of tax		—	—	—	6,034	6,034	6,034
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes		—	1,343	—	—	1,343	—
Currency translation adjustments, net of tax		—	—	—	19,471	19,471	19,471

Balance—December 29, 2007	19,407	$194	$190,147	$(136,442)	$44,633	$98,532

							$(21,400)

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Operating activities:
Net income (loss)	$(41,146)	$(34,532)	$6,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charges	37,445	26,434	—
Investment and other gains	(3,462)	(734)	(1,298)
Settlement of employee benefit plans (gain) loss, net	546	—	—
Deferred income taxes	3,368	(1,728)	7,228
Write-off of loan acquisition costs	—	—	4,008
Depreciation and amortization	58,199	60,663	57,550
Noncash compensation	2,653	4,917	2,243
Changes in operating assets and liabilities:
Accounts receivable, net	(3,746)	(5,942)	(11,632)
Inventories	26	(9,236)	(16,413)
Other current assets	(5,936)	3,170	15,383
Accounts payable and accrued liabilities	(4,293)	24,111	16,767
Other, net	(3,612)	(363)	(9,901)

Net cash provided by operating activities	40,042	66,760	70,932

Investing activities:
Purchases of property, plant and equipment	(60,720)	(68,167)	(78,902)
Proceeds from sale of assets	7,841	4,306	1,298
Acquisition of intangibles and other	(952)	(407)	—

Net cash used in investing activities	(53,831)	(64,268)	(77,604)

Financing activities:
Proceeds from borrowings	62,514	67,827	471,824
Repayment of borrowings	(46,989)	(71,952)	(470,575)
Advances from / (to) equipment supplier	(2,792)	2,792	—
Other, net	(14)	(601)	(3,737)

Net cash provided by (used in) financing activities	12,719	(1,934)	(2,488)

Effect of exchange rate changes on cash	1,732	583	(1,173)

Net increase (decrease) in cash and cash equivalents	662	1,141	(10,333)
Cash and cash equivalents at beginning of period	32,104	30,963	41,296

Cash and cash equivalents at end of period	$32,766	$32,104	$30,963

See accompanying notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Consolidation

Background

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with 18 manufacturing and converting facilities throughout the world, and a presence in eight countries. The Company's main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes, industrial and specialty markets.

        The Company, upon having its Modified Plan, as defined (the "Modified Plan"), approved by the Bankruptcy Court on January 16, 2003, emerged from Chapter 11 bankruptcy proceedings effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with AICPA Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), the Company adopted fresh-start accounting as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The reorganization value of the Company has been allocated to the underlying assets and liabilities based on their respective fair values at the date of emergence.

Basis of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying Consolidated Financial Statements. All amounts are presented in United States ("U.S.") dollars, unless otherwise noted.

Note 2. Accounting Policies and Financial Statement Information

Fiscal Year

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2007 ended December 29, 2007, fiscal 2006 ended December 30, 2006 and fiscal 2005 ended December 31, 2005. Each of these periods included the results of operations for a fifty-two week period.

Reclassifications

        Certain amounts previously presented in the Consolidated Financial Statements for prior periods have been reclassified to conform with the current year classification.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities and recognition of share-based compensation. These estimates are reviewed periodically to determine if a change is required. Actual results could differ from those estimates.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        An allowance for doubtful accounts is established by the Company based upon factors including the credit risk of specific customers, the age of the receivables, historical trends and other information. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts. Additionally, sales returns and allowances, a component of net sales, are recorded in the period in which the related sales are recorded. Management bases its estimate of the expense to be recorded each period on historical return and allowance levels.

        The Company maintains reserves for inventories valued primarily using the first in, first out ("FIFO") method. Such reserves for inventories can be specific to certain inventory or based on age or judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to inventories aged for certain time periods or for inventories which are considered slow-moving. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value of the asset, primarily measured by future discounted cash flows and other indicators of fair value. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting the amount, and/or timing, of cash flows for existing assets could render a write-down necessary that previously required no write-down.

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

        In fiscal 2005 the Company recorded the accretion of dividends on the 16% Series A Convertible Pay-in-kind Preferred Shares (the "PIK Preferred Shares") based on the stated rate of 16.0% in the PIK Preferred Shares. If the Company's Board of Directors, at the date of any dividend declaration, elected to satisfy the dividend obligation by payment-in-kind, the Company recognized an additional dividend charge for the excess, if any, of the fair value of the additional PIK Preferred Shares issued, at the dividend declaration date, over the amounts previously accrued at the stated rate. As the Company's PIK Preferred Shares were not traded on an active market, determination of the fair value of the securities, at the date of dividend declaration, required estimates and judgments, which may have impacted the valuation of the dividends paid-in-kind. Based on the fact that the PIK Preferred Shares were deep-in-the money, the Company estimated the fair value of the PIK Preferred Shares using the number of shares of the Company's Class A Common Stock into which the PIK Preferred Shares were convertible at the then-current share price of the Company's Class A Common Stock. While the Company believes its

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates of the fair value of the PIK Preferred Shares are reasonable, the utilization of different assumptions could produce materially different fair value estimates.

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

        The Company estimates the fair value of stock option grants for measuring compensation costs using the Black-Scholes option-pricing model, which model is dependent on certain assumptions. These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience and include expected dividend yield, expected volatility, risk-free interest rate, forfeitures and expected lives. Although the Company believes the assumptions utilized are appropriate, differing assumptions would affect compensation costs.

        The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets and accounts payable and accrued liabilities are reasonable estimates of their fair values. Fair value of the Company's debt was estimated using interest rates at those dates for issuance of such financial instruments with similar terms, credit ratings and remaining maturities. The estimated fair value of debt, based on such valuation methodologies, at December 29, 2007 and December 30, 2006 was $407.0 million and $411.2 million, respectively.

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

Cash Equivalents

        Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the accompanying Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.7 million, $0.5 million and $1.0 million during fiscal years 2007, 2006 and 2005, respectively.

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $5.6 million and $7.6 million at December 29, 2007 and December 30, 2006, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. With respect to the $2.0 million decrease in the allowance for doubtful accounts from December 30, 2006 to December 29, 2007, $1.3 million of such decrease related to the write-off of specifically identified uncollectible accounts receivable and the corresponding reserves. Sales to The Procter & Gamble Company ("P&G") accounted for 12%, 13% and 14% of the Company's sales in fiscal years 2007, 2006 and 2005, respectively.

Inventories

        Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 5 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $2.3 million, $3.1 million and $2.2 million of interest costs during fiscal years 2007, 2006 and 2005, respectively.

Derivatives

        The Company records all derivative instruments as either assets or liabilities on the balance sheet at their fair value in accordance with SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended ("SFAS No. 133"). Changes in the fair value of a derivative are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Ineffective portions, if any, of all hedges are recognized in current period earnings.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

        The provision for income taxes and corresponding balance sheet accounts are determined in accordance with the liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the Consolidated Statements of Operations regardless of the period for which such items are reported for tax purposes. Additionally, federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. Deferred tax liabilities and assets are determined based upon temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is established when it is more likely than not that some portion of a deferred tax asset will not be realized in the future. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough evidence to support a change in the judgment about the realization of the related deferred tax asset in future years. Consistent with the provisions of SOP 90-7, recognition of tax benefits from preconfirmation net operating loss carryforwards and deductible temporary differences and other tax attributes not recognized at the Effective Date are applied to reduce goodwill to zero, then reduce intangible assets that existed at the Effective Date with any excess tax benefits credited directly to Additional Paid-in Capital.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

        As a result of the implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $5.9 million and reduced retained earnings by $5.9 million for the cumulative effect of applying the standard. Additionally, with respect to pre-emergence tax positions, consistent with the provisions of AICPA Statement of Position 90-7 "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company increased the liability for unrecognized tax benefits, included in Other noncurrent liabilities in the Consolidated Balance Sheet, by $2.4 million, decreased deferred tax liabilities by $15.4 million, increased deferred tax assets by $0.1 million and increased additional paid-in capital by $13.1 million. With respect to the net $8.3 million liability recorded for unrecognized tax benefits upon the adoption of FIN 48, $5.0 million represents penalties and interest.

        Additionally, during fiscal 2007, the Company increased its unrecognized tax benefits by $4.6 million, which included $1.5 million of interest and penalties. Accordingly, of the total unrecognized tax benefits of $14.3 million, $10.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. There have not been any decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

        The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2007.

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

        The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 12 to the Consolidated Financial Statements for assumptions utilized in the estimation of grant date fair value pursuant to SFAS No. 123(R).

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal 2006, the Company accounted for stock options granted under the Polymer Group, Inc. 2003 Stock Option Plan ("2003 Option Plan") in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), which generally measured compensation cost as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Certain options issued under the 2003 Option Plan contain performance conditions which provide that the number of shares that an employee is entitled to receive is dependent upon the Company's achievement of certain performance criteria. Accordingly, the Company accounted for these grants as awards under a variable plan and, consistent with the provisions of APB No. 25, recognized compensation expense each period from the date of grant to the date of measurement based on the quoted market price of the Company's Class A Common Stock at the end of each reporting period, less the amount that the employee was required to pay. The pro forma effect of utilizing SFAS No. 123(R) on the financial results for the fiscal year ended December 31, 2005 was as follows (in thousands, except per share data):

2005
Net income (loss):
As reported	$6,997
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	2,202
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(975)

Pro forma	$8,224

Income (loss) applicable to common shareholders:
As reported	$(21,001)
Add: stock-based employee compensation expense, net of tax, included in reported net income (loss)	2,202
Deduct: stock-based employee compensation expense, net of tax, determined under SFAS No. 123(R)	(975)

Pro forma	$(19,774)

Loss per common share applicable to common shareholders—basic:
As reported	$(1.60)
Pro forma	(1.51)
Loss per common share applicable to common shareholders—diluted:
As reported	$(1.60)
Pro forma	(1.51)
Weighted average exercise price per option granted.	$6.00
Weighted average fair value per option granted	$17.95

Research and Development Costs

        The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred approximately $13.7 million, $12.5 million and $11.5 million of research and development expense during fiscal years 2007, 2006 and 2005, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

        Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company's sites to the customers' premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $26.0 million, $25.6 million and $24.7 million of shipping and handling costs during fiscal years 2007, 2006 and 2005, respectively.

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," ("SFAS No. 112"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

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

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $44.6 million at December 29, 2007 consisted of $50.8 million of currency translation gains (net of income taxes of $10.6 million), $1.9 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $4.3 million of cash flow hedge losses. Accumulated other comprehensive income of $24.9 million at December 30, 2006 consisted of $31.4 million of currency translation gains (net of income taxes of $6.9 million), $8.0 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.9 million) and $1.5 million in cash flow hedge gains. Comprehensive loss for fiscal years 2007, 2006 and 2005 is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of $1.8 million, $3.7 million and ($0.1) million, respectively.

        Comprehensive income (loss) is reported in accordance with the SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires unrealized actuarial gains and losses, unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, to be included in other comprehensive income.

Income (Loss) Per Common Share

        Basic earnings per share exclude any dilutive effects of share-based awards and convertible securities and are computed by dividing income (loss) applicable to common shareholders by the

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through share-based awards and convertible securities and is computed by dividing income (loss) applicable to common shareholders, as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares issuable pursuant to stock option plans represent common equivalent shares if the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in the computation of income (loss) per share for fiscal years 2007, 2006 and 2005 is presented in the following table (in thousands):

	2007	2006	2005
Income (loss):
Net income (loss)	$(41,146)	$(34,532)	$6,997
Less: dividends on PIK Preferred Shares	—	—	27,998

Loss applicable to common shareholders	(41,146)	(34,532)	(21,001)
Effect of dilutive securities—convertible securities and share-based awards	—	—	—

Loss applicable to common shareholders with assumed conversions	$(41,146)	$(34,532)	$(21,001)

Outstanding shares:
Weighted average common shares outstanding	19,361	19,295	13,098
Effect of dilutive securities—convertible securities and share-based awards	—	—	—
Weighted average common shares outstanding—assuming dilution	19,361	19,295	13,098

        For fiscal years 2007, 2006 and 2005, the effect of potentially dilutive securities such as convertible securities and share-based awards are not considered in the above table as the effects are anti-dilutive. As of December 29, 2007, the potential dilutive effect related to the exchange of such potentially dilutive securities would amount to 141,119 shares.

Recent Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard defines fair value, establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. SFAS No. 157 is effective in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008. The Company currently does not expect the adoption of SFAS No. 157 to have a significant impact on the Consolidated Financial Statements; however, the prospective application of the provisions of SFAS No. 157 could materially impact the Company's future Consolidated Financial Statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported in earnings at each subsequent reporting date. The Company does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141 (R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The Company is beginning to review the provisions of SFAS No. 141(R)), which applies prospectively to business combinations with an acquisition date on or after the beginning of its fiscal year 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of noncontrolling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

Note 3. Special Charges, Net

        The Company's operating income includes special charges (credits), net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges (credits), net is presented in the following table (in thousands):

	2007	2006	2005
Asset impairment charges	$37,445	$26,434	$—
Restructuring and plant realignment costs	23,543	7,135	9
Other costs	746	1,143	—
Abandoned acquisition costs	—	3,971	—

	$61,734	$38,683	$9

Asset impairment charges

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable from future undiscounted cash flows. If the carrying amounts are not recoverable the Company, consistent with the provisions of SFAS No. 144, records a non-cash charge associated with the write-down of such assets to estimated fair value. Fair value is estimated based on the present value of expected future cash flows, appraisals and other indicators of value.

        During fiscal 2007, the Company recorded non-cash impairment charges totaling $37.4 million comprised of: (i) a write-down of $4.1 million relating to assets of the Company's Nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from the Company's global repositioning of production capacity, and from certain other nonwovens assets which were removed from service, (ii) a write-down of $2.9 million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the Company's plans to reorganize and consolidate certain of its Nonwoven segment operations in Europe, which plans called for the closure of the Company's Neunkirchen, Germany plant, and the subsequent transfer of certain of the business and equipment to the Company's plant in Cuijk, The Netherlands, and (iii) a write-down of approximately $30.4 million, relating to assets in the Oriented Polymers segment, to estimated fair value as a result of continued weakening of sales, earnings and cash flows, and in consideration of the Company continuing negotiations with a third party whereby the third party has offered to purchase certain business units in the Oriented Polymers segment at amounts less than their current carrying values.

        The Company expects that depreciation expense will be approximately $8.7 million lower in fiscal 2008 and approximately $7.8 million lower in fiscal 2009, as a result of the aforementioned non-cash impairment charges recognized in fiscal 2007.

        During fiscal 2006, the Company recorded non-cash impairment charges totaling $26.4 million comprised of (i) a write-down of $11.4 million for assets in the U.S., including facilities for which the Company had announced closure plans, as well as an impairment charge taken with respect to another facility, for which projected future cash flows had been negatively impacted by the loss of a major automotive platform and the anticipated loss of certain other business, (ii) a write-down of $7.2 million associated with a manufacturing line located in The Netherlands due to the expected shutdown of the line due to the loss of certain low-margin business platforms, (iii) a write-down of $5.5 million based on an impairment evaluation, consistent with the provisions of SFAS No. 144, of certain of the Company's Canadian assets, triggered by a weakening of sales, earnings and cash flows experienced during early fiscal 2006, and (iv) a write-down of $2.3 million related to the initiation of the restructuring and consolidation strategy for the European operations, which included the closure of the facility in Sweden.

Restructuring and plant realignment costs

        Accrued costs for restructuring efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Balance accrued at beginning of year	$2,044	$163	$561
Restructuring and plant realignment costs:
First Quarter	6,207	1,633	4
Second Quarter	3,068	2,740	5
Third Quarter	8,175	692	—
Fourth Quarter	6,093	2,070	—

Total	23,543	7,135	9

Cash payments	(19,371)	(5,284)	(375)
Loss on settlement of employee benefit plans, net	(546)	—	—
Adjustments	233	30	(32)

Balance accrued at end of year	$5,903	$2,044	$163

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The restructuring and plant realignment activities during fiscal 2007 primarily relate to: (i) restructuring activities in the U.S., including the Company's closure of two plants, which was communicated to affected employees in January 2007, and other realignment initiatives, (ii) the closure, communicated to affected employees in July 2007, of the Neunkirchen, Germany facility, (iii) the restructuring of certain pension and other postretirement benefit plans in the U.S. and Canada, and (iv) the restructuring of certain of the Company's Oriented Polymers operations.

        In January 2007, the Company communicated a plan to affected employees that it planned to close two of its Nonwoven plants in the U.S., with the planned transfer of certain of the business and equipment to other Company facilities in North America and Asia. The plant closures included the reduction of approximately 170 production and administrative staff positions. As a result of the restructuring, the Company recognized employee severance, equipment relocation and other associated costs of approximately $8.9 million during fiscal 2007. Manufacturing activities ceased at the two plants as of July 31, 2007.

        In October 2007, the Company communicated to its U.S. based employees a new severance plan for certain U.S. salaried employees. The plan basically provides that solely in the event that an employee is involuntarily terminated, the employee is entitled to certain severance pay based on years of service. Also, in December 2007, the Company approved a plan to restructure certain of its Nonwoven operations in the U.S. resulting in the centralization of certain business processes, the integration of certain operations and the elimination of certain positions. Based on the above plans, which are expected to be implemented throughout fiscal 2008, the Company, consistent with the provisions of SFAS No. 112, recognized employee severance and other associated costs of approximately $2.7 million in the fourth quarter of fiscal 2007.

        In June 2007, the Company announced a plan to close its Neunkirchen, Germany plant, a facility in the Nonwovens segment. The plant closure will include the reduction of approximately 72 positions when such consolidation efforts are completed in early fiscal 2008. As the details of the severance packages were communicated to, and agreed to by, the affected employees in July 2007, the Company, consistent with the provisions of SFAS No. 146, recognized the liability for certain of such severance costs in the second half of fiscal 2007 relating to this planned closure. During fiscal 2007, approximately $6.3 million of employee severance costs were recognized related to this plant closure, for which production activities ceased as of September 29, 2007. The Company also recorded approximately $1.9 million of equipment removal and relocation costs associated with the transfer of certain equipment to the Company's plant in Cuijk, The Netherlands and $1.4 million of other shut-down costs related to this plant closure in fiscal 2007.

        During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives for the Oriented Polymers segment, the Company negotiated certain changes with the union representing the employees of one of the Company's Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007. Additionally, the Company approved amendments to various postretirement benefit plans in the U.S. which curtailed or eliminated defined benefits previously available under the plans. The amendments, as adopted,

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminated the postretirement benefit for all current retirees of the Company, and substantially all active employees, as of the end of fiscal 2007. In accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (as amended), the Company recognized a gain in the fourth quarter of fiscal 2007 of approximately $3.3 million on the settlement of such plans.

        The Company has initiated certain restructuring initiatives pertaining to Oriented Polymers operations located in the U.S. During fiscal 2007, the Company recognized costs relating to such initiatives of approximately $0.9 million, primarily comprised of severance and outplacement costs. Additionally, during fiscal 2007 the Company incurred approximately $0.8 million of costs related to the corporate headquarters relocation initially undertaken in fiscal 2006 and other U.S. initiatives.

        The restructuring and plant realignment costs for fiscal 2006 were principally associated with (i) the Company's restructuring and consolidation plan for Europe, which included termination benefits provided to an executive officer of the Company, pursuant to Dutch law, in the amount of $2.1 million and costs associated with the planned closure of the Sweden plant of $1.1 million, (ii) costs related to the relocation of the corporate headquarters to Charlotte, North Carolina in the amount of $3.0 million, (iii) downsizing certain Canadian operations resulting in severance costs of $0.6 million, and (iv) costs in the amount of $0.3 million related to exiting leased facilities in Gainesville, Georgia.

Other costs

        During fiscal 2006, the Company and the Audit Committee of the Board of Directors of the Company, with assistance from special counsel, conducted an investigation which focused on a review of two settlement agreements and the relationship of these agreements with certain equipment purchase contracts and service agreements, which were negotiated between the Company and an equipment supplier in or about the same time frame. As a result of these actions, the Company concluded that the economic substance of the settlement agreements and the equipment purchase contracts and service agreements were substantially interdependent. On September 21, 2006, the Board of Directors of the Company asked the Chief Executive Officer and the Vice President, Global Purchasing to resign, and pending receipt of their resignations, relieved them of their duties as officers of the Company. Shortly thereafter, the Company entered into termination agreements with both executives. As a result of these events, the Company has incurred costs with respect to the investigation, termination benefits and other costs in the amount of $1.1 million during fiscal 2006 and an additional $0.7 million during fiscal 2007.

Abandoned acquisition costs

        During fiscal 2006, the Company incurred $4.0 million of costs, which were primarily comprised of third-party professional fees, in connection with a potential acquisition. When the negotiations with the acquisition target reached an impasse in the second quarter of fiscal 2006, the Company abandoned its efforts to consummate the acquisition and, accordingly, charged all costs with respect to the acquisition to the Consolidated Statement of Operations.

Note 4. Accounts Receivable Factoring Agreements

        The Company has entered into a factoring agreement to sell without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell, without recourse or discount, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        Approximately $186.7 million, $190.2 million and $130.0 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2007, 2006 and 2005, respectively. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $7.4 million and $6.6 million at December 29, 2007 and December 30, 2006, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Finished goods	$71,855	$64,090
Work in process	20,125	17,462
Raw materials and supplies	47,746	50,171

	$139,726	$131,723

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $13.0 million and $10.4 million at December 29, 2007 and December 30, 2006, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 6. Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	December 29, 2007	December 30, 2006
Land	$14,463	$13,735
Buildings and land improvements	108,410	119,157
Machinery, equipment and other	445,940	452,383
Construction in progress	49,442	8,286

	618,255	593,561
Less accumulated depreciation	(222,861)	(182,507)

	$395,394	$411,054

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Depreciation charged to expense was $56.1 million, $54.9 million and $51.3 million for fiscal years 2007, 2006 and 2005, respectively.

        The significant increase in construction in progress during fiscal 2007 compared to fiscal 2006 was due to the capital expansion projects under construction at December 29, 2007, including the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility and the construction of a new spunmelt line at our facilities near Buenos Aires, Argentina and San Luis Potosi, Mexico.

Note 7. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Cost:
Proprietary technology	$2,328	$1,352
Loan acquisition costs	9,205	9,191
Other	1,965	1,817

	13,498	12,360
Less accumulated amortization	(4,273)	(2,154)

	$9,225	$10,206

        In connection with the refinancing of the Company's then outstanding Bank Facility in November 2005, a portion of the unamortized loan acquisition costs associated with the April 2004 refinancing were written-off, in the amount of $3.0 million, and expensed in the Consolidated Statement of Operations. Additionally, $1.0 million of third-party costs incurred in connection with the 2005 refinancing were also charged to expense.

        Components of amortization expense are shown in the table below (in thousands):

	2007	2006	2005
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	$701	$4,438	$4,252
Loan acquisition costs, included in interest expense, net	1,386	1,339	1,977

Total amortization expense	$2,087	$5,777	$6,229

        Aggregate amortization expense for each of the next five years is expected to be as follows: 2008, $2.1 million; 2009, $2.1 million; 2010, $1.9 million; 2011, $1.8 million; and 2012, $1.1 million. Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $18.3 million and $15.6 million as of December 29, 2007 and December 30, 2006, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Debt

        Long-term debt consists of the following:

	December 29, 2007	December 30, 2006
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—average interest at 7.09% and 7.61% as of December 29, 2007 and December 30, 2006, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$390,300	$405,900
Argentine Facility:
Argentine Peso Loan—interest at 13.28% as of December 29, 2007; denominated in Argentine pesos with quarterly principal payments scheduled to begin in June 2008	7,617	—
United States Dollar Loan—interest at 8.26% as of December 29, 2007; denominated in U.S. dollars with quarterly principal payments scheduled to begin in June 2008	24,524	—
Other	863	686

	423,304	406,586
Less: Current maturities	(7,790)	(4,170)

	$415,514	$402,416

Scheduled Maturities

        The scheduled maturities of long-term debt at December 29, 2007 are as follows (in thousands):

2008	$7,790
2009	8,191
2010	8,160
2011	8,130
2012	376,930
2013 and thereafter	14,103

Total	$423,304

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that the Company maintain a leverage ratio of not more than 4.50:1:00, as of December 29, 2007, with decreases over time, with the next change occurring March 29, 2008, at which time the leverage ratio requirement will be 4.00:1:00. The interest expense coverage ratio requirement at December 29, 2007 was not less than 2.50:1.00, with increases over time, with the next change occurring March 29, 2008, at which time the requirement will be 2.75:1.00. The Company was in compliance with the debt covenants under the Credit Facility at December 29, 2007. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. While the Company intends to remain in compliance with these covenant requirements, the automatic adjustment as of March 29, 2008 narrows the margin by which the Company is able to comply with the covenant requirements. The Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and the Company has included the mandatory payments of approximately $1.0 million per quarter and the application of the remaining proceeds in the amount of approximately $1.0 million expected to be received from the sale of certain property and equipment in Current portion of long-term debt in the Consolidated Balance Sheet as of December 29, 2007. The Company may, in its discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an alternate base rate for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. There were no outstanding borrowings under the revolving credit facility as of December 29, 2007 or December 30, 2006. As of December 29, 2007, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $10.9 million, as described below. Average daily borrowings under the revolving credit facility, which were largely alternative base rate-based borrowings, for the period from December 31, 2006 to December 29, 2007 were $2.1 million at an average rate of 9.50%. Average daily borrowings under the revolving credit facility, which were largely LIBOR-based borrowings, for the period from January 1, 2006 to December 30, 2006 were $17.6 million at an average rate of 7.85%. The revolving credit portion of the Credit Facility matures on November 22, 2010.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge originally entered into in May 2004. This cash flow hedge agreement effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. This cash flow hedge agreement terminated on May 8, 2007. Additionally, in February 2007, the Company entered into another cash flow hedge agreement, which is effective May 8, 2007, matures June 29, 2009 and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Such cash flow hedge agreements are described more fully in Note 14 to the Consolidated Financial Statements.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of December 29, 2007, the Company had $10.9 million of standby and documentary letters of credit outstanding. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at December 29, 2007.

Subsidiary Indebtedness

        In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities are intended to finance working capital requirements. Outstanding indebtedness under these facilities was $3.7 million and $4.6 million at December 29, 2007 and December 30, 2006, respectively, which facilities mature at various dates through June 2008. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the Company's facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement amount to $38.4 million and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of December 29, 2007, the outstanding indebtedness was approximately $32.1 million, consisting of a $7.6 million Argentine peso-denominated loan and a $24.5 million U.S. dollar-denominated loan. Accrued interest on these loans, which is shown in Accounts payable and accrued liabilities in the Consolidated Balance Sheets, will become part of the loan principal balance at the conclusion of the construction period, at which time the principal payment amounts will be finalized. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate ("BAIBOR") plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments are scheduled to begin in June 2008 with the loans maturing in March 2016. These dates are subject to change based on the date of the last loan advance. Additionally, in March 2007, the subsidiary in Argentina entered into a short-term credit facility denominated in U.S. dollars with a financial institution in Argentina. This short-term credit facility is intended to finance working capital requirements as necessary. There were no amounts outstanding under the short-term credit facility as of December 29, 2007.

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to repay the loan on September 1, 2008, the Company will begin making monthly payments of

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal and interest at 6.25% per year. Based on the expectation that the principal will be repaid when it is due, this debt is shown in Current portion of long-term debt in the Consolidated Balance Sheet as of December 29, 2007.

Note 10. Income Taxes

        The components of income (loss) before income taxes are as follows (in thousands):

	2007	2006	2005
Domestic	$(6,446)	$(31,445)	$(9,002)
Foreign	(23,876)	7,565	29,579

	$(30,322)	$(23,880)	$20,577

        The components of income tax expense (benefit) are as follows (in thousands):

	2007	2006	2005
Current:
Federal and state	$969	$1,020	$(783)
Foreign	4,501	9,165	4,440
Deferred:
Federal and state	644	678	359
Foreign	2,724	(2,406)	6,869

Income tax expense	$8,838	$8,457	$10,885

        Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its hypothetical calculation. At December 29, 2007, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not been provided amounted to approximately $26.3 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

        As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of FIN 48 on the first day of fiscal 2007. The total amount of unrecognized tax benefits as of December 29, 2007 and December 30, 2006 were $14.3 million and $9.7 million, respectively. These amounts include accrued interest and penalties of $6.5 million and $5.0 million at December 29, 2007 and December 30, 2006, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2006	$9,729
Gross increases for tax positions of prior years	1,644
Gross decreases for tax positions of prior years	—
Increases in tax positions for the current year	2,968
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits as of December 29, 2007	$14,341

        The Company continues to evaluate unrecognized tax benefits as additional legislation and tax rulings are issued by the various tax authorities to which the Company is subject and as additional facts and circumstances develop. The Company does not anticipate a significant increase or decrease of the total amounts of unrecognized tax benefits within the next twelve months due to legislation, settlements or tax rulings.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company's tax provision includes the impact of recording reserves and any changes thereto. As of December 29, 2007, the Company has a number of open tax years with various taxing jurisdictions that range from 2001 to 2007. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Income taxes computed at the Company's U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	2007	2006	2005
Computed income tax expense (benefit) at statutory rate	$(10,613)	$(8,358)	$7,202
State income taxes, net of federal tax benefit	1,629	1,623	535
Utilization of post-emergence net operating loss carryforwards	—	—	(354)
Valuation allowance	16,091	7,738	282
Withholding taxes and tax credits	1,243	1,339	1,290
Effect of foreign operations, net	(1,763)	777	(381)
Effect of foreign earnings on U.S. taxes and other, net	(2,361)	5,338	2,311
Increase in FIN 48 liability	4,612	—	—

Income tax expense	$8,838	$8,457	$10,885

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

        At December 29, 2007, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Canada	$14,036	2008–2027
Germany	45,212	Indefinite
Netherlands	29,630	2016–2017
Sweden	956	Indefinite
United States (State)	896,898	Various
United States (Federal)	62,271	2024–2027

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In addition, the Company had the following credits for income tax purposes as of December 29, 2007 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Mexico	Asset Tax	$818	2008–2012
United States	Foreign Tax	15,169	2009
United States	Alternative Minimum Tax	692	Indefinite

        The Company conducts business in foreign jurisdictions which grant holidays from income taxes for a specified period. The Company recognized approximately $0.6 million of tax benefits during fiscal 2007 related to tax holidays in China.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Provision for bad debts	$1,838	$2,525
Inventory capitalization and allowances	3,434	2,188
Net operating loss and capital loss carryforwards	97,100	65,595
Tax credits	1,351	8,302
Foreign tax credits	15,169	15,169
Property, plant and equipment and intangibles, net	42,677	32,705
Other	24,920	21,384

Total deferred tax assets	186,489	147,868
Valuation allowance	(172,695)	(117,427)

Net deferred tax assets	13,794	30,441

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(8,082)	(21,865)
Stock basis of subsidiaries	(7,709)	(7,709)
Other, net	(15,776)	(32,435)

Total deferred tax liabilities	(31,567)	(62,009)

Net deferred tax liabilities	$(17,773)	$(31,568)

        A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is five years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative,

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has determined that valuation allowances of $172.7 million and $117.4 million are appropriate as of December 29, 2007 and December 30, 2006, respectively.

        During fiscal 2006, the Company: (a) recognized additional tax benefits from the utilization of preconfirmation net operating loss carryforwards; (b) completed the IRS examinations for fiscal years 2003 and 2004, effectively settling certain tax uncertainties with respect to those years; and (c) modified the tax basis of its investment in subsidiaries as a result of completing the IRS examination. In accordance with SOP 90-7, the Company has recognized the tax benefits with respect to such items which were originally estimated as of the Effective Date, in the amount of approximately $27.4 million, first eliminating goodwill of $10.2 million; second, eliminating all remaining intangibles established as of the Effective Date of $13.1 million; with the excess of such tax benefits over the amounts allocable to goodwill and other intangibles as a credit to Additional Paid-in Capital of $4.1 million. Also, the additional income tax benefits recognized in fiscal 2007 from preconfirmation tax attributes in the amount of $1.3 million were credited to Additional Paid-in Capital.

        There were income tax refunds receivable of $1.8 million and $0.1 million at December 29, 2007 and December 30, 2006, respectively. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Note 11. Pension and Postretirement Benefit Plans

        In September 2006, the FASB issued SFAS No. 158, which required employers to recognize the funded status of defined benefit plans and other postretirement benefit plans in the Consolidated Balance Sheets, with changes in the plan's funded status recognized as a component of Accumulated other comprehensive income. SFAS No. 158 has been applied by the Company as of December 30, 2006.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 and 2006 disclosures have been measured as of December 29, 2007 and December 30, 2006, respectively.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2007	2006	2007	2006
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,880)	$(12,946)	$(118,187)	$(112,579)
Additional benefit obligations	—	—	—	—
Service costs	—	—	(2,418)	(2,452)
Interest costs	(736)	(717)	(5,026)	(5,245)
Participant contributions	—	—	(151)	(142)
Plan amendments	—	—	(38)	3,849
Actuarial (loss)/gain	(403)	(241)	9,176	1,525
Currency translation adjustment and other	—	—	(13,765)	(8,067)
Settlements/curtailments	—	—	18,998	—
Benefit payments	1,101	1,024	3,032	4,924

Projected benefit obligation at end of year	$(12,918)	$(12,880)	$(108,379)	$(118,187)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,700	$10,259	$106,928	$92,348
Actual return on and additional plan assets	1,485	1,425	(424)	6,287
Employer and plan participant contributions	729	1,040	3,904	6,231
Plan amendments	—	—	—	—
Actuarial (loss)/gain	—	—	—	—
Settlements/curtailments	—	—	(17,456)	—
Benefit payments	(1,103)	(1,024)	(3,032)	(4,924)
Currency translation adjustment and other	—	—	13,328	6,986

Fair value of plan assets at end of year	$12,811	$11,700	$103,248	$106,928

Funded status	$(107)	$(1,180)	$(5,131)	$(11,259)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2007 and 2006, the total amount netted in the funded status above for such plans approximates $1.2 million and $0.9 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $0.7 million in 2007 and $0.5 million in 2006.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2007	2006	2007	2006
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(3,313)	$(3,021)	$(5,868)	$(7,201)
Additional benefit obligations	—	—	—	—
Service costs	(103)	(216)	(42)	(78)
Interest costs	(171)	(212)	(314)	(348)
Participant contributions	(36)	(96)	—	—
Plan amendments	—	—	—	591
Actuarial (loss)/gain	646	13	397	702
Currency translation adjustment and other	—	—	(1,070)	(23)
Settlements/curtailments	2,583	(191)	—	—
Benefit payments	262	410	441	489

Projected benefit obligation at end of year	$(132)	$(3,313)	$(6,456)	$(5,868)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer and plan participant contributions	225	315	441	489
Plan amendments	36	96	—	—
Benefit payments	(261)	(411)	(441)	(489)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(132)	$(3,313)	$(6,456)	$(5,868)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's pension plans as of December 29, 2007 and December 30, 2006 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2007	2006	2007	2006
Other assets	$—	$—	$1,231	$854
Accrued liabilities	—	—	(179)	(47)
Other liabilities	(107)	(1,180)	(6,183)	(12,066)
Accumulated other comprehensive (income) loss	(549)	(394)	6,406	12,628

Net amounts recognized	$(656)	$(1,574)	$1,275	$1,369

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's postretirement benefit plans as of December 29, 2007 and December 30, 2006 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2007	2006	2007	2006
Other assets	$—	$—	$—	$—
Accrued liabilities	(45)	(676)	(462)	(404)
Other liabilities	(87)	(2,637)	(5,994)	(5,464)
Accumulated other comprehensive (income) loss	(233)	(518)	(2,380)	(1,867)

Net amounts recognized	$(365)	$(3,831)	$(8,836)	$(7,735)

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, before taxes, for the Company's pension plans as of December 29, 2007 and December 30, 2006 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2007	2006	2007	2006
Transition net asset	$—	$—	$86	$107
Net actuarial (gain) loss	(549)	(394)	8,949	15,070
Prior service cost	—	—	(2,629)	(2,549)

Net amounts recognized	$(549)	$(394)	$6,406	$12,628

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, before taxes, for the Company's postretirement benefit plans as of December 29, 2007 and December 30, 2006 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2007	2006	2007	2006
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	(205)	(401)	(1,788)	(1,331)
Prior service cost	(28)	(117)	(592)	(536)

Net amounts recognized	$(233)	$(518)	$(2,380)	$(1,867)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Components of net periodic benefit costs for fiscal years 2007, 2006 and 2005 are as follows (in thousands):

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2007	2006	2005	2007	2006	2005
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$2,418	$2,452	$2,633
Interest costs on projected benefit obligation and other	736	717	724	5,025	5,245	5,117
Return on plan assets	(1,485)	(1,425)	(961)	424	(6,287)	(11,917)
Settlement loss	—	—	—	3,849	—	—
Net amortization of transition obligation and other	559	607	250	(6,270)	(306)	6,668

Periodic benefit cost, net	$(190)	$(101)	$13	$5,446	$1,104	$2,501

Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	2.375-7.5%	2.2-7.5%	6.5-7.5%
Discount rate on projected benefit obligations	5.75	5.75	5.75	5.30-8.25	4.50-5.00	4.25-5.25
Salary and wage escalation rate	N/A	N/A	N/A	2.0-3.0	2.0-3.0	2.0-3.0

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$103	$217	$132	$42	$78	$81
Interest costs on projected benefit obligation and other	171	212	190	314	348	376
Plan amendment	—	—	—	—	—	—
Curtailment/settlement (gain) loss	(3,303)	—	—	—	—	—
Net amortization of transition obligation and other	(211)	(26)	(37)	(252)	(94)	1,020

Periodic benefit cost, net	$(3,240)	$403	$285	$104	$332	$1,477

Weighted average assumption rates:
Discount rate on projected benefit obligations	5.75%	5.75%	5.75%	5.00-5.25%	5.00-5.25%	5.25-5.75%

        Discount rates are primarily based on the market yields of global bond indices for AA-rated corporate bonds, applied to a portfolio for which the term and currency correspond with the estimated term and currency of the obligation. During fiscal 2008, the Company expects to recognize amortization of actuarial gains/losses, prior service cost and transition obligation as components of net periodic benefit cost in the amounts of $(0.1) million, $0.4 million and $0.1 million, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives for Oriented Polymers, the Company negotiated certain changes with the union representing the employees of one of the Company's Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007. Additionally, the Company approved amendments to various postretirement benefit plans in the U.S. which curtailed or eliminated defined benefits previously available under the plans. The amendments, as adopted, eliminated the postretirement benefit for all current retirees of the Company, and substantially all active employees, as of the end of fiscal 2007. In accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (as amended), the Company recognized a gain in the fourth quarter of fiscal 2007 of approximately $3.3 million on the settlement of such plans.

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2008	8.0%
2009	7.5%
2010	7.0%
2011	6.5%
2012	6.0%
2013	5.5%
2014 and thereafter	5.0%

        A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2007 by $0.1 million and the accumulated postretirement benefit obligation as of December 29, 2007 by $0.4 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2007 by $0.1 million and the accumulated postretirement benefit obligation as of December 29, 2007 by $0.3 million.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

        The plans' weighted-average asset allocations by asset category are as follows:

	2007	2006
Equity Securities	40%	38%
Debt Securities	55	45
Other	5	17

Total	100%	100%

        The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with an overall targeted asset allocation of 40%-55% fixed income debt securities, 40%-55% equity securities and the remainder in cash or cash equivalents. The Investment Managers select investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plans' investment strategy. The Investment Managers will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

        It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

        The Company's practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2008 are expected to approximate $4.0 million.

Expected Benefit Payments

        The following table reflects the total benefits projected to be paid from the plans, or from the Company's general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments.

        The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2008	$5,619	$507
2009	6,133	509
2010	6,098	474
2011	6,313	472
2012	6,889	463
2013-2017	36,724	2,207

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.1 million, $2.5 million and $2.3 million for fiscal 2007, 2006 and 2005, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Stock Option and Restricted Stock Plans

Stock Option Plans

        The 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control or other events, as defined. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of December 29, 2007 and December 30, 2006, the Company had awarded grants of non-qualified stock options to purchase 380,675 shares and 310,500 shares of the Company's Class A Common Stock, respectively. Accordingly, at December 29, 2007, there remain 19,325 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). Prior to fiscal 2006, the Company elected to account for the 2003 Option Plan in accordance with the intrinsic value method as prescribed by APB No. 25. As of December 29, 2007, with respect to the 380,675 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 53,475 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of December 29, 2007. Accordingly, pursuant to the provisions of SFAS No. 123(R), 327,200 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of December 29, 2007. For fiscal 2007, the Company achieved 51% of its performance targets; accordingly, the Company recognized compensation costs for 51% of the compensation attributable to performance-based awards for the 2007 fiscal year. For fiscal 2006, no compensation costs were recognized for awards with performance-based vesting as the performance targets were not achieved. For fiscal 2005, full compensation costs were recognized for awards with performance-based targets since such targets were achieved. The compensation costs related to the 2003 Option Plan were $1.1 million, $0.2 million and $2.2 million during fiscal years 2007, 2006 and 2005, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Had the compensation expense methodology defined in SFAS No. 123(R) been applied for all periods presented, the Company's net earnings and earnings per common share for fiscal year 2005 would have been impacted as summarized in the discussion of the Company's stock-based compensation accounting policy in Note 2 to the Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the stock option activity related to the 2003 Option Plan for the years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	2007	2006	2005
Unexercised options outstanding—beginning of period	310,500	400,000	225,313
Granted	76,300	—	174,687
Exercised	—	—	—
Forfeited	6,125	89,500	—
Expired/canceled	—	—	—

Unexercised options outstanding—end of period	380,675	310,500	400,000

        All options granted under the 2003 Option Plan provide for an exercise price of $6.00 per share. The weighted average grant date fair value of options granted in fiscal 2007 and fiscal 2005 was $26.32 and $17.95, respectively.

	2007	2006	2005
Exercisable options:
Vested options as of year-end	199,352	174,454	156,328
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	19,325	89,500	—
Weighted average exercise price per share	$6.00	$6.00	$6.00

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of December 29, 2007 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	199,352	127,848
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	$2,791	$1,790
For nonvested options:
Compensation cost not yet recognized (in $000s)		$1,656
Weighted average period of recognition (years)		0.9

        The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2007	2006	2005
Annual dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	2.6	3.4	4.4
Risk-free interest rate	4.6%	4.3%	3.9%
Expected volatility	39.3%	41.0%	37.0%
Weighted average fair value per option granted	$26.32	$18.87	$17.95

        Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily price observations for the period subsequent to the Effective Date. The Company believes this

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense and that the estimate of forfeiture be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures, if significant, are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

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

        In fiscal 2007, 2006 and 2005, the Company awarded 7,920, 9,313 and 3,240 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. In addition, 12,500 restricted shares were approved for issuance by the Company's Board of Directors in September 2006 to the Company's Chairman of the Board as a component of his compensation for serving as interim Chief Executive Officer. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.2 million, $0.5 million and $0.1 million for fiscal years 2007, 2006 and 2005, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.2 million for fiscal 2007 and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $1.1 million as of December 29, 2007, and the weighted average period of recognition for such compensation was 1.7 years as of December 29, 2007. Additional paid-in capital in the Consolidated Balance Sheet as of December 29, 2007 is reflected net of such unearned compensation.

        As of December 29, 2007, there remain 74,387 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  2005 Employee Restricted Stock Plan

        The Company's 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of shares of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control or other events, as defined. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control and the completion of a minimum service period, as defined.

        During fiscal 2007, 71,800 restricted shares were awarded to certain employees of the Company, of which 50,000 shares were awarded under the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. In addition, 12,439 shares were surrendered during fiscal 2007 by employees to satisfy withholding requirements and 4,510 shares were forfeited during fiscal 2007.

        During fiscal 2006, 291,500 restricted shares were awarded to certain employees of the Company. In addition, 47,688 shares were surrendered during fiscal 2006 by employees to satisfy withholding requirements and 25,144 shares were forfeited during fiscal 2006.

        A summary of the status of the Company's nonvested shares issued under the 2005 Stock Plan as of December 29, 2007, and changes for the year ended December 29, 2007, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 30, 2006	96,842	$23.87
Shares:
Granted	40,015	26.50
Vested	(29,492)	23.68
Forfeited	(4,000)	24.02

Nonvested shares at December 29, 2007	103,365	24.93

        The total fair value of shares vested during the fiscal years ended December 29, 2007 and December 30, 2006 was $0.7 million and $2.6 million, respectively.

        The compensation costs associated with the 2005 Stock Plan totaled $1.1 million and $4.2 million for fiscal years 2007 and 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 29, 2007, awards of 273,519

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of the Company's Class A Common Stock were outstanding and 208,481 shares were available for future award under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of December 29, 2007, of the 273,519 shares awarded and outstanding under the 2005 Stock Plan, 50,640 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of December 29, 2007. Additionally, 25,000 shares are guaranteed to be awarded to the Company's Chief Executive Officer on April 23, 2008 under the terms of the Executive Employment Agreement. Accordingly, pursuant to the provisions of SFAS 123(R), 247,879 restricted shares are considered granted under the 2005 Stock Plan as of December 29, 2007. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.8 million as of December 29, 2007, and the weighted average period of recognition for such compensation was 1.4 years as of December 29, 2007. Additional paid-in capital in the Consolidated Balance Sheet as of December 29, 2007 is reflected net of such unearned compensation.

Note 13. Series A Convertible Pay-in-kind Preferred Shares

        In conjunction with the Company's refinancing in April 2004 of the Restructured Credit Facility, the Company's majority shareholder exchanged approximately $42.6 million in aggregate principal amount of 10.0% Convertible Subordinated Notes due 2007 (the "Junior Notes") it controlled for 42,633 shares of the Company's PIK Preferred Shares. Also, during the third quarter of fiscal 2004, $10.1 million in aggregate principal amount of the Company's Junior Notes were exchanged for 10,083 shares of the Company's PIK Preferred Shares and 6,719 shares of the Company's Class A Common Stock. Such Junior Notes were subordinated indebtedness of the Company and provided for interest at an annual rate of 10.0%, which interest, at the option of the holder, could be received in additional principal amounts of the Junior Notes or in cash. The Junior Notes could be converted, at the option of the holder, into shares of Class A Common Stock on the same terms as included in the PIK Preferred Shares (a conversion rate of 137.14286 shares of Class A Common Stock per share of the convertible security, which approximates an initial conversion price of approximately $7.29 per share). As the aforementioned exchanges were a component of the recapitalization of the Company, involving the majority shareholder and other common shareholders of the Company and the exchange by the majority shareholder was a requirement of the then new Bank Facility, the exchanges have been accounted for as a capital transaction and, accordingly, no gain or loss was recognized.

        Dividends on the PIK Preferred Shares accrued at an annual rate of 16.0% and were payable semi-annually in arrears on each January 1 and July 1, commencing with July 1, 2004. Such dividends were payable at the option of the Company; (i) through the issuance of additional shares of PIK Preferred Stock; (ii) in cash; or (iii) in a combination thereof. Accordingly, the Company accrued dividends at the stated rate of 16.0% until such time as the form of the dividend was declared by the Company's Board of Directors. If the dividend was paid-in-kind through the issuance of additional shares of PIK Preferred Stock, the Company recognized the dividend at the estimated fair value of the shares issued in excess of the amounts previously accrued. At any time prior to June 30, 2012, the holders of the PIK Preferred Shares could have elected to convert any or all of their PIK Preferred Shares into shares of the Company's Class A Common Stock at an initial conversion rate of 137.14286 shares of Class A Common Stock per share of PIK Preferred Shares which approximates an initial conversion price equal to $7.29 per share.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On January 14, 2005, the Company's Board of Directors declared that dividends accrued on the PIK Preferred Shares from the date of issuance through December 31, 2004, in the amount of $5.6 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on January 14, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company's Class A Common Stock of $18.50 per share, the fair value of the 5,540 additional PIK Preferred Shares issued in lieu of cash payment was approximately $14.1 million, which exceeded the amount previously accrued by the Company of $5.6 million, based on the stated rate of 16.0%, by approximately $8.5 million. On August 3, 2005, the Company's Board of Directors declared that dividends accrued on the PIK Preferred Shares from January 1, 2005 through June 30, 2005, in the amount of $4.7 million, would be paid in the form of PIK Preferred Shares. The Company recorded the value of the additional PIK Preferred Shares declared as a dividend on August 3, 2005, the date the Board of Directors declared that the accrued dividends were to be paid in the form of additional PIK Preferred Shares, rather than cash, reduced by the amount of dividends previously recorded at the stated 16.0% rate. Using the estimated market value of the Company's Class A Common Stock of $27.70 per share, the fair value of the 4,660 additional PIK Preferred Shares issued in lieu of cash payment was approximately $17.7 million, which exceeded the amount previously accrued by the Company of $4.7 million, based on the stated rate of 16.0%, by approximately $13.0 million. In addition, the Company accrued a charge for dividends of $1.8 million for the period from July 2, 2005 through the date that the PIK Preferred Shares were redeemed for, or converted to, shares of the Company's Class A Common Stock, as described below. Accordingly, total accrued and paid-in-kind dividends amounted to $28.0 million in fiscal year 2005.

        Also, on July 28, 2005, the Company's Board of Directors authorized the redemption of all of the Company's PIK Preferred Shares on or before September 30, 2005. On August 16, 2005, the Board of Directors set September 15, 2005 as the redemption date (the "Redemption Date"). In accordance with the terms of the PIK Preferred Shares, the Company would redeem all PIK Preferred Shares outstanding at the Redemption Date at a redemption rate of 37.26397 shares of Class A Common Stock per PIK Preferred Share. At any time prior to the Redemption Date, holders of PIK Preferred Shares could exercise their right to convert their PIK Preferred Shares into shares of Class A Common Stock at a conversion rate of 137.14286 shares of Class A Common Stock per PIK Preferred Share.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 9 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and expires on June 29, 2009, was $240.0 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%, which expired on May 8, 2007.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on current settlement values, was an obligation of $4.3 million as of December 29, 2007. That amount is included in Other noncurrent liabilities in the Consolidated Balance Sheets. The fair value of the interest rate swap that expired on May 8, 2007 was an asset of $1.5 million as of December 30, 2006. That amount was included in Other noncurrent assets in the Consolidated Balance Sheets.

        The impacts of these swaps on Interest expense, net in the Consolidated Statements of Operations were decreases of $1.8 million and $3.7 million for fiscal years 2007 and 2006, respectively, and an increase of $0.2 million for fiscal 2005.

        During fiscal years 2006 and 2005, the Company used foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments. There were no outstanding foreign exchange forward contracts with third party financial institutions at December 30, 2006 or December 29, 2007.

Note 15. Earnings Per Share and Shareholders' Equity

        As of December 29, 2007 and December 30, 2006, the Company's authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes, industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the fiscal years 2007, 2006 and 2005 relating to special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by segment is as follows (in thousands):

	2007	2006	2005
Net sales
Nonwovens	$885,672	$848,281	$763,777
Oriented Polymers	173,991	173,327	185,071

	$1,059,663	$1,021,608	$948,848

Operating income (loss)
Nonwovens	$79,445	$66,586	$66,211
Oriented Polymers	77	4,340	10,586
Unallocated Corporate	(18,227)	(26,616)	(20,793)
Eliminations	—	258	259

	61,295	44,568	56,263
Special (charges) credits, net	(61,734)	(38,683)	(9)

	$(439)	$5,885	$56,254

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$45,886	$48,998	$45,083
Oriented Polymers	10,460	10,373	10,643
Unallocated Corporate	725	211	106
Eliminations	(258)	(258)	(259)

Depreciation and amortization expense included in operating income	56,813	59,324	55,573
Amortization of loan acquisition costs	1,386	1,339	1,977

	$58,199	$60,663	$57,550

Capital spending
Nonwovens	$58,908	$64,952	$77,088
Oriented Polymers	969	2,438	1,814
Corporate	843	777	—

	$60,720	$68,167	$78,902

Division assets
Nonwovens	$772,597	$736,754	$715,977
Oriented Polymers	85,428	116,368	144,477
Corporate	1,350	390	2,096
Eliminations	(108,704)	(112,222)	(97,549)

	$750,671	$741,290	$765,001

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data:

        Export sales from the Company's United States operations to unaffiliated customers approximated $78.3 million, $66.7 million and $60.6 million during fiscal years 2007, 2006 and 2005, respectively. Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	2007	2006	2005
Net sales
United States	$453,697	$466,956	$444,968
Canada	109,225	108,571	116,158
Europe	197,446	185,231	184,743
Asia	86,525	54,474	44,297
Latin America	212,770	206,376	158,682

	$1,059,663	$1,021,608	$948,848

Operating income (loss)
United States	$5,916	$(8,822)	$3,327
Canada	(3,937)	(1,073)	3,114
Europe	14,066	15,422	15,840
Asia	11,459	5,560	5,445
Latin America	33,791	33,481	28,537

	61,295	44,568	56,263
Special (charges) credits, net	(61,734)	(38,683)	(9)

	$(439)	$5,885	$56,254

Depreciation and amortization expense included in operating income (loss)
United States	$19,578	$25,478	$24,891
Canada	8,264	8,139	8,429
Europe	8,628	9,226	9,286
Asia	7,821	5,025	4,149
Latin America	12,522	11,456	8,818

Depreciation and amortization expense included in operating income	56,813	59,324	55,573
Amortization of loan acquisition costs	1,386	1,339	1,977

	$58,199	$60,663	$57,550

Identifiable assets (including intangible assets)
United States	$283,242	$302,921	$323,596
Canada	47,736	76,170	94,531
Europe	203,048	193,372	202,324
Asia	102,225	91,383	60,267
Latin America	223,198	189,669	181,834
Eliminations	(108,778)	(112,225)	(97,551)

	$750,671	$741,290	$765,001

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Foreign Currency (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	2007	2006	2005
Included in operating income	$(554)	$1,229	$671
Included in other expense (income)	315	68	(280)

	$(239)	$1,297	$391

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

        The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in foreign currency (gain) loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other (gain) loss, net.

Note 18. Commitments and Contingencies

Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.7 million, $4.3 million and $3.9 million in fiscal years 2007, 2006 and 2005, respectively. Rental income approximated $0.2 million in fiscal year 2005. There was no rental income in fiscal years 2007 and 2006. The expenses are generally recognized on a straight-line basis over the life of the lease. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 29, 2007 are presented in the following table (in thousands):

Gross Minimum Rental Payments
2008	$3,868
2009	2,666
2010	1,392
2011	1,155
2012	717
Thereafter	902

$10,700

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

        At December 29, 2007, the Company had commitments of approximately $73.1 million related to the purchase of raw materials, maintenance and converting services. Additionally, the Company has several major committed capital projects, including the installment of a new spunmelt line at the Company's facility near Buenos Aires, Argentina, the retrofit of an existing hydroentanglement line at the Benson, North Carolina plant to produce Spinlace ® products and the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments with respect to these three major capital expansion projects as of December 29, 2007 totaled approximately $52.5 million, which are expected to be substantially expended over fiscal year 2008 and the first half of fiscal 2009. As more fully explained in Note 9 of the Consolidated Financial Statements, the Company has obtained local financing to fund a substantial portion of the capital expansion in Argentina. Additionally, the Company expects to obtain local financing subsequent to December 29, 2007 to support a significant portion of the capital cost of the expansion in Mexico.

        In June 2006, one of the Company's subsidiaries, Fabpro Oriented Polymers, Inc. ("Fabpro") entered an agreement relating to the sale of certain assets for $2.3 million and a supply and marketing rights agreement ("supply agreement") with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

Collective Bargaining Agreements

        At December 29, 2007, the Company had approximately 3,210 employees worldwide. Of this total, approximately 37% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 23% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

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

Litigation

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

        On July 5, 2007, the Company received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by the Company's Audit Committee into certain transactions between the Company and an equipment supplier and related matters. The SEC requested documents related to the Audit Committee's investigation. The Company has furnished documents to the SEC in response to this request. In addition, the Company

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has met with the SEC to explain the Audit Committee's process and to otherwise respond to any questions. The Company intends to comply with any additional requests, if any, from the SEC.

Note 19. Quarterly Results of Operations (Unaudited)

        Quarterly financial data for the fiscal year ended December 29, 2007 and the fiscal year ended December 30, 2006 is presented below (amounts in thousands, except for per share data). All 2007 and 2006 fiscal quarters were comprised of 13 weeks.

Quarterly data for fiscal 2007:

	Fourth Quarter Ended December 29, 2007	Third Quarter Ended September 29, 2007	Second Quarter Ended June 30, 2007	First Quarter Ended March 31, 2007
Operating data:
Net sales	$265,425	$256,186	$271,015	$267,037
Gross profit	38,866	39,671	44,288	46,038
Net income (loss)	(21,769)	(20,910)	1,243	290
Income (loss) applicable to common shareholders	(21,769)	(20,910)	1,243	290
Income (loss) per common share—basic	$(1.12)	$(1.08)	$0.06	$0.01
Income (loss) per common share—diluted	$(1.12)	$(1.08)	$0.06	$0.01

        During the fourth quarter of fiscal 2007, the Company recorded special charges, net of approximately $31.5 million. See Note 3 to the Consolidated Financial Statements for additional details related to such special charges, net recognized in fiscal 2007. The Company also recognized gains on the sale of certain assets of approximately $2.4 million. Additionally, the Company recognized an income tax benefit of $3.5 million on a pre-tax loss of $24.8 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in tax legislation. See Note 10 to the Consolidated Financial Statements for additional details related to the fiscal year 2007 income tax provision.

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

        During the fourth quarter of fiscal 2006, the Company recorded special charges, net of approximately $21.9 million. See Note 3 to the Consolidated Financial Statements for additional details related to such special charges, net recognized in fiscal 2006. Additionally, the Company recognized an

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax expense of $3.6 million on a pre-tax loss of $15.2 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as an adjustment to tax accruals recorded through the previous quarters. See Note 10 to the Consolidated Financial Statements for additional details related to the fiscal year 2006 income tax provision.

Note 20. Supplemental Cash Flow Information

        Cash payments of interest and taxes consist of the following (in thousands):

	2007	2006	2005
Cash payments of interest, net of amounts capitalized	$31,833	$27,546	$34,139
Cash payments (refunds) of income taxes, net	7,676	6,498	(9,705)

        Noncash investing or financing transactions in fiscal 2007 included the surrender of 12,439 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations. Also, the Company recorded $7.1 million of property, plant and equipment additions, for which payment had not been made as of December 29, 2007 and $1.0 million of proceeds on the sale of certain assets, for which payment had not been received as of December 29, 2007.

        Noncash investing or financing transactions in fiscal 2006 included the surrender of 47,688 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $1.3 million to satisfy employee withholding tax obligations.

        Noncash investing or financing transactions in fiscal 2005 included: (i) the conversion or redemption of 62,926 shares of the Company's PIK Preferred Shares into approximately 8,629,346 shares of the Company's Class A Common Stock, (ii) the issuance of 10,200 PIK Preferred Shares as payment-in-kind, in lieu of cash payment, of approximately $10.3 million of dividends on the Company's PIK Preferred Shares, which resulted in an additional non-cash dividend charge of approximately $21.5 million in excess of the amounts accrued at the stated dividend rate of 16.0% on the PIK Preferred Shares, and (iii) the accrual of $1.8 million of dividends on the PIK Preferred Shares from the date of the last dividend declaration date to the date the PIK Preferred Stock were redeemed or converted to Class A Common Stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 29, 2007.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 29, 2007.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting in the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.

        We have audited Polymer Group, Inc. (a Delaware corporation) and subsidiaries' internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Polymer Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Polymer Group, Inc. and subsidiaries' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Polymer Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polymer Group, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 29, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP
Columbia, South Carolina
March 11, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item is set forth under the captions "Nominees for Director" and "Executive Officers" in our definitive proxy materials, which information is incorporated herein by reference.

        Information on the beneficial ownership reporting for our directors, executive officers, and certain beneficial owners is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy materials, which information is incorporated herein by reference.

        Information on stockholder nominations to our Board of Directors, Audit Committee and Audit Committee Financial Expert is set forth under the caption "Information About the Board of Directors" in our definitive proxy materials, which information is incorporated herein by reference.

        We have a Code of Conduct that applies to all officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and other key financial and accounting officers. The Code of Conduct can be found on the Investors' page of our publicly-available website (www.polymergroupinc.com). We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by Securities and Exchange Commission regulations, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this Item relating to executive compensation and director compensation is set forth under the caption "Executive Compensation" in our definitive proxy materials, which information is incorporated herein by reference.

        Information required under this Item relating to Compensation Committee Interlocks and Insider Participation is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in our definitive proxy materials, which information is incorporated herein by reference.

        The Compensation Committee Report required under this Item is set forth under the caption "Compensation Committee Report" in our definitive proxy materials, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy materials, which information is incorporated herein by reference.

        The following table provides certain information as of December 29, 2007 with respect to our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
—2003 Stock Option Plan	380,675	$6.00	19,325
—2004 Restricted Stock Plan for Directors(1)	—	—	74,387
—2005 Employee Restricted Stock Plan	—	—	208,481

Total	380,675		302,193

(1)
Under the 2004 Restricted Stock for Directors, and unless otherwise determined by a committee of our Board of Directors not eligible to receive restricted shares under the plan, $10,000 of a director's yearly fee will be payable in shares of our Class A Common Stock. In addition, directors may elect to receive restricted stock in lieu of cash payments for director's fees.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required under this Item relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy materials, which information is incorporated herein by reference.

        Information required under this Item relating to director independence is set forth under the caption "Information About the Board of Directors" in our definitive proxy materials, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this Item is set forth under the caption "Independent Public Accountants" in our definitive proxy materials, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

        The following consolidated financial statements and reports of Independent Registered Public Accounting Firms required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

  •
  Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006.

  •
  Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

  •
  Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

  •
  Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated By-Laws of the Company.
4.1	Shareholders Agreement, dated as of March 5, 2003. (2)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004. (3)
10.1	Credit Agreement, dated as of November 22, 2005, among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the "2005 Credit Agreement"). (4)
10.2	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (5)
10.3	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (6)

10.4	Guarantee Agreement, dated as of November 22, 2005, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., Citicorp North America, Inc. as Collateral Agent and Administrative Agent. (7)
10.5	Amendment No. 1 to the 2005 Credit Agreement, dated as of December 8, 2006. (8)
10.6	Executive Employment Agreement, dated as of March 29, 2007, between Polymer Group, Inc. and Veronica M. Hagen. (9)**
10.7	Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and James L. Schaeffer. (10)*
10.8	Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and Willis C. Moore, III. (11)**
10.9	Amendment No. 1, dated as of March 30, 2007, to Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and Willis C. Moore, III. (12)**
10.10	Form of Change in Control Severance Compensation Agreements. (13)**
10.11	Polymer Group, Inc. 2003 Stock Option Plan. (14)**
10.12	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (15)**
10.13	Polymer Group, Inc. 2004 Restricted Stock Plan. (16)**
10.14	Polymer Group, Inc. 2005 Stock Option Plan. (17)*
10.15	Form of Stock Option Agreement for 2003 Plan. (18)**
10.16	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (19)**
10.17	Polymer Group, Inc. 2005 Employee Restricted Stock Plan. (20)**
10.18	Form of Restricted Stock Award Agreement. (21)**
10.19	Termination Agreement, dated as of May 8, 2006, between PGI Nonwovens B.V. and Mr. R. Altdorf. (22)*
10.20	Consulting Agreement, dated as of May 8, 2006, between PGI Nonwovens B.V. and Mr. R. Altdorf. (23)
10.21	Severance Agreement, dated as of October 31, 2006, between James L. Schaeffer and Polymer Group, Inc. (24)*
10.22	Separation Agreement, dated as of November 7, 2006, between James Snyder and Polymer Group, Inc. (25)*
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

(2)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003.

(3)
Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2005.

(4)
Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(5)
Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(6)
Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(7)
Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(8)
Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K/A Amendment No. 2 filed with the SEC on April 5, 2007.

(9)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(10)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(11)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(12)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(13)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(14)
Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(15)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(16)
Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(17)
Incorporated by reference to Annex III of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(18)
Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(19)
Incorporated by reference to Annex II of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(20)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006.

(21)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 30, 2006.

(22)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2006.

(23)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2006.

(24)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006.

(25)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006.

*
The Company has no remaining obligations under these agreements. These documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601(b)(10) of Regulation S-K, which requires the filing of every material agreement that was entered into not more than two years before the filing of this Annual Report on Form 10-K.

**
Management contract or compensatory plan or arrangement.

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		COLUMN C
COLUMN A	COLUMN B					COLUMN D		COLUMN E
		ADDITIONS
						DEDUCTIONS
	Balance at beginning of period	Charged To costs and expenses		Charged to other accounts (Describe)				Balance at end of period
Description						(Describe)
Fiscal Year ended December 29, 2007
Allowance for doubtful accounts	$7,580	(491)	(1)	(84)	(2)	1,433	(3)	$5,572
Valuation allowance for deferred tax assets	117,427	16,091		39,821	(2)(4)	644	(8)	172,695
Plant realignment	2,044	23,543		233		19,917	(5)	5,903
Fiscal Year ended December 30, 2006
Allowance for doubtful accounts	$9,586	(523	)(6)	35	(2)	1,518	(3)	$7,580
Valuation allowance for deferred tax assets	98,536	8,835		11,754	(2)(4)	1,698	(7)	117,427
Plant realignment	163	7,135		30		5,284	(5)	2,044
Fiscal Year ended December 31, 2005
Allowance for doubtful accounts	$9,725	1,350		48	(2)	1,537	(3)	$9,586
Valuation allowance for deferred tax assets	103,854	2,681		—		7,999	(2)(8)	98,536
Plant realignment	561	9		(32)		375	(5)	163

(1)
Reserve adjustments of $1,247, net of current year provision of $756.

(2)
Foreign currency translation adjustments.

(3)
Uncollectible accounts written-off.

(4)
Recognition of additional deferred tax assets and valuation allowances related to temporary differences not impacting the Consolidated Statement of Operations and the true-up of deferred tax assets.

(5)
Cash payments and adjustments.

(6)
Reserve adjustments of $1,232, net of current year provision of $709.

(7)
Net reduction to goodwill.

(8)
Net reductions due to realizations of deferred tax assets.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: March 11, 2008	By:	/s/ WILLIS C. MOORE, III Willis C. Moore, III Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 2008.

Signature	Title

/s/ VERONICA M. HAGEN Veronica M. Hagen	Chief Executive Officer and Director
/s/ WILLIS C. MOORE, III Willis C. Moore, III	Chief Financial Officer
/s/ ROBERT J. KOCOUREK Robert J. Kocourek	Chief Accounting Officer
/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
/s/ PEDRO A. ARIAS Pedro A. Arias	Director
/s/ RAMON BETOLAZA Ramon Betolaza	Director
/s/ LAP WAI CHAN Lap Wai Chan	Director
/s/ EUGENE LINDEN Eugene Linden	Director
/s/ WADE D. NESMITH Wade D. Nesmith	Director
/s/ JAMES A. OVENDEN James A. Ovenden	Director
/s/ CHARLES E. VOLPE Charles E. Volpe	Director

QuickLinks

POLYMER GROUP, INC. FORM 10-K For the Fiscal Year Ended December 29, 2007 INDEX
IMPORTANT INFORMATION REGARDING THIS FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG POLYMER GROUP, RUSSELL 2000 INDEX AND PEER GROUP INDEX(1)
Note to Selected Consolidated Financial Data
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
POLYMER GROUP, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) For the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005 (In Thousands)
POLYMER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
POLYMER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
POLYMER GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
SIGNATURES