Form 10-Q
period 2008-03-29
POLYMER GROUP INC
filed 2008-05-08
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        On May 2, 2008 there were 19,346,163 shares of Class A common stock, 104,534 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

        Readers should consider the following information as they review this Form 10-Q:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-Q refer to Polymer Group, Inc. and its subsidiaries.

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

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, we do not undertake any obligation to update these statements and caution against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. "Risk Factors" in our Annual Report on Form 10-K. There can be no assurances that these events will occur or that our results will be as estimated.

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,816	$32,766
Accounts receivable, net	147,626	139,505
Inventories	136,236	139,726
Deferred income taxes	3,777	2,371
Other current assets	31,506	25,467

Total current assets	340,961	339,835
Property, plant and equipment, net	397,496	395,394
Intangibles and loan acquisition costs, net	8,694	9,341
Deferred income taxes	63	41
Other assets	7,706	6,060

Total assets	$754,920	$750,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,142	$3,654
Accounts payable and accrued liabilities	153,812	150,365
Income taxes payable	3,751	2,069
Current portion of long-term debt	8,659	7,790

Total current liabilities	170,364	163,878
Long-term debt	400,114	415,514
Deferred income taxes	22,397	20,185
Other noncurrent liabilities	36,669	32,817

Total liabilities	629,544	632,394
Minority interests	19,637	19,745
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,320,692 and 19,274,415 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	193	193
Class B convertible common stock—106,905 and 107,805 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	1	1
Class C convertible common stock—24,319 shares issued and outstanding at March 29, 2008 and December 29, 2007	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	191,837	190,147
Retained earnings (deficit)	(135,018)	(136,442)
Accumulated other comprehensive income	48,726	44,633

Total shareholders' equity	105,739	98,532

Total liabilities and shareholders' equity	$754,920	$750,671

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Net sales	$273,773	$267,037
Cost of goods sold	230,867	220,999

Gross profit	42,906	46,038
Selling, general and administrative expenses	30,700	28,442
Special charges, net	1,363	6,377
Foreign currency (gain) loss, net	(1,292)	(502)

Operating income	12,135	11,721
Other expense (income):
Interest expense, net	8,707	8,134
Foreign currency and other (gain) loss, net	487	(1,802)

Income before income tax expense and minority interests	2,941	5,389
Income tax expense	1,624	4,589
Minority interests, net of tax	(107)	510

Net income	$1,424	$290

Income per common share:
Basic	$0.07	$0.02

Diluted	$0.07	$0.01

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Operating activities:
Net income	$1,424	$290
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(826)	4,060
Depreciation and amortization	13,133	14,549
Pension settlement loss	—	3,849
Noncash compensation	1,849	711
Changes in operating assets and liabilities:
Accounts receivable, net	(5,161)	(12,922)
Inventories	5,432	(5,458)
Other current assets	(7,039)	(4,655)
Accounts payable and accrued liabilities	5,909	(6,430)
Other, net	(494)	(2,456)

Net cash provided by (used in) operating activities	14,227	(8,462)

Investing activities:
Purchases of property, plant and equipment	(12,579)	(10,963)
Proceeds from sale of assets	1,000	174
Acquisition of intangibles and other	(102)	—

Net cash used in investing activities	(11,681)	(10,789)

Financing activities:
Proceeds from borrowings	8,763	20,544
Repayment of borrowings	(22,797)	(11,545)
Repayments of advances from equipment supplier	—	(2,792)

Net cash provided by (used in) financing activities	(14,034)	6,207

Effect of exchange rate changes on cash	538	43

Net decrease in cash and cash equivalents	(10,950)	(13,001)
Cash and cash equivalents at beginning of period	32,766	32,104

Cash and cash equivalents at end of period	$21,816	$19,103

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

        The accompanying unaudited interim Consolidated Financial Statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying unaudited interim Consolidated Financial Statements. All amounts are presented in United States ("U.S.") dollars, unless otherwise noted.

        The accompanying unaudited interim Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended December 29, 2007. In the judgment of management, these unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 29, 2007 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with the methodology defined in Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method. The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior awards are measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions.

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

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $48.7 million at March 29, 2008 consisted of $58.3 million of currency translation gains (net of income taxes of $12.6 million), $1.3 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $8.3 million of cash flow hedge losses. Accumulated other comprehensive income of $44.6 million at December 29, 2007 consisted of $50.8 million of currency translation gains (net of income taxes of $10.6 million), $1.9 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $4.3 million of cash flow hedge losses. Comprehensive income for the three months ended March 29, 2008 and the three months ended March 31, 2007 amounted to $5.5 million and $2.6 million, respectively.

Recent Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 11 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 4, 2009 adoption of the remainder of the standard.

        On December 30, 2007 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The Company is beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

of fiscal 2009, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009, and currently does not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $5.9 million and $5.6 million at March 29, 2008 and December 29, 2007, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to The Procter & Gamble Company ("P&G") accounted for approximately 11% and 12% of the Company's sales in the first quarter of fiscal 2008 and 2007, respectively.

        The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation was subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell without recourse or discount, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        During the first quarter of fiscal 2008, approximately $56.9 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $46.8 million during the first quarter of fiscal 2007. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $7.0 million and $7.4 million at March 29, 2008 and December 29, 2007, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 3. Special Charges, Net

        The Company's operating income includes special charges, net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Restructuring and plant realignment costs	$1,352	$6,207
Other	11	170

	$1,363	$6,377

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the three month period ended March 29, 2008 (in thousands):

Balance accrued at beginning of year	$5,903
2008 restructuring and plant realignment costs	1,352
Cash payments	(2,501)
Adjustments	48

Balance accrued at end of period	$4,802

        The restructuring and plant realignment costs in the first quarter of fiscal 2008 are comprised of $1.6 million of equipment relocation and other shut-down costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, net of $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first quarter of fiscal 2007 were principally associated with (i) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company's Canadian operations in the amount of $3.8 million, (ii) the Company's planned closure of two of its plants in the United States, which was communicated to affected

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

employees in January 2007, in the amount of $2.3 million and (iii) costs of $0.1 million related to the relocation of the corporate headquarters to Charlotte, North Carolina.

Other costs

        During the first quarter of fiscal 2007, the Company incurred approximately $0.2 million of additional third-party costs associated with the investigation by the Board of Directors initiated in fiscal 2006 that led to the departure of the Company's then Chief Executive Officer and its Vice President, Global Purchasing, and the resulting hiring of its current Chief Executive Officer.

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Finished goods	$72,870	$71,855
Work in process	22,671	20,125
Raw materials and supplies	40,695	47,746

	$136,236	$139,726

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $13.4 million and $13.0 million at March 29, 2008 and December 29, 2007, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Cost:
Proprietary technology	$2,201	$2,328
Loan acquisition costs	9,205	9,205
Other	2,179	2,207

	13,585	13,740
Less accumulated amortization	(4,891)	(4,399)

	$8,694	$9,341

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$210	$125
Loan acquisition costs included in interest expense, net	345	345

Total amortization expense	$555	$470

        Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $23.3 million and $18.3 million as of March 29, 2008 and December 29, 2007, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	March 29, 2008	December 29, 2007
Credit Facility, as defined below, stated interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 4.92% and 7.09% as of March 29, 2008 and December 29, 2007, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$369,275	$390,300
Argentine Facility:
Argentine Peso Loan—interest at 14.50% and 13.28% as of March 29, 2008 and December 29, 2007, respectively; denominated in Argentine pesos with quarterly principal payments scheduled to begin in June 2008	8,364	7,617
United States Dollar Loan—interest at 6.55% and 8.26% as of March 29, 2008 and December 29, 2007, respectively; denominated in U.S. dollars with quarterly principal payments scheduled to begin in June 2008	30,333	24,524
Other	801	863

	408,773	423,304
Less: Current maturities	(8,659)	(7,790)

	$400,114	$415,514

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that the Company maintain a leverage ratio of not more than 4.00:1:00, as of March 29, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1:00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at March 29, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. The Company was in compliance with the debt covenants under the Credit Facility at March 29, 2008. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. While the Company intends to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results. The Company currently estimates that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first quarter of fiscal 2008 and that no additional excess cash flow payments will be due with respect to fiscal 2008. The Company has classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in the Consolidated Balance Sheet as of March 29, 2008. The Company may, in its discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments. No additional amounts were due under the excess cash flow provisions of the Credit Facility with respect to fiscal 2007.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate ("ABR") for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. There were no borrowings under the revolving credit facility as of March 29, 2008 or December 29, 2007. As of March 29, 2008, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $3.9 million, as described below. There were no daily borrowings under the revolving credit facility for the period from December 30, 2007 to March 29, 2008. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 11 to the Consolidated Financial Statements. During the first quarter of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

fiscal 2007, the Company had a position in a prior cash flow hedge agreement, which terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of March 29, 2008, the Company had $3.9 million of standby and documentary letters of credit outstanding. Letters of credit are in place to provide added assurance for certain raw material vendors and administrative service providers. None of these letters of credit had been drawn on at March 29, 2008.

Subsidiary Indebtedness

        In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities, which were extended during fiscal 2007, are intended to finance working capital requirements. In fiscal 2007, the Company's operations in Argentina entered into a short-term credit facility intended to finance working capital requirements. Outstanding indebtedness under these facilities was $4.1 million and $3.7 million at March 29, 2008 and December 29, 2007, respectively, which facilities mature at various dates through September 2008. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, not including any interest added to the debt, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan, and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of March 29, 2008, the outstanding indebtedness was approximately $38.7 million, consisting of an $8.4 million Argentine peso-denominated loan and a $30.3 million U.S. dollar-denominated loan. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments are scheduled to begin in August 2008 with the loans maturing in June 2016. These dates are subject to change based on the date of the last loan advance.

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2008. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company elects not to pay the loan on September 1, 2008, the Company will begin making monthly payments of principal and interest at 6.25% per year. Based on the expectation that the principal will be repaid when it is due, this debt is shown in Current portion of long-term debt in the Consolidated Balance Sheet as of March 29, 2008 and December 29, 2007.

Note 8. Income Taxes

        During the three months ended March 29, 2008, the Company recognized income tax expense of $1.6 million on consolidated income before income taxes of $2.9 million. This income tax expense is

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        During the three months ended March 31, 2007, the Company recognized income tax expense of $4.6 million on consolidated pre-tax income of $5.4 million. This income tax expense is significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") and FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

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

        At implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 by $4.6 million, which included $1.6 million of interest and penalties.

        During the three months ended March 29, 2008, the Company increased the liability for unrecognized tax benefits by $0.4 million, which included interest and penalties of $0.3 million.

        Of the total unrecognized tax benefits of $14.7 million as of March 29, 2008, $10.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. There have not been any decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Included in the balance of unrecognized tax benefits at March 29, 2008 was $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state settlement negotiations and the lapse of statutes of limitations.

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

        As of March 29, 2008, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2007. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

        There were income tax refunds receivable of $2.2 million and $1.8 million at March 29, 2008 and December 29, 2007, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 9. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

        Components of net periodic benefit costs for the three months ended March 29, 2008 and March 31, 2007 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Current service costs	$624	$588	$9	$43
Interest costs on projected benefit obligation and other	1,670	1,376	85	114
Return on plan assets	(1,861)	(1,681)	—	—
Amortization of transition obligation and other	(23)	(25)	(97)	(68)
Settlement loss	—	3,849	—	—

Periodic benefit cost, net	$410	$4,107	$(3)	$89

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        As of March 29, 2008, the Company had contributed $3.9 million to its pension and postretirement benefit plans for the 2008 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007 (the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with SFAS No. 87 "Employers' Accounting for Pensions." The Company presently anticipates contributing an additional $1.0 million to fund its plans in 2008, for a total of $4.9 million.

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

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. The stock options have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of March 29, 2008 and December 29, 2007, the Company had awarded grants of non-qualified stock options to purchase 373,755 shares and 380,675 shares of the Company's Class A Common Stock, respectively. Accordingly, at March 29, 2008, there remain 26,245 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of March 29, 2008, with respect to the 373,755 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 23,570 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of March 29, 2008. Accordingly, pursuant to the provisions of SFAS No. 123(R), 350,185 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of March 29, 2008. For fiscal 2007, the Company achieved 51% of its performance targets; accordingly, the Company recognized compensation costs for 51% of the compensation attributable to performance-based awards for the 2007 fiscal year. On March 12, 2008, the Compensation Committee approved vesting of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan. The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company has recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were $0.6 million and $0.5 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of March 29, 2008 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	293,419	56,766
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	$2,057	$398
For nonvested options:
Compensation cost not yet recognized (in $000s)		$727
Weighted average period of recognition (years)		1.7

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

Restricted Stock Plans

  2004 Restricted Stock Plan for Directors

        The Company's shareholders and Board of Directors approved the 2004 Restricted Stock Plan for Directors (the "2004 Restricted Plan"), which expires in 2014, for the issuance of restricted shares of the Company's Class A Common Stock to Directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company's Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan.

        In the first three months of fiscal 2008 and fiscal 2007, the Company awarded 4,640 and 2,874 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.1 million for each of the periods noted above and was included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million for the first quarter of fiscal 2008 and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $1.0 million as of March 29, 2008, and the weighted average period of recognition for such compensation was 1.6 years as of March 29, 2008.

        As of March 29, 2008, there remain 69,747 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        During the first quarter of fiscal 2008, 50,298 restricted shares were awarded to certain employees of the Company. In addition, 8,536 shares were surrendered during the first quarter of fiscal 2008 by employees to satisfy withholding requirements and 525 shares were forfeited. During the first quarter of fiscal 2007, 800 restricted shares were awarded to certain employees of the Company. In addition, 11,869 shares were surrendered during the first quarter of fiscal 2007 by employees to satisfy withholding requirements.

        The compensation costs associated with the 2005 Stock Plan totaled $1.1 million and $0.2 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 29, 2008, awards of 314,756 shares of the Company's Class A Common Stock are outstanding and 167,244 shares were available for future grant under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of March 29, 2008, of the 314,756 shares awarded and outstanding under the 2005 Stock Plan, 32,140 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of March 29, 2008. Additionally, 25,000 shares were

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

guaranteed and were awarded to the Company's Chief Executive Officer on April 23, 2008 under the terms of the Executive Employment Agreement. Accordingly, pursuant to the provisions of SFAS 123(R), 307,616 restricted shares are considered granted and outstanding under the 2005 Stock Plan as of March 29, 2008. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.8 million as of March 29, 2008, and the weighted average period of recognition for such compensation was 1.4 years as of March 29, 2008.

  2008 Long-Term Stock Incentive Plan

        In April 2008, The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was adopted by the Company's Board of Directors. The 2008 LTI Stock Plan is subject to approval by the shareholders at the Annual Meeting of Shareholders scheduled for May 22, 2008. If it is approved by the shareholders, it will be administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, reserves for issuance under the Plan 425,000 shares of the Company's Class A Common Stock to employees of the Company. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control or other events, as defined.

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the Consolidated Financial Statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and expires on June 29, 2009, was $240.0 million at both March 29, 2008 and December 29, 2007. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%, which expired on May 8, 2007.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on indicative price information obtained via a third party valuation, was an obligation of $8.3 million and $4.3 million as of March 29, 2008 and December 29, 2007,

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

respectively. Those amounts are included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The interest rate swap is valued on a recurring basis at fair value, as described above (Level 2 input, as defined by SFAS No. 157). The unrealized loss in the interest rate swap's fair value of $4.0 million was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of March 29, 2008.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $0.1 million for the three months ended March 29, 2008 and a decrease of $1.1 million for the three months March 31, 2007.

Note 12. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended March 29, 2008 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$1,424	19,197.3	$0.07
Potential shares exercisable/earned under share-based plans		381.6
Less: shares which could be repurchased under treasury stock method		(200.5)

Diluted	$1,424	19,378.4	$0.07

        Under the treasury stock method, shares represented by the exercise of 41,922 options, and 109,315 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        As of March 29, 2008, the Company's authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 13. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes, industrial and specialty markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the three months ended March 29, 2008 and the three months ended March 31, 2007 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales
Nonwovens	$231,614	$223,513
Oriented Polymers	42,159	43,524

	$273,773	$267,037

Operating income
Nonwovens	$19,402	$21,443
Oriented Polymers	884	1,775
Unallocated Corporate	(6,788)	(5,120)
Eliminations	—	—

	13,498	18,098
Special charges, net	(1,363)	(6,377)

	$12,135	$11,721

Depreciation and amortization expense included in operating income
Nonwovens	$11,204	$11,527
Oriented Polymers	1,387	2,454
Unallocated Corporate	197	223

Depreciation and amortization expense included in operating income	12,788	14,204
Amortization of loan acquisition costs	345	345

	$13,133	$14,549

Capital spending
Nonwovens	$12,269	$10,805
Oriented Polymers	92	253
Corporate	218	(95)

	$12,579	$10,963

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	March 29, 2008	December 29, 2007
Division assets
Nonwovens	$771,115	$772,597
Oriented Polymers	77,692	85,428
Corporate	9,341	1,350
Eliminations	(103,228)	(108,704)

	$754,920	$750,671

        Geographic Data:

        Geographic data for the Company's operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales
United States	$110,849	$119,581
Canada	25,158	28,292
Europe	51,753	52,943
Asia	28,045	18,178
Latin America	57,968	48,043

	$273,773	$267,037

Operating income
United States	$(809)	$1,928
Canada	685	1,178
Europe	2,805	4,262
Asia	3,405	2,060
Latin America	7,412	8,670

	13,498	18,098
Special charges, net	(1,363)	(6,377)

	$12,135	$11,721

Depreciation and amortization expense included in operating income
United States	$4,475	$5,255
Canada	852	1,915
Europe	1,980	2,242
Asia	2,128	1,865
Latin America	3,353	2,927

Depreciation and amortization expense included in operating income	12,788	14,204
Amortization of loan acquisition costs	345	345

	$13,133	$14,549

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	March 29, 2008	December 29, 2007
Identifiable assets (including intangible assets)
United States	$266,140	$283,242
Canada	43,376	47,736
Europe	217,374	203,048
Asia	102,963	102,225
Latin America	228,355	223,198
Eliminations	(103,288)	(108,778)

	$754,920	$750,671

Note 14. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Included in operating income	$(1,292)	$(502)
Included in other expense (income)	301	(40)

	$(991)	$(542)

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

        Additionally, included in Foreign currency and other (gain) loss, net for the three months ended March 31, 2007 is the cash recovery from the minority shareholder of the Company's Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

Note 15. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        On July 5, 2007, the Company received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by the Company's Audit Committee into certain transactions between the Company and an equipment supplier and related matters. The SEC requested documents related to the Audit Committee's investigation. The Company has furnished documents to the SEC in response to this request. In addition, the Company has met with the SEC to explain the Audit Committee's process and to otherwise respond to any questions. The Company intends to comply with any additional requests, if any, from the SEC.

        The Company has several major committed capital projects, including the retrofit of an existing hydroentanglement line at the Benson, North Carolina plant to produce Spinlace™ products and the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments with respect to these major capital expansion projects as of March 29, 2008 totaled approximately $48.3 million, which are expected to be substantially expended over fiscal year 2008 and the first half of fiscal 2009. Additionally, as more fully explained in Note 7 of the Consolidated Financial Statements, the Company has obtained local financing to fund a substantial portion of the capital expansion in Argentina. Additionally, the Company expects to obtain local financing subsequent to March 29, 2008 to support a significant portion of the capital cost of the expansion in Mexico.

        In fiscal 2007 the Company recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating to the sale of certain business units to a third party at amounts less than their previous carrying values. The Company is still in negotiations with the third party for the purchase of certain business units; however, there is no assurance that a transaction will ultimately be consummated. While the Company cannot currently predict the ultimate impact of such sale, the Company currently estimates, based on discussions with a potential buyer, that it could incur a loss, on a pre-tax basis, in the range of $5.0 million to $7.0 million on the potential sale.

Note 16. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first three months of fiscal 2008 included the surrender of 8,536 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.2 million to satisfy employee withholding tax obligations. Also, the Company recorded $2.4 million of property, plant and equipment additions, for which payment had not been made as of March 29, 2008.

        Noncash investing or financing activities in the first three months of fiscal 2007 included the surrender of 11,869 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 1 of Part I to this Quarterly Report on Form 10-Q and as contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In addition, it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

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

        We have one of the largest global platforms in our industry, with 18 manufacturing and converting facilities throughout the world, and a presence in eight countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are the #1 or #2 participant, based on revenues, in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

        We compete primarily in the worldwide nonwovens market. Based on certain industry sources, management estimates that this is approximately a $20.0 billion market with an expected 6.0-8.0% compound annual growth rate (CAGR) over the next five years. Demand in developing regions is forecasted to grow in excess of a 10.0% CAGR over the same time period, driven primarily by increased penetration of disposable products as per capita income rises. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 3.0-5.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and underlying market growth. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the high-growth developing regions, will allow us to achieve high growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

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

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, industrial, medical and wiping. Nonwovens division sales were approximately $885.7 million, $848.3 million and $763.7 million of our consolidated net sales for fiscal 2007, 2006 and 2005, respectively, and represented approximately 84%, 83% and 80% of our total net sales in each of those years. In the hygiene market, our substrates are the critical components providing superior absorbency, barrier strength, fit and softness in diapers, training pants, feminine sanitary protection and adult incontinence products. Our broad product offerings provide customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In addition, our medical products are the principal, high-performance materials that are used in disposable surgical packs, apparel such as operating room gowns and drapes, face masks, shoe covers and wound care sponges and dressings. We produce nonwoven products for the consumer wipes market, which includes personal care and facial wipes, baby wipes and household wipes. We also market a converted line of wipes under our own industry-leading CHIX® brand directly to industrial, foodservice, and janitorial markets. We also serve a diverse collection of industrial niche end markets that includes cable wrap, furniture and bedding, home furnishings, filtration, automotive interiors and landscape and agricultural applications.

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We are focusing efforts on diversifying away from large volume, commodity products within this division through the continued innovation of building and construction products to meet evolving customer requirements and the replacement of steel reinforcement with the less costly concrete fiber. Oriented Polymers segment sales were approximately $174.0 million, $173.3 million and $185.1 million for fiscal 2007, 2006 and 2005, respectively, and represented approximately 16%, 17% and 20% of our total net sales in each of those years.

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

        During fiscal 2007 and the first quarter of fiscal 2008, the North American costs have trended higher. Additionally, on a global basis, raw material costs continue to fluctuate, although in a much narrower range, in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil. To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-Q.

Recent Expansion Initiatives

        We have completed five expansions in the past 39 months, including three in high growth regions such as Latin America and Asia to address growing demand for regional hygiene and global medical products. Capital expenditures during this period totaled $220.4 million and consisted of four commercially operating spunmelt facilities, including one that initiated commercial production during the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace™ products, maintenance capital spending and certain other smaller projects. The new capacity installations have resulted in improvements in both sales and profitability.

        The Cali, Colombia line, which was installed in the latter part of fiscal 2005, has performed at expected levels during fiscal 2007 and 2008. The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal 2006. Despite the fact that the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was substantially completed by the end of the third quarter of fiscal 2007, allowing for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales.

        Additionally, in fiscal 2007, we were engaged in two major capital projects: (i) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (ii) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started up early in the fourth quarter of fiscal 2007. The spunmelt line and the Spinlace™ project marginally contributed to sales during the first quarter of fiscal 2008.

        We have also announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve hygiene and other customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of fiscal 2009.

Plant Consolidation and Re-alignment

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the unaudited interim Consolidated Financial Statements included in this Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

        In fiscal 2007, we recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating the sale of certain business units to a third party at amounts less than their previous carrying values. We are still in negotiations with the third party for the purchase of these business units, and such negotiations are currently moving forward; however, there is no assurance that a transaction will ultimately be consummated. While we cannot currently predict the ultimate impact of such sale, we currently estimate, based on discussions with a potential buyer, that we could incur an additional loss in the range of $5.0 million to $7.0 million on the potential sale.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three months ended March 29, 2008 in comparison to such items for the three months ended March 31, 2007 and in comparison with the 2006 and 2007 fiscal years:

			Three Months Ended
	Fiscal Year Ended
			March 29, 2008	March 31, 2007
	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	53.9	54.1	55.9	53.2
Labor	8.1	7.7	7.5	7.8
Overhead	22.7	22.3	20.9	21.8

	84.7	84.1	84.3	82.8

Gross profit	15.3	15.9	15.7	17.2
Selling, general and administrative expenses	10.8	10.2	11.2	10.6
Special charges, net	3.8	5.8	0.5	2.4
Foreign currency (gain) loss, net	0.1	—	(0.4)	(0.2)

Operating income (loss)	0.6	(0.1)	4.4	4.4
Other expense (income):
Interest expense, net	2.9	3.0	3.2	3.1
Foreign currency and other (gain) loss, net	0.1	(0.2)	0.1	(0.7)

Income (loss) before income tax expense and minority interests	(2.4)	(2.9)	1.1	2.0
Income tax expense	0.8	0.8	0.6	1.7
Minority interests, net of tax	0.2	0.2	0.0	0.2

Net income (loss)	(3.4)%	(3.9)%	0.5%	0.1%

Comparison of Three Months Ended March 29, 2008 and March 31, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim Consolidated Financial Statements included in this Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended March 29, 2008, the three months ended March 31, 2007 and the corresponding change (in millions):

	Three months ended March 29, 2008	Three months ended March 31, 2007	Change
Net sales
Nonwovens	$231.6	$223.5	$8.1
Oriented Polymers	42.2	43.5	(1.3)

	$273.8	$267.0	$6.8

Operating income (loss)
Nonwovens	$19.4	$21.4	$(2.0)
Oriented Polymers	0.9	1.8	(0.9)
Unallocated Corporate, net of eliminations	(6.8)	(5.1)	(1.7)

	13.5	18.1	(4.6)
Special charges, net	(1.4)	(6.4)	5.0

	$12.1	$11.7	$0.4

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $273.8 million for the three months ended March 29, 2008, an increase of $6.8 million, or 2.5%, over the comparable period of fiscal 2007 net sales of $267.0 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 3.6%, and net sales in fiscal 2008 in the Oriented Polymers segment decreased 3.0% from 2007 results. A reconciliation of the change in net sales between the three months ended March 29, 2008 and the three months ended March 31, 2007 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended March 31, 2007	$223.5	$43.5	$267.0
Change in sales due to:
Volume	(11.3)	(3.9)	(15.2)
Price/mix	12.2	1.5	13.7
Foreign currency translation	7.2	1.1	8.3

Net sales—three months ended March 29, 2008	$231.6	$42.2	$273.8

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers, where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price. We currently expect raw material costs, especially polypropylene, to increase in the second quarter of fiscal 2008 over costs experienced in the quarter ended March 29, 2008.

        The net volume decline of $11.3 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable business. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene and industrial sales and the growth in Asia was paced by year-over-year growth in hygiene and medical sales. In addition, we commenced sales from our new facility in Argentina in the first quarter of fiscal 2008. The improvement in price/mix was also due to price increases resulting from the pass-through of higher raw material costs. Oriented Polymers' net sales for 2008 decreased $1.3 million from the three month period of fiscal 2007. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and the raw material supply interruptions that negatively affected the protective apparel markets.

        Most currencies were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $8.3 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the three months ended March 29, 2008 declined to 15.7% from 17.2% in the three month period of fiscal 2007, driven by higher raw material costs and volume declines, which was partially offset by improved mix of sales and ongoing manufacturing efficiency gains during fiscal 2008. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.2% in 2007 to 55.9% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation charges resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2007 to the comparable period of 2008. As a percentage of sales, labor decreased from 7.8% to 7.5%, or 0.4%, and overhead decreased from 21.8% to 20.9%, or 0.4%.

Operating income

        A reconciliation of the change in operating income (loss) between the three months ended March 31, 2007 and the three months ended March 29, 2008 is presented in the following table (in millions):

Operating income—three months ended March 31, 2007	$11.7
Change in operating income due to:
Price/mix	16.5
Higher raw material costs	(20.2)
Volume	(3.9)
Lower manufacturing costs	1.8
Foreign currency	1.2
Lower depreciation and amortization expense	1.4
Lower special charges, net	5.0
Increased share-based compensation costs	(1.2)
All other	(0.2)

Operating income—three months ended March 29, 2008	$12.1

        Consolidated operating income was $12.1 million in the three months ended March 29, 2008 as compared to $11.7 million of income in the comparative period in 2007, which improvement was significantly affected by a $5.0 million decrease in special charges, net and higher raw material costs of $20.2 million, which was only partially offset by sales price/mix improvements of $16.5 million primarily generated by price increases obtained through the pass-through of higher raw material costs. Operating income was positively impacted by lower manufacturing costs, lower depreciation and amortization charges and favorable foreign currency movement.

        Selling, general and administrative expenses increased $2.3 million, from $28.4 million in 2007 to $30.7 million in 2008, partially due to the higher incentive compensation costs and the movement of foreign currencies versus the U.S. dollar. Selling, general and administrative costs as a percent of net sales increased from 10.6% in the first quarter of fiscal 2007 to 11.2% for the same period of fiscal 2008.

Interest and Other Expense

        Net interest expense increased $0.6 million, from $8.1 million during the three months ended March 31, 2007 to $8.7 million during the three months ended March 29, 2008. The increase in net interest expense was largely due to the decrease in capitalized interest costs as the expansion project in Argentina nears its completion and the effects of interest rate swap agreements, discussed below, partially offset by the impact of reduced term loan borrowings.

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

        Foreign currency and other (gain) loss, net declined by $2.3 million, from a gain of $1.8 million in the first quarter of fiscal 2007 to a loss of $0.5 million in the first quarter of fiscal 2008. Included as a gain in Foreign currency and other (gain) loss, net for the three months ended March 31, 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action.

Income Tax Expense

        We recognized income tax expense of $1.6 million for the three months ended March 29, 2008 on consolidated income before income taxes of $2.9 million for such period. This income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the three months ended March 31, 2007, we recognized an income tax expense of $4.6 million on consolidated pre-tax income of $5.4 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Income

        As a result of the above, we recognized net income of $1.4 million, or $.07 per share, for the three months ended March 29, 2008 compared to net income of $0.3 million, or $.02 per share, for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At March 29, 2008, we were in compliance with all such financial covenants. Additionally, as of March 29, 2008, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $3.9 million.

	March 29, 2008	December 29, 2007
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$21.8	$32.8
Working capital	170.6	176.0
Total assets	754.9	750.7
Total debt	412.9	427.0
Total shareholders' equity	105.7	98.5
	Three Months Ended
	March 29, 2008	March 31, 2007
	(In Millions)
Cash flow data:
Net cash provided by (used in) operating activities	$14.2	$(8.5)
Net cash used in investing activities	(11.7)	(10.8)
Net cash provided by (used in) financing activities	(14.0)	6.2

Operating Activities

        Net cash provided by operating activities was $14.2 million during the first three months of fiscal 2008, an $22.7 million increase from the $8.5 million used in operating activities during the first three months of fiscal 2007.

        We had working capital of approximately $170.6 million at March 29, 2008 compared with $176.0 million at December 29, 2007. Accounts receivable at March 29, 2008 was $147.6 million as compared to $139.5 million on December 29, 2007, an increase of $8.1 million of which approximately one-third of the increase was related to the movement of foreign currencies versus the U.S. dollar. Additionally, the increase in accounts receivable during 2008 was affected by sales dollar increases and sales increases in regions with longer payment cycles. Accounts receivable represented approximately 49 days of sales outstanding at March 29, 2008 as compared to 48 days of sales outstanding at December 29, 2007.

        Inventories at March 29, 2008 were $136.2 million, a decrease of $3.5 million from inventories at December 29, 2007 of $139.7 million, with a decrease in raw materials of $7.1 million and component increases in finished goods and work-in-process of $1.0 million and $2.6 million, respectively. The decrease was driven by improvements in managing the raw material inventory levels and was partially offset by an increase related to the movement of foreign currencies versus the U.S. dollar. We had inventory representing approximately 54 days of cost of sales on hand at March 29, 2008 compared to 56 days of cost of sales on hand at December 29, 2007. Additionally, inventory changes in the first three months of fiscal 2008 were affected by raw material cost increases and inventory builds for the new spunmelt line in Argentina.

        Accounts payable and accrued liabilities at March 29, 2008 were $153.8 million as compared to $150.4 million at December 29, 2007, an increase of $3.4 million, with a significant component of such increase attributable to foreign currency movements. Accounts payable and accrued liabilities represented approximately 61 days of cost of sales outstanding at March 29, 2008 compared to 60 days of cost of sales outstanding at December 29, 2007. The increase in accounts payable and accrued liabilities from December 29, 2007 to March 29, 2008 was impacted by the effects of currency movements, accruals with respect to incentive compensation plans and the timing of payroll cycles, partially offset by faster payment of trade payables, including acceptance of vendor discounts, and changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that have required us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2008 are discussed in Note 3 "Special Charges, Net" to the unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first quarter of fiscal 2008 are comprised of $1.6 million of equipment relocation and other shut-down costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, net of $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

        In fiscal 2007 we recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating to the sale of certain business units to a third party at amounts less than their previous carrying values. We are still in negotiations with the third party for the purchase of certain business units; however, there is no assurance that a transaction will ultimately be consummated. While we cannot currently predict the ultimate impact of such sale, we currently estimate, based on discussions with a potential buyer, that we could incur a loss, on a pre-tax basis, in the range of $5.0 million to $7.0 million on the potential sale.

        The restructuring and plant realignment costs in the first quarter of fiscal 2007 were principally associated with (i) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of our Canadian operations in the amount of $3.8 million, (ii) the planned closure of two of our plants in the United States, which was communicated to affected employees in January 2007, in the amount of $2.3 million and (iii) costs of $0.1 million related to the relocation of our corporate headquarters to Charlotte, North Carolina.

        We expect to make future cash payments of approximately $5.8 million associated with current restructuring initiatives, of which $4.8 million has been accrued as of March 29, 2008.

Investing and Financing Activities

        Net cash used for investing activities amounted to $11.7 million and $10.8 million in the first three months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures during 2008 totaled $12.6 million, an increase of $1.6 million from capital spending of $11.0 million in 2007. A significant portion of the capital expenditures in 2008 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina. Also, investing activities during 2008 and 2007 included proceeds from the sale of assets of $1.0 million and $0.2 million, respectively. We estimate our annual minimum sustaining capital expenditures to be $10.0 million to $15.0 million.

        Net cash used in financing activities amounted to $14.0 million in the first three months of fiscal 2008, compared to $6.2 million of net cash provided by financing activities in the first three months of fiscal 2007. In 2008, we repaid, on a net basis, $14.0 million of debt whereas we borrowed, on a net basis, $9.0 million of debt during 2007. Additionally, in 2007, we repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

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

Liquidity Summary

        As discussed more fully in Note 7 to our unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing in 2010 and a first-lien term loan of $410.0 million at the original borrowing date, that matures in 2012.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that we maintain a leverage ratio of not more than 4.00:1.00, as of March 29, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1:00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at March 29, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. On March 29, 2008, our leverage ratio was 3.67:1.00 and our interest expense coverage ratio was 3.63:1.00. Therefore, we were in compliance with the debt covenants under the Credit Facility at March 29, 2008. However, as noted above, these ratios adjust automatically, effective April 4, 2009 and are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. While we intend to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. We currently estimate that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first quarter of fiscal 2008 and that no additional amount will be due with respect to fiscal 2008. We have classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in our unaudited interim Consolidated Balance Sheet as of March 29, 2008 included in Item 1 of Part I to this Quarterly Report on Form 10-Q. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an alternate base rate for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. We had no outstanding borrowings at March 29, 2008 under the revolving credit facility. As of March 29, 2008, we had outstanding letters of credit in the amount of $3.9 million. None of these letters of credit have been drawn on at March 29, 2008. There were no daily borrowings under the revolving credit facility for the period from December 30, 2007 to March 29, 2008.

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

        Also, we have incurred additional debt in fiscal years 2007 and 2008 to finance the ongoing installation of our new spunmelt line in Argentina. As of March 29, 2008, this debt amounted to $40.9 million and we expect principal and interest payments to begin in August 2008 with the loans maturing in June 2016.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S.company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The Credit Facility entered into during November 2005 provides us the availability to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments of approximately $5.8 million, of which $4.8 million has been accrued as of March 29, 2008. Additionally, we currently anticipate future proceeds of approximately $5.0 million from the sale of idled facilities and equipment.

        As discussed in Note 15, "Commitments and Contingencies" to our unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have several major committed capital projects, including the retrofit of an existing hydroentanglement line at our Benson, North Carolina plant to produce Spinlace™ products and the installation of a new spunmelt line in San Luis Potisi, Mexico. Total remaining payments due related to these expansion projects as of March 29, 2008 amounted to approximately $48.3 million, which is expected to be substantially expended through the first half of fiscal 2009. As discussed more fully in Note 7 "Debt" to our unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we obtained local financing to fund a substantial portion of the capital expansion in Argentina. Additionally, we expect to obtain local financing subsequent to March 29, 2008 to support a significant portion of the capital cost of the expansion in Mexico.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first quarter of both 2008 and 2007. However, we continue to be impacted by raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements. See Note 11 "Derivative and Other Financial Instruments and Hedging Activities" to our unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q for the fair value measurement disclosures for these assets and liabilities. We are in the process of analyzing the potential impact of SFAS No. 157 relating to our planned January 4, 2009 adoption of the remainder of the standard.

        On December 30, 2007 (the first day of fiscal 2008), we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact our consolidated financial statements as we did not elect the fair value option for any instruments existing as of the adoption date. However, we will evaluate the fair value measurement election with respect to financial instruments we enter into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. We are beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of our 2009 fiscal year.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We are reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009, and currently do not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

Critical Accounting Policies And Other Matters

        The analysis and discussion of our financial position and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis, including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, inventories, income taxes, impairment of long-lived assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Operations and Financial Condition," as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At March 29, 2008, a reserve of $5.9 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of March 29, 2008, based on our current operating performance, as well as future expectations for the business, other than as disclosed in the notes to the unaudited interim Consolidated Financial Statements included herein in this Form 10-Q, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Environmental

        We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. We believe that we are currently in substantial compliance with applicable environmental requirements and do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of our business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to our unaudited interim Consolidated Financial Statements included in this Form 10-Q, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009 and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the new interest rate swap contract would change interest expense by approximately $1.7 million.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first quarter of both 2008 and 2007, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but have attempted to move more customer programs to contracts with price escalation provisions which would allow us to pass-through any cost increases in raw materials, although there is often a delay between the time we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers. Raw material prices as a percentage of sales have increased from 53.2% in the first three months of 2007 to 55.9% in the first three months of 2008.

        During fiscal 2007 and the first quarter of fiscal 2008, the prices of raw materials in the North American market trended higher, especially in the fourth quarter. Additionally, on a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene were to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.5 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 29, 2008.

        There were no changes in our internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidential to the business of the Company, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the first quarter of fiscal 2008, 900 shares of our Class B Common Stock were converted into 900 shares of our Class A Common Stock. These conversions were exempt from registration based on section 3(a)(9) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

  (a)
  On May 7, 2008, we issued a press release announcing our financial results for the first quarter of fiscal 2008. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Willis C. Moore, III and Polymer Group, Inc. (This agreement was terminated by the Separation Agreement entered into on April 8, 2008 between Willis C. Moore, III and Polymer Group, Inc.)
10.2
Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Robert J. Kocourek and Polymer Group, Inc. (This agreement was amended on April 10, 2008 between Robert J. Kocourek and Polymer Group, Inc.)
10.3	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Michael W. Hale and Polymer Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release dated May 7, 2008 reporting financial results for the first quarter of fiscal 2008

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: May 7, 2008	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: May 7, 2008	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Notes to Consolidated Financial Statements
Notes to Consolidated Financial Statements
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