Form 10-Q
period 2008-06-28
POLYMER GROUP INC
filed 2008-08-07
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
Or
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

        On August 1, 2008 there were 19,402,491 shares of Class A common stock, 101,813 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,147	$31,698
Accounts receivable, net	158,361	139,505
Inventories	146,999	139,726
Deferred income taxes	2,626	2,371
Other current assets	31,965	26,535

Total current assets	367,098	339,835
Property, plant and equipment, net	394,561	395,394
Intangibles and loan acquisition costs, net	8,408	9,341
Deferred income taxes	169	41
Other assets	10,108	6,060

Total assets	$780,344	$750,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,719	$3,654
Accounts payable and accrued liabilities	164,086	150,365
Income taxes payable	2,293	2,069
Current portion of long-term debt	10,058	7,790

Total current liabilities	182,156	163,878
Long-term debt	406,827	415,514
Deferred income taxes	22,463	20,185
Other noncurrent liabilities	34,256	32,817

Total liabilities	645,702	632,394
Minority interests	19,821	19,745
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,393,489 and 19,274,415 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	194	193
Class B convertible common stock—104,284 and 107,805 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	1	1
Class C convertible common stock—24,319 shares issued and outstanding at June 28, 2008 and December 29, 2007	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	191,769	190,147
Retained earnings (deficit)	(132,638)	(136,442)
Accumulated other comprehensive income	55,495	44,633

Total shareholders' equity	114,821	98,532

Total liabilities and shareholders' equity	$780,344	$750,671

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007
Net sales	$290,873	$271,015
Cost of goods sold	244,986	226,727

Gross profit	45,887	44,288
Selling, general and administrative expenses	30,675	28,268
Special charges, net	1,388	3,520
Foreign currency gain, net	(561)	(398)

Operating income	14,385	12,898
Other expense:
Interest expense, net	7,958	8,087
Foreign currency and other loss, net	319	403

Income before income tax expense and minority interests	6,108	4,408
Income tax expense	3,545	2,521
Minority interests, net of tax	183	644

Net income	$2,380	$1,243

Income per common share:
Basic	$0.12	$0.06

Diluted	$0.12	$0.06

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Net sales	$564,646	$538,052
Cost of goods sold	475,853	447,726

Gross profit	88,793	90,326
Selling, general and administrative expenses	61,375	56,710
Special charges, net	2,751	9,897
Foreign currency gain, net	(1,853)	(900)

Operating income	26,520	24,619
Other expense (income):
Interest expense, net	16,665	16,221
Foreign currency and other (gain) loss, net	806	(1,399)

Income before income tax expense and minority interests	9,049	9,797
Income tax expense	5,169	7,110
Minority interests, net of tax	76	1,154

Net income	$3,804	$1,533

Income per common share:
Basic	$0.20	$0.08

Diluted	$0.20	$0.08

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Operating activities:
Net income	$3,804	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,561	2,613
Depreciation and amortization	26,203	29,249
Pension settlement loss	—	3,849
Asset impairment charges	—	335
Investment and other losses	362	—
Noncash compensation	2,201	1,608
Changes in operating assets and liabilities:
Accounts receivable, net	(16,018)	(8,411)
Inventories	(4,958)	(5,285)
Other current assets	(6,430)	(5,125)
Accounts payable and accrued liabilities	18,668	(6,160)
Other, net	(5,505)	(708)

Net cash provided by operating activities	19,888	13,498

Investing activities:
Purchases of property, plant and equipment	(20,911)	(20,310)
Proceeds from sale of assets	1,129	161
Acquisition of intangibles and other	(306)	—

Net cash used in investing activities	(20,088)	(20,149)

Financing activities:
Proceeds from borrowings	24,679	42,203
Repayment of borrowings	(29,647)	(29,324)
Repayments of advances from equipment supplier	—	(2,792)

Net cash provided by (used in) financing activities	(4,968)	10,087

Effect of exchange rate changes on cash	617	441

Net increase (decrease) in cash and cash equivalents	(4,551)	3,877
Cash and cash equivalents at beginning of period	31,698	32,104

Cash and cash equivalents at end of period	$27,147	$35,981

See Accompanying Notes.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Principles of Consolidation and Financial Statement Information

Principles of Consolidation

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with 18 manufacturing and converting facilities throughout the world, and a presence in eight countries. The Company's main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes and industrial markets.

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

Revenue Recognition

        Revenue from product sales is recognized when title and risks of ownership pass to the customer. This is generally on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectability is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized.

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

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $55.5 million at June 28, 2008 consisted of $61.6 million of currency translation gains (net of income taxes of $12.2 million), $1.3 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.2 million) and $4.8 million of cash flow hedge losses. Accumulated other comprehensive income of $44.6 million at December 29, 2007 consisted of $50.8 million of currency translation gains (net of income taxes of $10.6 million), $1.9 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $4.3 million of cash flow hedge losses. Comprehensive income for the three months ended June 28, 2008 and June 30, 2007 amounted to $9.2 million and $8.9 million, respectively. Comprehensive income for the six months ended June 28, 2008 and June 30, 2007 amounted to $14.7 million and $11.5 million, respectively.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

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

        On December 30, 2007 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's consolidated financial statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company currently plans to evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The Company is continuing to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the U.S. The Company currently does not anticipate that this new accounting standard will have a significant impact on the consolidated financial statements.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $7.0 million and $6.1 million at June 28, 2008 and December 29, 2007, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to The Procter & Gamble Company ("P&G") accounted for approximately 11% of the Company's sales in the first six months of fiscal 2008 and 2007.

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

        During the first six months of fiscal 2008, approximately $118.6 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $97.5 million during the first six months of fiscal 2007. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Sales of accounts receivable

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $5.4 million and $7.4 million at June 28, 2008 and December 29, 2007, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 3. Special Charges, Net

        The Company's operating income includes special charges, net resulting from corporate-level decisions or Board actions, such as to consolidate and restructure certain operations, pursue certain transaction opportunities, or relocate its corporate offices. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Asset impairment charges	$—	$335	$—	$335
Restructuring and plant realignment costs	1,398	3,068	2,750	9,275
Other costs	(10)	117	1	287

	$1,388	$3,520	$2,751	$9,897

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the six-month period ended June 28, 2008 (in thousands):

Balance accrued at beginning of year	$5,903
2008 restructuring and plant realignment costs	2,750
Cash payments	(5,083)
Adjustments	46

Balance accrued at end of period	$3,616

        The restructuring and plant realignment costs in the first six months of fiscal 2008 are comprised of (i) $2.8 million of costs related to the previously announced closure of the Neunkirchen, Germany facility, (ii) $0.2 million of costs related to the recently announced closing of the Landisville, New Jersey facility, (iii) $0.1 million of costs pertaining to other ongoing restructuring initiatives in the United States and

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Canada, and (iv) a reduction of $0.3 million in amounts previously accrued pertaining to the Company's severance plan for certain U.S. salaried employees in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits (an amendment to SFAS No. 5 and 43)."

        The Company recognized $2.8 million of cash restructuring charges in the six months ended June 30, 2008 related to the previously announced closure of the Neunkirchen, Germany facility. Production activities at the facility ceased as of September 29, 2007. The current year charges include $0.3 million related to employee termination expenses and $2.5 million related to equipment relocation and other associated shut-down costs.

        On May 30, 2008, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2008, the Company communicated a plan to affected employees that it planned to close the Landisville, New Jersey plant by the end of the third quarter of fiscal 2008 to better align the Company's capabilities with its long-term strategic direction. The plant closing is expected to include the reduction of approximately 77 positions when such efforts are completed. During the second quarter of fiscal 2008, the Company recognized $0.2 million of employee termination costs related to the expected closure of the Landisville plant. The Company estimates that it will recognize total cash restructuring charges in fiscal 2008 of approximately $1.5 -$3.5 million, comprised of approximately $0.5 - $1.0 million for employee termination expenses, which excludes severance amounts previously accrued pursuant to SFAS No. 112, and $1.0 - $2.5 million for equipment removal and other associated shut-down costs.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first six months of fiscal 2007 were principally associated with (i) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of the Company's Canadian operations in the amount of $3.8 million, (ii) the Company's planned closure of two of its plants in the United States, which was communicated to affected employees in January 2007, in the amount of $4.7 million, and (iii) costs of $0.8 million related to the relocation of the corporate headquarters to Charlotte, North Carolina.

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

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Finished goods	$79,528	$71,855
Work in process	22,050	20,125
Raw materials and supplies	45,421	47,746

	$146,999	$139,726

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $13.0 million at June 28, 2008 and December 29, 2007. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Cost:
Proprietary technology	$2,406	$2,328
Loan acquisition costs	9,205	9,205
Other	2,248	2,207

	13,859	13,740
Less accumulated amortization	(5,451)	(4,399)

	$8,408	$9,341

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$202	$144	$412	$269
Loan acquisition costs included in interest expense, net	346	344	691	689

Total amortization expense	$548	$488	$1,103	$958

        Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $20.4 million and $18.3 million as of June 28, 2008 and December 29, 2007, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	June 28, 2008	December 29, 2007
Credit Facility, as defined below, stated interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 5.06% and 7.09% as of June 28, 2008 and December 29, 2007, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$368,250	$390,300
Revolving Credit Facility Loan—interest at 6.25% as of June 28, 2008; balance due November 22, 2010	8,500	—
Argentine Facilities:
Argentine Peso Loan—interest at 14.50% and 13.28% as of June 28, 2008 and December 29, 2007, respectively; denominated in Argentine pesos with 32 quarterly payments of approximately $0.8 million scheduled to begin in August 2008	8,740	7,617
Argentine Peso Loan for working capital funding—interest at 14.50% as of June 28, 2008; denominated in Argentine pesos with 18 quarterly payments of approximately $0.5 million scheduled to begin in July 2008	2,851	—
United States Dollar Loan—interest at 5.77% and 8.26% as of June 28, 2008 and December 29, 2007, respectively; denominated in U.S. dollars with 32 quarterly payments of approximately $0.9 million scheduled to begin in September 2008	27,606	24,524
Other	938	863

	416,885	423,304
Less: Current maturities	(10,058)	(7,790)

	$406,827	$415,514

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that the Company maintain a leverage ratio of not more than 4.00:1:00, as of June 28, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1:00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at June 28, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. The Company was in compliance with the debt covenants under the Credit Facility at June 28, 2008. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company intends to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results. The Company currently estimates that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first six months of fiscal 2008 and that no additional excess cash flow payments will be due with respect to fiscal 2008. The Company has classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in the Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007. No additional amounts were due under the excess cash flow provisions of the Credit Facility with respect to fiscal 2007.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate ("ABR") for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. As of June 28, 2008, there was $8.5 million of borrowings under the revolving credit facility. There were no borrowings under the revolving credit facility as of December 29, 2007. As of June 28, 2008, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million, as described below. Average daily borrowings under the revolving credit facility, which were largely Alternate Base Rate-based borrowings, were $5.1 million at an average interest rate of 6.3% for the period from December 30, 2007 to June 28, 2008. The revolving credit portion of the Credit Facility matures on November 22, 2010.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 11 to the consolidated financial statements. During the first six months of fiscal 2007, the Company had a position in a prior cash flow hedge agreement, which terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of June 28, 2008, the Company has effectively reserved capacity under the revolving credit facility in the amount of $2.0 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at June 28, 2008. As of June 28, 2008, the Company also had other outstanding letters of credit in the amount of $5.8 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at June 28, 2008.

Subsidiary Indebtedness

        In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities, which were extended during fiscal 2007, are intended to finance working capital requirements. In fiscal 2007 and fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $5.7 million and $3.7 million at June 28, 2008 and December 29, 2007, respectively, which facilities mature at various dates through December 2008. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, not including any interest added to the debt, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan, and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of June 28, 2008, the outstanding indebtedness was approximately $39.2 million, consisting of $11.6 million Argentine peso-denominated loans and a $27.6 million U.S. dollar-denominated loan. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments are scheduled to begin in July 2008 with the loans maturing as follows: approximately $2.9 million in January 2013, approximately $8.7 million in August 2016 and the balance of $27.6 million maturing in September 2016.

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. The principal of the term loan is due September 1, 2018. Provided that the term loan is repaid on September 1, 2008, no interest is due. However, if the Company

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

elects not to pay the loan on September 1, 2008, the Company will begin making monthly payments of principal and interest at 6.25% per year. Based on the expectation that the principal will be repaid on September 1, 2008, this debt is shown in Current portion of long-term debt in the Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007.

Note 8. Income Taxes

        During the three and six months ended June 28, 2008, the Company recognized income tax expense of $3.5 million and $5.2 million, respectively, on consolidated income before income taxes and minority interests of $6.1 million and $9.0 million, respectively. This income tax expense was different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        During the three and six months ended June 30, 2007, the Company recognized income tax expense of $2.5 million and $7.1 million, respectively, on consolidated income before income taxes and minority interests of $4.4 million and $9.8 million, respectively. This income tax expense was significantly higher than the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits were not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

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

        As a result of the implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $5.9 million and reduced retained earnings by $5.9 million for the cumulative effect of applying the standard. Additionally, with respect to pre-emergence tax positions, consistent with the provisions of AICPA Statement of Position 90-7, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company increased the liability for unrecognized tax benefits, included in Other noncurrent liabilities in the Consolidated Balance Sheets, by $2.4 million, decreased deferred tax liabilities by $15.4 million, increased deferred tax assets by $0.1 million and increased additional paid-in capital by $13.1 million. With respect to the net $8.3 million liability recorded for unrecognized tax benefits upon the adoption of FIN 48, $5.0 million represents penalties and interest.

        At implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 by $4.6 million, which included $1.6 million of interest

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

and penalties. During the six months ended June 28, 2008, the Company increased the liability for unrecognized tax benefits by $2.0 million, which included interest and penalties of $1.0 million.

        Of the total unrecognized tax benefits of $16.3 million as of June 28, 2008, $12.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. There have not been any decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

        Included in the balance of unrecognized tax benefits at June 28, 2008 was $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state settlement negotiations and the lapse of statutes of limitations.

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

        As of June 28, 2008, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2007. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

        There were income tax refunds receivable of $4.6 million and $1.8 million at June 28, 2008 and December 29, 2007, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 9. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Current service costs	$636	$596	$1,260	$1,184
Interest costs on projected benefit obligation and other	1,694	1,397	3,364	2,773
Return on plan assets	(1,886)	(1,708)	(3,747)	(3,389)
Amortization of transition obligation and other	(25)	(23)	(48)	(48)
Settlement loss	—	—	—	3,849

Periodic benefit cost, net	$419	$262	$829	$4,369

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Current service costs	$9	$45	$18	$88
Interest costs on projected benefit obligation and other	85	116	170	230
Amortization of transition obligation and other	(97)	(71)	(194)	(139)

Periodic benefit cost, net	$(3)	$90	$(6)	$179

        As of June 28, 2008, the Company had contributed $4.4 million to its pension and postretirement benefit plans for the 2008 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007 (the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with SFAS No. 87 "Employers' Accounting for Pensions." The Company presently anticipates contributing an additional $0.6 million to fund its plans in 2008, for a total of $5.0 million.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. The stock options provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of June 28, 2008 and December 29, 2007, the Company had awarded grants of non-qualified stock options to purchase 361,085 shares and 380,675 shares of the Company's Class A Common Stock, respectively. Accordingly, at June 28, 2008, there remain 38,915 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of June 28, 2008, with respect to the 361,085 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 21,050 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of June 28, 2008. Accordingly, pursuant to the provisions of SFAS No. 123(R), 340,035 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of June 28, 2008. For fiscal 2007, the Company achieved 51% of its performance targets; accordingly, the Company recognized compensation costs for 51% of the compensation attributable to performance-based awards for the 2007 fiscal year. On March 12, 2008, the Compensation Committee approved vesting of previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan (defined below). The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company has recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were less than $0.1 million for the three months ended June 28, 2008, and $0.6 million for the six months ended June 28, 2008 and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2007, such costs were $0.4 million and $0.8 million, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of June 28, 2008 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	298,874	41,161
Weighted average exercise price	$6.00	$6.00
Weighted average remaining contractual term (years)	1.1	3.2
Aggregate intrinsic value (in $000s)	$2,167	$298
For nonvested options:
Compensation cost not yet recognized (in $000s)		$532
Weighted average period of recognition (years)		1.2

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

        In the first six months of fiscal 2008 and fiscal 2007, the Company awarded 6,277 and 5,660 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.2 million for the three and six months ended June 28, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six months ended June 30, 2007, these costs approximated $0.1 million and $0.2 million, respectively.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer (the "Executive Employment Agreement"). Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.2 million for the three and six months ended June 28, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The compensation costs associated with such restricted shares totaled $0.1 million for the three and six months ended June 30, 2007. In addition, during the first six months of fiscal 2008, 3,937 shares were surrendered to satisfy withholding requirements. Compensation cost not yet recognized for such nonvested restricted shares

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

issued under the terms of the Executive Employment Agreement was approximately $0.9 million as of June 28, 2008, and the weighted average period of recognition for such compensation was 1.3 years as of June 28, 2008.

        As of June 28, 2008, there remain 72,047 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        During the first six months of fiscal 2008, 143,935 restricted shares were awarded to certain employees of the Company, of which 35,000 shares were awarded, and 40,000 shares are available to be awarded in March 2009 based on achievement of 2008 performance targets, under the terms of the Executive Employment Agreement. In addition, 34,353 shares were surrendered during the first six months of fiscal 2008 by employees to satisfy withholding requirements and 8,325 shares were forfeited. During the first six months of fiscal 2007, 50,800 restricted shares were awarded to certain employees of the Company, of which 50,000 shares were awarded under the terms of the Executive Employment Agreement. In addition, during the first six months of fiscal 2007, 12,453 shares were surrendered by employees to satisfy withholding requirements and 3,510 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.2 million and $1.3 million for the three and six months ended June 28, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six months ended June 30, 2007, these costs approximated $0.3 million and $0.6 million, respectively. As of June 28, 2008, awards of 334,776 shares of the Company's Class A Common Stock are outstanding and, excluding 40,000 shares available for award in March 2009 under the terms of the Executive Employment Agreement, 107,224 shares were available for future grant under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of June 28, 2008, of the 374,776 shares awarded and outstanding, or available for award in March 2009, under the 2005 Stock Plan, 61,443 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of June 28, 2008. Accordingly, pursuant to the provisions of SFAS 123(R), 313,333 restricted shares are considered granted and outstanding under the 2005 Stock Plan as of June 28, 2008. Compensation cost not yet

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.6 million as of June 28, 2008, and the weighted average period of recognition for such compensation was 1.5 years as of June 28, 2008.

  2008 Long-Term Stock Incentive Plan

        The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, reserves for issuance under the Plan 425,000 shares of the Company's Class A Common Stock to employees of the Company. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control or other events, as defined.

        During the second quarter of fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. These awards included 51,089 service- based restricted shares, 10,458 service-based restricted stock units and 124,958 restricted stock units that vest based on the achievement of 2008 performance targets and the completion of requisite service periods. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.1 million for the three months ended June 28, 2008 and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 28, 2008, awards of 51,089 shares of the Company's Class A Common Stock and 135,416 restricted stock units are outstanding and 238,495 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $2.2 million as of June 28, 2008, and the weighted average period of recognition for such compensation was 1.8 years as of June 28, 2008.

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 to the consolidated financial statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and expires on June 29, 2009, was $240.0 million at both June 28, 2008 and December 29, 2007. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%, which expired on May 8, 2007.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on indicative price information obtained via a third party valuation, was an obligation of $4.8 million and $4.3 million as of June 28, 2008 and December 29, 2007, respectively. Those amounts are included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The interest rate swap is valued on a recurring basis at fair value, as described above (Level 2 input, as defined by SFAS No. 157). The unrealized loss in the interest rate swap's fair value of $0.5 million during the first six months of fiscal 2008 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of June 28, 2008.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $1.5 million and $1.6 million for the three and six months ended June 28, 2008, respectively. For the three and six months ended June 30, 2007, the impact was a decrease of $0.5 million and a decrease of $1.6 million, respectively.

Note 12. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the three and six months ended June 28, 2008 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended June 28, 2008
Basic	$2,380	19,285.5	$0.12
Potential shares exercisable/earned under share-based plans		310.6
Less: shares which could be repurchased under treasury stock method		(138.8)

Diluted	$2,380	19,457.3	$0.12

Six months ended June 28, 2008
Basic	$3,804	19,255.1	$0.20
Potential shares exercisable/earned under share-based plans		326.2
Less: shares which could be repurchased under treasury stock method		(152.7)

Diluted	$3,804	19,428.6	$0.20

        Under the treasury stock method, shares represented by the exercise of 37,500 options and 96,328 nonvested restricted shares were not included in diluted earnings per share for the three months ended June 28, 2008 because to do so would have been anti-dilutive. Also, shares represented by the exercise

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

of 37,500 options and 80,768 nonvested restricted shares were not included in diluted earnings per share for the six months ended June 28, 2008 because to do so would have been anti-dilutive.

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended June 30, 2007
Basic	$1,243	19,300.3	$0.06
Potential shares exercisable under share-based plans		233.1
Less: shares which could be repurchased under treasury stock method		(69.4)

Diluted	$1,243	19,464.0	$0.06

Six months ended June 30, 2007
Basic	$1,533	19,281.5	$0.08
Potential shares exercisable under share-based plans		233.1
Less: shares which could be repurchased under treasury stock method		(75.2)

Diluted	$1,533	19,439.4	$0.08

        As of June 28, 2008, the Company's authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        All authorized shares of the Class D Common Stock and Class E Common Stock are issuable upon the exercise, at $.01 per share, of Series A Warrants and Series B Warrants, respectively ("Warrants"). Such Warrants have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the Company at a price below the fair market value of such securities if offered to common stockholders and (iii) specified anti-dilution protection for sales of securities by the Company at a discount that exceeds 25% of the fair market value of such securities. Except as set forth in the preceding sentence, the Warrants do not have anti-dilution provisions. The Warrants (a) are exercisable in the event of a notice provided by the Company of a distribution to shareholders of a minimum amount ($600 million in the case of the Series A Warrants, and $1.15 billion in the case of the Series B Warrants), and (b) terminate upon the earlier to occur of (i) March 4, 2010, or (ii) a change in control of the Company (as defined in the Warrant Certificates). Pursuant to the adjustment provisions of the Warrant Certificates, the Company may be required, immediately prior to exercise of the warrants, to increase the authorized shares of Class D Common Stock and Class E Common Stock presented in the table above relating to the Series A Warrants and the Series B Warrants, respectively, if the authorized shares are insufficient for the number of warrants to be exercised.

Note 13. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the three and six months ended June 28, 2008 and the three and six months ended June 30, 2007 relating to special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales
Nonwovens	$241,512	$225,565	$473,126	$449,078
Oriented Polymers	49,361	45,450	91,520	88,974

	$290,873	$271,015	$564,646	$538,052

Operating income
Nonwovens	$18,965	$20,046	$38,367	$41,489
Oriented Polymers	2,027	537	2,911	2,312
Unallocated Corporate	(5,219)	(4,165)	(12,007)	(9,285)

	15,773	16,418	29,271	34,516
Special charges, net	(1,388)	(3,520)	(2,751)	(9,897)

	$14,385	$12,898	$26,520	$24,619

Depreciation and amortization expense
Nonwovens	$11,632	$11,638	$22,836	$23,165
Oriented Polymers	1,032	2,596	2,419	5,050
Unallocated Corporate	60	122	257	345

Depreciation and amortization expense included in operating income	12,724	14,356	25,512	28,560
Amortization of loan acquisition costs	346	344	691	689

	$13,070	$14,700	$26,203	$29,249

Capital spending
Nonwovens	$7,842	$8,772	$20,112	$19,577
Oriented Polymers	314	267	406	520
Corporate	176	308	393	213

	$8,332	$9,347	$20,911	$20,310

	June 28, 2008	December 29, 2007
Division assets
Nonwovens	$793,221	$767,195
Oriented Polymers	82,442	85,428
Corporate	6,407	6,752
Eliminations	(101,726)	(108,704)

	$780,344	$750,671

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Geographic Data:

        Geographic data for the Company's operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales
United States	$116,474	$123,371	$227,323	$242,952
Canada	27,797	26,429	52,955	54,721
Europe	51,594	49,960	103,346	102,903
Asia	29,386	19,854	57,432	38,032
Latin America	65,622	51,401	123,590	99,444

	$290,873	$271,015	$564,646	$538,052

Operating income
United States	$3,545	$3,382	$2,736	$5,310
Canada	775	(1,408)	1,460	(230)
Europe	2,733	3,051	5,538	7,313
Asia	3,879	2,645	7,284	4,705
Latin America	4,841	8,748	12,253	17,418

	15,773	16,418	29,271	34,516
Special charges, net	(1,388)	(3,520)	(2,751)	(9,897)

	$14,385	$12,898	$26,520	$24,619

Depreciation and amortization expense
United States	$4,282	$4,656	$8,757	$9,911
Canada	519	2,045	1,371	3,960
Europe	2,005	2,315	3,985	4,557
Asia	2,198	1,923	4,326	3,788
Latin America	3,720	3,417	7,073	6,344

Depreciation and amortization expense included in operating income	12,724	14,356	25,512	28,560
Amortization of loan acquisition costs	346	344	691	689

	$13,070	$14,700	$26,203	$29,249

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	June 28, 2008	December 29, 2007
Identifiable assets (including intangible assets)
United States	$279,854	$283,242
Canada	47,514	47,736
Europe	212,654	203,048
Asia	104,670	102,225
Latin America	236,813	223,198
Eliminations	(101,161)	(108,778)

	$780,344	$750,671

Note 14. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Included in operating income	$(561)	$(398)	$(1,853)	$(900)
Included in foreign currency and other (gain) loss, net	(707)	191	(406)	151

	$(1,268)	$(207)	$(2,259)	$(749)

        For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Foreign currency gain, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Foreign currency gain, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other (gain) loss, net in the Consolidated Statement of Operations.

        The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Foreign currency gain, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other (gain) loss, net.

        Additionally, included in Foreign currency and other (gain) loss, net for the six months ended June 30, 2007 is the cash recovery from the minority shareholder of the Company's Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

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

        The Company has several major committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments with respect to these major capital expansion projects as of June 28, 2008 totaled approximately $47.4 million, which are expected to be substantially expended over fiscal year 2008 and through the third quarter of fiscal 2009.

        In fiscal 2007 the Company recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating to the sale of certain business units to a third party at amounts less than their previous carrying values. The Company is still in negotiations with the third party for the purchase of certain business units; however, there is no assurance that a transaction will ultimately be consummated. Although the Company cannot currently predict the ultimate impact of such sale, the Company currently estimates, based on discussions with a potential buyer, that it could incur a loss, on a pre-tax basis, in the range of $7.0 million to $9.0 million on the potential sale.

Note 16. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first six months of fiscal 2008 included the surrender of 38,290 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and in the 2004 Restricted Plan in the amount of $0.5 million to satisfy employee withholding tax obligations.

        Noncash investing or financing activities in the first six months of fiscal 2007 included the surrender of 12,453 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 1 of Part I to this Quarterly Report on Form 10-Q and as contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In addition, it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

Overview

        We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwovens. Nonwovens are high value-added, high performance and low-cost alternative materials developed as an outgrowth of paper, textile and chemical technologies, with critical characteristics including absorbency, tensile strength, softness and barrier properties. Our products, which typically comprise only a small percentage of the final product's total cost, are the critical substrates and components for disposable consumer applications such as baby diapers, feminine hygiene products, household and personal wipes, disposable medical applications, such as surgical gowns and drapes, and for various durable industrial applications including automotive interiors, furniture and bedding, filtration and protective apparel.

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

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We are focusing efforts on diversifying away from large volume, commodity products within this division through the continued innovation of building and construction products to meet evolving customer requirements and the replacement of steel reinforcement with the less costly concrete fiber. Oriented Polymers segment sales were approximately $174.0 million, $173.3 million and $185.1 million for fiscal 2007, 2006 and 2005, respectively, and represented approximately 16%, 17% and 20% of our total net sales in each of those years. As discussed in Note 15 "Commitments and Contingencies" to the unaudited consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we are currently in negotiations with a third party for the sale of our Canadian businesses, which comprises a major portion of our Oriented Polymers segment, although such sale is not assured.

Raw Materials

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon, tissue paper and cotton. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts that contain price escalation provisions which allow us to pass-through any cost increases in raw materials, although there is often a one-quarter lag between the time the we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers.

        During fiscal 2007 and the first seven months of fiscal 2008, the cost of polypropylene resin, our most significant raw material, has increased significantly. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, although in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil. To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Recent Expansion Initiatives

        We have completed five expansions within the past four years, including three in high growth regions such as Latin America and Asia, to address growing demand for regional hygiene and global medical products, which have resulted in improvements in both sales and profitability. Capital expenditures during this period totaled $228.8 million and consisted of four commercially operating spunmelt facilities, including one that initiated commercial production during the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace™ products, maintenance capital spending and certain other smaller projects.

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

        Additionally, in fiscal 2007, we were engaged in two major capital projects: (i) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (ii) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started up early in the fourth quarter of fiscal 2007. These lines have marginally contributed to sales during fiscal 2008.

        We have also commenced construction for the previously announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve hygiene and other customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of fiscal 2009.

Plant Consolidation and Re-alignment

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. We announced an additional plant closing in the U.S. in May of 2008. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

        In fiscal 2007, we recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating to the sale of certain business units to a third party at amounts less than their previous carrying values. We are still in negotiations with the third party for the purchase of these business units, and such negotiations are currently moving forward; however, there is no assurance that a transaction will ultimately be consummated. Although we cannot currently predict the ultimate impact of such sale, we currently estimate, based on discussions with a potential buyer, that we could incur an additional loss in the range of $7.0 million to $9.0 million on the potential sale.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three and six months ended June 28, 2008 in comparison to such items for the three and six months ended June 30, 2007 and in comparison with the 2006 and 2007 fiscal years:

			Three months ended		Six months ended
	Fiscal year ended
			June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	53.9	54.1	56.0	54.5	56.0	53.8
Labor	8.1	7.7	7.2	7.8	7.3	7.7
Overhead	22.7	22.3	21.0	21.4	21.0	21.7

	84.7	84.1	84.2	83.7	84.3	83.2

Gross profit	15.3	15.9	15.8	16.3	15.7	16.8
Selling, general and administrative expenses	10.8	10.2	10.6	10.4	10.8	10.6
Special charges, net	3.8	5.8	0.5	1.3	0.5	1.8
Foreign currency (gain) loss, net	0.1	—	(0.2)	(0.2)	(0.3)	(0.2)

Operating income (loss)	0.6	(0.1)	4.9	4.8	4.7	4.6
Other expense (income):
Interest expense, net	2.9	3.0	2.7	3.0	3.0	3.0
Foreign currency and other (gain) loss, net	0.1	(0.2)	0.1	0.2	0.1	(0.2)

Income (loss) before income tax expense and minority interests	(2.4)	(2.9)	2.1	1.6	1.6	1.8
Income tax expense	0.8	0.8	1.2	0.9	0.9	1.3
Minority interests, net of tax	0.2	0.2	0.1	0.2	0.0	0.2

Net income (loss)	(3.4)%	(3.9)%	0.8%	0.5%	0.7%	0.3%

Comparison of Three Months Ended June 28, 2008 and June 30, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended June 28, 2008, the three months ended June 30, 2007 and the corresponding change (in millions):

	Three months ended June 28, 2008	Three months ended June 30, 2007	Change
Net sales
Nonwovens	$241.5	$225.6	$15.9
Oriented Polymers	49.4	45.4	4.0

	$290.9	$271.0	$19.9

Operating income (loss)
Nonwovens	$19.0	$20.0	$(1.0)
Oriented Polymers	2.0	0.5	1.5
Unallocated Corporate, net of eliminations	(5.2)	(4.1)	(1.1)

	15.8	16.4	(0.6)
Special charges, net	(1.4)	(3.5)	2.1

	$14.4	$12.9	$1.5

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $290.9 million for the three months ended June 28, 2008, an increase of $19.9 million, or 7.3%, over the comparable period of fiscal 2007 net sales of $271.0 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 7.1%, and net sales in fiscal 2008 in the Oriented Polymers segment increased 8.8% from 2007 results. A reconciliation of the change in net sales between the three months ended June 30, 2007 and the three months ended June 28, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended June 30, 2007	$225.6	$45.4	$271.0
Change in sales due to:
Volume	(8.4)	(0.8)	(9.2)
Price/mix	15.3	4.2	19.5
Changes in foreign currency rates	9.0	0.6	9.6

Net sales—three months ended June 28, 2008	$241.5	$49.4	$290.9

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net volume decline of $8.4 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable business. The increases are attributable to the continued expansion of sales in

Latin America and Asia. Most of the growth in Latin America was in hygiene and industrial sales and the growth in Asia was paced by year-over-year growth in hygiene and medical sales. In addition, we commenced sales from our new facility in Argentina in the first quarter of fiscal 2008. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs. Oriented Polymers' net sales for 2008 increased $4.0 million from the three month period of fiscal 2007 and was primarily the result of higher selling prices, partially offset by lower sales volumes. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and the raw material supply interruptions that negatively affected the protective apparel markets.

        Most currencies were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $9.6 million due to the change in foreign currency rates. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the three months ended June 28, 2008 declined to 15.8% from 16.3% in the three month period of fiscal 2007, driven by higher raw material costs and volume declines, which were partially offset by improved price/mix of sales, ongoing manufacturing efficiency gains and lower manufacturing costs, including lower depreciation charges resulting from fiscal 2007 impairments, during fiscal 2008. The raw material component of the cost of goods sold as a percentage of net sales increased from 54.5% in 2007 to 56.0% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation charges resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2007 to the comparable period of 2008. As a percentage of sales, labor decreased from 7.8% to 7.2% and overhead decreased from 21.4% to 21.0%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the three months ended June 30, 2007 and the three months ended June 28, 2008 is presented in the following table (in millions):

Operating income—three months ended June 30, 2007	$12.9
Change in operating income due to:
Price/mix	22.7
Higher raw material costs	(21.0)
Volume	(3.0)
Lower manufacturing costs	1.9
Changes in foreign currency rates	(1.2)
Lower depreciation and amortization expense	1.6
Lower special charges, net	2.1
Lower share-based compensation costs	0.5
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(1.4)
All other	(0.7)

Operating income—three months ended June 28, 2008	$14.4

        Consolidated operating income was $14.4 million in the three months ended June 28, 2008 as compared to $12.9 million of income in the comparative period in 2007, which improvement was significantly affected by a $2.1 million decrease in special charges, net and higher raw material costs of $21.0 million, which was offset by sales price/mix improvements of $22.7 million primarily generated by price increases obtained through the pass-through of higher raw material costs. The cost of certain raw materials, especially polypropylene resin, increased during the second quarter of fiscal 2008, and we have incurred additional increases early in the third quarter of fiscal 2008. Operating income was positively impacted by lower manufacturing costs, lower depreciation and amortization charges and lower share-based compensation costs.

        Operating income for the three months ended June 28, 2008 versus the three months ended June 30, 2007 included (i) a reduction in Latin America due primarily to raw material cost increases, the impact of strengthening currencies and higher operating costs associated with the start-up of equipment, partially offset by increased sales volume, and (ii) lower sales volumes, principally in the U.S. and Europe. These declines were partially offset by lower manufacturing costs in most regions, including reduced depreciation resulting from impairment charges recognized in fiscal 2007.

        Selling, general and administrative expenses increased $2.4 million, from $28.3 million in 2007 to $30.7 million in 2008, partially due to executive separation and termination costs of approximately $1.5 million and the strengthening of foreign currencies versus the U.S. dollar. Selling, general and administrative costs as a percent of net sales increased from 10.4% in the second quarter of fiscal 2007 to 10.6% for the same period of fiscal 2008.

Interest and Other Expense

        Net interest expense decreased $0.1 million, from $8.1 million during the three months ended June 30, 2007 to $8.0 million during the three months ended June 28, 2008. The decrease in net interest expense was largely due to the impact of lower interest rates on the term loan, partially offset by the effects of interest rate swap agreements, discussed below, and interest on borrowings drawn on our revolving credit facility.

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

        Foreign currency and other loss, net improved by $0.1 million, from a loss of $0.4 million in the second quarter of fiscal 2007 to a loss of $0.3 million in the second quarter of fiscal 2008.

Income Tax Expense

        We recognized income tax expense of $3.5 million for the three months ended June 28, 2008 on consolidated income before income taxes and minority interests of $6.1 million for such period. This income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the three months ended June 30, 2007, we recognized an income tax expense of $2.5 million on consolidated pre-tax income of $4.4 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Income

        As a result of the above, we recognized net income of $2.4 million, or $.12 per share, for the three months ended June 28, 2008 compared to net income of $1.2 million, or $.06 per share, for the three months ended June 30, 2007.

Comparison of Six Months Ended June 28, 2008 and June 30, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the six months ended June 28, 2008, the six months ended June 30, 2007 and the corresponding change (in millions):

	Six months ended June 28, 2008	Six months ended June 30, 2007	Change
Net sales
Nonwovens	$473.1	$449.1	$24.0
Oriented Polymers	91.5	89.0	2.5

	$564.6	$538.1	$26.5

Operating income (loss)
Nonwovens	$38.4	$41.5	$(3.1)
Oriented Polymers	2.9	2.3	0.6
Unallocated Corporate, net of eliminations	(12.0)	(9.3)	(2.7)

	29.3	34.5	(5.2)
Special charges, net	(2.8)	(9.9)	7.1

	$26.5	$24.6	$1.9

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $564.6 million for the six months ended June 28, 2008, an increase of $26.5 million, or 4.9%, over the comparable period of fiscal 2007 net sales of $538.1 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 5.3%, and net sales in fiscal 2008 in the Oriented Polymers segment increased 2.8% from 2007 results. A reconciliation of the change in net sales between the six months ended June 30, 2007 and the six months ended June 28, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—six months ended June 30, 2007	$449.1	$89.0	$538.1
Change in sales due to:
Volume	(19.7)	(4.7)	(24.4)
Price/mix	27.5	5.5	33.0
Changes in foreign currency rates	16.2	1.7	17.9

Net sales—six months ended June 28, 2008	$473.1	$91.5	$564.6

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net volume decline of $19.7 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable business. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene and industrial sales and the growth in Asia was paced by year-over-year growth in hygiene and medical sales. In addition, we began generating sales from our new facility in Argentina in the first quarter of fiscal 2008. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs. Oriented Polymers' net sales for 2008 increased $2.5 million from the six-month period of fiscal 2007 and was primarily the result of higher selling prices, partially offset by lower sales volumes. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and the raw material supply interruptions that negatively affected the protective apparel markets.

        Most currencies were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $17.9 million due to the changes in foreign currency rates. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the six months ended June 28, 2008 declined to 15.7% from 16.8% in the first six months of fiscal 2007, driven by higher raw material costs and volume declines, which were partially offset by improved price/mix of sales, ongoing manufacturing efficiency gains and lower manufacturing costs, including lower depreciation charges resulting from fiscal 2007 impairments, during fiscal 2008. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.8% in 2007 to 56.0% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation charges resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the six month period of fiscal 2007 to the comparable period of 2008. As a percentage of sales, labor decreased from 7.7% to 7.3% and overhead decreased from 21.7% to 21.0%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the six months ended June 30, 2007 and the six months ended June 28, 2008 is presented in the following table (in millions):

Operating income—six months ended June 30, 2007	$24.6
Change in operating income due to:
Price/mix	39.2
Higher raw material costs	(41.2)
Volume	(6.9)
Lower manufacturing costs	3.8
Changes in foreign currency rates	0.1
Lower depreciation and amortization expense	3.1
Lower special charges, net	7.1
Increased share-based compensation costs	(0.6)
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(1.0)
All other	(1.7)

Operating income—six months ended June 28, 2008	$26.5

        Consolidated operating income was $26.5 million in the six months ended June 28, 2008 as compared to $24.6 million of income in the comparative period in 2007, which improvement was significantly affected by a $7.1 million decrease in special charges, net and higher raw material costs of $41.2 million, which was mostly offset by sales price/mix improvements of $39.2 million primarily generated by price increases obtained through the pass-through of higher raw material costs and the exit in fiscal 2007 of certain marginally profitable business. The cost of certain raw materials, especially polypropylene resin, increased during the second quarter of fiscal 2008, and we have incurred additional increases early in the third quarter of fiscal 2008. Operating income was positively impacted by lower manufacturing costs and lower depreciation and amortization charges.

        Operating income for the six months ended June 28, 2008 versus the six months ended June 30, 2007 included (i) a reduction in Latin America due primarily to raw material increases, the impact of strengthening currencies and higher operating costs associated with the start-up of equipment, partially offset by increased sales volume, and (ii) lower sales volumes, principally in the U.S. and Europe. These declines were partially offset by lower manufacturing costs in most regions, including reduced depreciation resulting from impairment charges recognized in fiscal 2007.

        Selling, general and administrative expenses increased $4.7 million, from $56.7 million in 2007 to $61.4 million in 2008, partially due to executive separation and termination costs of approximately $1.5 million, higher incentive compensation costs and the strengthening of foreign currencies versus the U.S. dollar, offset in part by lower levels of overall spendings. Selling, general and administrative costs as a percent of net sales increased from 10.6% in the first six months of fiscal 2007 to 10.8% for the same period of fiscal 2008.

Interest and Other Expense

        Net interest expense increased $0.5 million, from $16.2 million during the six months ended June 30, 2007 to $16.7 million during the six months ended June 28, 2008. The increase in net interest expense was largely due to higher interest associated with the increased level of borrowings related to the expansion project in Argentina and the effects of interest rate swap agreements, discussed below, partially offset by the impact of reduced term loan borrowings and lower interest rates on the term loan debt.

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

        Foreign currency and other (gain) loss, net declined by $2.2 million, from a gain of $1.4 million in the first six months of fiscal 2007 to a loss of $0.8 million in the first six months of fiscal 2008. Included as a gain in Foreign currency and other (gain) loss, net for the six months ended June 30, 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action.

Income Tax Expense

        We recognized income tax expense of $5.2 million for the six months ended June 28, 2008 on consolidated income before income taxes and minority interests of $9.0 million for such period. This income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the six months ended June 30, 2007, we recognized income tax expense of $7.1 million on consolidated income before income taxes and minority interest of $9.8 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Income

        As a result of the above, we recognized net income of $3.8 million, or $.20 per share, for the six months ended June 28, 2008 compared to net income of $1.5 million, or $.08 per share, for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At June 28, 2008, we were in compliance with all such financial covenants. Additionally, as of June 28, 2008, we had borrowings under the revolving credit facility of $8.5 million. Capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million as of June 28, 2008. As of June 28, 2008, we also had other outstanding letters of credit in the amount of $5.8 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at June 28, 2008.

	June 28, 2008	December 29, 2007
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$27.1	$31.7
Working capital	184.9	176.0
Total assets	780.3	750.7
Total debt	422.6	427.0
Total shareholders' equity	114.8	98.5
	Six Months Ended
	June 28, 2008	June 30, 2007
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$19.9	$13.5
Net cash used in investing activities	(20.1)	(20.1)
Net cash provided by (used in) financing activities	(5.0)	10.1

Operating Activities

        Net cash provided by operating activities was $19.9 million during the first six months of fiscal 2008, a $6.4 million increase from the $13.5 million provided by operating activities during the first six months of fiscal 2007.

        We had working capital of approximately $184.9 million at June 28, 2008 compared with $176.0 million at December 29, 2007. Accounts receivable at June 28, 2008 was $158.4 million as compared to $139.5 million on December 29, 2007, an increase of $18.9 million. The increase in accounts receivable during fiscal 2008 is primarily attributable to: (i) strengthening of foreign currencies versus the U.S. dollar, (ii) higher unit selling prices resulting from the pass-through of raw material cost increases, and (iii) increased sales, with longer payment cycles, associated with the installation of our new spunmelt line in Argentina. Accounts receivable represented approximately 50 days of sales outstanding at June 28, 2008 as compared to 48 days of sales outstanding at December 29, 2007.

        Inventories at June 28, 2008 were $147.0 million, an increase of $7.3 million from inventories at December 29, 2007 of $139.7 million, with a decrease in raw materials of $2.3 million and increases in finished goods and work-in-process of $7.7 million and $1.9 million, respectively. The increase in inventories during fiscal 2008 is primarily related to the movement of foreign currencies versus the U.S. dollar and an increase in finished goods inventory resulting from inventory builds associated with the installation of our new spunmelt line in Argentina, partially offset by a decrease in raw materials driven by improvements in managing raw material inventory levels. We had inventory representing approximately 55 days of cost of sales on hand at June 28, 2008 compared to 56 days of cost of sales on hand at December 29, 2007.

        Accounts payable and accrued liabilities at June 28, 2008 were $164.1 million as compared to $150.4 million at December 29, 2007, an increase of $13.7 million. Accounts payable and accrued liabilities represented approximately 61 days of cost of sales outstanding at June 28, 2008 compared to 60 days of cost of sales outstanding at December 29, 2007. The increase in accounts payable and accrued liabilities from December 29, 2007 to June 28, 2008 was primarily impacted by increased purchases of raw materials associated with the start-up of the new spunmelt line in Argentina and the related deferral of payments to vendors subsequent to the start-up period; we expect to reduce our days of payables to such vendors during the remainder of fiscal 2008. Accounts payable and accrued liabilities balances can also be impacted by the effects of currency movements, accruals with respect to incentive compensation plans and the timing of payroll cycles, partially offset by faster payment of trade payables, including acceptance of vendor discounts, and changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2008 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first six months of fiscal 2008 are comprised of: (i) $2.8 million of equipment relocation and other shut-down costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, (ii) $0.3 million of costs related to the recently announced closure of the Landisville, New Jersey facility and other restructuring initiatives in the U.S. and Canada, and (iii) a reduction of $0.3 million of amounts previously accrued for severance costs of U.S. salaried employees.

        In fiscal 2007 we recorded non-cash impairment charges of approximately $30.4 million related to certain assets in the Oriented Polymers segment to reflect such assets at estimated fair value as a result of a continued weakening in cash flows and in consideration of continuing negotiations relating to the sale of certain business units to a third party at amounts less than their previous carrying values. We are still in negotiations with the third party for the purchase of certain business units; however, there is no assurance that a transaction will ultimately be consummated. Although we cannot currently predict the ultimate impact of such sale, we currently estimate, based on discussions with a potential buyer, that we could incur a loss, on a pre-tax basis, in the range of $7.0 million to $9.0 million on the potential sale.

        The restructuring and plant realignment costs in the first six months of fiscal 2007 were principally associated with (i) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of our Canadian operations in the amount of $3.8 million, (ii) the planned closure of two of our plants in the United States, which was communicated to affected employees in January 2007, in the amount of $4.7 million, and (iii) costs of $0.8 million related to the relocation of our corporate headquarters to Charlotte, North Carolina.

        We expect to make future cash payments of approximately $7.3 million associated with current restructuring initiatives, of which $3.6 million has been accrued as of June 28, 2008. In addition, we currently anticipate future proceeds from the sale of idled facilities and equipment in the range of $5.0 - $15.0 million, which is expected to be received primarily in fiscal 2009.

Investing and Financing Activities

        Net cash used for investing activities amounted to $20.1 million in the first six months of both fiscal 2008 and fiscal 2007. Capital expenditures during 2008 totaled $20.9 million, an increase of $0.6 million from capital spending of $20.3 million in 2007. A significant portion of the capital expenditures in 2008 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina. Investing activities during 2008 and 2007 also include proceeds from the sale of assets of $1.1 million and $0.2 million, respectively. We estimate our annual minimum sustaining capital expenditures to be $10.0 million to $15.0 million. In response to additional working capital investments resulting from raw material increases, we have taken steps to lower our capital expenditures to less than $20.0 million for the second half of fiscal 2008, enabling us to appropriately balance cash flows from operations with capital expenditures.

        Net cash used in financing activities amounted to $5.0 million in the first six months of fiscal 2008, compared to $10.1 million of net cash provided by financing activities in the first six months of fiscal 2007. In 2008, we repaid, on a net basis, $5.0 million of debt whereas we borrowed, on a net basis, $12.9 million of debt during 2007. In fiscal 2008, we repaid $22.0 million of term loans, borrowed $8.5 million under the revolving credit facility, repaid $3.0 million of short-term borrowings in Asia and borrowed $11.7 million associated with the new spunmelt line in Argentina. Additionally, in 2007 we repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

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

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. The Credit Facility requires that we maintain a leverage ratio of not more than 4.00:1.00, as of June 28, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1:00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at June 28, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. On June 28, 2008, our leverage ratio was 3.79:1.00 and our interest expense coverage ratio was 3.59:1.00. Therefore, we were in compliance with the debt covenants under the Credit Facility at June 28, 2008. However, as noted above, these ratios adjust automatically, effective April 4, 2009, and are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. While we intend to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. We currently estimate that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first six months of fiscal 2008 and that no additional amount will be due with respect to fiscal 2008. We have classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in our unaudited interim Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007 included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an Alternate Base Rate ("ABR") for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. As of June 28, 2008, we had outstanding borrowings under the revolving credit facility of $8.5 million. There were no borrowings under the revolving credit facility as of December 29, 2007. As of June 28, 2008, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million. Average daily borrowings under the revolving credit facility, which were largely Alternate Base Rate-based borrowings, were $5.1 million at an average interest rate of 6.3% for the period from December 30, 2007 to June 28, 2008. The revolving credit portion of the Credit Facility matures on November 22, 2010.

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

        We have also incurred debt in fiscal years 2007 and 2008 to finance the ongoing installation of our new spunmelt line in Argentina. As of June 28, 2008, this debt amounted to $44.2 million and we expect principal and interest payments to begin in July 2008 with the loans maturing in September 2016.

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

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments of approximately $7.3 million, of which $3.6 million has been accrued as of June 28, 2008. Additionally, we currently anticipate future proceeds in the range of approximately $5.0 - $15.0 million from the sale of idled facilities and equipment, most of which is expected to be received primarily in fiscal 2009.

        As discussed in Note 15, "Commitments and Contingencies" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have several major committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments due related to these expansion projects as of June 28, 2008 amounted to approximately $47.4 million, which are expected to be substantially expended over fiscal year 2008 and through the third quarter of fiscal 2009. As discussed more fully in Note 7 "Debt" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we obtained local financing to fund a substantial portion of the capital expansion in Argentina.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first six months of both 2008 and 2007. However, we continue to be impacted by raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

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

        On December 30, 2007 (the first day of fiscal 2008), we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact our consolidated financial statements as we did not elect the fair value option for any instruments existing as of the adoption date. However, we currently plan to evaluate the fair value measurement election with respect to financial instruments we enter into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. We are continuing to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of our 2009 fiscal year.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the U.S. We currently do not anticipate that this new accounting standard will have a significant impact on the consolidated financial statements.

Critical Accounting Policies and Other Matters

        The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis, including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, inventories, income taxes, impairment of long-lived assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Operations and Financial Condition," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

         Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At June 28, 2008, a reserve of $7.0 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of June 28, 2008, based on our current operating performance, as well as future expectations for the business, other than as disclosed in the notes to the unaudited interim consolidated financial statements included herein in Item 1 of Part I to this Quarterly Report on Form 10-Q, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in notes 7 and 11 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009 and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the interest rate swap contract would change annual interest expense by approximately $1.8 million.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first six months of both 2008 and 2007, certain currencies of countries in which we conduct foreign currency denominated business strengthened against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price escalation provisions which allow us to pass-through any increases in raw materials, although there is often a delay between the time we are required to pay the increased raw material price and the time that we are able to pass the increase on to our customers. Raw material prices as a percentage of sales have increased from 54.5% in the three months ended June 30, 2007 to 56.0% in the three months ended June 28, 2008.

        During fiscal 2007 and the first seven months of fiscal 2008, the cost of polypropylene resin, our most significant raw material, has increased significantly, particularly during the May 2008 to July 2008 timeframe. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.5 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 28, 2008.

        There were no changes in our internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the second quarter of fiscal 2008, 2,621 shares of our Class B Common Stock were converted into 2,621 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our shareholders held their Annual Meeting on May 22, 2008, and considered and voted to adopt and approve the following matters (the numbers below represent shares of Class A, B and C Common Stock):

  (1)
  The election of nine directors for one-year terms or until their successors are duly elected and qualified:

Name of Director	Votes in Favor	Votes Withheld
Pedro A. Arias	18,153,872	44,866
Ramon Betolaza	18,194,010	4,728
Lap Wai Chan	17,675,085	523,653
Veronica Hagen	18,190,719	8,019
William B. Hewitt	17,700,218	498,520
Eugene Linden	18,194,041	4,697
Wade Nesmith	18,186,267	12,471
James A. Ovenden	18,194,065	4,673
Charles E. Volpe	18,194,035	4,703
  (2)
  The approval of the Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") for certain of our employees. The 2008 LTI Stock Plan provides for awards in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of our Class A Common Stock to eligible employees. The purpose of the 2008 LTI Stock Plan is to provide these individuals with incentives to maximize corporate performance and shareholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
16,213,269	854,156	3,121	1,128,192

ITEM 5.    OTHER INFORMATION

  (a)
  On August 6, 2008, we issued a press release announcing our financial results for the second quarter and six months ended June 28, 2008. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Separation Agreement, dated as of April 8, 2008, between Willis C. Moore, III and Polymer Group, Inc.
10.2	Amendment No. 1 to Change in Control Severance Compensation Agreement, dated as of April 10, 2008, between Robert J. Kocourek and Polymer Group, Inc.
10.3	Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on April 25, 2008)
10.4	Form of Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 29, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release, dated August 6, 2008, reporting financial results for the second quarter and six months ended June 28, 2008

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: August 6, 2008	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: August 6, 2008	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer

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