Form 10-Q
period 2008-09-27
POLYMER GROUP INC
filed 2008-11-06
CIK 927417

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
Or
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

        On October 30, 2008 there were 19,402,414 shares of Class A common stock, 100,569 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, we do not undertake any obligation to update these statements and caution against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. "Risk Factors" in our Annual Report on Form 10-K and in Part II to this Quarterly Report on Form 10-Q. There can be no assurances that these events will occur or that our results will be as estimated.

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,598	$31,698
Accounts receivable, net	158,121	139,505
Inventories	144,792	139,726
Deferred income taxes	3,494	2,371
Other current assets	30,761	26,535

Total current assets	364,766	339,835
Property, plant and equipment, net	383,440	395,394
Intangibles and loan acquisition costs, net	7,995	9,341
Deferred income taxes	163	41
Other assets	11,160	6,060

Total assets	$767,524	$750,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,273	$3,654
Accounts payable and accrued liabilities	167,112	150,365
Income taxes payable	2,056	2,069
Current portion of long-term debt	9,994	7,790

Total current liabilities	188,435	163,878
Long-term debt	397,202	415,514
Deferred income taxes	21,787	20,185
Other noncurrent liabilities	33,259	32,817

Total liabilities	640,683	632,394
Minority interests	18,083	19,745
Commitments and contingencies
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,401,020 and 19,274,415 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	194	193
Class B convertible common stock—101,813 and 107,805 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	1	1
Class C convertible common stock—24,319 shares issued and outstanding at September 27, 2008 and December 29, 2007	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	192,265	190,147
Retained deficit	(129,216)	(136,442)
Accumulated other comprehensive income	45,514	44,633

Total shareholders' equity	108,758	98,532

Total liabilities and shareholders' equity	$767,524	$750,671

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007
Net sales	$301,037	$256,186
Cost of goods sold	258,011	216,515

Gross profit	43,026	39,671
Selling, general and administrative expenses	29,968	26,097
Special charges, net	1,687	20,350
Foreign currency loss, net	2,348	464

Operating income (loss)	9,023	(7,240)
Other expense (income):
Interest expense, net	8,002	8,666
Foreign currency and other gain, net	(3,205)	(615)

Income (loss) before income tax expense and minority interests	4,226	(15,291)
Income tax expense	2,542	5,219
Minority interests, net of tax	(1,738)	400

Net income (loss)	$3,422	$(20,910)

Income (loss) per common share:
Basic	$0.18	$(1.08)

Diluted	$0.18	$(1.08)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Net sales	$865,683	$794,238
Cost of goods sold	733,864	664,241

Gross profit	131,819	129,997
Selling, general and administrative expenses	91,343	82,807
Special charges, net	4,844	30,247
Foreign currency (gain) loss, net	495	(436)

Operating income	35,137	17,379
Other expense (income):
Interest expense, net	24,667	24,887
Foreign currency and other gain, net	(2,805)	(2,014)

Income (loss) before income tax expense and minority interests	13,275	(5,494)
Income tax expense	7,711	12,328
Minority interests, net of tax	(1,662)	1,555

Net income (loss)	$7,226	$(19,377)

Income (loss) per common share:
Basic	$0.37	$(1.00)

Diluted	$0.37	$(1.00)

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Operating activities:
Net income (loss)	$7,226	$(19,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,156	7,784
Depreciation and amortization	38,672	43,785
Pension settlement loss	—	3,849
Asset impairment charges	—	12,491
Investment and other losses	577	—
Noncash compensation	2,695	2,655
Changes in operating assets and liabilities:
Accounts receivable, net	(18,710)	(144)
Inventories	(5,665)	(7,433)
Other current assets	(5,226)	(8,865)
Accounts payable and accrued liabilities	23,990	(2,945)
Other, net	(12,328)	(6,032)

Net cash provided by operating activities	34,387	25,768

Investing activities:
Purchases of property, plant and equipment	(28,414)	(46,373)
Proceeds from sale of assets	1,497	605
Acquisition of intangibles and other	(444)	—

Net cash used in investing activities	(27,361)	(45,768)

Financing activities:
Proceeds from borrowings	42,624	57,743
Repayment of borrowings	(53,950)	(33,495)
Repayments of advances from equipment supplier	—	(2,792)

Net cash provided by (used in) financing activities	(11,326)	21,456

Effect of exchange rate changes on cash	200	1,156

Net increase (decrease) in cash and cash equivalents	(4,100)	2,612
Cash and cash equivalents at beginning of period	31,698	32,104

Cash and cash equivalents at end of period	$27,598	$34,716

See Accompanying Notes.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Principles of Consolidation and Financial Statement Information

Principles of Consolidation

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with 17 manufacturing and converting facilities throughout the world, and a presence in eight countries. The Company's main sources of revenue are the sales of primary and intermediate products to the medical, hygiene, wipes and industrial markets.

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

        The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the period ended December 29, 2007. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of December 29, 2007 have been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

Reclassification

        Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with the current period classification.

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

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits (an amendment of FASB Statements No. 5 and 43)" ("SFAS No. 112"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $45.5 million at September 27, 2008 consisted of $49.6 million of currency translation gains (net of income taxes of $9.2 million), $0.9 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $0.2 million) and $3.2 million of cash flow hedge losses. Accumulated other comprehensive income of $44.6 million at December 29, 2007 consisted of $50.8 million of currency translation gains (net of income taxes of $10.6 million), $1.9 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $4.3 million of cash flow hedge losses. Comprehensive loss for the three months ended September 27, 2008 amounted to $7.0 million, compared to comprehensive loss of $16.7 million for the three months ended September 29, 2007. Comprehensive income for the nine months ended September 27, 2008 amounted to $7.7 million, compared to comprehensive loss of $5.2 million for the nine months ended September 29, 2007.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of noncontrolling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

of fiscal 2009, and expects this new accounting standard to result in changes in the presentation of minority interests in the consolidated financial statements, consistent with the new standard.

        In March 2008, the Financial Accounting Standards Board issued Statement 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133," (SFAS No. 161") to expand the disclosure framework in FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt SFAS No. 161 effective January 4, 2009 and apply its provisions prospectively by providing the additional disclosures in its financial statements for the first quarter of 2009. The Company has not yet determined if it will also provide comparative information for prior periods.

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

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and the risk of repayment. The allowance for doubtful accounts was approximately $6.9 million and $6.1 million at September 27, 2008 and December 29, 2007, respectively, which management believes is adequate to provide for credit loss in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to The Procter & Gamble Company ("P&G") accounted for approximately 11% and 12% of the Company's sales in the first nine months of fiscal 2008 and 2007, respectively.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

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

        During the first nine months of fiscal 2008, approximately $186.4 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $144.6 million during the first nine months of fiscal 2007. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $6.5 million and $7.4 million at September 27, 2008 and December 29, 2007, respectively, and is included in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Foreign currency and other gain, net in the Consolidated Statements of Operations.

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

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Asset impairment charges	$—	$12,156	$—	$12,491
Restructuring and plant realignment costs	1,512	8,175	4,262	17,450
Other costs	175	19	582	306

	$1,687	$20,350	$4,844	$30,247

Asset impairment charges

        During the third quarter of fiscal 2007, based on a continuing weakening of sales, earnings and cash flows related to certain of the Company's Canadian operations, the Company evaluated such assets within the Oriented Polymers segment for impairment and recorded a charge of $9.5 million, consistent with the provisions of SFAS No. 144. Also, in conjunction with the closure of its Neunkirchen, Germany plant, the Company completed an evaluation of the Neunkirchen real property for impairment and, based on the third-party appraisal of such assets, recorded a non-cash charge of approximately $3.0 million associated with the write-down of such assets, included in the nonwovens segment, to estimated fair value less costs to sell.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the nine-month period ended September 27, 2008 (in thousands):

Balance accrued at beginning of year	$5,903
2008 restructuring and plant realignment costs	4,262
Cash payments	(8,134)
Adjustments	123

Balance accrued at end of period	$2,154

        The restructuring and plant realignment costs in the three and nine month periods of fiscal 2008 are primarily comprised of (i) $0.4 million and $3.3 million, respectively, of costs related to the previously announced closure of the Neunkirchen, Germany facility, (ii) $0.7 million and $0.9 million, respectively, of costs related to the previously announced closing of the Landisville, New Jersey facility, (iii) $0.5 million of costs related to a management restructuring within the Company's Latin America operations, and (iv) a reduction of $0.1 million and $0.4 million, respectively, in amounts previously accrued pertaining to the Company's severance plan for certain U.S. salaried employees in accordance with the provisions of SFAS No. 112.

        The Company recognized $3.3 million of cash restructuring charges in the nine months ended September 27, 2008 related to the previously announced closure of the Neunkirchen, Germany facility. Production activities at the facility ceased as of September 29, 2007. The current year charges include $0.6 million related to employee termination expenses and $2.7 million related to equipment relocation and other associated shut-down costs.

        On May 30, 2008, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2008, the Company communicated a plan to affected employees that it planned to close the Landisville, New Jersey plant by the end of the third quarter of fiscal 2008 to better align the Company's capabilities with its long-term strategic direction. The plant closing includes the reduction of approximately 77 positions when such efforts are completed. Production activities at the facility ceased in August, 2008. During the nine months ended September 27, 2008, the Company recognized $0.6 million of employee termination costs and $0.3 million of other associated shut-down costs. The Company estimates that it will recognize total cash restructuring charges in fiscal 2008 of approximately $1.5 - $3.0 million, comprised of approximately $0.5 - $1.0 million for employee termination expenses, which excludes severance amounts previously accrued pursuant to SFAS No. 112, and $1.0 - $2.0 million for equipment removal and other associated shut-down costs.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the three and nine month periods of fiscal 2007 were principally associated with (i) the Company's closure of two of its Nonwovens plants in the United States, which was communicated to affected employees in January 2007, in the amounts of $2.2 million

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

and $7.0 million, respectively, (ii) the Company's closure of its plant in Neunkirchen, Germany, which was communicated to affected employees in July 2007, in the amount of $5.6 million, which was recognized in the third quarter of fiscal 2007, (iii) a settlement loss, recognized in the first quarter of fiscal 2007, associated with a partial curtailment of a defined benefit pension plan at one of the Company's Canadian operations in the amount of $3.8 million, and (iv) other costs of $0.4 million and $1.0 million, respectively, primarily related to the relocation of the corporate headquarters to Charlotte, North Carolina.

Other costs

        During the three and nine month periods of fiscal 2008, the Company incurred $0.2 million and $0.6 million, respectively, of costs associated with the previously disclosed negotiations regarding the sale by the Company of certain assets in the Oriented Polymers segment. During the third quarter of fiscal 2008, the Company terminated such negotiations and the sale transaction is not currently expected to occur.

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

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Finished goods	$78,052	$71,855
Work in process	19,672	20,125
Raw materials and supplies	47,068	47,746

	$144,792	$139,726

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $12.4 million and $13.0 million at September 27, 2008 and December 29, 2007, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Cost:
Proprietary technology	$2,541	$2,328
Loan acquisition costs	9,205	9,205
Other	2,255	2,207

	14,001	13,740
Less accumulated amortization	(6,006)	(4,399)

	$7,995	$9,341

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$207	$200	$619	$469
Loan acquisition costs included in interest expense, net	345	345	1,036	1,034

Total amortization expense	$552	$545	$1,655	$1,503

        Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $21.3 million and $18.3 million as of September 27, 2008 and December 29, 2007, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	September 27, 2008	December 29, 2007
Credit Facility, as defined below, stated interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—interest at 5.73% and 7.09% as of September 27, 2008 and December 29, 2007, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$367,225	$390,300
Revolving Credit Facility Loan—interest at 6.25% as of September 27, 2008; balance due November 22, 2010	1,500	—
Argentine Facilities:
Argentine Peso Loan—interest at 14.50% and 13.28% as of September 27, 2008 and December 29, 2007, respectively; denominated in Argentine pesos with 32 quarterly payments of approximately $0.3 million that began in August 2008	8,223	7,617
Argentine Peso Loan for working capital funding—interest at 14.50% as of September 27, 2008; denominated in Argentine pesos with 18 quarterly payments of approximately $0.1 million that began in July 2008	2,615	—
United States Dollar Loan—interest at 5.71% and 8.26% as of September 27, 2008 and December 29, 2007, respectively; denominated in U.S. dollars with 32 quarterly payments of approximately $0.9 million that began in September 2008	26,742	24,524
Other	891	863

	407,196	423,304
Less: Current maturities	(9,994)	(7,790)

	$397,202	$415,514

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 4.00:1.00, as of September 27, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at September 27, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. The Company was in compliance with the debt covenants under the Credit Facility at September 27, 2008. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company intends to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results. The Company currently estimates that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first nine months of fiscal 2008 and that no additional excess cash flow payments will be due with respect to fiscal 2008. The Company has classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in the Consolidated Balance Sheets as of September 27, 2008 and December 29, 2007. No additional amounts were due under the excess cash flow provisions of the Credit Facility with respect to fiscal 2007.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate ("ABR") for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. As of September 27, 2008, there was $1.5 million of borrowings under the revolving credit facility. There were no borrowings under the revolving credit facility as of December 29, 2007. As of September 27, 2008, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million, as described below. Average daily borrowings under the revolving credit facility, which were largely Alternate Base Rate-based borrowings, were $7.3 million at

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

an average interest rate of 6.3% for the period from December 30, 2007 to September 27, 2008. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 11 to the consolidated financial statements. During a portion of the first nine months of fiscal 2007, the Company had a position in a prior cash flow hedge agreement, which terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of September 27, 2008, the Company has effectively reserved capacity under the revolving credit facility in the amount of $2.0 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at September 27, 2008. As of September 27, 2008, the Company also had other outstanding letters of credit in the amount of $6.0 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at September 27, 2008.

Subsidiary Indebtedness

        In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities, which were intended to finance working capital requirements, were extended in fiscal 2007 and paid in full during fiscal 2008. In fiscal 2007 and fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $9.3 million and $3.7 million at September 27, 2008 and December 29, 2007, respectively, which facilities mature at various dates through March 2009. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, not including any interest added to the debt, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan, and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of September 27, 2008, the outstanding indebtedness was approximately $37.6 million, consisting of $10.8 million Argentine peso-denominated loans and a $26.7 million U.S. dollar-denominated loan. Current maturities of this debt amount to $5.1 million as of September 27, 2008. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $2.6 million in September 2012, approximately $8.2 million in April 2016 and the balance of $26.7 million maturing in May 2016.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country, which currently provides for monthly payments of principal and interest at 6.25% per year. Based on the expectation that the principal will be repaid by the end of fiscal 2008, this debt is shown in Current portion of long-term debt in the Consolidated Balance Sheets as of September 27, 2008 and December 29, 2007.

Note 8. Income Taxes

        During the three and nine months ended September 27, 2008, the Company recognized income tax expense of $2.5 million and $7.7 million, respectively, on consolidated income before income taxes and minority interests of $4.2 million and $13.3 million, respectively. This income tax expense was different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"), foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico.

        During the three and nine months ended September 29, 2007, the Company recognized income tax expense of $5.2 million and $12.3 million, respectively, on consolidated losses before income taxes and minority interests of $15.3 million and $5.5 million, respectively. This income tax expense was significantly higher than the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits were recognized, foreign withholding taxes, for which tax credits were not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        At implementation of FIN 48, the Company increased the liability for unrecognized tax benefits by $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 by $4.6 million, which included $1.6 million of interest and penalties. During the nine months ended September 27, 2008, the Company increased the liability for unrecognized tax benefits by $3.0 million, which included interest and penalties of $1.8 million.

        Of the total unrecognized tax benefits of $17.4 million as of September 27, 2008, $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. There have not been any material decreases or reductions in the unrecognized tax benefits, since the adoption of FIN 48, relating to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

        Included in the balance of unrecognized tax benefits at September 27, 2008 was $0.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state settlement negotiations and the lapse of statutes of limitations.

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

        As of September 27, 2008, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2007. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

        There were income tax refunds receivable of $4.4 million and $1.8 million at September 27, 2008 and December 29, 2007, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 9. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Current service costs	$633	$603	$1,893	$1,787
Interest costs on projected benefit obligation and other	1,684	1,414	5,048	4,187
Return on plan assets	(1,875)	(1,729)	(5,622)	(5,118)
Amortization of transition obligation and other	(24)	(25)	(72)	(73)
Settlement loss	—	—	—	3,849

Periodic benefit cost, net	$418	$263	$1,247	$4,632

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Current service costs	$9	$45	$27	$133
Interest costs on projected benefit obligation and other	84	118	254	348
Amortization of transition obligation and other	(96)	(72)	(290)	(211)

Periodic benefit cost, net	$(3)	$91	$(9)	$270

        As of September 27, 2008, the Company had contributed $4.6 million to its pension and postretirement benefit plans for the 2008 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007 (the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with SFAS No. 87 "Employers' Accounting for Pensions." The Company presently anticipates contributing an additional $0.4 million to fund its plans in 2008, for a total of $5.0 million.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007.

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. The stock options provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options is accelerated on the occurrence of a change in control. With respect to post-vesting restrictions, the 2003 Option Plan currently provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of September 27, 2008 and December 29, 2007, the Company had outstanding grants of non-qualified stock options to purchase 355,435 shares and 380,675 shares of the Company's Class A Common Stock, respectively. Accordingly, at September 27, 2008, there remain 44,565 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of September 27, 2008, with respect to the 355,435 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 18,990 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of September 27, 2008. Accordingly, pursuant to the provisions of SFAS No. 123(R), 336,445 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of September 27, 2008. For fiscal 2007, the Company achieved 51% of its performance targets; accordingly, the Company recognized compensation costs for 51% of the compensation attributable to performance-based awards for the 2007 fiscal year. On March 12, 2008, the Compensation Committee approved vesting of previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan (defined below). The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company has recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were less than $0.1 million for the three months ended September 27, 2008, and $0.7 million for the nine months ended September 27, 2008 and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 29, 2007, such costs were $0.5 million and $1.4 million, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of September 27, 2008 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	298,874	37,571
Weighted average exercise price	$6.00	$6.00
Weighted average remaining contractual term (years)	0.9	2.9
Aggregate intrinsic value (in $000s)	$1,704	$214
For nonvested options:
Compensation cost not yet recognized (in $000s)		$406
Weighted average period of recognition (years)		1.2

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

        In the first nine months of fiscal 2008 and fiscal 2007, the Company awarded 15,887 and 6,842 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 27, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 29, 2007, these costs approximated $0.1 million and $0.2 million, respectively.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer (the "Executive Employment Agreement"). Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.2 million for the three and nine months ended September 27, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The compensation costs associated with such restricted shares totaled $0.1 million for the three and nine months ended September 29, 2007. In addition, during the first nine months of fiscal 2008, 3,937 shares were surrendered to satisfy withholding requirements. Compensation cost not yet recognized for such

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.8 million as of September 27, 2008, and the weighted average period of recognition for such compensation was 1.3 years as of September 27, 2008.

        As of September 27, 2008, there remain 62,437 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        During the first nine months of fiscal 2008, 143,935 restricted shares were awarded to certain employees of the Company, of which 35,000 shares were awarded, and 40,000 shares are available to be awarded in March 2009 based on achievement of 2008 performance targets, under the terms of the Executive Employment Agreement. In addition, 35,144 shares were surrendered during the first nine months of fiscal 2008 by employees to satisfy withholding requirements and 11,100 shares were forfeited. During the first nine months of fiscal 2007, 65,800 restricted shares were awarded to certain employees of the Company, of which 50,000 shares were awarded under the terms of the Executive Employment Agreement. In addition, during the first nine months of fiscal 2007, 12,453 shares were surrendered by employees to satisfy withholding requirements and 4,010 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.2 million and $1.5 million for the three and nine months ended September 27, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 29, 2007, these costs approximated $0.4 million and $1.0 million, respectively. As of September 27, 2008, awards of 331,210 shares of the Company's Class A Common Stock are outstanding and, excluding 40,000 shares available for award in March 2009 under the terms of the Executive Employment Agreement, 110,790 shares were available for future grant under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of September 27, 2008, of the 371,210 shares awarded and outstanding, or available for award in March 2009, under the 2005 Stock Plan, 61,443 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of September 27, 2008. Accordingly, pursuant to the provisions of SFAS 123(R), 309,767 restricted shares

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

are considered granted and outstanding under the 2005 Stock Plan as of September 27, 2008. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.6 million as of September 27, 2008, and the weighted average period of recognition for such compensation was 1.3 years as of September 27, 2008.

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

        During the first nine months of fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. These awards included 52,026 service-based restricted shares, 10,458 service-based restricted stock units and 125,186 restricted stock units that vest based on the achievement of 2008 performance targets and the completion of requisite service periods. In addition, during the first nine months of fiscal 2008, 1,054 shares and 2,140 restricted stock units were forfeited. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.1 million and $0.1 million for the three and nine months ended September 27, 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of September 27, 2008, awards of 50,972 shares of the Company's Class A Common Stock and 133,504 restricted stock units are outstanding and 240,524 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $2.7 million as of September 27, 2008, and the weighted average period of recognition for such compensation was 1.1 years as of September 27, 2008.

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 7 "Debt" to the consolidated financial statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

expires on June 29, 2009, was $240.0 million at both September 27, 2008 and December 29, 2007. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%, which expired on May 8, 2007.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in the fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on indicative price information obtained via a third party valuation, was an obligation of $3.2 million and $4.3 million as of September 27, 2008 and December 29, 2007, respectively. Those amounts are included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The interest rate swap is valued on a recurring basis at fair value, as described above (Level 2 input, as defined by SFAS No. 157). The unrealized gain in the interest rate swap's fair value of $1.1 million during the first nine months of fiscal 2008 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of September 27, 2008.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $1.4 million and $3.0 million for the three and nine months ended September 27, 2008, respectively. For the three and nine months ended September 29, 2007, the impact was a decrease of $0.2 million and $1.7 million, respectively.

Note 12. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the three and nine months ended September 27, 2008 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended September 27, 2008
Basic	$3,422	19,335.5	$0.18
Potential shares exercisable/earned under share-based plans		300.8
Less: shares which could be repurchased under treasury stock method		(162.4)

Diluted	$3,422	19,473.9	$0.18

Nine months ended September 27, 2008
Basic	$7,226	19,257.8	$0.37
Potential shares exercisable/earned under share-based plans		300.8
Less: shares which could be repurchased under treasury stock method		(140.4)

Diluted	$7,226	19,418.2	$0.37

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Under the treasury stock method, shares represented by the exercise of 35,080 options and 98,073 nonvested restricted shares were not included in diluted earnings per share for the three and nine month periods ended September 27, 2008 because to do so would have been anti-dilutive.

        Calculations have not been presented to reconcile basic earnings per common share to diluted earnings per common share for the three and nine months ended September 29, 2007 as the impact of such calculations would be anti-dilutive. Average shares outstanding for the three and nine months ended September 29, 2007 were 19,387,680 and 19,345,681, respectively.

        As of September 27, 2008, the Company's authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

        All classes of common stock have similar voting rights. In accordance with the Amended and Restated Certificate of Incorporation, all shares of Class B, C, D and E Common Stock may be converted into an equal number of shares of Class A Common Stock. The shares of preferred stock may be issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 13. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed on a regular basis by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the three and nine months ended September 27, 2008 and the three and nine months ended September 29, 2007 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales
Nonwovens	$257,834	$216,447	$730,960	$665,525
Oriented Polymers	43,203	39,739	134,723	128,713

	$301,037	$256,186	$865,683	$794,238

Operating income (loss)
Nonwovens	$11,924	$20,643	$52,113	$64,237
Oriented Polymers	3,720	(1,415)	6,631	897
Unallocated Corporate	(4,934)	(6,118)	(18,763)	(17,508)

	10,710	13,110	39,981	47,626
Special charges, net	(1,687)	(20,350)	(4,844)	(30,247)

	$9,023	$(7,240)	$35,137	$17,379

Depreciation and amortization expense
Nonwovens	$10,978	$11,083	$33,814	$34,248
Oriented Polymers	1,015	2,951	3,434	8,001
Unallocated Corporate	131	157	388	502

Depreciation and amortization expense included in operating income	12,124	14,191	37,636	42,751
Amortization of loan acquisition costs	345	345	1,036	1,034

	$12,469	$14,536	$38,672	$43,785

Capital spending
Nonwovens	$7,326	$25,554	$27,437	$45,131
Oriented Polymers	52	289	458	809
Corporate	125	220	519	433

	$7,503	$26,063	$28,414	$46,373

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	September 27, 2008	December 29, 2007
Division assets
Nonwovens	$770,046	$761,750
Oriented Polymers	82,474	85,428
Corporate	9,149	12,197
Eliminations	(94,145)	(108,704)

	$767,524	$750,671

        Geographic Data:

        Geographic data for the Company's operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales
United States	$119,203	$105,405	$346,526	$348,357
Canada	25,802	26,203	78,757	80,924
Europe	50,688	45,464	154,034	148,367
Asia	33,882	23,419	91,314	61,451
Latin America	71,462	55,695	195,052	155,139

	$301,037	$256,186	$865,683	$794,238

Operating income (loss)
United States	$(1,704)	$1,146	$1,023	$6,478
Canada	1,693	(2,077)	3,162	(2,329)
Europe	2,466	2,331	8,004	9,644
Asia	4,814	3,623	12,098	8,328
Latin America	3,441	8,087	15,694	25,505

	10,710	13,110	39,981	47,626
Special charges, net	(1,687)	(20,350)	(4,844)	(30,247)

	$9,023	$(7,240)	$35,137	$17,379

Depreciation and amortization expense
United States	$4,375	$4,581	$13,132	$14,492
Canada	505	2,397	1,876	6,357
Europe	1,522	2,049	5,507	6,606
Asia	2,240	2,001	6,566	5,789
Latin America	3,482	3,163	10,555	9,507

Depreciation and amortization expense included in operating income	12,124	14,191	37,636	42,751
Amortization of loan acquisition costs	345	345	1,036	1,034

	$12,469	$14,536	$38,672	$43,785

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	September 27, 2008	December 29, 2007
Identifiable assets (including intangible assets)
United States	$272,356	$283,242
Canada	46,777	47,736
Europe	191,307	203,048
Asia	105,415	102,225
Latin America	245,924	217,338
Eliminations	(94,255)	(102,918)

	$767,524	$750,671

Note 14. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Included in operating income	$2,348	$464	$495	$(436)
Included in foreign currency and other gain, net	(3,596)	(511)	(4,002)	(360)

	$(1,248)	$(47)	$(3,507)	$(796)

        For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Foreign currency (gain) loss, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Foreign currency (gain) loss, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other gain, net in the Consolidated Statements of Operations.

        The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Foreign currency (gain) loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other gain, net.

        Additionally, included in Foreign currency and other gain, net for the nine months ended September 29, 2007 is the cash recovery from the minority shareholder of the Company's Argentine subsidiary of legal and other costs associated with a prior period legal action of approximately $1.8 million.

Note 15. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which is deemed material.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        On July 5, 2007, the Company received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by the Company's Audit Committee into certain transactions between the Company and an equipment supplier and related matters. In response to various requests from the SEC, the Company has furnished documents and has met with the SEC to explain the Audit Committee's process and to otherwise respond to any questions. As of October 2, 2008, the Company has been notified that this investigation has been completed as to the Company, against which the Division of Enforcement does not intend to recommend any enforcement action by the SEC.

        The Company has committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments with respect to these major capital expansion projects as of September 27, 2008 totaled approximately $42.9 million, which are expected to be substantially expended over fiscal year 2008 and through the third quarter of fiscal 2009. On September 30, 2008, the Company entered into a series of foreign exchange forward contracts to manage its U.S.-dollar exposure on Euro-based obligations for firm commitments related to a capital expenditure project. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge of an unrecognized firm commitment. In addition, the forward contracts, which mature at varying dates in fiscal 2009, are expected to be completely effective in hedging the specifically-covered unrecognized firm commitment. The Company currently has approximately $33.3 million of notional amount in outstanding contracts with a third party financial institution.

Note 16. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first nine months of fiscal 2008 included the surrender of 39,081 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and in the 2004 Restricted Plan in the amount of $0.5 million to satisfy employee withholding tax obligations.

        Noncash investing or financing activities in the first nine months of fiscal 2007 included the surrender of 12,453 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan in the amount of $0.3 million to satisfy employee withholding tax obligations. Also, the Company recorded $5.0 million of property, plant and equipment additions, for which payment had not been made as of September 29, 2007.

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

        We have one of the largest global platforms in our industry, with 17 manufacturing and converting facilities throughout the world, and a presence in eight countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are one of the leading participants in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

        We compete primarily in the worldwide nonwovens market. Based on certain industry sources, management estimates that this market is over $20.0 billion with an expected 5.0-9.0% compound annual growth rate (CAGR) over the next five years. Demand in developing regions is forecasted to grow in excess of a 10.0% CAGR over the same time period, driven primarily by increased penetration of disposable products as per capita income rises. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 2.0-4.0% CAGR, driven by increased penetration of certain products, the development of new applications for nonwovens and underlying market growth. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the high-growth developing regions, will allow us to achieve long-term growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in, macroeconomic factors and the technology that we develop.

        Nonwovens are categorized as either disposable (estimated to be approximately 50% to 55% of worldwide industry sales) or durable (estimated to be approximately 45% to 50% of worldwide industry sales). We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are non-cyclical and will grow rapidly in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Growth in these markets can be highly influenced by broader economic trends in a given market compared to the disposable products markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the ultimate end product consumer.

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

        In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and spending, adverse business conditions and liquidity concerns. We have already seen softness in the durable goods applications in the industrial markets and expect those trends to continue; however, our overall business model is one that is relatively defensive in that approximately two-thirds of our sales are generated from disposable products that are not as impacted by macro market swings.

Raw Materials

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a one-quarter lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers.

        During fiscal 2007 and through the first eight months of fiscal 2008, the cost of polypropylene resin, our most significant raw material, increased significantly and, since August of 2008, the cost of polypropylene resin has decreased significantly. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, although in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including regional supply versus demand dynamics for the raw materials and the volatile price of oil. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, our cost of goods sold would decrease and our operating profit would correspondingly increase; however, such increase would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Recent Expansion Initiatives

        We have completed five expansions within the past four years, including three in high growth regions such as Latin America and Asia, to address growing demand for regional hygiene and global medical products, which have resulted in overall improvements in both sales and profitability. Capital expenditures during this period totaled $236.2 million and consisted of four commercially operating spunmelt facilities, including one that initiated commercial production during the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace™ products, maintenance capital spending and certain other smaller projects.

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

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three and nine months ended September 27, 2008 in comparison to such items for the three and nine months ended September 29, 2007 and in comparison with the 2006 and 2007 fiscal years:

			Three months ended		Nine months ended
	Fiscal year ended
			September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	53.9	54.1	56.8	53.3	56.3	53.7
Labor	8.1	7.7	7.4	7.5	7.4	7.6
Overhead	22.7	22.3	21.5	23.7	21.1	22.3

	84.7	84.1	85.7	84.5	84.8	83.6

Gross profit	15.3	15.9	14.3	15.5	15.2	16.4
Selling, general and administrative expenses	10.8	10.2	10.0	10.2	10.5	10.4
Special charges, net	3.8	5.8	0.5	8.0	0.5	3.8
Foreign currency loss, net	0.1	—	0.8	0.2	0.1	0.0

Operating income (loss)	0.6	(0.1)	3.0	(2.9)	4.1	2.2
Other expense (income):
Interest expense, net	2.9	3.0	2.6	3.4	2.9	3.1
Foreign currency and other (gain) loss, net	0.1	(0.2)	(1.0)	(0.3)	(0.3)	(0.2)

Income (loss) before income tax expense and minority interests	(2.4)	(2.9)	1.4	(6.0)	1.5	(0.7)
Income tax expense	0.8	0.8	0.9	2.0	0.9	1.5
Minority interests, net of tax	0.2	0.2	(0.6)	0.2	(0.2)	0.2

Net income (loss)	(3.4)%	(3.9)%	1.1%	(8.2)%	0.8%	(2.4)%

Comparison of Three Months Ended September 27, 2008 and September 28, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended September 27, 2008, the three months ended September 29, 2007 and the corresponding change (in millions):

	Three months ended September 27, 2008	Three months ended September 29, 2007	Change
Net sales
Nonwovens	$257.8	$216.5	$41.3
Oriented Polymers	43.2	39.7	3.5

	$301.0	$256.2	$44.8

Operating income (loss)
Nonwovens	$11.9	$20.6	$(8.7)
Oriented Polymers	3.7	(1.4)	5.1
Unallocated Corporate, net of eliminations	(4.9)	(6.1)	1.2

	10.7	13.1	(2.4)
Special charges, net	(1.7)	(20.3)	18.6

	$9.0	$(7.2)	$16.2

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $301.0 million for the three months ended September 27, 2008, an increase of $44.8 million, or 17.5%, over the comparable period of fiscal 2007 net sales of $256.2 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 19.1%, and net sales in fiscal 2008 in the Oriented Polymers segment increased 8.8% from 2007 results. A reconciliation of the change in net sales between the three months ended September 29, 2007 and the three months ended September 27, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended September 29, 2007	$216.5	$39.7	$256.2
Change in sales due to:
Volume	12.6	(1.3)	11.3
Price/mix	23.2	4.8	28.0
Changes in foreign currency rates	5.5	0.0	5.5

Net sales—three months ended September 27, 2008	$257.8	$43.2	$301.0

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net volume improvements of $12.6 million in Nonwovens sales includes improvements in all four geographic regions, with the more significant portion of the growth occurring in Asia and Latin America. The sales increases in the U.S. and Europe were reduced by recent plant closures and our decision to exit certain marginally profitable business. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene sales, including sales generated by our new facility in Argentina, and the growth in Asia was paced by year-over-year growth in hygiene and medical sales. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs. Oriented Polymers' net sales for 2008 increased $3.5 million from the three month period of fiscal 2007 and was primarily the result of higher selling prices, partially offset by lower sales volumes. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts and a slowdown in the automotive sector affecting the industrial business, a reduction in commodity industrial packaging volumes, and reduced sales to the protective apparel markets, caused in part by economic factors and raw material supply interruptions.

        Most currencies were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $5.5 million due to the change in foreign currency rates. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the three months ended September 27, 2008 declined to 14.3% from 15.5% in the three month period of fiscal 2007, primarily driven by higher raw material costs, which were partially offset by improved price/mix of sales and lower depreciation charges, resulting from fiscal 2007 impairments, during fiscal 2008. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.3% in 2007 to 56.8% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation charges resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2007 to the comparable period of 2008. As a percentage of sales, labor decreased from 7.5% to 7.4% and overhead decreased from 23.7% to 21.5%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income (loss)

        A reconciliation of the change in operating income (loss) between the three months ended September 29, 2007 and the three months ended September 27, 2008 is presented in the following table (in millions):

Operating loss—three months ended September 29, 2007	$(7.2)
Change in operating income due to:
Price/mix	28.9
Higher raw material costs	(30.8)
Volume	4.2
Changes in foreign currency rates	(3.6)
Lower depreciation and amortization expense	2.1
Lower special charges, net	18.7
Lower share-based compensation costs	0.5
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(3.5)
All other	(0.3)

Operating income—three months ended September 27, 2008	$9.0

        Consolidated operating income was $9.0 million in the three months ended September 27, 2008 as compared to an operating loss of $7.2 million in the comparable period in 2007, which improvement was significantly affected by an $18.7 million decrease in special charges, net and higher raw material costs of $30.8 million, which was partially offset by sales price/mix improvements of $28.9 million primarily generated by price increases obtained through the pass-through of higher raw material costs. The costs of certain raw materials, especially polypropylene resin, were significantly higher during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Operating income was positively impacted by lower depreciation and amortization charges and lower share-based compensation costs and negatively impacted by higher SG&A costs.

        Operating income (loss) for the three months ended September 27, 2008 versus the three months ended September 29, 2007 included (i) a significant reduction in Latin America due primarily to raw material cost increases, the impact of strengthening currencies, higher operating costs associated with the start-up of equipment and competitive and economic pressures in the Mercosur region, partially offset by increased sales volume, and (ii) lower sales volumes, principally in the U.S. and Europe. These declines were partially offset by lower manufacturing costs, primarily related to reduced depreciation resulting from impairment charges recognized in fiscal 2007.

        Overall, selling, general and administrative expenses increased $3.9 million, from $26.1 million in 2007 to $30.0 million in 2008, partially due to volume-related increases in Latin America and Asia, strengthening of foreign currencies versus the U.S. dollar and increases in research and development and administrative costs on a global basis, and partly offset by lower stock compensation costs. Selling, general and administrative costs as a percent of net sales decreased from 10.2% in the third quarter of fiscal 2007 to 10.0% for the same period of fiscal 2008, which percentage is also impacted by higher sales due to increases in selling price resulting from the pass-through of higher raw material costs.

        Additionally, economic conditions on a global basis began to deteriorate during the third quarter of fiscal 2008. This deterioration began to impact sales volumes into the industrial markets late in the third quarter which resulted in manufacturing inefficiencies. We also recognized costs during the quarter associated with qualifying new fiber suppliers as certain existing suppliers shut down capacity. However, demand in our disposable segments of hygiene, medical and wipes in mature markets remained stable during the quarter and grew in the developing regions.

Interest and Other Expense

        Net interest expense decreased $0.7 million, from $8.7 million during the three months ended September 29, 2007 to $8.0 million during the three months ended September 27, 2008. The decrease in net interest expense was largely due to the impact of lower interest rates on the term loan and a lower level of term loan borrowings, partially offset by the effects of interest rate swap agreements, discussed below, and interest on borrowings drawn on our revolving credit facility.

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

        Foreign currency and other gain, net improved by $2.6 million, from a gain of $0.6 million in the third quarter of fiscal 2007 to a gain of $3.2 million in the third quarter of fiscal 2008.

Income Tax Expense

        We recognized income tax expense of $2.5 million for the three months ended September 27, 2008 on consolidated income before income taxes and minority interests of $4.2 million for such period. This income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico. During the three months ended September 29, 2007, we recognized an income tax expense of $5.2 million on a consolidated loss before income taxes and minority interests of $15.3 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Income (Loss)

        As a result of the above, we recognized net income of $3.4 million, or $0.18 per share, for the three months ended September 27, 2008 compared to a net loss of $20.9 million, or $1.08 per share, for the three months ended September 29, 2007.

Comparison of Nine Months Ended September 27, 2008 and September 29, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of our net sales and operating income by operating division for the nine months ended September 27, 2008, the nine months ended September 29, 2007 and the corresponding change (in millions):

	Nine months ended September 27, 2008	Nine months ended September 29, 2007	Change
Net sales
Nonwovens	$731.0	$665.5	$65.5
Oriented Polymers	134.7	128.7	6.0

	$865.7	$794.2	$71.5

Operating income (loss)
Nonwovens	$52.1	$64.2	$(12.1)
Oriented Polymers	6.6	0.9	5.7
Unallocated Corporate, net of eliminations	(18.7)	(17.5)	(1.2)

	40.0	47.6	(7.6)
Special charges, net	(4.9)	(30.2)	25.3

	$35.1	$17.4	$17.7

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $865.7 million for the nine months ended September 27, 2008, an increase of $71.5 million, or 9.0%, over the comparable period of fiscal 2007 net sales of $794.2 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 9.8%, and net sales in fiscal 2008 in the Oriented Polymers segment increased 4.7% from 2007 results. A reconciliation of the change in net sales between the nine months ended September 29, 2007 and the nine months ended September 27, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—nine months ended September 29, 2007	$665.5	$128.7	$794.2
Change in sales due to:
Volume	(7.1)	(6.0)	(13.1)
Price/mix	50.8	10.4	61.2
Changes in foreign currency rates	21.8	1.6	23.4

Net sales—nine months ended September 27, 2008	$731.0	$134.7	$865.7

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net volume decline of $7.1 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable business. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene sales, including sales generated by our new facility in Argentina, and the growth in Asia was paced by year-over-year growth in hygiene and medical sales. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs. Oriented Polymers' net sales for 2008 increased $6.0 million from the nine-month period of fiscal 2007 and was primarily the result of higher selling prices, partially offset by lower sales volumes. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts and a slowdown in the automotive sector affecting the industrial business, a reduction in commodity industrial packaging volumes, and reduced sales to the protective apparel markets, caused in part by economic factors and raw material supply interruptions.

        Most currencies were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $23.4 million due to the changes in foreign currency rates. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in the nine months ended September 27, 2008 declined to 15.2% from 16.4% in the first nine months of fiscal 2007, primarily driven by higher raw material costs, which were partially offset by improved price/mix of sales, ongoing manufacturing efficiency gains and lower manufacturing costs, including lower depreciation charges resulting from fiscal 2007 impairments, during fiscal 2008. The raw material component of the cost of goods sold as a percentage of net sales increased from 53.7% in 2007 to 56.3% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation charges resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the nine month period of fiscal 2007 to the comparable period of 2008. As a percentage of sales, labor decreased from 7.6% to 7.4% and overhead decreased from 22.3% to 21.1%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

  Operating income

        A reconciliation of the change in operating income between the nine months ended September 29, 2007 and the nine months ended September 27, 2008 is presented in the following table (in millions):

Operating income—nine months ended September 29, 2007	$17.4
Change in operating income due to:
Price/mix	68.1
Higher raw material costs	(72.1)
Volume	(2.7)
Lower manufacturing costs	3.2
Changes in foreign currency rates	(4.0)
Lower depreciation and amortization expense	5.1
Lower special charges, net	25.4
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(4.7)
All other	(0.6)

Operating income—nine months ended September 27, 2008	$35.1

        Consolidated operating income was $35.1 million in the nine months ended September 27, 2008 as compared to $17.4 million of income in the comparative period in 2007, which improvement was significantly affected by a $25.4 million decrease in special charges, net and higher raw material costs of $72.1 million, which was mostly offset by sales price/mix improvements of $68.1 million primarily generated by price increases obtained through the pass-through of higher raw material costs and the exit in fiscal 2007 of certain marginally profitable business. The cost of certain raw materials, especially polypropylene resin, increased throughout the first eight months of fiscal 2008, and decreased significantly in September 2008. Operating income was positively impacted by lower manufacturing costs and lower depreciation and amortization charges and negatively impacted by higher SG&A costs.

        Operating income for the nine months ended September 27, 2008 versus the nine months ended September 29, 2007 included (i) a significant reduction in Latin America due primarily to raw material increases, the impact of strengthening currencies, higher operating costs associated with the start-up of equipment and competitive and economic pressures in the Mercosur region, partially offset by increased sales volume, and (ii) lower sales volumes, principally in the U.S. and Europe. These declines were partially offset by lower manufacturing costs in most regions other than Latin America, including reduced depreciation resulting from impairment charges recognized in fiscal 2007.

        Selling, general and administrative expenses increased $8.5 million, from $82.8 million in 2007 to $91.3 million in 2008, partially due to executive separation and termination costs of approximately $1.6 million, volume-related increases in Latin America and Asia, strengthening of foreign currencies versus the U.S. dollar and increases in research and development and administrative costs on a global basis. Selling, general and administrative costs as a percent of net sales increased from 10.4% in the first nine months of fiscal 2007 to 10.5% for the same period of fiscal 2008, which percentage is also impacted by higher sales resulting from the pass-through of higher raw material costs.

Interest and Other Expense

        Net interest expense decreased $0.2 million, from $24.9 million during the nine months ended September 29, 2007 to $24.7 million during the nine months ended September 27, 2008. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates on the term loan debt, net of the impact of higher interest charges associated with the increased level of borrowings related to the expansion project in Argentina and the effects of interest rate swap agreements, discussed below.

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

        Foreign currency and other gain, net improved by $0.8 million, from a gain of $2.0 million in the first nine months of fiscal 2007 to a gain of $2.8 million in the first nine months of fiscal 2008. Included as a gain in Foreign currency and other gain, net for the nine months ended September 29, 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action.

Income Tax Expense

        We recognized income tax expense of $7.7 million for the nine months ended September 27, 2008 on consolidated income before income taxes and minority interests of $13.3 million for such period. This income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico. During the nine months ended September 29, 2007, we recognized income tax expense of $12.3 million on a consolidated loss before income taxes and minority interest of $5.5 million. This income tax expense is significantly different than such expense determined at the U.S. federal statutory rate primarily due to losses in the U.S. and certain jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Income

        As a result of the above, we recognized net income of $7.2 million, or $0.37 per share, for the nine months ended September 27, 2008 compared to a net loss of $19.4 million, or $1.00 per share, for the nine months ended September 29, 2007.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At September 27, 2008, we were in compliance with all such financial covenants. Additionally, as of September 27, 2008, we had borrowings under the revolving credit facility of $1.5 million and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million. As of September 27, 2008, we also had other outstanding letters of credit in the amount of $6.0 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at September 27, 2008.

	September 27, 2008	December 29, 2007
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$27.6	$31.7
Working capital	176.3	176.0
Total assets	767.5	750.7
Total debt	416.5	427.0
Total shareholders' equity	108.8	98.5

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$34.4	$25.8
Net cash used in investing activities	(27.4)	(45.8)
Net cash provided by (used in) financing activities	(11.3)	21.5

Operating Activities

        Net cash provided by operating activities was $34.4 million during the first nine months of fiscal 2008, an $8.6 million increase from the $25.8 million provided by operating activities during the first nine months of fiscal 2007. We expect to see further impacts from the deterioration in global economic factors. This is expected to be most visible in the durable goods sectors. Our overall business model is one that is relatively defensive in that approximately two-thirds of our sales are generated from disposable products that are not as impacted by macro market swings.

        We had working capital of approximately $176.3 million at September 27, 2008 compared with $176.0 million at December 29, 2007. Accounts receivable at September 27, 2008 was $158.1 million as compared to $139.5 million on December 29, 2007, an increase of $18.6 million. The increase in accounts receivable during fiscal 2008 is primarily attributable to: (i) higher unit selling prices resulting from the pass-through of raw material cost increases, and (ii) increased sales, with longer payment cycles, associated with the installation of our new spunmelt line in Argentina. Accounts receivable represented approximately 48 days of sales outstanding at September 27, 2008 and December 29, 2007.

        Inventories at September 27, 2008 were $144.8 million, an increase of $5.1 million from inventories at December 29, 2007 of $139.7 million, with decreases in raw materials of $0.7 million and work-in-process of $0.4 million, respectively, and an increase in finished goods of $6.2 million. The increase in inventories during fiscal 2008 is primarily related to increased raw material pricing and inventory builds associated with the installation of our new spunmelt line in Argentina, partially offset by a decrease in raw materials driven by improvements in managing raw material inventory levels and efficiencies gained in our European business. We had inventory representing approximately 51 days of cost of sales on hand at September 27, 2008 compared to 56 days of cost of sales on hand at December 29, 2007.

        Accounts payable and accrued liabilities at September 27, 2008 were $167.1 million as compared to $150.4 million at December 29, 2007, an increase of $16.7 million. Accounts payable and accrued liabilities represented approximately 59 days of cost of sales outstanding at September 27, 2008 compared to 60 days of cost of sales outstanding at December 29, 2007. The increase in accounts payable and accrued liabilities from December 29, 2007 to September 27, 2008 was primarily impacted by increased purchases of raw materials associated with the start-up of the new spunmelt line in Argentina and the related deferral of payments to vendors subsequent to the start-up period. Accounts payable and accrued liabilities balances can also be impacted by the effects of currency movements, accruals with respect to incentive compensation plans and the timing of payroll cycles, partially offset by faster payment of trade payables, including acceptance of vendor discounts, and changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2008 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first nine months of fiscal 2008 are comprised of: (i) $3.3 million of equipment relocation and other shut-down costs related to the closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, (ii) $0.9 million of costs related to the closure of the Landisville, New Jersey facility, which ceased production activities as of August 19, 2008, (iii) $0.5 million of costs related to a management restructuring within our Latin America operations, and (iv) a reduction of $0.4 million of amounts previously accrued for severance costs of U.S. salaried employees.

        During the first nine month of fiscal 2008, we incurred $0.6 million of costs associated with the previously disclosed negotiations regarding the sale of certain assets in the Oriented Polymers segment. During the third quarter of fiscal 2008, we terminated such negotiations and the sale transaction is not currently expected to occur.

        The restructuring and plant realignment costs in the first nine months of fiscal 2007 were principally associated with (i) the closure of two of its plants in the United States, which was communicated to affected employees in January 2007, in the amount of $7.0 million, (ii) the closure of its plant in Neunkirchen, Germany, which was communicated to affected employees in July 2007, in the amount of $5.6 million (iii) a settlement loss associated with a partial curtailment of a defined benefit pension plan at one of our Canadian operations in the amount of $3.8 million, and (iv) other costs of $1.0 million, primarily related to the relocation of the corporate headquarters to Charlotte, North Carolina.

        We expect to make future cash payments of approximately $5.0 - $7.0 million associated with current restructuring initiatives, of which $2.2 million has been accrued as of September 27, 2008. In addition, we currently anticipate future proceeds from the sale of idled facilities and equipment in the range of $5.0 - $15.0 million, which is expected to be received primarily in fiscal 2009.

Investing and Financing Activities

        Net cash used in investing activities amounted to $27.4 million and $45.8 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures during 2008 totaled $28.4 million, a decrease of $18.0 million from capital spending of $46.4 million in 2007. A significant portion of the capital expenditures in 2008 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina. Investing activities during 2008 and 2007 also include proceeds from the sale of assets of $1.5 million and $0.6 million, respectively. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. In response to additional working capital investments resulting from raw material price increases, we lowered our capital expenditures for the third quarter of fiscal 2008 and have taken steps to keep our capital expenditures for the second half of fiscal 2008 to less than $20.0 million, enabling us to appropriately balance cash flows from operations with capital expenditures.

        On September 30, 2008, we entered into a series of foreign exchange forward contracts to manage our U.S.-dollar exposure on Euro-based obligations for firm commitments related to a capital expenditure project. In accordance with SFAS No. 133, we designated the forward contracts as a fair value hedge of an unrecognized firm commitment. In addition, the forward contracts, which mature at varying dates in fiscal 2009, are expected to be completely effective in hedging our specifically-covered unrecognized firm commitment. We currently have approximately $33.3 million of notional amount in outstanding contracts with a third party financial institution.

        Net cash used in financing activities amounted to $11.3 million in the first nine months of fiscal 2008, compared to $21.5 million of net cash provided by financing activities in the first nine months of fiscal 2007. In 2008, we repaid, on a net basis, $11.3 million of debt whereas we borrowed, on a net basis, $24.2 million of debt during 2007. In fiscal 2008, we repaid $23.1 million of term loans and $3.7 million of short-term borrowings in Asia and borrowed a net amount of $13.9 million associated with the new spunmelt line in Argentina and a net amount of $1.5 million under the revolving credit facility. Additionally, in 2007 we repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

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

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that we maintain a leverage ratio of not more than 4.00:1.00, as of September 27, 2008, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at September 27, 2008 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. On September 27, 2008, our leverage ratio was 3.83:1.00 and our interest expense coverage ratio was 3.57:1.00. Therefore, we were in compliance with the debt covenants under the Credit Facility at September 27, 2008. However, as noted above, these ratios adjust automatically, effective April 4, 2009, and are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. While we intend to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. We currently estimate that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during the first nine months of fiscal 2008 and that no additional amount will be due with respect to fiscal 2008. We have classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in our unaudited interim Consolidated Balance Sheets as of September 27, 2008 and December 29, 2007 included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The interest rate applicable to borrowings under the Credit Facility is based on three-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an Alternate Base Rate ("ABR") for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. As of September 27, 2008, we had outstanding borrowings under the revolving credit facility of $1.5 million. There were no borrowings under the revolving credit facility as of December 29, 2007. As of September 27, 2008, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.0 million. Average daily borrowings under the revolving credit facility, which were largely Alternate Base Rate-based borrowings, were $7.3 million at an average interest rate of 6.3% for the period from December 30, 2007 (the first day of fiscal 2008) to September 27, 2008. The revolving credit portion of the Credit Facility matures on November 22, 2010.

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

        We have also incurred third-party debt in fiscal years 2007 and 2008 to finance the ongoing installation of our new spunmelt line in Argentina. As of September 27, 2008, this debt is comprised of long-term facilities of $37.6 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $5.1 million. Additionally, in fiscal 2007 and fiscal 2008, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $9.3 million at September 27, 2008 which facilities mature at various dates through March 2009 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets. Total third-party debt incurred by our Argentine subsidiary amounted to $46.9 million as of September 27, 2008.

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

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments of approximately $5.0 - $7.0 million, of which $2.2 million has been accrued as of September 27, 2008. Additionally, we currently anticipate future proceeds in the range of approximately $5.0 - $15.0 million from the sale of idled facilities and equipment, most of which is expected to be received primarily in fiscal 2009.

        As discussed in Note 15, "Commitments and Contingencies" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments due related to these expansion projects as of September 27, 2008 amounted to approximately $42.9 million, which are expected to be substantially expended over fiscal year 2008 and through the third quarter of fiscal 2009. As discussed more fully in Note 7 "Debt" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we obtained local financing to fund a substantial portion of the capital expansion in Argentina.

        We expect to see further impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic factors, and are experiencing significant volatility in raw material pricing; however, based on our ability to generate positive cash flows from operations and the financial flexibility provided by the Credit Facility, as amended, we believe that we currently have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. While Argentina is experiencing significant inflation, the impact of inflation on our overall financial position and results of operations was minimal during the first nine months of both 2008 and 2007. However, we continue to be significantly impacted by volatility in raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of noncontrolling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal

2009, and currently expect this new accounting standard to result in changes in the presentation of minority interests in the consolidated financial statements, consistent with the new standard.

        In March 2008, the Financial Accounting Standards Board issued Statement 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133 ("SFAS No. 161"), to expand the disclosure framework in FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods that begin after November 15, 2008. We intend to adopt SFAS No. 161 effective January 4, 2009 and apply its provisions prospectively by providing the additional disclosures in our financial statements for the first quarter of 2009. We have not yet determined if it will also provide comparative information for prior periods.

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

         Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At September 27, 2008, a reserve of $6.9 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of September 27, 2008, based on our current operating performance, as well as future expectations for the business, other than as disclosed in the notes to the unaudited interim consolidated financial statements included herein in Item 1 of Part I to this Quarterly Report on Form 10-Q, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first nine months of both 2008 and 2007, certain currencies of countries in which we conduct foreign currency denominated business moved significantly versus the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        We have not historically hedged our exposure to foreign currency risk. However, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Also, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency-based obligations such as firm commitments related to certain capital expenditure projects. On September 30, 2008, we entered into foreign exchange forward contracts to manage our U.S.-dollar exposure on a Euro-based unrecognized firm commitment for a capital expenditure project. We are also subject to political risk in certain of our foreign operations and have utilized insurance programs in certain circumstances to potentially mitigate our political risk.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material prices as a percentage of sales have increased from 53.3% in the three months ended September 29, 2007 to 56.8% in the three months ended September 27, 2008.

        During fiscal 2007 and the first eight months of fiscal 2008, the cost of polypropylene resin, our most significant raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, since August 2008, the cost of polypropylene resin has decreased significantly. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.1 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, our cost of goods sold would decrease and our operating profit would correspondingly increase; however, such increase would be offset, in whole or in part, by reductions to selling prices offered to customers by contract or in light of current market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4. CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 27, 2008.

        There were no changes in our internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which is deemed material.

ITEM 1A.    RISK FACTORS

        The risk factors immediately following, which were not included in our 2007 Annual Report on Form 10-K ("2007 Form 10-K"), are being included herein to provide additional disclosure related to the risk factors disclosed in our 2007 Form 10-K. See our 2007 Form 10-K for an expanded description of other risks that we face.

Our business may be adversely affected by economic downturns

        In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, primarily in the industrial sector, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If certain of the markets we serve significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected. Additionally, the downturn in economic conditions has negatively impacted the equity markets. As a result, we may experience changes in the funding positions of our defined benefit plans, which may result in increased funding requirements in the future. These factors have also resulted in a tightening in the global credit markets which could impact our ability to renew or extend short-term financing arrangements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the third quarter of fiscal 2008, 2,471 shares of our Class B Common Stock were converted into 2,471 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

  (a)
  On November 5, 2008, we issued a press release announcing our financial results for the third quarter and nine months ended September 27, 2008. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release, dated November 5, 2008, reporting financial results for the third quarter and nine months ended September 27, 2008

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: November 5, 2008	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: November 5, 2008	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer

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