Form 10-K
period 2009-01-03
POLYMER GROUP INC
filed 2009-03-19
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of Class
Class A common stock
Class B common stock
Series A warrants to subscribe for shares of Class D common stock
Series B warrants to subscribe for shares of Class E common stock

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Company's voting stock held by non-affiliates as of June 28, 2008 was approximately $74.6 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Registrant's common equity. As of March 11, 2009, there were 19,446,911 shares of Class A common stock, 87,671 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

         Portions of the Registrant's Notice of 2009 Annual Meeting of Stockholders and Proxy Statement—Part III

 POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended January 3, 2009

INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

        Readers should consider the following information as they review this Form 10-K:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-K refer to Polymer Group, Inc. and its subsidiaries.

Safe Harbor-Forward-Looking Statements

        From time to time, we may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "intend," "target" or other words that convey the uncertainty of future events or outcomes.

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

Fiscal Year-End

        Our fiscal year ends on the Saturday nearest to December 31. Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period. Fiscal 2006 ended December 30, 2006 and included the results of operations for a fifty-two week period. References herein to "2008," "2007," and "2006," generally refer to fiscal 2008, fiscal 2007 and fiscal 2006, respectively, unless the context indicates otherwise.

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

        We have one of the largest global platforms in our industry, with seventeen manufacturing and converting facilities throughout the world, and a presence in eight countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are one of the leading participants in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

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

Industry Overview

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market is in excess of $20.0 billion in annual sales. Historically, the global market has been expected to grow at a five-year compound annual growth rate (CAGR) of 6.0 to 8.0%. The recent change in the macro economic conditions have negatively impacted certain market segments, specifically durable products used in industrial applications. The recent severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market, specifically in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. However, the overall growth rate expectation is lower than prior year indications. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

Business Strategy

        Our goal is to be the global leader in the hygiene and medical markets and to participate in the industrial and wipes markets where we can build scale and a sustainable market leading position. We strive to be the premier partner of choice for companies seeking materials that, in simplest terms, perform better and offer superior value. We expect to achieve this by delivering outstanding customer satisfaction and innovative solutions that help our clients succeed. We are committed to improving the way people work and live by providing the highest quality products to customers in four markets around the world: hygiene, medical, wipes and industrial. The contributions of our people will be recognized as the key to our success in achieving market leadership and creating value for stakeholders.

        We plan to grow our core businesses in line with our markets by expanding in key geographic markets and continuing to develop new technologies to capitalize on new product opportunities. We also seek to expand our capabilities to take advantage of the penetration and growth of our core products internationally, particularly in emerging countries. We are committed to excellence throughout our business to increase total delivered value to customers by leveraging our global presence and functional scale to deliver products to customers with best-in-class reliability and efficiency.

        Our business strategy is one based on achieving differentiated leadership in the markets in which we compete. We will accomplish this by leveraging and investing in our core competencies of Global Presence, Innovation, Operational Excellence and Customer Satisfaction. To execute our strategy and drive continued success, we are focused on the following:

Global Presence.    We expect to continue our successful strategy of adding capacity in both developed and developing regions to follow and grow with global, regional and local customers. This also includes leveraging global best practices, functionally and technologically, with a strong local market presence. We intend to utilize our proven strategy of expanding in markets with attractive supply and demand characteristics through a detailed market assessment which includes identifying a majority of new product volumes in advance of commercialization. Our strategic expansion projects target a return on our investment over a three to five-year period following the start up of the project. Additionally, we will selectively continue to evaluate strategic consolidation opportunities, focusing on companies, technologies and products that complement our business, competitive position and product offerings.

Innovation.    We expect to continue to work with industry leading customers to develop new and innovative products and solutions. We intend to leverage our culture of innovation, our global organization and the efficiency of our research and development investments to deliver both innovative products and processes that are category game changers as well as next generation products tailored to meet demanding and evolving specifications and address consumer preferences.

Operational Excellence.    We expect to continue to operate our facilities with manufacturing excellence characterized by best-in-class reliability, performance, yield, product quality and consistency. We plan to continue to organize for success by leveraging our global platform through an interconnected global and regional functional management structure in areas such as manufacturing, sales, marketing, procurement, finance and human resources. In addition, we will look for opportunities to improve supply chain management and offer solutions to customers to reduce costs and streamline manufacturing operations and corporate functions.

Customer Satisfaction.    We expect to continue to partner with our global customer base of leading consumer and industrial players to grow in the regions and markets where they are growing. To do this, we seek to actively engage customer feedback through various sources to identify what customers value most and deliver it to them. We will continue to collaborate with our customers and strategically align our business focus to best address customer needs. We intend to work closely with our customers to develop next-generation products and provide innovative solutions to satisfy end-user requirements.

        We develop, manufacture and sell a broad array of products. Our sales are focused in two operating divisions: "Nonwovens" and "Oriented Polymers" that provide opportunities to leverage our advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Nonwovens segment

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, medical, industrial, and wiping. Nonwovens segment sales were approximately $971.4 million, $885.7 million and $848.3 million of our consolidated net sales for fiscal 2008, 2007 and 2006, respectively, and represented approximately 85%, 84% and 83% of our consolidated net sales in each of those years.

        Nonwovens are categorized as either disposable (estimated to be approximately 50% to 55% of worldwide industry sales) or durable (estimated to be approximately 45% to 50% of worldwide industry sales). We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are less cyclical and will have higher growth rates in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the consumer of the end product.

Hygiene applications.    In the hygiene market, our substrates are the critical components providing superior absorbency, barrier strength, fit and softness in diapers, training pants, feminine sanitary protection and adult incontinence products. Our broad product offerings provide customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In developing regions, such as certain parts of Latin America and Asia, where penetration rates for nonwoven hygiene products such as disposable diapers are low (less than 50%), growth is expected to be driven by increased disposable product penetration resulting from increasing standards of living. We believe that we are well positioned to participate in this growth through our global presence in these markets and as a result of our recent expansions in Cali, Colombia, Buenos Aires, Argentina and our previously announced expansion in San Luis Potosi, Mexico (addressing growth in the U.S. and Mexican markets).

        In developed regions, growth is expected to be driven by our customers' continued demand for enhanced functionality and greater sophistication in their end-products. We frequently partner with select, industry-leading manufacturers to jointly develop leading-edge products to meet changing consumer demands.

Medical applications.    Our medical products are the principal, high-performance materials that are used in disposable surgical packs, apparel such as operating room gowns and drapes, face masks, shoe covers and wound care sponges and dressings. Nonwovens feature characteristics and properties which address barrier performance, breathability, strength and softness. Our previously launched innovative Medisoft® Ultra™ line delivers enhanced softness and comfort, as well as drapability and breathability, combined with higher protection and superior cost effectiveness than traditional medical nonwovens. Our well-respected position in the industry is rooted in our acquisition of Johnson & Johnson's medical nonwovens business in 1995. We believe we hold the largest global market position in nonwoven-based medical fabrics. Growth in the United States is expected to be driven by demand for improved barrier properties and enhanced protection due to new regulations, such as those imposed by the Association for the Advancement of Medical Instrumentation. In Europe, where the nonwoven medical penetration rate of 40% is significantly lower than that of North America, growth is expected to be driven by increased use of disposable products as end-use customers switch to nonwovens from materials that are less breathable and that do not provide adequate barrier properties. Medical products, whose final production steps are labor intensive, are increasingly being converted and manufactured in low cost labor regions such as China. We are uniquely positioned to participate in the growth from this trend through our proximity to regional medical converters and the finishing capabilities of our new plants in Suzhou and Nanhai, China.

Wiping applications.    We produce nonwoven products for the consumer wipes market, which includes personal care and facial wipes (in-market examples, including those that we do not supply, consist of wipes from Olay® and Neutrogena®), baby wipes and household wipes (in-market examples, including those that we do not supply, consist of Clorox® and Lysol® disinfectant wipes and Swiffer® and Pledge® dry dusting wipes). We also market a converted line of wipes under our own industry-leading Chix® brand directly to industrial, foodservice, and janitorial markets. Wipes producers rely on nonwovens to provide features that enable product performance demanded by consumers such as abrasiveness and liquid dispensability. For example, our proprietary APEX™ technology enables us to impart three-dimensional images, which enhance performance by creating ridges for dust collection and increase abrasiveness, as well as improve branding and customer appeal. The consumer wipes market is expected to grow significantly as a result of increased sales of these value-added consumer products and continued innovations such as the additions of lotions, exfoliates, and skin cleansing delivery systems to the wipes. In 2008, we commercialized a new family of products based upon our unique Spinlace™ technology that meets customers' demand for products that are a better value and offer improved functionality, such as improved strength and absorbency.

Industrial applications.    Our industrial business serves a diverse collection of niche end markets that includes cable wrap, furniture and bedding, home furnishings, filtration and landscape and agricultural applications. We focus on markets where there is a demand for highly engineered and tailored materials which can be served by our technological capabilities and where our customers place significant value. Growth in industrial products is driven by category-specific demand dynamics, such as increased nonwovens consumption as a result of applicable EPA regulations for filtration applications and the United States' more stringent standards for flame-retardant fabrics in mattresses, for which we have been able to utilize our proprietary APEX™ technology. Additionally, we are taking advantage of numerous opportunities to utilize engineered materials in new applications where they have not traditionally been utilized, such as in the roofing and packaging markets.

Oriented Polymers segment

        The Oriented Polymers segment provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. Oriented Polymers segment sales were approximately $174.2 million, $174.0 million and $173.3 million for fiscal 2008, 2007 and 2006, respectively, and represented approximately 15%, 16% and 17% of our consolidated net sales in each of those years.

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap, steel wrap, coated bags for specialty chemicals and mineral fibers, performance fabrics for firemen turnout gear and other performance fabrics. Our woven slit film component of the business primarily competes in niche markets, delivering more complex products versus supplying uncoated markets such as carpet backing fabric, geotextiles and bags. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings, printed billboard material and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We maintain leading market positions in this segment, as evidenced by our #2 position in North America in concrete fiber and flame-retardant performance fabrics. We are focusing efforts on diversifying away from large volume, commodity products within this division through the continued product innovation.

Competitive strengths

        Our competitive strengths are a function of our global footprint, our leading technology platform and our strong customer relationships with leading manufacturers that enable us to participate most effectively in the growth of the nonwovens market.

Global footprint with access to growing end markets

        We are differentiated from our competition by having developed a global footprint, which enables us to broadly serve both global consumer and industrial leaders and local and regional players, in both developed and high-growth developing regions. With manufacturing and converting operations in seventeen locations around the globe and a presence in eight countries on four continents, we have built the broadest global asset base of any of our competitors, providing us with a leading market position. We believe that we will participate in the growth of the nonwovens market as a result of our global footprint, which gives us superior access to growing regions. Our global presence also allows us to provide consistent product to large global consumer and industrial leaders from similar manufacturing equipment across the world. We have completed five expansions in the past four years including three in high growth regions in Latin America and Asia. An additional international expansion for a new line in San Luis Potosi, Mexico is expected to be fully installed by the middle of 2009. Our Asian headquarters are located at our new facility in Suzhou, China, which is strategically located to satisfy the increasing demand from local converters of medical products such as gowns and drapes destined for North American and European markets. Future expansion will focus on high growth regions and potential new markets for us, such as the Middle East and India, where there is needed capacity given the low nonwoven penetration rates.

Technology innovation platform

        We believe that we are the industry leading, technology-driven developer and innovator of nonwovens and engineered materials. We have the broadest nonwovens technology base of any of our competitors, underscored by an array of proprietary technologies. We also maintain a comprehensive R&D program, which gives us a significant competitive advantage and ability to grow. Our R&D efforts have yielded such product innovations as flame retardant materials, moldable substrates, and the MediSoft® Ultra™ and Spinlace® families of products. We have a total of over 350 trademark and domain name registrations and pending trademark applications worldwide and over 500 patents and pending patent applications worldwide.

        We expect to continue with our technology initiatives through further investment in existing assets, and to upgrade their capabilities to produce innovative and technologically superior products. Recent investments into existing hydroentanglement infrastructure have resulted in the introduction of a new Spinlace® material, an entirely new category of high-performance, cost-effective engineered materials for wipes and other uses that we expect will be the cornerstone of future product development.

Strong customer relationships with leading manufacturers

        We have cultivated strong, collaborative relationships with a diverse set of global, regional and local customers who are among the technology and market leaders in the hygiene, medical, wipes and industrial markets. We frequently work on leading-edge products as a development partner with our customers to ensure that we are providing the best level of service to meet their standards of global scale, consistency and highly technical product specifications. Our customers typically have stringent qualifications and process standards that create significant challenges for less advanced competitors. Through our relationships, we have become integral to the product development cycles of our customers, which gives us insight into end market trends. Our marketing and research and development teams work closely with these customers in the development of next generation products. This technical support helps to ensure that our products will continue to be incorporated into our customers' future product designs.

Marketing and Sales

        We sell to customers in the domestic and international marketplace. Approximately 40%, 23%, 17%, 11% and 9% of our 2008 net sales were from manufacturing facilities in the United States, Latin America, Europe, Asia and Canada, respectively. The Procter & Gamble Company, which is our largest customer, accounted for 11%, 12% and 13% of our net sales in 2008, 2007 and 2006, respectively. Sales to our top 20 customers represented approximately 49%, 49% and 51% of our net sales in 2008, 2007 and 2006, respectively.

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

        Nonwovens.    We have a comprehensive array of nonwoven manufacturing technologies that encompass capabilities spanning the entire spectrum of nonwoven applications. Nonwoven rollgoods typically have three process steps: web formation, web consolidation or bonding, and finishing. Web formation is the process by which previously prepared fibers, filaments or films are arranged into loosely held networks called webs, batts or sheets. In each process, the fiber material is laid onto a forming or conveying surface, which may be dry or molten. The dry-laid process utilizes fiber processing equipment, called "cards," that have been specifically designed for high-capacity nonwoven production. The carding process converts bales of entangled fibers into uniform oriented webs that then feed into the bonding process. In a molten polymer-laid process, extrusion technology is used to transform polymer pellets into filaments, which are laid on a conveying screen and interlocked by thermal fusion. In this process, the fiber formation, web formation and web consolidation are generally performed as a continuous simultaneous operation, making this method very efficient from a manufacturing and cost perspective.

        Web consolidation is the process by which fiber or film are bonded together using mechanical, thermal, chemical or solvent means. The bonding method greatly influences the end products' strength, softness, loft and utility. The principal bonding processes are thermal bond, resin or adhesive bond, hydroentanglement or spunlace, binder fiber or through-air bond, calender, spunbond, meltblown, SMS (spunbond-meltblown-spunbond) and ultrasonic bond. Thermal bond utilizes heated calender rolls with embossed patterns to point bond or fuse the fibers together. In the resin bond process, an adhesive, typically latex, is pad rolled onto the web to achieve a bond. Spunlace, or hydroentanglement, uses high pressure water jets to mechanically entangle the fibers. Through-air bonding takes place through the fusion of bi-component fibers in a blown hot air drum. Spunbond and meltblown take advantage of the melt properties of the resins and may use thermal fusion with the aid of calender rolls. SMS and SMMS (spunbond-meltblown-meltblown-spunbond) are integrated processes of combining spunbond and meltblown sheets in a laminated structure, creating very strong, lightweight and uniform fabrics. Ultrasonic bonding utilizes high-frequency sound waves that heat the bonding sites.

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

Competition

        Our primary competitors in our nonwoven product markets are E.I. du Pont de Nemours & Co., Fiberweb plc, Ahlstrom Corp, Avgol LTD., First Quality Enterprises, Inc., Grupo Providencia, Toray Saehan, Inc. and Mitsui Chemicals, Inc. Japan. Our primary competitors in the oriented polymers products markets are Intertape Polymer Group Inc. and Propex Fabrics, Inc. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.1 million, on an annualized basis, in our reported pre-tax operating income.

        During fiscal 2007 and the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of rising raw material costs, to the extent that we are able to pass along price increases of raw materials, or to the extent that any such increases are delayed, our cost of goods would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and "Raw Material and Commodity Risks" included in Item 7A of Part II to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on our operations in 2008, 2007 and 2006.

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

Patents and Trademarks

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 350 trademark and domain name registrations and pending trademark applications worldwide, over 500 patents and pending patent applications worldwide and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Inventory and Backlogs

        Inventories at January 3, 2009 were $121.9 million, a decrease of $17.8 million from inventories of $139.7 million at December 29, 2007. We had inventory representing approximately 50 days of cost of sales on hand at January 3, 2009 compared to 56 days of cost of sales on hand at December 29, 2007. The net decrease in inventory during fiscal 2008 is primarily attributable to (i) the effects of currency movements, (ii) lower unit costs related to inventory at the end of fiscal 2008 compared to fiscal 2007, (iii) lower quantities of goods on hand at the end of fiscal 2008, and (iv) increases associated with the installation of our new spunmelt line in Argentina. Unfilled orders as of January 3, 2009 and December 29, 2007 amounted to approximately $51.2 million and $72.5 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

        Our investment in research and development approximated $15.2 million, $13.7 million and $12.5 million during 2008, 2007 and 2006, respectively.

Seasonality

        Use and consumption of our products in most regions and markets do not fluctuate significantly due to seasonality.

Employees

        As of January 3, 2009, we had approximately 3,168 employees. Of this total, approximately 39% of our employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with us. Approximately 30% of our labor force is covered by collective bargaining agreements that will expire within one year. There were no known unionizing attempts during fiscal 2008. We believe that we generally have good relationships with both our union and non-union employees.

Business Restructuring

        Our restructuring and plant realignment activities in fiscal years 2008, 2007 and 2006 are discussed in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        In fiscal 2008 we recognized restructuring and plant realignment costs primarily associated with (a) our previously announced closure of the Neunkirchen, Germany nonwovens facility in the amount of $3.9 million, which included employee severance, equipment relocation and other shutdown costs; (b) our previously announced closing of the Landisville, New Jersey nonwovens facility in the amount of $1.0 million, which included employee severance and other shutdown costs; (c) severance costs associated with a management restructuring within our Latin American operations in the amount of $1.0 million; and (d) other restructuring efforts, primarily in the U.S., in the amount of $0.5 million.

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

Debt Structure and Refinancing

        On November 22, 2005, we refinanced our then outstanding bank debt with a new Credit Facility (the "Credit Facility") and entered into Amendment No. 1, dated as of December 8, 2006, to the Credit Facility, which provided us with additional financial flexibility. Our Credit Facility consists of a $45.0 million secured revolving credit facility that matures on November 22, 2010 and a $410.0 million first-lien term loan that matures on November 22, 2012. In addition, on March 3, 2009, we announced that we intend, through our subsidiaries, to make market purchases of up to $70.0 million of our first-lien term loan over the next two years. See "Liquidity Summary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K for additional details.

Recent Expansion Initiatives

        We have completed five expansions within the past four years, including three in high growth regions such as Latin America and Asia to address growing demand for regional hygiene and global medical products. Capital expenditures during the four-year period ended January 3, 2009 totaled $242.1 million and consisted of four commercially operating spunmelt facilities, including one that initiated commercial production in the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace™ products, construction costs associated with our new spunmelt line in San Luis Potosi, Mexico which is expected to commence commercial production in mid 2009, maintenance capital spending and certain other smaller projects.

        The Cali, Colombia line, which was installed in the latter part of fiscal 2005, performed at expected levels during fiscal 2007 and 2008. The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal 2006. Despite the fact that the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was substantially completed by the end of the third quarter of fiscal 2007, allowing for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales in fiscal 2008.

        Additionally, in fiscal 2007, we completed two major capital projects: (i) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (ii) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started-up early in the fourth quarter of fiscal 2007.

        We have also commenced construction for the previously announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve medical and hygiene customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of fiscal 2009.

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

        The markets for our products are highly competitive. The primary competitive factors include product innovation and performance, quality, service, distribution and cost and technical support for our largest customers. In addition, we compete against a small number of competitors in each of our markets. Some of these competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than us. A reduction in overall demand, a significant increase in market capacity or increased costs to design and produce our products would likely further increase competition and that increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow from year to year.

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

The loss of only a few of our large volume customers could significantly reduce our revenues and profits.

        A significant amount of our products are sold to a relatively small number of large volume customers. For example, sales to The Procter & Gamble Company represented approximately 11% of our net sales in fiscal 2008. Sales to our top 20 customers represented approximately 49% of our net sales in fiscal 2008. As a result, a decrease in business from, or the loss of, any large volume customer such as The Procter & Gamble Company could materially reduce our product sales, lower our profits and impair our financial condition.

Increases in prices for raw materials or the unavailability of raw materials could reduce our profit margins.

        The primary raw materials used to manufacture most of our products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. To the extent that we are able to pass along at least a portion of raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. By way of example, as of January 3, 2009, if the price of polypropylene were to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.1 million on an annualized basis in our reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that we will be able to pass on any increases to our customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition. In addition, the loss of any of our key suppliers in the short-term could disrupt our business until we secure alternative supply arrangements or alternative suppliers were qualified with customers.

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

        As of January 3, 2009, our consolidated indebtedness outstanding was approximately $413.7 million and for fiscal 2008, our interest expense, net plus capitalized interest costs amounted to $34.0 million. Our substantial level of indebtedness, as well as any additional indebtedness we may draw under the unused portions of our Credit Facility, combined with a potential downturn in business due to economic or other factors beyond our control, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        In accordance with the terms of our Credit Facility, we have maintained a cash flow hedge to lessen our exposure to interest rate fluctuations. However, approximately 34% of our exposure to variable interest rates under our Credit Facility is not hedged and bears interest at floating rates. As a result, a modest interest rate increase could result in a substantial increase in interest expense.

To service our indebtedness and fund our capital expenditures, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on our indebtedness and to fund our operations and capital expenditures will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including general downturns in the economy, delays in the start-up of expansion projects, changes in the currency exchange rates in countries in which we operate, local laws restricting the movement of cash between our subsidiaries and the parent and many other potential reasons. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be affected on commercially reasonable terms, or at all. In addition, the credit agreement with respect to our Credit Facility may, without waiver or amendment from our lenders, restrict us from adopting any of these alternatives.

Non-compliance with covenants contained in our Credit Facility, without waiver or amendment from our lenders, could adversely affect our ability to borrow under the Credit Facility and render all outstanding borrowings immediately due and payable.

        Our Credit Facility contains certain financial covenants, including a leverage ratio and an interest expense coverage ratio, certain of which covenants adjust automatically on April 4, 2009 and at the end of the March quarter in fiscal 2010, and will be more difficult to meet. We may not be able to satisfy these ratios, especially if operating results fall below management's expectations. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the Credit Facility, unless we are able to remedy any default within the allotted cure period or obtain the necessary waivers or amendments to the Credit Facility. In the event that a default is not waived, and subject to appropriate cure periods as provided for in the Credit Facility, the lenders under the Credit Facility could elect to not lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the Credit Facility when due, the lenders could proceed against their collateral, which consists of (i) a lien on substantially all of our assets and the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and certain of our non-domestic subsidiaries and (iii) a pledge of certain secured intercompany notes.

Because a significant number of our employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew our collective bargaining agreements could disrupt our business.

        As of January 3, 2009, approximately 39% of our employees are represented by labor unions or trade councils and work under collective bargaining agreements. Approximately 30% of our labor force is covered by collective bargaining agreements that expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our revenues from sales, increase our costs to bring products to market and result in significant losses.

We generate most of our revenue from the sale of manufactured products that are used in a wide variety of consumer and industrial applications and the potential for product liability exposure could be significant.

        We manufacture a wide variety of products that are used in consumer and industrial applications, such as disposable diapers, baby wipes, surgical gowns, wound dressings, carpet backing and industrial packaging. As a result, we may face exposure to product liability claims in the event that the failure of our products results, or is alleged to result, in property damage, bodily injury and/or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall involving those products.

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

        Our manufacturing facilities in the United States accounted for 40% of net sales for fiscal 2008, with facilities in Europe, Latin America, Canada and Asia accounting for 60%. As part of our growth strategy, we may expand operations in existing or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws, reduced protection of intellectual property in some countries outside of the United States and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk.

We could incur substantial costs to comply with environmental laws, and violations of such laws may increase costs or require us to change certain business practices.

        We use and generate a variety of chemicals in our manufacturing operations. As a result, we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges, the handling, storage and release of wastes and hazardous substances and cleanup of contaminated sites. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials that we produce. Widespread adoption of such prohibitions or restrictions could adversely affect demand for our products and thereby have a material adverse effect upon us. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon us. We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect our operations at our manufacturing facilities involved. We are also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.

        Our success depends, in part, on our ability to protect our unique technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 350 trademark and domain name registrations and pending trademark applications worldwide and over 500 patents and pending patent applications worldwide, and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.

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

        We may, as part of our long-term business strategy, evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of strategic objectives, or we may dispose of a business at a price or on terms which are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations, in which case the decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business's prospects, in which case we may be unable to find a buyer at an acceptable price and, therefore, may have potentially sacrificed enterprise value.

Our business may be adversely affected by economic downturns

        In 2008 and 2009, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, primarily in the industrial sector, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If certain of the markets we serve significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected. Additionally, the downturn in economic conditions has negatively impacted the equity markets. As a result, we may experience changes in the funding positions of our defined benefit plans, which may result in increased funding requirements in the future. These factors have also resulted in a tightening in the global credit markets which could impact the ability to renew or extend short-term financing arrangements by us or our customers.

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

        Capacity utilization during 2008 varied by geographic location and manufacturing capabilities. However, it can be generally stated that most of the facilities operated moderately below capacity.

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

        On July 5, 2007, we received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by our Audit Committee into certain transactions between us and an equipment supplier and related matters. In response to various requests from the SEC, we furnished documents to, and met with, the SEC to explain the Audit Committee's process and to otherwise respond to any questions. On October 2, 2008, we were notified that this investigation has been completed as to us and that the Division of Enforcement does not intend to recommend any enforcement action by the SEC against us in this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since March 5, 2003, our Class A and Class B Common Stock have been trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbols "POLGA" and "POLGB," respectively. Our common stock is divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B Common Stock trade on the OTCBB. No shares of Class D or Class E Common Stock are outstanding. There is no established trading market for the Class C Common Stock and, as such, no ticker symbol has been assigned to the Class C Common Stock. The Class B Common Stock is convertible to Class A Common Stock and, accordingly, the Class B Common Stock trades on a comparable basis to the Class A Common Stock. The following table sets forth for fiscal 2008 and 2007 the high and low bids for the Company's Class A Common Stock as reported on the OTCBB for the periods indicated:

	2008		2007
	High	Low	High	Low
First Quarter	$21.00	$11.00	$26.10	$22.50
Second Quarter	16.75	11.50	31.00	26.00
Third Quarter	13.00	9.50	30.00	23.25
Fourth Quarter	11.70	5.50	28.00	19.00

        We did not pay any dividends on our Class A Common Stock during fiscal years 2008 or 2007. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our Credit Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Credit Facility.

        As of March 6, 2009, there were 150 registered holders of record of our Class A Common Stock, 332 registered holders of record of our Class B Common Stock and one registered holder of record of our Class C Common Stock.

 PERFORMANCE GRAPH

        The following graph compares the Company's cumulative total stockholder return since December 31, 2003 with the Russell 2000 Index and with selected companies that the Company believes are similar to the Company (the "Peer Group"). The Company's Peer Group is comprised of the following companies: Intertape Polymer Group, Inc., Lydall Corporation, Bemis Company, Inc., Tredegar Corporation and Buckeye Technologies, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG POLYMER GROUP,
RUSSELL 2000 INDEX AND PEER GROUP INDEX(1)

(1)
Assumes $100 invested on December 31, 2003, all dividends reinvested and all fiscal years ending on December 31.

	12/31/2003	3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005
POLYMER GROUP	100.00	180.00	174.67	153.33	253.33	319.33
PEER GROUP INDEX	100.00	100.05	106.67	104.28	116.82	116.16
RUSSELL 2000 INDEX	100.00	106.00	106.67	103.32	117.49	110.91

	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/29/2006
POLYMER GROUP	342.00	340.00	319.87	358.67	339.60	343.33
PEER GROUP INDEX	102.16	93.28	103.15	117.49	112.56	121.34
RUSSELL 2000 INDEX	115.35	120.42	121.40	137.97	130.76	130.92

	12/31/2006	3/30/2007	6/29/2007	9/28/2007	12/31/2007	3/31/2008
POLYMER GROUP	340.67	334.67	393.47	366.80	280.00	193.33
PEER GROUP INDEX	132.22	133.29	133.94	116.37	109.03	104.78
RUSSELL 2000 INDEX	142.12	143.78	149.71	142.05	135.10	121.33

	6/30/2008	9/30/2008	12/31/2008
POLYMER GROUP	173.33	153.33	73.33
PEER GROUP INDEX	92.34	104.80	91.53
RUSSELL 2000 INDEX	121.63	119.86	88.09

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information for fiscal years 2004 through 2008. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and our consolidated financial statements and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
Statement of Operations:
Net sales	$1,145,637	$1,059,663	$1,021,608	$948,848	$844,734
Cost of goods sold	960,769	890,800	865,405	787,369	691,272

Gross profit	184,868	168,863	156,203	161,479	153,462
Selling, general and administrative expenses	122,604	108,122	110,406	104,545	99,163
Special charges (credits), net:
Asset impairment charges	13,096	37,445	26,434	—	2,253
Other	6,992	24,289	12,249	9	(11,245)
Other operating (income) loss, net	5,013	(554)	1,229	671	2,027

Operating income (loss)	37,163	(439)	5,885	56,254	61,264
Other expense (income):
Interest expense, net	33,157	32,377	29,248	32,617	40,252
Write-off of loan acquisition costs	—	—	—	4,008	5,022
Foreign currency and other (gain) loss, net	(988)	(2,494)	517	(948)	667

Income (loss) before income tax expense and minority interests	4,994	(30,322)	(23,880)	20,577	15,323
Income tax expense	6,398	8,838	8,457	10,885	8,816
Minority interests, net of tax	(6,757)	1,986	2,195	2,695	1,775

Net income (loss)	5,353	(41,146)	(34,532)	6,997	4,732
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	—	—	27,998	5,566

Income (loss) applicable to common shareholders	$5,353	$(41,146)	$(34,532)	$(21,001)	$(834)

Per Share Data:
Income (loss) per share applicable to common shareholders—basic	$0.27	$(2.13)	$(1.79)	$(1.60)	$(0.09)
Income (loss) per share applicable to common shareholders—diluted	$0.27	$(2.13)	$(1.79)	$(1.60)	$(0.09)
Cash dividends	$—	$—	$—	$—	$—
Operating and other data:
Cash provided by operating activities	$59,275	$38,974	$66,760	$70,932	$69,896
Cash used in investing activities	(31,443)	(53,831)	(64,268)	(77,604)	(23,144)
Cash provided by (used in) financing activities	(12,860)	12,719	(1,934)	(2,488)	(28,133)
Gross margin (a)	16.1%	15.9%	15.3%	17.0%	18.2%
Depreciation and amortization	$51,603	$58,199	$60,663	$57,550	$53,230
Capital expenditures	34,277	60,720	68,167	78,902	24,791
Balance sheet data (at end of period):
Cash and cash equivalents and short-term investments	$45,718	$31,698	$32,104	$30,963	$41,296
Working capital	174,139	175,957	159,447	173,447	187,338
Total assets	702,462	750,671	741,290	765,001	754,558
Long-term debt, less current portion	392,505	415,514	402,416	405,955	403,560
Minority interests	12,939	19,745	16,654	16,611	14,912
16% Series A convertible pay-in-kind preferred shares	—	—	—	—	58,286
Total shareholders' equity	80,272	98,532	109,096	131,482	73,849

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

Overview

        The recent change in macro economic conditions have negatively impacted certain market segments, most significantly, the durable products used in industrial applications. Notwithstanding these conditions, we produced very stable results for 2008 despite this challenging economic environment. Our consolidated sales increased by 8.1% in fiscal 2008 and our gross profit increased by 9.5% in fiscal 2008. However, if certain of the markets we serve significantly deteriorate due to current recessionary trends, our business, financial condition and results of operations may be materially and adversely affected. Major contributors to our 2008 results (as compared to the results for 2007) are described in the "Results of Operations" discussions below.

        Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 and fiscal 2006 ended December 29, 2007 and December 30, 2006, respectively and included the results of operations for a fifty-two week period.

Recent Expansion Initiatives

        We have completed five expansions within the past four years, including three in high growth regions such as Latin America and Asia to address growing demand for regional hygiene and global medical products. Capital expenditures during the four-year period ended January 3, 2009 totaled $242.1 million and consisted of four commercially operating spunmelt facilities, including one that initiated commercial production in the first quarter of fiscal 2008, a retrofitted hydroentanglement line to produce Spinlace™ products, construction costs associated with our new spunmelt line in San Luis Potosi, Mexico which is expected to commence commercial production in mid 2009, maintenance capital spending and certain other smaller projects.

        The Cali, Colombia line, which was installed in the latter part of fiscal 2005, performed at expected levels during fiscal 2007 and 2008. The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal 2006. Despite the fact that the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was substantially completed by the end of the third quarter of fiscal 2007, allowing for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales in fiscal 2008.

        Additionally, in fiscal 2007, we completed in two major capital projects: (i) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (ii) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started-up in the fourth quarter of fiscal 2007.

        We have also commenced construction for the previously announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve medical and hygiene customers in the U.S. and Mexico, which is expected to commence commercial production by the middle of fiscal 2009.

Plant Consolidation and Realignment

        As discussed herein, in fiscal 2008 we incurred special charges, net of $20.1 million, including $13.1 million of non-cash asset impairment charges resulting from our evaluation of our long-lived assets for recoverability, $6.4 million of restructuring and plant realignment costs and other costs of $0.6 million.

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. We announced an additional plant closing in the U.S. in May of 2008, which ceased production in the third quarter of fiscal 2008. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

 Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2008 in comparison with such items for the 2007 and 2006 fiscal years:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Material	55.6	54.1	53.9
Labor	7.3	7.7	8.1
Overhead	21.0	22.3	22.7

	83.9	84.1	84.7

Gross profit	16.1	15.9	15.3
Selling, general and administrative expenses	10.7	10.2	10.8
Special charges, net	1.8	5.8	3.8
Other operating (income) loss, net	0.4	—	0.1

Operating income (loss)	3.2	(0.1)	0.6
Other expense (income):
Interest expense, net	2.9	3.0	2.9
Foreign currency and other (gain) loss, net	(0.1)	(0.2)	0.1

Income (loss) before income tax expense and minority interests	0.4	(2.9)	(2.4)
Income tax expense	0.5	0.8	0.8
Minority interests, net of tax	(0.6)	0.2	0.2

Net income (loss)	0.5%	(3.9)%	(3.4)%

Comparison of Fiscal Years Ended January 3, 2009 and December 29, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of the Company's net sales and operating income (loss) by operating division for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and the corresponding change from 2007 to 2008 (in millions):

	2008	2007	Change
Net sales
Nonwovens	$971.4	$885.7	$85.7
Oriented Polymers	174.2	174.0	0.2

	$1,145.6	$1,059.7	$85.9

Operating income (loss)
Nonwovens	$72.2	$79.4	$(7.2)
Oriented Polymers	10.4	0.1	10.3
Unallocated Corporate, net of eliminations	(25.3)	(18.2)	(7.1)

	57.3	61.3	(4.0)
Special charges, net	(20.1)	(61.7)	(41.6)

	$37.2	$(0.4)	$37.6

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $1,145.6 million in 2008, an increase of $85.9 million, or 8.1%, over 2007 net sales of $1,059.7 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 9.7%, and net sales in fiscal 2008 in the Oriented Polymers segment increased 0.1% from 2007 results. A reconciliation of the change in net sales between 2007 and 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—2007	$885.7	$174.0	$1,059.7
Change in sales due to:
Volume	0.4	(16.3)	(15.9)
Price/mix	69.0	16.1	85.1
Changes in foreign currency rates	16.3	0.4	16.7

Net sales—2008	$971.4	$174.2	$1,145.6

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net volume increase of $0.4 million in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable businesses. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene sales, including sales generated by our new facility in Argentina, and the growth in Asia was paced by year-over-year growth, predominately in medical sales. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs and the retrofit of a hydroentangling line in the U.S. to produce Spinlace™ products. Oriented Polymers' net sales for 2008 increased $0.2 million from 2007 and was primarily the result of higher selling prices, offset by lower sales volumes. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts and a slowdown in various industrial business sectors, a reduction in commodity industrial packaging volumes, and reduced sales to the protective apparel markets, caused in part by economic factors and raw material supply interruptions.

        The Chinese renminbi and Euro currencies were the predominant currencies that were stronger against the U.S. dollar during 2008 compared to 2007. As a result, net sales increased $16.7 million due to the change in foreign currency rates. Further discussion of foreign currency exchange rate risk is contained in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin in fiscal 2008 improved to 16.1% from 15.9% in fiscal 2007, primarily driven by improved price/mix and lower depreciation charges resulting from impairments recognized in fiscal 2007. Partially offsetting these positive effects was higher raw material costs, as the raw material component of cost of goods sold, as a percentage of net sales, increased from 54.1% in 2007 to 55.6% in 2008. On the strength of improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation resulting from impairment charges recognized in fiscal 2007, our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from fiscal 2007 to fiscal 2008. As a percentage of sales, labor decreased from 7.7% to 7.3%, or 0.4%, and overhead decreased from 22.3% to 21.0%, or 1.3%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between fiscal 2007 and fiscal 2008 is presented in the following table (in millions):

Operating loss—2007	$(0.4)
Change in operating income due to:
Price/mix	93.9
Higher raw material costs	(81.5)
Volume	(1.9)
Higher manufacturing costs	(0.5)
Changes in foreign currency rates	(8.9)
Lower depreciation and amortization expense	6.6
Lower special charges	41.6
Increased share-based compensation costs	(0.4)
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(12.1)
All other	0.8

Operating income—2008	$37.2

        Consolidated operating income was $37.2 million in fiscal 2008 as compared to an operating loss of $0.4 million in 2007. This improvement was significantly affected by a $41.6 million decrease in special charges, net during the 2008 period and sales price/mix improvements of $93.9 million, which was primarily generated by price increases obtained through the pass-through of higher raw material costs. Additionally, we were able to improve our product mix with the commercialization of Spinlace™, which replaced lower margin hydroentanglement volume in fiscal 2007. These improvements were largely offset by higher raw material costs of $81.5 million and a $12.1 million increase in SG&A costs, which increase was largely attributable to higher export and distribution costs. The cost of certain raw materials, especially polypropylene resin, increased throughout the first eight months of fiscal 2008, and decreased significantly during the fourth quarter of fiscal 2008. Operating income was positively impacted by lower depreciation and amortization charges in 2008 resulting from impairments recognized in fiscal 2007, primarily in the oriented polymers segment. Further contributing to the higher operating income in fiscal 2008 was $1.5 million in license fees received from a customer under a license agreement related to the manufacture of product by a third party.

        Special charges, net in fiscal 2008 were $20.1 million, representing a decrease of $41.6 million over the $61.7 million for the comparable period of fiscal 2007. In fiscal 2008, special charges, net included noncash charges of $13.1 million associated with the impairment of assets, primarily in our U.S. operations, and plant realignment costs primarily associated with (a) our previously announced closure of the Neunkirchen, Germany nonwovens facility in the amount of $3.9 million, which included employee severance, equipment relocation and other shutdown costs; (b) our previously announced closing of the Landisville, New Jersey nonwovens facility in the amount of $1.0 million, which included employee severance and other shutdown costs; (c) severance costs associated with a management restructuring within our Latin America operations in the amount of $1.0 million; and (d) other restructuring efforts, primarily in the U.S., in the amount of $0.5 million. Further discussion of special charges, net is contained in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

        We expect that depreciation expense will be approximately $1.9 million lower in fiscal 2009 and fiscal 2010 as a result of the aforementioned non-cash impairment charges recognized in fiscal 2008.

        In fiscal 2007, special charges, net of $61.7 million included (i) noncash charges of $37.4 million associated with the impairment of assets, primarily in our Canadian, U.S. and European operations, (ii) restructuring and plant realignment costs of $23.5 million primarily related to plant closures in the U.S. and Germany, associated equipment relocation costs, and relocation of administrative functions, and (iii) other costs of $0.8 million.

        Selling, general and administrative expenses increased $14.5 million, from $108.1 million in 2007 to $122.6 million in 2008, partially due to volume-related increases in Latin America and Asia, strengthening of foreign currencies versus the U.S. dollar, executive separation and termination costs of approximately $1.6 million and increases in research and development and administrative costs on a global basis. Selling, general and administrative costs as a percent of net sales increased from 10.2% in 2007 to 10.7% in 2008.

Interest and other expense

        Net interest expense increased $0.8 million, from $32.4 million during fiscal 2007 to $33.2 million during fiscal 2008. The increase in net interest expense was largely due to (i) lower interest capitalization of approximately $1.5 million with respect to major capital expenditure projects, (ii) increased borrowings primarily related to our capital expansion in Argentina, and (iii) the effects of the interest rate swap agreements discussed below, and partially offset by (a) lower interest costs on our long-term debt due to lower interest rates and (b) a decrease in outstanding balances.

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

        Foreign currency and other (gain) loss, net declined by $1.5 million, from a gain of $2.5 million in fiscal 2007 to a gain of $1.0 million in fiscal 2008. Included as a gain in Foreign currency and other (gain) loss, net in fiscal 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action and net gains of $2.8 million on the sale of property and equipment.

Income tax expense

        We recognized income tax expense of $6.4 million for fiscal 2008 on consolidated income before income taxes of $5.0 million for such period. This income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico. During fiscal 2007, we recognized an income tax expense of $8.8 million on a consolidated loss before income taxes of $30.3 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Minority interests

        Minority interests, net of tax represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. These interests include a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). In fiscal 2008, these subsidiaries incurred a net loss on a combined basis, and in fiscal 2007 these subsidiaries generated net income on a combined basis.

Net income (loss)

        As a result of the above, we recognized net income of $5.4 million, or $0.27 per share, for fiscal 2008 compared to a net loss of $41.1 million, or $2.13 per share, for fiscal 2007.

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

        The Canadian dollar, the Chinese renminbi and the Euro were stronger against the U.S. dollar during 2007 compared to 2006. As a result, net sales increased $19.4 million due to the favorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included below.

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

Operating income

        A reconciliation of the change in operating income between fiscal 2006 and fiscal 2007 is presented in the following table (in millions):

Operating income—2006	$5.9
Change in operating income due to:
Price/mix	9.9
Higher raw material costs	(15.8)
Volume	5.5
Lower manufacturing costs	7.6
Changes in foreign currency rates	2.2
Lower depreciation and amortization expense	2.5
Higher special charges, net	(23.0)
Decreased share-based compensation costs	2.3
All other	2.5

Operating loss—2007	$(0.4)

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

        Special charges, net in fiscal 2007 were $61.7 million, representing an increase of $23.0 million over the comparable period of fiscal 2006. In fiscal 2007, special charges, net included (i) noncash charges of $37.4 million associated with the write-down of assets, primarily in our Canadian, U.S. and European operations, (ii) restructuring and plant realignment costs of $23.5 million related to the closure of two of our plants and the consolidation of production and centralization of business processes in the U.S., the closure of our plant in Neunkirchen, Germany and the relocation of equipment to another facility in Cuijk, The Netherlands and other lesser restructuring initiatives, and (iii) other costs of $0.8 million. Further discussion of special charges, net is contained in Note 3 "Special Charges, Net" to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

        During fiscal 2007, we recorded non-cash impairment charges totaling $37.4 million comprised of: (i) a write-down of $4.1 million relating to assets of our Nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from our global repositioning of production capacity, and from certain other nonwovens assets which were removed from service, (ii) a write-down of $2.9 million associated with our plans to reorganize and consolidate certain of our Nonwoven segment operations in Europe, which plans called for the closure of our Neunkirchen, Germany plant, and the subsequent transfer of certain of the business and equipment to our plant in Cuijk, The Netherlands, and (iii) a write-down of approximately $30.4 million, relating to assets in the Oriented Polymers segment, to estimated fair value as a result of continued weakening of sales, earnings and cash flows, and in consideration of our continuing negotiations with a third party whereby the third party had previously offered to purchase certain business units in the Oriented Polymers segment at amounts less than their current carrying values.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At January 3, 2009, we were in compliance with all such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of January 3, 2009, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.9 million. As of January 3, 2009, we also had other outstanding letters of credit in the amount of $2.4 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at January 3, 2009.

	January 3, 2009	December 29, 2007
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$45.7	$31.7
Working capital	174.1	176.0
Total assets	702.5	750.7
Total debt	413.7	427.0
Total shareholders' equity	80.3	98.5

	Fiscal Year Ended
	January 3, 2009	December 29, 2007
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$59.3	$39.0
Net cash used in investing activities	(31.4)	(53.8)
Net cash provided by (used in) financing activities	(12.9)	12.7

Operating Activities

        Net cash provided by operating activities was $59.3 million during 2008, a $20.3 million increase from the $39.0 million provided by operating activities during 2007. The net increase from 2007 to 2008 in cash flows from operating activities was driven by increased cash generated from gross profit on sales during fiscal 2008 and decreases in the amount of working capital employed at the end of fiscal 2008. We expect to see further negative impacts from the deterioration in global economic factors and this is expected to be most visible in the durable goods sectors. Our overall business profile is one that provides that approximately two-thirds of our sales are generated from disposable products, which are less susceptible to macro market swings than durable goods and other discretionary items.

        We had working capital of approximately $174.1 million at January 3, 2009 compared with $176.0 million at December 29, 2007. Accounts receivable at January 3, 2009 was $134.0 million as compared to $139.5 million on December 29, 2007, a decrease of $5.5 million. The net decrease in accounts receivable during fiscal 2008 is primarily attributable to (i) the effects of currency movements, (ii) higher unit selling prices resulting from the pass-through of raw material cost increases, (iii) an overall reduction in the days sales outstanding, and (iv) increases associated with the installation of our new spunmelt line in Argentina. Accounts receivable represented approximately 44 days of sales outstanding at January 3, 2009 as compared to 48 days of sales outstanding at December 29, 2007.

        Inventories at January 3, 2009 were $121.9 million, a decrease of $17.8 million from inventories at December 29, 2007 of $139.7 million, with component decreases in finished goods, work-in-process and raw materials of $10.2 million, $2.9 million and $4.7 million, respectively. The net decrease in inventory during fiscal 2008 is primarily attributable to (i) the effects of currency movements, (ii) lower unit costs related to inventory at the end of fiscal 2008 compared to fiscal 2007, (iii) lower quantities of goods on hand at the end of fiscal 2008, and (iv) increases associated with the installation of our new spunmelt line in Argentina. We had inventory representing approximately 50 days of cost of sales on hand at January 3, 2009 compared to 56 days of cost of sales on hand at December 29, 2007.

        Accounts payable and accrued liabilities at January 3, 2009 were $133.8 million as compared to $150.4 million at December 29, 2007, a decrease of $16.6 million. Accounts payable and accrued liabilities represented approximately 55 days of cost of sales outstanding at January 3, 2009 compared to 60 days of cost of sales outstanding at December 29, 2007. The net decrease in accounts payable and accrued liabilities from December 29, 2007 to January 3, 2009 was impacted by the effects of currency movements, faster payment of trade payables partially offset by a delay in payments to certain raw material vendors in Latin America, lower unit costs related to the price of raw materials, a reduction in payables for construction-in-progress payments and increases in purchases associated with the start-up of our new spunmelt line in Argentina. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2008 and 2007 are discussed in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        In fiscal 2008, restructuring and plant realignment activities, and related costs, include:

  (i)
  non-cash impairment charges of $13.1 million relating to certain assets of our nonwoven segment production facilities located in the U.S. This charge reflects a decline in profits and cash flows resulting from market declines and from the continued economic downturn which has negatively impacted certain of our industrial businesses, including the automotive business which, as previously announced, we will exit in fiscal 2009;

  (ii)
  $3.9 million of cash restructuring charges related to the previously announced closure of the Neunkirchen, Germany facility. Production activities at the facility ceased as of September 29, 2007. The current year charges include $0.6 million related to employee termination expenses and $3.3 million primarily related to equipment relocation, employee costs during the shutdown period, facility overhead expenses and other associated shut-down costs;

  (iii)
  a total of $1.0 million of restructuring costs related to the previously announced closing of our Landisville, New Jersey plant. Production activities at the facility ceased in August, 2008. The current year charges include $0.5 million of employee termination costs and $0.5 million of other associated shut-down costs. In addition, we incurred $0.5 million of additional costs for other U.S. restructuring initiatives; and

  (iv)
  $1.0 million of severance and related costs associated with a management restructuring of our Latin American operations.

        During fiscal 2008, we incurred $0.6 million of costs associated with the previously disclosed negotiations regarding the sale of certain assets in the Oriented Polymers segment. During the third quarter of fiscal 2008, we terminated such negotiations and the sale transaction is not currently expected to occur.

        We expect to make future cash payments of approximately $4.0 to $6.0 million associated with current restructuring initiatives, of which $2.7 million has been accrued as of January 3, 2009. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment in the range of $4.0 to $6.0 million, which is expected to be received in fiscal 2009.

        During fiscal 2007, we recorded non-cash impairment charges totaling $37.4 million comprised of: (i) a write-down of $4.1 million relating to assets of our nonwoven segment production facilities located in the U.S., which experienced a decline in profits and cash flows resulting from market declines and from our global repositioning of production capacity, and from certain other nonwovens assets which were removed from service, (ii) a write-down of $2.9 million associated with our plans to reorganize and consolidate certain of our nonwoven segment operations in Europe, which plans called for the closure of our Neunkirchen, Germany plant, and the subsequent transfer of certain of the business and equipment to our plant in Cuijk, The Netherlands, and (iii) a write-down of approximately $30.4 million relating to assets in the oriented polymers segment to estimated fair value as a result of continued weakening of sales, earnings and cash flows, and in consideration of our continuing negotiations with a third party whereby the third party had previously offered to purchase certain business units in the oriented polymers segment at amounts less than their current carrying values.

        Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Investing and Financing Activities

        Net cash used in investing activities amounted to $31.4 million and $53.8 million in 2008 and 2007, respectively. Capital expenditures during 2008 totaled $34.3 million, a decrease of $26.4 million from capital spending of $60.7 million in 2007. A significant portion of the capital expenditures in 2008 related to the construction of a new spunmelt line at our facility near Buenos Aires, Argentina. Investing activities during 2008 and 2007 also include proceeds from the sale of assets of $3.4 million and $7.8 million, respectively. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. In response to additional working capital investments resulting from raw material price increases during the first nine months of fiscal 2008, we lowered our capital expenditures for the second half of fiscal 2008, enabling us to appropriately balance cash flows from operations with capital expenditures.

        On September 30, 2008, we entered a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract.

        Net cash used in financing activities amounted to $12.9 million in 2008, compared to $12.7 million of net cash provided by financing activities in 2007. In 2008, we repaid, on a net basis, $13.0 million of debt whereas we borrowed, on a net basis, $15.5 million of debt during 2007. In fiscal 2008, we repaid $24.1 million of term loans, $3.7 million of short-term borrowings in Asia and $0.6 million of term loans in Canada and borrowed a net amount of $15.5 million associated with the new spunmelt line in Argentina. Additionally, in 2007 we repaid the remaining balance of $2.8 million related to an advance received in 2006 from an equipment supplier.

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

Contractual Obligations

        A schedule of the required payments under existing debt agreements, the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of January 3, 2009 and purchase commitments as of January 3, 3009, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Debt, including short-term borrowings	$413.7	$21.2	$9.1	$9.1	$358.9	$4.4	$11.0

Obligations under third party/nonaffiliate operating lease agreements	$10.7	$4.2	$3.0	$1.6	$0.8	$0.7	$0.4

Purchase commitments (see below)	$83.7	$83.7	—	—	—	—	—

        Additionally, we expect to contribute approximately $5.6 million to our pension plans in 2009. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

        As noted in the table above, we have approximately $413.7 million of debt outstanding as of January 3, 2009. We have fixed the interest rate on $240.0 million of the Credit Facility debt through June 2009 through the use of a cash flow hedge. In addition, on February 12, 2009, we entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 1.96%. The notional amount of the contract, which becomes effective on June 30, 2009 and expires on June 30, 2011, is $240.0 million. Assuming the rate of interest remains unchanged from January 3, 2009, cash interest payments would be approximately $21.1 million, $15.6 million, $15.0 million, $13.5 million and $1.0 million for 2009, 2010, 2011, 2012 and 2013, respectively.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and we have included the mandatory payments of approximately $1.0 million per quarter in Current portion of long-term debt in our Consolidated Balance Sheets as of January 3, 2009 included in Item 8 of Part II to this Annual Report on Form 10-K. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        On March 3, 2009, we announced that we intend, through our subsidiaries, to make market purchases of up to $70.0 million of our first-lien term loan over the next two years. As we make such purchases, the purchased term loans will be held by one or more of our subsidiaries and will not be retired prior to its planned maturity date.

        We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.1 million, $5.7 million and $4.3 million in 2008, 2007 and 2006, respectively. Rental income approximated $0.2 million in 2005. The expenses are recognized on a straight-line basis over the life of the lease.

        At January 3, 2009, we had commitments of approximately $83.7 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2009. In addition, we had outstanding letters of credit at January 3, 2009 of approximately $5.3 million. None of these letters of credit have been drawn on at January 3, 2009.

        We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $16.5 million as of January 3, 2009 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 10 "Income Taxes" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

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

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that we maintain a leverage ratio of not more than 4.00:1.00, as of January 3, 2009, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at January 3, 2009 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. On January 3, 2009, our leverage ratio was 3.57:1.00 and our interest expense coverage ratio was 3.70:1.00. Therefore, we were in compliance with the debt covenants under the Credit Facility as of January 3, 2009. However, as noted above, these ratios adjust, effective April 4, 2009, and are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. While we intend to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. We currently estimate that the excess cash flow payment with respect to fiscal 2008, which would be payable in March 2009, will be lower than the amount of repayments made on the first-lien term loan during fiscal 2008 and that no additional amount will be due with respect to fiscal 2008. We have classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in our unaudited interim Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007 included in Item 8 of Part II to this Annual Report on Form 10-K.

        The interest rate applicable to borrowings under the Credit Facility is based on either three-month or one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an Alternate Base Rate ("ABR") for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. There were no borrowings under the revolving credit facility as of January 3, 2009. As of January 3, 2009, capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.9 million. Average daily borrowings under the revolving credit facility, which were primarily Alternate Base Rate-based borrowings, were $5.7 million at an average interest rate of 6.35% for the period from December 30, 2007 (the first day of fiscal 2008) to January 3, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        Additionally, in accordance with the terms of the Credit Facility, we maintained our position in a cash flow hedge, effectively converting $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement, which became effective May 8, 2007, terminates on June 29, 2009. Previously, we had maintained a position in a cash flow hedge agreement, which matured on May 8, 2007, which effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%. In addition, on February 12, 2009, we entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the Company's first-lien term loan to fixed amounts at a LIBOR rate of 1.96%. The notional amount of this contract, which becomes effective on June 30, 2009 and expires on June 30, 2011, is $240.0 million.

        We have also incurred third-party debt in fiscal years 2007 and 2008 to finance the ongoing installation of our new spunmelt line in Argentina. As of January 3, 2009, this debt is comprised of long-term facilities of $35.3 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $5.0 million. Additionally, in fiscal 2007 and fiscal 2008, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $12.0 million at January 3, 2009, which facilities mature at various dates through July 2009 and are shown in Short-term borrowings in our audited Consolidated Balance Sheets. Total third-party debt incurred by our Argentine subsidiary amounted to $47.3 million as of January 3, 2009.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The Credit Facility permits us to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we expect to make future cash payments of approximately $4.0 to $6.0 million, of which $2.7 million has been accrued as of January 3, 2009. Additionally, we currently anticipate future proceeds in the range of approximately $4.0 to $6.0 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2009.

        As discussed in Note 18, "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments due related to these expansion projects as of January 3, 2009 amounted to approximately $41.0 million, which are expected to be substantially expended through the third quarter of fiscal 2009.

        We expect to see further negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic factors, and are experiencing significant volatility in raw material pricing; however, based on our ability to generate positive cash flows from operations and the financial flexibility provided by the Credit Facility, as amended, we believe that we currently have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was minimal during 2008, 2007 and 2006. However, we continue to be impacted by rising raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of Part II of this Annual Report on Form 10-K.

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

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements. See Note 14 "Derivative and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K for the fair value measurement disclosures for these assets and liabilities. We are in the process of analyzing the potential impact of SFAS No. 157 relating to our planned January 4, 2009 adoption of the remainder of the standard.

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

        In March 2008, the Financial Accounting Standards Board issued Statement 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133 ("SFAS No. 161"), to expand the disclosure framework in FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods that begin after November 15, 2008. We intend to adopt SFAS No. 161 effective January 4, 2009 and apply its provisions prospectively by providing the additional disclosures in our financial statements for the first quarter of fiscal 2009.

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

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt the provisions of FSP 132(R)-1 as of January 2, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our postretirement benefit plans.

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

        Revenue recognition:    Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectibility is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. We base our estimate of the expense to be recorded each period on historical returns and allowance levels. We do not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At January 3, 2009, a reserve of $8.1 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

        Inventory reserves:    We maintain reserves for inventories valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of January 3, 2009, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

        Restructuring:    Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, census reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring- related accruals are reviewed on a quarterly basis, and changes to the restructuring actions are appropriately recognized when identified.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 9 "Debt" and 14 "Derivatives and Other Financial Instruments and Hedging Activities" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the interest rate swap contract would change interest expense by approximately $1.7 million.

        Additionally, on February 12, 2009, the Company entered a similar pay-fixed, receive variable interest rate swap contract to become effective June 30, 2009. The notional principal amount of this new contract, which expires on June 30, 2011, is $240.0 million and effectively fixes the LIBOR interest rate on that amount of debt at 1.96%.

        The estimated fair value of the Company's debt at January 3, 2009 was approximately $305.5 million.

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

        We have not historically hedged our exposure to foreign currency risk. However, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency based obligations such as firm commitments related to certain capital expenditure projects. Accordingly, on September 30, 2008, we entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract.

        In addition, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Furthermore, in certain circumstances, we have utilized insurance programs to mitigate our currency risk exposure associated with the potential inconvertibility of local currency into U.S. dollars (or other hard currency) and to transfer such hard currency out of the foreign countries where certain of our foreign businesses are domiciled.

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material prices as a percentage of sales have increased from 54.1% in fiscal 2007 to 55.5% in fiscal 2008.

        During fiscal 2007 and the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	54
Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	55
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	56
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	57
Notes to Consolidated Financial Statements for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	58

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 3, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in the notes to consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109;" effective December 30, 2006, the Company adopted the provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)" and, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polymer Group, Inc. and subsidiaries' internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 18, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 18, 2009

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 3, 2009	December 29, 2007
A S S E T S
Current assets:
Cash and cash equivalents	$45,718	$31,698
Accounts receivable, net	134,003	139,505
Inventories	121,906	139,726
Deferred income taxes	1,826	2,371
Other current assets	29,932	26,535

Total current assets	333,385	339,835
Property, plant and equipment, net	347,590	394,770
Intangibles and loan acquisition costs, net	8,156	9,965
Deferred income taxes	580	41
Other assets	12,751	6,060

Total assets	$702,462	$750,671

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current liabilities:
Short-term borrowings	$11,987	$3,654
Accounts payable and accrued liabilities	133,820	150,365
Income taxes payable	4,266	2,069
Current portion of long-term debt	9,173	7,790

Total current liabilities	159,246	163,878
Long-term debt	392,505	415,514
Deferred income taxes	14,286	20,185
Other noncurrent liabilities	43,214	32,817

Total liabilities	609,251	632,394
Minority interests	12,939	19,745
Commitments and contingencies
Shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,400,455 and 19,274,415 issued and outstanding at January 3, 2009 and December 29, 2007, respectively	194	193
Class B convertible common stock—93,949 and 107,805 shares issued and outstanding at January 3, 3009 and December 29, 2007, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	192,796	190,147
Retained deficit	(131,089)	(136,442)
Accumulated other comprehensive income	18,370	44,633

Total shareholders' equity	80,272	98,532

Total liabilities and shareholders' equity	$702,462	$750,671

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$1,145,637	$1,059,663	$1,021,608
Cost of goods sold	960,769	890,800	865,405

Gross profit	184,868	168,863	156,203
Selling, general and administrative expenses	122,604	108,122	110,406
Special charges, net	20,088	61,734	38,683
Other operating (income) loss, net	5,013	(554)	1,229

Operating income (loss)	37,163	(439)	5,885
Other expense (income):
Interest expense, net	33,157	32,377	29,248
Foreign currency and other (gain) loss, net	(988)	(2,494)	517

Income (loss) before income tax expense and minority interests	4,994	(30,322)	(23,880)
Income tax expense	6,398	8,838	8,457
Minority interests, net of tax	(6,757)	1,986	2,195

Net income (loss)	$5,353	$(41,146)	$(34,532)

Income (loss) per common share—Basic:
Average common shares outstanding	19,261	19,301	19,295
Income (loss) per common share	$0.27	$(2.13)	$(1.79)
Income (loss) per common share—Diluted:
Average common shares outstanding	19,332	19,301	19,295
Income (loss) per common share	$0.27	$(2.13)	$(1.79)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings (Deficit)			Comprehensive Income (Loss)
	Shares	Amount				Total
Balance—December 31, 2005	19,053	$190	$165,652	$(54,820)	$20,460	$131,482
Net loss		—	—	(34,532)	—	(34,532)	$(34,532)
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(2,370)	(2,370)	(2,370)
Compensation recognized on share-based awards	289	3	4,914	—	—	4,917	—
Surrender of shares to satisfy employee withholding tax obligations	(48)	—	(1,266)	—	—	(1,266)	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	2,724	2,724	—
Minimum pension liability, net of tax		—	—	—	(9,093)	(9,093)	(9,093)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes		—	4,068	—	—	4,068	—
Currency translation adjustments, net of tax		—	—	—	13,166	13,166	13,166

Balance—December 30, 2006	19,294	$193	$173,368	$(89,352)	$24,887	$109,096
							$(32,829)

Net loss		—	—	(41,146)	—	(41,146)	$(41,146)
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(5,759)	(5,759)	(5,759)
Compensation recognized on share-based awards	126	1	2,652	—	—	2,653	—
Surrender of shares to satisfy employee withholding tax obligations	(13)	—	(294)	—	—	(294)	—
Adjustment to initially apply FASB Interpretation No. 48		—	13,078	(5,944)	—	7,134	—
Employee benefit plans, net of tax		—	—	—	6,034	6,034	6,034
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes		—	1,343	—	—	1,343	—
Currency translation adjustments, net of tax		—	—	—	19,471	19,471	19,471

Balance—December 29, 2007	19,407	$194	$190,147	$(136,442)	$44,633	$98,532

							$(21,400)

Net income		—	—	5,353	—	5,353	$5,353
Cash flow hedge adjustment, net of reclassification adjustment		—	—	—	(194)	(194)	(194)
Compensation recognized on share-based awards	153	1	3,201	—	—	3,202	—
Surrender of shares to satisfy employee withholding tax obligations	(46)	—	(579)	—	—	(579)	—
Exercise of stock options	5	—	27	—	—	27	—
Employee benefit plans, net of tax		—	—	—	(15,061)	(15,061)	(15,061)
Currency translation adjustments, net of tax		—	—	—	(11,008)	(11,008)	(11,008)

Balance—January 3, 2009	19,519	$195	$192,796	$(131,089)	$18,370	$80,272

							$(20,910)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2007
Operating activities:
Net income (loss)	$5,353	$(41,146)	$(34,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charges	13,096	37,445	26,434
Investment and other (gains) losses	36	(3,462)	(734)
Minority interests, net of tax	(6,757)	1,986	2,195
Settlement of employee benefit plans (gain) loss, net	—	546	—
Deferred income taxes	(1,412)	3,368	(1,728)
Depreciation and amortization	51,603	58,199	60,663
Noncash compensation	3,202	2,653	4,917
Changes in operating assets and liabilities:
Accounts receivable, net	1,309	(3,746)	(5,942)
Inventories	11,505	26	(9,236)
Other current assets	1,425	(7,004)	3,170
Accounts payable and accrued liabilities	(5,981)	(4,293)	24,111
Other, net	(14,104)	(5,598)	(2,558)

Net cash provided by operating activities	59,275	38,974	66,760

Investing activities:
Purchases of property, plant and equipment	(34,277)	(60,720)	(68,167)
Proceeds from sale of assets	3,424	7,841	4,306
Acquisition of intangibles and other	(590)	(952)	(407)

Net cash used in investing activities	(31,443)	(53,831)	(64,268)

Financing activities:
Proceeds from borrowings	52,809	62,514	67,827
Repayment of borrowings	(65,696)	(46,989)	(71,952)
Advances from (to) equipment supplier	—	(2,792)	2,792
Other, net	27	(14)	(601)

Net cash provided by (used in) financing activities	(12,860)	12,719	(1,934)

Effect of exchange rate changes on cash	(952)	1,732	583

Net increase (decrease) in cash and cash equivalents	14,020	(406)	1,141
Cash and cash equivalents at beginning of period	31,698	32,104	30,963

Cash and cash equivalents at end of period	$45,718	$31,698	$32,104

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Consolidation

Background

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with seventeen manufacturing and converting facilities throughout the world, and a presence in eight countries. The Company's main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

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

Note 2. Accounting Policies and Financial Statement Information

Fiscal Year

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period. Fiscal 2006 ended December 30, 2006 and included the results of operations for a fifty-two week period.

Reclassifications

        Certain amounts previously presented in the consolidated financial statements and footnotes for prior periods have been reclassified to conform with the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets and the recognition and measurement of severance-related liabilities, current and deferred income tax amounts, share-based compensation and obligations under the Company's pension and postretirement benefit plans. These estimates are reviewed periodically to determine if a change is required. Actual results could differ from those estimates.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company maintains reserves for inventories, which are valued primarily using the first in, first out ("FIFO") method. Such reserves for inventories can be specific to certain inventory or based on age or judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods or for inventories which are considered slow-moving. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates which impact inventory valuation and gross profits.

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

        The Company has estimated the fair values of financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of cash

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and cash equivalents, accounts receivable, inventories, other current assets and accounts payable and accrued liabilities are reasonable estimates of their fair values. Fair value of the Company's debt was estimated using information regarding pricing of recent trades in the market, which market is not active, or by using interest rates at those dates for issuance of such financial instruments with similar terms, credit ratings and remaining maturities. The estimated fair value of debt, based on such valuation methodologies, at January 3, 2009 and December 29, 2007 was $305.5 million and $413.3 million, respectively.

Revenue Recognition

        Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place named by the customer, dependent upon contract terms and when collectability is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized.

Cash Equivalents

        Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the accompanying Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.5 million, $0.7 million and $0.5 million during fiscal years 2008, 2007 and 2006, respectively.

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.1 million and $6.1 million at January 3, 2009 and December 29, 2007, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. With respect to the $2.0 million increase in the allowance for doubtful accounts from December 29, 2007 to January 3, 2009, $1.7 million of such increase was related to the identification of specific accounts with a significant risk of becoming uncollectible largely due to recent worldwide economic events, including the devaluation of the Brazilian Real during the fourth quarter of fiscal 2008. Sales to the Procter & Gamble Company ("P&G") accounted for 11%, 12% and 13% of the Company's sales in fiscal years 2008, 2007 and 2006, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

        Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 5 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.8 million, $2.3 million and $3.1 million of interest costs during fiscal years 2008, 2007 and 2006, respectively.

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

        As more fully described in Note 14 "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts are designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Costs

        The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred approximately $15.2 million, $13.7 million and $12.5 million of research and development expense during fiscal years 2008, 2007 and 2006, respectively.

Shipping and Handling Costs

        Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company's sites to the customers' premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $28.4 million, $26.0 million and $25.6 million of shipping and handling costs during fiscal years 2008, 2007 and 2006, respectively.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $18.4 million at January 3, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $4.5 million in cash flow hedge losses. Accumulated other comprehensive income of $44.6 million at December 29, 2007 consisted of $50.8 million of currency translation gains (net of income taxes of $10.6 million), ($1.9) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.3 million) and $4.3 million of cash flow hedge losses. Comprehensive loss for fiscal years 2008, 2007 and 2006 is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of ($3.9) million, $1.8 million and $3.7 million, respectively.

        Comprehensive income (loss) is reported in accordance with the SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires unrealized actuarial gains and losses, unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, to be included in other comprehensive income.

Income (Loss) Per Common Share

        Basic earnings per share exclude any dilutive effects of share-based awards and convertible securities and are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through share-based awards and convertible securities and is computed by dividing net income (loss), as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares issuable pursuant to stock option plans will have a dilutive effect only when the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the computation of income (loss) per share for fiscal years 2008, 2007 and 2006 is presented in the following table (in thousands):

	2008	2007	2006
Income (loss):
Net income (loss)	$5,353	$(41,146)	$(34,532)
Effect of dilutive securities—convertible securities and share-based awards	—	—	—

Net income (loss)	$5,353	$(41,146)	$(34,532)

Outstanding shares:
Weighted average common shares outstanding	19,261	19,361	19,295
Effect of dilutive securities—convertible securities and share-based awards	71	—	—
Weighted average common shares outstanding—assuming dilution	19,332	19,361	19,295

        For fiscal years 2007 and 2006, the effect of potentially dilutive securities such as convertible securities and share-based awards are not considered in the above table as the effects are anti-dilutive. Under the treasury stock method, shares represented by the exercise of 34,844 options and 88,080 nonvested restricted shares were not included in diluted earnings per share for fiscal year 2008 because to do would have been anti-dilutive.

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

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 14 "Derivatives and Other Financial Instruments and Hedging Activities" for the fair value measurement

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its January 4, 2009 adoption of the remainder of the standard.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of noncontrolling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009, and expects this new accounting standard to result in changes in the presentation of minority interests in the consolidated financial statements, consistent with the new standard.

        In March 2008, the Financial Accounting Standards Board issued Statement 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133," (SFAS No. 161") to expand the disclosure framework in FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt SFAS No. 161 effective January 4, 2009 and apply its provisions prospectively by providing the additional disclosures in its financial statements for the first quarter of fiscal 2009.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt the provisions of FSP 132(R)-1 as of January 2, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's postretirement benefit plans.

Note 3. Special Charges, Net

        The Company's operating income (loss) includes special charges, net resulting from corporate-level decisions or Board actions, such as to consolidate and relocate its corporate offices, restructure certain operations or pursue certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges (credits), net is presented in the following table (in thousands):

	2008	2007	2006
Asset impairment charges	$13,096	$37,445	$26,434
Restructuring and plant realignment costs	6,388	23,543	7,135
Other costs	604	746	1,143
Abandoned acquisition costs	—	—	3,971

	$20,088	$61,734	$38,683

Asset impairment charges

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable from future undiscounted cash flows. If the carrying amounts are not recoverable, the Company, consistent with the provisions of SFAS No. 144, records a non-cash charge associated with the write-down of such assets to estimated fair value. Fair value is estimated based on the present value of expected future cash flows, appraisals and other indicators of value.

        During fiscal 2008, the Company recorded non-cash impairment charges of $13.1 million relating to certain assets of the Company's nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from the continued economic downturn which has negatively impacted certain of the Company's industrial businesses, including the automotive business which, as previously announced, the Company will exit in fiscal 2009. The Company expects that depreciation expense will be approximately $1.9 million lower in fiscal 2009 and fiscal 2010 as a result of the aforementioned non-cash impairment charges recognized in fiscal 2008.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2007, the Company recorded non-cash impairment charges totaling $37.4 million comprised of: (i) a write-down of $4.1 million relating to assets of the Company's nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from the Company's global repositioning of production capacity, and from certain other nonwovens assets which were removed from service, (ii) a write-down of $2.9 million associated with the Company's plans to reorganize and consolidate certain of its nonwoven segment operations in Europe, which plans called for the closure of the Company's Neunkirchen, Germany plant, and the subsequent transfer of certain of the business and equipment to the Company's plant in Cuijk, The Netherlands, and (iii) a write-down of approximately $30.4 million, relating to assets in the oriented polymers segment, to estimated fair value as a result of continued weakening of sales, earnings and cash flows, and in consideration of the Company continuing negotiations with a third party whereby the third party had previously offered to purchase certain business units in the oriented polymers segment at amounts less than their current carrying values.

        During fiscal 2006, the Company recorded non-cash impairment charges totaling $26.4 million comprised of: (i) a write-down of $11.4 million for nonwovens assets in the U.S., including facilities for which the Company had announced closure plans, as well as an impairment charge taken with respect to another facility, for which projected future cash flows had been negatively impacted by the loss of a major automotive platform and the anticipated loss of certain other business, (ii) a write-down of $7.2 million associated with a nonwovens manufacturing line located in The Netherlands due to the expected shutdown of the line due to the loss of certain low-margin business platforms, (iii) a write-down of $5.5 million based on an impairment evaluation, consistent with the provisions of SFAS No. 144, of certain of the Company's Canadian oriented polymers assets, triggered by a weakening of sales, earnings and cash flows experienced during early fiscal 2006, and (iv) a write-down of $2.3 million related to the initiation of the restructuring and consolidation strategy for the European operations, which included the closure of the nonwovens facility in Sweden.

Restructuring and plant realignment costs

        Accrued costs for restructuring efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability for fiscal years 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balance accrued at beginning of year	$5,903	$2,044	$163
Restructuring and plant realignment costs:
First Quarter	1,352	6,207	1,633
Second Quarter	1,398	3,068	2,740
Third Quarter	1,512	8,175	692
Fourth Quarter	2,126	6,093	2,070

Total	6,388	23,543	7,135

Cash payments	(9,739)	(19,371)	(5,284)
Loss on settlement of employee benefit plans, net	—	(546)	—
Adjustments	120	233	30

Balance accrued at end of year	$2,672	$5,903	$2,044

        The restructuring and plant realignment activities during fiscal 2008 primarily relate to: (i) $3.9 million of costs related to the previously announced closure of the Neunkirchen, Germany nonwovens facility, (ii) $1.0 million of costs related to the previously announced closing of the Landisville, New Jersey nonwovens facility, (iii) $1.0 million of costs related to a management restructuring within the Company's Latin America operations, and (iv) $0.5 million of severance and other costs associated with other restructuring efforts throughout the Company, primarily in the U.S.

        The Company recognized $3.9 million of cash restructuring charges in fiscal 2008 related to the previously announced closure of the Neunkirchen, Germany facility. Production activities at the facility ceased as of September 29, 2007. The current year charges include $0.6 million related to employee termination expenses and $3.3 million primarily related to equipment relocation, employee costs during the shutdown period, facility overhead expenses and other associated shut-down costs.

        On May 30, 2008, the Board of Directors of the Company approved a plan to consolidate certain of its U.S. operations. In June 2008, the Company communicated a plan to affected employees that it planned to close the Landisville, New Jersey plant by the end of the third quarter of fiscal 2008 to better align the Company's capabilities with its long-term strategic direction. The plant closing included the reduction of approximately 77 positions. Production activities at the facility ceased in August, 2008. During fiscal 2008, the Company recognized $0.5 million of employee termination costs and $0.5 million of other associated shut-down costs. In addition, during fiscal 2008, the Company incurred approximately $1.0 million of severance and related costs associated with a management restructuring of its Latin American operations.

        The restructuring and plant realignment activities during fiscal 2007 primarily relate to: (i) restructuring activities in the U.S., including the Company's closure of two nonwovens plants resulting in severance, equipment relocation and other costs of $8.9 million, (ii) other initiatives to restructure certain nonwoven operations in the U.S. resulting in the centralization of certain business processes, the integration of certain operations and the elimination of certain positions resulting in severance and other costs of $2.7 million, (iii) employee severance, equipment removal and relocation and shut-down costs related to the closure of the Neunkirchen, Germany nonwovens facility in the amount of $9.6 million, (iv) the restructuring of certain of the Company's oriented polymers operations resulting in severance and outplacement costs of $0.9 million, (v) $0.8 million of costs related to the corporate headquarters

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relocation initially undertaken in fiscal 2006, and (vi) the restructuring of certain pension and other postretirement benefit plans in the U.S. and Canada in the amount of $0.6 million.

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

Other costs

        During fiscal 2008, the Company incurred $0.6 million of costs associated with the previously disclosed negotiations regarding the sale by the Company of certain assets in the oriented polymers segment. During the third quarter of fiscal 2008, the Company terminated such negotiations and the sale is not currently expected to occur.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        Approximately $249.2 million, $186.7 million and $190.2 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2008, 2007 and 2006, respectively. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $6.1 million and $7.4 million at January 3, 2009 and December 29, 2007, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

Note 5. Inventories

        Inventories consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Finished goods	$61,637	$71,855
Work in process	17,197	20,125
Raw materials and supplies	43,072	47,746

	$121,906	$139,726

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $13.4 million and $13.0 million at January 3, 2009 and December 29, 2007, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 6. Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Land	$11,580	$13,824
Buildings and land improvements	99,031	108,410
Machinery, equipment and other	479,313	445,940
Construction in progress	12,853	49,442

	602,777	617,616
Less accumulated depreciation	(255,187)	(222,846)

	$347,590	$394,770

        Depreciation charged to expense was $49.4 million, $56.1 million and $54.9 million for fiscal years 2008, 2007 and 2006, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The significant decrease in construction in progress during fiscal 2008 compared to fiscal 2007 is primarily due to the capital expansion project under construction at December 29, 2007 of a new spunmelt line at the Company's facilities near Buenos Aires, Argentina, which was commercialized during fiscal 2008.

        During fiscal year 2008, the Company approved plans to sell its remaining assets at its plants located in Landisville, New Jersey and Neunkirchen, Germany. Each facility has been written down to its estimated fair value less cost to sell. As of January 3, 2009, approximately $5.8 million of assets were considered assets held for sale and are included in Other current assets in the Consolidated Balance Sheet. The Company expects the sale of such assets to be completed in fiscal 2009.

Note 7. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Cost:
Proprietary technology	$2,667	$2,328
Loan acquisition costs	9,205	9,205
Other	2,910	2,864

	14,782	14,397
Less accumulated amortization	(6,626)	(4,432)

	$8,156	$9,965

        Components of amortization expense are shown in the table below (in thousands):

	2008	2007	2006
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	$837	$701	$4,438
Loan acquisition costs, included in interest expense, net	1,406	1,386	1,339

Total amortization expense	$2,243	$2,087	$5,777

        Aggregate amortization expense for each of the next five years is expected to be as follows: 2009, $2.2 million; 2010, $2.0 million; 2011, $1.9 million; 2012, $1.0 million; and 2013, $0.4 million. Intangibles are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages and other fringe benefits of $20.7 million and $18.3 million as of January 3, 2009 and December 29, 2007, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Debt

        Long-term debt consists of the following:

	January 3, 2009	December 29, 2007
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—average interest at 3.72% and 7.09% as of January 3, 2009 and December 29, 2007, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$366,200	$390,300
Argentine Facility:
Argentine Peso Loan—interest at 14.50% and 13.28% as of January 3, 2009 and December 29, 2007; denominated in Argentine pesos due in 32 quarterly payments of approximately $0.3 million	7,170	7,617
Argentine Peso Loan for working capital—interest at 14.50% as of January 3, 2009; denominated in Argentine pesos due in 18 quarterly payments of approximately $0.1 million	2,218	—
United States Dollar Loan—interest at 5.72% and 8.26% as of January 3, 2009 and December 29, 2007; denominated in U.S. dollars due in 32 quarterly payments of approximately $0.9 million	25,880	24,524
Other	210	863

	401,678	423,304
Less: Current maturities	(9,173)	(7,790)

	$392,505	$415,514

Scheduled Maturities

        The scheduled maturities of long-term debt at January 3, 2009 are as follows (in thousands):

2009	$9,173
2010	9,148
2011	9,078
2012	358,857
2013	4,408
2014 and thereafter	11,014

Total	$401,678

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 4.00:1.00 as of January 3, 2009, with decreases over time, with the next change occurring April 4, 2009, at which time the leverage ratio requirement will be 3.50:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at January 3, 2009 was that it not be less than 2.75:1.00, with increases over time, with the next change occurring April 4, 2009, at which time the requirement will be 3.00:1.00. The Company was in compliance with the debt covenants under the Credit Facility at January 3, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company intends to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and the Company has classified the mandatory payments of approximately $1.0 million per quarter in the Current portion of long-term debt in the Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007. No additional amounts were due under the excess cash flow provisions of the Credit Facility with respect to fiscal 2007.

        The interest rate applicable to borrowings under the Credit Facility is based on either three-month or one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate ("ABR") for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. There were no borrowings under the revolving credit facility as of January 3, 2009 or December 29, 2007. As of January 3, 2009, capacity under the revolving credit facility has been reserved for outstanding letters of credit in the amount of $2.9 million, as described below. Average daily borrowings under the revolving credit facility, which were primarily Alternate Base Rate-based borrowings, were $5.7 million at an average interest rate of 6.35% for the period from December 30, 2007 to January 3, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 14 "Derivatives and Other Financial Instruments and Hedging Activities" to the consolidated financial statements. During fiscal 2007, the Company had a position in a prior cash flow hedge agreement, which terminated on May 8, 2007 and effectively converted $212.5 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 3.383%.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of January 3, 2009, the Company has effectively reserved capacity under the revolving credit facility in the amount of $2.9 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at January 3, 2009. As of January 3, 2009, the Company also had other outstanding letters of credit in the amount of $2.4 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at January 3, 2009.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. Total outstanding indebtedness under these short-term borrowing facilities was $12.0 million at January 3, 2009 and mature at various dates through July 2009. As of January 3, 2009, the average interest rate of these borrowings was 7.58%. Borrowings under these facilities are shown in Short-term borrowings in the Consolidated Balance Sheets. In fiscal 2006, the Company's operations in China entered into short-term credit facilities denominated in Chinese renminbi with financial institutions in China. These short-term credit facilities, which had an outstanding balance of $3.7 million at December 29, 2007 and were used to finance working capital requirements, were paid in full during fiscal 2008.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan, and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of January 3, 2009, the outstanding indebtedness was approximately $35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $5.0 million as of January 3, 2009. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $2.2 million in September 2012, approximately $7.2 million in April 2016 and the balance of $25.9 million maturing in May 2016.

        In March 2006, one of the Company's wholly-owned Canadian subsidiaries entered into a term loan totaling approximately $0.6 million with an agency of the Canadian government, which agency focuses on generating capital investment in the country. In December 2008, the Company elected to repay the loan in its entirety. This debt is shown in Current portion of long-term debt in the Consolidated Balance Sheet as of December 29, 2007.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.  Income Taxes

        The components of income (loss) before income taxes are as follows (in thousands):

	2008	2007	2006
Domestic	$(9,323)	$(6,446)	$(31,445)
Foreign	14,317	(23,876)	7,565

	$4,994	$(30,322)	$(23,880)

        The components of income tax expense (benefit) are as follows (in thousands):

	2008	2007	2006
Current:
Federal and state	$(237)	$969	$1,020
Foreign	8,046	4,501	9,165
Deferred:
Federal and state	(14)	644	678
Foreign	(1,397)	2,724	(2,406)

Income tax expense	$6,398	$8,838	$8,457

        Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its hypothetical calculation. At January 3, 2009, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not been provided amounted to approximately $58.4 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

        The total amount of unrecognized tax benefits as of January 3, 2009 and December 29, 2007 were $16.5 million and $14.3 million, respectively. These amounts include accrued interest and penalties of $6.1 million and $6.5 million at January 3, 2009 and December 29, 2007, respectively. Further, the total unrecognized tax benefits of $16.5 million represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate of the Company in future periods.

        During fiscal 2008, the Company increased its unrecognized tax benefits by $3.2 million. Further, in fiscal 2008, the Company recognized benefits of $0.5 million and $0.1 million related to settlements of state audits and the lapse in statute of limitations in certain jurisdictions, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding potential interest and penalties associated with uncertain tax positions, is as follows (in thousands):

Unrecognized tax benefits as of December 29, 2007	$7,781
Gross increases for tax positions of prior years	970
Gross decreases for tax positions of prior years	(916)
Increases in tax positions for the current year	3,211
Settlements	(463)
Lapse of statute of limitations	(144)

Unrecognized tax benefits as of January 3, 2009	$10,439

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company's tax provision includes the impact of recording reserves and any changes thereto. As of January 3, 2009, the Company has a number of open tax years with various taxing jurisdictions that range from 2001 to 2008. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Income taxes computed at the Company's U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	2008	2007	2006
Computed income tax expense (benefit) at statutory rate	$1,747	$(10,613)	$(8,358)
State income taxes, net of federal tax benefit	(152)	1,629	1,623
Worthless stock deduction	(16,792)	—	—
Valuation allowance	26,489	16,091	7,738
Withholding taxes and tax credits	806	1,243	1,339
Effect of foreign operations, net	(5,553)	(1,763)	777
Effect of foreign earnings on U.S. taxes and other, net	(1,954)	(2,361)	5,338
Increase in FIN 48 liability	1,807	4,612	—

Income tax expense	$6,398	$8,838	$8,457

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At January 3, 2009, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Canada	$15,846	2009–2027
Germany	43,848	Indefinite
Netherlands	36,856	2011–2017
Sweden	809	Indefinite
Argentina	13,471	2013
United States (State)	1,040,939	Various
United States (Federal)	224,074	2024–2027

        In addition, the Company had the following credits for income tax purposes as of January 3, 2009 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Mexico	Asset Tax	$1,884	2009–2012
United States	North Carolina Tax Credit	1,170	2009–2020
United States	Foreign Tax	15,169	2009
United States	Alternative Minimum Tax	692	Indefinite

        The Company conducts business in foreign jurisdictions which grant holidays from income taxes for a specified period. The Company recognized approximately $0.8 million and $0.6 million of tax benefits during fiscal 2008 and fiscal 2007, respectively, related to tax holidays in China.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Provision for bad debts	$2,218	$1,838
Inventory capitalization and allowances	4,119	3,434
Net operating loss and capital loss carryforwards	118,619	97,100
Tax credits	2,545	1,351
Foreign tax credits	16,340	15,169
Property, plant and equipment and intangibles, net	27,622	42,677
Other	26,285	24,920

Total deferred tax assets	197,748	186,489
Valuation allowance	(183,567)	(172,695)

Net deferred tax assets	14,181	13,794

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(8,525)	(8,082)
Stock basis of subsidiaries	(7,709)	(7,709)
Other, net	(9,827)	(15,776)

Total deferred tax liabilities	(26,061)	(31,567)

Net deferred tax liabilities	$(11,880)	$(17,773)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is five years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $183.6 million and $172.7 million are appropriate as of January 3, 2009 and December 29, 2007, respectively.

        The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2008.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

        There were income tax refunds receivable of $2.5 million and $1.8 million at January 3, 2009 and December 29, 2007, respectively. These amounts are included in Other current assets on the Consolidated Balance Sheets.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 and 2007 disclosures have been measured as of January 3, 2009 and December 29, 2007, respectively.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2008	2007	2008	2007
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,918)	$(12,880)	$(109,588)	$(119,149)
Additional benefit obligations	—	—	—	—
Service costs	—	—	(2,504)	(2,473)
Interest costs	(772)	(736)	(5,789)	(5,066)
Participant contributions	—	—	(163)	(150)
Plan amendments	—	—	—	(38)
Actuarial (loss)/gain	283	(403)	981	9,092
Currency translation adjustment and other	—	—	10,027	(13,885)
Settlements/curtailments	—	—	—	18,998
Benefit payments	1,185	1,101	3,368	3,083

Projected benefit obligation at end of year	$(12,222)	$(12,918)	$(103,668)	$(109,588)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12,811	$11,700	$104,782	$108,298
Actual return on and additional plan assets	(4,295)	1,485	(4,267)	(366)
Employer and plan participant contributions	771	729	5,070	3,905
Plan amendments	—	—	—	—
Actuarial (loss)/gain	—	—	—	—
Settlements/curtailments	—	—	—	(17,456)
Benefit payments	(1,185)	(1,103)	(3,368)	(3,083)
Currency translation adjustment and other	—	—	(8,454)	13,484

Fair value of plan assets at end of year	$8,102	$12,811	$93,763	$104,782

Funded status	$(4,120)	$(107)	$(9,905)	$(4,806)

        The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2008 and 2007, the total amount netted in the funded status above for such plans approximates $1.3 million and $1.7 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $1.0 million in 2008 and $1.1 million in 2007.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2008	2007	2008	2007
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(132)	$(3,313)	$(6,584)	$(5,961)
Additional benefit obligations	—	—	(268)	—
Service costs	—	(103)	(79)	(53)
Interest costs	(6)	(171)	(347)	(325)
Participant contributions	—	(36)	—	—
Plan amendments	—	—	—	—
Actuarial gain	—	646	528	378
Currency translation adjustment and other	—	—	1,266	(1,070)
Settlements/curtailments	36	2,583	—	—
Benefit payments	18	262	433	447

Projected benefit obligation at end of year	$(84)	$(132)	$(5,051)	$(6,584)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Acquisition	—	—	—	—
Employer and plan participant contributions	18	225	433	441
Plan amendments	—	36	—	—
Benefit payments	(18)	(261)	(433)	(441)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(84)	$(132)	$(5,051)	$(6,584)

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's pension plans as of January 3, 2009 and December 29, 2007 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2008	2007	2008	2007
Other assets	$—	$—	$1,307	$1,556
Accrued liabilities	—	—	(215)	(179)
Other liabilities	(4,120)	(107)	(10,997)	(6,183)
Accumulated other comprehensive (income) loss	4,530	(549)	16,229	6,582

Net amounts recognized	$410	$(656)	$6,324	$1,776

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's postretirement benefit plans as of January 3, 2009 and December 29, 2007 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2008	2007	2008	2007
Other assets	$—	$—	$—	$—
Accrued liabilities	(42)	(45)	(415)	(472)
Other liabilities	(42)	(87)	(4,636)	(6,112)
Accumulated other comprehensive (income) loss	(54)	(233)	(1,967)	(2,348)

Net amounts recognized	$(138)	$(365)	$(7,018)	$(8,932)

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, before taxes, for the Company's pension plans as of January 3, 2009 and December 29, 2007 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2008	2007	2008	2007
Transition net asset	$—	$—	$62	$86
Net actuarial (gain) loss	4,530	(549)	18,563	9,840
Prior service cost	—	—	(2,396)	(2,629)

Net amounts recognized	$4,530	$(549)	$16,229	$7,297

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, before taxes, for the Company's postretirement benefit plans as of January 3, 2009 and December 29, 2007 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2008	2007	2008	2007
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	(40)	(205)	(1,481)	(1,756)
Prior service cost	(14)	(28)	(486)	(592)

Net amounts recognized	$(54)	$(233)	$(1,967)	$(2,348)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Components of net periodic benefit costs for fiscal years 2008, 2007 and 2006 are as follows (in thousands):

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2008	2007	2006	2008	2007	2006
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$2,504	$2,473	$2,452
Interest costs on projected benefit obligation and other	772	736	717	5,789	5,066	5,245
Return on plan assets	4,295	(1,485)	(1,425)	4,267	366	(6,287)
Settlement loss	—	—	—	—	3,849	—
Net amortization of transition obligation and other	(5,361)	559	607	(10,612)	(6,273)	(306)

Periodic benefit cost, net	$(294)	$(190)	$(101)	$1,948	$5,481	$1,104

Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	2.75-7.5%	2.375-7.5%	2.2-7.5%
Discount rate on projected benefit obligations	6.50	5.75	5.75	5.50-9.00	5.30-8.25	4.50-5.00
Salary and wage escalation rate	N/A	N/A	N/A	2.0-3.0	2.0-3.0	2.0-3.0

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$103	$217	$79	$53	$78
Interest costs on projected benefit obligation and other	6	171	212	347	325	348
Plan amendment	—	—	—	—	—	—
Curtailment/settlement (gain) loss	(36)	(3,303)	—	—	—	—
Net amortization of transition obligation and other	(180)	(211)	(26)	(272)	(250)	(94)

Periodic benefit cost, net	$(210)	$(3,240)	$403	$154	$128	$332

Weighted average assumption rates:
Discount rate on projected benefit obligations	6.50%	5.75%	5.75%	6.25-6.50%	5.00-5.25%	5.00-5.25%

        Discount rates are primarily based on the market yields of global bond indices for AA-rated corporate bonds, applied to a portfolio for which the term and currency correspond with the estimated term and currency of the obligation. During fiscal 2009, the Company expects to recognize amortization of actuarial gains/losses, prior service cost and transition obligation as components of net periodic benefit cost in the amounts of $0.5 million, $(0.3) million and $0.0 million, respectively.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2009	6.7%
2010	6.5%
2011	6.0%
2012	6.0%
2013	5.5%
2014	5.5%
2015 and thereafter	5.0%

        A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2008 by $0.1 million and the accumulated postretirement benefit obligation as of January 3, 2009 by $0.3 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2008 by $0.1 million and the accumulated postretirement benefit obligation as of January 3, 2009 by $0.2 million.

        The plan sponsor selects the expected long-term rate-of-return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The plans' weighted-average asset allocations by asset category are as follows:

	2008	2007
Equity Securities	32%	40%
Debt Securities	64	55
Other	4	5

Total	100%	100%

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

        The Company's practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2009 are expected to approximate $5.6 million.

Expected Benefit Payments

        The following table reflects the total benefits projected to be paid from the plans, or from the Company's general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments.

        The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2009	$5,911	$406
2010	5,772	407
2011	5,945	361
2012	6,391	358
2013	7,244	354
2014-2017	35,828	1,696

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.8 million, $2.1 million and $2.5 million for fiscal 2008, 2007 and 2006, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Stock Option and Restricted Stock Plans

Stock Option Plans

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control or other events, as defined. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of January 3, 2009 and December 29, 2007, the Company had awarded grants of non-qualified stock options to purchase 178,622 and 380,675 shares of the Company's Class A Common Stock, respectively. In addition, 10,941 stock options were exercised and 164,372 stock options expired without exercise during fiscal 2008. Accordingly, at January 3, 2009, there remain 210,437 stock options available to be awarded pursuant to the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of January 3, 2009, with respect to the 178,622 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 18,330 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of January 3, 2009. Accordingly, pursuant to the provisions of SFAS No. 123(R), 160,292 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of January 3, 2009. For fiscal 2008, no compensation costs were recognized for awards with performance-based vesting as the performance targets were not achieved. For fiscal 2007, the Company achieved 51% of its performance targets; accordingly, the Company recognized compensation costs for 51% of the compensation attributable to performance-based awards for the 2007 fiscal year. On March 12, 2008, the Compensation Committee, in exercise of its discretion, granted 58 participants vesting credit equal to 100% of target representing 46,603 additional awards with a fair value at the grant date of $0.3 million. As a result, the Company has recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. For fiscal 2006, no compensation costs were recognized for awards with performance-based vesting as the performance targets were not achieved. The compensation costs related to the 2003 Option Plan were $0.7 million, $1.1 million and $0.2 million during fiscal years 2008, 2007 and 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the stock option activity related to the 2003 Option Plan for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:

	2008	2007	2006
Unexercised options outstanding—beginning of period	380,675	310,500	400,000
Granted	46,093	76,300	—
Exercised	(10,941)	—	—
Forfeited	(72,833)	(6,125)	(89,500)
Expired/canceled	(164,372)	—	—

Unexercised options outstanding—end of period	178,622	380,675	310,500

        All options granted under the 2003 Option Plan provide for an exercise price of $6.00 per share. The weighted average grant date fair value of options granted in fiscal 2008 and fiscal 2007 was $6.35 and $26.32, respectively.

	2008	2007	2006
2003 Option Plan:
Vested options as of year-end	128,092	199,352	174,454
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	210,437	19,325	89,500
Weighted average exercise price per share	$6.00	$6.00	$6.00

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of January 3, 2009 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	128,092	32,200
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	—	—
For nonvested options:
Compensation cost not yet recognized (in $000s)		$318
Weighted average period of recognition (years)		1.1

        The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2008	2007	2006
Annual dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	1.6	2.6	3.4
Risk-free interest rate	1.6%	4.6%	4.3%
Expected volatility	40.6%	39.3%	41.0%
Weighted average fair value per option granted	$6.15	$26.32	$18.87

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In fiscal 2008, 2007 and 2006, the Company awarded 18,065, 7,920 and 9,313 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. In addition, 12,500 restricted shares were approved for issuance by the Company's Board of Directors in September 2006 to the Company's Chairman of the Board as a component of his compensation for serving as interim Chief Executive Officer. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.2 million, $0.2 million and $0.5 million for fiscal years 2008, 2007 and 2006, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control and the completion of a minimum service period, as defined. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.3 million and $0.2 million for fiscal years 2008 and 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. In addition, during fiscal 2008, 3,937 shares were surrendered to satisfy withholding requirements. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.8 million as of January 3, 2009, and the weighted average period of recognition for such compensation was 1.2 years as of January 3, 2009.

        As of January 3, 2009, there remain 60,259 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

  2005 Employee Restricted Stock Plan

        The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determines appropriate in the circumstances. The award of shares of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006 and March 12, 2008, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control or other events, as defined. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control and the completion of a minimum service period, as defined.

        During fiscal 2008, 158,304 restricted shares were awarded to certain employees of the Company, of which 35,000 shares were awarded, and up to 40,000 shares are available to be awarded in March 2009 based on achievement of 2008 performance targets, under the terms of the Executive Employment Agreement. In addition, 41,917 shares were surrendered during fiscal 2008 by employees to satisfy withholding requirements and to satisfy the exercise price for options exercised during fiscal 2008; 35,219 shares were forfeited during fiscal 2008.

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

        A summary of the status of the Company's nonvested shares issued under the 2005 Stock Plan as of January 3, 2009, and changes for the year ended January 3, 2009, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 29, 2007	101,480	$24.78
Shares:
Granted	165,369	15.37
Vested	(109,847)	18.64
Forfeited	(32,759)	22.96

Nonvested shares at January 3, 2009	124,243	18.40

        The total fair value of shares vested during the fiscal years ended January 3, 2009 and December 29, 2007, December 30, 2006 were $2.2 million, $0.7 million and $2.6 million, respectively.

        The compensation costs associated with the 2005 Stock Plan totaled $1.8 million, $1.1 million and $4.2 million for fiscal years 2008, 2007 and 2006, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of January 3, 2009, awards of 354,687 shares of the Company's Class A Common Stock were outstanding and 127,313 shares were available for future award under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of January 3, 2009, of the 354,687 shares awarded and outstanding under the 2005 Stock Plan, 58,983 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of January 3, 2009. Accordingly, pursuant to the provisions of SFAS 123(R), 295,704 restricted shares are considered granted under the 2005 Stock Plan

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of January 3, 2009. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.4 million as of January 3, 2009, and the weighted average period of recognition for such compensation was 1.3 years as of January 3, 2009.

  2008 Long-Term Stock Incentive Plan

        The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, reserves for issuance 425,000 shares of the Company's Class A Common Stock to employees of the Company. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control or other events, as defined.

        During fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. These awards included 52,316 service-based restricted shares, 15,510 service-based restricted stock units and 135,443 restricted stock units that vest based on the achievement of 2008 performance targets and the completion of requisite service periods. In addition, during fiscal 2008, 6,369 shares and 12,931 restricted stock units were forfeited. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.2 million for fiscal 2008 and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of January 3, 2009, awards of 45,947 shares of the Company's Class A Common Stock and 138,022 restricted stock units were outstanding and unvested, and 241,031 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $2.4 million as of January 3, 2009, and the weighted average period of recognition for such compensation was 0.9 years as of January 3, 2009.

Note 13. Other Operating (Income) Loss, Net

        For fiscal 2008, Other operating (income) loss, net includes (i) $1.5 million received from a customer under a license agreement related to the third-party manufacture of product, and (ii) $6.5 million of net foreign currency losses. For the 2007 and 2006 fiscal years, Other operating (income) loss, net includes $0.6 million of net foreign currency gains and $1.2 million of net foreign currency losses, respectively. See Note 17 "Foreign Currency (Gain) Loss, Net."

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As indicated in Note 9 "Debt" to the consolidated financial statements, to mitigate its interest rate exposure as required by the Credit Facility, the Company has entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. The notional amount of this contract, which became effective on May 8, 2007 and expires on June 29, 2009, was $240.0 million. Cash settlements are made quarterly and the floating rate is reset quarterly, coinciding with the reset dates of the current Credit Facility. Previously, the Company had a similar pay-fixed, receive-variable interest rate swap contract, which effectively converted the variable LIBOR-based interest payments associated with $212.5 million of the debt to fixed amounts at a LIBOR rate of 3.383%, which expired on May 8, 2007.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on indicative price information obtained via a third-party valuation, was an obligation of $4.5 million and $4.3 million as of January 3, 2009 and December 29, 2007, respectively. Those amounts are included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The interest rate swap is valued on a recurring basis at fair value, as described above (Level 2 input, as defined by SFAS No. 157). The unrealized loss in the interest rate swap's fair value of $0.2 million during fiscal 2008 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of January 3, 2009.

        The impacts of these swaps on Interest expense, net in the Consolidated Statements of Operations were an increase of $3.9 million for fiscal year 2008 and decreases of $1.8 million and $3.7 million for fiscal years 2007 and 2006, respectively.

        On February 12, 2009, the Company entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the Company's first-lien term loan to fixed amounts at a LIBOR rate of 1.96%. The notional amount of this contract, which becomes effective on June 30, 2009 and expires on June 30, 2011, is $240.0 million.

        On September 30, 2008, the Company entered a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of January 3, 2009, the Company recorded $1.4 million for the change in the fair value of the foreign exchange forward contracts in Accounts payable and accrued liabilities and the $1.4 million change for the fair value of the firm commitment in Other Assets. There were no outstanding foreign exchange forward contracts with third party financial institutions at December 29, 2007.

        The following table shows assets and liabilities as of January 3, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$1,388	—
Derivative liabilities	—	(5,846)	—

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Earnings Per Share and Shareholders' Equity

        As of January 3, 2009 and December 29, 2007, the Company's authorized capital stock consisted of the following classes of stock:

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

        All authorized shares of the Class D Common Stock and Class E Common Stock are issuable upon the exercise, at $.01 per share, of Series A warrants to purchase shares of Class D common stock and Series B warrants to purchase shares of Class E common stock, respectively ("Warrants"). Such Warrants have (i) customary adjustments for stock splits, stock dividends, and consolidations, (ii) specified anti-dilution protection for sales of securities by the Company at a price below the fair market value of such securities if offered to common stockholders and (iii) specified anti-dilution protection for sales of securities by the Company at a discount that exceeds 25% of the fair market value of such securities. Except as set forth in the preceding sentence, the Warrants do not have anti-dilution provisions. The Warrants (a) are exercisable in the event of a notice provided by the Company of a distribution to shareholders of a minimum amount ($600 million in the case of the Series A Warrants, and $1.15 billion in the case of the Series B Warrants), and (b) terminate upon the earlier to occur of (i) March 4, 2010, or (ii) a change in control of the Company (as defined in the warrant certificates). Pursuant to the adjustment provisions of the warrant certificates, the Company may be required, immediately prior to exercise of the warrants, to increase the authorized shares of Class D Common Stock and Class E Common Stock presented in the table above relating to the Series A Warrants and the Series B Warrants, respectively, if the authorized shares are insufficient for the number of Warrants to be exercised.

Note 16. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the fiscal years 2008, 2007 and 2006 relating to special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial data by segment is as follows (in thousands):

	2008	2007	2006
Net sales
Nonwovens	$971,423	$885,672	$848,281
Oriented Polymers	174,214	173,991	173,327

	$1,145,637	$1,059,663	$1,021,608

Operating income (loss)
Nonwovens	$72,197	$79,445	$66,586
Oriented Polymers	10,386	77	4,340
Unallocated Corporate	(25,332)	(18,227)	(26,616)
Eliminations	—	—	258

	57,251	61,295	44,568
Special charges, net	(20,088)	(61,734)	(38,683)

	$37,163	$(439)	$5,885

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$45,337	$45,886	$48,998
Oriented Polymers	4,316	10,460	10,373
Unallocated Corporate	544	725	211
Eliminations	—	(258)	(258)

Depreciation and amortization expense included in operating income	50,197	56,813	59,324
Amortization of loan acquisition costs	1,406	1,386	1,339

	$51,603	$58,199	$60,663

Capital spending
Nonwovens	$33,258	$58,908	$64,952
Oriented Polymers	421	969	2,438
Corporate	598	843	777

	$34,277	$60,720	$68,167

Division assets
Nonwovens	$717,814	$761,750	$736,754
Oriented Polymers	70,954	85,428	116,368
Corporate	1,619	12,197	390
Eliminations	(87,925)	(108,704)	(112,222)

	$702,462	$750,671	$741,290

Geographic Data:

        Export sales from the Company's United States operations to unaffiliated customers approximated $55.6 million, $78.3 million and $66.7 million during fiscal years 2008, 2007 and 2006, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	2008	2007	2006
Net sales
United States	$460,497	$453,697	$466,956
Canada	98,374	109,225	108,571
Europe	197,393	197,446	185,231
Asia	122,880	86,525	54,474
Latin America	266,493	212,770	206,376

	$1,145,637	$1,059,663	$1,021,608

Operating income (loss)
United States	$8,308	$5,916	$(8,822)
Canada	4,327	(3,937)	(1,073)
Europe	10,801	14,066	15,422
Asia	16,336	11,459	5,560
Latin America	17,479	33,791	33,481

	57,251	61,295	44,568
Special charges, net	(20,088)	(61,734)	(38,683)

	$37,163	$(439)	$5,885

Depreciation and amortization expense included in operating income (loss)
United States	$17,929	$19,578	$25,478
Canada	2,260	8,264	8,139
Europe	6,856	8,628	9,226
Asia	8,853	7,821	5,025
Latin America	14,299	12,522	11,456

Depreciation and amortization expense included in operating income	50,197	56,813	59,324
Amortization of loan acquisition costs	1,406	1,386	1,339

	$51,603	$58,199	$60,663

Property, plant and equipment, net
United States	$114,707	$140,419	$151,883
Canada	5,558	7,372	38,937
Europe	37,354	50,849	55,475
Asia	62,826	65,060	66,390
Latin America	127,145	131,070	98,369

	$347,590	$394,770	$411,054

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Foreign Currency (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	2008	2007	2006
Included in other operating (income) loss, net	$6,513	$(554)	$1,229
Included in other expense (income)	(1,801)	315	68

	$4,712	$(239)	$1,297

        For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Other operating (income) loss, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Other operating (income) loss, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other (gain) loss, net in the Consolidated Statements of Operations.

        The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Other operating (income) loss, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other (gain) loss, net.

Note 18.  Commitments and Contingencies

Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.1 million, $5.7 million and $4.3 million in fiscal years 2008, 2007 and 2006, respectively. The expenses are generally recognized on a straight-line basis over the life of the lease. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 3, 2009 are presented in the following table (in thousands):

Gross Minimum Rental Payments
2009	$4,200
2010	2,971
2011	1,618
2012	763
2013	724
Thereafter	446

$10,722

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

        At January 3, 2009, the Company had commitments of approximately $42.7 million related to the purchase of raw materials, maintenance and converting services. Additionally, the Company has several major committed capital projects, including the installment of a new spunmelt line at the Company's facility in San Luis Potosi, Mexico. Total remaining payments with respect to major capital expansion projects as of January 3, 2009 totaled approximately $41.0 million, which are expected to be substantially expended through the third quarter of fiscal 2009. On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a notional amount of $33.8 million to manage its U.S. dollar exposure on Euro-based obligations for firm commitments related to a capital expenditure project. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge of an unrecognized firm commitment. In addition, the forward contracts, which mature at varying dates in fiscal 2009, are expected to be completely effective in hedging the specifically-covered unrecognized firm commitment.

        In June 2006, one of the Company's subsidiaries, Fabpro Oriented Polymers, L.L.C. ("Fabpro") entered into an agreement relating to the sale of certain assets for $2.3 million and a supply and marketing rights agreement ("supply agreement") with an unrelated third party. Under the terms of the supply agreement, which has an initial term of 10 years, Fabpro has committed to purchase a minimum level of product (as defined in the supply agreement), representing approximately $7.1 million per year, based on current sales prices, through the year 2012. In the event that Fabpro does not purchase such minimum quantities, Fabpro will be obligated to pay a 12.5% penalty on the value of the committed amounts not purchased, based on sales prices in effect at that time.

Collective Bargaining Agreements

        At January 3, 2009, the Company had approximately 3,168 employees worldwide. Of this total, approximately 39% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 30% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

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

        On July 5, 2007, the Company received a call from the Division of Enforcement of the United States Securities and Exchange Commission (the "SEC") regarding the investigation in fiscal 2006 by the Company's Audit Committee into certain transactions between the Company and an equipment supplier and related matters. In response to various requests from the SEC, the Company has furnished documents to, and met with, the SEC to explain the Audit Committee's process and to otherwise

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respond to any questions. On October 2, 2008, the Company was notified that this investigation was completed as to the Company, and that the Division of Enforcement does not intend to recommend any enforcement action by the SEC.

Note 19. Quarterly Results of Operations (Unaudited)

        Quarterly financial data for the fiscal year ended January 3, 2009 and the fiscal year ended December 29, 2007 is presented below (amounts in thousands, except for per share data). All 2008 and 2007 fiscal quarters were comprised of 13 weeks, except for the fourth quarter of fiscal 2008, which consisted of 14 weeks.

Quarterly data for fiscal 2008:

	Fourth Quarter Ended January 3, 2009	Third Quarter Ended September 27, 2008	Second Quarter Ended June 28, 2008	First Quarter Ended March 29, 2008
Operating data:
Net sales	$279,954	$301,037	$290,873	$273,773
Gross profit	53,049	43,026	45,887	42,906
Net income (loss)	(1,873)	3,422	2,380	1,424
Income (loss) per common share—basic	$(0.10)	$0.18	$0.12	$0.07
Income (loss) per common share—diluted	$(0.10)	$0.18	$0.12	$0.07

        During the fourth quarter of fiscal 2008, results were positively impacted by increases in selling prices and decreases in raw material costs during the quarter; additionally, the Company recorded special charges, net of approximately $15.3 million. See Note 3 "Special Charges, Net" to the Consolidated Financial Statements for additional details related to such special charges, net recognized in fiscal 2008. The Company also recognized $1.5 million received from a customer under a license agreement related to the third-party manufacture of product. Additionally, the Company recognized an income tax benefit of $1.3 million on a pre-tax loss of $8.3 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in the amount of unrecognized tax benefits and changes in tax legislation. See Note 10 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2008 income tax provision.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the fourth quarter of fiscal 2007, the Company recorded special charges, net of approximately $31.5 million. See Note 3 "Special Charges, Net" to the consolidated financial statements for additional details related to such special charges, net recognized in fiscal 2007. The Company also recognized gains on the sale of certain assets of approximately $2.4 million. Additionally, the Company recognized an income tax benefit of $3.5 million on a pre-tax loss of $24.8 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in tax legislation. See Note 10 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2007 income tax provision.

Note 20. Supplemental Cash Flow Information

        Cash payments of interest and taxes consist of the following (in thousands):

	2008	2007	2006
Cash payments of interest, net of amounts capitalized	$31,879	$31,833	$27,546
Cash payments of income taxes, net	4,491	7,676	6,498

        Noncash investing or financing transactions in fiscal 2008 included the surrender of 45,854 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and the 2004 Restricted Plan in the amount of $0.6 million to satisfy employee withholding tax obligations and to satisfy the exercise price for options exercised in fiscal 2008.

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

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of January 3, 2009.

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

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 3009. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of January 3, 2009.

        The Company's independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting in the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.

        We have audited Polymer Group, Inc. (a Delaware corporation) and subsidiaries' internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Polymer Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Polymer Group, Inc. and subsidiaries' internal control over financial reporting based on our audit.

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

        In our opinion, Polymer Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polymer Group, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 3, 2009, and our report dated March 18, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 18, 2009

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

        The following table provides certain information as of January 3, 2009 with respect to our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
—2003 Stock Option Plan	178,622	$6.00	210,437
—2004 Restricted Stock Plan for Directors(1)	—	—	60,259
—2005 Employee Restricted Stock Plan	—	—	167,313
—2008 Long-Term Incentive Plan	—	—	379,053

Total	178,622		817,062

(1)
Under the 2004 Restricted Stock for Directors, and unless otherwise determined by a committee of our Board of Directors not eligible to receive restricted shares under the plan, 50% of a director's annual retainer fee will be payable in shares of our Class A Common Stock. In addition, directors may elect to receive restricted stock in lieu of cash payments for the balance of their fees.

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

(a)   1. Financial Statements

        The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

  •
  Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007.

  •
  Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006.

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the fiscal years ended January 3 2009, December 29, 2007 and December 30, 2006.

  •
  Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006.

  •
  Notes to Consolidated Financial Statements for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006.

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

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated By-Laws of the Company. (2)
4.1	Shareholders Agreement, dated as of March 5, 2003. (3)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004. (4)
10.1	Credit Agreement, dated as of November 22, 2005, among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the "2005 Credit Agreement").
10.2	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (5)
10.3	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (6)
10.4	Guarantee Agreement, dated as of November 22, 2005, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., Citicorp North America, Inc. as Collateral Agent and Administrative Agent. (7)

Exhibit Number	Document Description
10.5	Amendment No. 1 to the 2005 Credit Agreement, dated as of December 8, 2006. (8)
10.6	Executive Employment Agreement, dated as of March 29, 2007, between Polymer Group, Inc. and Veronica M. Hagen. (9)**
10.7	Amendment No. 1, dated as of March 30, 2007, to Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and Willis C. Moore, III. (10)**
10.8	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Willis C. Moore, III and Polymer Group, Inc. (This agreement was terminated by the Separation Agreement entered into on April 8, 2008 between Willis C. Moore, III and Polymer Group, Inc.) (11)*
10.9	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Robert J. Kocourek and Polymer Group, Inc. (This agreement was amended on April 10, 2008 between Robert J. Kocourek and Polymer Group, Inc.) (12)**
10.10	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Michael W. Hale and Polymer Group, Inc. (13)**
10.11	Separation Agreement, dated as of April 8, 2008, between Willis C. Moore, III and Polymer Group, Inc. (14)**
10.12	Amendment No. 1 to Change in Control Severance Compensation Agreement, dated as of April 10, 2008, between Robert J. Kocourek and Polymer Group, Inc. (15)**
10.13	Form of Change in Control Severance Compensation Agreements. (16)**
10.14	Polymer Group, Inc. 2003 Stock Option Plan. (17)**
10.15	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (18)**
10.16	Polymer Group, Inc. 2004 Restricted Stock Plan. (19)**
10.17	Polymer Group, Inc. 2005 Stock Option Plan. (20)**
10.18	Form of Stock Option Agreement for 2003 Plan. (21)**
10.19	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (22)**
10.20	Polymer Group, Inc. 2005 Employee Restricted Stock Plan. (23)**
10.21	Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (24)**
10.22	Form of Restricted Stock Award Agreement. (25)**
10.23	Form of Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan Restricted Stock Agreement (26)**
10.24	Consulting Agreement, dated as of May 8, 2006, between PGI Nonwovens B.V. and Mr. R. Altdorf. (27)
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003.

(2)
Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2008.

(3)
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

(9)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(10)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(11)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(12)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(13)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(14)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(15)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(16)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(17)
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

(20)
Incorporated by reference to Annex III of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(21)
Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(22)
Incorporated by reference to Annex II of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(23)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006.

(24)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2008.

(25)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 30, 2006.

(26)
Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on May 29, 2008.

(27)
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

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		COLUMN C
COLUMN A	COLUMN B					COLUMN D		COLUMN E
		ADDITIONS
						DEDUCTIONS
	Balance at beginning of period	Charged To costs and expenses		Charged to other accounts (Describe)				Balance at end of period
Description						(Describe)
Fiscal Year ended January 3, 2009
Allowance for doubtful accounts	$6,137	2,311	(1)	(181	)(2)	130	(3)	$8,137
Valuation allowance for deferred tax assets	172,695	16,630		3,092	(2)(4)	8,850	(5)	183,567
Plant realignment	5,903	6,388		120		9,739	(6)	2,672
Fiscal Year ended December 29, 2007
Allowance for doubtful accounts	$7,580	74	(7)	(84	)(2)	1,433	(3)	$6,137
Valuation allowance for deferred tax assets	117,427	16,091		39,821	(4)	644	(5)	172,695
Plant realignment	2,044	23,543		233		19,917	(6)	5,903
Fiscal Year ended December 30, 2006
Allowance for doubtful accounts	$9,586	(523	)(8)	35	(2)	1,518	(3)	$7,580
Valuation allowance for deferred tax assets	98,536	8,835		11,754	(4)	1,698	(9)	117,427
Plant realignment	163	7,135		30		5,284	(6)	2,044

(1)
Current year provision.

(2)
Foreign currency translation adjustments.

(3)
Uncollectible accounts written-off.

(4)
Foreign currency translation adjustments and valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(5)
Net reductions due to realizations of deferred tax assets and valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(6)
Cash payments and adjustments.

(7)
Reserve adjustments of $682, net of current year provision of $756.

(8)
Reserve adjustments of $1,232, net of current year provision of $709.

(9)
Net reduction to goodwill.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: March 18, 2009	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2009.

Signature	Title

/s/ VERONICA M. HAGEN Veronica M. Hagen	Chief Executive Officer and Director
/s/ ROBERT J. KOCOUREK Robert J. Kocourek	Chief Financial Officer
/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
Ramon Betolaza	Director
/s/ ELIZABETH ANNE FESSENDEN Elizabeth Anne Fessenden	Director
/s/ KEITH B. HALL Keith B. Hall	Director
/s/ JAMES OVENDEN James Ovenden	Director
/s/ MARK PATTERSON Mark Patterson	Director
/s/ CHARLES E. VOLPE Charles E. Volpe	Director