Form 10-Q
period 2009-04-04
POLYMER GROUP INC
filed 2009-05-14
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was requried to submit and post such files). Yes ☒ No. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        On May 6, 2009 there were 19,753,082 shares of Class A common stock, 87,658 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

  •
  changes to selling prices to customers which are based, by contract, on an underlying raw material index;

  •
  substantial debt levels and potential inability to maintain sufficient liquidity to finance our operations and make necessary capital expenditures;

  •
  inability to meet existing debt covenants;

  •
  achievement of objectives for strategic acquisitions and dispositions;

  •
  inability to achieve successful or timely start-up on new or modified production lines;

  •
  reliance on major customers and suppliers;

  •
  domestic and foreign competition;

  •
  information and technological advances;

  •
  risks related to operations in foreign jurisdictions; and

  •
  changes in environmental laws and regulations.

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$54,271	$45,718
Accounts receivable, net	119,880	134,003
Inventories	109,372	121,906
Deferred income taxes	1,974	1,826
Other current assets	33,235	29,932

Total current assets	318,732	333,385
Property, plant and equipment, net	334,982	347,590
Intangibles and loan acquisition costs, net	7,499	8,156
Deferred income taxes	2,596	580
Other assets	13,787	12,751

Total assets	$677,596	$702,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$11,495	$11,987
Accounts payable and accrued liabilities	113,031	133,820
Income taxes payable	6,220	4,266
Current portion of long-term debt	37,040	9,173

Total current liabilities	167,786	159,246
Long-term debt	350,660	392,505
Deferred income taxes	16,642	14,286
Other noncurrent liabilities	41,660	43,214

Total liabilities	576,748	609,251
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,446,924 and 19,400,455 issued and outstanding at April 4, 2009 and January 3, 2009, respectively	194	194
Class B convertible common stock—87,658 and 93,949 shares issued and outstanding at April 4, 2009 and January 3, 3009, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	193,163	192,796
Retained deficit	(121,533)	(131,089)
Accumulated other comprehensive income	17,961	18,370

Total Polymer Group, Inc. shareholders' equity	89,786	80,272
Noncontrolling interests	11,062	12,939

Total equity	100,848	93,211

Total liabilities and equity	$677,596	$702,462

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Net sales	$227,243	$273,773
Cost of goods sold	174,615	230,867

Gross profit	52,628	42,906
Selling, general and administrative expenses	27,877	30,700
Special charges, net	2,891	1,363
Other operating income, net	(348)	(1,292)

Operating income	22,208	12,135
Other expense (income):
Interest expense, net	7,618	8,707
Gain on reacquisition of debt	(2,431)	—
Foreign currency and other loss, net	2,160	487

Income before income taxes	14,861	2,941
Income tax expense	7,182	1,624

Net income	7,679	1,317
Net loss attributable to noncontrolling interests	1,877	107

Net income attributable to Polymer Group, Inc.	$9,556	$1,424

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic	$0.49	$0.07

Diluted	$0.49	$0.07

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Operating activities:
Net income attributable to Polymer Group, Inc.	$9,556	$1,424
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	1,600	—
Deferred income taxes	1,010	(826)
Depreciation and amortization	12,700	13,133
Gain on reacquisition of debt	(2,431)	—
Noncash compensation	423	1,849
Changes in operating assets and liabilities:
Accounts receivable, net	12,329	(5,161)
Inventories	11,170	5,432
Other current assets	(3,303)	(5,971)
Accounts payable and accrued liabilities	(20,272)	5,909
Other, net	1,208	(494)

Net cash provided by operating activities	23,990	15,295

Investing activities:
Purchases of property, plant and equipment	(3,439)	(12,579)
Proceeds from sale of assets	—	1,000
Acquisition of intangibles and other	(77)	(102)

Net cash used in investing activities	(3,516)	(11,681)

Financing activities:
Proceeds from borrowings	10,762	8,763
Repayment of borrowings	(9,624)	(22,797)
Reacquisition of debt	(12,375)	—

Net cash used in financing activities	(11,237)	(14,034)

Effect of exchange rate changes on cash	(684)	538

Net increase (decrease) in cash and cash equivalents	8,553	(9,882)
Cash and cash equivalents at beginning of period	45,718	31,698

Cash and cash equivalents at end of period	$54,271	$21,816

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

        The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K for the period ended January 3, 2009. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The Consolidated Balance Sheet data included herein as of January 3, 2009 have been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

Reclassification

        Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with the current year presentation.

Revenue Recognition

        Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place named by the customer, depending upon contract terms and when collectability is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition of measurement of severance-related liabilities, current and deferred income tax amounts, share-based compensation and obligations under the Company's pension and retirement benefit plans. Actual results could differ from those estimates. These estimates are reviewed periodically to determine if a change is required.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its credit facility (see Note 7 "Debt") from its existing lenders. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the credit facility and the selling third-party lender will be released from its obligations under the credit facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and includes such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $18.0 million at April 4, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $5.9 million), ($17.1) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.0 million) and $4.8 million of cash flow hedge losses. Accumulated other comprehensive income of $18.4 million at January 3, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $4.5 million of cash flow hedge losses. Comprehensive income for

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

the three months ended April 4, 2009 and the three months ended March 29, 2008 amounted to $7.3 million and $5.4 million, respectively.

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

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2, which was adopted by the Company as of January 4, 2009, defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 11 "Derivative and Other Financial Instruments and Hedging Activities" for the fair value measurement disclosures for these assets and liabilities.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS No. 157, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company intends to adopt FSP FAS 157-4 effective July 4, 2009 and apply its provisions prospectively. The Company is in the process of evaluating the impact FSP FAS 157-4 will have on valuing its financial assets and liabilities.

        On December 30, 2007 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's unaudited interim consolidated financial statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company currently plans to evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. SFAS No. 141(R) eliminates the cost-based purchase method allowed under SFAS No. 141. The Company will apply the provisions of SFAS No. 141(R) to future business combinations. In amending SFAS No. 141(R), the FASB also introduced changes to certain provisions of income tax accounting in SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). For reorganizations under SOP 90-7 undertaken before the adoption period of SFAS No. 141(R), release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. Under SFAS No.160, all entities are required to report noncontrolling (minority) interests in subsidiaries as a component of consolidated equity in the consolidated financial statements. In addition, the Statement requires transactions between an entity and noncontrolling interests that do not result in deconsolidation to be treated as equity transactions and provides new guidance on accounting for deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 applies prospectively from the effective date except for the presentation and disclosure requirements, which must be applied retrospectively.

        The Company adopted SFAS No. 160 on January 4, 2009. Accordingly, the Company has adjusted its comparative consolidated financial statements presented as follows:

  •
  The noncontrolling (minority) interest has been reclassified from the mezzanine section of the consolidated balance sheet to the equity section of the consolidated balance sheet as of January 4, 2009.

  •
  Consolidated net income for comparative periods presented has been adjusted to include the net income or loss attributable to the noncontrolling interest.

  •
  Consolidated comprehensive income has been adjusted for comparative periods presented to include the comprehensive income or loss attributable to the noncontrolling interest.

  •
  The amounts of net income or loss and comprehensive income or loss attributable to the Company and to the noncontrolling interest are presented separately and earnings per share is based on income attributable to the Company's common shareholders.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161") to expand the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

disclosure framework of SFAS No. 133, "Accounting for Derivative Instruments and and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why the Company uses derivative instruments; how the Company accounts for the derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires the Company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. The Company adopted SFAS No. 161 as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements.

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

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt the provisions of FSP 132(R)-1 as of January 2, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's postretirement benefit plans.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The Company intends to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, "Goodwill and Other Intangible Assets". The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP FAS 142-3 as of January 4, 2009. The Company capitalizes costs incurred to renew or extend the term of its intangible assets. In each of the three-month periods ended April 4, 2009 and March 28, 2008, the Company incurred $0.1 million of renewal and extension costs for patents and trademarks related to several of its products. The weighted-average period for amortizing the costs of patents and trademarks is six years. The Company currently expects to be able to continue to maintain

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

these patents and trademarks and thus does not anticipate any significant effect on its expected future cash flows related to those products.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $9.1 million and $8.1 million at April 4, 2009 and January 3, 2009, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 10% and 11% of the Company's sales in the first quarter of fiscal 2009 and 2008, respectively.

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

        During the first quarter of fiscal 2009, approximately $55.2 million of receivables have been sold under the terms of the factoring agreements, compared to approximately $56.9 million during the first quarter of fiscal 2008. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140. The amount due from the factoring companies, net of advances received from the factoring companies, was $3.8 million and $6.1 million at April 4, 2009 and January 3, 2009, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

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

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Asset impairment charges	$1,600	$—
Restructuring and plant realignment costs	1,284	1,352
Other costs	7	11

	$2,891	$1,363

Asset impairment charges

        During the first quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $1.6 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell.

        The following table shows assets held for sale as of April 4, 2009 that are measured at fair value on a non-recurring basis:

	Period Ended April 4, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Gains (Losses)
Assets held for sale	$4,065	—	$4,065	—	$(1,600)

        In accordance with the provisions of SFAS No. 144, assets held for sale with a carrying amount of $5.7 million were written down to their fair value of $4.1 million (net of costs to sell of $0.3 million) resulting in a loss of $1.6 million. This amount was included in Special Charges, net in the Consolidated Statement of Operations. The loss reflects a decrease in the sales price at which certain property held for sale is currently being marketed based on local market conditions.

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the three month period ended April 4, 2009 (in thousands):

Balance accrued at beginning of year	$2,672
2009 restructuring and plant realignment costs	1,284
Cash payments	(2,250)
Adjustments	24

Balance accrued at end of period	$1,730

        The restructuring and plant realignment costs in the first quarter of fiscal 2009 are comprised of: (i) $0.6 million of severance and other shut-down costs in Europe, including costs associated with the previously announced closure of the Neunkirchen, Germany facility; (ii) $0.6 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first quarter of fiscal 2008 are comprised of $1.6 million of equipment relocation and other shut-down costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, and $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Finished goods	$57,876	$61,637
Work in process	15,344	17,197
Raw materials and supplies	36,152	43,072

	$109,372	$121,906

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $11.4 million and $13.4 million at April 4, 2009 and January 3, 2009, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Cost:
Proprietary technology	$2,742	$2,667
Loan acquisition costs	8,828	9,205
Other	2,882	2,910

	14,452	14,782
Less accumulated amortization	(6,953)	(6,626)

	$7,499	$8,156

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$222	$210
Loan acquisition costs included in interest expense, net	335	345

Total amortization expense	$557	$555

        Intangibles are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $19.6 million and $20.7 million as of April 4, 2009 and January 3, 2009, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	April 4, 2009	January 3, 2009
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—average interest at 3.25% and 3.72% as of April 4, 2009 and January 3, 2009, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$350,217	$366,200
Argentine Facility:
Argentine Peso Loan—interest at 14.50% as of April 4, 2009 and January 3, 2009, denominated in Argentine pesos due in 29 remaining quarterly payments of approximately $0.2 million beginning in February 2010	6,489	7,170
Argentine Peso Loan for working capital—interest at 14.50% as of April 4, 2009 and January 3, 2009, denominated in Argentine pesos due in 15 remaining quarterly payments of approximately $0.1 million beginning in January 2010	1,946	2,218
United States Dollar Loan—interest at 5.72% as of April 4, 2009 and January 3, 2009, denominated in U.S. dollars due in 30 remaining quarterly payments of approximately $0.9 million beginning in March 2010	25,880	25,880
Mexico Term Loan—interest at 8.84% as of April 4, 2009; denominated in U.S. dollars due in 22 quarterly payments scheduled to begin in October 2009	3,000	—
Other	168	210

	387,700	401,678
Less: Current maturities	(37,040)	(9,173)

	$350,660	$392,505

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $45.0 million secured revolving credit facility and a $410.0 million first-lien term loan at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of April 4, 2009, with decreases over time, with the next change occurring April 3, 2010, at which time the leverage ratio requirement will be 3.00:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at April 4, 2009 was that it not be less than 3.00:1.00, with increases over time, with the next change occurring April 3, 2010, at which time the requirement will be 3.25:1.00. The Company was in compliance with the debt covenants under the Credit Facility at April 4, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results; however, the Company currently estimates that the excess cash flow requirement with respect to fiscal 2009, which would be payable in March 2010, will be approximately $30.0 million and has classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of April 4, 2009. The Company may, at its discretion and based on projected operating cash flows, the current market value of its term loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program. No additional amounts were required to be paid under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008.

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility from its existing lenders. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the three months ended April 4, 2009, the Company reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

        The interest rate applicable to borrowings under the Credit Facility is based on either three-month or one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate for its borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio. There were no borrowings under the revolving credit facility as of April 4, 2009 or January 3, 2009. As of April 4, 2009, capacity under the revolving credit facility has been reserved for outstanding letters of credit in the amount of $2.8 million, as described below. There were no daily borrowings under the revolving credit facility for the period from January 4, 2009 to April 4, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities." Additionally, in February 2009, the Company entered into another cash flow hedge agreement, which is effective June 30, 2009 and matures on June 30, 2011, and will effectively convert $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of April 4, 2009, the Company has effectively reserved capacity under the revolving credit facility in the amount of $2.8 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at April 4, 2009. As of April 4, 2009, the Company also had other outstanding letters of credit in the amount of $3.0 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at April 4, 2009.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. Total outstanding indebtedness under these short-term borrowing facilities was $11.5 million and $12.0 million at April 4, 2009 and January 3, 2009, respectively. These facilities mature at various dates through September 2009. As of April 4, 2009, the average interest rate of these borrowings was 8.29%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan, and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of April 4, 2009, the outstanding indebtedness was approximately $34.3 million, consisting of $8.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. As of January 3, 2009, the outstanding indebtedness was approximately

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

$35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $4.9 million as of April 4, 2009. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.9 million in March 2013, approximately $6.5 million in August 2016 and the balance of $25.9 million maturing in December 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer all scheduled maturities under the facility for a period of twelve months; accordingly, the Company has classified previously scheduled current maturities, in the amount of approximately $3.6 million, as long-term debt in its Consolidated Balance Sheet as of April 4, 2009 consistent with the provisions of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced".

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on one-month LIBOR plus 780 basis points. A series of 22 principal payments are scheduled to commence October 1, 2009 once the new line becomes operational, which is estimated to occur during the second quarter of fiscal 2009; interest payments will commence on July 1, 2009. As of April 4, 2009, outstanding indebtedness under the Mexico Credit Facility was approximately $3.0 million. In April 2009, the Company's subsidiary in Mexico borrowed the balance of the funds, or $11.5 million, available under the Mexico Credit Facility.

Note 8. Income Taxes

        During the three months ended April 4, 2009, the Company recognized income tax expense of $7.2 million on consolidated income before income taxes of $14.9 million. During the three months ended March 29, 2008, the Company recognized income tax expense of $1.6 million on consolidated income before income taxes of $2.9 million. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 ("FIN 48"), FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        At implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 and 2008 by $4.6 million and $2.2 million, respectively.

        During the three months ended April 4, 2009, the Company increased the liability for unrecognized tax benefits by $0.9 million, which included interest and penalties of $0.5 million. During the three months ended March 29, 2008, the Company increased the liability for unrecognized tax benefits by $0.4 million, which included interest and penalties of $0.3 million.

        The total unrecognized tax benefits of $17.4 million as of April 4, 2009 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits at April 4, 2009 was $3.8 million related to tax

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of foreign taxes and the lapse of statutes of limitations.

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

        As of April 4, 2009, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2008. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $1.3 million and $2.3 million at April 4, 2009 and January 3, 2009, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 9. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

        Components of net periodic benefit costs for the three months ended April 4, 2009 and March 29, 2008 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Current service costs	$503	$624	$8	$9
Interest costs on projected benefit obligation and other	1,602	1,670	70	85
Return on plan assets	(1,490)	(1,861)	—	—
Amortization of transition obligation and other	121	(23)	(80)	(97)

Periodic benefit cost, net	$736	$410	$(2)	$(3)

        As of April 4, 2009, the Company had contributed $3.3 million to its pension and postretirement benefit plans for the 2009 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007 (the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The Company presently anticipates contributing an additional $2.3 million to fund its plans in 2009, for a total of $5.6 million.

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of April 4, 2009 and January 3, 2009, the Company had awarded grants of non-qualified stock options to purchase 176,622 shares and 178,622 shares of the Company's Class A Common Stock, respectively. In addition, 164,372 stock options expired without exercise during fiscal 2008. Accordingly, at April 4, 2009, there remain 212,437 stock options not awarded pursuant to the 2003 Option Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of April 4, 2009, with respect to the 176,622 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 9,165 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of April 4, 2009. Accordingly, pursuant to the provisions of SFAS No. 123(R), 167,457 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of April 4, 2009. During the first three months of fiscal 2009, 18,055 options were forfeited as the performance targets for fiscal 2008 were not achieved. Of such options forfeited, 16,055 are subject to 2009 performance targets and are considered re-granted options in fiscal 2009 in accordance with SFAS No 123(R). During the first three months of fiscal 2008, the Compensation Committee approved vesting of previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan. The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. On March 12, 2008, the Compensation Committee, in exercise of its discretion, granted 58 participants vesting credit equal to 100% of target representing 46,603 additional awards with a fair value at the grant date of $0.3 million. As a result, the Company recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

$0.6 million for the three months ended March 29, 2008 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Such costs for the three months ended April 4, 2009 were immaterial.

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of April 4, 2009 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	128,183	39,275
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	—	—
For nonvested options:
Compensation cost not yet recognized (in 000s)		$300
Weighted average period of recognition (years)		1.0

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

Restricted Stock Plans

  2004 Restricted Stock Plan for Directors

        The Company's shareholders and Board of Directors approved the 2004 Polymer Group, Inc. Restricted Stock Plan for Directors (the "2004 Restricted Plan"), which expires in 2014, for the issuance of restricted shares of the Company's Class A Common Stock to directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company's Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan. In March 2009, the Company's Board of Directors approved an increase the number of shares reserved for issuance under the 2004 Restricted Plan from 200,000 shares to 300,000 shares. The increase is subject to approval by the shareholders at the Annual Meeting of Shareholders scheduled for May 22, 2009.

        In the first three months of fiscal 2009 and fiscal 2008, the Company awarded 46,810 and 4,640 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million for each of the periods noted above and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million for the first quarter of fiscal 2009 and the first quarter of fiscal 2008 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Compensation cost not yet recognized for such nonvested restricted shares issued under

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

the terms of the Executive Employment Agreement was approximately $0.7 million as of April 4, 2009, and the weighted average period of recognition for such compensation was 1.1 years as of April 4, 2009.

        As of April 4, 2009, there remain 13,449 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

  2005 Employee Restricted Stock Plan

        The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. The Compensation Committee may, from time to time, award up to 384,000 shares of restricted stock under the 2005 Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. The award of shares of restricted stock by the Compensation Committee in excess of the 384,000 shares will also require the approval of the Board of Directors of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006 and March 12, 2008, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control, as defined in the 2005 Stock Plan, or other events. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control, as defined therein, and the completion of a minimum service period.

        During the first quarter of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with SFAS No. 123(R). In addition, 6,143 shares were surrendered during the first quarter of fiscal 2009 by employees to satisfy withholding requirements and 32,747 shares were forfeited. During the first quarter of fiscal 2008, 50,298 restricted shares were awarded to certain employees of the Company. In addition, 8,536 shares were surrendered during the first quarter of fiscal 2008 by employees to satisfy withholding requirements and 525 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.2 million and $1.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of April 4, 2009, awards of 348,034 shares of the Company's Class A Common Stock were outstanding and 133,966 shares were not awarded under the 2005 Stock Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of April 4, 2009, of the 348,034 shares awarded and outstanding under the 2005 Stock Plan, 31,459 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of April 4, 2009. Accordingly, pursuant to the provisions of SFAS 123(R), 316,575 restricted shares are considered granted under the 2005 Stock Plan as of April 4, 2009. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.4 million as of April 4, 2009, and the weighted average period of recognition for such compensation was 1.2 years as of April 4, 2009.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

  2008 Long-Term Stock Incentive Plan

        The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, reserves for issuance 425,000 shares of the Company's Class A Common Stock to employees of the Company. In March 2009, the Company's Board of Directors approved an increase in the number of shares reserved for issuance under the 2008 LTI Stock Plan from 425,000 shares to 1,075,000 shares. The increase is subject to approval by the shareholders at the Annual Meeting of Shareholders scheduled for May 22, 2009. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control, as defined therein, or other events.

        During fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. As of January 3, 2009, awards of 45,947 service-based restricted shares of the Company's Class A Common Stock and 138,022 restricted stock units were outstanding and unvested. As to the restricted stock units, 122,512 awards would vest based on the achievement of 2008 performance targets and the completion of requisite service periods. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.1 million for the first three months of fiscal 2009 and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. There were no compensation costs related to the 2008 LTI Stock Plan in the first quarter of fiscal 2008. During the first quarter of fiscal 2009, 122,512 performance-based restricted stock units were forfeited since the performance criteria was not satisfied and the awards contained no carryforward provisions. As of April 4, 2009, awards of 45,947 shares of the Company's Class A Common Stock and 15,510 restricted stock units were outstanding and unvested, and 363,543 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $0.7 million as of April 4, 2009, and the weighted average period of recognition for such compensation was 0.7 years as of April 4, 2009.

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

        On February 12, 2009, the Company entered into a pay-fixed, receive-variable interest rate swap, which will effectively convert the variable LIBOR-based interest payments associated with $240.0 million of the Company's first-lien term loan to fixed amounts at a LIBOR rate of 1.96%. The notional amount of this contract, which becomes effective on June 30, 2009 and expires on June 30, 2011, is $240.0 million.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in fair value of the swap recorded to Accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the interest rate swap that expires on June 29, 2009, based on indicative price information obtained via a third-party valuation, was an obligation of $2.2 million and $4.5 million as of April 4, 2009 and January 3, 2009, respectively. The fair value of the interest rate swap that expires on June 30, 2011, based on indicative price information obtained via a third-party valuation, was an obligation of $2.6 million as of April 4, 2009. Those amounts are included in Other noncurrent liabilities in the Consolidated Balance Sheets.

        The interest rate swap is valued on a recurring basis at fair value, as described above (Level 2 input, as defined by SFAS No. 157). The unrealized loss in the interest rate swap's fair value of $0.3 million during the first quarter of fiscal 2009 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of April 4, 2009.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations were increases of $2.2 million and $0.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

        On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of April 4, 2009 and January 3, 2009, the Company recorded $2.5 million and $1.4 million for the change in the fair value of the foreign exchange forward contracts in Accounts payable and accrued liabilities and the $2.5 million and $1.4 million change for the fair value of the firm commitment in Other Assets, respectively.

        The following table shows assets and liabilities as of April 4, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$2,470	—
Derivative liabilities	—	(7,240)	—

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

        Tabular information with respect to derivatives as of April 4, 2009 and January 3, 2009 are as follows:

	April 4, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133 Interest rate contracts		$—	Other Noncurrent Liabilities	$4,770
Foreign exchange contracts	Other Assets	2,470	Accounts Payable and Accrued Liabilities	2,470
Total derivatives designated as hedging instruments under SFAS No. 133		$2,470		$7,240

Derivatives not designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—
	January 3, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133 Interest rate contracts		$—	Other Noncurrent Liabilities	$4,458
Foreign exchange contracts	Other Assets	1,388	Accounts payable and Accrued Liabilities	1,388
Total derivatives designated as hedging instruments under SFAS No. 133		$1,388		$5,846

Derivatives not designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	$2,507	$4,223	$2,194	$176
Derivatives not designated as hedging instruments under SFAS No. 133	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated OCI into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the quarter ended April 4, 2009 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Basic	$9,556	19,386.5	$0.49
Potential shares exercisable under share-based plans		4.4
Less: shares which could be repurchased under treasury stock method		(2.7)

Diluted	$9,556	19,388.2	$0.49

        Under the treasury stock method, shares represented by the exercise of 167,457 options, and 50,495 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

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

        As of April 4, 2009, the Company's authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

        All classes of the common stock have the same voting rights. In accordance with the Amended and Restated Certificate of Incorporation, all shares of Class B, C, D and E Common Stock may be converted into an equal number of shares of Class A Common Stock. The shares of preferred stock may be issued

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights, maturity dates and the like) as determined by the Board of Directors.

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

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the three months ended April 4, 2009 is as follows:

			Polymer Group, Inc. Shareholders
	Total	Comprehensive Income	Retained Deficit	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 3, 2009	$93,211		($131,089)	$18,370	$195	192,796	$12,939
Compensation recognized on share-based awards	423					423
Surrender of shares to satisfy withholding tax obligations	(56)					(56)
Comprehensive income:
Net income	7,679	$7,679	9,556				(1,877)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	(312)	(312)		(312)
Employee benefit plans	484	484		484
Currency translation adjustments	(581)	(581)		(581)

Other comprehensive income (loss)	(409)	(409)

Comprehensive income	7,270	$7,270

Balance, April 4, 2009	$100,848		($121,533)	$17,961	$195	$193,163	$11,062

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 13. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The Company recorded charges in the Consolidated Statements of Operations during the three months ended April 4, 2009 and the three months ended March 29, 2008 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales
Nonwovens	$191,628	$231,614
Oriented Polymers	35,615	42,159

	$227,243	$273,773

Operating income
Nonwovens	$27,945	$19,402
Oriented Polymers	3,504	884
Unallocated Corporate	(6,350)	(6,788)
Eliminations	—	—

	25,099	13,498
Special charges, net	(2,891)	(1,363)

	$22,208	$12,135

Depreciation and amortization expense included in operating income
Nonwovens	$11,302	$11,204
Oriented Polymers	873	1,387
Unallocated Corporate	190	197

Depreciation and amortization expense included in operating income	12,365	12,788
Amortization of loan acquisition costs	335	345

	$12,700	$13,133

Capital spending
Nonwovens	$3,338	$12,269
Oriented Polymers	56	92
Corporate	45	218

	$3,439	$12,579

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	April 4, 2009	January 3, 2009
Division assets
Nonwovens	$681,274	$717,814
Oriented Polymers	71,420	70,954
Corporate	8,561	1,619
Eliminations	(83,659)	(87,925)

	$677,596	$702,462

        Geographic Data:

        Geographic data for the Company's operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales
United States	$93,447	$110,849
Canada	17,941	25,158
Europe	38,687	51,753
Asia	24,204	28,045
Latin America	52,964	57,968

	$227,243	$273,773

Operating income (loss)
United States	$8,305	$(809)
Canada	1,481	685
Europe	847	2,805
Asia	5,815	3,405
Latin America	8,651	7,412

	25,099	13,498
Special charges, net	(2,891)	(1,363)

	$22,208	$12,135

Depreciation and amortization expense included in operating income
United States	$4,195	$4,475
Canada	375	852
Europe	1,822	1,980
Asia	2,333	2,128
Latin America	3,640	3,353

Depreciation and amortization expense included in operating income	12,365	12,788
Amortization of loan acquisition costs	335	345

	$12,700	$13,133

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

	April 4, 2009	January 3, 2009
Property, plant and equipment, net
United States	$110,719	$114,707
Canada	5,110	5,558
Europe	34,451	37,354
Asia	60,657	62,826
Latin America	124,045	127,145

	$334,982	347,590

Note 14. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Included in operating income	$36	$(1,292)
Included in other expense (income)	2,031	301

	$2,067	$(991)

        For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Other operating income, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Other operating income, net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are reflected in Foreign currency and other loss, net in the Consolidated Statements of Operations.

        The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Other operating income, net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other loss, net.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

        At January 3, 2009, the Company had several major committed capital projects, including the installment of a new spunmelt line at the Company's facility in San Luis Potosi, Mexico. Total remaining payments with respect to major capital expansion projects as of April 4, 2009 totaled approximately $36.7 million, which are expected to be substantially expended through the third quarter of fiscal 2009. On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a notional amount of $33.8 million to manage its U.S. dollar exposure on Euro-based obligations for firm commitments related to a capital expenditure project. In accordance with SFAS No. 133, the Company designated the forward contracts as a fair value hedge of an unrecognized firm commitment. In addition, the forward contracts, which mature at varying dates in fiscal 2009, are expected to be completely effective in hedging the specifically-covered unrecognized firm commitment.

Note 16. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first three months of fiscal 2009 included the surrender of 6,143 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.1 million to satisfy employee withholding tax obligations.

        Noncash investing or financing activities in the first three months of fiscal 2008 included the surrender of 8,536 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.2 million to satisfy employee withholding tax obligations. Also, the Company recorded $2.4 million of property, plant and equipment additions, for which payment had not been made as of March 29, 2008.

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

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market is in excess of $20.0 billion in annual sales. Historically, the global market has been expected to grow at a five-year compound annual growth rate (CAGR) of 6.0 to 8.0%. The recent decline in macro-economic conditions have negatively impacted certain market segments, specifically durable products used in industrial applications. The recent severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market, specifically in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. However, the overall growth rate expectation is lower than prior year indications. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

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

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. These include concrete fiber, housewrap, lumberwrap, fiberglass packaging tubes, balewrap, steel wrap, coated bags for specialty chemicals and mineral fibers, performance fabrics for firemen turnout gear and other performance fabrics. Our woven slit film component of the business primarily competes in niche markets, delivering more complex products versus supplying uncoated markets such as carpet backing fabric, geotextiles and bags. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications encompass structural concrete reinforcement fiber, as well as high-strength protective coverings, printed billboard material and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We maintain leading market positions in this segment, as evidenced by our #2 position in North America in concrete fiber and flame-retardant performance fabrics. We are focusing efforts on diversifying away from large volume, commodity products within this division through continued product innovation.

        In 2008 and early 2009, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and spending, adverse business conditions and liquidity concerns. We continue to see softness in the durable goods applications in the industrial markets and expect those trends to continue; however, our overall business model is one that is relatively defensive in that approximately two-thirds of our sales are generated from disposable products that are not as impacted by macro market swings.

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

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first quarter of fiscal 2009, we have experienced a moderate increase in the cost of polypropylene resin. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we conduct business would be able to fulfill our requirements. However, the loss of certain of our suppliers could, in the short-term, adversely affect our business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. We have not experienced any significant disruptions in supply as a result of shortages in raw materials.

Recent Expansion Initiatives

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

        We have also commenced construction of the previously announced installation of a state-of-the-art spunmelt line in San Luis Potosi, Mexico to serve medical and hygiene customers in the U.S. and Mexico, which is expected to commence commercial production during the second quarter of fiscal 2009.

Plant Consolidation and Re-alignment

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. We announced an additional plant closing in the U.S. in May of 2008, which ceased production in the third quarter of fiscal 2008. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes. During January 2009, we announced the decision to exit our automotive business as our industrial business has been negatively impacted as a result of the current economic downturn.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to our 2008 Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

        As described above in "Raw Materials" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," we may be significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the three months ended April 4, 2009, we generated an overall gross margin of approximately 23%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through mid-fiscal 2008. There are many contributors to the improvement in gross margin, with the increase primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009. During the first quarter of fiscal 2009, there has been a moderate increase in the cost of polypropylene resin; additionally, we expect to see reductions in contracted selling prices in the second quarter of fiscal 2009 due to the quarterly lag effect of the recent decline in average raw material costs for the March quarter of fiscal 2009 versus the December quarter of fiscal 2008. Due to these factors, we expect to experience a decline in gross margin during the second quarter of fiscal 2009 versus the gross margin generated for the first quarter of fiscal 2009. As a result, we do not consider the results generated for the first quarter of fiscal 2009 to be indicative of financial performance expected for the remainder of the 2009 fiscal year.

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three months ended April 4, 2009 in comparison to such items for the three months ended March 29, 2008 and in comparison with the 2007 and 2008 fiscal years:

	Fiscal Year Ended		Three Months Ended
	2008	2007	April 4, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	55.6	54.1	45.1	55.9
Labor	7.3	7.7	8.4	7.5
Overhead	21.0	22.3	23.3	20.9

	83.9	84.1	76.8	84.3

Gross profit	16.1	15.9	23.2	15.7
Selling, general and administrative expenses	10.7	10.2	12.3	11.2
Special charges, net	1.8	5.8	1.3	0.5
Other operating (income) loss, net	0.4	—	(0.2)	(0.4)

Operating income (loss)	3.2	(0.1)	9.8	4.4
Other expense (income):
Interest expense, net	2.9	3.0	3.4	3.2
Gain on reacquisition of debt	—	—	(1.1)	—
Foreign currency and other (gain) loss, net	(0.1)	(0.2)	0.9	0.1

Income (loss) before income taxes	0.4	(2.9)	6.6	1.1
Income tax expense	0.5	0.8	3.2	0.6

Net income (loss)	(0.1)	(3.7)	3.4	0.5
Net income (loss) attributable to noncontrolling interests	(0.6)	0.2	(0.8)	0.0

Net income (loss) attributable to Polymer Group, Inc.	0.5%	(3.9)%	4.2%	0.5%

Comparison of Three Months Ended April 4, 2009 and March 29, 2008

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 13 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended April 4, 2009, the three months March 29, 2008 and the corresponding change (in millions):

	Three months ended
	April 4, 2009	March 29, 2008	Change
Net sales
Nonwovens	$191.6	$231.6	$(40.0)
Oriented Polymers	35.6	42.2	(6.6)

	$227.2	$273.8	$(46.6)

Operating income (loss)
Nonwovens	$27.9	$19.4	$8.5
Oriented Polymers	3.5	0.9	2.6
Unallocated Corporate, net of eliminations	(6.3)	(6.8)	0.5

	25.1	13.5	11.6
Special charges, net	(2.9)	(1.4)	(1.5)

	$22.2	$12.1	$10.1

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $227.2 million for the three months ended April 4, 2009, a decrease of $46.6 million, or 17.0%, from the comparable period of fiscal 2008 net sales of $273.8 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 17.3%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 15.6% from 2008 results. A reconciliation of the change in net sales between the three months ended April 4, 2009 and the three months ended March 29, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended March 29, 2008	$231.6	$42.2	$273.8
Change in sales due to:
Volume	(18.4)	(8.6)	(27.0)
Price/mix	(11.9)	3.3	(8.6)
Foreign currency translation	(9.7)	(1.3)	(11.0)

Net sales—three months ended April 4, 2009	$191.6	$35.6	$227.2

        The net volume decline of $18.4 million in Nonwovens sales includes declines in all regions, but predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were primarily due to the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S and European regions. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes and recessionary impacts.

        Sales in the Nonwovens segment were also negatively impacted by lower price/mix primarily due to price decreases resulting from the pass-through of lower raw material costs. As raw material costs have decreased, we have reduced selling prices to our customers where required by contract terms, and where appropriate based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price. Price/mix has improved in the Oriented Polymers' segment primarily as a result of higher selling prices obtained in the agricultural and packaging businesses.

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $11.0 million due to the unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for the three months ended April 4, 2009 improved to 23.2% from 15.7% in the first quarter of fiscal 2008, primarily driven by lower raw material costs (which were partially offset by lower selling prices required by contract terms, and where appropriate based on market conditions), lower volumes and higher manufacturing costs during fiscal 2009. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.9% in 2008 to 45.1% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from the three month period of fiscal 2008 to the comparable period of 2009. As a percentage of sales, labor increased from

7.5% to 8.4%, or 0.9%, and overhead increased from 20.9% to 23.3%, or 2.4%. All of the above percentages were also impacted by lower raw material costs and the related reductions in selling prices.

Operating income

        A reconciliation of the change in operating income (loss) between the three months ended March 29, 2008 and the three months ended April 4, 2009 is presented in the following table (in millions):

Operating income—three months ended March 29, 2008	$12.1
Change in operating income due to:
Price/mix	(9.4)
Lower raw material costs	35.5
Volume	(9.2)
Higher manufacturing costs	(5.8)
Foreign currency	(1.0)
Lower depreciation and amortization expense	0.4
Lower special charges, net	(1.5)
Decreased share-based compensation costs	1.4
All other	(0.3)

Operating income—three months ended April 4, 2009	$22.2

        Consolidated operating income was $22.2 million in the three months ended April 4, 2009 as compared to $12.1 million of income in the comparative period in 2008. The cost of certain raw materials, especially polypropylene resin, decreased dramatically in the fourth quarter of fiscal 2008 and had a $35.5 million positive impact on operating income for the first quarter of fiscal 2009, which was partially offset by sales price/mix of $9.4 million primarily resulting from price decreases related to the pass-through of lower raw material costs. Operating income was also negatively impacted by lower sales volumes, higher manufacturing costs in certain locations, higher special charges, and unfavorable foreign currency movement.

        Selling, general and administrative expenses decreased $2.8 million, from $30.7 million in 2008 to $27.9 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar and lower incentive compensation cost. On a regional basis, we incurred increases in certain locations which were effectively offset by decreases in other locations. Selling, general and administrative costs as a percent of net sales increased from 11.2% in the first quarter of fiscal 2008 to 12.3% for the same period of fiscal 2009.

Interest and Other Expense

        Net interest expense decreased $1.1 million, from $8.7 million during the three months ended March 29, 2008 to $7.6 million during the three months ended April 4, 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates, partially offset by higher interest costs related to subsidiary debt obligations.

        During fiscal 2007, we entered into a new cash flow hedge agreement, effective May 8, 2007 and maturing on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into another cash flow hedge agreement, which is effective June 30, 2009 and matures on June 30, 2011, and will effectively convert $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        During the three months ended April 4, 2009, we reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss, net increased by $1.7 million, from $0.5 million in the first quarter of fiscal 2008 to $2.2 million in the first quarter of fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During the three months ended April 4, 2009, the Company recognized income tax expense of $7.2 million on consolidated income before income taxes of $14.9 million. During the three months ended March 29, 2008, the Company recognized income tax expense of $1.6 million on consolidated income before income taxes of $2.9 million. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties under FIN 48 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Net Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. These interests include a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China).

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $9.6 million, or $0.49 per share, for the three months ended April 4, 2009 compared to $1.4 million, or $.07 per share, for the three months ended March 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a revolving credit facility of $45.0 million and a first-lien term loan of $410.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 4, 2009, we were in compliance with all such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of April 4, 2009, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.8 million. As of April 4, 2009, we also had other outstanding letters of credit in the amount of $3.0 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at April 4, 2009.

	April 4, 2009	January 3, 2009
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$54.3	$45.7
Working capital	150.9	174.1
Total assets	677.6	702.5
Total debt	399.2	413.7
Total equity	100.8	93.2

	Three Months Ended
	April 4, 2009	March 29, 2008
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$24.0	$15.3
Net cash used in investing activities	(3.5)	(11.7)
Net cash used in financing activities	(11.2)	(14.0)

Operating Activities

        Net cash provided by operating activities was $24.0 million during the first three months of fiscal 2009, a $8.7 million increase from the $15.3 million provided by operating activities during the first three months of fiscal 2008.

        We had working capital of approximately $150.9 million at April 4, 2009 compared with $174.1 million at January 3, 2009. Accounts receivable at April 4, 2009 was $119.9 million as compared to $134.0 million on January 3, 2009, a decrease of $14.1 million. The net decrease in accounts receivable during the first quarter is primarily attributable to (i) the effects of currency movements, (ii) lower unit selling prices resulting from the pass-through of raw material decreases and (iii) increased reserves for potentially uncollectible accounts, partially offset by an increase in the days sales outstanding. Although accounts receivable represented approximately 48 days of sales outstanding at April 4, 2009 as compared to 44 days of sales outstanding at January 3, 2009, we believe that our increased reserves adequately protect us against foreseeable increased collection risk.

        Inventories at April 4, 2009 were $109.4 million, a decrease of $12.5 million from inventories at January 3, 2009 of $121.9 million, with component decreases in finished goods, work-in-process and raw materials of $3.7 million, $1.9 million and $6.9 million, respectively. The net decrease in inventory during the first quarter is primarily attributable to (i) the effects of currency movements, (ii) lower unit costs related to inventory at the end of the first quarter of fiscal 2009 compared to year-end 2008 costs, and (iii) lower quantities of goods on hand at April 4, 2009, partially offset by a reduction in inventory reserves of approximately $2.0 million during the March quarter of fiscal 2009. We had inventory representing approximately 57 days of cost of sales on hand at April 4, 2009 compared to 50 days of cost of sales on hand at January 3, 2009.

        Accounts payable and accrued liabilities at April 4, 2009 were $113.0 million as compared to $133.8 million at January 3, 2009, a decrease of $20.8 million. Accounts payable and accrued liabilities represented approximately 59 days of cost of sales outstanding at April 4, 2009 compared to 55 days of cost of sales outstanding at January 3, 2009. The net decrease in accounts payable and accrued liabilities from January 3, 2009 to April 4, 2009 included the effects of currency movements, more timely payment of trade payables in Latin America, and lower raw material unit costs. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first quarter of fiscal 2009 are comprised of: (i) $0.6 million of severance and other shut-down costs in Europe, including costs associated with the previously announced closure of the Neunkirchen, Germany facility; (ii) $0.6 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada. The restructuring and plant realignment costs in the first quarter of fiscal 2008 are comprised of $1.6 million of equipment relocation and other shut-down costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, net of $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

        We expect to make future cash payments of approximately $3.0 million to $5.0 million associated with approved restructuring initiatives, of which $1.7 million has been accrued as of April 4, 2009.

Investing and Financing Activities

        Net cash used for investing activities amounted to $3.5 million and $11.7 million in the first three months of fiscal 2009 and fiscal 2008, respectively. Capital expenditures during the first quarter of 2009 totaled $3.4 million, a decrease of $9.2 million from capital spending of $12.6 million in the same period in 2008. A significant portion of the capital expenditures in 2009 related to the construction of a new spunmelt line at our facility near San Luis Potosi, Mexico. Also, investing activities during 2008 included proceeds from the sale of assets of $1.0 million. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        Net cash used in financing activities amounted to $11.2 million in the first three months of fiscal 2009, compared to $14.0 million of net cash used in financing activities in the first three months of fiscal 2008. In the first quarter of 2009, we borrowed, on a net basis, $1.1 million of debt whereas we repaid, on a net basis, $14.0 million of debt during the first quarter of 2008. Additionally, in the first quarter of 2009, we used $12.4 million to repurchase $15.0 million of our first-lien term loan.

Dividends

        Our Board of Directors has never declared a dividend on our common stock.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary

        As discussed more fully in Note 7 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a $45.0 million secured revolving credit facility maturing in 2010 and a $410.0 million first-lien term loan at the original borrowing date, which matures in 2012.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that we maintain a leverage ratio of not more than 3.50:1.00 as of April 4, 2009, with decreases over time, with the next change occurring April 3, 2010, at which time the leverage ratio requirement will be 3.00:1.00, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at April 4, 2009 was that it not be less than 3.00:1.00, with increases over time, with the next change occurring April 3, 2010, at which time the requirement will be 3.25:1.00. We were in compliance with the debt covenants under the Credit Facility at April 4, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact its coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce the outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amounts of excess cash flows for future periods are based on year-end results; however, we currently estimate that the excess cash flow payment with respect to fiscal 2009, which would be payable in March 2010, will be approximately $30.0 million and have classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of April 4, 2009 included in Item 1 of Part I to this Quarterly Report on Form 10-Q. We may, in our discretion and based on projected operating cash flows, the current market value of the term loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments and/or in conjunction with our debt repurchase program. No additional amounts were required to be made under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008.

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our first-lien term loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of our term loan as allowed under the provisions of the Credit Facility. In March 2009 we purchased, through a subsidiary, $15.0 million of our first-lien term loan.

        The interest rate applicable to borrowings under the Credit Facility is based on either three-month or one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an Alternate Base Rate for our borrowings under the revolving credit facility based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio. There were no borrowings under the revolving credit facility as of April 4, 2009 or January 3, 2009. As of April 4, 2009, capacity under the revolving credit facility has been reserved for outstanding letters of credit in the amount of $2.8 million, as described below. There were no daily borrowings under the revolving credit facility for the period from January 4, 2009 to April 4, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        In accordance with the terms of the Credit Facility, we maintained our position in a cash flow hedge agreement originally entered into in February 2007. This cash flow hedge agreement effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. The cash flow hedge agreement terminates on June 29, 2009 and is described more fully in Note 11 "Derivatives and Other Financial Instruments and Hedging Activities" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. Additionally, in February 2009, we entered into another cash flow hedge agreement, which is effective June 29, 2009, matures June 29, 2011 and will effectively convert $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt line in Argentina and our ongoing installation of our new spunmelt line in Mexico. As of April 4, 2009, this debt is comprised of long-term facilities of $37.3 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2013 through 2017. Current maturities of this debt amount to approximately $2.8 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $11.5 million at April 4, 2009, which facilities mature at various dates through September 2009 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets.

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

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments of approximately $3.0 million to $5.0 million, of which $1.7 million has been accrued as of April 4, 2009. Additionally, we currently anticipate future proceeds in the range of approximately $1.0 million to $4.0 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2009.

        As discussed in Note 15, "Commitments and Contingencies" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have committed capital projects, including the installation of a new spunmelt line in San Luis Potosi, Mexico. Total remaining payments due related to these expansion projects as of April 4, 2009 amounted to approximately $36.7 million, which are expected to be substantially expended through the third quarter of fiscal 2009. As discussed more fully in Note 7 "Debt" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we obtained local financing to fund a portion of the capital expansion in Mexico.

        We have experienced negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic conditions and are experiencing significant volatility in raw material pricing. Additionally, as a result of recent increases in raw materials and expected reductions in contracted selling prices, we expect gross margins to decline during the second quarter of fiscal 2009; however, based on our ability to generate positive cash flows from operations and the financial flexibility provided by the Credit Facility, as amended, we believe that we currently have the financial resources necessary to meet our operating needs (including the expected $30.0 million excess cash flow payment payable in March 2010 under the Credit Facility), fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first quarter of both 2009 and 2008. However, we continue to be impacted by raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2, which we adopted as of January 4, 2009, defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements. See Note 11 "Derivative and Other Financial Instruments and Hedging Activities" for the fair value measurement disclosures for these assets and liabilities.

        In April 2009, the Financial Accounting Standards Board issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS No. 157, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We intend to adopt FSP FAS 157-4 effective June 30, 2009 and apply its provisions prospectively. We are in the process of evaluating the impact FSP FAS 157-4 will have on valuing our financial assets and liabilities.

        On December 30, 2007 (the first day of fiscal 2008), we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact our unaudited interim consolidated financial statements as we did not elect the fair value option for any instruments existing as of the adoption date. However, we currently plan to evaluate the fair value measurement election with respect to financial instruments we enter into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. SFAS No. 141(R) eliminates the cost-based purchase method allowed under SFAS No. 141. We will apply the provisions of SFAS No. 141(R) to future business combinations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. Under SFAS No.160, all entities are required to report noncontrolling (minority) interests in subsidiaries as a component of consolidated equity in the consolidated financial statements. In addition, the Statement requires transactions between an entity and noncontrolling interests that do not result in deconsolidation to be treated as equity transactions and provides new guidance on accounting for deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 applies prospectively from the effective date except for the presentation and disclosure requirements, which must be applied retrospectively.

        We adopted SFAS No. 160 as of January 4, 2009. Accordingly,we adjusted our comparative consolidated financial statements presented as follows:

  •
  The noncontrolling (minority) interest has been reclassified from the mezzanine section of the consolidated balance sheet to the equity section of the consolidated balance sheet as of January 4, 2009.

  •
  Consolidated net income for comparative periods presented has been adjusted to include the net income or loss attributable to the noncontrolling interest.

  •
  Consolidated comprehensive income has been adjusted for comparative periods presented to include the comprehensive income or loss attributable to the noncontrolling interest.

  •
  The amounts of net income or loss and comprehensive income or loss attributable to us and to the noncontrolling interest are presented separately and earnings per share is based on income attributable to our common shareholders.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161") to expand the disclosure framework of SFAS No. 133, "Accounting for Derivative Instruments and and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why we use derivative instruments; how we account for the derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires us to provide information about our strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. We adopted SFAS No. 161 as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the U.S. We currently do not anticipate that this new accounting standard will have a significant impact on our consolidated financial statements.

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

        In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." We intend to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009.

        In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, "Goodwill and Other Intangible Assets". The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. We adopted FSP FAS 142-3 as of January 4, 2009. We capitalize costs incurred to renew or extend the term of its intangible assets. In each of the three-month periods ended April 4, 2009 and March 28, 2008, we incurred $0.1 million of renewal and extension costs for patents and trademarks related to several of its products. The weighted-average period for amortizing the costs of patents and trademarks is six years. We currently expect to be able to continue to maintain these patents and trademarks and thus does not anticipate any significant effect on its expected future cash flows related to those products.

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

        Revenue recognition:    Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place named by the customer, depending upon contract terms and when collectibility is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. We base our estimate of the expense to be recorded each period on historical returns and allowance levels. We do not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At April 4, 2009, a reserve of $9.1 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        In accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"), we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

        In prior periods and consistent with the provisions of SOP 90-7, recognition of tax benefits from preconfirmation net operating loss carryforwards and other deductible temporary differences not previously recognized were applied to reduce goodwill to zero, then to reduce intangible assets that existed at the date of emergence from bankruptcy with any excess tax benefits credited directly to Additional Paid in Capital.

        In December 2007, the FASB issued SFAS No. 141(R), effective for fiscal years beginning on or after December 15, 2008. In amending SFAS No. 141(R), the FASB also introduced changes to certain provisions of income tax accounting in SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). For reorganizations under SOP 90-7 undertaken before the adoption period of SFAS No. 141(R), release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of April 4, 2009, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 29, 2009 and effectively fixes the LIBOR interest rate on that amount of debt at 5.085%. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the new interest rate swap contract would change interest expense by approximately $1.6 million.

        Additionally, on February 12, 2009, the Company entered into a similar pay-fixed, receive variable interest rate swap contract to become effective June 30, 2009. The notional principal amount of this new contract, which expires on June 30, 2011, is $240.0 million and will effectively fix the LIBOR interest rate on that amount of debt at 1.96%.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first quarter of both 2009 and 2008, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have decreased from 55.9% in the first three months of 2008 to 45.1% in the first three months of 2009.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first quarter of fiscal 2009, we have seen a moderate increase in the cost of polypropylene resin. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.0 million, on an annualized basis, in our reported pre-tax operating income. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, our cost of goods sold would decrease and our operating profit would correspondingly increase; however, such increase would be offset, in whole or in part, by reductions to selling prices offered to customers by contract or in light of current market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included above.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of April 4, 2009.

        There were no changes in our internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f), during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the first quarter of fiscal 2009, 6,291 shares of our Class B Common Stock were converted into 6,291 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

  (a)
  On May 13, 2009, we issued a press release announcing our financial results for the first quarter of fiscal 2009. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release dated May 13, 2009 reporting financial results for the first quarter of fiscal 2009

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: May 13, 2009	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: May 13, 2009	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer