Form 10-Q
period 2009-07-04
POLYMER GROUP INC
filed 2009-09-11
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         t o
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        On September 7, 2009, there were 19,813,431 shares of Class A common stock, 86,169 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

  •
  inability to meet existing debt covenants or obtain necessary waivers;

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	July 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$88,515	$45,718
Accounts receivable, net	106,419	125,818
Inventories	92,566	107,685
Deferred income taxes	2,719	1,826
Other current assets	30,625	30,124
Assets of discontinued operations	29,864	31,760

Total current assets	350,708	342,931
Property, plant and equipment, net	348,966	338,262
Intangibles and loan acquisition costs, net	7,072	7,938
Deferred income taxes	2,685	580
Other assets	11,773	12,751

Total assets	$721,204	$702,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8,834	$11,987
Accounts payable and accrued liabilities	130,077	125,957
Income taxes payable	7,561	4,266
Current portion of long-term debt	41,314	9,173
Liabilities of discontinued operations	6,657	7,863

Total current liabilities	194,443	159,246
Long-term debt	356,640	392,505
Deferred income taxes	17,918	14,286
Other noncurrent liabilities	39,005	43,214

Total liabilities	608,006	609,251
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,809,292 and 19,400,455 issued and outstanding at July 4, 2009 and January 3, 2009, respectively	198	194
Class B convertible common stock—86,835 and 93,949 shares issued and outstanding at July 4, 2009 and January 3, 3009, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	195,857	192,796
Retained deficit	(117,287)	(131,089)
Accumulated other comprehensive income	21,798	18,370

Total Polymer Group, Inc. shareholders' equity	100,567	80,272
Noncontrolling interests	12,631	12,939

Total equity	113,198	93,211

Total liabilities and equity	$721,204	$702,462

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended July 4, 2009	Three Months Ended June 28, 2008

Net sales	$206,040	$270,657
Cost of goods sold	163,474	226,710

Gross profit	42,566	43,947
Selling, general and administrative expenses	25,088	29,496
Special charges, net	5,881	1,388
Other operating income, net	(2,624)	(570)

Operating income	14,221	13,633
Other expense:
Interest expense, net	6,613	7,549
Foreign currency and other loss, net	2,802	319

Income before income taxes	4,806	5,765
Income tax expense	957	3,545

Income from continuing operations	3,849	2,220
Income from discontinued operations	1,966	343

Net income	5,815	2,563
Less: net income attributable to noncontrolling interests	(1,569)	(183)

Net income attributable to Polymer Group, Inc.	$4,246	$2,380

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.19	$0.11
Discontinued operations	0.10	0.02
Attributable to noncontrolling interests	(0.08)	(0.01)

Basic	$0.21	$0.12

Diluted	$0.21	$0.12

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008

Net sales	$416,050	$528,297
Cost of goods sold	324,064	442,468

Gross profit	91,986	85,829
Selling, general and administrative expenses	51,930	59,138
Special charges, net	8,773	2,751
Other operating income, net	(2,975)	(1,862)

Operating income	34,258	25,802
Other expense (income):
Interest expense, net	14,006	15,666
Gain on reacquisition of debt	(2,431)	—
Foreign currency and other loss, net	4,958	806

Income before income taxes	17,725	9,330
Income tax expense	8,138	5,169

Income from continuing operations	9,587	4,161
Income (loss) from discontinued operations	3,907	(281)

Net income	13,494	3,880
Less: net (income) loss attributable to noncontrolling interests	308	(76)

Net income attributable to Polymer Group, Inc.	$13,802	$3,804

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.48	$0.21
Discontinued operations	0.20	(0.01)
Attributable to noncontrolling interests	0.02	—

Basic	$0.70	$0.20

Diluted	$0.70	$0.20

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008
Operating activities:
Net income attributable to Polymer Group, Inc.	$13,802	$3,804
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	3,193	—
Deferred income taxes	158	1,561
Depreciation and amortization	25,405	26,203
Gain on reacquisition of debt	(2,431)	—
Noncash compensation	1,805	2,201
Changes in operating assets and liabilities:
Accounts receivable, net	18,440	(16,018)
Inventories	17,120	(4,958)
Other current assets	(709)	(6,430)
Accounts payable and accrued liabilities	(19,881)	18,668
Other, net	3,699	(5,143)

Net cash provided by operating activities	60,601	19,888

Investing activities:
Purchases of property, plant and equipment	(14,890)	(20,911)
Proceeds from sale of assets	1,116	1,129
Acquisition of intangibles and other	(142)	(306)

Net cash used in investing activities	(13,916)	(20,088)

Financing activities:
Proceeds from borrowings	31,472	24,679
Repayment of borrowings	(22,461)	(29,647)
Reacquisition of debt	(12,333)	—
Loan acquisition costs	(126)	—

Net cash used in financing activities	(3,448)	(4,968)

Effect of exchange rate changes on cash	(440)	617

Net increase (decrease) in cash and cash equivalents	42,797	(4,551)
Cash and cash equivalents at beginning of period	45,718	31,698

Cash and cash equivalents at end of period	$88,515	$27,147

See Accompanying Notes.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Principles of Consolidation and Financial Statement Information

Principles of Consolidation

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in eight countries. The Company's main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

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

        The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K for the period ended January 3, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year. The Consolidated Balance Sheet data included herein as of January 3, 2009 have been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

Reclassification

        Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation. See Note 17 "Discontinued Operations."

Adjustment for Out-of-Period Items

        The accompanying unaudited interim consolidated financial statements for the three and six month periods ended July 4, 2009 include certain out-of-period adjustments to correct certain profit sharing, foreign currency and income tax balances; such adjustments are not considered material to the Company's consolidated financial statements for fiscal 2009 or prior periods. For the three months ended July 4, 2009, these adjustments have the effect of reducing Selling, general and administrative expenses by $0.5 million; reducing foreign currency expense, included in Foreign currency and other loss, net by $0.5 million and reducing Income tax expense in the amount of $0.6 million. For the six months ended July 4, 2009, these adjustments have the effect of reducing Selling, general and administrative expenses by $0.5 million; increasing foreign currency expense, included in Foreign currency and other loss, net by $0.3 million and reducing Income tax expense in the amount of $1.4 million. The Company also recorded certain fresh start tax adjustments resulting in an increase in Additional paid-in capital in the amount of approximately $1.6 million.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management's most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, obligations under the Company's pension and retirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from those estimates. These estimates are reviewed periodically to determine if a change is required.

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

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 "Employers' Accounting for Postemployment Benefits," ("SFAS No. 112"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

Disposal Activities" ("SFAS No. 146"). The Company evaluates impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

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

        As more fully described in Note 11 "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts are designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its credit facility (see Note 7 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the credit facility and the selling third-party lender

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

will be released from its obligations under the credit facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $21.8 million at July 4, 2009 consisted of $42.5 million of currency translation gains (net of income taxes of $7.4 million), ($17.2) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.1 million) and $(3.5) million of cash flow hedge losses. Accumulated other comprehensive income of $18.4 million at January 3, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $(4.5) million of cash flow hedge losses. Comprehensive income for the three months ended July 4, 2009 and June 28, 2008 amounted to $10.8 million and $9.2 million, respectively. Comprehensive income for the six months ended July 4, 2009 and June 28, 2008 amounted to $16.9 million and $14.7 million, respectively.

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

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets, measured at fair value for an impairment assessment under SFAS No. 144.

        The Company adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, and the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities as of January 4, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP FAS 157-4") to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS No. 157 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 12 "Fair Value of Financial Instruments" for additional information.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

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

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may elect early adoption only if it concurrently adopts both FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The Company adopted FSP FAS 107-1 and APB 28-1 effective July 4, 2009 by providing the additional disclosures in its unaudited interim consolidated financial statements.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP FAS 142-3 as of January 4, 2009. The Company capitalizes costs incurred to renew or extend the term of its intangible assets. In the six-month periods ended July 4, 2009 and June 28, 2008, the Company incurred $0.1 million and $0.3 million, respectively, of renewal and extension costs for patents and trademarks related to several of its products. The weighted-average period for amortizing the costs of patents and trademarks is six years. The Company currently expects to be able to continue to maintain these patents and trademarks and thus does not anticipate any significant effect on its expected future cash flows related to those products.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165") to establish general standards of accounting for, and disclosing of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which the Company must recognize and disclose events or transactions occurring after the balance sheet date. The Company adopted SFAS No. 165 as of July 4, 2009, which was the required effective date for the Company.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168") to replace SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establish the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Under SFAS No. 168, accounting literature references in consolidated financial statements issued beginning in the third quarter of fiscal 2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. The Company expects to adopt SFAS No. 168 in the third quarter of fiscal 2009 and does not anticipate that this new accounting standard will have a significant impact on the consolidated financial statements.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements (Continued)

determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $9.1 million and $8.1 million at July 4, 2009 and January 3, 2009, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 10% and 11% of the Company's sales in the first six months of fiscal 2009 and 2008, respectively.

        The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of this factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into a factoring agreement to sell without recourse or discount, certain non-U.S. company-based receivables to an unrelated third-party financial institution. Under the terms of this factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        During the first six months of fiscal 2009, approximately $97.6 million of receivables have been sold under the terms of these factoring agreements, compared to approximately $118.6 million during the first six months of fiscal 2008. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). The amount due from the factoring companies, net of advances received from the factoring companies, was $4.3 million and $6.1 million at July 4, 2009 and January 3, 2009, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

Note 3. Special Charges, Net

        The Company's operating income includes Special charges, net and this amount represents the consequence of corporate-level decisions or Board of Directors actions, principally associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures and pursuit of certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months Ended July 4, 2009	Three Months Ended June 28, 2008	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008
Asset impairment charges	$1,593	$—	$3,193	$—
Restructuring and plant realignment costs	4,204	1,398	5,488	2,750
Other costs (credits)	84	(10)	92	1

	$5,881	$1,388	$8,773	$2,751

Asset impairment charges

        During the second quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $1.6 million related to the write-down of certain property and equipment in North Little Rock, Arkansas, resulting from the Company's planned closure of the facility consistent with its strategic direction, to their estimated fair value less costs to sell. In accordance with the provisions of SFAS No. 144, certain of these assets, with a carrying value of $6.1 million, were written down to their fair value of $4.5 million (net of costs to sell of $0.4 million).

        During the first quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $1.6 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. In accordance with the provisions of SFAS No. 144, assets held for sale with a carrying value of $4.7 million were written down to their fair value of $3.1 million (net of costs to sell of $0.3 million).

        See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the six month period ended July 4, 2009 (in thousands):

Balance accrued at beginning of year	$2,672
2009 restructuring and plant realignment costs	5,488
Cash payments	(4,965)
Adjustments	35

Balance accrued at end of period	$3,230

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

        The restructuring and plant realignment costs in the second quarter of fiscal 2009 are comprised of: (i) $2.7 million of severance and other shut-down costs for restructuring activities in Europe; (ii) $1.4 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada.

        The restructuring and plant realignment costs in the first six months of fiscal 2009 are comprised of: (i) $3.2 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts in the European operations; (ii) $2.1 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada.

        On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close the North Little Rock, Arkansas plant by the end of the first quarter of fiscal 2010 to better align the Company's capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing is expected to include the reduction of approximately 140 positions when such efforts are completed. During the second quarter of fiscal 2009, the Company recognized $1.1 million of employee termination costs related to the planned closure of the North Little Rock plant. The Company estimates that it will recognize total cash restructuring charges in fiscal 2009 and 2010 of approximately $17.0 million to $18.0 million, comprised of approximately $1.5 million related to employee termination expenses and $15.5 million to $16.5 million for equipment relocation and associated shut-down costs. Additionally, the current year charges include $0.6 million of employee termination costs and $0.4 million of other shut-down costs related to previously announced facility closings.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first six months of fiscal 2008 totaled $2.8 million. This was comprised of $2.8 million of equipment relocation, other shut-down costs and employee termination costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, $0.2 million of employee termination costs related to the closure of the Landisville, New Jersey plant, which was announced on May 30, 2008, and $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	July 4, 2009	January 3, 2009
Finished goods	$46,423	$50,382
Work in process	14,306	16,805
Raw materials and supplies	31,837	40,498

	$92,566	$107,685

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $9.9 million and $11.2 million at July 4, 2009 and January 3, 2009, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	July 4, 2009	January 3, 2009
Cost:
Proprietary technology	$2,814	$2,667
Loan acquisition costs	8,954	9,205
Other	2,121	2,153

	13,889	14,025
Less accumulated amortization	(6,817)	(6,087)

	$7,072	$7,938

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended July 4, 2009	Three Months Ended June 28, 2008	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$173	$155	$348	$318
Loan acquisition costs included in interest expense, net	273	346	608	691

Total amortization expense	$446	$501	$956	$1,009

        Intangibles are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets includes amounts payable to equipment suppliers of $23.6 million as of July 4, 2009 and salaries, wages, incentive compensation and other fringe benefits of $16.5 million and $20.2 million as of July 4, 2009 and January 3, 2009, respectively.

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	July 4, 2009	January 3, 2009
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin and are subject to certain terms and conditions:
First Lien Term Loan—average interest at 2.61% and 3.72% as of July 4, 2009 and January 3, 2009, respectively; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, with the balance due November 22, 2012	$349,234	$366,200
Argentine Facility:
Argentine Peso Loan—interest at 18.85% as of July 4, 2009 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 26 remaining quarterly payments of approximately $0.2 million ($0.4 million for three quarterly payments in 2010) beginning in February 2010	6,303	7,170
Argentine Peso Loan for working capital—interest at 18.85% as of July 4, 2009 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 12 remaining quarterly payments of approximately $0.1 million ($0.2 million for three quarterly payments in 2010) beginning in January 2010	1,890	2,218
United States Dollar Loan—interest at 4.22% as of July 4, 2009 and 5.72% at January 3, 2009, denominated in U.S. dollars due in 26 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	25,880	25,880
Mexico Term Loan—interest at 9.01% as of July 4, 2009; denominated in U.S. dollars due in 22 quarterly payments of approximately $0.7 million scheduled to begin in October 2009	14,500	—
Other	147	210

	397,954	401,678
Less: Current maturities	(41,314)	(9,173)

	$356,640	$392,505

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

Credit Facility

        The Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consists of a $410.0 million first-lien term loan and a $45.0 million secured revolving credit facility at the original borrowing date.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of July 4, 2009, with a decrease occurring effective April 3, 2010, at which time the leverage ratio requirement will be 3.00:1.00 on a go-forward basis, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at July 4, 2009 was that it not be less than 3.00:1.00, with a change occurring April 3, 2010, at which time the requirement will be 3.25:1.00 on a go-forward basis. The Company was in compliance with the financial covenants under the Credit Facility at July 4, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility. On August 21, 2009, the Company received a waiver from its Lenders with respect to its requirement to furnish to the Administrative Agent and the Lenders certain financial information related to the quarter ended July 4, 2009 within the deadlines set forth in the Credit Facility and the parties agreed that no such failure to timely provide such information shall be considered a Default or Event of Default under the Credit Facility provided that such information is provided within 60 days after the date which would have resulted in an Event of Default. The Company has provided such information within the prescribed timeframe and is in compliance with its obligations under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results; however, the Company currently estimates that the excess cash flow requirement with respect to fiscal 2009, which would be payable by March 2010, will be approximately $30.0 million and has classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter,

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

in the Current portion of long-term debt in the Consolidated Balance Sheets as of July 4, 2009. No additional amounts were required to be paid under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008. The Company may, at its discretion and based on projected operating cash flows, the current market value of its term loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of SFAS No. 140. During the first quarter of fiscal 2009, the Company reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

        The interest rate applicable to borrowings under the Credit Facility is based on the three-month or the one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. The Company may, from time to time, elect to use an Alternate Base Rate for its borrowings under the revolving credit facility and term loan based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio.

        In accordance with the terms of the Credit Facility, the Company maintained its position in a cash flow hedge agreement originally entered into in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another cash flow hedge agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. The cash flow hedge agreements are more fully described in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 12, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities."

        There were no daily borrowings under the revolving credit facility for the period from January 4, 2009 to July 4, 2009, and as of July 4, 2009 or January 3, 2009. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of July 4, 2009, the Company has effectively reserved capacity under the revolving credit facility in the amount of $2.5 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at July 4, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        As of July 4, 2009, the Company also had other outstanding letters of credit in the amount of $1.8 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at July 4, 2009.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $8.8 million and $12.0 million as of July 4, 2009 and January 3, 2009, respectively. These facilities mature at various dates through December 2009. As of July 4, 2009, the average interest rate of these borrowings was 8.11%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of July 4, 2009, the outstanding indebtedness was approximately $34.1 million, consisting of $8.2 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. As of January 3, 2009, the outstanding indebtedness was approximately $35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $4.5 million as of July 4, 2009. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.9 million in September 2012, approximately $25.9 million in April 2016 and the balance of $6.3 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer 2009 scheduled payments under the facility for a period of twelve months; accordingly, the Company has classified previously scheduled current maturities, in the amount of $2.4 million, as long-term debt in its Consolidated Balance Sheet as of July 4, 2009 consistent with the provisions of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced."

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on one-month LIBOR plus 780 basis points. A series of 22 principal payments are scheduled to commence October 1, 2009; interest payments commenced on July 1, 2009. As of July 4, 2009, outstanding indebtedness under the Mexico Credit Facility was approximately $14.5 million.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes

        During the three and six months ended July 4, 2009, the Company recognized income tax expense of $1.0 million and $8.1 million, respectively, on consolidated income before income taxes from continuing operations of $4.8 million and $17.7 million. During the three and six months ended June 28, 2008, the Company recognized income tax expense of $3.5 million and $5.2 million, respectively, on consolidated income before income taxes from continuing operations of $5.8 million and $9.3 million, respectively. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties under the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" ("FIN 48"), and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, for the three and six months ended July 4, 2009, the Company recorded credits for out-of-period adjustments in the amounts of $0.6 million and $1.4 million, respectively. The Company also recorded certain fresh tax adjustments resulting in an increase in Additional paid-in capital in the amount of approximately $1.6 million.

        At implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company increased its unrecognized tax benefits during fiscal 2007 and 2008 by $4.6 million and $2.2 million, respectively.

        During the six months ended July 4, 2009, the Company decreased the liability for unrecognized tax benefits by $1.1 million, net of additional interest and penalties of $0.1 million. The decrease in the FIN 48 liability from January 3, 2009 includes $1.3 million related to the expiration of statute of limitations in China and $1.4 million related to the closure of a French audit. During the six months ended June 28, 2008, the Company increased the liability for unrecognized tax benefits by $2.0 million, which included interest and penalties of $1.0 million.

        The total unrecognized tax benefits of $15.4 million as of July 4, 2009 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits as of July 4, 2009 was $2.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of foreign taxes and the lapse of statutes of limitations.

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

        As of July 4, 2009, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2008. Although the results of current tax audits

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $2.1 million and $2.3 million at July 4, 2009 and January 3, 2009, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 9. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

        Components of net periodic benefit costs for the three and six months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Current service costs	$515	$636	$1,018	$1,260
Interest costs on projected benefit obligation and other	1,637	1,694	3,239	3,364
Return on plan assets	(1,523)	(1,886)	(3,013)	(3,747)
Amortization of transition obligation and other	124	(25)	245	(48)

Periodic benefit cost, net	$753	$419	$1,489	$829

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Current service costs	$9	$9	$17	$18
Interest costs on projected benefit obligation and other	72	85	142	170
Amortization of transition obligation and other	(83)	(97)	(163)	(194)

Periodic benefit cost, net	$(2)	$(3)	$(4)	$(6)

        As of July 4, 2009, the Company had contributed $4.3 million to its pension and postretirement benefit plans for the 2009 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Pension and Postretirement Benefit Plans (Continued)

(the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The Company presently anticipates contributing an additional $0.9 million to fund its plans in 2009, for a total of $5.2 million.

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of July 4, 2009 and January 3, 2009, the Company had awarded grants of non-qualified stock options to purchase 176,622 shares and 178,622 shares of the Company's Class A Common Stock, respectively. In addition, 164,372 stock options expired without exercise during fiscal 2008. Accordingly, at July 4, 2009, there remain 212,437 stock options not awarded pursuant to the 2003 Option Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with the methodology defined in SFAS No. 123(R). As of April 4, 2009, with respect to the 176,622 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 9,165 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of April 4, 2009. Accordingly, pursuant to the provisions of SFAS No. 123(R), 167,457 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of April 4, 2009. During the first six months of fiscal 2009, 18,055 options were forfeited as the performance targets for fiscal 2008 were not achieved. Of such options forfeited, 16,055 are subject to 2009 performance targets and are considered re-granted options in fiscal 2009 in accordance with SFAS No. 123(R). During the first six months of fiscal 2008, the Compensation Committee approved vesting of previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan, defined below. The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. On March 12, 2008, the Compensation Committee, in exercise of its discretion, granted 58 participants vesting credit equal to 100% of target representing 46,603 additional awards with a fair value at the grant date of $0.3 million. As a result, the Company recognized compensation expense in

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were $0.1 million and $0.6 million for the three and six months ended June 28, 2008, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Such costs for the three and six months ended July 4, 2009 were not material.

        Information regarding the Company's stock options granted, as defined by SFAS No. 123(R), and outstanding as of July 4, 2009 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	128,183	39,275
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in 000s)	$244	$75
For nonvested options:
Compensation cost not yet recognized (in 000s)		$259
Weighted average period of recognition (years)		0.9

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

Restricted Stock Plans

  2004 Restricted Stock Plan for Directors

        The Company's shareholders and Board of Directors approved the 2004 Polymer Group, Inc. Restricted Stock Plan for Directors (the "2004 Restricted Plan"), which expires in 2014, for the issuance of restricted shares of the Company's Class A Common Stock to directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company's Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan. In May 2009, the Company's shareholders approved an increase in the number of shares reserved for issuance under the 2004 Restricted Plan from 200,000 shares to 300,000 shares.

        In the first six months of fiscal 2009 and fiscal 2008, the Company awarded 52,612 and 6,277 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.2 million for the three and six months ended July 4, 2009, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 28, 2008, these costs approximated $0.1 million and $0.2 million, respectively.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.2 million for the three and six months ended July 4, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 28, 2008, these costs approximated $0.1 million and $0.2 million, respectively. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.6 million as of July 4, 2009, and the weighted average period of recognition for such compensation was 0.9 years as of July 4, 2009.

        As of July 4, 2009, there remain 107,647 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

  2005 Employee Restricted Stock Plan

        The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, March 12, 2008 and April 9, 2009, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control, as defined in the 2005 Stock Plan, or other events. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control, as defined therein, and the completion of a minimum service period.

        During the first six months of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with SFAS No. 123(R). In addition, 45,395 shares were surrendered during the first six months of fiscal 2009 by employees to satisfy withholding requirements and 60,047 shares were forfeited. During the first six months of fiscal 2008, 143,935 restricted shares were awarded to certain employees of the Company. In addition, 34,353 shares were surrendered during the first six months of fiscal 2008 by employees to satisfy withholding requirements and 8,325 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.5 million and $0.6 million for the three and six months ended July 4, 2009, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 28, 2008, these costs approximated $0.2 million and $1.3 million, respectively. As of July 4, 2009, awards of 384,329 shares of the Company's Class A Common Stock were outstanding and 97,671 shares were not awarded under the 2005 Stock Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with the methodology defined in SFAS No. 123(R). As of July 4, 2009, of the 384,059 shares awarded and outstanding under the 2005 Stock Plan, 22,525 shares are subject to future vesting based on the attainment of future performance

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

targets, which targets had not been established as of July 4, 2009. Accordingly, pursuant to the provisions of SFAS 123(R), 361,804 restricted shares are considered granted under the 2005 Stock Plan as of July 4, 2009. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.2 million as of July 4, 2009, and the weighted average period of recognition for such compensation was 1.1 years as of July 4, 2009.

  2008 Long-Term Stock Incentive Plan

        The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, originally reserved for issuance 425,000 shares of the Company's Class A Common Stock to employees of the Company. In May 2009, the Company's shareholders approved an increase in the number of shares reserved for issuance under the 2008 LTI Stock Plan from 425,000 shares to 1,075,000 shares. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control, as defined therein, or other events.

        During fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. As of January 3, 2009, awards of 45,947 service-based restricted shares of the Company's Class A Common Stock and 138,022 restricted stock units were outstanding and unvested. As to the restricted stock units, 122,512 awards would vest based on the achievement of 2008 performance targets and the completion of requisite service periods. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.8 million and $0.9 million for the three and six months of fiscal 2009, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The compensation costs related to the 2008 LTI Stock Plan was $0.1 million for the three and six months ended June 28, 2008. During the first quarter of fiscal 2009, 122,512 performance-based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions. During the second quarter of fiscal 2009, the Company awarded 297,853 service-based restricted shares of the Company's Class A Common Stock and 144,322 restricted stock units, of which 128,746 would vest based on the achievement of 2009 performance targets and the completion of requisite service periods. In addition, 39,136 shares were surrendered to satisfy withholding tax obligations, 5,176 restricted stock units were converted to restricted shares and 1,529 restricted stock units were forfeited. As of July 4, 2009, awards of 309,840 shares of the Company's Class A Common Stock and 168,683 restricted stock units were outstanding, and 596,477 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

$1.7 million as of July 4, 2009, and the weighted average period of recognition for such compensation was 0.8 years as of July 4, 2009.

Note 11. Derivative and Other Financial Instruments and Hedging Activities

        The Company is exposed to certain risks arising from business operations and economic factors. The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. As disclosed in Note 7 "Debt," to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085%. This interest rate swap agreement became effective on May 8, 2007 and expired on June 29, 2009. Cash settlements were made quarterly and the floating rate was reset quarterly, coinciding with the reset dates of the Credit Facility.

        On February 12, 2009, the Company entered into a pay-fixed, receive-variable interest rate swap, which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Company's first-lien term loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

        In accordance with SFAS No. 133, the Company designated these swaps as cash flow hedges of the variability of interest payments with changes in fair value of the swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $2.3 million and $4.5 million for the three and six months ended July 4, 2009, respectively. For the three and six months ended June 28, 2008, the impact was an increase of $1.5 million and $1.6 million, respectively.

        On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of July 4, 2009, the Company has recorded the assets and liabilities associated with the previously unrecognized firm commitment which resulted in the planned termination of the hedging agreement.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Derivative and Other Financial Instruments and Hedging Activities (Continued)

        The following table summarizes the aggregate notional amount and estimated fair value of the Company's derivative instruments as of July 4, 2009 and January 3, 2009 (in thousands):

	As of July 4, 2009		As of January 3, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	$240,000	$3,490	$240,000	$4,458
Foreign currency hedges:
Foreign exchange contracts	—	—	33,322	1,388
Foreign exchange contracts—undesignated	23,622	761	—	—

Net value	$263,622	$4,251	$273,322	$5,846

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011, and a similar agreement that became effective on May 8, 2007 and expired on June 29, 2009.

        The following tables summarize the effect on income by derivative instruments for the following periods:

For the Three Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(983)	$2,050	$(2,264)	$(1,464)
Derivatives not designated as hedging instruments under SFAS No. 133	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Derivative and Other Financial Instruments and Hedging Activities (Continued)

For the Six Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(3,490)	$(2,173)	$(4,458)	$(1,640)
Derivatives not designated as hedging instruments under SFAS No. 133	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

Note 12. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

        The Company adopted the provisions of SFAS No. 157, which outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity's own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price).

        The Company has financial derivative instruments that are measured under SFAS No. 157. The financial derivatives are valued based on the prevailing market yield information on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:

        Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or are corroborated by observable market data correlation or other means (market corroborated inputs).

        Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of July 4, 2009. The foreign exchange contracts identified within the table below are

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

recorded on the Company's Consolidated Balance Sheets within both Property, plant and equipment, net and Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company's Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

	As of July 4, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets:
Foreign exchange contract	$761	—	$761	—
Derivative liabilities:
Interest rate swap agreements	(3,490)	—	(3,490)	—
Foreign exchange contract	(761)	—	(761)	—

        The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation. The unrealized loss in the interest rate swap's fair value of $0.9 million during the first six months of fiscal 2009 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of July 4, 2009.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis, as of July 4, 2009 (in thousands):

	Period Ended July 4, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Long-lived assets held for sale(1)	$3,086	—	$3,086	—
Long-lived assets held and used(2)	4,500	—	3,000	$1,500

(1)
Long-lived assets held for sale reflect the current sales price at which certain property held for sale is currently being marketed based on local market conditions, less costs to sell. See Note 17 "Discontinued Operations" for a discussion of assets held for sale of Fabpro. In September 2009, the Company completed the sale of its Fabpro Oriented Polymers, LLC ("Fabpro") subsidiary and received cash consideration in excess of the stated net carrying value of Fabpro assets and liabilities.

(2)
Long-lived assets held and used represents property, plant and equipment associated with the North Little Rock, Arkansas manufacturing facility. The property and plant reflects the current sales price at which the property is currently being marketed based on local market conditions, less costs to sell. The equipment reflects management's best estimate at which the respective equipment will be sold based on market conditions for used equipment, less costs to sell.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

        The Company has estimated the fair values of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company's long-term debt and short-term borrowings as of July 4, 2009 and January 3, 2009 is presented in the following table (in thousands):

	As of July 4, 2009		As of January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$397,954	$360,831	$401,678	$293,475
Short-term borrowings	8,834	8,834	11,987	11,987

	$406,788	$369,665	$413,665	$305,462

Note 13. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net earnings per common share to diluted net earnings per common share for the three and six months ended July 4, 2009 (in thousands, except per share data):

	Net Income (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended July 4, 2009
Basic	$4,246	19,694.7	$0.21
Potential shares exercisable under share-based plans		241.9
Less: shares which could be repurchased under treasury stock method		(141.5)

Diluted	$4,246	19,795.1	$0.21

Six months ended July 4, 2009
Basic	$13,802	19,694.7	$0.70
Potential shares exercisable under share-based plans		179.2
Less: shares which could be repurchased under treasury stock method		(163.9)

Diluted	$13,802	19,710.0	$0.70

        Under the treasury stock method, shares represented by the exercise of 50,897 options, and 74,177 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share and Shareholders' Equity (Continued)

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

        Under the treasury stock method, shares represented by the exercise of 37,500 options, and 96,328 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

        As of July 4, 2009, the Company's authorized capital stock consisted of the following classes of stock:

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

        All authorized shares of the Class D Common Stock and Class E Common Stock are issuable upon the exercise, at $.01 per share, of Series A warrants to purchase shares of Class D common stock and Series B warrants to purchase shares of Class E common stock, respectively ("Warrants"). Such

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share and Shareholders' Equity (Continued)

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

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the three and six months ended July 4, 2009 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
	Total	Comprehensive Income	Retained Deficit	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 3, 2009	$93,211		$(131,089)	$18,370	$195	192,796	$12,939
Compensation recognized on share-based awards	1,809				4	1,805
Surrender of shares to satisfy withholding tax obligations	(354)					(354)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other fresh start adjustments	1,610					1,610
Comprehensive income:
Net income	13,494	$13,494	13,802				(308)
Other comprehensive income, net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	968	968		968
Employee benefit plans	410	410		410
Currency translation adjustments	2,050	2,050		2,050

Other comprehensive income	3,428	3,428

Comprehensive income	16,922	$16,922

Balance, July 4, 2009	$113,198		$(117,287)	$21,798	$199	$195,857	$12,631

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualifies as an asset held for sale and, consistent with the provisions of SFAS No. 144, has presented Fabpro as a discontinued operation. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the three and six months ended July 4, 2009 and the three and six months ended June 28, 2008 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales
Nonwovens	$187,259	$241,512	$378,887	$473,126
Oriented Polymers	18,781	29,145	37,163	55,171

	$206,040	$270,657	$416,050	$528,297

Operating income
Nonwovens	$24,861	$19,969	$52,806	$40,189
Oriented Polymers	262	1,275	1,596	2,193
Unallocated Corporate	(5,021)	(6,223)	(11,371)	(13,829)

	20,102	15,021	43,031	28,553
Special charges, net	(5,881)	(1,388)	(8,773)	(2,751)

	$14,221	$13,633	$34,258	$25,802

Depreciation and amortization expense
Nonwovens	$11,505	$11,632	$22,807	$22,836
Oriented Polymers	408	528	789	1,405
Unallocated Corporate	190	60	380	257

Depreciation and amortization expense included in operating income	12,103	12,220	23,976	24,498
Amortization of loan acquisition costs	273	346	608	691

	$12,376	$12,566	$24,584	$25,189

Capital spending
Nonwovens	$11,347	$7,842	$14,685	$20,067
Oriented Polymers	14	314	70	406
Corporate	90	176	135	438

	$11,451	$8,332	$14,890	$20,911

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information (Continued)

	July 4, 2009	January 3, 2009
Division assets
Nonwovens	$711,097	$717,814
Oriented Polymers	43,012	39,194
Corporate	20,314	1,619
Discontinued Operations	29,864	31,760
Eliminations	(83,083)	(87,925)

	$721,204	$702,462

        Geographic Data:

        Geographic data for the Company's continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales
United States	$71,524	$96,258	$147,738	$190,974
Canada	18,186	27,797	36,127	52,955
Europe	36,591	51,594	75,278	103,346
Asia	26,139	29,386	50,343	57,432
Latin America	53,600	65,622	106,564	123,590

	$206,040	$270,657	$416,050	$528,297

Operating income
United States	$2,173	$2,784	$8,308	$2,009
Canada	29	784	1,510	1,469
Europe	432	2,733	1,279	5,538
Asia	5,178	3,879	10,993	7,284
Latin America	12,290	4,841	20,941	12,253

	20,102	15,021	43,031	28,553
Special charges, net	(5,881)	(1,388)	(8,773)	(2,751)

	$14,221	$13,633	$34,258	$25,802

Depreciation and amortization expense
United States	$3,536	$3,778	$7,239	$7,743
Canada	400	519	775	1,371
Europe	1,912	2,005	3,734	3,985
Asia	2,335	2,198	4,668	4,326
Latin America	3,920	3,720	7,560	7,073

Depreciation and amortization expense included in operating income	12,103	12,220	23,976	24,498
Amortization of loan acquisition costs	273	346	608	691

	$12,376	$12,566	$24,584	$25,189

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information (Continued)

	July 4, 2009	January 3, 2009
Property, plant and equipment, net
United States	$96,488	$105,379
Canada	5,042	5,558
Europe	34,634	37,354
Asia	58,774	62,826
Latin America	154,028	127,145

	$348,966	$338,262

Note 15. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Included in operating income	$(2,233)	$(570)	$(2,200)	$(1,862)
Included in other expense (income)	2,436	(707)	4,467	(406)

	$203	$(1,277)	$2,267	$(2,268)

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

Note 16. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Discontinued Operations

        During the fiscal quarter ended July 4, 2009, the Company determined that, pursuant to SFAS No. 144, the assets of Fabpro represent assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from the ongoing operations of the Company as a result of the anticipated disposal transaction, and the Company will have no continuing involvement in the operations of the business after the disposal transaction. The Company decided to sell this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. See Note 19 "Subsequent Events."

        As a result, this business has been accounted for as a discontinued operation in accordance with SFAS No. 144 for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets. In accordance with SFAS No. 95, Statement of Cash Flows", the Company elected not to separate the disclosure of cash flows pertaining to discontinued operations. Net cash flows from investing and financing activities of the discontinued operation were not significant.

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$13,638	$20,216	$30,871	$36,349

Pre-tax income (loss)	$1,966	$343	$3,907	$(281)
Income tax expense	—	—	—	—

Net income (loss)	$1,966	$343	$3,907	$(281)

        During the three and six months ended July 4, 2009, pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.2 million and $0.4 million, respectively. During the three and six months ended June 28, 2008, pre-tax income of discontinued operations includes such interest expense of $0.4 million and $1.0 million, respectively. Income tax expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Discontinued Operations (Continued)

        The following assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Balance Sheets (in thousands):

	July 4, 2009	January 3, 2009
Accounts receivable, net	$8,549	$8,185
Inventories	12,648	14,221
Property, plant and equipment, net	8,637	9,328
Other assets	30	26

Assets of discontinued operations	$29,864	$31,760

	July 4, 2009	January 3, 2009
Accounts payable and accrued liabilities	$6,657	$7,863

Liabilities of discontinued operations	$6,657	$7,863

Note 18. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first six months of fiscal 2009 included the surrender of 84,561 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.4 million to satisfy employee withholding tax obligations. Also, the Company recorded $24.0 million of property, plant and equipment additions, for which payment had not been made as of July 4, 2009. The Company also recorded certain fresh start adjustments to reduce certain tax liabilities and resulting in an increase in Additional paid-in capital in the amount of approximately $1.6 million.

        Noncash investing or financing activities in the first six months of fiscal 2008 included the surrender of 38,290 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.5 million to satisfy employee withholding tax obligations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 19. Subsequent Events

        The Company evaluated its July 4, 2009 financial statements for subsequent events through September 11, 2009, the date the financials were issued. Other than the matters discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

        On August 21, 2009, the Company entered into Waiver No. 1 to the Credit Facility which granted the following waivers under the Credit Facility:

  (i)
  the lenders waived compliance by the Company with its requirement to furnish, on or prior to the deadline set forth in the Credit Agreement, certain financial information related to the quarter ended July 4, 2009 (the "Q2 Financial Information"), and the parties agreed that no such failure to timely provide such information shall be considered a Default or Event of Default under the Credit Agreement; provided that, it shall constitute an Event of Default under the Credit Agreement if the Q2 Financial Information is not furnished on or prior to the date which is 60 days after the date on which the failure to deliver the Q2 Financial Information would have resulted in an Event of Default; and

  (ii)
  notwithstanding the provisions of the Credit Facility, the Company was permitted to sell its equity interest in or the assets of FabPro; provided that 100% of the net proceeds received from the sale are applied to prepay the first-lien term loan in accordance with the Credit Facility.

        On September 11, 2009, the Company furnished the Q2 Financial Information to the lenders within the time period prescribed by the Waiver No. 1; effective therewith, the Company was in compliance with such provisions contained under the Credit Facility.

        On September 1, 2009, the Company completed the sale of Fabpro to an affiliate of Tricor Pacific Capital, Inc. for cash consideration (after expenses) of approximately $32.9 million, of which proceeds of $31.6 million were used by the Company to reduce amounts outstanding under the first lien term loan of the Credit Facility. See Note 17 "Discontinued Operations."

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

        We have one of the largest global platforms in our industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in eight countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are one of the leading participants in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market was in excess of $20.0 billion in annual sales in 2008. Historically, the global market has been expected to grow at a five-year compound annual growth rate (CAGR) of 6.0 to 8.0%. The recent decline in macro-economic conditions have negatively impacted certain market segments, specifically durable products used in industrial applications. The recent severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market, specifically in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. However, the overall growth rate expectation is lower than prior year indications. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our unique global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, medical, industrial, and wiping. Nonwovens segment sales were approximately $971.4 million, $885.7 million and $848.3 million of our consolidated net sales for fiscal 2008, 2007 and 2006, respectively, and represented approximately 91%, 89% and 88% of our consolidated net sales in each of those years.

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

        The Oriented Polymers segment provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. Oriented Polymers segment sales were approximately $101.8 million, $114.1 million and $117.6 million for fiscal 2008, 2007 and 2006, respectively, and represented approximately 9%, 11% and 12% of our consolidated net sales in each of those years.

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products, agriculture and protective apparel markets. These include housewrap, lumberwrap, fiberglass packaging tubes, steel wrap, coated bags for specialty chemicals and mineral fibers, performance fabrics for firemen turnout gear and other performance fabrics. Our woven slit film component of the business primarily competes in niche markets, delivering more complex products versus supplying uncoated markets such as carpet backing fabric, geotextiles and bags. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications include high-strength protective coverings, printed billboard material and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We maintain leading market positions in this segment, as evidenced by our #2 position in North America in flame-retardant performance fabrics. We are focusing efforts on diversifying away from large volume, commodity products within this division through continued product innovation.

        During the quarter ended July 4, 2009, we determined that, pursuant to SFAS No. 144, the assets of Fabpro Oriented Polymers, LLC ("Fabpro") represent assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.

        As a result, Fabpro has been accounted for as discontinued operation for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        In 2008 and 2009, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and spending, adverse business conditions and liquidity concerns. We continue to see softness in the durable goods applications in the industrial markets; however, our overall business model is one that is relatively defensive in that approximately two-thirds of our sales are generated from disposable products that are not as impacted by macro market swings.

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $4.0 million, on an annualized basis, in our reported pre-tax operating income. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-Q.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first eight months of fiscal 2009, we have experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and expect a significant increase in September of 2009. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

        In the second quarter of fiscal 2009, our previously announced state-of-the-art spunmelt line in San Luis Potosi, Mexico, which serves medical and hygiene customers in the U.S. and Mexico, commenced commercial production.

Plant Consolidation and Re-alignment

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. We announced an additional plant closing in the U.S. in May of 2008, which ceased production in the third quarter of fiscal 2008. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand sales volumes. We announced the decision to exit our automotive business in January 2009 as our industrial business has been negatively impacted as a result of the current economic downturn, and subsequently announced an additional plant closing in the U.S. in June 2009 aimed at the reduction of cash fixed costs.

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

Results of Operations

        As described above in "Raw Materials" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," we may be significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the six months ended July 4, 2009, we generated an overall gross margin of approximately 22%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through mid-fiscal 2008. There are many contributors to the improvement in gross margin, with the increase primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009. During the first six months of fiscal 2009, there has been a moderate increase in the cost of polypropylene resin and we have experienced significant increases during the third quarter of fiscal 2009. Additionally, we expect to see increases in contracted selling prices in the third quarter of fiscal 2009 due to the quarterly lag effect of the recent increase in average raw material costs for the June quarter of fiscal 2009 versus the March quarter of fiscal 2009. Due to these factors, we expect to experience a decline in gross margin during the third quarter of fiscal 2009 versus the gross margin generated for the first six months of fiscal 2009. As a result, we do not consider the results generated for the first six months of fiscal 2009 to be indicative of financial performance expected for the remainder of the 2009 fiscal year.

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three and six months ended July 4, 2009 in comparison to such items for the three and six months ended June 28, 2008 and in comparison with the 2007 and 2008 fiscal years:

			Three Months Ended		Six Months Ended
	Fiscal Year Ended
			July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	55.0	53.6	46.2	55.3	45.2	55.2
Labor	7.2	7.6	8.0	7.0	8.2	7.2
Overhead	21.4	22.6	25.1	21.5	24.5	21.4

	83.6	83.8	79.3	83.8	77.9	83.8

Gross profit	16.4	16.2	20.7	16.2	22.1	16.2
Selling, general and administrative expenses	11.0	10.3	12.2	10.9	12.5	11.2
Special charges, net	1.9	6.2	2.9	0.5	2.1	0.5
Other operating (income) loss, net	0.5	(0.1)	(1.3)	(0.2)	(0.7)	(0.4)

Operating income (loss)	3.0	(0.2)	6.9	5.0	8.2	4.9
Other expense (income):
Interest expense, net	2.9	3.0	3.2	2.8	3.4	3.0
Gain on reacquisition of debt	—	—	—	—	(0.6)	—
Foreign currency and other (gain) loss, net	(0.2)	(0.2)	1.4	0.1	1.1	0.1

Income (loss) before income taxes	0.3	(3.0)	2.3	2.1	4.3	1.8
Income tax expense	0.6	0.9	0.4	1.3	2.0	1.0

Income (loss) from continuing operations	(0.3)	(3.9)	1.9	0.8	2.3	0.8
Income (loss) from discontinued operations	0.2	0.0	1.0	0.2	0.9	(0.1)

Net income (loss)	(0.1)	(3.9)	2.9	1.0	3.2	0.7
Less: net (income) loss attributable to noncontrolling interests	(0.6)	0.2	0.8	0.1	(0.1)	—

Net income (loss) attributable to Polymer Group, Inc.	0.5%	(4.1)%	2.1%	0.9%	3.3%	0.7%

Comparison of Three Months Ended July 4, 2009 and June 28, 2008

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended July 4, 2009, the three months ended June 28, 2008 and the corresponding change (in millions):

	Three months ended
	July 4, 2009	June 28, 2008	Change
Net sales
Nonwovens	$187.2	$241.5	$(54.3)
Oriented Polymers	18.8	29.2	(10.4)

	$206.0	$270.7	$(64.7)

Operating income (loss)
Nonwovens	$24.8	$20.0	$4.8
Oriented Polymers	0.3	1.3	(1.0)
Unallocated Corporate, net of eliminations	(5.0)	(6.3)	1.3

	20.1	15.0	5.1
Special charges, net	(5.9)	(1.4)	(4.5)

	$14.2	$13.6	$0.6

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $206.0 million for the three months ended July 4, 2009, a decrease of $64.7 million, or 23.9%, from the comparable period of fiscal 2008 net sales of $270.7 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 22.5%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 40.0% from 2008 results. A reconciliation of the change in net sales between the three months ended July 4, 2009 and the three months ended June 28, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended June 28, 2008	$241.5	$29.2	$270.7
Change in sales due to:
Volume	(24.8)	(9.7)	(34.5)
Price/mix	(17.6)	0.1	(17.5)
Foreign currency translation	(11.9)	(0.8)	(12.7)

Net sales—three months ended July 4, 2009	$187.2	$18.8	$206.0

        The net volume decline of $24.8 million in Nonwovens sales includes declines in all regions except Asia, but predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were primarily due to the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S and European regions. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes, reduced demand for protective apparel fabrics and recessionary impacts.

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

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $12.7 million due to the unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for the three months ended July 4, 2009 improved to 20.7% from 16.2% in the second quarter of fiscal 2008, primarily driven by lower raw material costs (which were partially offset by lower selling prices required by contract terms, and where appropriate based on market conditions), lower volumes and higher manufacturing costs, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, during fiscal 2009. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.3% in 2008 to 46.2% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from the three month period of fiscal 2008 to the comparable period of 2009. As a percentage of sales, labor increased from 7.0% to 8.0% and overhead increased from 21.5% to 25.1%. All of the above percentages were also impacted by reductions in selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income (loss) between the three months ended June 28, 2008 and the three months ended July 4, 2009 is presented in the following table (in millions):

Operating income—three months ended June 28, 2008	$13.6
Change in operating income due to:
Price/mix	(19.2)
Lower raw material costs	30.9
Volume	(7.3)
Higher manufacturing costs	(4.1)
Foreign currency	1.5
Lower depreciation and amortization expense	0.1
Higher special charges, net	(4.5)
Increased share-based compensation costs	(1.0)
All other, primarily lower SG&A spending	4.2

Operating income—three months ended July 4, 2009	$14.2

        Consolidated operating income was $14.2 million in the three months ended July 4, 2009 as compared to $13.6 million of income in the comparative period in 2008. The cost of certain raw materials, especially polypropylene resin had a $30.9 million positive impact on operating income for the second quarter of fiscal 2009, which was partially offset by sales price/mix of $19.2 million primarily resulting from price decreases related to the pass-through of lower raw material costs. Operating income was also negatively impacted by lower sales volumes, higher manufacturing costs in certain locations, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, and higher special charges.

        Selling, general and administrative expenses decreased $4.4 million, from $29.5 million in 2008 to $25.1 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar of approximately $1.4 million and the absence of executive separation and termination costs of approximately $1.6 million in fiscal 2008. Selling, general and administrative costs as a percent of net sales increased from 10.9% in the second quarter of fiscal 2008 to 12.2% for the same period of fiscal 2009. This percentage is impacted by the reduction in selling prices resulting from the pass-through of lower raw material costs.

        Special charges for the three months ended July 4, 2009 of approximately $5.9 million included a non-cash impairment charge of $1.6 million related to the write-down of certain property and equipment in North Little Rock, Arkansas, to estimated fair value less costs to sell, and restructuring and plant realignment costs comprised of: (i) $2.7 million of severance and other shut-down costs for restructuring activities in Europe related to the ongoing restructuring efforts of the European operations; (ii) $1.4 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada.

Interest and Other Expense

        Net interest expense decreased $0.9 million, from $7.5 million during the three months ended June 28, 2008 to $6.6 million during the three months ended July 4, 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates, partially offset by higher interest costs related to subsidiary debt obligations.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011, and which effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        Foreign currency and other loss, net increased by $2.5 million, from $0.3 million in the second quarter of fiscal 2008 to $2.8 million in the second quarter of fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During the three months ended July 4, 2009, we recognized income tax expense of $1.0 million on consolidated income before income taxes of $4.8 million. During the three months ended June 28, 2008, we recognized income tax expense of $3.5 million on consolidated income before income taxes of $5.8 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, income tax expense for the three months ended July 4, 2009 includes out-of-period credits in the amount of approximately $0.6 million.

Income from Discontinued Operations

        Discontinued operations are comprised of the net operating results of Fabpro for the second quarters of fiscal 2009 and fiscal 2008. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. Income from discontinued operations increased $1.6 million, from $0.4 million during the three months ended June 28, 2008 to $2.0 million during the three months ended July 4, 2009.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $4.2 million, or $0.21 per share, for the three months ended July 4, 2009 compared to $2.4 million, or $.12 per share, for the three months ended June 28, 2008.

Comparison of Six Months Ended July 4, 2009 and June 28, 2008

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro and sets forth components of our net sales and operating income (loss) by operating division for the six months ended July 4, 2009, the six months ended June 28, 2008 and the corresponding change (in millions):

	Six months ended
	July 4, 2009	June 28, 2008	Change
Net sales
Nonwovens	$378.9	$473.1	$(94.2)
Oriented Polymers	37.2	55.2	(18.0)

	$416.1	$528.3	$(112.2)

Operating income (loss)
Nonwovens	$52.8	$40.2	$12.6
Oriented Polymers	1.6	2.2	(0.6)
Unallocated Corporate, net of eliminations	(11.3)	(13.9)	2.6

	43.1	28.5	14.6
Special charges, net	(8.8)	(2.7)	(6.1)

	$34.3	$25.8	$8.5

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $416.1 million for the six months ended July 4, 2009, a decrease of $112.2 million, or 21.2%, from the comparable period of fiscal 2008 net sales of $528.3 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 19.9%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 32.6% from 2008 results. A reconciliation of the change in net sales between the six months ended July 4, 2009 and the six months ended June 28, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—six months ended June 28, 2008	$473.1	$55.2	$528.3
Change in sales due to:
Volume	(43.3)	(17.4)	(60.7)
Price/mix	(29.4)	1.5	(27.9)
Foreign currency translation	(21.5)	(2.1)	(23.6)

Net sales—six months ended July 4, 2009	$378.9	$37.2	$416.1

        The net volume decline of $43.3 million in Nonwovens sales includes declines in all regions except Asia, but predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were primarily due to the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S and European regions.

Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumberwrap volumes, reduced demand for protective apparel fabrics and recessionary impacts.

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

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $23.6 million due to the unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for the six months ended July 4, 2009 improved to 22.1% from 16.2% in the first six months of fiscal 2008, primarily driven by lower raw material costs (which were partially offset by lower selling prices required by contract terms, and where appropriate based on market conditions), offset by lower volumes and higher manufacturing costs, including increased spending in certain cost categories coupled with lower absorption related to volume decreases during fiscal 2009. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.2% in 2008 to 45.2% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from the six-month period of fiscal 2008 to the comparable period of 2009. As a percentage of sales, labor increased from 7.2% to 8.2%, and overhead increased from 21.4% to 24.5%. All of the above percentages were also impacted by lower selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income (loss) between the six months ended June 28, 2008 and the six months ended July 4, 2009 is presented in the following table (in millions):

Operating income—six months ended June 28, 2008	$25.8
Change in operating income due to:
Price/mix	(30.6)
Lower raw material costs	65.1
Volume	(15.9)
Higher manufacturing costs	(10.1)
Foreign currency	0.5
Lower depreciation and amortization expense	0.7
Higher special charges, net	(6.0)
Decreased share-based compensation costs	0.4
All other, primarily lower SG&A spending	4.4

Operating income—six months ended July 4, 2009	$34.3

        Consolidated operating income was $34.3 million in the six months ended July 4, 2009 as compared to $25.8 million of income in the comparative period in 2008. The cost of certain raw materials, especially polypropylene resin, had a $65.1 million positive impact on operating income, which was partially offset by sales price/mix of $30.6 million primarily resulting from price decreases related to the pass-through of lower raw material costs. Operating income was also negatively impacted by lower sales volumes, higher manufacturing costs in certain locations, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, and higher special charges.

        Selling, general and administrative expenses decreased $7.2 million, from $59.1 million in 2008 to $51.9 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar of approximately $2.9 million, lower incentive compensation costs of approximately $1.4 million and the absence of executive separation and termination costs of approximately $1.6 million in fiscal 2008. Selling, general and administrative costs as a percent of net sales increased from 11.2% in the first six months of fiscal 2008 to 12.5% for the same period of fiscal 2009. This percentage is impacted by the reduction in selling prices resulting from the pass-through of lower raw material costs.

        Special charges for the six months ended July 4, 2009 of approximately $8.8 million included non-cash impairment charges of $3.2 million related to the write-down of certain property and equipment In North Little Rock, Arkansas, and Neunkirchen, Germany to their estimated fair value less ccsts to sell, and restructuring and plant realignment costs comprised of: (i) $3.2 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (ii) $2.1 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada.

Interest and Other Expense

        Net interest expense decreased $1.7 million, from $15.7 million during the six months ended June 28, 2008 to $14.0 million during the six months ended July 4, 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates, partially offset by higher interest costs related to subsidiary debt obligations.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011, which effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        During the first quarter of fiscal 2009, we reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss, net increased by $4.2 million, from $0.8 million in the first six months of fiscal 2008 to $5.0 million in the first six months of fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During the six months ended July 4, 2009, we recognized income tax expense of $8.1 million on consolidated income before income taxes of $17.7 million. During the six months ended June 28, 2008, we recognized income tax expense of $5.2 million on consolidated income before income taxes of $9.3 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, income tax expense for the six months ended July 4, 2009 includes out-of-period credits in the amount of approximately $1.4 million.

Income from Discontinued Operations

        Discontinued operations are comprised of the net operating results of Fabpro for the six-month periods of fiscal 2009 and 2008. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. Income from discontinued operations increased $4.2 million, from a loss of $0.3 million during the six months ended June 28, 2008 to income of $3.9 million during the six months ended July 4, 2009.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $13.8 million, or $0.70 per share, for the six months ended July 4, 2009 compared to $3.8 million, or $.20 per share, for the six months ended June 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansions are currently funds generated from operations and borrowing availabilities under the Credit Facility, consisting of a first-lien term loan of $410.0 million and a revolving credit facility of $45.0 million at the original borrowing date. The revolving credit portion of the Credit Facility terminates on November 22, 2010 and the remaining balance (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments) of the first-lien term loan is due November 22, 2012. We currently estimate that, pursuant to the excess cash flow provision of the Credit Facility, we will be required to make a $30.0 million additional payment in March 2010. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 4, 2009, we were in compliance with such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of July 4, 2009, we had no outstanding borrowings under the revolving credit facility and capacity under the revolving credit facility had been reserved for outstanding letters of credit in the amount of $2.4 million. As of July 4, 2009, we also had other outstanding letters of credit in the amount of $1.8 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at July 4, 2009.

	July 4, 2009	January 3, 2009
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$88.5	$45.7
Working capital	156.3	183.7
Total assets	721.2	702.5
Total debt	406.8	413.7
Total equity	113.2	93.2

	Six Months Ended
	July 4, 2009	June 28, 2008
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$60.6	$19.9
Net cash used in investing activities	(13.9)	(20.1)
Net cash used in financing activities	(3.5)	(5.0)

Operating Activities

        Net cash provided by operating activities was $60.6 million during the first six months of fiscal 2009, a $40.7 million increase from the $19.9 million provided by operating activities during the first six months of fiscal 2008.

        We had working capital of approximately $156.3 million at July 4, 2009 compared with $183.7 million at January 3, 2009. Accounts receivable at July 4, 2009 was $106.4 million as compared to $125.8 million on January 3, 2009, a decrease of $19.4 million. The net decrease in accounts receivable during the first six months of fiscal 2009 is primarily attributable to (i) the effects of currency movements, (ii) lower unit selling prices resulting from the pass-through of raw material decreases and (iii) increased reserves for potentially uncollectible accounts, partially offset by an increase in the days sales outstanding. Although accounts receivable represented approximately 47 days of sales outstanding at July 4, 2009 as compared to 45 days of sales outstanding at January 3, 2009, we believe that our increased reserves adequately protect us against foreseeable increased collection risk.

        In fiscal 2004, we entered into factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time. Given the continued tightness in the global credit markets and the present difficulties experienced by some of the companies that participate in the factoring market, we may decide to curtail our factoring programs, resulting in a decrease in such sources of funds and increases in our receivable balances and corresponding days sales outstanding. During the third quarter of fiscal 2009, we have significantly curtailed factoring of our U.S. company-based receivables resulting in a decrease in funding of approximately $11.0 million.

        Inventories at July 4, 2009 were $92.6 million, a decrease of $15.1 million from inventories at January 3, 2009 of $107.7 million, with component decreases in finished goods, work-in-process and raw materials of $4.0 million, $2.5 million and $8.6 million, respectively. The net decrease in inventory during the first six months of fiscal 2009 is primarily attributable to (i) the effects of currency movements, (ii) lower unit costs related to inventory at the end of the second quarter of fiscal 2009 compared to year-end 2008 costs, and (iii) lower quantities of goods on hand at July 4, 2009, partially offset by a reduction in inventory reserves of approximately $1.3 million during the first six months of fiscal 2009. We had inventory representing approximately 52 days of cost of sales on hand at July 4, 2009 compared to 47 days of cost of sales on hand at January 3, 2009.

        Accounts payable and accrued liabilities at July 4, 2009 were $130.1 million as compared to $126.0 million at January 3, 2009, an increase of $4.1 million. Accounts payable and accrued liabilities represented approximately 73 days of cost of sales outstanding at July 4, 2009 compared to 55 days of cost of sales outstanding at January 3, 2009. The net increase in accounts payable and accrued liabilities from January 3, 2009 to July 4, 2009 included an increase of approximately $23.6 million related to amounts due and payable relating to the purchase of equipment, which was offset by decreases due to the effects of currency movements, more timely payment of trade payables in Latin America and lower raw material unit costs. Excluding the increase due to capital spending, accounts payable and accrued liabilities represented approximately 59 days of cost of sales outstanding at July 4, 2009. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first six months of fiscal 2009 are comprised of: (i) $3.2 million of severance and other shut-down costs in Europe; (ii) $2.1 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada. The restructuring and plant realignment costs in the first six months of fiscal 2008 are comprised of: (i) $2.8 million of equipment relocation, other shut-down costs and employee termination costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, (ii) $0.2 million of employee termination costs related to the previously announced closure of the Landisville, New Jersey plant, and (iii) $0.2 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

        We expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $20.0 million to $21.0 million associated with approved restructuring initiatives, of which $3.2 million has been accrued as of July 4, 2009.

Investing and Financing Activities

        Net cash used for investing activities amounted to $13.9 million and $20.1 million in the first six months of fiscal 2009 and fiscal 2008, respectively. Capital expenditures during the first six months of 2009 totaled $14.9 million, a decrease of $6.0 million from capital spending of $20.9 million in the same period in 2008. A significant portion of the capital expenditures in 2009 related to the construction of a new spunmelt line at our facility near San Luis Potosi, Mexico. Also, investing activities during the first six months of fiscal 2009 and 2008 included proceeds from the sale of assets of $1.1 million in each period. We estimate our annual minimum sustaining capital expenditures to be as high as $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        Net cash used in financing activities amounted to $3.5 million in the first six months of fiscal 2009, compared to $5.0 million of net cash used in financing activities in the first six months of fiscal 2008. In the first six months of 2009, we borrowed, on a net basis, $9.0 million whereas we repaid, on a net basis, $5.0 million of debt in the first six months of fiscal 2008. Additionally, in the first six months of 2009, we used $12.3 million to repurchase $15.0 million of our first-lien term loan.

Dividends

        Our Board of Directors has never declared a dividend on our common stock.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary

        As discussed more fully in Note 7 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and amended as of December 8, 2006, which consists of a

$410.0 million (at the original loan date) first-lien term loan maturing in 2012 and a $45.0 million secured revolving credit facility maturing in 2010.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the revolving credit commitment. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that we maintain a leverage ratio of not more than 3.50:1.00 as of July 4, 2009, with a decrease occurring effective April 3, 2010, at which time the leverage ratio requirement will be 3.00:1.00 on a go-forward basis, thereby narrowing the margin for compliance. The interest expense coverage ratio requirement at July 4, 2009 was that it not be less than 3.00:1.00, with a change occurring April 3, 2010, at which time the requirement will be 3.25:1.00 on a go-forward basis. We were in compliance with the financial covenants under the Credit Facility at July 4, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility. On August 21, 2009, we received a waiver from our Lenders with respect to our requirement to furnish to the Administrative Agent and the Lenders certain financial information related to the quarter ended July 4, 2009 within the deadlines set forth in the Credit Facility and the parties agreed that no such failure to timely provide such information shall be considered a Default or Event of Default under the Credit Facility provided that such information is provided within 60 days after the date which would have resulted in an Event of Default. We have provided such information within the prescribed timeframe and are in compliance with our obligations under the Credit Facility.

        The first-lien term loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results; however, we currently estimate that the excess cash flow requirement with respect to fiscal 2009, which would be payable in March 2010, will be approximately $30.0 million and have classified this amount, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of July 4, 2009 included in Item 1 of Part I to this Quarterly Report on Form 10-Q. No additional amounts were required to be paid under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008. We may, at our discretion and based on projected operating cash flows, the current market value of our term loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire our debt in conjunction with our debt repurchase program.

        We may, through our subsidiaries, make market purchases of our first lien term loan under the Credit Facility from our existing lenders at a discount to the carrying value of our debt. Under these agreements, to the extent of the amount of debt acquired, our subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. We will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our first-lien term loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of our term loan as allowed under the provisions of the Credit Facility. In March 2009 we purchased, through a subsidiary, $15.0 million of our first-lien term loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The interest rate applicable to borrowings under the Credit Facility is based on the three-month or the one-month London Interbank Offered Rate ("LIBOR") plus a specified margin. The applicable margin for borrowings under both the first-lien term loan and the revolving credit facility is 225 basis points. We may, from time to time, elect to use an Alternate Base Rate for our borrowings under the revolving credit facility and term loan based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio.

        In accordance with the terms of the Credit Facility, we maintained our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into another cash flow hedge agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. The cash flow hedge agreements are more fully described in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 12, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        There were no daily borrowings under the revolving credit facility for the period from January 4, 2009 to July 4, 2009, and as of July 4, 2009 or January 3, 2009. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of July 4, 2009, we have effectively reserved capacity under the revolving credit facility in the amount of $2.5 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at July 4, 2009. The revolving credit portion of the Credit Facility matures on November 22, 2010.

        As of July 4, 2009, we also had other outstanding letters of credit in the amount of $1.8 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at July 4, 2009.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of July 4, 2009, this debt is comprised of long-term facilities of $48.6 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $7.1 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $8.8 million at July 4, 2009, which facilities mature at various dates through December 2009 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreement related to the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The Credit Facility permits us to increase the sale of non-U.S. based receivables, under factoring agreements, to $20.0 million. During the third quarter of fiscal 2009, we have significantly curtailed factoring of our U.S. company-based receivables resulting in a decrease in funding of approximately $11.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $20.0 million to $21.0 million, of which $3.2 million has been accrued as of July 4, 2009. Additionally, we currently anticipate future proceeds in the range of approximately $7.6 million to $8.2 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2010.

        As we announced on July 27, 2009, lenders holding approximately $303.0 million of our term loan and $30.0 million of our revolving credit facility have elected to extend the maturity dates of their commitments via an amendment and extension transaction, which transaction has not yet been finalized.

        Under the amendment, if all closing conditions are satisfied and the amendment becomes effective, the extended term loan would mature in November 2014 and would bear an interest rate of LIBOR plus 4.5%. Furthermore, the extended revolving credit facility would mature in November 2013 and would bear an interest rate of LIBOR plus 4.5%. If outstanding borrowings under the original term loan tranche that matures November 2012 exceed $10.0 million on August 2012, the new revolving credit facility tranche will mature August 2012.

        The amendment as proposed would, among other things:

  •
  Allow for additional term loan tranches that extend the maturity date of other term loan tranches under the credit agreement;

  •
  Allow for additional revolving credit facility tranches that extend the maturity date of other revolving credit facility tranches under the credit agreement;

  •
  Permit the incurrence of additional first lien debt in order to refinance term loan tranches under the credit agreement;

  •
  Remove the future step-downs or step-ups in the company's financial covenants; and

  •
  Result in a repayment of $24.0 million of outstanding borrowings under the term loan and payment of fees associated with the amendment of approximately $4.0 million.

        Other terms of the proposed amendment include the establishment of a LIBOR floor of 2.5% for the new term loan and revolving credit facility tranches; price protection for the new term loan tranche requiring a matching yield if any future term loan tranches are established at yields at least 25 basis points above the new term loan tranche; and changes to certain definitions and baskets related to permitted investments, acquisitions and assets sales. There is no assurance that the amend and extend transaction will be completed; in the event that the transaction is completed in its current form, as indicated above, the Company will use currently available funds in the amount of approximately $28 million to make the required repayment and pay the amendment fees.

        During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statement of Cash Flows. Investing and financing activities of Fabpro were not significant during any of the periods presented on in this Quarterly Report on Form 10-Q. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million has been applied to reduce amounts outstanding under the first-lien term loan.

        We have experienced negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic conditions and are experiencing significant volatility in raw material pricing. Additionally, as a result of recent increases in raw materials and expected reductions in contracted selling prices, we expect gross margins to decline during the third quarter of fiscal 2009. However, based on our ability to generate positive cash flows from operations and the financial flexibility provided by the Credit Facility, as amended, we believe that we currently have the financial resources necessary to meet our operating needs (including the expected $30.0 million excess cash flow payment payable by March 2010 under the Credit Facility, which payment would be reduced by the repayment of the first lien term loan, if any, associated with the proposed amend and extend transaction mentioned above), fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first six months of both 2009 and 2008. However, we continue to be impacted by raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets, measured at fair value for an impairment assessment under SFAS No. 144.

        We adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, and we adopted SFAS No. 157 with respect to non-financial assets and liabilities as of January 4, 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" in Item 1 of Part I to this Quarterly Report on Form 10-Q for the fair value measurement disclosures for these assets and liabilities.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP FAS 157-4") to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS No. 157 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 157-4 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 12 "Fair Value of Financial Instruments" in Item 1 of Part I to this Quarterly Report on Form 10-Q for the fair value measurement disclosures for these assets and liabilities.

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

        We adopted SFAS No. 160 on January 4, 2009. Accordingly, we have adjusted our comparative consolidated financial statements presented as follows:

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161") to expand the disclosure framework of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information about how and why we use derivative instruments; how we account for the derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect our unaudited interim consolidated financial statements. The expanded disclosure guidance also requires us to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. We adopted SFAS No. 161 as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements.

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

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may elect early adoption only if it concurrently adopts both FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." We adopted FSP FAS 107-1 and APB 28-1 effective July 4, 2009 by providing the additional disclosures in our unaudited interim consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. We adopted FSP FAS 142-3 as of January 4, 2009. We capitalize costs incurred to renew or extend the term of its intangible assets. In the six-month periods ended July 4, 2009 and June 28, 2008, we incurred $0.1 million and $0.3 million, respectively, of renewal and extension costs for patents and trademarks related to several of our products. The weighted-average period for amortizing the costs of patents and trademarks is six years. We currently expect to be able to continue to maintain these patents and trademarks and thus do not anticipate any significant effect on our expected future cash flows related to those products.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165) to establish general standards of accounting for, and disclosing of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which we must recognize and disclose events or transactions occurring after the balance sheet date. We adopted SFAS No. 165 as of July 4, 2009, which was the required effective date for us.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification ™and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168") to replace SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establish the FASB Accounting Standards Codification ™(the "Codification") as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Under SFAS No. 168, accounting literature references in consolidated financial statements issued beginning in the third quarter of fiscal 2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. We expect to adopt SFAS No. 168 in the third quarter of fiscal 2009 and do not anticipate that this new accounting standard will have a significant impact on the consolidated financial statements.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. During the third quarter of fiscal 2009, we have significantly curtailed factoring of our U.S. company-based receivables. At July 4, 2009, a reserve of $9.0 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of July 4, 2009, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

        Stock-based compensation:    We account for stock-based compensation related to our employee share-based plans in accordance with the methodology defined in SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). The compensation costs recognized subsequent to the adoption of SFAS No. 123(R) related to all new grants and any unvested portion of prior grants have been measured based on the grant-date fair value of the award. Consistent with the provisions of SFAS No. 123(R), awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when we and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of the achievement of such performance conditions.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as interest rates rise and decrease as interest rates fall. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have entered into an interest rate swap contract which effectively converts $240.0 million of our variable-rate debt to fixed-rate debt. The interest rate swap contract matures on June 30, 2011 and effectively fixes the LIBOR interest rate on that amount of debt at 1.96%. Hypothetically, a 1% change in the interest rate affecting all of our financial instruments not protected by the new interest rate swap contract would change interest expense by approximately $1.7 million.

        Previously, the Company had a similar pay-fixed, receive variable interest rate swap contract that matured on June 20, 2009 and effectively fixed the LIBOR interest rate on a notional principal debt amount of $240.0 million at 5.085%.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first six months of both 2009 and 2008, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        We have not historically hedged our exposure to foreign currency risk. However, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency based obligations such as firm commitments related to certain capital expenditure projects. Accordingly, on September 30, 2008, we entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The original notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of July 4, 2009, we recorded the assets and liabilities associated with the previously unrecognized firm commitment which resulted in the planned termination of the hedge relationship.

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

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. The loss of certain of our suppliers could adversely affect our business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have decreased from 55.2% in the first six months of 2008 to 45.2% in the first six months of 2009.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first eight months of fiscal 2009, we have seen increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and expect a significant increase in September of 2009. Additionally, on a global basis, other raw material costs continue to fluctuate, including recent reductions in the cost of rayon fiber, in a much narrower range. These costs primarily fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

ITEM 4.    CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

        Under the direction of the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in the Company's internal control over financial reporting described below. Notwithstanding the existence of these material weaknesses, the Company's management believes that the consolidated financial statements and other financial information included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows as of, and for, the periods presented.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, management identified a deficiency in the Company's internal control over financial reporting associated with processes related to the preparation and adjustment of the Company's income tax accounts. Management's determination resulted from the identification of certain out-of-period adjustments and from an assessment that the Company did not have a sufficient complement of personnel on a global basis experienced in income tax accounting in accordance with accounting principles generally accepted in the United States. Management also identified a deficiency in the Company's internal control over financial reporting associated with reconciliation of intercompany balances. Management's determination resulted from a review of current procedures regarding reconciliation of intercompany balances, which revealed that such procedures are incomplete. There is a reasonable possibility that each of these control deficiencies could result in a misstatement of the Company's results of operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has concluded that each of these control deficiencies constitutes a material weakness.

        The Company's management and Board of Directors plan to remediate the income tax weakness by (i) increasing personnel resources within the global tax function (ii) by instituting training for global finance and tax personnel regarding the provisions of SFAS No. 109 "Accounting for Income Taxes", and (iii) by making modifications to documentation used to prepare and reconcile income tax balances. With respect to the weakness described regarding reconciliation of intercompany balances, the Company will institute additional controls to ensure that such balances are analyzed on a recurring basis.

        Other than as described above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the second quarter of fiscal 2009, 823 shares of our Class B Common Stock were converted into 823 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our stockholders held their Annual Meeting on May 22, 2009, and considered and voted to adopt and approve the following matters (the numbers below represent shares of Class A, B and C Common Stock):

  (1)
  The election of nine directors for one-year terms or until their successors are duly elected and qualified:

Name of Director	Votes in Favor	Votes Withheld
Ramon Betolaza	18,734,818	15,388
Elizabeth Fessenden	18,734,920	15,286
Veronica Hagen	18,734,887	15,319
Keith B. Hall	18,734,857	15,349
William B. Hewitt	18,707,482	42,724
James A. Ovenden	18,734,857	15,349
Mark Patterson	17,935,954	814,252
Charles E. Volpe	18,709,349	40,857
  (2)
  The approval of the Amended and Restated Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "Amended and Restated 2008 Stock Plan") to increase the number of shares of the Company's Class A Common Stock reserved for issuance from 425,000 to 1,075,000.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
15,452,177	1,676,033	3,061	1,618,935
  (3)
  The approval of the Amended and Restated Polymer Group, Inc. 2004 Restricted Stock Plan (the "Amended and Restated 2004 Restricted Plan") to increase the number of shares of the Company's Class A Common Stock reserved for issuance from 200,000 to 300,000.

Votes in Favor	Votes Against	Votes Abstaining	Broker Non Votes
16,275,245	851,924	4,102	1,618,935

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Amended and Restated Polymer Group, Inc. Long-Term Stock Incentive Plan, effective as of May 22, 2009 (incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on April 24, 2009).
10.2
Amended and Restated Polymer Group, Inc. 2004 Restricted Stock Plan, effective as of May 22, 2009 (incorporated by reference to Annex II to the Definitive Proxy Statement on Schedule 14A filed on April 24, 2009).
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

POLYMER GROUP, INC.

Date: September 11, 2009	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer

Date: September 11, 2009	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer