Form 10-Q
period 2009-10-03
POLYMER GROUP INC
filed 2009-11-12
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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

Former name, former address and former fiscal year, if changed since last report: None

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

        On November 8, 2009, there were 19,819,918 shares of Class A common stock, 84,188 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

        Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, we do not undertake any obligation to update these statements and caution against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. "Risk Factors" in our Annual Report on Form 10-K. There can be no assurance that these events will occur or that our results will be as anticipated.

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	October 3, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$56,287	$45,718
Accounts receivable, net	127,375	125,818
Inventories	101,139	107,685
Deferred income taxes	2,864	1,826
Other current assets	31,017	30,124
Assets of discontinued operations	—	31,760

Total current assets	318,682	342,931
Property, plant and equipment, net	339,449	338,262
Intangibles and loan acquisition costs, net	5,772	7,938
Deferred income taxes	2,707	580
Other assets	9,955	12,751

Total assets	$676,565	$702,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,768	$11,987
Accounts payable and accrued liabilities	132,733	125,957
Income taxes payable	6,388	4,266
Current portion of long-term debt	13,706	9,173
Liabilities of discontinued operations	—	7,863

Total current liabilities	158,595	159,246
Long-term debt	326,282	392,505
Deferred income taxes	19,931	14,286
Other noncurrent liabilities	40,789	43,214

Total liabilities	545,597	609,251
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—19,802,047 and 19,400,455 issued and outstanding at October 3, 2009 and January 3, 2009, respectively	198	194
Class B convertible common stock—86,169 and 93,949 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	198,433	192,796
Retained deficit	(102,044)	(131,089)
Accumulated other comprehensive income	26,168	18,370

Total Polymer Group, Inc. shareholders' equity	122,756	80,272
Noncontrolling interests	8,212	12,939

Total equity	130,968	93,211

Total liabilities and equity	$676,565	$702,462

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended October 3, 2009	Three Months Ended September 27, 2008
Net sales	$223,022	$284,121
Cost of goods sold	175,832	243,583

Gross profit	47,190	40,538
Selling, general and administrative expenses	27,412	29,048
Special charges, net	1,783	1,687
Other operating (income) loss, net	(674)	2,301

Operating income	18,669	7,502
Other expense (income):
Interest expense, net	5,360	7,581
Loss on extinguishment of debt	5,085	—
Foreign currency and other loss (gain), net	2,615	(3,205)

Income before income taxes and discontinued operations	5,609	3,126
Income tax expense	2,117	2,542

Income from continuing operations	3,492	584
Discontinued operations:
Income from operations of discontinued business	446	1,100
Gain on sale of discontinued operations, net	8,473	—

Income from discontinued operations	8,919	1,100

Net income	12,411	1,684
Less: net (income) loss attributable to noncontrolling interests	2,833	1,738

Net income attributable to Polymer Group, Inc.	$15,244	$3,422

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.32	$0.12
Discontinued operations	0.45	0.06

Basic	$0.77	$0.18

Diluted	$0.77	$0.18

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Nine Months Ended October 3, 2009	Nine Months Ended September 27, 2008
Net sales	$639,072	$812,418
Cost of goods sold	499,897	686,051

Gross profit	139,175	126,367
Selling, general and administrative expenses	79,342	88,186
Special charges, net	10,556	4,844
Other operating (income) loss, net	(3,650)	439

Operating income	52,927	32,898
Other expense (income):
Interest expense, net	19,367	23,247
Gain on reacquisition of debt	(2,431)	—
Loss on extinguishment of debt	5,085	—
Foreign currency and other loss (gain), net	7,572	(2,805)

Income before income taxes and discontinued operations	23,334	12,456
Income tax expense	10,256	7,711

Income from continuing operations	13,078	4,745
Discontinued operations:
Income from operations of discontinued business	4,353	819
Gain on sale of discontinued operations, net	8,473	—

Income from discontinued operations	12,826	819

Net income	25,904	5,564
Less: net (income) loss attributable to noncontrolling interests	3,141	1,662

Net income attributable to Polymer Group, Inc.	$29,045	$7,226

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.83	$0.33
Discontinued operations	0.65	0.04

Basic	$1.48	$0.37

Diluted	$1.48	$0.37

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended October 3, 2009	Nine Months Ended September 27, 2008
Operating activities:
Net income attributable to Polymer Group, Inc.	$29,045	$7,226
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	3,444	—
Deferred income taxes	2,938	3,156
Depreciation and amortization	38,265	38,672
Gain on reacquisition of debt	(2,431)	—
Gain on sale of assets, net	(8,210)	—
Non-cash write-off of loan acquisition costs	3,483	—
Non-cash compensation	2,775	2,695
Changes in operating assets and liabilities:
Accounts receivable, net	887	(18,710)
Inventories	9,143	(5,665)
Other current assets	(1,048)	(5,226)
Accounts payable and accrued liabilities	(3,657)	23,990
Other, net	4,870	(11,751)

Net cash provided by operating activities	79,504	34,387

Investing activities:
Purchases of property, plant and equipment	(33,709)	(28,414)
Proceeds from sale of assets	33,386	1,497
Acquisition of intangibles and other	(176)	(444)

Net cash used in investing activities	(499)	(27,361)

Financing activities:
Proceeds from borrowings	39,355	42,624
Repayment of borrowings	(91,381)	(53,950)
Reacquisition of debt	(12,333)	—
Loan acquisition costs	(4,492)	—

Net cash used in financing activities	(68,851)	(11,326)

Effect of exchange rate changes on cash	415	200

Net increase (decrease) in cash and cash equivalents	10,569	(4,100)
Cash and cash equivalents at beginning of period	45,718	31,698

Cash and cash equivalents at end of period	$56,287	$27,598

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

Adjustment for Out-of-Period Items

        The accompanying unaudited interim consolidated financial statements for the three and nine month periods ended October 3, 2009 include certain out-of-period adjustments to correct certain profit sharing, noncontrolling interests, foreign currency, income taxes and expense accruals; such adjustments are not considered material to the Company's consolidated financial statements for fiscal 2009 or prior periods. For the three months ended October 3, 2009, these adjustments have the effect of increasing operating income by $0.7 million, reducing income tax expense in the amount of $0.9 million and reducing net income attributable to noncontrolling interests by $3.0 million, resulting in an increase in net income attributable to Polymer Group, Inc. in the amount of $4.7 million.

        For the nine months ended October 3, 2009, these adjustments have the effect of reducing Selling, general and administrative expenses by $0.5 million; increasing foreign currency expense, included in Foreign currency and other loss (gain), net by $0.2 million; reducing Income tax expense in the amount of $1.5 million and reducing net income attributable to noncontrolling interests by $0.4 million, resulting in an increase in net income attributable to Polymer Group, Inc. of $2.2 million. These adjustments resulted in a reduction in Income taxes payable in the amount of $1.5 million; an increase in Other noncurrent liabilities of $0.7 million; an increase in Additional paid-in capital in the amount of approximately

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

$3.2 million; a reduction in Accumulated other comprehensive income in the amount of $0.7 million and a reduction in equity attributable to Noncontrolling interests by $2.1 million.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management's most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, valuation of obligations under the Company's pension and retirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from those estimates. These estimates are reviewed periodically to determine if a change is required.

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits" ("ASC 712"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted in accordance with ASC 420, "Exit or Disposal Cost Obligations" ("ASC 420"). The Company evaluates

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

impairment of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment" ("ASC 360").

Derivatives

        The Company records all derivative instruments as either assets or liabilities on the balance sheet at their fair value in accordance with ASC 815, "Derivatives and Hedging" ("ASC 815"). Changes in the fair value of a derivative are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Ineffective portions, if any, of all hedges are recognized in earnings.

        As more fully described in Note 11 "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its credit facility (see Note 7 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the credit facility and the selling third-party lender will be released from its obligations under the credit facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $26.2 million at October 3, 2009 consisted of $47.4 million of currency translation gains (net of income taxes of $8.7 million), ($17.3) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.1 million) and $(3.9) million of cash flow hedge losses. Accumulated other comprehensive income of $18.4 million at January 3, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $(4.5) million of cash flow hedge losses. Comprehensive income for the three months ended October 3, 2009 and September 27, 2008 amounted to $17.2 million and $7.0 million, respectively. Comprehensive income for the nine months ended October 3, 2009 and September 27, 2008 amounted to $34.4 million and $7.7 million, respectively.

Recent Accounting Standards

        In June 2009, the FASB issued authoritative guidance which established the ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Under the new guidance, as prescribed by ASC 105, "Generally Accepted Accounting Principles", accounting literature references in consolidated financial statements issued beginning in the third quarter of fiscal 2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. The Company adopted the authoritative guidance in the third quarter of fiscal 2009.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance, as prescribed by ASC 805, "Business Combinations" ("ASC 805"), changes how an entity accounts for the acquisition of a business. While ASC 805 retains the requirement to account for all business combinations using the acquisition method, the new guidance applies to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The revised guidance eliminates the cost-based purchase method previously allowed under U.S. GAAP. The Company will apply the new guidance to future business combinations. The revised guidance also introduced changes to certain provisions of the authoritative guidance related to income tax accounting. For reorganizations undertaken before the adoption of the revised guidance, the release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences related to certain reorganizations are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

        In September 2006, the FASB issued new guidance, as prescribed by ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        ASC 820-10-55, was adopted by the Company as of January 4, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

recurring basis (at least annually). Examples of items within the scope of ASC 820-10-55 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under ASC 360.

        The partial adoption of ASC 820 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 "Fair Value of Financial Instruments" for the fair value measurement disclosures for these assets and liabilities.

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The ASC also requires expanded disclosures. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 12 "Fair Value of Financial Instruments" for additional information.

        In April 2009, guidance as prescribed by ASC 825, "Financial Instruments" ("ASC 825") was issued and requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt ASC 825 only if it concurrently adopts both ASC 320, "Investments—Debt and Equity Securities" and ASC 820-10-65. The Company adopted ASC 825 effective July 4, 2009 by providing the additional disclosures in its unaudited interim consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. Under the new guidance, as prescribed by ASC 810, "Consolidation" ("ASC 810") all entities are required to report noncontrolling (minority) interests in subsidiaries as a component of consolidated equity in the consolidated financial statements. In addition, ASC 810 requires transactions between an entity and noncontrolling interests that do not result in deconsolidation to be treated as equity transactions and provides new guidance on accounting for deconsolidation. The new guidance was effective for fiscal years beginning on or after December 15, 2008 and applies prospectively from the effective date except for the presentation and disclosure requirements, which must be applied retrospectively.

        The Company adopted the new guidance on January 4, 2009. Accordingly, the Company has adjusted its comparative consolidated financial statements presented as follows:

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

        In March 2008, the FASB revised its guidance to expand the required disclosure framework for derivative instruments and hedging activities. The revised guidance, as prescribed by ASC 815, requires companies with derivative instruments to disclose information about how and why the Company uses derivative instruments; how the Company accounts for the derivative instruments and related hedged items; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires the Company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. The Company adopted the revised guidance as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The guidance, as prescribed by ASC 275, "Risks and Uncertainties" and ASC 350, "Intangibles—Goodwill and Other", requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors. The Company adopted the guidance as of January 4, 2009. The Company capitalizes costs incurred to renew or extend the term of its intangible assets. In the nine-month periods ended October 3, 2009 and September 27, 2008, the Company incurred $0.2 million and $0.4 million, respectively, of renewal and extension costs for patents and trademarks related to several of its products. The weighted-average period for amortizing the costs of patents and trademarks is six years. The Company currently expects to be able to continue to maintain these patents and trademarks and thus does not anticipate any significant effect on its expected future cash flows related to those products.

        In December 2008, the FASB issued additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance, as prescribed by ASC 715, "Compensation—Retirement Benefits", is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt the new guidance as of January 2, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's postretirement benefit plans.

        In May 2009, the FASB issued authoritative guidance, as prescribed by ASC 855, "Subsequent Events", which established standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before the financial statements are issued. The new guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which the Company must recognize and disclose subsequent events or transactions occurring after the balance sheet date. This guidance was

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

effective for interim or annual financial periods ending after June 15, 2009 and was applied by the Company as of July 4, 2009. The Company evaluated subsequent events through November 12, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

        In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in ASC 605, Revenue Recognition, 25, "Multiple-Element Arrangements". The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 3, 2010. The Company does not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.7 million and $8.1 million at October 3, 2009 and January 3, 2009, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 10% and 11% of the Company's sales in the first nine months of fiscal 2009 and 2008, respectively.

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

        During the first nine months of fiscal 2009, approximately $112.7 million of receivables have been sold under the terms of these factoring agreements, compared to approximately $186.4 million during the first nine months of fiscal 2008. The year-to-year decrease in the amount of receivables sold under the terms of the factoring agreements was due to lower selling prices in the first nine months of fiscal 2009 and the Company's decision to significantly curtail factoring of its U.S. company-based receivables during the third quarter of fiscal 2009. The sale of these receivables accelerated the collection of the Company's cash and reduced credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria noted in ASC 860, "Transfers and Servicing" ("ASC 860"), for financial instruments. The amount due from the factoring companies, net of advances received from the factoring companies, was $1.1 million and $6.1 million at October 3, 2009 and January 3, 2009, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

Note 3. Special Charges, Net

        The Company's operating income includes Special charges, net and this amount represents the consequences of corporate-level decisions or Board of Directors actions, principally associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures and pursuit of certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months Ended October 3, 2009	Three Months Ended September 27, 2008	Nine Months Ended October 3, 2009	Nine Months Ended September 27, 2008
Asset impairment charges	$251	$—	$3,444	$—
Restructuring and plant realignment costs	1,266	1,512	6,754	4,262
Other costs (credits)	266	175	358	582

	$1,783	$1,687	$10,556	$4,844

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

Asset impairment charges

        During the third quarter of fiscal 2009, the Company recorded an additional non-cash impairment charge of $0.2 million related to the write-down of certain assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. In accordance with ASC 360, assets held for sale with a carrying value of $4.7 million were written down to their fair value of $2.9 million (net of costs to sell of $0.3 million).

        During the first six months of fiscal 2009, the Company recorded non-cash impairment charges of $3.2 million related to the write-down of certain property and equipment to their estimated fair value less costs to sell. Of that total, $1.6 million related to the facility in North Little Rock, Arkansas, resulting from the Company's planned closure of the facility consistent with its strategic direction. In accordance with ASC 360 regarding property, plant and equipment, certain of these assets, with a carrying value of $6.1 million, were written down to their fair value of $4.5 million (net of costs to sell of $0.4 million). The remaining $1.6 million was related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell.

        See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the nine month period ended October 3, 2009 (in thousands):

Balance accrued at beginning of year	$2,672
2009 restructuring and plant realignment costs	6,754
Cash payments	(7,173)
Adjustments	(8)

Balance accrued at end of period	$2,245

        The restructuring and plant realignment costs in the third quarter of fiscal 2009 are comprised of: (i) $1.4 million of severance and other shut-down costs for restructuring activities in the United States; and (ii) $0.1 million of net restructuring credit adjustments related to initiatives in Europe.

        The restructuring and plant realignment costs in the first nine months of fiscal 2009 are comprised of: (i) $3.1 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts in the European operations; (ii) $2.3 million of severance and other shutdown costs related to the North Little Rock, Arkansas facility; (iii) $1.1 million of severance and other shutdown costs related to other previously announced facility closings in the United States; and (iv) $0.2 million of severance costs related to restructuring initiatives in Canada.

        On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

planned to close the North Little Rock, Arkansas plant by the end of the first quarter of fiscal 2010 to better align the Company's capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing is expected to include the reduction of approximately 140 positions when such efforts are completed. During the first nine months of fiscal 2009, the Company recognized $1.5 million of employee termination costs related to the planned closure of the North Little Rock plant. The Company estimates that it will recognize total cash restructuring charges in fiscal 2009 and 2010 of approximately $17.0 million to $18.0 million, comprised of approximately $1.5 million related to employee termination expenses and $15.5 million to $16.5 million for equipment relocation and associated shut-down costs.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first nine months of fiscal 2008 totaled $4.3 million. This was comprised of $3.3 million of equipment relocation, other shut-down costs and employee termination costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, $0.9 million of employee termination costs related to the closure of the Landisville, New Jersey plant, which was announced on May 30, 2008, $0.5 million of costs related to a management restructuring within the Company's Latin America operations and $0.4 million of credits pertaining to ongoing restructuring initiatives in the United States.

Note 4. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	October 3, 2009	January 3, 2009
Finished goods	$50,242	$50,382
Work in process	13,788	16,805
Raw materials and supplies	37,109	40,498

	$101,139	$107,685

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $10.0 million and $11.2 million at October 3, 2009 and January 3, 2009, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	October 3, 2009	January 3, 2009
Cost:
Proprietary technology	$2,857	$2,667
Loan acquisition costs	4,309	9,205
Other	2,119	2,153

	9,285	14,025
Less accumulated amortization	(3,513)	(6,087)

	$5,772	$7,938

        In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, "Debt". As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss of extinguishment of debt in the Consolidated Statement of Operations. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility were capitalized in the third quarter of fiscal 2009. See Note 7 "Debt" for additional disclosures related to the amendment to the Credit Facility.

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended October 3, 2009	Three Months Ended September 27, 2008	Nine Months Ended October 3, 2009	Nine Months Ended September 27, 2008
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$174	$160	$501	$478
Loan acquisition costs included in interest expense, net	329	345	937	1,036

Total amortization expense	$503	$505	$1,438	$1,514

        Intangibles are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets includes amounts payable to equipment suppliers of $6.2 million as of October 3, 2009 and salaries, wages, incentive compensation and other fringe benefits of $14.7 million and $20.2 million as of October 3, 2009 and January 3, 2009, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt

        Long-term debt consists of the following (in thousands):

	October 3, 2009	January 3, 2009

Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, and are subject to certain terms and conditions:

First Lien Term Loan (Tranche 1)—average interest at 2.52% and 3.72% as of October 3, 2009 and January 3, 2009, respectively with any remaining unpaid balance due November 22, 2012	$18,693	$366,200
First Lien Term Loan (Tranche 2)—average interest at 7.00% as of October 3, 2009, with any remaining unpaid balance due November 22, 2014	273,346	—
Argentine Facility:
Argentine Peso Loan—interest at 18.85% as of October 3, 2009 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 26 remaining quarterly payments of approximately $0.2 million ($0.4 million for three quarterly payments in 2010) beginning in February 2010	6,235	7,170
Argentine Peso Loan for working capital—interest at 18.85% as of October 3, 2009 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 12 remaining quarterly payments of approximately $0.1 million ($0.2 million for three quarterly payments in 2010) beginning in January 2010	1,870	2,218
United States Dollar Loan—interest at 3.53% as of October 3, 2009 and 5.72% at January 3, 2009, denominated in U.S. dollars due in 26 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	25,880	25,880
Mexico Term Loan—interest at 9.01% as of October 3, 2009; denominated in U.S. dollars due in 22 quarterly payments of approximately $0.7 million that began in September 2009	13,841	—
Other	123	210

	339,988	401,678
Less: Current maturities	(13,706)	(9,173)

	$326,282	$392,505

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

Credit Facility

        The Company's original credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the "Term Loan") and a $45.0 million secured revolving credit facility (the "Revolving Credit Facility") maturing on November 22, 2010. In addition, the interest rate for both the Term Loan and the Revolving Credit Facility was based on a spread over the London Interbank Offered Rate ("LIBOR") of 2.25%, or 1.25% over a defined Alternate Base Rate. The Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations thereunder upon an event of default.

        On September 17, 2009, the Company entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. As a result of the Amendment, the Company extended the maturity date of approximately $295.7 million of its then-outstanding $317.6 million Term Loan, to November 22, 2014. In addition, the maturity date of approximately $30.0 million of its then available $45.0 million Revolving Credit Facility was extended to November 22, 2013 under certain circumstances summarized below. In conjunction with the execution of the Amendment, the Company repaid approximately $24.0 million of net outstanding borrowings under the Term Loan.

        The Amendment also: (i) allows for additional Term Loan tranches that extend the maturity date of the Term Loan to November 22, 2014 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%); (ii) allows for additional Revolving Credit Facility tranches that extend the maturity date of the Revolving Credit Facility to November 22, 2013 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%). If outstanding borrowings under the original Term Loan tranche that matures November 22, 2012 exceed $10.0 million on August 24, 2012, the new Revolving Credit Facility tranche will mature August 24, 2012; (iii) removes the requirement for future step downs or step ups in financial covenants; (iv) establishes price protection for the new tranches requiring matching yields if any future tranches are established at yields at least 25 basis points above the current loan tranches; (v) revised certain definitions and baskets related to permitted investments, acquisitions and assets sales; and (vi) required repayment of $24.0 million of net outstanding borrowings under the Term Loan at the closing.

        As of October 3, 2009, the Term Loan consists of $18.7 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million maturing on November 22, 2013 ("Tranche 2 Revolver"), under which, there were no amounts outstanding as of October 3, 2009. Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of October 3, 2009 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at October 3, 2009 and through the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Credit Facility at October 3, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility. On August 21, 2009, the Company received a waiver from its lenders with respect to its requirement to furnish certain financial information related to the quarter ended July 4, 2009. Further, the Company provided such information within the prescribed timeframe set-forth in the waiver and, accordingly, the Company was in compliance with its obligations under the Credit Facility during third quarter of fiscal 2009.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company has the option to either prorate such principal payments across the two tranches or to apply to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount would be payable in March 2010 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of October 3, 2009. The Company currently estimates that there will not be any additional excess cash flow requirement with respect to fiscal 2009. No additional amounts were required to be paid under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008. The Company may, at its discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.

        The Company, through its subsidiaries, may make market purchases of the Term Loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of ASC 860. During the first quarter of fiscal 2009, the Company reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

        The interest rate applicable to borrowings under the Tranche 1 Term Loan and Tranche 1 Revolver is based on the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and Tranche 1 Revolver is 225 basis points. Further, the Company may, from time to time, elect to use an Alternate Base Rate for its borrowings under the Revolving Credit Facility and Term Loan based on the bank's base rate plus a margin of 75 to 125 basis points based on the Company's total leverage ratio.

        In accordance with the terms of the Credit Facility, the Company maintained its position in an interest rate swap agreement originally entered into in February 2007. The agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another interest rate swap agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. These agreements are more fully described in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 12, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities."

        There were no daily borrowings under the Revolving Credit Facility for the period from January 4, 2009 to October 3, 2009, and as of October 3, 2009 or January 3, 2009. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of October 3, 2009, the Company has effectively reserved capacity under the Revolving Credit Facility in the amount of $2.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at October 3, 2009. As a result of the Amendment, the Revolving Credit Facility matures in two tranches: $15.0 million on November 22, 2010 and $30.0 million on November 22, 2013.

        As of October 3, 2009, the Company also had other outstanding letters of credit in the amount of $3.3 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at October 3, 2009.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $5.8 million and $12.0 million as of October 3, 2009 and January 3, 2009, respectively. These facilities mature at various dates through March 2010. As of October 3, 2009, the average interest rate of these borrowings was 8.15%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Debt (Continued)

the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of October 3, 2009, the outstanding indebtedness was approximately $34.0 million, consisting of $8.1 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. As of January 3, 2009, the outstanding indebtedness was approximately $35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $6.9 million as of October 3, 2009. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.9 million in September 2012, approximately $25.9 million in April 2016 and the balance of $6.2 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer 2009 scheduled payments under the facility for a period of twelve months; accordingly, the Company has classified previously scheduled current maturities, in the amount of $2.4 million, as long-term debt in its Consolidated Balance Sheet as of October 3, 2009 consistent with the provisions of ASC 470.

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on one-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of October 3, 2009, outstanding indebtedness under the Mexico Credit Facility was approximately $13.8 million.

Note 8. Income Taxes

        During the three and nine months ended October 3, 2009, the Company recognized income tax expense of $2.1 million and $10.3 million, respectively, on consolidated income before income taxes from continuing operations of $5.6 million and $23.3 million. During the three and nine months ended September 27, 2008, the Company recognized income tax expense of $2.5 million and $7.7 million, respectively, on consolidated income before income taxes from continuing operations of $3.1 million and $12.5 million, respectively. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10, "Income Taxes", and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, for the nine months ended October 3, 2009, the Company recorded credits for out-of-period adjustments in the amount of $1.4 million.

        At the time that the Company adopted ASC 740-10, it recorded a liability for unrecognized tax benefits of $9.7 million, which included $5.0 million of interest and penalties. Additionally, the Company

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

increased its unrecognized tax benefits during fiscal 2007 and 2008 by $4.6 million and $2.2 million, respectively.

        During the nine months ended October 3, 2009, the Company decreased the liability for unrecognized tax benefits by $0.5 million, net of additional interest and penalties of $0.5 million. Decreases in the liability from January 3, 2009 include $1.3 million related to the expiration of statute of limitations in China and $1.4 million related to the closure of a French audit. During the nine months ended September 27, 2008, the Company increased the liability for unrecognized tax benefits by $2.2 million, which included interest and penalties of $1.8 million.

        The total unrecognized tax benefits of $16.1 million as of October 3, 2009 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits as of October 3, 2009 was $2.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of foreign taxes and the lapse of statutes of limitations.

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

        As of October 3, 2009, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2001 through 2008. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $3.6 million and $2.3 million at October 3, 2009 and January 3, 2009, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Pension and Postretirement Benefit Plans (Continued)

        Components of net periodic benefit costs for the three and nine months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Current service costs	$528	$633	$1,546	$1,893
Interest costs on projected benefit obligation and other	1,675	1,684	4,914	5,048
Return on plan assets	(1,559)	(1,875)	(4,572)	(5,622)
Amortization of transition obligation and other	125	(24)	370	(72)

Periodic benefit cost, net	$769	$418	$2,258	$1,247

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Current service costs	$9	$9	$26	$27
Interest costs on projected benefit obligation and other	75	84	217	254
Amortization of transition obligation and other	(85)	(96)	(248)	(290)

Periodic benefit cost, net	$(1)	$(3)	$(5)	$(9)

        As of October 3, 2009, the Company had contributed $4.6 million to its pension and postretirement benefit plans for the 2009 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. Such requirements include the funding of a projected benefit obligation calculated based on actuarial assumptions prescribed by Canadian regulations ("Funding Valuation"). As of June 1, 2007 (the date of the most recent Funding Valuation), the projected benefit obligation per the Funding Valuation exceeded the projected benefit obligation calculated in accordance with the authoritative guidance related to retirement benefits. The Company presently anticipates contributing an additional $0.4 million to fund its plans in 2009, for a total of $5.0 million.

Note 10. Stock Option and Restricted Stock Plans

Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of October 3, 2009 and January 3, 2009, the Company had awarded grants of non-qualified stock options to purchase 175,957 shares and 178,622 shares of the Company's Class A Common Stock, respectively. In addition, 164,372 stock options expired without exercise during fiscal 2008. Accordingly, at October 3, 2009, there remain 213,102 stock options not awarded pursuant to the 2003 Option Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of October 3, 2009, with respect to the 175,957 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 9,000 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of October 3, 2009. Accordingly, pursuant to ASC 718, 166,957 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of October 3, 2009. During the first nine months of fiscal 2009, 18,055 options were forfeited as the performance targets for fiscal 2008 were not achieved and an additional 500 options were forfeited due to participant termination. Of such options forfeited, 16,055 are subject to 2009 performance targets and are considered re-granted options in fiscal 2009. During the first nine months of fiscal 2008, the Compensation Committee approved vesting of previously granted stock options and restricted stock at rates in excess of the vesting earned based on actual performance for fiscal 2007. Actual performance for fiscal 2007 would have resulted in vesting approximately 51% of the stock options and restricted stock grants subject to the annual financial performance vesting requirement under the Company's 2003 Option Plan and/or the Company's 2005 Stock Plan, defined below. The Compensation Committee, in exercise of its discretion, granted participants vesting credit equal to 100% of target. As a result, the Company recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. On March 12, 2008, the Compensation Committee, in exercise of its discretion, granted 58 participants vesting credit equal to 100% of target representing 46,603 additional awards with a fair value at the grant date of $0.3 million. As a result, the Company recognized compensation expense in the first quarter of fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were less than $0.1 million for the three months ended September 27, 2008 and $0.7 million for the nine months ended September 27, 2008, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Such costs for the three and nine months ended October 3, 2009 were not material.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

        Information regarding the Company's stock options granted and outstanding as of October 3, 2009 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	132,783	34,174
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in 000s)	$717	$185
For nonvested options:
Compensation cost not yet recognized (in 000s)		$216
Weighted average period of recognition (years)		0.8

        ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that the estimate of forfeiture be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures, if significant, are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

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

        In the first nine months of fiscal 2009 and fiscal 2008, the Company awarded 52,612 and 15,887 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to eighteen months, totaled approximately $0.1 million and $0.3 million for the three and nine months ended October 3, 2009, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 27, 2008, these costs approximated $0.1 million and $0.2 million, respectively.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.2 million for the three and nine months ended October 3, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 27, 2008, these costs

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Option and Restricted Stock Plans (Continued)

approximated $0.1 million and $0.2 million, respectively. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.5 million as of October 3, 2009, and the weighted average period of recognition for such compensation was 0.8 years as of October 3, 2009.

        As of October 3, 2009, there remain 104,096 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        During the first nine months of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company. In addition, 45,395 shares were surrendered during the first nine months of fiscal 2009 by employees to satisfy withholding requirements and 60,047 shares were forfeited. During the first nine months of fiscal 2008, 143,935 restricted shares were awarded to certain employees of the Company. In addition, 35,144 shares were surrendered during the first nine months of fiscal 2008 by employees to satisfy withholding requirements and 11,100 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.1 million and $0.6 million for the three and nine months ended October 3, 2009, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 27, 2008, these costs approximated $0.2 million and $1.5 million, respectively. As of October 3, 2009, awards of 384,329 shares of the Company's Class A Common Stock were outstanding and 97,671 shares were not awarded under the 2005 Stock Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with ASC 718. As of October 3, 2009, of the 384,059 shares awarded and outstanding under the 2005 Stock Plan, 22,525 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of October 3, 2009. Accordingly, 361,804 restricted shares are considered granted under the 2005 Stock Plan as of October 3, 2009. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $1.0 million as of October 3, 2009, and the weighted average period of recognition for such compensation was 1.0 years as of October 3, 2009.

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

        During fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. As of January 3, 2009, awards of 45,947 service-based restricted shares of the Company's Class A Common Stock and 138,022 restricted stock units were outstanding and unvested. As to the restricted stock units, 122,512 awards would vest based on the achievement of 2008 performance targets and the completion of requisite service periods. All restricted stock units will be settled in the form of restricted shares upon vesting. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.6 million and $1.7 million for the three and nine months of fiscal 2009, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The compensation costs related to the 2008 LTI Stock Plan was $0.1 million for the three and nine months ended September 27, 2008. During the first quarter of fiscal 2009, 122,512 performance-based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions. During the second quarter of fiscal 2009, the Company awarded 297,853 service-based restricted shares of the Company's Class A Common Stock and 144,322 restricted stock units, of which 128,746 would vest based on the achievement of 2009 performance targets and the completion of requisite service periods. In addition, 39,136 shares were surrendered to satisfy withholding tax obligations, 5,176 restricted stock units were converted to restricted shares and 1,529 restricted stock units were forfeited. During the third quarter of fiscal 2009, the Company awarded 2,766 service-based restricted shares of the Company's Class A Common Stock and 3,338 restricted stock units, of which 4,164 would vest based on the achievement of 2009 performance targets and the completion of requisite service periods. In addition, 597 restricted shares and 1,849 restricted stock units were forfeited. As of October 3, 2009, awards of 312,009 shares of the Company's Class A Common Stock and 172,404 restricted stock units were outstanding, and 591,993 shares were available for future grant under the 2008 LTI Stock Plan. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $3.5 million as of October 3, 2009, and the weighted average period of recognition for such compensation was 1.0 years as of October 3, 2009.

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in Note 7 "Debt," to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap (the "2009 Swap"), which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

        In accordance with ASC 815, the Company designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment), of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 12 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

        Through June 2009, the Company had a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085% (the "2007 Swap"). This interest rate swap agreement became effective on May 8, 2007 and expired on June 29, 2009. Cash settlements were made quarterly and the floating rate was reset quarterly, coinciding with the reset dates of the Credit Facility.

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $1.0 million and $5.5 million for the three and nine months ended October 3, 2009, respectively. For the three and nine months ended September 27, 2008, the impact was an increase of $1.4 million and $3.0 million, respectively.

        On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of July 4, 2009, the Company has recorded the assets and liabilities associated with the previously unrecognized firm commitment which resulted in the planned termination of the hedging

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Derivative and Other Financial Instruments and Hedging Activities (Continued)

agreement. The following table summarizes the aggregate notional amount and estimated fair value of the Company's derivative instruments as of October 3, 2009 and January 3, 2009 (in thousands):

	As of October 3, 2009		As of January 3, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	$18,693	$324	$240,000	$4,458
Interest rate swaps—undesignated (1)	221,307	3,836	—	—
Foreign currency hedges:
Foreign exchange contracts	—	—	33,322	1,388
Foreign exchange contracts—undesignated	6,207	69	—	—

Net value	$246,207	$4,229	$273,322	$5,846

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011, and a similar agreement that became effective on May 8, 2007 and expired on June 29, 2009.

        The following tables summarize the effect on income by derivative instruments for the following periods:

For the Three Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in Cash Flow Hedging Relationships	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Derivatives designated as hedging instruments:
Interest rate contracts	$(669)	$168	$(1,019)	$(1,386)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

For the Nine Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in Cash Flow Hedging Relationships	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Derivatives designated as hedging instruments:
Interest rate contracts	$(1,540)	$(2,005)	$(5,477)	$(3,026)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

        The Company adopted ASC 820, which outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity's own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). The financial derivatives are valued based on the prevailing market yield information on the date of measurement. The guidance establishes three levels of inputs that may be used to measure fair value, as follows:

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of October 3, 2009. The foreign exchange contracts identified within the table below are recorded on the Company's Consolidated Balance Sheets within both Property, plant and equipment, net and Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company's Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

	As of October 3, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets:
Foreign exchange contract	$69	—	$69	—
Derivative liabilities:
Interest rate swap agreements	(4,160)	—	(4,160)	—
Foreign exchange contract	(69)	—	(69)	—

        The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation. The unrealized loss in the interest rate swap's fair value of $0.7 million during the first nine months of fiscal 2009 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of October 3, 2009.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis, as of October 3, 2009 (in thousands):

	Period Ended October 3, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Long-lived assets held for sale (1)	$2,988	—	$2,988	—
Long-lived assets held and used (2)	4,500	—	3,000	$1,500

(1)
Long-lived assets held for sale reflect the current sales price at which certain property held for sale is currently being marketed based on local market conditions, less costs to sell. This does not include the assets of the Company's Fabpro Oriented Polymers, LLC ("Fabpro") subsidiary. See Note 17 "Discontinued Operations" for a discussion of assets held for sale of Fabpro. In September 2009, the Company completed the sale of Fabpro and received cash consideration in excess of the stated net carrying value of Fabpro assets and liabilities.

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

        The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company's long-term debt and short-term borrowings as of October 3, 2009 and January 3, 2009 is presented in the following table (in thousands):

	As of October 3, 2009		As of January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$339,988	$331,547	$401,678	$293,475
Short-term borrowings	5,768	5,768	11,987	11,987

	$345,756	$337,315	$413,665	$305,462

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic income from continuing operations per common share to diluted income from continuing operations per common share for the three and nine months ended October 3, 2009 (in thousands, except per share data):

	Income from Continuing Operations (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended October 3, 2009
Basic	$6,325	19,686.1	$0.32
Potential shares exercisable under share-based plans		259.7
Less: shares which could be repurchased under treasury stock method		(162.5)

Diluted	$6,325	19,783.3	$0.32

Nine months ended October 3, 2009
Basic	$16,219	19,552.1	$0.83
Potential shares exercisable under share-based plans		179.2
Less: shares which could be repurchased under treasury stock method		(140.8)

Diluted	$16,219	19,590.5	$0.83

        Under the treasury stock method, for the three months ended October 3, 2009 shares represented by the exercise of 34,842 options, and 72,407 nonvested restricted shares were not included in diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended October 3, 2009 shares represented by the exercise of 50,897 options, and 74,177 nonvested restricted shares were not included in diluted earnings per share because to do so would have been anti-dilutive.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic income from continuing operations per common share to diluted income from continuing operations per common share for the three and nine months ended September 27, 2008 (in thousands, except per share data):

	Income from Continuing Operations (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended September 27, 2008
Basic	$2,322	19,335.5	$0.12
Potential shares exercisable/earned under share-based plans		300.8
Less: shares which could be repurchased under treasury stock method		(162.4)

Diluted	$2,322	19,473.9	$0.12

Nine months ended September 27, 2008
Basic	$6,407	19,257.8	$0.33
Potential shares exercisable/earned under share-based plans		300.8
Less: shares which could be repurchased under treasury stock method		(140.4)

Diluted	$6,407	19,418.2	$0.33

        Under the treasury stock method, shares represented by the exercise of 35,080 options, and 98,073 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

        As of October 3, 2009, the Company's authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share and Shareholders' Equity (Continued)

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the nine months ended October 3, 2009 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
	Total	Comprehensive Income	Retained Deficit	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 3, 2009	$93,211		$(131,089)	$18,370	$195	192,796	$12,939
Compensation recognized on share-based awards	2,779				4	2,775
Surrender of shares to satisfy withholding tax obligations	(357)					(357)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other fresh start adjustments	1,610					1,610
Adjustment of noncontrolling interest	(704)			(576)		1,609	(1,737)
Comprehensive income:
Net income	25,904	$25,904	29,045				(3,141)
Other comprehensive income, net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	515	515		515
Employee benefit plans	(254)	(254)		(254)
Currency translation adjustments	8,264	8,264		8,113			151

Other comprehensive income	8,525	8,525

Comprehensive income	34,429	$34,429

Balance, October 3, 2009	$130,968		$(102,044)	$26,168	$199	$198,433	$8,212

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualifies as an asset held for sale and, consistent with ASC 360, presented Fabpro as a discontinued operation for all reported periods presented. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the three and nine months ended October 3, 2009 and the three and nine months ended September 27, 2008 relating to special charges, net that have not been allocated to the segment data.

        Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales
Nonwovens	$202,696	$257,834	$581,583	$730,960
Oriented Polymers	20,326	26,287	57,489	81,458

	$223,022	$284,121	$639,072	$812,418

Operating income
Nonwovens	$27,342	$11,924	$80,148	$52,113
Oriented Polymers	(494)	2,198	937	4,392
Unallocated Corporate	(6,396)	(4,933)	(17,602)	(18,763)

	20,452	9,189	63,483	37,742
Special charges, net	(1,783)	(1,687)	(10,556)	(4,844)

	$18,669	$7,502	$52,927	$32,898

Depreciation and amortization expense
Nonwovens	$11,686	$10,978	$34,493	$33,814
Oriented Polymers	264	513	1,019	1,918
Unallocated Corporate	346	131	558	388

Depreciation and amortization expense included in operating income	12,296	11,622	36,270	36,120
Amortization of loan acquisition costs	329	345	937	1,036

	$12,625	$11,967	$37,207	$37,156

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Capital spending
Nonwovens	$18,591	$7,326	$33,332	$27,437
Oriented Polymers	191	52	205	458
Corporate	37	125	172	519

	$18,819	$7,503	$33,709	$28,414

	October 3, 2009	January 3, 2009
Division assets
Nonwovens	$713,292	$717,814
Oriented Polymers	37,388	39,194
Corporate	8,124	1,619
Discontinued Operations	—	31,760
Eliminations	(82,239)	(87,925)

	$676,565	$702,462

        Geographic Data:

        Geographic data for the Company's continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales
United States	$78,709	$102,287	$226,447	$293,261
Canada	19,393	25,802	55,520	78,757
Europe	36,087	50,688	111,365	154,034
Asia	28,176	33,882	78,519	91,314
Latin America	60,657	71,462	167,221	195,052

	$223,022	$284,121	$639,072	$812,418

Operating income
United States	$2,363	$(3,225)	$10,671	$(1,216)
Canada	(943)	1,693	567	3,162
Europe	1,288	2,466	2,567	8,004
Asia	6,290	4,814	17,283	12,098
Latin America	11,454	3,441	32,395	15,694

	20,452	9,189	63,483	37,742
Special charges, net	(1,783)	(1,687)	(10,556)	(4,844)

	$18,669	$7,502	$52,927	$32,898

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Depreciation and amortization expense
United States	$3,365	$3,873	$10,602	$11,616
Canada	422	505	1,197	1,876
Europe	1,656	1,522	5,390	5,507
Asia	2,333	2,240	7,001	6,566
Latin America	4,520	3,482	12,080	10,555

Depreciation and amortization expense included in operating income	12,296	11,622	36,270	36,120
Amortization of loan acquisition costs	329	345	937	1,036

	$12,625	$11,967	$37,207	$37,156

	October 3, 2009	January 3, 2009
Property, plant and equipment, net
United States	$93,285	$105,379
Canada	5,188	5,558
Europe	34,372	37,354
Asia	56,711	62,826
Latin America	149,893	127,145

	$339,449	$338,262

Note 15. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Included in operating income	$(308)	$2,301	$(2,509)	$439
Included in other expense (income)	2,147	(3,596)	6,614	(4,002)

	$1,839	$(1,295)	$4,105	$(3,563)

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Foreign Currency and Other (Gain) Loss, Net (Continued)

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

Note 17. Discontinued Operations

        During the fiscal quarter ended July 4, 2009, the Company determined that, in accordance with ASC 360, the assets of Fabpro represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and the Company will have no continuing involvement in the operations of the business after the disposal transaction. The Company decided to sell this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009.

        As a result, this business has been accounted for as a discontinued operation in accordance with the authoritative guidance for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets as at January 3, 2009. In accordance with the authoritative guidance related to the reporting of cash flows, the Company elected not to separate the disclosure of cash flows pertaining to discontinued operations. Net cash flows from investing and financing activities of the discontinued operation were not significant.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Discontinued Operations (Continued)

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$5,052	$16,916	$35,923	$53,285

Pre-tax income (loss)	$446	$1,100	$4,353	$819
Income tax expense	—	—	—	—

Net income (loss)	$446	$1,100	$4,353	$819

        During the three and nine months ended October 3, 2009, pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 27, 2008, pre-tax income of discontinued operations includes such interest expense of $0.4 million and $1.4 million, respectively. Income tax expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.

        The Company has recognized a gain on the sale of Fabpro of approximately $8.5 million for the three and nine month periods ended October 3, 2009. There were no income taxes associated with such gain due to the utilization of net operating loss carryforwards, for which, a valuation allowance had been previously established. The definitive purchase agreement for the Fabpro sale provides for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. The Company anticipates that the final working capital purchase price adjustment will be resolved in fourth quarter 2009.

        The following assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Balance Sheets as of January 3, 2009 (in thousands):

Accounts receivable, net	$8,185
Inventories	14,221
Property, plant and equipment, net	9,328
Other assets	26

Assets of discontinued operations	$31,760

Accounts payable and accrued liabilities	$7,863

Liabilities of discontinued operations	$7,863

Note 18. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first nine months of fiscal 2009 included the surrender of 85,368 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.4 million to satisfy employee withholding tax

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 18. Supplemental Cash Flow Information (Continued)

obligations. Also, the Company recorded $6.2 million of property, plant and equipment additions, for which payment had not been made as of October 3, 2009.

        Noncash investing or financing activities in the first nine months of fiscal 2008 included the surrender of 39,081 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.5 million to satisfy employee withholding tax obligations.

Note 19. Subsequent Events

        On October 17, 2009, the Company announced that Robert J. Kocourek gave notice of his intention to resign as Chief Financial Officer immediately after the filing of the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2009 (the "10-Q Filing Date"). Mr. Kocourek's employment with the Company will end on April 16, 2010 to assist with a smooth transition of his responsibilities. The Company's Board of Directors is conducting a search for a new Chief Financial Officer. Until such search is completed, Keith B. Hall, a member of the Board and several of its committees, including the Audit Committee, will serve as the Company's interim Chief Financial Officer effective immediately after the 10-Q Filing Date.

        On October 30, 2009, the Company announced that it completed a purchase transaction to purchase the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. from its partner, Guillermo E. Kraves.

        On November 2, 2009 the Company announced that on October 30, 2009, it had entered into an Asset Transfer Agreement with Grupo Corinpa, S.L. ("Grupo Corinpa"), Parametro Technologico, S.L.U. ("PGI Spain"), Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo") pursuant to which the Company will acquire the nonwovens businesses of Tesalca-Texnovo, which are headquartered in Barcelona, Spain, from Grupo Corinpa in a two phase transaction. Phase I is expected to close by the end of November 2009, subject to customary closing conditions.

        In Phase I, PGI Spain will purchase certain assets and the operations of the businesses of Tesalca-Texnovo, including the net operating working capital (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. The personnel of the businesses will become employees of PGI Spain. Phase II of the transaction, if it occurs, would consist of put/call options with respect to the Phase II Assets, consisting primarily of property and equipment, leased during Phase I, which would include the purchase of such assets and satisfaction of Tesalca-Texnovo debt obligations.

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

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market was in excess of $20.0 billion in annual sales in 2008. Historically, the global market has been expected to grow at a five-year compound annual growth rate (CAGR) of 6.0 to 8.0%. The recent decline in macro-economic conditions have negatively impacted certain market segments, specifically durable products used in industrial applications. The recent severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market, specifically in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. However, the overall growth rate expectation is lower than prior year indications. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

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

        During the quarter ended July 4, 2009, we determined that, pursuant to Financial Accounting Standards Accounting Standards Codification ("ASC") Topic 360, the assets of Fabpro Oriented Polymers, LLC ("Fabpro") represent assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.

        As a result, Fabpro has been accounted for as a discontinued operation for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first nine months of fiscal 2009, we have experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and are experiencing significant volatility in resin prices. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

        Subsequent to the end of third quarter, we announced that we completed a purchase transaction to purchase the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. We entered into an Asset Transfer Agreement with Grupo Corinpa, S.L. ("Grupo Corinpa"), Parametro Technologico, S.L.U. ("PGI Spain"), Tesalca-99, S.A. and Texnova, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnova") pursuant to which we will acquire the nonwovens businesses of Tesalca-Texnovo, which is headquartered in Barcelona, Spain, from Grupo Corinpa in a two-phase transaction. Phase I is expected to close by the end of November 2009, subject to customary closing conditions. See Note 19 "Subsequent Events" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

        In the future, we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for commodity roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to our 2008 Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

        As described above in "Raw Materials" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," we may be significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the nine months ended October 3, 2009, we generated an overall gross margin of approximately 22%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through mid-fiscal 2008. There are many contributors to the improvement in gross margin, with the increase primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009. During the first nine months of fiscal 2009, there was a significant increase in the cost of polypropylene resin and we have experienced significant volatility in resin prices throughout fiscal 2009. Additionally, we expect to see increases in contracted selling prices in the fourth quarter of fiscal 2009 due to the quarterly lag effect of the recent increase in average raw material costs for the September quarter of fiscal 2009 versus the June quarter of fiscal 2009. Therefore, the results generated for the first nine months of fiscal 2009 may not be indicative of financial performance achieved for the remainder of the 2009 fiscal year.

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three and nine months ended October 3, 2009 in comparison to such items for the three and nine months ended September 27, 2008 and in comparison with the 2007 and 2008 fiscal years:

			Three Months Ended		Nine Months Ended
	Fiscal Year Ended
			October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	55.0	53.6	46.8	56.5	45.8	55.6
Labor	7.2	7.6	8.1	7.3	8.1	7.3
Overhead	21.4	22.6	23.9	21.9	24.3	21.5

	83.6	83.8	78.8	85.7	76.2	84.4

Gross profit	16.4	16.2	21.2	14.3	21.8	15.6
Selling, general and administrative expenses	11.0	10.3	12.3	10.2	12.4	10.9
Special charges, net	1.9	6.2	0.8	0.6	1.7	0.6
Other operating (income) loss, net	0.5	(0.1)	(0.3)	0.8	(0.6)	0.1

Operating income (loss)	3.0	(0.2)	8.4	2.7	8.3	4.0
Other expense (income):
Interest expense, net	2.9	3.0	2.4	2.7	3.0	2.9
Gain on reacquisition of debt	—	—	—	—	(0.4)	—
Loss on extinguishment of debt	—	—	2.3	—	0.8	—
Foreign currency and other (gain) loss, net	(0.2)	(0.2)	1.2	(1.1)	1.3	(0.4)

Income (loss) before income taxes and discontinued operations	0.3	(3.0)	2.5	1.1	3.6	1.5
Income tax expense	0.6	0.9	0.9	0.9	1.6	0.9

Income (loss) from continuing operations	(0.3)	(3.9)	1.6	0.2	2.0	0.6
Income from discontinued operations	0.2	0.0	0.2	0.4	0.7	0.1
Gain on sale of discontinued operations			3.8		1.3

Net income from discontinued operations	0.2	0.0	4.0	0.4	2.0	0.1

Net income (loss)	(0.1)	(3.9)	5.6	0.6	4.0	0.7
Less: net (income) loss attributable to noncontrolling interests	0.6	(0.2)	1.3	0.6	0.5	0.2

Net income (loss) attributable to Polymer Group, Inc.	0.5%	(4.1)%	6.9%	1.2%	4.5%	0.9%

Comparison of Three Months Ended October 3, 2009 and September 27, 2008

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended October 3, 2009, the three months ended September 27, 2008 and the corresponding change (in millions):

	Three months ended
	October 3, 2009	September 27, 2008	Change
Net sales
Nonwovens	$202.7	$257.8	$(55.1)
Oriented Polymers	20.3	26.3	(6.0)

	$223.0	$284.1	$(61.1)

Operating income (loss)
Nonwovens	$27.4	$11.9	$15.5
Oriented Polymers	(0.5)	2.2	(2.7)
Unallocated Corporate, net of eliminations	(6.4)	(4.9)	(1.5)

	20.5	9.2	11.3
Special charges, net	(1.8)	(1.7)	(0.1)

	$18.7	$7.5	$11.2

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $223.0 million for the three months ended October 3, 2009, a decrease of $61.1 million, or 21.5%, from the comparable period of fiscal 2008 net sales of $284.1 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 21.4%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 22.8% from 2008 results. A reconciliation of the change in net sales between the three months ended October 3, 2009 and the three months ended September 27, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended September 27, 2008	$257.8	$26.3	$284.1
Change in sales due to:
Volume	(21.3)	(4.8)	(26.1)
Price/mix	(25.1)	(0.8)	(25.9)
Foreign currency translation	(8.7)	(0.4)	(9.1)

Net sales—three months ended October 3, 2009	$202.7	$20.3	$223.0

        The net volume decline of $21.3 million in Nonwovens sales includes declines predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were primarily due to the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S. and European regions. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumber wrap volumes, reduced demand for protective apparel fabrics and recessionary impacts.

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

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $9.1 million due to the unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for the three months ended October 3, 2009 improved to 21.2% from 14.3% in the third quarter of fiscal 2008, primarily driven by lower raw material costs (which were partially offset by lower selling prices required by contract terms, and where appropriate based on market conditions), offset by lower volumes and higher manufacturing costs, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, during fiscal 2009. The raw material component of the cost of goods sold as a percentage of net sales decreased from 56.5% in 2008 to 46.8% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from the three month period of fiscal 2008 to the comparable period of 2009. As a percentage of sales, labor increased from 7.3% to 8.1% and overhead increased from 21.9% to 23.9%. All of the above percentages were also impacted by reductions in selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income (loss) between the three months ended September 27, 2008 and the three months ended October 3, 2009 is presented in the following table (in millions):

Operating income—three months ended September 27, 2008	$7.5
Change in operating income due to:
Price/mix	(26.6)
Lower raw material costs	39.7
Volume	(4.9)
Higher manufacturing costs	(0.2)
Foreign currency	3.3
Lower depreciation and amortization expense	0.7
Higher special charges, net	(0.1)
Increased share-based compensation costs	(0.5)
All other, primarily lower SG&A spending	(0.2)

Operating income—three months ended October 3, 2009	$18.7

        Consolidated operating income was $18.7 million for the three months ended October 3, 2009 as compared to $7.5 million of income in the comparative period in 2008. The cost of certain raw materials, especially polypropylene resin had a $39.7 million positive impact on operating income for the third quarter of fiscal 2009, which was partially offset by sales price/mix of $26.6 million primarily resulting from price decreases related to the pass-through of lower raw material costs. Operating income was also negatively impacted by lower sales volumes, higher manufacturing costs in certain locations, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, and higher special charges.

        Selling, general and administrative expenses decreased $1.6 million, from $29.0 million in 2008 to $27.4 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar. Selling, general and administrative costs as a percent of net sales increased from 10.2% in the third quarter of fiscal 2008 to 12.3% for the same period of fiscal 2009. This percentage is impacted by the reduction in selling prices resulting from the pass-through of lower raw material costs.

        Special charges for the three months ended October 3, 2009 of approximately $1.8 million included a non-cash impairment charge of (i) $0.3 million related to the write-down of certain property and equipment in Neunkirchen, Germany, to estimated fair value less costs to sell, (ii) restructuring and plant realignment costs comprised of $1.3 million of severance and other shutdown costs primarily related to facilities in the United States; and (iii) $0.2 million of abandoned acquisition costs.

Interest and Other Expense

        Net interest expense decreased $2.2 million, from $7.6 million during the three months ended September 27, 2008 to $5.4 million during the three months ended October 3, 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings, lower interest rates and costs associated with an interest rate swap agreement that expired in June 2009, partially offset by higher interest costs related to subsidiary debt obligations.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011 which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 11 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

        During the three months ended October 3, 2009, we incurred costs related to the amendment of our Credit Facility. As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss of extinguishment of debt in the Consolidated Statement of Operations.

        Foreign currency and other loss (gain), net decreased by $5.8 million, from a $3.2 million gain during the third quarter of fiscal 2008 to a $2.6 million loss in the third quarter of fiscal 2009, primarily due to the effect of movement in foreign currency rates.

Income Tax Expense

        During the three months ended October 3, 2009, we recognized income tax expense of $2.1 million on consolidated income before income taxes of $5.6 million. During the three months ended September 27, 2008, we recognized income tax expense of $2.5 million on consolidated income before income taxes of $3.1 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, income tax expense for the three months ended October 3, 2009 includes out-of-period credits in the amount of approximately $0.9 million.

Discontinued Operations

        Income from operation of discontinued business is comprised of the net operating results of Fabpro for the third quarters of fiscal 2009 and fiscal 2008. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. The Company completed the sale of Fabpro during the third quarter of fiscal 2009, and therefore income from discontinued operations decreased $0.7 million, from $1.1 million during the three months ended September 27, 2008 to $0.4 million during the three months ended October 3, 2009.

        We have recognized a gain on the sale of Fabpro of approximately $8.5 million for the three month period ended October 3, 2009. The definitive purchase agreement for the Fabpro sale provides for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. We anticipate that the final working capital purchase price adjustment will be resolved in fourth quarter 2009 and does not expect such adjustment to be material.

Net (Income) Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. These interests include a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). Additionally, (income) loss attributable to noncontrolling interests for the three months ended October 3, 2009 includes out-of-period adjustments in the amount of approximately $3.0 million.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $15.2 million, or $0.77 per share, for the three months ended October 3, 2009 compared to $3.4 million, or $0.18 per share, for the three months ended September 27, 2008.

Comparison of Nine Months Ended October 3, 2009 and September 27, 2008

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro and sets forth components of our net sales and operating income (loss) by operating division for the nine months ended October 3, 2009, the nine months ended September 27, 2008 and the corresponding change (in millions):

	Nine months ended
	October 3, 2009	September 27, 2008	Change
Net sales
Nonwovens	$581.6	$731.0	$(149.4)
Oriented Polymers	57.5	81.4	(23.9)

	$639.1	$812.4	$(173.3)

Operating income (loss)
Nonwovens	$80.2	$52.1	$28.1
Oriented Polymers	0.9	4.4	(3.5)
Unallocated Corporate, net of eliminations	(17.6)	(18.8)	1.2

	63.5	37.7	25.8
Special charges, net	(10.6)	(4.8)	(5.8)

	$52.9	$32.9	$20.0

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $639.1 million for the nine months ended October 3, 2009, a decrease of $173.3 million, or 21.3%, from the comparable period of fiscal 2008 net sales of $812.4 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 20.4%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 29.4% from 2008 results. A reconciliation of the change in net sales between the nine months ended October 3, 2009 and the nine months ended September 27, 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—nine months ended September 27, 2008	$731.0	$81.4	$812.4
Change in sales due to:
Volume	(64.5)	(22.3)	(86.8)
Price/mix	(54.6)	0.7	(53.9)
Foreign currency translation	(30.3)	(2.3)	(32.6)

Net sales—nine months ended October 3, 2009	$581.6	$57.5	$639.1

        The net volume decline of $86.8 million in Nonwovens sales includes declines in all regions except Asia, but predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were primarily due to the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S. and European regions.

Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumber wrap volumes, reduced demand for protective apparel fabrics and recessionary impacts.

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

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $32.6 million due to the unfavorable foreign currency translation. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for the nine months ended October 3, 2009 improved to 21.8% from 15.6% in the nine months of fiscal 2008, primarily driven by lower raw material costs (which were partially offset by lower selling prices required by contract terms, and where appropriate based on market conditions), offset by lower volumes and higher manufacturing costs, including increased spending in certain cost categories coupled with lower absorption related to volume decreases during fiscal 2009. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.6% in 2008 to 45.8% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from the nine-month period of fiscal 2008 to the comparable period of 2009. As a percentage of sales, labor increased from 7.3% to 8.1%, and overhead increased from 21.5% to 24.3%. All of the above percentages were also impacted by lower selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income (loss) between the nine months ended September 27, 2008 and the nine months ended October 3, 2009 is presented in the following table (in millions):

Operating income—nine months ended September 27, 2008	$32.9
Change in operating income due to:
Price/mix	(57.1)
Lower raw material costs	104.8
Volume	(20.8)
Higher manufacturing costs	(10.3)
Foreign currency	3.8
Lower depreciation and amortization expense	0.4
Higher special charges, net	(5.7)
Decreased share-based compensation costs	(0.1)
All other, primarily lower SG&A spending	5.0

Operating income—nine months ended October 3, 2009	$52.9

        Consolidated operating income was $52.9 million for the nine months ended October 3, 2009 as compared to $32.9 million of income in the comparative period in 2008. The cost of certain raw materials, especially polypropylene resin, had a $104.8 million positive impact on operating income, which was partially offset by sales price/mix of $57.1 million primarily resulting from price decreases related to the pass-through of lower raw material costs. Operating income was also negatively impacted by lower sales volumes, higher manufacturing costs in certain locations, including increased spending in certain cost categories coupled with lower absorption related to volume decreases, and higher special charges.

        Selling, general and administrative expenses decreased $8.9 million, from $88.2 million in 2008 to $79.3 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar of approximately $4.5 million, lower incentive compensation costs of approximately $2.6 million and the absence of executive separation and termination costs of approximately $1.6 million in fiscal 2008. Selling, general and administrative costs as a percent of net sales increased from 10.9% in the first nine months of fiscal 2008 to 12.4% for the same period of fiscal 2009. This percentage is impacted by the reduction in selling prices resulting from the pass-through of lower raw material costs.

        Special charges for the nine months ended October 3, 2009 of approximately $10.6 million included non-cash impairment charges of $3.4 million related to the write-down of certain property and equipment In North Little Rock, Arkansas, and Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs comprised of: (i) $3.1 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (ii) $3.4 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada, and $0.3 million of abandoned acquisition costs.

Interest and Other Expense

        Net interest expense decreased $3.8 million, from $23.2 million during the nine months ended September 27, 2008 to $19.4 million during the nine months ended October 3, 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates, and costs associated with an interest rate swap agreement that expired in June 2009, partially offset by higher interest costs related to subsidiary debt obligations.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011 which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 11 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

        During the nine months ended October 3, 2009, we incurred costs related to the amendment of our Credit Facility. As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss of extinguishment of debt in the Consolidated Statement of Operations.

        During the first quarter of fiscal 2009, we reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss (gain), net decreased by $10.4 million, from a $2.8 million gain during the first nine months of fiscal 2008 to a $7.6 million loss in the first nine months of fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During the nine months ended October 3, 2009, we recognized income tax expense of $10.3 million on consolidated income before income taxes of $23.3 million. During the nine months ended September 27, 2008, we recognized income tax expense of $7.7 million on consolidated income before income taxes of $12.5 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. Additionally, income tax expense for the nine months ended October 3, 2009 includes out-of-period credits in the amount of approximately $1.4 million.

Discontinued Operations

        Income from operation of discontinued business is comprised of the net operating results of Fabpro for the nine-month periods of fiscal 2009 and 2008. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. The Company completed the sale of Fabpro during the third quarter of fiscal 2009, and therefore income from discontinued operations increased $3.5 million, from an income of $0.8 million during the nine months ended September 27, 2008 to income of $4.4 million during the nine months ended October 3, 2009.

        We have recognized a gain on the sale of Fabpro of approximately $8.5 million for the nine month period ended October 3, 2009. The definitive purchase agreement that underlies the Fabpro sale provides for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. We anticipate that the final working capital purchase price adjustment will be resolved in fourth quarter 2009 and does not expect such adjustment to be material.

Net (Income) Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. These interests include a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). Additionally, (income) loss attributable to noncontrolling interests during the nine months ended October 3, 2009 include out-of-period adjustments in the amount of approximately $0.6 million.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $29.0 million, or $1.48 per share, for the nine months ended October 3, 2009 compared to $7.2 million, or $.37 per share, for the nine months ended September 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansion are currently funds generated from operations and borrowing availability under the Credit Facility, consisting of a Term Loan of $410.0 million and a Revolving Credit Facility of $45.0 million at the original borrowing date. As a result of an amendment to the Credit Facility on September 17, 2009 (the "Amendment"), the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan was extended to November 22, 2014 with the remainder due November 22, 2012 (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments). In addition, the maturity date of approximately $30.0 million of our available $45.0 million Revolving Credit Facility was extended to November 22, 2013, under certain circumstances summarized below, with the remaining $15.0 million being subject to termination on November 22, 2010. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At October 3, 2009, we were in compliance with such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of October 3, 2009, we had no outstanding borrowings under the Revolving Credit Facility and capacity under the Revolving Credit Facility had been reserved for outstanding letters of credit in the amount of $2.7 million. As of October 3, 2009, we also had other outstanding letters of credit in the amount of $3.3 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at October 3, 2009.

	October 3, 2009	January 3, 2009
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$56.3	$45.7
Working capital	160.1	183.7
Total assets	676.6	702.5
Total debt	345.8	413.7
Total equity	131.0	93.2

	Nine Months Ended
	October 3, 2009	September 27, 2008
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$79.5	$34.4
Net cash used in investing activities	(0.5)	(27.4)
Net cash used in financing activities	(68.9)	(11.3)

Operating Activities

        Net cash provided by operating activities was $79.5 million during the first nine months of fiscal 2009, a $45.1 million increase from the $34.4 million provided by operating activities during the first nine months of fiscal 2008.

        We had working capital of approximately $160.1 million at October 3, 2009 compared with $183.7 million at January 3, 2009. Accounts receivable at October 3, 2009 was $127.4 million as compared to $125.8 million on January 3, 2009, an increase of $1.6 million. The net increase in accounts receivable during the first nine months of fiscal 2009 is primarily attributable to (i) the effects of currency movements, (ii) the curtailment in our U.S. company-based receivable factoring program, and (iii) an increase in the days sales outstanding, partially offset by increased reserves for potentially uncollectible accounts. Although accounts receivable represented approximately 52 days of sales outstanding at October 3, 2009 as compared to 45 days of sales outstanding at January 3, 2009, we believe that our increased reserves adequately protect us against foreseeable increased collection risk.

        In fiscal 2004, we entered into factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time. Given the continued tightness in the global credit markets and the present difficulties experienced by some of the companies that participate in the factoring market, we decided to curtail our factoring programs during the third quarter, resulting in a decrease in such funding of approximately $11.0 million and an increase in days sales outstanding, as noted above.

        Inventories at October 3, 2009 were $101.1 million, a decrease of $6.6 million from inventories at January 3, 2009 of $107.7 million, with component decreases in finished goods, work-in-process and raw materials of $0.2 million, $3.0 million and $3.4 million, respectively. The net decrease in inventory during the first nine months of fiscal 2009 is primarily attributable to lower quantities of goods on hand at October 3, 2009, partially offset by (i) the effects of currency movements, (ii) higher unit costs related to inventory at the end of the third quarter of fiscal 2009 compared to year-end 2008 costs and (iii) a reduction in inventory reserves of approximately $1.2 million during the first nine months of fiscal 2009. We had inventory representing approximately 52 days of cost of sales on hand at October 3, 2009 compared to 47 days of cost of sales on hand at January 3, 2009.

        Accounts payable and accrued liabilities at October 3, 2009 were $132.7 million as compared to $126.0 million at January 3, 2009, an increase of $6.7 million. Accounts payable and accrued liabilities represented approximately 69 days of cost of sales outstanding at October 3, 2009 compared to 55 days of cost of sales outstanding at January 3, 2009. The net increase in accounts payable and accrued liabilities from January 3, 2009 to October 3, 2009 included an increase of approximately $6.2 million related to amounts due and payable relating to the purchase of equipment and higher raw material unit costs, partially offset by more timely payment of trade payables in Latin America. Excluding the increase due to capital spending, accounts payable and accrued liabilities represented approximately 66 days of cost of sales outstanding at October 3, 2009. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and reductions in restructuring accruals.

        Our restructuring and plant realignment activities in fiscal 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs in the first nine months of fiscal 2009 are comprised of: (i) $3.1 million of severance and other shut-down costs in Europe; (ii) $2.3 million of severance and other shutdown costs related to the North Little Rock, Arkansas facility; (iii) $1.1 million of severance and other shutdown costs related to other previously announced facility closings in the U.S.; and (iv) $0.2 million of severance costs related to restructuring initiatives in Canada. The restructuring and plant realignment costs in the first nine months of fiscal 2008 are comprised of: (i) $3.3 million of equipment relocation, other shut-down costs and employee termination costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, (ii) $0.9 million of costs related to the previously announced closure of the Landisville, New Jersey plant, which ceased production operations as of August 19, 2008, and (iii) $0.5 million of costs related to a management restructuring within our Latin America operations; and (iv) $0.4 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

        We expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $17.0 million to $18.0 million associated with approved restructuring initiatives, of which $2.2 million has been accrued as of October 3, 2009.

Investing and Financing Activities

        Net cash used for investing activities amounted to $0.5 million and $27.4 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. Capital expenditures during the first nine months of 2009 totaled $33.7 million, an increase of $5.3 million from capital spending of $28.4 million in the same period in 2008. A significant portion of the capital expenditures in 2009 related to the construction of a new spunmelt line at our facility near San Luis Potosi, Mexico. Also, investing activities during the first nine months of fiscal 2009 and 2008 included proceeds from the sale of assets of $33.4 million and $1.5 million, respectively. The proceeds from the sale of Fabpro, which is discussed in Note 17, "Discontinued Operations" included in Item 1 of Part I to this Quarterly Report on Form 10-Q, are included in fiscal 2009. We estimate our annual minimum sustaining capital expenditures to be as high as $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        Net cash used in financing activities amounted to $68.9 million in the first nine months of fiscal 2009, compared to $11.3 million of net cash used in financing activities in the first nine months of fiscal 2008. In the first nine months of 2009, we repaid, on a net basis, $52.0 million of debt whereas we repaid, on a net basis, $11.3 million of debt in the first nine months of fiscal 2008. Of the repayments made in fiscal 2009, $33.0 million was associated with the remittance of proceeds received from the sale of Fabpro and $24.0 million was repaid in conjunction with the execution of the Amendment. Additionally, in the first nine months of 2009, we used $12.3 million to repurchase $15.0 million of our Term Loan.

Dividends

        Our Board of Directors has not declared a dividend on our common stock since emergence from bankruptcy in March 2003.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary

        As discussed more fully in Note 7 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of October 3, 2009, the Term Loan consists of $18.7 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million maturing on November 22, 2013 ("Tranche 2 Revolver"), under certain circumstances described below. Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly. In conjunction with the Amendment, we were required to repay approximately $24.0 million of the net outstanding borrowings under the Term Loan.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of our assets, our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility, as amended, requires that we maintain a leverage ratio of not more than 3.50:1.00 as of October 3, 2009 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at October 3, 2009 and for the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. We were in compliance with the financial covenants under the Credit Facility at October 3, 2009. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results, or any increases in indebtedness not supported by sufficient increases in Consolidated EBITDA (as defined in the Credit Facility) will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility. On August 21, 2009, we received a waiver from our Lenders with respect to our requirement to furnish certain financial information related to the quarter ended July 4, 2009. Further, we provided such information within the prescribed timeframe set-forth in the waiver and we were in compliance with our obligations under the Credit Facility during the third quarter 2009.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter and requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. We currently estimate that the excess cash flow payment with respect to fiscal 2009, which would be payable in March 2010, will be lower than the amount of repayments already made on the Term Loan during fiscal 2009 and that no additional amounts will be due with respect to fiscal 2009. No additional amounts were required to be paid under the excess cash flow provisions of the Credit Facility with respect to fiscal 2008. We may, at our discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire our debt in conjunction with our debt repurchase program.

        We may, through our subsidiaries, make market purchases of our Term Loan under the Credit Facility from our existing lenders at a discount to the carrying value of our debt. Under these agreements, to the extent of the amount of debt acquired, our subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. We will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognize such liability in accordance with the provisions of FASB ASC 860 "Transfers and Servicing."

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. In March 2009 we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The interest rate applicable to borrowings under the Credit Facility is based on either of the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and the Tranche 1 Revolving is 225 basis points. The applicable margin for borrowings under the Tranche 2 Term Loan and the Tranche 2 Revolver is 450 basis points (with a LIBOR floor of 2.5%). Further, we may, from time to time, elect to use an Alternate Base Rate for our borrowings under the Revolving Credit Facility and Term Loan based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio.

        In accordance with the terms of the Credit Facility, we maintained our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into an interest rate swap agreement (the "2009 Swap"), which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment the Company concluded that 92%, (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment), of the $3.9 million of cumulative liability related to the 2009 Swap and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 12, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        There were no daily borrowings under the Revolving Credit Facility for the period from January 4, 2009 to October 3, 2009, and as of October 3, 2009 or January 3, 2009. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of October 3, 2009, we have effectively reserved capacity under the Revolving Credit Facility in the amount of $2.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at October 3, 2009. The $15.0 million Tranche 1 Revolving matures on November 22, 2010. The $30.0 million Tranche 2 Revolver matures on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012, and if that is the case, then the Tranche 2 Revolver matures on August 24, 2012;

        As of October 3, 2009, we also had other outstanding letters of credit in the amount of $3.3 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at October 3, 2009.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of October 3, 2009, this debt is comprised of long-term facilities of $47.8 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $9.5 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $5.8 million at October 3, 2009, which facilities mature at various dates through March 2010 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets.

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

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $17.0 million to $18.0 million, of which $2.2 million has been accrued as of October 3, 2009. Additionally, we currently anticipate future proceeds in the range of approximately $7.6 million to $8.2 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2010.

        During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statement of Cash Flows. Investing and financing activities of Fabpro were not significant during any of the periods presented on in this Quarterly Report on Form 10-Q. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million has been applied to reduce amounts outstanding under the Term Loan.

        On October 30, 2009, we entered into an Asset Transfer Agreement (the "Asset Transfer Agreement") with Grupo Corinpa, S.L. ("Grupo Corinpa"), Parametro Technologico, S.L.U. ("PGI Spain"), Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo") under which we will acquire the nonwovens businesses of Tesalca-Texnovo, which are headquartered in Barcelona, Spain, from Grupo Corinpa in a two phase transaction. Phase I is expected to close by the end of November 2009, subject to customary closing conditions. In Phase I, we will purchase certain assets and the operations of the businesses, including the net operating working capital (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Assets excluded from the Phase I purchase are primarily the land, building, equipment and machinery and intellectual property used in the businesses (the "Phase II Assets").

        The consideration for Phase I will consist of approximately 1.05 million shares of the Company's Class A common stock. Simultaneously, we will enter into (1) a royalty free, exclusive license agreement for the use of Tesalca-Texnovo's intellectual property, and (2) an operating lease entitling us to the full and exclusive use of the land, building and equipment of the businesses for a seven-year term with payments beginning on March 31, 2010 in the amount of €5.0 million annually for each of the first three years and €3.5 million annually for each of the remaining four years. Pursuant to the Asset Transfer Agreement, Tesalca-Texnovo are required to use the proceeds from the operating lease to repay their debt obligations associated with the Phase II Assets and to pay allowed operating expenses.

        In Phase I, we will purchase certain assets and the operations of the businesses of Tesalca-Texnovo, including the net operating working capital (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. The personnel of the businesses will become our employees. Phase II of the transaction, if it occurs, would consist of put/call options with respect to the Phase II Assets, which would include the purchase of such assets and satisfaction of Tesalca-Texnovo debt obligations.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first nine months of fiscal 2009 and fiscal 2008. However, we continue to be impacted by variability in raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

New Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Accounting Standards Codification™ (the "Codification" or "ASC") as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Under the new guidance, as prescribed by ASC 105, "Generally Accepted Accounting Principles", accounting literature references in consolidated financial statements issued beginning in the third quarter of fiscal 2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. We adopted the authoritative guidance in the third quarter of fiscal 2009.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance, as prescribed by ASC 805, "Business Combinations" ("ASC 805"), changes how an entity accounts for the acquisition of a business. While ASC 805 retains the requirement to account for all business combinations using the acquisition method, the new guidance applies to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The revised guidance eliminates the cost-based purchase method previously allowed under U.S. GAAP. We will apply the new guidance to future business combinations. The revised guidance also introduced changes to certain provisions of the authoritative guidance related to income tax accounting. For reorganizations undertaken before the adoption of the revised guidance, the release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences related to certain reorganizations are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

        In September 2006, the FASB issued new guidance, as prescribed by ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        We adopted ASC 820-10-55 as of January 4, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of ASC 820-10-55 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under ASC 360.

        The partial adoption of ASC 820 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements.

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 12 "Fair Value of Financial Instruments and Non-financial Assets and Liabilities" in Item 1 of Part I to this quarterly report on Form 10-Q for additional information.

        In April 2009, guidance as prescribed by ASC 825, "Financial Instruments" ("ASC 825") was issued and requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt ASC 825 only if it concurrently adopts both ASC 320, "Investments—Debt and Equity Securities" and ASC 820-10-65. We adopted ASC 825 effective July 4, 2009 by providing the additional disclosures in its unaudited interim consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. Under the new guidance, as prescribed by ASC 810, "Consolidation" ("ASC 810") all entities are required to report noncontrolling (minority) interests in subsidiaries as a component of consolidated equity in the consolidated financial statements. In addition, ASC 810 requires transactions between an entity and noncontrolling interests that do not result in deconsolidation to be treated as equity transactions and provides new guidance on accounting for deconsolidation. The new guidance was effective for fiscal years beginning on or after December 15, 2008 and applies prospectively from the effective date except for the presentation and disclosure requirements, which must be applied retrospectively.

        We adopted the new guidance on January 4, 2009. Accordingly, we have adjusted our comparative consolidated financial statements presented as follows:

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

        In March 2008, the FASB revised its guidance to expand the required disclosure framework for derivative instruments and hedging activities. The revised guidance, as prescribed by ASC 815, requires companies with derivative instruments to disclose information about how and why we use derivative instruments; how we account for the derivative instruments and related hedged items; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires us to provide information about our strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. We adopted the revised guidance as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The guidance, as prescribed by ASC 275, "Risks and Uncertainties" and ASC 350, "Intangibles—Goodwill and Other", requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors. We adopted the guidance as of January 4, 2009. We capitalize costs incurred to renew or extend the term of its intangible assets. In the nine-month periods ended October 3, 2009 and September 27, 2008, we incurred $0.2 million and $0.4 million, respectively, of renewal and extension costs for patents and trademarks related to several of its products. The weighted-average period for amortizing the costs of patents and trademarks is six years. We currently expect to be able to continue to maintain these patents and trademarks and thus do not anticipate any significant effect on its expected future cash flows related to those products.

        In December 2008, the FASB issued additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance, as prescribed by ASC 715, "Compensation—Retirement Benefits", is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt the new guidance as of January 2, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our postretirement benefit plans.

        In May 2009, the FASB issued authoritative guidance, as prescribed by ASC 855, "Subsequent Events", which established standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before the financial statements are issued. The new guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which we must recognize and disclose subsequent events or transactions occurring after the Balance Sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009 and was applied by us as of July 4, 2009. We evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

        In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset.

The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. We do not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in ASC 605, Revenue Recognition, 25, "Multiple-Element Arrangements". The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We expect to prospectively apply the amended guidance in ASC 605-25 beginning January 3, 2010. We do not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.

Critical Accounting Policies and Other Matters

        The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, inventories, income taxes, impairment of long-lived assets, stock- based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. During the third quarter of fiscal 2009, we have significantly curtailed factoring of our U.S. company-based receivables. At October 3, 2009, a reserve of $8.7 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

        Inventory reserves:    We maintain reserves for inventories which are primarily valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

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

        In prior periods and consistent with previous authoritative guidance, recognition of tax benefits from preconfirmation net operating loss carryforwards and other deductible temporary differences not previously recognized were applied to reduce goodwill to zero, then to reduce intangible assets that existed at the date of emergence from bankruptcy with any excess tax benefits credited directly to Additional Paid in Capital.

        In December 2007, the FASB issued revised authoritative guidance, effective for fiscal years beginning on or after December 15, 2008 with respect to accounting for business combinations and also introduced changes to certain provisions of income tax accounting. For reorganizations undertaken before the adoption period of the revised guidance, release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of October 3, 2009, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

        Stock-based compensation:    We account for stock-based compensation related to our employee share-based plans in accordance with the methodology defined in the current authoritative guidance for stock compensation. The compensation costs related to all new grants and any unvested portion of prior grants have been measured based on the grant-date fair value of the award. Consistent with the authoritative guidance, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when we and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of the achievement of such performance conditions.

        We have estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Under the option pricing model, the estimate of fair value is based on the share price and other pertinent factors at the grant date (as defined in the authoritative guidance), such as expected volatility, expected dividend yield, risk-free interest rate, forfeitures and expected lives. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. Although we believe the assumptions are appropriate, differing assumptions would affect compensation costs.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 7 and 11 to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in February 2009, we entered into an interest rate swap agreement (the "2009 Swap"), which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the 2009 Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the 2009 Swap. The 2009 Swap agreement is more fully described in Note 11, "Derivatives and Other Financial Instruments and Hedging Activities" and

Note 12, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        Hypothetically, a 1% change in the interest rate affecting all of our subsidiary indebtedness would change interest expense by approximately $0.5 million. With respect to the Credit Facility, excluding the effect of the 2009 Swap, to the extent that LIBOR rates, hypothetically, remain at all times above the LIBOR floor of 2.5%, a 1% change in interest rates would change interest expense by approximately $2.9 million.

        Previously, the Company had a similar pay-fixed, receive variable interest rate swap contract that matured on June 20, 2009 and effectively fixed the LIBOR interest rate on a notional principal debt amount of $240.0 million at 5.085%.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first nine months of both 2009 and 2008, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

Raw Material and Commodity Risks

        The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. The loss of certain of our suppliers could adversely affect our business until alternative supply arrangements were secured or alternative suppliers were qualified with customers. We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have decreased from 56.8% in the three months ended September 27, 2008 to 46.8% in the three months ended October 3, 2009.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, the cost of polypropylene resin decreased dramatically. During the first nine months of fiscal 2009, we have seen significant increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and are experiencing significant volatility in resin prices.

Additionally, on a global basis, other raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, management identified a deficiency in the Company's internal control over financial reporting associated with processes related to the preparation and adjustment of the Company's income tax accounts. Management's determination resulted from the identification of certain out-of-period adjustments and from an assessment that the Company did not have a sufficient complement of personnel on a global basis experienced in income tax accounting in accordance with accounting principles generally accepted in the United States. Management also identified a deficiency in the Company's internal control over financial reporting associated with reconciliation of intercompany balances. Management's determination resulted from a review of current procedures regarding reconciliation of intercompany balances, which revealed that such procedures are incomplete. There is a reasonable possibility that each of these control deficiencies could result in a misstatement of the Company's results of operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has concluded that each of these control deficiencies constitutes a material weakness. Management also identified these material weaknesses at the end of the quarter ended July 4, 2009, which was reported in the Quarterly Report on Form 10-Q for that period.

        The Company's management and Board of Directors plan to remediate the income tax weakness by (i) increasing personnel resources within the global tax function (ii) by instituting training regarding accounting for income taxes for global finance and tax personnel, and (iii) by making modifications to documentation used to prepare and reconcile income tax balances. With respect to the weakness described regarding reconciliation of intercompany balances, the Company has designed, and will institute, additional controls to ensure that such balances are analyzed on a recurring basis.

        Other than as described above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party to any pending legal proceedings other than routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the second quarter of fiscal 2009, 666 shares of our Class B Common Stock were converted into 666 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Amendment No. 2, dated as of September 17, 2009, to Credit Agreement, dated as of November 22, 2005 among Polymer Group, Inc., as Borrower, the various Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Documentation Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Bookrunner.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: November 12, 2009	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer

Date: November 12, 2009	By:	/s/ ROBERT J. KOCOUREK Robert J. Kocourek Chief Financial Officer