Form 10-K
period 2010-01-02
POLYMER GROUP INC
filed 2010-03-23
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

         The aggregate market value of the Company's voting stock held by non-affiliates as of July 4, 2009 was approximately $45.0 million, based on the average of the closing bid and ask price of the Class A common stock on the Over-the-Counter Bulletin Board. Solely for the purposes of the foregoing calculation, affiliates are considered to be Directors, Executive Officers and greater than 10% beneficial owners of the Company's common equity. As of March 7, 2010, there were 20,892,702 shares of Class A common stock, 82,919 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

Documents Incorporated By Reference

         Portions of the Registrant's Notice of 2010 Annual Meeting of Stockholders and Proxy Statement—Part III

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended January 2, 2010

INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

        Readers should consider the following information as they review this Form 10-K:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-K refer to Polymer Group, Inc. and its subsidiaries.

Safe Harbor-Forward-Looking Statements

        From time to time, we may publish forward-looking statements relative to matters, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "intend," "target" or other words that convey the uncertainty of future events or outcomes.

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

  •
  domestic and foreign competition;

  •
  information and technological advances;

  •
  risks related to operations in foreign jurisdictions; and

  •
  changes in environmental laws and regulations, including climate change-related legislation and regulation.

Fiscal Year-End

        Our fiscal year ends on the Saturday nearest to December 31. Fiscal 2009 ended January 2, 2010 and included the results of operations for a fifty-two week period. Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period. References herein to "2009," "2008," and "2007" generally refer to fiscal 2009, fiscal 2008 and fiscal 2007, respectively, unless the context indicates otherwise.

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

        We have one of the largest global platforms in our industry, with fifteen manufacturing and converting facilities throughout the world, and a presence in nine countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are one of the leading participants in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

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

Industry Overview

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, annual sales in this market are estimated to exceed $20.0 billion, with approximately 55% to 65% attributable to material used in disposable or limited use products, and approximately 35% to 45% coming from material used in durable products. Historically, the global market was expected to grow at a five-year compound annual growth rate (CAGR) of 6.0% to 8.0%. The change in macroeconomic conditions in 2008 and 2009 negatively impacted certain market segments, specifically durable products used in industrial applications. This severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market in the range of 3.0% to 5.0% CAGR, with higher growth rates expected in the developing regions and in end-use market segments that are more disposable in nature. Demand in these developing regions is forecasted to grow at a CAGR of approximately 10% over the next five years. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in raw materials and technology, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets in which we choose to operate, and the technology that we develop.

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

        Our business strategy is one based on achieving differentiated leadership in the markets in which we compete. We will accomplish this by leveraging and investing in our core competencies of Global Presence, Innovation, Operational Excellence and Corporate Social Responsibility. To execute our strategy and drive continued success, we are focused on the following:

Global Presence.    We expect to continue our successful strategy of adding capacity in both developed and developing regions to follow and grow with global, regional and local customers. This also includes leveraging global best practices, functionally and technologically, with a strong local market presence. We intend to utilize our proven strategy of expanding in markets with attractive supply and demand characteristics through a detailed market assessment which includes identifying a majority of new product volumes in advance of commercialization. Our strategic expansion projects target a return on our investment over a three to five-year period following the start up of the project. Additionally, we will selectively continue to evaluate strategic consolidation opportunities, focusing on companies, technologies and products that further our strategic plan, competitive position and product offerings.

Innovation.    We target working with industry-leading customers to develop new and innovative products and solutions. We intend to leverage our culture of innovation, our global organization and the efficiency of our research and development investments to deliver both innovative products and processes that are category game changers as well as next generation products tailored to meet demanding and evolving specifications and address consumer preferences. We intend to work closely with our customers to develop next-generation products and provide innovative solutions to satisfy end-user requirements.

Operational Excellence.    We expect to continue to operate our facilities with manufacturing excellence characterized by best-in-class reliability, performance, yield, product quality and consistency in order to increase value delivered to customers and increase overall customer satisfaction. We plan to continue to organize for success by leveraging our global platform through an interconnected global and regional functional management structure in areas such as manufacturing, sales, marketing, procurement, finance and human resources. In addition, we will look for opportunities to improve supply chain management and offer solutions to customers to reduce costs and streamline manufacturing operations and corporate functions.

Corporate Social Responsibility.    We strive to achieve recognition as a leader in promoting health, safety, and sustainability through the products we make, and by attaining word-class safety metrics, reducing consumption of resources, and minimizing environmental impact. Our goals are focused mainly on reducing our resource consumption and environmental impact while improving relations with our stakeholders, employees, customers, and the communities in which we operate. We have published our first Sustainability Report consistent with the GRI reporting metrics that further outlines our approach to corporate social responsibility and environmental sustainability. The report can be accessed on our website at www.polymergroupinc.com.

        We develop, manufacture and sell a broad array of products. Our sales are focused in two operating divisions: "Nonwovens" and "Oriented Polymers" that provide opportunities to leverage our advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Nonwovens segment

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, medical, industrial, and wiping. Nonwovens segment sales were approximately $804.8 million, $971.4 million and $885.7 million of our consolidated net sales for fiscal 2009, 2008 and 2007, respectively, and represented approximately 91%, 91% and 89% of our consolidated net sales in each of those years.

        Nonwovens are categorized as either disposable or durable. We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are less cyclical and will have higher growth rates in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the consumer of the end product.

Hygiene applications.    In the hygiene market, our substrates are the critical components providing superior absorbency, barrier strength, fit and softness in diapers, training pants, feminine sanitary protection and adult incontinence products. Our broad product offerings provide customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, absorbent pads for incontinence guard, panty shield, and absorbent core applications. In developing regions, such as certain parts of Latin America and Asia, where penetration rates for nonwoven hygiene products such as disposable diapers are low, growth is expected to be driven by increased disposable product penetration resulting from increasing standards of living. We believe that we are well positioned to participate in this growth through our global presence in these markets and as a result of our recent expansions in Cali, Colombia, Buenos Aires, Argentina and San Luis Potosi, Mexico and our recently announced expansion plans in the United States and Asia. Additionally, our acquisition in Spain in 2009 provided significant additional capacity to serve the hygiene market in Western Europe and North Africa.

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

Oriented Polymers segment

        The Oriented Polymers segment provides flexible packaging products that utilize coated and uncoated oriented polyolefin fabrics. Oriented Polymers segment sales were approximately $77.8 million, $101.8 million and $114.1 million for fiscal 2009, 2008 and 2007, respectively, and represented approximately 9%, 9% and 11% of our consolidated net sales in each of those years.

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

        During the quarter ended July 4, 2009, we determined that, pursuant to Financial Accounting Standards Accounting Standards Codification ("ASC") Topic 360, the assets of Fabpro Oriented Polymers, LLC ("Fabpro") represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.

        The operations results of Fabpro have been included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K.

Competitive strengths

        Our competitive strengths are a function of our global footprint, our leading technology platform and our strong customer relationships with leading manufacturers that enable us to participate most effectively in the growth of the nonwovens market.

Global footprint with access to growing end markets

        We are differentiated from our competition by having developed a global footprint, which enables us to broadly serve both global consumer and industrial leaders and local and regional players, in both developed and high-growth developing regions. With manufacturing and converting operations in fifteen locations around the globe and a presence in nine countries on four continents, we have built the broadest global asset base of any of our competitors, providing us with a leading market position. We believe that we will participate in the growth of the nonwovens market as a result of our global footprint, which gives us superior access to growing regions. Our global presence also allows us to provide consistent product to large global consumer and industrial leaders from similar manufacturing equipment across the world. We have completed six expansions in the past five years, including four in high growth regions in Latin America and Asia. Our recent acquisition in Spain strengthened our position in Europe and provides a strong technology base for future growth. Additional expansions to serve the hygiene and healthcare markets were announced in December 2009 and are planned for the U.S. and Asia. Construction associated with these projects is expected to begin early in 2010 and material is expected to be commercially available in mid-2011. Our Asian headquarters are located at our facility in Suzhou, China, which is strategically located to satisfy the increasing demand from local converters of medical products such as gowns and drapes destined for North American and European markets. Future expansion will focus on high growth regions and potential new markets for which there is needed capacity given the low nonwoven penetration rates.

Technology innovation platform

        We believe that we are the industry leading, technology-driven developer and innovator of nonwovens and engineered materials. We have the broadest nonwovens technology base of any of our competitors, underscored by an array of proprietary technologies. We also maintain a comprehensive R&D program, which gives us a significant competitive advantage and ability to grow. Our R&D efforts have yielded such product innovations as flame retardant materials, moldable substrates, and the MediSoft® Ultra™ and Spinlace® families of products. We recently announced the formation of our first regional Center of Excellence for Research in Suzhou, China. We have a total of over 450 trademark and domain name registrations and pending trademark applications worldwide and over 400 patents and pending patent applications worldwide.

        We expect to continue with our technology initiatives through further investment in existing assets, and to upgrade their capabilities to produce innovative and technologically superior products. Recent investments to transform existing hydroentanglement infrastructure have resulted in the introduction of a new Spinlace® material, an entirely new category of high-performance, cost-effective engineered materials for wipes and other uses that we expect will be the cornerstone of future product development. As we consolidate our North Little Rock, Arkansas plant into our facility in Benson, North Carolina, we will upgrade our capabilities in Benson to produce a more robust product line from this single carded platform.

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

Marketing and Sales

        We sell to customers in the domestic and international marketplace. Approximately 35%, 27%, 17%, 12% and 9% of our 2009 net sales were from manufacturing facilities in the United States, Latin America, Europe, Asia and Canada, respectively. The Procter & Gamble Company, which is our largest customer, accounted for 10%, 11% and 12% of our net sales in 2009, 2008 and 2007, respectively. Sales to our top 20 customers represented approximately 53%, 50% and 49% of our net sales in 2009, 2008 and 2007, respectively.

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

        In 2008, we introduced a Spinlace® fabric, which is targeted as a high-performance, cost-effective engineered material for the wipes and other markets. The fabric is made through an internally developed process that combines spunbonding, airlaid and hydroentanglement techniques without the use of cards. This nonwoven material is stronger, more absorbent and can incorporate three-dimensional images at lower weights and with a better value proposition than traditional manufacturing methods.

        Composite Structures.    The Company manufactures composites which are combinations of different nonwoven and /or film structures where each structure lends its properties or attributes to the end product. An example is house wrap. House wrap is the result of mating an especially strong spunbond fabric with a highly engineered film. The resulting fabric is very strong, economical, and has excellent wind barrier properties while allowing humidity to pass through the fabric.

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

Competition

        Our primary competitors in our nonwoven product markets are E.I. du Pont de Nemours & Co., Fiberweb plc, Ahlstrom Corporation, Avgol Industries Ltd., First Quality Enterprises, Inc., Companhia Providencia Industria e Comercio, Toray Saehan, Inc. and Mitsui Chemicals, Inc. Our primary competitors in the oriented polymers products markets are Intertape Polymer Group Inc. and Royal Ten Cate. Generally, product innovation and performance, quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer agreements that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.0 million, on an annualized basis, in our reported pre-tax operating income. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and "Raw Material and Commodity Risks" included in Item 7A of Part II to this Annual Report on Form 10-K for additional discussion of the impact of raw material costs on our operations in 2009, 2008 and 2007.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe, then decreased dramatically during the fourth quarter of fiscal 2008. During fiscal 2009, we experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and are experiencing significant volatility in resin prices. Additionally, on a global basis, other raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

Patents and Trademarks

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 450 trademark and domain name registrations and pending trademark applications worldwide and over 400 patents and pending patent applications worldwide and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Inventory and Backlogs

        Inventories at January 2, 2010 were $106.8 million, a decrease of $0.8 million from inventories of $107.7 million at January 3, 2009. We had inventory representing approximately 49 days of cost of sales on hand at January 2, 2010 compared to 47 days of cost of sales on hand at January 3, 2009. The net decrease in inventory during fiscal 2009 is primarily attributable to lower quantities of goods on hand at January 2, 2010, partially offset by (a) the acquisition in December 2009 of our operation in Spain, (b) the effects of currency movements, (c) higher unit costs related to inventory at the end of fiscal 2009 compared to year-end 2008 costs, and (d) a reduction in inventory reserves of approximately $3.1 million during fiscal 2009. Unfilled orders as of January 2, 2010 and January 3, 2009 amounted to approximately $46.4 million and $47.5 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

Research and Development

        Our investment in research and development approximated $12.5 million, $15.0 million, $13.3 million during 2009, 2008 and 2007, respectively.

Seasonality

        Use and consumption of our products in most regions and markets do not fluctuate significantly due to seasonality.

Employees

        As of January 2, 2010, we had approximately 3,100 employees. Of this total, approximately 37% of our employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with us. Approximately 28% of our labor force is covered by collective bargaining agreements that will expire within one year. There were no known unionizing attempts during fiscal 2009. We believe that we generally have good relationships with both our union and non-union employees.

Business Restructuring

        Our restructuring and plant realignment activities in fiscal years 2009, 2008 and 2007 are discussed in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        In fiscal 2009, our restructuring and plant realignment efforts were primarily associated with (a) our announced closure of the North Little Rock, Arkansas facility and relocation of some of these assets to our facility in Benson, North Carolina in the amount of $11.3 million; (b) costs associated with the continued reorganization and consolidation of our European businesses in the amount of $3.4 million; (c) an ongoing employee claim in Argentina in the amount of $0.8 million; and (d) other restructuring efforts, primarily in the U.S. and Canada, in the amount of $1.5 million.

        In fiscal 2008, we recognized restructuring and plant realignment costs primarily associated with (a) our previously announced closure of the Neunkirchen, Germany nonwovens facility in the amount of $3.9 million, which included employee severance, equipment relocation and other shutdown costs; (b) our previously announced closing of the Landisville, New Jersey nonwovens facility in the amount of $1.0 million, which included employee severance and other shutdown costs; (c) severance costs associated with a management restructuring within our Latin American operations in the amount of $1.0 million; and (d) other restructuring efforts, primarily in the U.S., in the amount of $0.5 million.

        In fiscal 2007, our restructuring and plant realignment efforts were principally associated with (a) the closure of certain U.S. nonwoven facilities and consolidation of production and centralization of business process, for which we recognized employee severance, equipment relocation and other associated costs of approximately $11.6 million; (b) costs associated with the continued reorganization and consolidation of our European businesses of $9.6 million associated with employee severance, equipment removal and relocation and plant exit costs; (c) settlement of employee benefit plans at a net cost of $0.6 million, primarily attributable to our Canadian restructuring initiatives; and (d) other relocation and restructuring initiatives amounting to $1.7 million in the U.S. associated with the corporate relocation to Charlotte, North Carolina initiated in fiscal 2006 and severance and outplacement costs for the Oriented Polymers operations.

        Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of costs associated with underutilized capacity, and the transfer of business and equipment to sites in regions with lower unit conversion costs in order to foster growth initiatives within existing businesses.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S. and Europe, as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Debt Structure and Refinancing

        As discussed more fully in Note 11 to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"). In addition, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. In March 2009, we purchased, through a subsidiary, $15.0 million face value of our Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million. We have included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K.

        We also incurred third-party debt in fiscal years 2008 and 2009 to finance a portion of the recent installations of our new spunmelt lines in Argentina and in Mexico. As of January 2, 2010, this debt is comprised of long-term facilities of $47.9 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Additionally, we have entered into multiple short-term credit facilities, primarily in Argentina, intended to finance working capital requirements. Outstanding indebtedness under these facilities was $3.7 million at January 2, 2010, which facilities mature at various dates through October 2010 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets. See "Liquidity Summary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K for additional details.

  Business Acquisitions

  Spain

        On December 2, 2009, we completed the initial phase of the acquisition, from Grupo Corinpa, S.L. ("Grupo Corinpa"), of certain assets and the operations of the nonwovens businesses of Tesalca-99,

S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo" or the "Sellers"), which are headquartered in Barcelona, Spain (the "Spain Business Acquisition"). We completed the Spain Business Acquisition through PGI Spain, which will operate as a new wholly owned subsidiary.

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Spain Business Acquisition, we entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Sellers' land, building and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to remit approximately € 29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis, over the lease term.

        Further, as part of the Spain Business Acquisition, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers' right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the annual EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers' Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

        Consideration for the acquired assets consisted of approximately 1.049 million shares of our Class A common stock ("Issued Securities"), which represented approximately 5.0% of our outstanding share capital, on December 2, 2009, after the effect of the issued shares. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

        As of both December 2, 2009 and January 2, 2010, we concluded that PGI Spain has a variable interest in the Sellers, due to the aforementioned Building and Equipment Lease agreement; however, in accordance with ASC 810 (prior to the revisions that come into effect on January 3, 2010), we concluded that PGI Spain was not the primary beneficiary of the Sellers since PGI Spain was not determined to be the party that will absorb a majorityof the Sellers' expected losses or receive a majority of the Sellers' residual returns. Accordingly, Tesalca-Texnovo did not meet the conditions for consolidation by PGI Spain for the periods presented within the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        Effective January 3, 2010, and in accordance with ASC 810 (revised for the new guidance associated with variable interest entity accounting), PGI Spain will be required to consolidate Tesalca-Texnovo since we have concluded that PGI Spain will be the primary beneficiary of the Sellers under such new guidance, as PGI Spain has the power to direct the activities that most significantly impact Tesalca-Texnovo's economic performance and will share in the rewards of the respective businesses.

        We have not completed our evaluation of the full impact of the consolidation of Tesalca-Texnovo for purposes of its 2010 fiscal year financial reporting; however, our preliminary conclusions are that we will recognize additional property, plant and equipment, net and debt on our consolidated balance sheets. Furthermore, we do not expect any negative impact on our total leverage ratio since our Credit Facility stipulates that the basis for determing covenant compliance shall be the accounting principles generally accepted in the United States ("U.S. GAAP") in effect as of November 22, 2005.

        For further details regarding this acquisition, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Recent Expansion Initiatives

        On January 19, 2010, we entered into a firm purchase commitment (the "Purchase Agreement") to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China. We are currently working with banks in China to secure outside financing for a portion of this capital project. If we are unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

        The Purchase Agreement contemplated that we would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, had provided for a discounted price structure. Should we not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by January 19, 2011, our obligation under the Purchase Agreement would increase by approximately $2.1 million (using currency rates in effect as of March 15, 2010). Currently, we are seeking funding for the U.S. Spunmelt Line.

        We have completed six expansions in the past five years, including four in high growth regions in Latin America and Asia, to address growing demand for regional hygiene and global medical products. Capital expenditures during the five-year period ended January 2, 2010 totaled $285.6 million and included five fully commercialized spunmelt facilities, as follows:

  •
  In the second quarter of fiscal 2009, our previously announced state-of-the-art spunmelt line in San Luis Potosi, Mexico, which serves medical and hygiene customers in the U.S. and Mexico, commenced commercial production.

  •
  In fiscal 2007, we completed two major capital projects: (a) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (b) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started up early in the fourth quarter of fiscal 2007.

  •
  The Cali, Colombia line, which was installed in the latter part of fiscal 2005, performed at expected levels during fiscal 2008 and 2009. The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal 2006. Although the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was completed in fiscal 2007 and allowed for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales in fiscal 2008.

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

        A significant amount of our products are sold to a relatively small number of large volume customers. For example, sales to The Procter & Gamble Company represented approximately 10% of our net sales in fiscal 2009. Sales to our top 20 customers represented approximately 53% of our net sales in fiscal 2009. As a result, a decrease in business from, or the loss of, any large volume customer such as The Procter & Gamble Company could materially reduce our product sales, lower our profits and impair our financial condition.

Increases in prices for raw materials or the unavailability of raw materials could reduce our profit margins.

        The primary raw materials used to manufacture most of our products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. To the extent that we are able to pass along at least a portion of raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. By way of example, as of January 2, 2010, if the price of polypropylene were to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.0 million on an annualized basis in our reported pre-tax operating income. There can be no assurance that the prices of polypropylene, polyethylene and polyester will not increase in the future or that we will be able to pass on any increases to our customers. Material increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition. In addition, the loss of any of our key suppliers in the short-term could disrupt our business until we secure alternative supply arrangements or alternative suppliers were qualified with customers.

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

In response to changing market conditions, we may decide to restructure certain of our operations, resulting in additional cash restructuring charges and asset impairment charges.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Our substantial indebtedness could harm our ability to react to changes in business or market developments and prevent us from fulfilling our obligations under our indebtedness.

        As of January 2, 2010, our consolidated indebtedness outstanding was approximately $342.2 million and for fiscal 2009, our interest expense, net plus capitalized interest costs amounted to $28.0 million. Our substantial level of indebtedness, as well as any additional indebtedness we may draw under the unused portions of our Credit Facility, combined with a potential downturn in business due to economic or other factors beyond our control, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        We have indebtedness under several different term loan agreements, each of which bears interest based on a rate linked to a published LIBOR rate plus a specified margin ranging from 225 basis points in the U.S. to 780 basis points in Mexico. As a result, we are subject to variable interest rate risks. Approximately $273.3 million of the term loan under our Credit Facility also includes a LIBOR floor of 2.5%. Additionally, in accordance with the terms of our Credit Facility, we have maintained a cash flow hedge to lessen our exposure to interest rate fluctuations. However, approximately 30% of our exposure to variable interest rates under our Credit Facility is not hedged and bears interest at floating rates. As a result, a modest interest rate increase could result in a substantial increase in interest expense.

To service our indebtedness and fund our capital expenditures, we will require a significant amount of cash flows from operations. Our ability to generate cash depends on many factors beyond our control.

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

        Our Credit Facility contains certain financial covenants, including a leverage ratio and an interest expense coverage ratio. We may not be able to satisfy these ratios, especially if operating results fall below management's expectations. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the Credit Facility, unless we are able to remedy any default within the allotted cure period or obtain the necessary waivers or amendments to the Credit Facility. In the event that a default is not waived, and subject to appropriate cure periods as provided for in the Credit Facility, the lenders under the Credit Facility could elect to not lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to the Credit Facility when due, the lenders could proceed against their collateral, which consists of (a) a lien on substantially all of the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (b) a pledge of all or a portion of the stock of our domestic subsidiaries and certain of our non-domestic subsidiaries and (c) a pledge of certain secured intercompany notes.

Because a significant number of our employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew our collective bargaining agreements could disrupt our business.

        As of January 2, 2010, approximately 37% of our employees are represented by labor unions or trade councils and work under collective bargaining agreements. Approximately 28% of our labor force is covered by collective bargaining agreements that expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our revenues from sales, increase our costs to bring products to market and result in significant losses.

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

Our international operations pose risks to our business that may not be present with our domestic operations.

        Our manufacturing facilities in the United States accounted for 35% of net sales for fiscal 2009, with facilities in Europe, Latin America, Canada and Asia accounting for 65%. As part of our growth strategy, we may expand operations in existing or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws, reduced protection of intellectual property in some countries outside of the United States and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk except for risk associated with certain capital spending projects.

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

        Our success depends, in part, on our ability to protect our unique technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 450 trademark and domain name registrations and pending trademark applications worldwide and over 400 patents and pending patent applications worldwide, and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.

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

Risks Related to our Class A Common Stock

The nature of the stock market in general, and our Class A Common Stock in particular, could minimize the effectiveness of equity markets as a source of capital to fund future capital spending or acquisitions.

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

        Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us. Additionally, as the trading volume in our Class A Common Stock has not been significant, making our stock illiquid, an investor may not be able to resell the investment in a desired timeframe.

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

        MatlinPatterson Global Opportunities Partners, L.P. and certain of its affiliates, which we refer to collectively as the GOF Parties, beneficially owns approximately 65% of our outstanding Class A Common Stock. Pursuant to a Shareholders' Agreement, the GOF Parties have the ability to affect the composition of our Board of Directors and the voting of the shares held by them with respect to the nomination, election and removal of directors. In addition, the GOF Parties have the ability to, subject to applicable law, substantially influence actions to be taken by us and our Board of Directors, including amendments to our amended and restated certificate of incorporation and amended and restated by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. For example, the concentration of ownership held by the GOF Parties could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination. In addition, a sale of a substantial number of shares of stock in the future by funds affiliated with the GOF Parties could cause our stock price to decline in the future.

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

Location	Principal Function
Nonwovens U.S.
North Little Rock, Arkansas	Manufacturing and Warehousing
Benson, North Carolina	Manufacturing, Warehousing and Research and Development
Mooresville, North Carolina	Manufacturing and Research and Development
Smithfield, North Carolina(1)	Warehousing
Waynesboro, Virginia	Manufacturing, Warehousing and Research and Development
Waynesboro, Virginia(1)	Warehousing
Nonwovens Europe
Bailleul, France	Manufacturing, Marketing, Warehousing, Research and Development and Administration
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing and Research and Development
Barcelona, Spain(1)	Marketing, Research and Development and Administration
Tarragona, Spain(1)	Manufacturing, and Warehousing
Nonwovens Latin America
Buenos Aires, Argentina	Manufacturing, Sales, Marketing, Warehousing and Administration
Cali, Colombia	Manufacturing, Sales, Marketing, Warehousing and Administration
San Luis Potosi, Mexico	Manufacturing, Sales, Warehousing, Marketing and Administration
Nonwovens Asia
Nanhai, China(2)	Manufacturing, Sales, Marketing, Warehousing and Administration
Suzhou, China	Manufacturing, Sales, Marketing, Warehousing and Administration
Oriented Polymers Division
Portland (Clackamas), Oregon	Manufacturing
North Bay, Ontario	Manufacturing, Marketing, Warehousing and Administration
Magog, Quebec	Manufacturing, Marketing, Warehousing and Administration
Montreal, Quebec(1)	Sales, Marketing and Administration
Corporate Offices
Charlotte, North Carolina(1)	Sales, Marketing and Administration

(1)
Leased.

(2)
Primarily an 80% interest in a joint venture/partnership-type arrangement (Nanhai Nanxin Non-Woven Co. Ltd.) with Nanhai Chemical Fiber Enterprises Co.

        Capacity utilization during 2009 varied by geographic location and manufacturing capabilities. However, it can be generally stated that most of the facilities operated moderately below capacity.

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

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since March 5, 2003, our Class A and Class B Common Stock have been trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbols "POLGA" and "POLGB," respectively. Our common stock is divided into five classes: Class A, Class B, Class C, Class D and Class E. The Class A and Class B Common Stock trade on the OTCBB. No shares of Class D or Class E Common Stock are outstanding. There is no established trading market for the Class C Common Stock and, as such, no ticker symbol has been assigned to the Class C Common Stock. The Class B Common Stock is convertible to Class A Common Stock and, accordingly, the Class B Common Stock trades on a comparable basis to the Class A Common Stock. The following table sets forth for fiscal 2009 and 2008 the high and low bids for the Company's Class A Common Stock as reported on the OTCBB for the periods indicated:

	2009		2008
	High	Low	High	Low
First Quarter	$6.00	$4.45	$21.00	$11.00
Second Quarter	8.75	4.20	16.75	11.50
Third Quarter	11.40	6.70	13.00	9.50
Fourth Quarter	14.50	11.47	11.70	5.50

        We did not pay any dividends on our Class A Common Stock during fiscal years 2009 or 2008. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our Credit Facility limits restricted payments, which includes dividends payable in cash, to $5.0 million in the aggregate since the effective date of the Credit Facility.

        As of March 7, 2010, there were 167 registered holders of record of our Class A Common Stock, 330 registered holders of record of our Class B Common Stock and one registered holder of record of our Class C Common Stock.

        As more fully described above, we issued 1.049 million shares of our Class A common stock on December 2, 2009 as consideration for the assets acquired from Tesacla-Texnovo. The Class A common stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

 PERFORMANCE GRAPH

        The following graph compares the Company's cumulative total stockholder return since December 31, 2004 with the Russell 2000 Index and with selected companies that the Company believes are similar to the Company (the "Peer Group"). The Company's Peer Group is comprised of the following companies: Intertape Polymer Group, Inc., Lydall Corporation, Bemis Company, Inc., Tredegar Corporation and Buckeye Technologies, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG POLYMER GROUP,
RUSSELL 2000 INDEX AND PEER GROUP INDEX (1)

(1)
Assumes $100 invested on December 31, 2004, all dividends reinvested and all fiscal years ending on December 31.

	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006
POLYMER GROUP	100.00	117.68	131.84	131.58	126.32	138.74
PEER GROUP INDEX	100.00	94.66	98.75	103.38	104.55	119.13
RUSSELL 2000 INDEX	100.00	98.82	87.47	79.51	88.02	99.99

	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007
POLYMER GROUP	129.47	132.11	133.16	131.58	146.05	139.47
PEER GROUP INDEX	113.14	113.64	123.76	126.17	131.74	127.66
RUSSELL 2000 INDEX	95.48	102.97	112.07	112.95	113.62	98.47

	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009
POLYMER GROUP	105.32	63.16	62.37	57.89	52.74	22.37
PEER GROUP INDEX	121.82	109.76	110.40	109.17	80.66	68.60
RUSSELL 2000 INDEX	92.10	88.83	78.76	88.10	74.92	65.03

	6/30/2009	9/30/2009	12/31/2009
POLYMER GROUP	22.37	31.58	67.11
PEER GROUP INDEX	82.79	98.75	102.58
RUSSELL 2000 INDEX	75.93	87.82	97.78

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information for fiscal years 2005 through 2009. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K and our consolidated financial statements and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
Statement of Operations:
Net sales	$882,652	$1,073,272	$999,776	$965,952	$889,808
Cost of goods sold	698,977	897,484	838,079	816,307	737,419

Gross profit	183,675	175,788	161,697	149,645	152,389
Selling, general and administrative expenses	114,911	118,264	103,289	106,251	99,457
Acquisition and integration expenses	1,789	—	—	—	—
Special charges, net	20,863	20,088	61,386	38,683	9
Other operating (income) loss, net	(3,478)	4,955	(531)	1,229	679

Operating income (loss)	49,590	32,481	(2,447)	3,482	52,244
Other expense (income):
Interest expense, net	26,473	31,221	29,864	26,808	30,211
Gain on reacquisition of debt	(2,431)	—	—	—	—
Loss on extinguishment of debt	5,088	—	—	—	4,008
Foreign currency and other loss (gain), net	7,717	(1,188)	(2,494)	517	(948)

Income (loss) before income tax expense and discontinued operations	12,743	2,448	(29,817)	(23,843)	18,973
Income tax expense	9,402	6,398	8,838	8,457	10,885

Income (loss) from continuing operations	3,341	(3,950)	(38,655)	(32,300)	8,088
Discontinued operations:
Income (loss) from operations of discontinued business	4,353	2,546	(505)	(37)	1,604
Gain on sale of discontinued operations, net	8,501	—	—	—	—

Income (loss) from discontinued operations	12,854	2,546	(505)	(37)	1,604

Net income (loss)	16,195	(1,404)	(39,160)	(32,337)	9,692
Less: net (income) loss attributable to noncontrolling interests	2,009	6,757	(1,986)	(2,195)	(2,695)

Net income (loss) attributable to Polymer Group, Inc.	18,204	5,353	(41,146)	(34,532)	6,997
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	—	—	—	27,998

Income (loss) applicable to common shareholders of Polymer Group, Inc	$18,204	$5,353	$(41,146)	$(34,532)	$(21,001)

Per Share Data:
Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.27	$0.14	$(2.11)	$(1.79)	$(1.72)
Discontinued operations	0.65	0.13	(0.02)	0.00	0.12

Basic	$0.92	$0.27	$(2.13)	$(1.79)	$(1.60)
Diluted	$0.92	$0.27	$(2.13)	$(1.79)	$(1.60)
Cash dividends	$—	$—	$—	$—	$—
Operating and other data:
Cash provided by operating activities	$100,751	$59,275	$38,974	$66,760	$70,932
Cash used in investing activities	(14,682)	(31,443)	(53,831)	(64,268)	(77,604)
Cash provided by (used in) financing activities	(72,651)	(12,860)	12,719	(1,934)	(2,488)
Gross margin(a)	20.8%	16.4%	16.2%	15.5%	17.1%
Depreciation and amortization	$50,637	$51,603	$58,199	$60,663	$57,550
Capital expenditures	43,592	34,277	60,720	68,167	78,902
Balance sheet data (at end of period):
Cash and cash equivalents and short- term investments	$59,521	$45,718	$31,698	$32,104	$30,963
Working capital	159,718	183,685	188,276	173,562	190,797
Total assets	702,366	702,462	750,671	741,290	765,001
Long-term debt, less current portion	322,021	392,505	415,514	402,416	405,955
Noncontrolling interests	8,038	12,939	19,745	16,654	16,611
Total Polymer Group, Inc. shareholders' equity	141,091	80,272	98,532	109,096	131,482

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

Overview

        Approximately three-fourths of our sales are generated from disposable products that are not as significantly impacted by macro market swings, providing a base of volume demand that is relatively stable during times of economic downturns. In late 2008 and continuing through 2009, the general worldwide economy experienced a downturn resulting in slower economic activity due to the effects of several factors including; the subprime lending and general credit market crisis, the collateral effects on the finance and banking industries, decreased consumer confidence and demand, reduced corporate profits and spending, adverse business conditions, increased energy costs, concerns about inflation and liquidity concerns. Certain portions of our business were negatively affected by the macro economic changes, most specifically, the portion of our business serving the industrial markets associated with durable goods applications. We experienced most notable impacts in our European and North American regions where we have seen a significant decrease in our sales volumes. If certain of the markets we serve significantly deteriorate further based on a resurgence of recessionary trends, our business, financial condition and results of operations may be materially and adversely affected. Conversely, as worldwide economic purchase volumes declined, the cost of our raw materials declined significantly, beginning in the fourth quarter of 2008. This dramatic change, combined with other specific business initiatives to improve profits, resulted in a positive impact to our overall earnings, offsetting the negative impacts of lower volumes. If raw material prices were to increase at the pace and severity as they declined in late 2008, our results may be materially and adversely affected.

        In light of these conditions, we produced very solid results for 2008 and 2009 despite this challenging economic environment. Largely due to selling price adjustments driven by raw material costs, our consolidated sales decreased by 17.8% in 2009 after increasing by 7.4% in 2008. However, our gross profit increased by 4.6% in 2009 due to the factors discussed below, and net cash provided by operating activities increased 70.0%. In 2009, we grew our business in the developing regions and commercialized a new state-of-the-art spunmelt line in San Luis Potosi, Mexico serving the medical and hygiene markets in the U.S. and Mexico. Additionally, we purchased the minority interest in our joint-venture in Argentina and acquired the nonwovens business of Tesalco-Texnova headquartered in Barcelona Spain. We amended and extended our credit facility and continued to focus our business on core operations with the successful sale of our Fabpro business and the commencement of a plant consolidation and improvement plan in the U.S. Major contributors to our 2009 results (as compared to the results for 2008) are described in the "Results of Operations" discussions below.

        Fiscal 2009 ended January 2, 2010 and included the results of operations for a fifty-two week period. Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period.

Business Acquisitions

  Spain

        On December 2, 2009, we completed the initial phase of the acquisition, from Grupo Corinpa, S.L. ("Grupo Corinpa"), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo" or the "Sellers"), which are headquartered in Barcelona, Spain (the "Spain Business Acquisition"). We completed the Spain Business Acquisition through PGI Spain, which will operate as a new wholly owned subsidiary.

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Spain Business Acquisition, we entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Sellers' land, building and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to remit approximately € 29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis, over the lease term.

        Further, as part of the Spain Business Acquisition, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers' right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the annual EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers' Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

        Consideration for the acquired assets consisted of approximately 1.049 million shares of our Class A common stock ("Issued Securities"), which represented approximately 5.0% of our outstanding share capital, on December 2, 2009, after the effect of the issued shares. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

        As of both December 2, 2009 and January 2, 2010, we concluded that PGI Spain has a variable interest in the Sellers, due to the aforementioned Building and Equipment Lease agreement; however, in accordance with ASC 810 (prior to the revisions that come into effect on January 3, 2010), we concluded that PGI Spain was not the primary beneficiary of the Sellers since PGI Spain was not determined to be the party that will absorb a majorityof the Sellers' expected losses or receive a majority of the Sellers' residual returns. Accordingly, Tesalca-Texnovo did not meet the conditions for consolidation by PGI Spain for the periods presented within the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        Effective January 3, 2010, and in accordance with ASC 810 (revised for the new guidance associated with variable interest entity accounting), PGI Spain will be required to consolidate Tesalca-Texnovo since we have concluded that PGI Spain will be the primary beneficiary of the Sellers under such new guidance, as PGI Spain has the power to direct the activities that most significantly impact Tesalca-Texnovo's economic performance and will share in the rewards of the respective businesses.

        We have not completed our evaluation of the full impact of the consolidation of Tesalca-Texnovo for purposes of its 2010 fiscal year financial reporting; however, our preliminary conclusions are that we will recognize additional property, plant and equipment, net and debt on our consolidated balance sheets. Furthermore, we do not expect any negative impact on our total leverage ratio since our Credit Facility stipulates that the basis for determining covenant compliance shall be the accounting principles generally accepted in the United States ("U.S. GAAP") in effect as of November 22, 2005.

        For further details regarding this acquisition, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Recent Expansion Initiatives

        On January 19, 2010, we entered into a firm purchase commitment (the "Purchase Agreement") to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China. We are currently working with banks in China to secure outside financing for a portion of this capital project. If we are unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

        The Purchase Agreement contemplated that we would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, had provided for a discounted price structure. Should we not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by January 19, 2011, our obligation under the Purchase Agreement would increase by approximately $2.1 million. Currently, we are seeking funding for the U.S. Spunmelt Line.

        We have completed six expansions in the past five years, including four in high growth regions in Latin America and Asia, to address growing demand for regional hygiene and global medical products. Capital expenditures during the five-year period ended January 2, 2010 totaled $285.6 million and included five fully commercialized spunmelt facilities, as follows:

  •
  In the second quarter of fiscal 2009, our previously announced state-of-the-art spunmelt line in San Luis Potosi, Mexico, which serves medical and hygiene customers in the U.S. and Mexico, commenced commercial production.

  •
  In fiscal 2007, we completed two major capital projects: (a) construction of a new spunmelt line at our facility near Buenos Aires, Argentina, which initiated commercial production during the first quarter of fiscal 2008; and (b) the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility to produce Spinlace™ products, which started up early in the fourth quarter of fiscal 2007.

  •
  The Cali, Colombia line, which was installed in the latter part of fiscal 2005, performed at expected levels during fiscal 2008 and 2009. The Mooresville, North Carolina line, which began production in the latter part of the second quarter of fiscal 2006, has performed at expected levels since its start up. The Suzhou, China line began operations in the latter part of the third quarter of fiscal

    2006. Although the qualification process with customers on the Suzhou line for high grade finished medical fabric took longer than anticipated, the process was completed in fiscal 2007 and allowed for the transition from hygiene and lower grades of medical fabrics to a more profitable mix of finished medical fabric sales in fiscal 2008.

Plant Consolidation and Realignment

        As discussed herein, in fiscal 2009 we incurred special charges, net of $20.8 million, including $17.0 million of restructuring and plant realignment costs, $3.4 million of non-cash asset impairment charges resulting from our evaluation of our long-lived assets for recoverability, and other costs of $0.4 million.

        We review our businesses on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards.

        On June 9, 2009, the Board of Directors approved management's plan to consolidate our operations in the U.S. in order to better align our manufacturing capabilities with our long-term strategic direction and to reduce overall operating costs. Our plans included the closure of our North Little Rock, Arkansas manufacturing plant and the relocation of certain equipment from that manufacturing facility to our Benson, North Carolina manufacturing plant. These activities also include the upgrade of certain assets and capabilities at the Benson, North Carolina plant.

        Further, in January 2009, we made the decision to exit our automotive business as our industrial business had been negatively impacted as a result of the economic downturn.

        We announced three plant consolidation plans in the U.S. and Europe that were initiated in fiscal 2007 and completed in early fiscal 2008 to better align our cost structure. We announced an additional plant closing in the U.S. in May of 2008, which ceased production in the third quarter of fiscal 2008. Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of certain business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand future sales volumes.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Discontinued Operations

        During fiscal 2009, we determined that, in accordance with ASC 360, the assets of Fabpro represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.

        The operations results of Fabpro have been included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2009 in comparison with such items for the 2008 and 2007 fiscal years:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	53.6
Labor	8.1	7.2	7.6
Overhead	24.2	21.4	22.6

	79.2	83.6	83.8

Gross profit	20.8	16.4	16.2
Selling, general and administrative expenses	13.0	11.0	10.3
Acquisition and integration expenses	0.2	—	—
Special charges, net	2.4	1.9	6.2
Other operating (income) loss, net	(0.4)	0.5	(0.1)

Operating income (loss)	5.6	3.0	(0.2)
Other expense (income):
Interest expense, net	3.0	2.9	3.0
Gain on reacquisition of debt	(0.3)	—	—
Loss on extinguishment of debt	0.6	—	—
Foreign currency and other (gain) loss, net	0.8	(0.2)	(0.2)

Income (loss) before income taxes and discontinued operations	1.5	0.3	(3.0)
Income tax expense	1.1	0.6	0.9

Income (loss) from continuing operations	0.4	(0.3)	(3.9)
Income from discontinued operations	0.5	0.2	0.0
Gain on sale of discontinued operations	1.0	—	—

Net income from discontinued operations	1.5	0.0	0.0

Net income (loss)	1.9	(0.1)	(3.9)
Less: net (income) loss attributable to noncontrolling interests	0.2	0.6	(0.2)

Net income (loss) attributable to Polymer Group, Inc.	2.1%	0.5%	(4.1)%

Comparison of Fiscal Year Ended January 2, 2010 and January 3, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 19 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K. The segment information presented in the table below excludes the results of Fabpro and sets forth components of our net sales and operating income (loss) by operating division for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009 and the corresponding change (in millions):

	2009	2008	Change
Net sales
Nonwovens	$804.8	$971.4	$(166.6)
Oriented Polymers	77.8	101.9	(24.1)

	$882.6	$1,073.3	$(190.7)

Operating income (loss)
Nonwovens	$102.5	$72.2	$30.3
Oriented Polymers	(0.2)	5.7	(5.9)
Unallocated Corporate, net of eliminations	(30.1)	(25.3)	(4.8)

	72.2	52.6	19.6
Acquisition and integration expenses	(1.8)	—	(1.8)
Special charges, net	(20.8)	(20.1)	(0.7)

	$49.6	$32.5	$17.1

        The amounts for special charges, net and acquisition expenses have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $882.6 million for 2009, a decrease of $190.7 million, or 17.8%, from 2008 net sales of $1,073.3 million. Net sales for fiscal 2009 declined in the Nonwovens segment from comparable 2008 results by 17.2%, and net sales in fiscal 2009 in the Oriented Polymers segment decreased 23.7% from 2008 results. A reconciliation of the change in net sales between 2009 and 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—2008	$971.4	$101.9	$1,073.3
Change in sales due to:
Volume	(72.0)	(22.9)	(94.9)
Price/mix	(67.2)	0.5	(66.7)
Foreign currency translation	(27.4)	(1.7)	(29.1)

Net sales—2009	$804.8	$77.8	$882.6

        The net sales decline of $72.0 million attributable to volume in Nonwovens includes declines in all regions except Asia, but predominantly in the U.S. and Europe. The sales volume declines in the U.S. and Europe were the result of the U.S. plant closure in the third quarter of fiscal 2008, and recessionary impacts that are negatively affecting the industrial and wiping businesses located in the U.S. and European regions. The predominant amount of the volume decline in the U.S. was associated with lower sales from carded technologies. Spunmelt volumes were relatively stable in 2009 compared to 2008. In our Latin America region, higher sales volumes were achieved as a result of the new line installation in Mexico, and continued sales growth from the new line installed in our Argentina facility during 2008. However, these were offset by decreased volumes in industrial sales and a softness with certain hygiene markets in South America as the economic and political environments in certain countries impacted demand, primarily affecting our operations in Colombia. Oriented Polymers' volumes continued to be negatively impacted by reduced housing starts affecting their industrial business, imported commodity products affecting lumber wrap volumes and a significant reduction in market demand for protective apparel fabrics. Sales volumes in the second half of 2009 improved compared to the first half as incremental volumes were sold from the new spunmelt line in Mexico and a gradual rebound in certain industrial-related businesses occurred. Sales for 2009 reflected the results of operations for the business acquired in Spain for the period from December 2, 2009 to January 2, 2010.

        Sales in the Nonwovens segment were also negatively impacted by lower price/mix primarily due to price decreases resulting from the pass-through of lower raw material costs. The lower sales prices were partially offset by an improved sales mix impact. In Asia, high grade medical product sales increased and accounted for a larger portion of total sales. In the U.S., new industrial products were introduced to the market with higher margins. Additionally, a higher volume of hygiene sales was achieved in Argentina in 2009 compared to 2008, replacing lower value industrial products sold in 2008. The company also implemented specific initiatives to improve overall pricing effectiveness to identify and capture the value of our products and services in the market that resulted in an improved spread of sales price over raw materials. As raw material costs have decreased, we have reduced selling prices to our customers where required by contract terms, and where appropriate based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        Most currencies were weaker against the U.S. dollar during 2009 compared to 2008. As a result, net sales decreased $29.1 million due to the unfavorable foreign currency translation, primarily in the European and Latin American regions. Further discussion of foreign currency exchange rate risk is contained in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin

        Gross margin for fiscal 2009 improved to 20.8% from 16.4% in fiscal 2008, primarily driven by an improved spread of sales over raw material costs as raw material costs declined (which were partially offset by lower selling prices required by contract terms and, where appropriate, based on market conditions). Manufacturing costs were higher during the year as the significant change in production levels resulted in manufacturing inefficiencies, unabsorbed fixed costs and higher waste rates in certain of our operations. The pace of volume declines occurred more rapidly than we could adjust our cost structure, specifically in Europe and Canada. Additionally, we experienced higher energy costs and labor costs during the year, coupled with increased spending in certain cost categories. These increases were partially offset by improvements in conversion costs in Asia due to the implementation of manufacturing efficiency programs. Similar programs were implemented in our U.S. and Latin America businesses, resulting in lower cash converting costs on a per unit basis when taken into account with total volume changes. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.0% in 2008 to 46.9% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from fiscal 2008 to fiscal 2009. As a percentage of sales, labor increased from 7.2% to 8.1%, and overhead increased from 21.4% to 24.2%. All of the above percentages were also impacted by lower selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income between fiscal 2008 and fiscal 2009 is presented in the following table (in millions):

Operating income—2008	$32.5
Change in operating income due to:
Lower raw material costs	119.9
Price/mix	(70.4)
Volume	(24.7)
Higher manufacturing costs	(12.9)
Foreign currency	8.7
Higher depreciation and amortization expense	(0.6)
Higher special charges, net	(0.8)
Higher acquisition and integration expenses	(1.8)
Increased share-based compensation costs	(1.0)
Spain acquisition operating results	(0.7)
All other, primarily lower SG&A spending	1.4

Operating income—2009	$49.6

        Consolidated operating income was $49.6 million for fiscal 2009 as compared to $32.5 million of income in fiscal 2008. Raw material costs, especially polypropylene resin, were $119.9 million lower in 2009 compared to 2008. These declines represented not only decreases in the market price for raw materials, but cost improvements achieved through the company's global procurement activities. The cost reduction was partially offset by a reduction of sales price/mix of $70.4 million during the same time period. Sales price/mix is calculated based on the change in the average selling price for current year multiplied by the current year volume. The average selling price reflects the results of selling price effectiveness improvement initiatives, changes in product mix, and price changes associated with both index-based selling agreements and market based pricing trends. The net affect of the above factors and initiatives resulted in an improvement in the company's operating income of $49.5 million in 2009 compared to 2008. Operating income was negatively impacted by the previously mentioned lower sales volumes and impacts to manufacturing costs along with higher special charges and acquisition and integration expenses related to the Spain acquisition. In addition, the Spain acquisition occurred during the month of December, which included a holiday period, and operating results were negatively impacted by the shortened operating period.

        Selling, general and administrative expenses decreased $3.4 million, from $118.3 million in 2008 to $114.9 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar, lower executive severance and termination costs and lower distribution costs related to sales volumes. These factors were partially offset by higher compensation costs, and other spending increases associated with investments in capabilities to enable the company to better address future market needs and execute on its strategic plan. Executive severance was $0.5 million in 2009 compared to $1.6 million in 2008. Selling, general and administrative costs as a percent of net sales increased from 11.0% in fiscal 2008 to 13.0% for fiscal 2009. This percentage is impacted by the reduction in sales noted above.

        Acquisition and integration expenses of $1.8 million in fiscal 2009 were associated with the acquisition and integration of our new operation in Spain.

        Special charges for fiscal 2009 of approximately $20.8 million included non-cash impairment charges of $3.4 million related to the write-down of certain property and equipment in North Little Rock, Arkansas, and Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs comprised of: (a) $11.1 million associated with our announced closure of the North Little Rock, Arkansas facility and relocation of some of these assets to our facility in Benson, North

Carolina; (b) $3.4 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (c) $0.8 million related to an ongoing employee claim in Argentina; (d) $1.6 million of severance costs related to other restructuring initiatives in the United States and Canada, and $0.4 million of other costs.

        Other operating (income) loss, net for fiscal 2009 of approximately $3.5 million includes foreign currency losses of approximately $2.2 million and license fee income of approximately $1.5MM.

Interest and Other Expense

        Net interest expense decreased $4.7 million, from $31.3 million during 2008 to $26.5 million during 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates for the period prior to the Credit Facility amendment, and costs associated with an interest rate swap agreement that expired in June 2009, partially offset by higher interest costs related to subsidiary debt obligations. Interest expense is expected to be higher going forward resulting from the LIBOR floor associated with the amendment to the Credit Facility discussed below.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, the Company entered into a new cash flow hedge agreement ("the Interest Rate Swap"), which became effective June 30, 2009 and matures on June 30, 2011 which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 16 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 8 of Part II of this Annual Report on Form 10-K. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.

        During fiscal 2009, we incurred costs related to the amendment of our Credit Facility. As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss on extinguishment of debt in the Consolidated Statement of Operations.

        During fiscal 2009, we reacquired $15.0 million of principal amount of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss (gain), net decreased by $8.9 million, from a $1.2 million gain during fiscal 2008 to a $7.7 million loss in fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During 2009, we recognized income tax expense of $9.4 million on consolidated income before income taxes and discontinued operations of $12.8 million. During 2008, we recognized income tax expense of $6.4 million on consolidated income before income taxes and discontinued operations of $2.4 million. Our income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Discontinued Operations

        Income from operations of discontinued business is comprised of the net operating results of Fabpro for 2009 and 2008. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations increased $1.8 million, from $2.6 million in 2008 to income of $4.4 million in 2009.

        We have recognized a gain on the sale of Fabpro of approximately $8.5 million in fiscal 2009. The definitive purchase agreement for the Fabpro sale provided for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. The actual working capital purchase price adjustment was finalized in the fourth quarter of 2009 and resulted in no significant adjustment.

Net (Income) Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. These interests include a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, net income attributable to Polymer Group, Inc. increased $12.8 million to $18.2 million, or $0.92 per share, for fiscal year 2009 compared to $5.4 million, or $0.27 per share, for the fiscal year 2008.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for fiscal year 2009 increased 11.9% to $124.4 million compared to $111.1 million in 2008. The improvement was driven primarily by the growth in gross profit, due to the previously mentioned factors, and a reduction in SG&A expense. Additionally, non-cash stock compensation included in SG&A expense was $4.0 million in 2009 compared to $3.3 million in 2008. Depreciation and amortization expense included in Adjusted EBITDA of $48.8 million increased by $0.4 million from 2008 to 2009. During 2009, we recognized $0.8 million of commercial service fees expense payable to its minority partner in Argentina compared to $1.2 million in 2008. Upon the successful acquisition of the non-controlling interest in our joint venture, the commercial service fee expense arrangement was terminated.

Comparison of Fiscal Years Ended January 3, 2009 and December 29, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 18 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K. The following table sets forth components of the Company's net sales and operating income (loss) by operating division for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and the corresponding change from 2007 to 2008 (in millions):

	2008	2007	Change
Net sales
Nonwovens	$971.4	$885.7	$85.7
Oriented Polymers	101.9	114.1	(12.2)

	$1,073.3	$999.8	$73.5

Operating income (loss)
Nonwovens	$72.2	$79.4	$(7.2)
Oriented Polymers	5.7	(2.3)	8.0
Unallocated Corporate, net of eliminations	(25.3)	(18.2)	(7.1)

	52.6	58.9	(6.3)
Special charges, net	(20.1)	(61.4)	41.3

	$32.5	$(2.5)	$35.0

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $1,073.3 million in 2008, an increase of $73.5 million, or 7.4%, over 2007 net sales of $999.8 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 9.7%, and net sales in fiscal 2008 in the Oriented Polymers segment decreased 10.7% from 2007 results. A reconciliation of the change in net sales between 2007 and 2008 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—2007	$885.7	$114.1	$999.8
Change in sales due to:
Volume	0.4	(19.4)	(19.0)
Price/mix	69.0	6.8	75.8
Changes in foreign currency rates	16.3	0.4	16.7

Net sales—2008	$971.4	$101.9	$1,073.3

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net sales increase of $0.4 million attributable to volumes in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable businesses. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene products, including sales generated by our new facility in Argentina, and the growth in Asia was paced by year-over-year growth, predominately in medical sales. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs and mix improvement associated with the commercialization of the retrofitted hydroentangling line in the U.S. to produce Spinlace™ products. Oriented Polymers' net sales for 2008 decreased $12.2 million from 2007 and was primarily the result of lower sales volumes, partially offset by higher selling prices. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts and a slowdown in various industrial business sectors, a reduction in commodity industrial packaging volumes, and reduced sales to the protective apparel markets, caused in part by economic factors and raw material supply interruptions.

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

Gross margin

        Gross margin in fiscal 2008 improved to 16.4% from 16.2% in fiscal 2007, primarily driven by improved price/mix and lower depreciation charges resulting from impairments recognized in fiscal 2007. Partially offsetting these positive effects was higher raw material costs, as the raw material component of cost of goods sold, as a percentage of net sales, increased from 53.6% in 2007 to 55.0% in 2008. Our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from fiscal 2007 to fiscal 2008 attributable to the combination of: improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation resulting from impairment charges recognized in fiscal 2007. As a percentage of sales, labor decreased from 7.6% to 7.2%, or 0.4%, and overhead decreased from 22.7% to 21.4%, or 1.3%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between fiscal 2007 and fiscal 2008 is presented in the following table (in millions):

Operating loss—2007	$(2.5)
Change in operating income due to:
Price/mix	84.6
Higher raw material costs	(73.7)
Volume	(2.7)
Higher manufacturing costs	(0.1)
Changes in foreign currency rates	(8.9)
Lower depreciation and amortization expense	6.6
Lower special charges	41.6
Increased share-based compensation costs	(0.4)
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(12.6)
All other	0.6

Operating income—2008	$32.5

        Consolidated operating income was $32.5 million in fiscal 2008 as compared to an operating loss of $2.5 million in 2007. This improvement was significantly affected by a $41.6 million decrease in special charges, net during the 2008 period and sales price/mix improvements of $84.6 million, which was primarily generated by price increases obtained through the pass-through of higher raw material costs. Additionally, we were able to improve our product mix with the commercialization of Spinlace™, which replaced lower margin hydroentanglement volume in fiscal 2007. These improvements were largely offset by higher raw material costs of $73.7 million and a $12.6 million increase in SG&A costs, which increase was largely attributable to higher export and distribution costs. The cost of certain raw materials, especially polypropylene resin, increased throughout the first eight months of fiscal 2008, and decreased significantly during the fourth quarter of fiscal 2008. Operating income was positively impacted by lower depreciation and amortization charges in 2008 resulting from impairments recognized in fiscal 2007, primarily in the oriented polymers segment. Further contributing to the higher operating income in fiscal 2008 was $1.5 million in license fees received from a customer under a license agreement related to the manufacture of product by a third party.

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

        In fiscal 2007, special charges, net of $61.7 million included (a) noncash charges of $37.4 million associated with the impairment of assets, primarily in our Canadian, U.S. and European operations, (b) restructuring and plant realignment costs of $23.5 million primarily related to plant closures in the U.S. and Germany, associated equipment relocation costs, and relocation of administrative functions, and (c) other costs of $0.8 million.

        Selling, general and administrative expenses increased $15.0 million, from $103.3 million in 2007 to $118.3 million in 2008, partially due to volume-related increases in Latin America and Asia, strengthening of foreign currencies versus the U.S. dollar, executive separation and termination costs of approximately $1.6 million and increases in research and development and administrative costs on a global basis. Selling, general and administrative costs as a percent of net sales increased from 10.3% in 2007 to 11.0% in 2008.

Interest and other expense

        Net interest expense increased $1.4 million, from $29.9 million during fiscal 2007 to $31.3 million during fiscal 2008. The increase in net interest expense was largely due to (a) lower interest capitalization of approximately $1.5 million with respect to major capital expenditure projects, (b) increased borrowings primarily related to our capital expansion in Argentina, and (c) the effects of the interest rate swap agreements discussed below, and partially offset by (i) lower interest costs on our long-term debt due to lower interest rates and (ii) a decrease in outstanding balances.

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

        Foreign currency and other (gain) loss, net declined by $1.3 million, from a gain of $2.5 million in fiscal 2007 to a gain of $1.2 million in fiscal 2008. Included as a gain in Foreign currency and other (gain)

loss, net in fiscal 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action and net gains of $2.8 million on the sale of property and equipment.

Income tax expense

        We recognized income tax expense of $6.4 million for fiscal 2008 on consolidated income before income taxes and discontinued operations of $2.4 million for such period. This income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico. During fiscal 2007, we recognized an income tax expense of $8.8 million on a consolidated loss before income taxes and discontinued operations of $29.8 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Discontinued Operations

        Income from operation of discontinued business is comprised of the net operating results of Fabpro for the fiscal years 2008 and 2007. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations increased $3.1 million, from a loss of $0.5 million during fiscal 2007 to income of $2.6 million during fiscal 2008.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $5.4 million, or $0.27 per share, for fiscal year 2008 compared to a net loss of $41.1 million, or $2.13 per share, for fiscal 2007.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for fiscal year 2008 decreased 4.0% to $111.1 million compared to $115.6 million in 2007. The decline was primarily attributable to the above referenced impact of raw material costs on our profitability combined with higher SG&A costs, which was largely attributable to higher export and distribution costs. Non-cash stock compensation included in SG&A expense was $3.2 million in 2008 compared to $2.7 million in 2007. Depreciation and amortization expense included in Adjusted EBITDA of $48.2 million decreased by $6.6 million from 2007 to 2008. During 2008, we recognized approximately $1.6 million of executive severance and separation costs that was included in SG&A and reduced Adjusted EBITDA compared to 2007.

NON-GAAP FINANCIAL MEASURE

        Adjusted EBITDA (as defined below) is used in this document as a "non-GAAP financial measure," which is a measure of our financial performance that is different from measures calculated and presented in accordance with generally accepted accounting principles, or GAAP, within the meaning of applicable Securities and Exchange Commission rules. A non-GAAP financial measure, such as EBITDA or Adjusted EBITDA, should not be viewed as an alternative to GAAP measures of performance such as (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. The calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

        As defined in our credit agreement, Adjusted EBITDA equals net income (loss) before income and franchise tax expense (benefit), interest expense, net, depreciation and amortization, minority interests net of cash distributions, write-off of loan acquisition costs, non-cash compensation, foreign currency gain and losses, net, and special charges, net of unusual or non-recurring gains. We present Adjusted EBITDA, as defined in its credit agreement, as the measurement used as a basis for determining compliance with several covenants thereunder. It is also generally consistent with the metric used by management as a performance measurement for certain performance-based incentive compensation plans. In addition, we consider Adjusted EBITDA an important supplemental measure of our performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        Included below is a reconciliation of Net Income Attributable to Polymer Group, Inc. to Adjusted EBITDA, which illustrates the differences in these measures of operating performance.

        The following table reconciles Adjusted EBITDA to net income (loss) attributable to Polymer Group Inc. for the periods presented:

LTM (Last twelve months)	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007
Net income (loss) attributable to Polymer Group, Inc.	$18,204	$5,353	$(41,146)
Income & franchise tax expense	9,861	7,245	9,863
Interest expense, net	26,473	31,221	29,870
Depreciation and amortization included in operating income	48,781	48,189	54,798
Minority interests, net of tax & cash disbursements	(2,009)	(6,757)	(751)
Non-cash compensation	4,035	3,202	2,653
Foreign currency (gain) loss, net	4,697	4,654	(216)
Special charges, net	20,862	20,088	61,386
Fees paid for refinancing of credit agreement	1,742	—	—
Less gain on sale of discontinued operation	(8,501)	—	—
Less income from discontinued operations	(4,353)	(2,546)	505
Unusual or non-recurring charges (gains), net	4,652	401	(1,395)

Adjusted EBITDA	$124,444	$111,050	$115,567

        Fiscal 2008 and fiscal 2007 have been adjusted for the effect of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansion are currently funds generated from operations and borrowing availability under the Credit Facility, consisting of a Term Loan of $410.0 million and a Revolving Credit Facility of $45.0 million at the original borrowing date. As a result of an amendment to the Credit Facility on September 17, 2009 (the "Amendment"), the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan was extended to November 22, 2014 with the remainder due November 22, 2012 (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments). In addition, the maturity date of approximately $30.0 million of our available $45.0 million Revolving Credit Facility was extended to November 22, 2013, under certain circumstances summarized below, with the remaining $15.0 million of availability maturing on November 22, 2010. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At January 2, 2010, we were in compliance with such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of January 2, 2010, we had no outstanding borrowings under the Revolving Credit Facility and capacity under the Revolving Credit Facility had been reserved for outstanding letters of credit in the amount of $10.7 million. As of January 2, 2010, we also had other outstanding letters of credit in the amount of $1.3 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at January 2, 2010.

	January 2, 2010	January 3, 2009
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$59.5	$45.7
Working capital	159.7	184.0
Total assets	702.4	702.5
Total debt	342.6	413.7
Total shareholders' equity	149.1	93.2

        On a year-over-year basis, our working capital balances were impacted by a combination of lower volumes, the impact of lower raw material costs on inventory and accounts receivables balances and the aforementioned Spain Business Acquisition consummated near the end of the fiscal year. With the acquisition in Spain, we acquired working capital of: € 14.6 million of accounts receivable; € 6.4 million of inventory; € 0.2 million of other current assets; and € 13.5 million of accounts payable and accrued liabilities.

	Fiscal Year Ended
	January 2, 2010	January 3, 2009
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$100.8	$59.3
Net cash used in investing activities	(14.7)	(31.4)
Net cash used in financing activities	(72.7)	(12.9)

Operating Activities

        Net cash provided by operating activities was $100.8 million during fiscal 2009, a $41.5 million increase from the $59.3 million provided by operating activities during fiscal 2008. The net increase from 2008 to 2009 in cash flows from operating activities was driven by increased cash generated from gross profit on sales during fiscal 2009 and decreases in the amount of working capital employed at the end of fiscal 2009. As sales volumes increase and as raw material costs increase, inventory and accounts receivable balances rise. As a result, working capital balances are expected to rise, resulting in a use of cash going forward. As such, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in the near term.

        We had working capital of approximately $159.7 million at January 2, 2010 compared with $184.0 million at January 3, 2009. Approximately $11.6 million of the working capital balance at January 2, 2010 was associated with the purchase of the business in Spain. Accounts receivable at January 2, 2010 was $128.0 million as compared to $125.8 million on January 3, 2009, an increase of $2.2 million. The net increase in accounts receivable during fiscal 2009 is primarily attributable to the previously discussed $22.0 million of acquired accounts receivable associated with the Spain Business Acquisition. Excluding the acquired accounts receivable, our accounts receivable decreased $19.8 million due to (a) lower sales volumes, (b) lower overall selling prices, and (c) increased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Accounts receivable represented approximately 45 days of sales outstanding at January 2, 2010 as compared to 44 days of sales outstanding at January 3, 2009. We believe that our reserves adequately protect us against foreseeable increased collection risk.

        In fiscal 2004, we entered into factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time. Given the continued tightness in the global credit markets and the present difficulties experienced by some of the companies that participate in the factoring market, we decided to curtail our U.S.-based factoring program during the third quarter of fiscal 2009. However, we were able to resume that program in December 2009, thus minimizing the year-on-year variance.

        Inventories at January 2, 2010 were $106.8 million, a decrease of $0.9 million from inventories at January 3, 2009 of $107.7 million. The net decrease in inventory during fiscal 2009 includes the previously discussed $9.7 million of acquired inventory associated with the Spain Business Acquisition. Excluding the acquired inventory, our inventory decreased $10.6 million primarily attributable to lower quantities of goods on hand at January 2, 2010, partially offset by (a) the effects of currency movements, (b) higher unit costs related to inventory at the end of fiscal 2009 compared to year-end 2008 costs, and (c) a reduction in inventory reserves. The overall decrease, excluding the Spain Business Acquisition, was comprised of component decreases in raw materials and work-in-process of $6.1 million and $3.5 million, respectively, partially offset by a net increase in finished goods of $8.7 million. We had inventory representing approximately 48 days of cost of sales on hand at January 2, 2010 compared to 49 days of cost of sales on hand at January 3, 2009.

        Accounts payable and accrued liabilities at January 2, 2010 were $148.0 million as compared to $126.0 million at January 3, 2009, an increase of $22.0 million. The increase in accounts payable and accrued liabilities during fiscal 2009 was increased by the previously discussed $20.4 million of assumed accounts payable and accrued liabilities associated with the Spain Business Acquisition. Excluding the assumed accounts payable and accrued liabilities, our accounts payable and accrued liabilities increased $1.6 million from January 3, 2009 to January 2, 2010, which increase was primarily related to improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of 2009 compared to the end of fiscal year 2008. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Excluding the Spain Business Acquisition, accounts payable and accrued liabilities represented approximately 62 days of cost of sales outstanding at January 2, 2010 compared to 55 days of cost of sales outstanding at January 3, 2009.

        Our restructuring and plant realignment activities in fiscal years 2009 and 2008 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

        The restructuring and plant realignment costs of 17.0 million in fiscal 2009 are comprised of:

  (i)
  $11.3 million of severance and equipment relocation costs related to the North Little Rock, Arkansas facility. The current year charges include $1.8 million related to employee severance and retention costs and $9.5 million primarily related to equipment relocation;

  (ii)
  $3.4 million of severance and other shut-down costs in Europe. The current year charges are primarily related to employee severance and termination costs;

  (iii)
  $1.1 million of severance and other shutdown costs related to other previously announced facility closings in the U.S. The current year charges include $0.6 million related to employee severance costs and $0.5 million related to other shutdown costs;

  (iv)
  $0.8 million of settlement and legal fee costs in Argentina; and

  (v)
  $0.3 million of severance costs related to restructuring initiatives in Canada.

        The restructuring and plant realignment costs of $6.4 million in fiscal 2008 are comprised of: (a) $3.9 million of equipment relocation, other shut-down costs and employee termination costs related to the previously announced closure of the Neunkirchen, Germany facility, which ceased production activities as of September 29, 2007, (b) $1.0 million of costs related to the previously announced closure of the Landisville, New Jersey plant, which ceased production operations as of August 19, 2008, and (c) $1.0 million of costs related to a management restructuring within our Latin America operations; and (d) $0.5 million of credits pertaining to ongoing restructuring initiatives in the United States and Canada.

        Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of cash fixed costs at the closed plant sites, and the transfer of business and equipment to sites in regions with lower variable costs and which are closer to our customers, as necessary and practical, to retain the existing business with the potential to expand future sales volumes.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

        We expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $6.1 million to $6.6 million associated with approved restructuring initiatives, of which $2.8 million has been accrued as of January 2, 2010. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment in the range of $4.0 million to $6.0 million, which is expected to be received in fiscal 2010 or 2011.

Investing and Financing Activities

        Net cash used in investing activities amounted to $14.7 million and $31.4 million in 2009 and 2008, respectively. Capital expenditures during 2009 totaled $43.6 million, an increase of $9.3 million from capital spending of $34.3 million in the same period in 2008. A significant portion of the capital expenditures in 2009 related to the construction of a new spunmelt line at our manufacturing facility in San Luis Potosi, Mexico. A significant portion of the capital spending in 2008 related to the construction of our spunmelt line at our manufacturing facility near Buenos Aires, Argentina. Investing activities also included the previously discussed cash outlay of $4.1 million for the buy-out of the 40% minority interest in our Argentina business. Further, investing activities during fiscal 2009 and 2008 included proceeds from the sale of assets of $33.3 million and $3.4 million, respectively. The proceeds from the sale of Fabpro, which is discussed in Note 5, "Discontinued Operations" included in Item 8 of Part II to this Annual Report on Form 10-K, are included in fiscal 2009. We estimate our annual minimum sustaining capital expenditures to range from $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        As discussed in further detail in Note 24, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the "2010 FX Forward Contracts") that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

        On September 30, 2008, we entered a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party at inception was $33.3 million. Cash settlements under the forward contracts coincided with the payment dates on the equipment purchase contract. The forward contracts expired in the third quarter of fiscal 2009.

        Net cash used in financing activities amounted to $72.7 million in fiscal 2009, compared to $12.9 million of net cash used in financing activities in fiscal 2008. In 2009, we reduced our debt, on a net basis, by $71.0 million through repayments of $68.2 million and the gain resulting from reacquired debt, whereas we repaid, on a net basis, $13.0 million of debt during 2008. Of the repayments made in fiscal 2009, $33.0 million was associated with the remittance of proceeds received from the sale of Fabpro and $24.0 million was repaid in conjunction with the execution of the Credit Facility amendment. In fiscal 2008, we repaid $24.1 million of term loans, $3.7 million of short-term borrowings in Asia and $0.6 million of term loans in Canada and borrowed a net amount of $15.5 million associated with the new spunmelt line in Argentina. Additionally, in fiscal 2009, we used $12.3 million to repurchase $15.0 million of our Term Loan.

Dividends

        Our Board of Directors has not declared a dividend on our common stock since emergence from bankruptcy in March 2003.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Contractual Obligations

        A schedule of the required payments under existing debt agreements, the amounts due under operating leases that have initial or non-cancellable lease terms in excess of one year as of January 2,

2010 and purchase commitments as of January 2, 2010, are presented in tabular form below (in millions):

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Debt, including short-term borrowings	$342.6	$20.6	$11.7	$17.5	$11.1	$275.2	$6.5

Obligations under third party/nonaffiliate operating lease agreements	$51.6	$11.1	$9.8	$8.7	$6.0	$5.7	$10.3

Purchase commitments (see below)	$46.0	$46.0	—	—	—	—	—

        Additionally, we expect to contribute approximately $5.5 million to our pension plans in 2010. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

        As noted in the table above, we have approximately $342.6 million of debt outstanding as of January 2, 2010. Our original credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the "Term Loan") and a $45.0 million secured revolving credit facility (the "Revolving Credit Facility") maturing on November 22, 2010. In addition, the interest rate for both the Term Loan and the Revolving Credit Facility was based on a spread over the London Interbank Offered Rate ("LIBOR") of 2.25%, or 1.25% over a defined Alternate Base Rate. The Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations thereunder upon an event of default.

        On September 17, 2009, we entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. As a result of the Amendment, we extended the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan, to November 22, 2014. In addition, the maturity date of approximately $30.0 million of our then available $45.0 million Revolving Credit Facility was extended to November 22, 2013 under certain circumstances summarized below. In conjunction with the execution of the Amendment, we repaid approximately $24.0 million of net outstanding borrowings under the Term Loan.

        As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"). There were no amounts outstanding under the Revolving Credit Facility as of January 2, 2010. Interest will continue to be payable on a quarterly basis. Mandatory principal payments of $1.0 million are due quarterly and we are also required to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and we have included the mandatory payments of approximately $1.0 million per quarter in Current portion of long-term debt in our Consolidated Balance Sheets as of January 2, 2010 included in Item 8 of Part II to this Annual Report on Form 10-K. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

        Additionally, through our subsidiaries, we may make market purchases of the Term Loan under our Credit Facility from our existing lenders at a discount to the carrying value of our debt. As we make such purchases, the purchased term loans will be held by one or more of our subsidiaries and will not be retired prior to its planned maturity date.

        In fiscal 2008, our operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.4 million and $12.0 million as of January 2, 2010 and January 3, 2009, respectively. These facilities mature at various dates through June 2010. As of January 2, 2010, the average interest rate of these borrowings was 6.93%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, our subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (a) the subsidiary's existing equipment lines; (b) the outstanding stock of the subsidiary; and (c) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of $8.2 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. As of January 3, 2009, the outstanding indebtedness was approximately $35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $9.5 million as of January 2, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.9 million in September 2012, approximately $25.9 million in April 2016 and the balance of $6.3 million maturing in May 2016.

        In April 2009, we amended our Argentine Facility to effectively defer 2009 scheduled payments under the facility for a period of twelve months; accordingly, we have classified previously scheduled current maturities, in the amount of $3.8 million, as long-term debt in our Consolidated Balance Sheet as of January 2, 2010 consistent with the provisions of ASC 470. Principal payments due for each of the next five years are as follows: $9.5 million in 2010, $5.0 million in 2011, $5.0 million in 2012, $4.4 million in 2013 and $4.3 million in 2014.

        In March 2009, our subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (a) the subsidiary's existing equipment lines; and (b) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of January 2, 2010, outstanding indebtedness under the Mexico Credit Facility was approximately $13.8 million. Principal payments due for each of the next five years are as follows: $3.3 million in 2010, $2.6 million in 2011, $2.6 million in 2012, $2.6 million in 2013 and $2.6 million in 2014.

        Assuming the rate of interest remains unchanged from January 2, 2010, and only required amortization payments are made, cash interest payments would be approximately $26.8 million, $23.7 million, $20.9 million, $20.1 million and $10.0 million for 2010, 2011, 2012, 2013 and 2014, respectively. We have fixed the interest rate on $240.0 million of the Credit Facility debt through June 2011 through the use of a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 1.96%.

        We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.1 million, $4.7 million and $5.7 million in 2009, 2008 and 2007, respectively. The expenses are recognized on a straight-line basis over the life of the lease.

        At January 2, 2010, we had commitments of approximately $46.0 million related to the purchase of raw materials, maintenance, converting services and capital projects which are expected to result in cash payments during 2010. In addition, we had outstanding letters of credit at January 2, 2010 of approximately $12.0 million. None of these letters of credit have been drawn on at January 2, 2010.

        On January 19, 2010, we entered into a firm purchase commitment (the "Purchase Agreement") to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China. As of March 15, 2010, we have remaining payments due to the equipment manufacturer under the Purchase Agreement of approximately € 25.7 million. We are working with banks in China to secure up to $30.0 million in outside financing for this capital project. If we are unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

        The Purchase Agreement contemplated that we would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, had provided for a discounted price structure. Should we not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by January 19, 2011, our obligation under the Purchase Agreement would increase by approximately $2.1 million. Currently, we are seeking funding alternatives for the U.S. Spunmelt Line which would include approximately $50.0 million of operating lease proceeds.

        We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $10.8 million as of January 2, 2010 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12 "Income Taxes" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Liquidity Summary

        As discussed more fully in Note 11 "Debt" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which, there are no amounts outstanding as of January 2, 2010. Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility, as amended, requires that we maintain a leverage ratio of not more than 3.50:1.00 as of January 2, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at January 2, 2010 and for the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. We were in compliance with the financial covenants under the Credit Facility at January 2, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results, or any increases in indebtedness not supported by sufficient increases in Consolidated EBITDA (as defined in the Credit Facility) will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility. On August 21, 2009, we received a waiver from our Lenders with respect to our requirement to furnish certain financial information related to the quarter ended July 4, 2009. Further, we provided such information within the prescribed timeframe set-forth in the waiver and we were in compliance with our obligations under the Credit Facility during the third quarter 2009.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, we have the option to either prorate such principal payments across the two tranches or to apply to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. There was no excess cash flow requirement with respect to fiscal 2009. We may, at our discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire our debt in conjunction with our debt repurchase program.

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

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. In March 2009 we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K.

        The interest rate applicable to borrowings under the Credit Facility is based on either of the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and the Tranche 1 Revolver is 225 basis points. The applicable margin for borrowings under the Tranche 2 Term Loan and the Tranche 2 Revolver is 450 basis points (with a LIBOR floor of 2.5%). Further, we may, from time to time, elect to use an Alternate Base Rate for our borrowings under the Revolving Credit Facility and Term Loan based on the bank's base rate plus a margin of 75 to 125 basis points based on our total leverage ratio.

        We maintain a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into an interest rate swap agreement (the "2009 Swap"), which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment we concluded that 92%, (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment), of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million of cumulative liability related to the 2009 Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the 2009 Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 15, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 16, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 8 of Part II to this Annual Report on Form 10-K.

        There were no borrowings under the Revolving Credit Facility as of January 2, 2010 or January 3, 2009. Average daily borrowings under that facility, which were primarily LIBOR Rate-based borrowings, were $0.7 million at an average interest rate of 5.85% for the period from January 4, 2009 to January 2, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of January 2, 2010, we have effectively reserved capacity under the Revolving Credit Facility in the amount of $10.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at January 2, 2010. As a result of the Amendment, availability under the Revolving Credit Facility matures in two tranches: $15.0 million (Tranche 1) on November 22, 2010 and $30.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012.

        As of January 2, 2010, we also had other outstanding letters of credit in the amount of $1.3 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at January 2, 2010.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of January 2, 2010, this debt is comprised of long-term facilities of $47.8 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $9.5 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $3.4 million at January 2, 2010, which facilities mature at various dates through June 2010 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of factoring agreements related to the sale of non-U.S. company- based receivables, the maximum amount of outstanding advances at any one time is approximately $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The amount of trade receivables due from the factoring entities, and, therefore, excluded from the Company's accounts receivable, was $35.1 million and $26.2 million as of January 2, 2010 and January 3, 2009, respectively. The Credit Facility permits us to increase the sale of non-U.S. based receivables, under factoring agreements, to a maximum amount of outstanding advances at any one time of $20.0 million.

        With respect to the restructuring and plant realignment activities discussed in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $6.1 million to $6.6 million, of which $2.8 million has been accrued as of January 2, 2010. Additionally, we currently anticipate future proceeds in the range of approximately $4.0 million to $6.0 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2010.

        During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statement of Cash Flows. Investing and financing activities of Fabpro were not significant during any of the periods presented in this Annual Report on Form 10-K. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million has been applied to reduce amounts outstanding under the Term Loan.

        As discussed in Note 24, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, we have announced plans to install new spunmelt equipment in the United States and China, with construction associated with the projects to begin in early 2010. We expect to invest approximately $132 million to $140 million, in aggregate, in the projects. Funding for the investments is expected to be generated from a combination of internally generated funds and proceeds from financing sources, including an operating lease in the U.S. for up to $50 million. Subject to execution of an operating lease, the Company expects to recognize capital expenditures of $82 million to $90 million associated with the projects during the 24-month period that includes fiscal years 2010 and 2011. As of January 2, 2010, the Company has not entered any financing arrangements resulting in financial commitments related to these announced plans.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements other than previously disclosed.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was not significant during 2009, 2008 and 2007. However, we continue to be impacted by rising raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of Part II of this Annual Report on Form 10-K.

Recent Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Accounting Standards Codification™ (the "Codification" or "ASC") as the source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied to nongovernmental entities. Under the new guidance, as prescribed by ASC 105, "Generally Accepted Accounting Principles", accounting literature references in consolidated financial statements issued beginning in the third quarter of fiscal 2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. We adopted the authoritative guidance in the third quarter of fiscal 2009.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance, as prescribed by ASC 805, "Business Combinations" ("ASC 805"), changes how an entity accounts for the acquisition of a business. We adopted the revised guidance of ASC 805 as of January 4, 2009. While ASC 805 retains the requirement to account for all business combinations using the acquisition method, the new guidance applies to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The revised guidance eliminates the cost-based purchase method previously allowed under U.S. GAAP. The revised guidance also introduced changes to certain provisions of the authoritative guidance related to income tax accounting. For reorganizations undertaken before the adoption of the revised guidance, the release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences related to certain reorganizations are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the income statement.

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

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements. See Note 17 "Fair Value of Financial Instruments and Non-financial Assets and Liabilities" in Item 8 of Part II to this Annual Report on Form 10-K for additional information.

        In April 2009, guidance as prescribed by ASC 825, "Financial Instruments" ("ASC 825") was issued and requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt ASC 825 only if it concurrently adopts both ASC 320, "Investments—Debt and Equity Securities" and ASC 820-10-65. We adopted ASC 825 effective July 4, 2009 by providing the additional disclosures in our unaudited interim consolidated financial statements.

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

        We adopted the new guidance of ASC 810 on January 4, 2009. Accordingly, we have adjusted our comparative consolidated financial statements presented as follows:

  •
  The noncontrolling (minority) interest has been reclassified from the mezzanine section of the consolidated balance sheet to the equity section of the consolidated balance sheet as of January 2, 2010 and January 3, 2009.

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

        In March 2008, the FASB revised its guidance to expand the required disclosure framework for derivative instruments and hedging activities. The revised guidance, as prescribed by ASC 815, requires us to disclose information about how and why we use derivative instruments; how we account for the derivative instruments and related hedged items; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires us to provide information about our strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. We adopted the revised guidance of ASC 815 as of January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The guidance, as prescribed by ASC 275, "Risks and Uncertainties" and ASC 350, "Intangibles—Goodwill and Other", requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors. We adopted the guidance of ASC 275 and ASC 350 as of January 4, 2009. We capitalize costs incurred to renew or extend the term of our intangible assets. In fiscal years 2009 and 2008, we incurred $0.3 million and $0.6 million, respectively, of renewal and extension costs for patents and trademarks related to several of our products. The weighted-average period for amortizing the costs of patents and trademarks is six years. We currently expect to be able to continue to maintain these patents and trademarks and thus do not anticipate any significant effect on our expected future cash flows related to those products.

        In December 2008, the FASB issued additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance, as prescribed by ASC 715, "Compensation—Retirement Benefits" ("ASC 715"), is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopted the new guidance of ASC 715 as of January 2, 2010. The adoption of this interpretation increased the disclosures in the financial statements related to the assets of our postretirement benefit plans.

        In May 2009, the FASB issued authoritative guidance, as prescribed by ASC 855, "Subsequent Events", which established standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before the financial statements are issued. The new guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which we must recognize and disclose subsequent events or transactions occurring after the balance sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009 and was applied by us as of July 4, 2009. In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which was effective as of February 24, 2010. ASU 2010-09 clarified the guidance to indicate that SEC filers are required to evaluate subsequent events through the date financial statements are issued, but are not required to disclose the date through which subsequent events were evaluated.

        In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIEs economic performance and share in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. We plan to adopt the revised guidance for the accounting for VIE's, pursuant to ASC 810, effective January 3, 2010 and we expect that the new guidance will result in the Company recognizing additional

Property, plant and equipment, net and Debt on the Consolidated Balance Sheets. See Note 4 "Acquisitions" in Item 8 of Part II to this Annual Report on Form 10-K for additional information.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value", to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. We plan to adopt the amended guidance in ASC 820 beginning January 3, 2010 and we do not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, Revenue Recognition ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We expect to prospectively apply the amended guidance in ASC 605-25 beginning January 3, 2010. We do not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on our consolidated financial statements.

        No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Critical Accounting Policies And Other Matters

        The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, inventories, income taxes, impairment of long-lived assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we sell, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. During a portion of fiscal 2009, we significantly curtailed factoring in our U.S. company-based receivables. However, the factoring program in the U.S. was resumed in December 2009. At January 2, 2010, a reserve of $9.1 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        In periods prior to fiscal year 2009 and consistent with previous authoritative U.S. GAAP guidance, recognition of tax benefits from preconfirmation net operating loss carryforwards and other deductible temporary differences not previously recognized were applied to reduce goodwill to zero, then to reduce intangible assets that existed at the date of emergence from bankruptcy with any excess tax benefits credited directly to Additional Paid in Capital.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of January 2, 2010, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Environmental

        We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. We believe that we are in substantial compliance with current applicable environmental requirements and do not currently anticipate any material adverse effect on our operations, financial or competitive position as a result of our efforts to comply with environmental requirements. In the past several years, we have witnessed increased climate change related legislation and regulation and we recognize that additional legislation and regulation could be enacted as the United States government and the international community attempt to address climate change matters on a global basis. In summary, risk of environmental liability is inherent due to the nature of our business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to market risks for changes in foreign currency rates and interest rates and we have exposure to commodity price risks, including prices of our primary raw materials. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange and raw material pricing arising in our business activities. We manage these financial exposures primarily through operational means and secondarily by using various financial instruments. These practices may change as economic conditions change.

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 11, "Debt" and Note 16, "Derivatives and Other Financial Instruments and Hedging Activities" to

our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, in February 2009, we entered into an interest rate swap agreement which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the 2009 Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the 2009 Swap. The 2009 Swap agreement is more fully described in Note 16, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 17, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 8 of Part II to this Annual Report on Form 10-K.

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

        The estimated fair value of our debt at January 2, 2010 was approximately $335.8 million.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During 2009 and 2008, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K.

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

        In addition, on September 30, 2008, we entered into a series of foreign exchange forward contracts with a third-party financial institution (the "2008 FX Forward Contracts"), the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the 2008 FX Forward Contracts, which expired on various dates during fiscal 2009, was $33.3 million. Cash settlements under the 2008 Forward Contracts coincided with the payment dates on the equipment purchase contract. See Note 16, "Derivatives and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in

Item 8 of Part II to this Annual Report on Form 10-K for further discussion of the 2008 FX Forward Contracts.

        As discussed in further detail in Note 24, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The cash settlements under the FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the FX Forward Contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

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

        We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials based on a published index, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material prices as a percentage of sales have decreased from 55.0% in fiscal 2008 to 46.9% in fiscal 2009.

        During the first eight months of fiscal 2008, the cost of polypropylene resin, our largest volume raw material, increased significantly, particularly during the May 2008 to August 2008 timeframe and, during the fourth quarter of fiscal 2008, decreased dramatically. During the second half of fiscal 2009, we have seen significant increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and are experiencing significant volatility in resin prices. Additionally, on a global basis, other raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.0 million, on an annualized basis, in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Polymer Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 2, 2010, and January 3, 2009, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 2, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of January 2, 2010, and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 4, 2009, the Company adopted new accounting guidance related to the accounting for and financial statement presentation of noncontrolling equity interests in consolidated subsidiaries. As discussed in Note 12 to the consolidated financial statements, effective December 31, 2006, the Company adopted new accounting guidance related to the accounting for uncertainty in income tax reporting.

/S/ GRANT THORNTON LLP
Charlotte, North Carolina
March 22, 2010

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 2, 2010	January 3, 2009
A S S E T S
Current assets:
Cash and cash equivalents	$59,521	$45,718
Accounts receivable, net	127,976	125,818
Inventories	106,770	107,685
Deferred income taxes	3,612	1,826
Other current assets	34,382	30,124
Assets of discontinued operations	—	31,760

Total current assets	332,261	342,931
Property, plant and equipment, net	331,293	338,262
Intangibles and loan acquisition costs, net	9,006	7,938
Deferred income taxes	2,777	580
Other assets	27,029	12,751

Total assets	$702,366	$702,462

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current liabilities:
Short-term borrowings	$3,690	$11,987
Accounts payable and accrued liabilities	147,992	125,957
Income taxes payable	3,940	4,266
Current portion of long-term debt	16,921	9,173
Liabilities of discontinued operations	—	7,863

Total current liabilities	172,543	159,246
Long-term debt	322,021	392,505
Deferred income taxes	21,425	14,286
Other noncurrent liabilities	37,248	43,214

Total liabilities	553,237	609,251
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—20,875,378 and 19,400,455 issued and outstanding at January 2, 2010 and January 3, 2009, respectively	209	194
Class B convertible common stock—83,807 and 93,949 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	211,768	192,796
Retained deficit	(112,885)	(131,089)
Accumulated other comprehensive income	41,998	18,370

Total Polymer Group, Inc. shareholders' equity	141,091	80,272
Noncontrolling interests	8,038	12,939

Total equity	149,129	93,211

Total liabilities and equity	$702,366	$702,462

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007

Net sales	$882,652	$1,073,272	$999,776
Cost of goods sold	698,977	897,484	838,079

Gross profit	183,675	175,788	161,697
Selling, general and administrative expenses	114,911	118,264	103,289
Acquisition and integration expenses	1,789	—	—
Special charges, net	20,863	20,088	61,386
Other operating (income) loss, net	(3,478)	4,955	(531)

Operating income (loss)	49,590	32,481	(2,447)
Other expense (income):
Interest expense, net	26,473	31,221	29,864
Gain on reacquisition of debt	(2,431)	—	—
Loss on extinguishment of debt	5,088	—	—
Foreign currency and other loss (gain), net	7,717	(1,188)	(2,494)

Income (loss) before income tax expense and discontinued operations	12,743	2,448	(29,817)
Income tax expense	9,402	6,398	8,838

Income (loss) from continuing operations	3,341	(3,950)	(38,655)
Discontinued operations:
Income (loss) from operations of discontinued business	4,353	2,546	(505)
Gain on sale of discontinued operations	8,501	—	—

Income (loss) from discontinued operations	12,854	2,546	(505)

Net income (loss)	16,195	(1,404)	(39,160)
Less: net (income) loss attributable to noncontrolling interests	2,009	6,757	(1,986)

Net income (loss) attributable to Polymer Group, Inc.	$18,204	$5,353	$(41,146)

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.27	$0.14	$(2.11)
Discontinued operations	0.65	0.13	(0.02)

Basic	$0.92	$0.27	$(2.13)

Diluted:
Continuing operations	$0.27	$0.14	$(2.11)

Discontinued operations	0.65	0.13	(0.02)

Diluted	$0.92	$0.27	$(2.13)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

(In Thousands)

	Polymer Group, Inc. Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Deficit			Noncontrolling Interest	Total Shareholders Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 30, 2006	19,294	$193	$173,368	$(89,352)	$24,887	$109,096	$16,654	$125,750
Net loss				(41,146)		(41,146)	1,986	(39,160)	$(41,146)
Cash flow hedge adjustment, net of reclassification adjustments					(5,759)	(5,759)		(5,759)	(5,759)
Compensation recognized on share-based awards	126	1	2,652			2,653		2,653
Surrender of shares to satisfy employee withholding tax obligations	(13)		(294)			(294)		(294)
Adjustment to initially apply FASB Interpretation No. 48			13,078	(5,944)		7,134		7,134
Employee benefit plans, net of tax					6,034	6,034		6,034	6,034
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes			1,343			1,343		1,343
Currency translation adjustments, net of tax					19,471	19,471	1,105	20,576	19,471
Adjustment of noncontrolling interest						—

Balance—December 29, 2007	19,407	194	190,147	(136,442)	44,633	98,532	19,745	118,277
									(21,400)

Net income				5,353		5,353	(6,757)	(1,404)	5,353
Cash flow hedge adjustment, net of reclassification adjustments					(194)	(194)		(194)	(194)
Compensation recognized on share-based awards	153	1	3,201			3,202		3,202
Surrender of shares to satisfy employee withholding tax obligations	(46)		(579)			(579)		(579)
Exercise of stock options	5		27			27		27
Employee benefit plans, net of tax					(15,061)	(15,061)		(15,061)	(15,061)
Currency translation adjustments, net of tax					(11,008)	(11,008)	-49	(11,057)	(11,008)
Adjustment of noncontrolling interest						—		—

Balance—January 3, 2009	19,519	195	192,796	(131,089)	18,370	80,272	12,939	93,211
									(20,910)

Net income				18,204		18,204	(2,009)	16,195	18,204
Cash flow hedge adjustment, net of reclassification adjustments					1,126	1,126		1,126	1,126
Compensation recognized on share-based awards	501	5	4,035			4,040		4,040
Surrender of shares to satisfy employee withholding tax obligations	(86)		(345)			(345)		(345)
Issuance of Class A common shares	1,049	10	14,443			14,453		14,453
Acquisition of noncontrolling interest			(2,424)		(1,043)	(3,467)	(616)	(4,083)
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other fresh start adjustments			2,271			2,271		2,271
Employee benefit plans, net of tax					14,669	14,669		14,669	14,669
Currency translation adjustments, net of tax					8,869	8,869	37	8,906	8,869
Adjustment of noncontrolling interest & intercompany balances			992		7	999	(2,313)	(1,314)

Balance—January 2, 2010	20,983	$210	$211,768	$(112,885)	$41,998	$141,091	$8,038	$149,129

									$42,868

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$18,204	$5,353	$(41,146)
Adjustments to reconcile net income (loss) attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charges	3,444	13,096	37,445
(Gains) losses on sale of assets, net	(8,210)	36	(3,462)
Gain on reacquisition of debt	(2,431)	—	—
Settlement of employee benefit plans loss, net	—	—	546
Deferred income taxes	3,293	(1,412)	3,368
Depreciation and amortization	50,637	51,603	58,199
Noncash write-off of loan acquisition costs	3,483	—	—
Noncash compensation	4,035	3,202	2,653
Changes in operating assets and liabilities:
Accounts receivable, net	17,151	1,309	(3,746)
Inventories	13,034	11,505	26
Other current assets	(685)	1,425	(7,004)
Accounts payable and accrued liabilities	(867)	(5,981)	(4,293)
Other, net	(337)	(20,861)	(3,612)

Net cash provided by operating activities	100,751	59,275	38,974

Investing activities:
Purchases of property, plant and equipment	(43,592)	(34,277)	(60,720)
Acquisition of noncontrolling interest	(4,083)	—	—
Proceeds from sale of assets	33,342	3,424	7,841
Acquisition of intangibles and other	(349)	(590)	(952)

Net cash used in investing activities	(14,682)	(31,443)	(53,831)

Financing activities:
Proceeds from borrowings	38,362	52,809	62,514
Repayment of borrowings	(94,223)	(65,696)	(46,989)
Reacquisition of debt	(12,298)	—	—
Loan acquisition costs	(4,492)	—	—
Advances to equipment supplier	—	—	(2,792)
Other financing, net	—	27	(14)

Net cash provided by (used in) financing activities	(72,651)	(12,860)	12,719

Effect of exchange rate changes on cash	385	(952)	1,732

Net increase (decrease) in cash and cash equivalents	13,803	14,020	(406)
Cash and cash equivalents at beginning of period	45,718	31,698	32,104

Cash and cash equivalents at end of period	$59,521	$45,718	$31,698

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Consolidation

Background

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fifteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company's main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

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

Note 2. Accounting Policies and Financial Statement Information

Fiscal Year

        The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal 2009 ended January 2, 2010 and included the results of operations for a fifty-two week period. Fiscal 2008 ended January 3, 2009 and included the results of operations for a fifty-three week period. Fiscal 2007 ended December 29, 2007 and included the results of operations for a fifty-two week period.

Reclassifications

        Certain amounts previously presented in the consolidated financial statements and footnotes for prior periods have been reclassified to conform with the current period presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") and in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management's most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, the valuation of obligations under the Company's pension and postretirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from these estimates. These estimates are reviewed periodically to determine if a change is required.

        An allowance for doubtful accounts is established by the Company based upon factors including the credit risk of specific customers, the age of the receivables, historical trends and other information. Management believes that the allowance is adequate to cover potential losses resulting from

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company has estimated the fair values of financial instruments in accordance with ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

Cash Equivalents

        Cash equivalents are defined as short-term investments having an original maturity of three months or less. Interest income is presented as a reduction of Interest expense, net in the Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.3 million, $0.5 million and $0.7 million during fiscal years 2009, 2008 and 2007, respectively.

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $9.1 million and $7.7 million at January 2, 2010 and January 3, 2009, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 10%, 11% and 12% of the Company's sales in fiscal years 2009, 2008 and 2007, respectively.

Inventories

        Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting. Costs include direct material, direct labor and applicable manufacturing overhead.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 5 to

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.6 million, $0.8 million and $2.3 million of interest costs during fiscal years 2009, 2008 and 2007, respectively.

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

        As more fully described in Note 16, "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

        For fair value hedges, changes in the value of the derivatives, along with the offsetting changes in the fair value of the underlying hedged exposure are recorded in earnings each period in Foreign currency and other loss (gain), net in the Consolidated Statements of Operations.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company emerged from Chapter 11 bankruptcy proceedings effective March 5, 2003 (the "Effective Date"). For accounting purposes the Company recognized the emergence on March 1, 2003, which was the end of the February 2003 accounting period. In accordance with ASC 852, "Financial Reporting of Entities in Reorganization under the Bankruptcy Code ("ASC 852"), the Company adopted fresh-start accounting as of March 1, 2003, and the Company's emergence from Chapter 11 resulted in a new reporting entity. Consistent with the provisions of ASC 852, recognition of tax benefits from preconfirmation net operating loss carryforwards and deductible temporary differences and other tax attributes not recognized at the Effective Date are applied to reduce goodwill to zero, then reduce intangible assets that existed at the Effective Date with any excess tax benefits credited directly to Additional Paid-in Capital. Effective January 4, 2009 (the "Transition Date") the Company adopted an amendment to ASC 852 which provides that any changes occuring after the Transition Date in the valuation allowance for acquired deferred tax assets be recognized as an adjustment to income tax expense.

        ASC 740, "Income Taxes" ("ASC 740") clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740-10, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 14 "Stock Option and Restricted Stock Plans" to the Consolidated Financial Statements for assumptions utilized in the estimation of grant date fair value pursuant to ASC 718.

Research and Development Costs

        The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred approximately $12.5 million, $15.0 million, and $13.3 million of research and development expense during fiscal years 2009, 2008 and 2007, respectively.

Shipping and Handling Costs

        Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company's sites to the customers' premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $22.7 million, $26.4 million and $24.3 million of shipping and handling costs during fiscal years 2009, 2008 and 2007, respectively.

Special Charges

        The Company records severance-related expenses once they are both probable and estimable in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits" ("ASC 712"), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted in accordance with ASC 420, "Exit or Disposal Cost Obligations" ("ASC 420"). The Company evaluates impairment of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment" ("ASC 360").

Foreign Currency Translation

        The Company accounts for, and reports, translation of foreign currency transactions and foreign currency financial statements in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains and losses are not included in determining net income, but are presented as a separate component of accumulated other comprehensive income (loss). In addition, foreign currency transaction gains and losses are included in the determination of net income (loss).

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility (defined in Note 11 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the credit facility and the selling third-party lender will be released from its obligations under the credit facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $42.0 million at January 2, 2010 consisted of $47.9 million of currency translation gains (net of income taxes of $7.9 million), ($2.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(3.3) million of cash flow hedge losses. Accumulated other comprehensive income of

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18.4 million at January 3, 2009 consisted of $39.9 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $(4.5) million of cash flow hedge losses. Comprehensive loss for fiscal years 2009, 2008 and 2007 is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of $(6.4) million, ($3.9) million and $1.8 million, respectively.

Income (Loss) Per Common Share

        Basic earnings per share exclude any dilutive effects of share-based awards and convertible securities and are computed by dividing net income (loss) attributable to Polymer Group, Inc. by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from common shares potentially issuable through share-based awards and convertible securities and is computed by dividing net income (loss), as adjusted for the effects of the conversion to common stock, by the weighted-average number of common and common equivalent shares outstanding for the period. Shares issuable pursuant to stock option plans will have a dilutive effect only when the average market price for the reporting period exceeds the strike price of the option. A reconciliation of the amounts included in the computation of income (loss) per share for fiscal years 2009, 2008 and 2007 is presented in the following table (in thousands):

	2009	2008	2007
Income (loss):
Income (loss) from continuing operations	$3,341	$(3,950)	$(38,655)
Effect of dilutive securities—convertible securities and share-based awards	—	—	—

Income (loss) from continuing operations	$3,341	$(3,950)	$(38,655)

Outstanding shares:
Weighted average common shares outstanding	19,601	19,261	19,361
Effect of dilutive securities—convertible securities and share-based awards	83	71	—
Weighted average common shares outstanding—assuming dilution	19,684	19,332	19,361

        Under the treasury stock method, shares represented by the exercise of 33,567 options and 96,446 nonvested restricted shares were not included in diluted earnings per share for fiscal year 2009 because to do would have been anti-dilutive. Similarly, shares represented by the exercise of 34,844 options and 88,080 nonvested restricted shares were not included in diluted earnings per share for fiscal year 2008 because to do would have been anti-dilutive. For fiscal year 2007, the effect of potentially dilutive securities such as convertible securities and share-based awards are not considered in the above table as the effects are anti-dilutive.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 will primarily reference sections of the Codification instead of a specific original accounting pronouncement. The Company adopted the authoritative guidance in the third quarter of fiscal 2009.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance, as prescribed by ASC 805, "Business Combinations" ("ASC 805"), changes how an entity accounts for the acquisition of a business. The revised guidance of ASC 805 was adopted by the Company as of January 4, 2009. While ASC 805 retains the requirement to account for all business combinations using the acquisition method, the new guidance applies to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling ownership interests held in the acquiree, among other items. The revised guidance eliminates the cost-based purchase method previously allowed under U.S. GAAP. The revised guidance also introduced changes to certain provisions of the authoritative guidance related to income tax accounting. For reorganizations undertaken before the adoption of the revised guidance, the release of a valuation allowance related to pre-confirmation net operating losses and deductible temporary differences related to certain reorganizations are now being reported as a reduction to income tax expense. Similarly, adjustments to uncertain tax positions made after the confirmation date are now recorded in the statements of operations.

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

        ASC 820-10-55 was adopted by the Company as of January 4, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of ASC 820-10-55 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under ASC 360.

        The partial adoption of ASC 820 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 17 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also requires expanded disclosures. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after March 15, 2009. The Company adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 17 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for additional information.

        In April 2009, guidance as prescribed by ASC 825, "Financial Instruments" ("ASC 825") was issued and requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt ASC 825 only if it concurrently adopts both ASC 320, "Investments—Debt and Equity Securities" and ASC 820-10-65. The Company adopted ASC 825 effective July 4, 2009.

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

        The revised guidance of ASC 810 was adopted by the Company on January 4, 2009. Accordingly, the Company has adjusted its comparative consolidated financial statements presented as follows:

  •
  The noncontrolling (minority) interest has been reclassified from the mezzanine section of the consolidated balance sheet to the equity section of the consolidated balance sheets as of January 2, 2010 and January 3, 2009.

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

        In March 2008, the FASB revised its guidance to expand the required disclosure framework for derivative instruments and hedging activities. The revised guidance, as prescribed by ASC 815, requires the Company to disclose information about how and why the Company uses derivative instruments; how the Company accounts for the derivative instruments and related hedged items; and how derivative instruments and related hedged items affect the unaudited interim consolidated financial statements. The expanded disclosure guidance also requires the Company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present fair value of derivative instruments and related gains and losses in a tabular format. The Company adopted the revised guidance of ASC 815 on January 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In April 2008, the FASB issued authoritative guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The guidance, as prescribed by ASC 275, "Risks and Uncertainties" and ASC 350, "Intangibles—Goodwill and Other", requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors. The Company adopted the guidance of ASC 275 and ASC 350 as of January 4, 2009. The Company capitalizes costs incurred to renew or extend the term of its intangible assets. In each of the fiscal years ended January 2, 2010 and January 3, 2009, the Company incurred $0.6 million of renewal and extension costs for patents and trademarks related to several of its products. The weighted- average period for amortizing the costs of patents and trademarks is six years. The Company currently expects to be able to continue to maintain these patents and trademarks and thus does not anticipate any significant effect on its expected future cash flows related to those products.

        In December 2008, the FASB issued additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance, as prescribed by ASC 715, "Compensation—Retirement Benefits" ("ASC 715"), is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted the new guidance of ASC 715 as of January 2, 2010. The adoption of this interpretation increased the disclosures in the financial statements related to the assets of the Company's postretirement benefit plans. See Note 13 "Pension and Postretirement Benefit Plans" for additional information.

        In May 2009, the FASB issued authoritative guidance, as prescribed by ASC 855, "Subsequent Events", which established standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before the financial statements are issued. The new guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which the Company must recognize and disclose subsequent events or transactions occurring after the balance sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009 and was applied by the Company as of July 4, 2009. In February 2010, the FASB issued Accounting Standards Update ("ASU"), 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09") which is effective as of February 24, 2010. ASU 2010-09 clarified the guidance to indicate that SEC filers are required to evaluate subsequent events through the date financial statements are issued, but are not required to disclose the date through which subsequent events were evaluated.

        In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. The Company plans to adopt the revised guidance for the accounting for VIEs, pursuant to ASC 810, effective January 3, 2010 and expects that the new guidance will result in the Company recognizing additional property, plant and equipment and debt in the Company's Consolidated Balance Sheets. See Note 4 "Acquisitions" for additional information.

        In August 2009, the FASB issued ASU, 2009-05, "Measuring Liabilities at Fair Value", to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended,

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company plans to adopt the amemded guidance in ASC 820 beginning January 3, 2010 and does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, Revenue Recognition ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 3, 2010. The Company does not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The guidance will be effective for any fiscal year that begins after December 15, 2010. The Company does not anticipate the adoption of ASU No. 2010-006 to have a material impact on its consolidated financial statements.

Note 3. Special Charges, Net

        The Company's operating income (loss) includes Special charges, net and this amount represents the consequences of corporate-level decisions or Board of Directors actions principally associated with initiatives attributable to the restructuring and realignment of manufacturing operations and management structures and pursuit of certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including those aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges is presented in the following table (in thousands):

	2009	2008	2007
Restructuring and plant realignment costs	$16,998	$6,388	$23,195
Asset impairment charges	3,444	13,096	37,445
Other costs	421	604	746

	$20,863	$20,088	$61,386

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and plant realignment costs

        Accrued costs for restructuring efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability for fiscal years 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balance accrued at beginning of year	$2,672	$5,903	$2,044
Restructuring and plant realignment costs:
First Quarter	1,284	1,352	6,178
Second Quarter	4,204	1,398	2,976
Third Quarter	1,266	1,512	8,003
Fourth Quarter	10,244	2,126	6,038

Total	16,998	6,388	23,195

Cash payments	(16,867)	(9,739)	(19,371)
Loss on settlement of employee benefit plans, net	—	—	(546)
Adjustments	—	120	581

Balance accrued at end of year	$2,803	$2,672	$5,903

        The restructuring and plant realignment costs associated with the Company's nonwovens segment during fiscal 2009 are comprised of: (i) $11.1 million of severance and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $3.4 million of severance costs in Europe related to the ongoing restructuring efforts in the European operations; (iii) $1.3 million of severance and other shutdown costs related to other previously announced facility closings in the United States; and (iv) $0.8 million of potential claim costs and legal fees related to litigation in Argentina. The Company also incurred $0.3 million of severance costs related to Oriented Polymers' restructuring initiatives in Canada.

        On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close the North Little Rock, Arkansas plant by the end of the first quarter of fiscal 2010 to better align the Company's capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing is expected to include the reduction of approximately 140 positions when such efforts are completed. During fiscal 2009, the Company recognized $1.7 million of employee termination costs related to the closure of the North Little Rock plant. Production activities at the facility ceased as of March 5, 2010. In addition, the Company recognized $9.4 million related to equipment relocation costs. The Company estimates that it will recognize total cash restructuring charges in fiscal 2009 and 2010 of approximately $17.5 million to $18.5 million, comprised of approximately $2.0 million related to employee termination expenses and $15.5 million to $16.5 million for equipment relocation and associated shut-down costs.

        The restructuring and plant realignment activities during fiscal 2008 primarily relate to: (i) $3.9 million of costs related to the previously announced closure of the Neunkirchen, Germany nonwovens facility, (ii) $1.0 million of costs related to the previously announced closing of the Landisville, New Jersey nonwovens facility, (iii) $1.0 million of costs related to a management

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring within the Company's Latin America operations, and (iv) $0.5 million of severance and other costs associated with other restructuring efforts throughout the Company, primarily in the U.S. The charges related to the Neunkirchen, Germany facility include $0.6 million related to employee termination expenses and $3.3 million primarily related to equipment relocation, employee costs during the shutdown period, facility overhead expenses and other associated shut-down costs. Production activities at the facility ceased as of September 29, 2007.

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

        The restructuring and plant realignment activities during fiscal 2007 primarily relate to: (i) restructuring activities in the U.S., including the Company's closure of two nonwovens plants resulting in severance, equipment relocation and other costs of $8.9 million, (ii) other initiatives to restructure certain nonwoven operations in the U.S. resulting in the centralization of certain business processes, the integration of certain operations and the elimination of certain positions resulting in severance and other costs of $2.7 million, (iii) employee severance, equipment removal and relocation and shut-down costs related to the closure of the Neunkirchen, Germany nonwovens facility in the amount of $9.6 million, (iv) the restructuring of certain of the Company's oriented polymers operations resulting in severance and outplacement costs of $0.9 million, (v) $0.8 million of costs related to the corporate headquarters relocation initially undertaken in fiscal 2006, and (vi) the restructuring of certain pension and other postretirement benefit plans in the U.S. and Canada in the amount of $0.6 million.

Asset impairment charges

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable from future undiscounted cash flows. If the carrying amounts are not recoverable, the Company, consistent with the provisions of ASC 360, records a non-cash charge associated with the write-down of such assets to estimated fair value. Fair value is estimated based on the present value of expected future cash flows, appraisals and other indicators of value.

        During fiscal 2009, the Company recorded non-cash impairment charges in its nonwovens segment of $3.4 million related to the write-down of certain assets to their estimated fair value less costs to sell. Of that total, $1.8 million related to the write-down of certain assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. In accordance with ASC 360 regarding property, plant and equipment, such assets held for sale, with a carrying value of $4.7 million, were written down to their fair value of $2.9 million (net of costs to sell of $0.3 million). The Company also recorded a non-cash impairment charge of $1.6 million related to the facility in North Little Rock, Arkansas, resulting from the Company's planned closure of the facility consistent with its strategic direction. In accordance with ASC 360, certain of these assets, with a carrying value of $6.1 million, were written down to their estimated fair value of $4.5 million (net of estimated costs to sell of $0.4 million). The Company expects that depreciation expense will be approximately $0.3 million lower in fiscal 2010 as a result of the aforementioned non-cash impairment charges recognized in fiscal years 2008 and 2009.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2008, the Company recorded non-cash impairment charges of $13.1 million relating to certain assets of the Company's nonwoven segment production facilities located in the U.S. which experienced a decline in profits and cash flows resulting from market declines and from the continued economic downturn which has negatively impacted certain of the Company's industrial businesses, including the automotive business which the Company exited in fiscal 2009.

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

        See Note 17 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

Note 4. Acquisitions

  Argentina

        On October 30, 2009, the Company announced that it completed a purchase transaction to purchase the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. from its partner, Guillermo E. Kraves. The purchase price was approximately $4.1 million. In accordance with ASC 810, the Company has accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction. The carrying amount of this noncontrolling interest has been adjusted in the amount of $0.6 million to reflect the change in ownership, and the difference between the purchase price and the amount by which the noncontrolling interest was adjusted resulted in a reduction to paid-in capital of $3.5 million. Additionally, the Company also paid $2.4 million to an affiliate of Mr. Kraves in satisfaction of amounts previously accrued for services.

  Spain

        On December 2, 2009, the Company completed the initial phase of the acquisition, from Grupo Corinpa, S.L. ("Grupo Corinpa"), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo" or the "Sellers"), which are headquartered in Barcelona, Spain (the "Transaction"). The acquisition was completed by the Company through PGI Spain, which will operate as a new wholly owned subsidiary of the Company.

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Seller's land, building and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to make lease payments of approximately € 29.0 million to Tesalca-Texnovo during the term of

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Building and Equipment Lease agreement. The first lease payment of approximately € 1.25 million will be due on March 31, 2010 and further quarterly payments of approximately € 1.25 million will be due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years will reduce to approximately €0.9 million per quarter. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term.

        Further, as part of the Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the EBITDAR performance projection of €7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

        Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company's Class A common stock ("Issued Securities"), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, after the effect of the issued shares. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933 (see Note 18 "Earnings Per Share and Shareholder's Equity" for further details). On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

        During fiscal 2009, the Company incurred $1.8 million of acquisition and integration related expenses attributable to the acquisition of Tesalca-Texnovo, and in accordance with ASC 805, these expenses are recorded as a period cost in Acquisition and integration expenses in the Company's Consolidated Statement of Operations. Of this amount, approximately $1.0 million in expenses were attributable to legal and advisory fees associated with due diligence and the closing of the transaction. The remaining $0.8 million of expenses were attributable to advisory fees for the valuation of the assets acquired; accountant fees associated with preparation of the historical U.S. GAAP financial statements for Tesalca-Texnovo and auditor fees for the audit of the aforementioned U.S. GAAP financial statements.

        As of December 2, 2009 and January 2, 2010, the Company concluded that PGI Spain has a variable interest in the Sellers due to the aforementioned Building and Equipment Lease agreement; however, in accordance with ASC 810 (prior to the revisions that come into effect on January 3, 2010), the Company concluded that PGI Spain was not the primary beneficiary of the Seller's since PGI Spain was not determined to be the party that will absorb a majority of the Sellers' expected losses or receive a majority of the Sellers' expected residual returns. Accordingly, Tesalca-Texnovo did not meet the conditions for consolidation by PGI Spain for the periods presented within these consolidated financial statements.

        Effective January 3, 2010, and in accordance with ASC 810 (revised for the new guidance associated with variable interest entity accounting), PGI Spain will be required to consolidate Tesalca-Texnovo since the Company has concluded that PGI Spain will be the primary beneficiary of the Sellers, under such new guidance as PGI Spain has the power to direct the activities that most significantly impact Tesalca-Texnovo's economic performance.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company has not completed its evaluation of the full impact of the consolidation of Tesalca-Texnovo for purposes of its 2010 fiscal year financial reporting; however, the Company's preliminary conclusions are that it will recognize additional property, plant and equipment and debt in the Company's Consolidated Balance Sheets.

        The following represents the allocation of Tesalca-Texnovo purchase price (in thousands):

Accounts receivable (approximates contractual value)	$21,624
Inventories	9,393
Other current assets	307
Property, plant and equipment	488
Customer relationships	858
Goodwill	2,714
Indemnification asset	3,658

Total assets	39,042
Accounts payable and accrued liabilities	20,443
Current portion of long-term debt	145
Long-term debt	343
Other noncurrent liabilities	3,658

Total purchase price	$14,453

        The property, plant and equipment and the associated long-term debt obligations are attributable to PGI Spain's assumption of certain financial lease obligations related to the lease of physical assets which the Sellers had accounted for as capitalized leases. Pursuant to ASC 805, the Company has accounted for these financial lease obligations as capital leases for purposes of its opening balance sheet and recognized capital lease obligations equal to the present value of the future lease payments. Other noncurrent liabilities reflect the establishment of a liability for uncertain tax positions identified as of the transaction date. As part of the transaction, the Sellers have provided bank and personal guarantees associated with a portion of these liabilities, which PGI Spain has reflected as an indemnification asset in the purchase price allocation. The customer relationships intangible asset has an economic useful life of 5 years.

        The results of Tesalca-Texnovo have been included in the Consolidated Financial Statements from the date of acquisition. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Tesalca-Texnovo occurred at the beginning of each period are as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	January 2, 2010		January 3, 2009
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Net Sales	$882,652	$963,425	$1,073,272	$1,155,575
Net earnings attributable to Polymer Group, Inc.	18,204	13,337	5,353	(10)
Net earnings per share:
Basic	$0.92	$0.65	$0.27	$(0.01)

Diluted	$0.92	$0.65	$0.27	$(0.01)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma adjustments are based on preliminary estimates, information available and certain assumptions, and may be revised as additional information becomes available. In addition, the unaudited pro forma financial information does not reflect any adjustments for non-recurring items or anticipated synergies resulting from the acquisition.

        The unaudited pro forma financial information from the beginning of the periods presented until the acquisition date includes adjustments to: 1) remove the effect of the depreciation and amortization attributable to the property, plant and equipment and intangible assets of Tesalca-Texnovo, that were not acquired, of approximately $8.5 million and $8.4 million for the years ended January 2, 2010 and January 3, 2009, respectively; 2) include the effect of the aforementioned operating lease that was entered into concurrently with the Transaction attributable to the exclusive use of Tesalca-Texnovo's building, equipment and machinery of approximately $6.0 million and $5.5 million for the years ended January 2, 2010 and January 3, 2009, respectively; and 3) eliminate intercompany related sales between Tesalca-Texnovo and the Company during fiscal year 2009 and 2008, and the associated loss that was recognized on the respective sales.

Note 5. Discontinued Operations

        During fiscal 2009, the Company determined that, in accordance with ASC 360, the assets of Fabpro represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and the Company will have no continuing involvement in the operations of the business after the disposal transaction. The Company decided to sell this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009.

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

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	$35,923	$72,365	$59,887

Pre-tax income (loss)	$4,353	$2,546	$(505)
Income tax expense	—	—	—

Net income (loss)	$4,353	$2,546	$(505)

        Pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.6 million, $1.9 million and $2.5 million for fiscal years 2009, 2008 and 2007, respectively. Income tax expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company has recognized a gain on the sale of Fabpro of approximately $8.5 million for the fiscal year ended January 2, 2010. There were no income taxes associated with such gain due to the utilization of net operating loss carryforwards, for which, a valuation allowance had been previously established. The definitive purchase agreement for the Fabpro sale provided for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. The working capital purchase price adjustment was finalized in fourth quarter 2009.

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

Note 6 Accounts Receivable Factoring Agreements

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

        Approximately $145.8 million, $249.2 million and $186.7 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2009, 2008 and 2007, respectively. The significant decrease in the amount of receivables sold under the terms of the factoring agreements between 2008 and 2009 was due to lower selling prices in fiscal 2009 and the Company's decision to significantly curtail factoring of its U.S. company-based receivables during all of the third quarter, and a portion of the fourth quarter, of fiscal 2009 due to concerns regarding the credit worthiness of the third-party financial institution. After ongoing review by the Company in the fourth quarter of fiscal 2009, the U.S. factoring program was resumed in December 2009. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, "Transfers and Servicing" ("ASC 860"). The gross amount of trade receivables sold to the factoring entities and, therefore, excluded from the Company's accounts receivable, was $35.1 million and $26.2 million as of January 2, 2010 and January 3, 2009, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $5.7 million and $6.1 million at January 2, 2010 and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 3, 2009, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss (gain), net in the Consolidated Statements of Operations.

Note 7. Inventories

        Inventories consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Finished goods	$58,974	$50,382
Work in process	13,281	16,805
Raw materials and supplies	34,515	40,498

	$106,770	$107,685

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $8.1 million and $11.2 million at January 2, 2010 and January 3, 2009, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 8. Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Land	$12,454	$11,460
Buildings and land improvements	102,778	97,203
Machinery, equipment and other	507,965	461,718
Construction in progress	3,438	12,841

	626,635	583,222
Less accumulated depreciation	(295,342)	(244,960)

	$331,293	$338,262

        Depreciation charged to expense was $47.7 million, $48.1 million and $54.3 million for fiscal years 2009, 2008 and 2007, respectively.

        During fiscal year 2008, the Company approved plans to sell its remaining assets at its plants located in Neunkirchen, Germany and that facility has been written down to its estimated fair value less cost to sell. Assets at the Landisville, New Jersey plant, in addition to assets at the Neunkirchen, Germany facility were considered assets held for sale as of January 3, 2009; the Landisville facility was sold during fiscal 2009. Approximately $3.0 million and $5.8 million of assets were considered assets held for sale and are included in Other current assets in the Consolidated Balance Sheet as of January 2, 2010 and January 3, 2009, respectively. The Company expects the sale of such assets to be completed in fiscal 2010. The Company is marketing the remaining assets at its North Little Rock, Arkansas facility. Since the Company expects to operate that facility through the first quarter of fiscal 2010, these assets are considered held and used as of January 2, 2010 and included in Property, plant and equipment, net.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Cost:
Goodwill	$2,588	$—
Customer relationships	818
Proprietary technology	3,027	2,667
Loan acquisition costs	4,378	9,205
Other	2,114	2,153

	12,925	14,025
Less accumulated amortization	(3,919)	(6,087)

	$9,006	$7,938

        As discussed earlier in Note 4 "Acquisitions", the Company recognized both goodwill and customer relationships as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5 year period.

        In accordance with ASC 350, the Company will not amortize the goodwill, but instead will evaluate goodwill for impairment at least on an annual basis beginning with the fiscal year ended January 1, 2011. Furthermore, the Company will perform a test for impairment on a more frequent basis should an event occur that indicates the goodwill might be impaired.

        In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, "Debt". As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss on extinguishment of debt in the Consolidated Statement of Operations. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility (defined in Note 11 "Debt') were capitalized in the third quarter of fiscal 2009. See Note 11 "Debt" for additional disclosures related to the amendment to the Credit Facility.

        Components of amortization expense are shown in the table below (in thousands):

	2009	2008	2007
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expense	$658	$648	$512
Loan acquisition costs, included in interest expense, net	1,105	1,406	1,386

Total amortization expense	$1,763	$2,054	$1,898

        Aggregate amortization expense for each of the next five years is expected to be as follows: 2010, $1.5 million; 2011, $1.3 million; 2012, $0.8 million; 2013, $0.6 million; and 2014, $0.4 million. Intangibles

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 10. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $17.9 million and $20.1 million as of January 2, 2010 and January 3, 2009, respectively.

Note 11. Debt

        Long-term debt consists of the following (in thousands):

	January 2, 2010	January 3, 2009

Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, and are subject to certain terms and conditions:

First Lien Term Loan (Tranche 1)—interest at 2.49% and 3.72% as of January 2, 2010 and January 3, 2009, respectively with any remaining unpaid balance due November 22, 2012	$17,123	$366,200
First Lien Term Loan (Tranche 2)—interest at 7.00% as of January 2, 2010, with any remaining unpaid balance due November 22, 2014	273,346	—
Argentine Facility:
Argentine Peso Loan—interest at 18.85% as of January 2, 2010 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 26 remaining quarterly payments of approximately $0.2 million ($0.4 million for three quarterly payments in 2010) beginning in February 2010	6,307	7,170
Argentine Peso Loan for working capital—interest at 18.85% as of January 2, 2010 and 14.50% at January 3, 2009, denominated in Argentine pesos due in 12 remaining quarterly payments of approximately $0.1 million ($0.2 million for three quarterly payments in 2010) beginning in January 2010	1,892	2,218
United States Dollar Loan—interest at 3.25% as of January 2, 2010 and 5.72% at January 3, 2009, denominated in U.S. dollars due in 26 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	25,880	25,880
Mexico Term Loan—interest at 8.05% as of January 2, 2010; denominated in U.S. dollars due in 22 quarterly payments of approximately $0.7 million that began in September 2009	13,841	—
Other	553	210

	338,942	401,678
Less: Current maturities	(16,921)	(9,173)

	$322,021	$392,505

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities

        The scheduled maturities of long-term debt at January 2, 2010 are as follows (in thousands):

2010	$16,921
2011	11,720
2012	17,549
2013	11,097
2014	275,181
2015 and thereafter	6,474

Total	$338,942

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which, there were no amounts outstanding as of January 2, 2010. Interest will continue to be payable on a quarterly basis. Principal payments of approximately $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of January 2, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at January 2, 2010 and through the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Credit Facility at January 2, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility. On August 21, 2009, the Company received a waiver from its lenders with respect to its requirement to furnish certain financial information related to the quarter ended July 4, 2009. Further, the Company provided such information within the prescribed timeframe set-forth in the waiver and, accordingly, the Company was in compliance with its obligations under the Credit Facility during the third quarter of fiscal 2009.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company has the option to either prorate such principal payments across the two tranches or to apply to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount would be payable in March 2010 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of January 2, 2010. There was no additional excess cash flow requirement with respect to fiscal 2009. The Company may, at its discretion and based on projected

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.

        The Company, through its subsidiaries, may make market purchases of the Term Loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of ASC 860. During the first quarter of fiscal 2009, the Company reacquired $15.0 million of principal amount of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

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

        The interest rate applicable to borrowings under the Tranche 2 Term Loan and Tranche 2 Revolver is based on LIBOR plus a specified margin of 450 basis points, with a LIBOR floor of 250 basis points.

        In accordance with the terms of the Credit Facility, the Company maintained its position in an interest rate swap agreement originally entered into in February 2007. The agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another interest rate swap agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. These agreements are more fully described in Note 15, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 17, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities."

        There were no borrowings under the revolving credit facility as of January 2, 2010 or January 3, 2009. Average daily borrowings under the revolving credit facility, which were primarily LIBOR rate-based borrowings, were $0.7 million at an average interest rate of 5.85% for the period from January 4, 2009 to January 2, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of January 2, 2010, the Company has effectively reserved capacity under the Revolving Credit Facility in the amount of $10.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on at January 2, 2010. As a result of the Amendment, availability under the Revolving Credit Facility matures in two tranches: $15.0 million (Tranche 1) on November 22, 2010 and $30.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        As of January 2, 2010, the Company also had other outstanding letters of credit in the amount of $1.3 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at January 2, 2010.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.4 million and $12.0 million as of January 2, 2010 and January 3, 2009, respectively. These facilities mature at various dates through June 2010. As of January 2, 2010, the average interest rate of these borrowings was 6.93%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of $8.2 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. As of January 3, 2009, the outstanding indebtedness was approximately $35.3 million, consisting of $9.4 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $9.3 million as of January 2, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.9 million in September 2012, approximately $25.9 million in April 2016 and the balance of $6.3 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer $3.8 million of 2009 scheduled payments under the facility for a period of twelve months. Accordingly, the Company has classified such payments, along with scheduled 2010 maturities, as current portion of long-term debt in its Consolidated Balance Sheet as of January 2, 2010.

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of January 2, 2010, outstanding indebtedness under the Mexico Credit Facility was approximately $13.8 million.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes

        The components of income (loss) before income taxes and discontinued operations are as follows (in thousands):

	2009	2008	2007
Domestic	$(9,970)	$(11,869)	$(5,941)
Foreign	22,713	14,317	(23,876)

	$12,743	$2,448	$(29,817)

        The components of income tax expense (benefit) are as follows (in thousands):

	2009	2008	2007
Current:
Federal and state	$(304)	$(237)	$969
Foreign	6,413	8,046	4,501
Deferred:
Federal and state	—	(14)	644
Foreign	3,293	(1,397)	2,724

Income tax expense	$9,402	$6,398	$8,838

        Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of earnings of certain foreign subsidiaries of the Company. The Company's subsidiaries in China are subject to certain dividend restriction requirements that limit the undistributed earnings of those foreign subsidiaries. The Company considers the undistributed earnings of its foreign subsidiaries above the amount that is anticipated to be repatriated to be indefinitely reinvested. These additional foreign earnings could become subject to additional taxes if remitted, or deemed remitted, as a dividend. However the determination of the additional amount of tax that would be incurred is not practicable because of the complexities associated with its hypothetical calculation. The Company records a deferred tax liability associated with the excess of book basis over tax basis in the shares of subsidiaries not considered permanently invested. At January 2, 2010, the unremitted earnings of its foreign subsidiaries for which U.S. taxes have not been provided amounted to approximately $51.5 million. Also, in the event of additional tax, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

        The total amount of unrecognized tax benefits as of January 2, 2010 and January 3, 2009 were $18.4 million and $16.5 million, respectively. These amounts include accrued interest and penalties of $7.6 million and $6.1 million at January 2, 2010 and January 3, 2009, respectively. Further, unrecognized tax benefits of $16.2 million represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance of unrecognized tax benefits as of January 2, 2010 was $3.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to lapse of statute of limitations.

        During fiscal 2009, the Company increased its unrecognized tax benefits by $1.9 million. Further, in fiscal 2009, the Company recognized benefits of $0.3 million and $0.6 million related to settlements of state audits and the lapse in statute of limitations in certain jurisdictions, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows (in thousands):

Unrecognized tax benefits as of January 3, 2009	$10,439
Gross increases for tax positions of prior years	18
Gross decreases for tax positions of prior years	(1,784)
Increases in tax positions for the current year	1,977
Increases in tax positions from acquisition	1,027
Settlements	(265)
Lapse of statute of limitations	(567)

Unrecognized tax benefits as of January 2, 2010	$10,845

        Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company's tax provision includes the impact of recording reserves and any changes thereto. During 2009, the Company increased its uncertain tax benefits balance by $1.0 million (excluding potential interest and penalties), due to uncertain tax positions attributable to the Tesalca-Texnovo acquisition (see Note 4 "Acquisitions" for further discussion). As of January 2, 2010, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2009. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Income taxes computed at the Company's U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	2009	2008	2007
Computed income tax expense (benefit) at statutory rate	$4,460	$856	$(10,436)
State income taxes, net of federal tax benefit	64	(152)	1,629
Worthless stock deduction	—	(16,792)	—
Valuation allowance	12,454	27,380	15,914
Withholding taxes and tax credits	723	806	1,243
Effect of foreign operations, net	(3,723)	(5,553)	(1,763)
Effect of foreign earnings on U.S. taxes and other, net	(4,271)	(1,954)	(2,361)
Increase in ASC 740 liability	(305)	1,807	4,612

Income tax expense	$9,402	$6,398	$8,838

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At January 2, 2010, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount	Year of Expiration
Canada	$13,085	2010-2029
Germany	60,381	Indefinite
Netherlands	54,070	2011-2018
Sweden	839	Indefinite
France	6,729	Indefinite
Argentina	12,497	2013-2014
United States (State)	858,923	Various
United States (Federal)	229,771	2024-2029

        In addition, the Company had the following credits for income tax purposes as of January 2, 2010 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Mexico	Asset Tax	$1,776	2010-2012
United States	North Carolina Tax Credit	1,170	2010-2020
United States	Alternative Minimum Tax	692	Indefinite

        The Company conducts business in foreign jurisdictions which grant holidays from income taxes for a specified period. The Company recognized approximately $1.3 million and $0.8 million of tax benefits during fiscal 2009 and fiscal 2008, respectively, related to tax holidays in China.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes, as well as net operating loss and other tax credit carryforwards. Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets:
Provision for bad debts	$2,430	$2,218
Inventory capitalization and allowances	3,237	4,119
Net operating loss and capital loss carryforwards	121,581	118,619
Tax credits	3,642	2,545
Foreign tax credits	—	16,340
Property, plant and equipment and intangibles, net	32,178	27,622
Other	26,262	26,285

Total deferred tax assets	197,330	197,748
Valuation allowance	(175,730)	(183,567)

Net deferred tax assets	21,600	14,181

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(16,023)	(8,525)
Stock basis of subsidiaries	(7,709)	(7,709)
Other, net	(12,904)	(9,827)

Total deferred tax liabilities	(36,636)	(26,061)

Net deferred tax liabilities	$(15,036)	$(11,880)

        A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is six years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $175.7 million and $183.6 million are appropriate as of January 2, 2010 and January 3, 2009, respectively.

        The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2009.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

        There were income tax refunds receivable of $3.9 million and $2.5 million at January 2, 2010 and January 3, 2009, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations. The benefit obligations and related assets under these plans with respect to the 2009 and 2008 disclosures have been measured as of January 2, 2010 and January 3, 2009, respectively.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2009	2008	2009	2008
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(12,222)	$(12,918)	$(103,668)	$(109,588)
Service costs	—	—	(2,160)	(2,504)
Interest costs	(763)	(772)	(6,052)	(5,789)
Participant contributions	—	—	(152)	(163)
Plan amendments	—	—	(155)	—
Actuarial (loss)/gain	(928)	283	8,045	981
Currency translation adjustment and other	—	—	(5,792)	10,027
Benefit payments	1,043	1,185	4,407	3,368

Projected benefit obligation at end of year	$(12,870)	$(12,222)	$(105,527)	$(103,668)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$8,102	$12,811	$93,763	$104,782
Actual return on and additional plan assets	2,899	(4,295)	11,715	(4,267)
Employer and plan participant contributions	653	771	6,173	5,070
Benefit payments	(1,043)	(1,185)	(4,407)	(3,368)
Currency translation adjustment and other	—	—	5,829	(8,454)

Fair value of plan assets at end of year	$10,611	$8,102	$113,073	$93,763

Funded status	$(2,259)	$(4,120)	$7,546	$(9,905)

        The Company has plans whose fair value of plan assets exceeds the benefit obligation. In 2009 and 2008, the total amount netted in the funded status above for such plans approximates $13.7 million and $1.3 million, respectively. The Company also has plans whose benefit obligation exceeds the fair value of plan assets. In 2009 and 2008, the total amount netted in the funded status above for such plans approximates $8.4 million and $12.7 million, respectively. The total amount of prepaid benefit cost

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $6.3 million in 2009 and $1.0 million in 2008.

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2009	2008	2009	2008
	(In Thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(84)	$(132)	$(5,051)	$(6,584)
Additional benefit obligations	—	—	—	(268)
Service costs	—	—	(77)	(79)
Interest costs	(4)	(6)	(335)	(347)
Actuarial gain	—	—	(80)	528
Currency translation adjustment and other	—	—	(770)	1,266
Settlements/curtailments	39	36	—	—
Benefit payments	5	18	410	433

Projected benefit obligation at end of year	$(44)	$(84)	$(5,903)	$(5,051)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer and plan participant contributions	5	18	410	433
Benefit payments	(5)	(18)	(410)	(433)
Currency translation adjustment and other	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(44)	$(84)	$(5,903)	$(5,051)

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's pension plans as of January 2, 2010 and January 3, 2009 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2009	2008	2009	2008
Other assets	$—	$—	$13,726	$1,307
Accrued liabilities	—	—	(305)	(215)
Other liabilities	(2,259)	(4,120)	(5,875)	(10,997)
Accumulated other comprehensive income	2,931	4,530	1,332	16,229

Net amounts recognized	$672	$410	$8,878	$6,324

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company's postretirement benefit plans as of January 2, 2010 and of January 3, 2009 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2009	2008	2009	2008
Other assets	$—	$—	$—	$—
Accrued liabilities	(44)	(42)	(515)	(415)
Other liabilities	—	(42)	(5,388)	(4,636)
Accumulated other comprehensive income	(59)	(54)	(1,836)	(1,967)

Net amounts recognized	$(103)	$(138)	$(7,739)	$(7,018)

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, in the Consolidated Balance Sheets, before taxes, for the Company's pension plans as of January 2, 2010 and of January 3, 2009 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2009	2008	2009	2008
Transition net asset	$—	$—	$41	$62
Net actuarial (gain) loss	2,931	4,530	3,220	18,563
Prior service cost	—	—	(1,929)	(2,396)

Net amounts recognized	$2,931	$4,530	$1,332	$16,229

        The following table summarizes the amounts recorded in Accumulated other comprehensive income, in the Consolidated Balance Sheets, before taxes, for the Company's postretirement benefit plans as of January 2, 2010 and of January 3, 2009 (in thousands):

	U.S. Postretirement Benefit Plans		Non-U.S. Postretirement Benefit Plans
	2009	2008	2009	2008
Transition net asset	$—	$—	$8	$—
Net actuarial (gain) loss	(59)	(40)	(1,401)	(1,481)
Prior service cost	—	(14)	(443)	(486)

Net amounts recognized	$(59)	$(54)	$(1,836)	$(1,967)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Components of net periodic benefit costs for fiscal years 2009, 2008 and 2007 are as follows (in thousands):

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	2009	2008	2007	2009	2008	2007
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$2,160	$2,504	$2,473
Interest costs on projected benefit obligation and other	763	772	736	6,052	5,789	5,066
Return on plan assets	(2,899)	4,295	(1,485)	(11,715)	4,267	366
Settlement loss	—	—	—	—	—	3,849
Net amortization of transition obligation and other	2,526	(5,361)	559	6,229	(10,612)	(6,273)

Periodic benefit cost, net	$390	$(294)	$(190)	$2,726	$1,948	$5,481

Weighted average assumption rates:
Return on plan assets	8.0%	8.0%	8.0%	3.0-7.0%	2.75-7.5%	2.375-7.5%
Discount rate on projected benefit obligations	5.86	6.50	5.75	5.00-8.50	5.50-9.00	5.30-8.25
Salary and wage escalation rate	N/A	N/A	N/A	2.0-5.0	2.0-3.0	2.0-3.0

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
	(In Thousands, Except Percent Data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$103	$78	$79	$53
Interest costs on projected benefit obligation and other	4	6	171	335	347	325
Curtailment/settlement (gain) loss	—	(36)	(3,303)	—	—	—
Net amortization of transition obligation and other	(34)	(180)	(211)	(300)	(272)	(250)

Periodic benefit cost, net	$(30)	$(210)	$(3,240)	$113	$154	$128

Weighted average assumption rates:
Discount rate on projected benefit obligations	1.50%	6.50%	5.75%	5.75-8.50%	6.25-9.00%	5.00-5.25%

        Discount rates are primarily based on the market yields of global bond indices for AA-rated corporate bonds, applied to a portfolio for which the term and currency correspond with the estimated

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term and currency of the obligation. During fiscal 2010, the Company expects to recognize amortization of actuarial gains/losses, prior service cost and transition obligation as components of net periodic benefit cost in the amounts of $0.2 million, $(0.2) million and $0.1 million, respectively.

        During the first quarter of fiscal 2006, as part of its restructuring and related cost reduction initiatives for oriented polymers, the Company negotiated certain changes with the union representing the employees of one of the Company's Canadian operations, including a partial curtailment of a defined benefit pension plan. No net gain or loss was incurred as a result of the partial curtailment. However, based on elections made by plan participants during the second quarter of fiscal 2006, and as approved by Canadian regulatory authorities on January 16, 2007, the Company incurred a settlement loss associated with employees who have exited the plan. The loss incurred as a result of the partial settlement of the defined benefit pension plan, consisting of the recognition of previously unamortized actuarial losses in the amount of approximately $3.8 million, was recognized in the first quarter of fiscal 2007 commensurate with governmental approval of the terms of the settlement and upon fulfillment by the Company of its funding requirements in February 2007. Additionally, the Company approved amendments to various postretirement benefit plans in the U.S. which curtailed or eliminated defined benefits previously available under the plans. The amendments, as adopted, eliminated the postretirement benefit for all current retirees of the Company, and substantially all active employees, as of the end of fiscal 2007. In accordance with ASC 715, "Compensation—Retirement Benefits" ("ASC 715"), the Company recognized a gain in the fourth quarter of fiscal 2007 of approximately $3.3 million on the settlement of such plans.

        The assumed annual composite rate of increase in the per capita cost of Company provided health care benefits are reflected in the following table:

Year	Composite Rate of Increase
2010	5.0%
2011	5.0%
2012	5.0%
2013	5.0%
2014	5.0%
2015	5.0%
2016 and thereafter	5.0%

        A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2009 by $0.1 million and the accumulated postretirement benefit obligation as of January 2, 2010 by $0.3 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2009 by $0.1 million and the accumulated postretirement benefit obligation as of January 2, 2010 by $0.3 million.

Pension Plan Assets

Investment decisions

        The Company's overall investment strategy is to achieve a blend of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 40-55 percent in equity securities, 40-55 percent in corporate bonds and U.S. Treasury securities and the remainder in cash, cash equivalents or other types of investments. Equity securities primarily include

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in large-cap, mid-cap and small-cap companies principally located in the U.S. Fixed income securities include corporate bonds of companies of diversified industries and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different strategies. Review ASC 715, "Compensation-Retirement Benefits" ("ASC 715") for additional disclosure requirements related to assets in defined benefit postretirement plans.

        The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The Investment Managers select investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plans' investment strategy. The Investment Managers will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

        It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

Major categories of plan assets and the expected rate of return

        The plans' weighted-average asset allocations by asset category are as follows:

	2009	2008
Cash	4%	4%
Equity Securities	37	32
Fixed Income Securities	59	64

Total	100%	100%

        The following tables summarize the fair value of each major category of the Company's pension plan assets as of January 2, 2010 in each of the major regions where it has assets, along with a narrative description of how the overall expected long-term rate-of-return is determined.

Total Pension Plan Assets

Fair value measurements at January 2, 2010 ($ in thousands)

Category	Total	Level 1	Level 2	Level 3
Cash	$5,141	$5,141	$—	$—
Total Equity Securities	45,475	45,475	—	—
Total Fixed Income Securities	73,069	69,257	3,812	—

Total	$123,685	$119,873	$3,812	$—

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Pension Plan Assets

Fair value measurements at January 2, 2010 ($ in thousands)

Category	Total	Level 1	Level 2	Level 3
Cash	$89	$89	$—	$—

Equity securities:
U.S. large-cap(a)	6,380	6,380	—	—
Emerging markets growth	1,099	1,099	—

Total Equity Securities	7,479	7,479	—	—

Fixed income securities:
Corporate bonds(b)	3,043	3,043	—	—

Total Fixed Income Securities	3,043	3,043	—	—

Total	$10,611	$10,611	$—	$—

(a)
This category consists of low-cost S&P 500 index funds, which are not actively managed

(b)
This category consists of investment-grade bonds of U.S. issuers from diverse industries

        The Company selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)—for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

Canadian Pension Plan Assets

Fair value measurements at January 2, 2010 ($ in thousands)

Category	Total	Level 1	Level 2	Level 3
Cash	$3,395	$3,395	$—	$—

Equity securities:
U.S. large-cap(a)	2,509	2,509	—	—
Canadian large cap(a)	4,780	4,780	—	—
Foreign large-cap	2,084	2,084	—	—

Total Equity Securities	9,373	9,373	—	—

Fixed income securities:
Corporate bonds(b)	6,843	5,454	1,389	—
Mortgage-backed securities	560	0	560	—

Total Fixed Income Securities	7,403	5,454	1,949	—

Total	$20,171	$18,222	$1,949	$—

(a)
This category consists of actively managed equities and low-cost Canadian S&P/TSX 60 index funds which are not actively managed

(b)
This category consists of investment-grade bonds of Canadian issuers from diverse industries

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        To estimate the expected long term rate of return on assets as of fiscal year end 2009, the Company considered the current level of expected returns on the bond portion of the portfolio, the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectation for future returns on each asset class. The expected return for each asset class was weighted based on the target policy asset mix to develop an expected long-term rate of return on asset assumption for the portfolio.

European Pension Plan Assets

Fair value measurements at January 2, 2010 ($ in thousands)

Category	Total	Level 1	Level 2	Level 3
Cash	$1,657	$1,657	$—	$—

Equity securities:
ING Global Equity funds(a)	21,849	21,849	—	—
Emerging markets growth	2,463	2,463	—	—
Non-US equities	4,311	4,311	—	—

Total Equity Securities	28,623	28,623	—	—

Fixed income securities:
ING Global Fixed Income Funds(b)	59,564	59,564	—	—
Other Foreign Fixed Income Funds	3,059	1,196	1,863	—

Total Fixed Income Securities	62,623	60,760	1,863	—

Total	$92,903	$91,040	$1,863	$—

(a)
This category consists of investments across various regions and sectors

(b)
This category consists of investments in a wide range of bonds containing government bonds, investment grade corporate bonds and asset backed securities, emerging markets debt and lower rated high yield corporate bonds.

        To estimate the expected long term rate of return on assets as of fiscal year end 2009, the Company bases the return on fixed income securities on the return of investments in Eurozone Treasury Notes. The rate of return on equity securities is estimated using price, anticipated earnings, interest rate, long term economic growth and inflation. The anticipated earnings are based on the forecasts of IBES analysts with some corrections. These estimates are then used in an Internal Rate of Return model to estimate the expected return on equities.

        The Company's practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2010 are expected to approximate $5.0 million.

Expected Benefit Payments

        The following table reflects the total benefits projected to be paid from the plans or from the Company's general assets, under the current actuarial assumptions used for the calculation of the

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected benefit obligations and, therefore, may differ from projected benefit payments. The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2010	$5,549	$559
2011	5,714	514
2012	6,232	512
2013	6,381	509
2014	6,701	503
2015-2019	33,609	2,410

        The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees' contribution in the case of its 401(k) plans or upon a percentage of the employees' salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.6 million, $2.8 million and $2.1 million for fiscal 2009, 2008 and 2007, respectively.

Note 14. Stock Option and Restricted Stock Plans

2003 Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control, as defined. As of January 2, 2010 and January 3, 2009, the Company had awarded grants of non-qualified stock options to purchase 174,097 and 178,622 shares of the Company's Class A Common Stock, respectively, of which, 117,612 options have an exercise date of April 25, 2010. At January 2, 2010, there remain 214,962 stock options not awarded pursuant to the 2003 Option Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of January 2, 2010, with respect to the 174,097 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 8,540 are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of January 2, 2010. Accordingly, pursuant to ASC 718, 165,557 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of January 2, 2010. For fiscal 2009, the Company achieved its performance targets; as a result, the Company recognized compensation costs attributable to performance-based awards for the 2009 fiscal year. For fiscal 2008, no compensation costs were recognized for awards with performance-based vesting as the performance targets were not achieved. On March 12, 2008, the Compensation

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee, in exercise of its discretion, granted 58 participants vesting credit equal to 100% of target representing 46,603 additional awards with a fair value at the grant date of $0.3 million. As a result, the Company recognized compensation expense fiscal 2008 associated with the vesting of such awards not earned through the achievement of performance targets for fiscal 2007. The compensation costs related to the 2003 Option Plan were $0.2 million, $0.7 million and $1.1 million during fiscal years 2009, 2008 and 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        The following table summarizes the stock option activity related to the 2003 Option Plan for the years ended January 2, 2010, January 3, 2009, and December 29, 2007:

	2009	2008	2007
Unexercised options outstanding—beginning of period	178,622	380,675	310,500
Granted	16,055	46,093	76,300
Exercised	—	(10,941)	—
Forfeited	(20,580)	(72,833)	(6,125)
Expired/cancelled	—	(164,372)	—

Unexercised options outstanding—end of period	174,097	178,622	380,675

        All options granted under the 2003 Option Plan provide for an exercise price of $6.00 per share. The weighted average grant date fair value of options granted in fiscal 2009 and fiscal 2008 was $1.82 and $6.35, respectively.

	2009	2008	2007
2003 Option Plan:
Vested options as of year-end	132,868	128,092	199,352
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	214,962	210,437	19,325
Weighted average exercise price per share	$6.00	$6.00	$6.00

        Information regarding the Company's stock options granted, as defined by ASC 718, and outstanding as of January 2, 2010 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	132,868	32,690
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in $000s)	$1,063	$262
For nonvested options:
Compensation cost not yet recognized (in $000s)		$167
Weighted average period of recognition (years)		0.7

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2009	2008	2007
Annual dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	1.6	1.9	2.6
Risk-free interest rate	1.1%	1.6%	4.6%
Expected volatility	46.2%	40.6%	39.3%
Weighted average fair value per option granted	$1.82	$6.35	$26.32

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

        In fiscal 2009, 2008 and 2007, the Company awarded 72,192, 18,065 and 7,920 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to twelve months, totaled approximately $0.5 million, $0.2 million and $0.2 million for fiscal years 2009, 2008 and 2007, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.3 million, $0.3 million and $0.2 million for fiscal years 2009, 2008 and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statement of Operations. In addition, during fiscal 2008, 3,937 shares were surrendered to satisfy withholding requirements. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.4 million as of January 2, 2010, and the weighted average period of recognition for such compensation was 0.7 years as of January 2, 2010.

        As of January 2, 2010, there remain 88,067 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        During fiscal 2009, 144,272 restricted shares were granted to employees, including 23,305 shares which were considered re-granted to certain employees of the Company. In addition, 46,436 shares were surrendered during fiscal 2009 by employees to satisfy withholding requirements and 50,615 shares were forfeited. As of January 2, 2010, awards of 383,318 shares of the Company's Class A Common Stock were outstanding and 98,682 shares were available for future award under the 2005 Stock Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan. The Company accounts for the 2005 Stock Plan in accordance with ASC 718. As of January 2, 2010, of the 383,318 shares awarded and outstanding under the 2005 Stock Plan, 22,525 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of January 2, 2010. Accordingly, pursuant to the provisions of ASC 718, 360,793 restricted shares are considered granted under the 2005 Stock Plan as of January 2, 2010. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $0.8 million as of January 2, 2010, and the weighted average period of recognition for such compensation was 0.9 years as of January 2, 2010.

        During fiscal 2008, 158,304 restricted shares were awarded to certain employees of the Company, of which 35,000 shares were awarded under the terms of the Executive Employment Agreement. In addition, 41,917 shares were surrendered during fiscal 2008 by employees to satisfy withholding requirements and to satisfy the exercise price for options exercised during fiscal 2008; 35,219 shares were forfeited during fiscal 2008.

        During fiscal 2007, 71,800 restricted shares were awarded to certain employees of the Company, of which 50,000 shares were awarded under the terms of the Executive Employment Agreement. In addition, 12,439 shares were surrendered during fiscal 2007 by employees to satisfy withholding requirements and 4,510 shares were forfeited during fiscal 2007.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A summary of the status of the Company's nonvested shares issued under the 2005 Stock Plan as of January 2, 2010, and changes for the year ended January 2, 2010, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 3, 2009	124,243	$18.40
Shares:
Granted	144,272	4.76
Vested	(136,420)	8.71
Forfeited	(50,615)	15.02

Nonvested shares at January 2, 2010	81,480	12.58

        The total fair value of shares vested during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 were $1.2 million, $2.2 million and $0.7 million, respectively.

        Compensation costs associated with the 2005 Stock Plan totaled $1.1 million, $1.8 million and $1.1 million for fiscal years 2009, 2008 and 2007, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

  2008 Long-Term Stock Incentive Plan

        The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the "2008 LTI Stock Plan") was approved by the Company's shareholders and Board of Directors and is administered by the Compensation Committee of the Company's Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company's Board of Directors sooner, and initially reserved for issuance 425,000 shares of the Company's Class A Common Stock to employees of the Company. In May 2009, the Company's shareholders approved an increase in the number of shares reserved for issuance under the 2008 LTI Stock Plan from 425,000 shares to 1,075,000 shares. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company's Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company's Board of Directors, may be accelerated on the occurrence of a change in control or other events, as defined.

        During fiscal 2009 and fiscal 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. In fiscal 2009, these awards originally included 57,432 service-based restricted shares, 17,933 service-based restricted stock units and 146,884 restricted stock units that vest, at targeted levels, based on the achievement of 2009 performance targets and the completion of requisite service periods. The Company exceeded its performance targets for fiscal 2009 and, as a result, 254,616 restricted stock units will be settled in the form of restricted shares in fiscal 2010 for 2009 performance. In fiscal 2009, awards were also made to certain employees who elected to receive restricted stock and/or restricted stock units in lieu of receiving cash bonus payments otherwise due under the Company's 2008 Short Term Incentive Plan. These awards included 91,058 restricted shares which vested at the grant date, 157,793 service-based restricted shares and 15,759 service-based restricted stock units. In addition, during fiscal 2009, 440 shares and 127,806 restricted stock units were forfeited, including 122,515 shares awarded in fiscal 2008 subject to the achievement of fiscal 2008 performance targets. All restricted stock units will be settled in the form of restricted shares upon vesting.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2008, awards were approved and issued to certain employees of the Company which included 51,261 service-based restricted shares, 16,202 service-based restricted stock units and 133,306 restricted stock units that vested based on the achievement of 2008 performance targets, which were not achieved, and the completion of requisite service periods. In addition, during fiscal 2008, 5,315 shares and 10,791 restricted stock units were forfeited. All restricted stock units will be settled in the form of restricted shares upon vesting.

        As of January 2, 2010, awards of 316,419 shares of the Company's Class A Common Stock and 296,518 restricted stock units were outstanding, of which, 71,010 shares were vested. As of January 2, 2010, 462,063 shares are considered available for future grant under the 2008 LTI Stock Plan. The compensation costs associated with the 2008 LTI Stock Plan totaled $1.9 million and $0.2 million for fiscal 2009 and 2008, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $3.3 million as of January 2, 2010, and the weighted average period of recognition for such compensation was 1.0 years as of January 3, 2009. The total fair value of shares vested during the fiscal year ended January 2, 2010, was $0.7 million.

        A summary of the status of the Company's nonvested shares issued under the 2008 LTI Stock Plan as of January 2, 2010, and changes for the year ended January 2, 2010, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 3, 2009	184,663	$13.00
Shares:
Granted	597,052	6.94
Vested	(111,541)	5.86
Forfeited	(128,247)	12.89

Nonvested shares at January 2, 2010	541,927	7.82

Note 15. Other Operating (Income) Loss, Net

        For fiscal 2009, Other operating (income) loss, net includes (i) $1.5 million received from a customer under a license agreement related to the third-party manufacture of product, and (ii) $2.0 million of net foreign currency gains. For fiscal 2008, Other operating (income) loss, net includes (i) $1.5 million received from a customer under a license agreement related to the third-party manufacture of product, and (ii) $6.5 million of net foreign currency losses. For fiscal 2007, Other operating (income) loss, net includes $0.6 million of net foreign currency gains. See Note 20, "Foreign Currency (Gain) Loss, Net."

Note 16. Derivatives and Other Financial Instruments and Hedging Activities

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 "Debt," to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap (the "2009 Swap"), which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

        In accordance with ASC 815, the Company designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 17 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

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

        The impacts of these swaps on Interest expense, net in the Consolidated Statements of Operations were increases of $7.2 million and $3.9 million for fiscal years 2009 and 2008 and a decrease of $1.8 million for fiscal years 2007.

        On September 30, 2008, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution, the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expired on various dates during fiscal 2009, was $33.3 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of July 4, 2009, the Company had recorded the assets and liabilities associated with the previously unrecognized firm commitment which resulted in the planned termination of the hedging agreement, and all cash settlements associated with the foreign exchange forward contract were completed by October 2009. There were no outstanding foreign exchange forward contracts with third party financial institutions at January 2, 2010.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the aggregate notional amount and estimated fair value of the Company's derivative instruments as of January 2, 2010 and January 3, 2009 (in thousands):

	As of January 2, 2010		As of January 3, 2009
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps(1)	$18,693	$283	$240,000	$4,458
Interest rate swaps—undesignated(1)	221,307	3,256	—	—
Foreign currency hedges:
Foreign exchange contracts	—	—	33,322	1,388

Net value	$240,000	$3,539	$273,322	$5,846

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011, and a similar agreement that became effective on May 8, 2007 and expired on June 29, 2009.

        The following tables summarize the effect on income by derivative instruments for the following periods:

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2009	2008	2007
Derivatives designated as hedging instruments:
Interest rate contracts	$(1,323)	$(4,087)	$(3,949)
Derivatives not designated as hedging instruments	N/A	N/A	N/A

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in Cash Flow Hedging Relationships	2009	2008	2007
Derivatives designated as hedging instruments:
Interest rate contracts	$(4,458)	$(3,893)	$1,810
Derivatives not designated as hedging instruments	560	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations.

Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of January 2, 2010 and January 3, 2009. The foreign exchange contracts identified within the tables below are recorded on the Company's Consolidated Balance Sheets within both Property, plant and equipment, net and Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the tables below are recorded in Other noncurrent liabilities in the Consolidated Balance Sheets (in thousands):

	As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative liabilities:
Interest rate swap agreements	$(3,539)	—	$(3,539)	—

	As of January 3, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets:
Foreign exchange contract	$1,388	—	$1,388	—
Derivative liabilities:
Interest rate swap agreements	(4,458)	—	(4,458)	—
Foreign exchange contract	(1,388)	—	(1,388)	—

        The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation. The unrealized loss in the interest rate swap's fair value of $0.7 million during the first nine months of fiscal 2009 was reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of October 3, 2009. The unrealized loss in the interest rate swap's fair value of $0.6 million during the fourth quarter of fiscal 2009 was allocated in accordance with ASC 820, with $0.5 million charged to Foreign currency and other loss (gain), net in the Consolidated Statement of Operations for fiscal 2009 and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.1 million reported as an adjustment to Accumulated Other Comprehensive Income in the Consolidated Balance Sheet as of January 2, 2010.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis, as of January 2, 2010 (in thousands):

	Period Ended January 2, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Long-lived assets held for sale(1)	$2,964	—	$2,964	—
Long-lived assets held and used(2)	5,125	—	3,625	$1,500

(1)
Long-lived assets held for sale reflect the current sales price at which certain property held for sale is currently being marketed based on local market conditions, less costs to sell.

(2)
Long-lived assets held and used represent certain property, plant and equipment associated with the North Little Rock, Arkansas manufacturing facility. The property and plant reflects the current sales price at which the property is currently being marketed based on local market conditions, less costs to sell. The equipment reflects management's best estimate at which the respective equipment will be sold based on market conditions for used equipment, less costs to sell.

        The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities and short-term borrowings are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company's long-term debt and short-term borrowings as of January 2, 2010 and January 3, 2009 is presented in the following table (in thousands):

	As of January 2, 2010		As of January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$338,942	$333,189	$401,678	$293,475

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Shareholders' Equity

        As of January 2, 2010 and January 3, 2009, the Company's authorized capital stock consisted of the following classes of stock:

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

        As discussed in Note 4 "Acquisitions", the Issued Securities are subject to certain transfer restrictions since they have not been registered pursuant to the Securities Act of 1933. In addition, the Issued Securities are subject to a shareholders agreement between the Sellers and MatlinPatterson Global Opportunities Partners, L.P., the Company's 65% shareholder of record (the "Shareholders Agreement"), that provides that the Sellers agreed not to sell, assign, transfer, gift, pledge, encumber, hedge or otherwise alienate of dispose of, whether voluntary or involuntarily, by operation of law or otherwise ("Transfer"), or agree to so Transfer, the Issued Securities by it or any right or interest therein for a period of one year after issuance.

        In addition, the Shareholders Agreement provides for other restrictions and rights, including: restrictions on the transfer of any Issued Securities to any party that, in the reasonable determination of the Company's Board of Directors, directly competes with the Company or is a customer, supplier or distributor of the Company, subject to certain tag-along and drag-along rights. Furthermore, the Shareholders Agreement provides that the Sellers are entitled to appoint a director to the Company's board of directors, subject to the relevant qualifications and standards set-forth in the Company's corporate governance documents and the rules and regulations of the Securities and Exchange Commission.

        As of January 2, 2010, all authorized shares of the Class D Common Stock and Class E Common Stock are issuable upon the exercise, at $.01 per share, of Series A warrants to purchase shares of Class D common stock and Series B warrants to purchase shares of Class E common stock, respectively ("Warrants"). Such Warrants expired unexercised effective March 4, 2010.

Note 19. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualifies as an asset held for sale and, consistent with ASC 360, presented Fabpro as a discontinued operation for all reported periods presented. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the fiscal years 2009, 2008 and 2007 relating to special charges, net and acquisition and integration expenses that have not been allocated to the segment data.

        Financial data by segment is as follows (in thousands):

	2009	2008	2007
Net sales
Nonwovens	$804,846	$971,422	$885,672
Oriented Polymers	77,806	101,850	114,104

	$882,652	$1,073,272	$999,776

Operating income (loss)
Nonwovens	$102,534	$72,197	$79,445
Oriented Polymers	(216)	5,704	(2,279)
Unallocated Corporate	(30,076)	(25,332)	(18,227)
Eliminations	—	—	—

	72,242	52,569	58,939
Acquisition and integration expenses	(1,789)	—	—
Special charges, net	(20,863)	(20,088)	(61,386)

	$49,590	$32,481	$(2,447)

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$46,384	$45,337	$45,886
Oriented Polymers	1,646	2,308	8,445
Unallocated Corporate	749	544	725
Eliminations	—	—	(258)

Depreciation and amortization expense included in operating income	48,779	48,189	54,798
Amortization of loan acquisition costs	1,105	1,406	1,386

	$49,884	$49,595	$56,184

Capital spending
Nonwovens	$42,332	$33,258	$58,908
Oriented Polymers	353	392	753
Corporate	851	598	843

	$43,536	$34,248	$60,504

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009	2008	2007
Division assets
Nonwovens	$741,419	$717,814	$761,750
Oriented Polymers	36,255	39,194	50,912
Corporate	3,763	1,619	12,197
Discontinued Operations	—	31,760	34,516
Eliminations	(79,071)	(87,925)	(108,704)

	$702,366	$702,462	$750,671

Geographic Data:

        Export sales from the Company's United States operations to unaffiliated customers approximated $40.3 million, $55.6 million and $78.3 million during fiscal years 2009, 2008 and 2007, respectively. Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	2009	2008	2007
Net sales
United States	$305,084	$388,132	$393,810
Canada	75,050	98,374	109,225
Europe	159,436	197,393	197,446
Asia	108,763	122,880	86,525
Latin America	234,319	266,493	212,770

	$882,652	$1,073,272	$999,776

Operating income (loss)
United States	$5,996	$3,626	$3,560
Canada	(533)	4,327	(3,937)
Europe	1,433	10,801	14,066
Asia	23,028	16,336	11,459
Latin America	42,318	17,479	33,791

	72,242	52,569	58,939
Acquisition and integration expenses	(1,789)	—	—
Special charges, net	(20,863)	(20,088)	(61,386)

	$49,590	$32,481	$(2,447)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009	2008	2007
Depreciation and amortization expense included in operating income (loss)
United States	$14,013	$15,921	$17,563
Canada	1,618	2,260	8,264
Europe	7,352	6,856	8,628
Asia	9,212	8,853	7,821
Latin America	16,584	14,299	12,522

Depreciation and amortization expense included in operating income	48,779	48,189	54,798
Amortization of loan acquisition costs	1,105	1,406	1,386

	$49,884	$49,595	$56,184

Property, plant and equipment, net
United States	$91,700	$105,379	$128,508
Canada	5,052	5,558	7,372
Europe	33,203	37,354	50,849
Asia	54,596	62,826	65,060
Latin America	146,742	127,145	131,070

	$331,293	$338,262	$382,859

Note 20. Foreign Currency (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	2009	2008	2007
Included in other operating (income) loss, net	$(2,021)	$6,513	$(554)
Included in other expense (income)	6,718	(1,801)	315

	$4,697	$4,712	$(239)

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Commitments and Contingencies

Non-affiliate Leases

        The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $5.1 million, $4.7 million and $5.7 million in fiscal years 2009, 2008 and 2007, respectively. The expenses are generally recognized on a straight-line basis over the life of the lease. The approximate net minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 2, 2010 are presented in the following table (in thousands):

Gross Minimum Rental Payments
2010	$11,066
2011	9,824
2012	8,660
2013	6,049
2014	5,706
Thereafter	10,330

$51,635

        Included within the gross minimum rental payments in the table above are rental payments of approximately $41.8 million (€ 29.0 million, using the € to $ exchange rate as of January 2, 2010) that are attributable to the Building and Equipment Lease agreement between PGI Spain and Tesalca-Texnovo. As discussed in further detail within Note 4 "Acquisitions", effective January 3, 2010, PGI Spain will be required to consolidate Tesalca-Texnovo and as such, these rental payments will be eliminated in the consolidation process since they will represent intercompany transaction activity. Further, as part of the Company's consolidation of Tesalca-Texnovo in fiscal 2010, the Company's consolidated debt will include the outstanding indebtedness of Tesalca-Texnovo.

Purchase Commitments

        At January 2, 2010, the Company had commitments of approximately $46.0 million related to the purchase of raw materials, maintenance and converting services.

Collective Bargaining Agreements

        At January 2, 2010, the Company had approximately 3,121 employees worldwide. Of this total, approximately 37% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 28% of the Company's labor force is covered by collective bargaining agreements that will expire within one year.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nature of the Company's business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

Litigation

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which is deemed material.

Note 22. Quarterly Results of Operations (Unaudited)

        Quarterly financial data for the fiscal year ended January 2, 2010 and the fiscal year ended January 3, 2009 is presented below (amounts in thousands, except for per share data). All 2009 and 2008 fiscal quarters were comprised of 13 weeks, except for the fourth quarter of fiscal 2008, which consisted of 14 weeks.

Quarterly data for fiscal 2009:

	Fourth Quarter Ended January 2, 2010	Third Quarter Ended October 3, 2009	Second Quarter Ended July 4, 2009	First Quarter Ended April 4, 2009
Operating data:
Net sales	$243,580	$223,022	$206,040	$210,010
Gross profit	44,499	47,190	42,566	49,420
Net income (loss)	(9,710)	12,411	5,815	7,679
Net income (loss) attributable to Polymer Group, Inc.	(10,842)	15,244	4,246	9,556
Earnings per common share attributable to Polymer Group, Inc.—basic	$(0.55)	$0.77	$0.21	$0.49
Earnings per common share attributable to Polymer Group, Inc.—diluted	$(0.55)	$0.77	$0.21	$0.49

        Due to stronger than expected fiscal year 2009 operating results, the Board of Directors of the Company approved a discretionary payment of short-term incentive compensation in the total amount of $6.5 million to be paid in December 2009 and March 2010. Of the $6.5 million, $4.2 million was expensed in the fourth quarter of 2009 with the remaining $2.3 million to be recorded in the first quarter of 2010 due to existing service vesting requirements. Additionally, the Company recorded special charges, net of approximately $10.3 million and acquisition expenses of $1.8 million during the fourth quarter of 2009. See Note 3 "Special Charges, Net" to the consolidated financial statements for additional details related to such special charges, net recognized in fiscal 2009. Also, the Company recognized an income tax benefit of $0.9 million on a pre-tax loss of $10.6 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in tax legislation. See Note 12 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2009 income tax provision.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly data for fiscal 2008:

	Fourth Quarter Ended January 3, 2009	Third Quarter Ended September 27, 2008	Second Quarter Ended June 28, 2008	First Quarter Ended March 29, 2008
Operating data:
Net sales	$260,854	$284,121	$270,657	$257,640
Gross profit	49,421	40,538	43,947	41,882
Net income (loss)	(6,968)	1,684	2,563	1,317
Net income (loss) attributable to Polymer Group, Inc	(1,873)	3,422	2,380	1,424
Earnings per common share attributable to Polymer Group, Inc.—basic	$(0.10)	$0.18	$0.12	$0.07
Earnings per common share attributable to Polymer Group, Inc.—diluted	$(0.10)	$0.18	$0.12	$0.07

        During the fourth quarter of fiscal 2008, results were positively impacted by increases in selling prices and decreases in raw material costs during the quarter; additionally, the Company recorded special charges, net of approximately $15.3 million. See Note 3 "Special Charges, Net" to the Consolidated Financial Statements for additional details related to such special charges, net recognized in fiscal 2008. The Company also recognized $1.5 million received from a customer under a license agreement related to the third-party manufacture of product. Additionally, the Company recognized an income tax benefit of $1.3 million on a pre-tax loss of $8.3 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in the amount of unrecognized tax benefits and changes in tax legislation. See Note 11 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2008 income tax provision.

Note 23. Supplemental Cash Flow Information

        Cash payments of interest and taxes consist of the following (in thousands):

	2009	2008	2007
Cash payments of interest, net of amounts capitalized	$26,261	$31,879	$31,833
Cash payments of income taxes, net	7,611	4,491	7,676

        Noncash investing or financing transactions in fiscal 2009 included the surrender of 103,760 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and the 2008 Restricted Plan in the amount of $0.9 million to satisfy employee withholding tax obligations. Also, the Company issued 193,434 shares of the Company's Class A Common Stock in lieu of the cash payment of short-term incentive compensation. Additionally, the Company issued approximately one million shares of Class A Common Stock in conjunction with the purchase of certain assets and the operations of the businesses of Tesalca-Texnovo. See Note 4 "Acquisitions".

        Noncash investing or financing transactions in fiscal 2008 included the surrender of 45,854 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and the 2004 Restricted Plan in the amount of $0.6 million to satisfy employee withholding tax obligations and to satisfy the exercise price for options exercised in fiscal 2008.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 24. Subsequent Events

        On January 19, 2010, the Company entered into a firm purchase commitment (the "Purchase Agreement") to acquire a new spunmelt line to be installed at the Company's manufacturing facility in Suzhou, China. As of March 15, 2010, the Company has remaining payments due to the equipment manufacturer under the Purchase Agreement of approximately € 25.7 million. The Company is working with banks in China to secure $30.0 million in outside financing for this capital project. If the Company is unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

        The Purchase Agreement contemplated that the Company would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, had provided for a discounted price structure. Should the Company not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by January 19, 2011, the Company's obligation under the Purchase Agreement would increase by approximately € 1.5 million. Currently, the Company is seeking funding alternatives for the U.S. Spunmelt Line which would include approximately $50.0 million of operating lease proceeds.

        On February 8, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination foreign exchange forward contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the forward contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in a U.S. dollar equivalent range of $34.5 million to $36.1 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

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

        Under the direction of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in the Company's internal control over financial reporting described below. Notwithstanding the existence of these material weaknesses, the Company's management believes that the consolidated financial statements and other financial information included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows as of, and for, the periods presented

Management's Report on Internal Control over Financial Reporting

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

        Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2010. Our evaluation of internal control over financial reporting did not include the internal controls of certain entities that were acquired during the fourth quarter of fiscal 2009, which are included in the 2009 consolidated financial statements and which constituted approximately 5% of total assets as of January 2, 2010 and 1% of net sales for the fiscal year then ended. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." During the third quarter of fiscal 2009, management identified a material weakness in the Company's internal control over financial reporting associated with processes related to the preparation and adjustment of the Company's income tax accounts. Management's determination resulted from the identification of certain out-of-period adjustments and from an assessment that the Company did not have a sufficient complement of personnel on a global basis experienced in income tax accounting in accordance with accounting principles generally accepted in the United States. During the third quarter of fiscal 2009 management increased the Company's personnel resources within the global tax function, and during the fourth quarter of fiscal 2009 management (i) conducted training regarding accounting for income taxes for global finance and tax personnel, and (ii) made modifications to documentation used to prepare and reconcile income tax balances. However, given that these activities were performed in close proximity to the Company's fiscal year end date, management has not yet been able to conclude that these enhancements to internal control over financial reporting have been operating for a sufficient period of time to determine that they are both effectively designed and operating. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of January 2, 2010.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements' report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        As described above, to strengthen internal controls associated with the Company's income tax processes, during the third quarter of fiscal 2009 management increased the Company's personnel resources within the global tax function, and during the fourth quarter of fiscal 2009 management (i) conducted training regarding accounting for income taxes for global finance and tax personnel, and (ii) made modifications to documentation used to prepare and reconcile income tax balances. Management is continuing to assess the effectiveness of the new controls.

        As of the end of the Company's third fiscal quarter ended October 3, 2009, management identified a material weakness in the Company's internal control over financial reporting associated with reconciliation of intercompany balances. Management's determination resulted from a review of current procedures regarding reconciliation of intercompany balances, which revealed that such procedures were incomplete. During the third and fourth quarters of fiscal 2009, management developed and instituted new internal control procedures associated with the reconciliation of intercompany balances. Management believes that such new controls have been operating for a sufficient period of time to determine that they are both effectively designed and operating as of the end of the period covered by this report. As a result, management has concluded that this material weakness has been effectively remediated as of January 2, 2010.

        Other than as described above, there were no changes in the Company's internal control over financial reporting in the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The following table provides certain information as of January 2, 2010 with respect to our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
—2003 Stock Option Plan	174,097	$6.00	214,962
—2004 Restricted Stock Plan for Directors(1)	—	—	88,067
—2005 Employee Restricted Stock Plan	—	—	98,682
—2008 Long-Term Incentive Plan	—	—	462,063

Total	174,097		863,774

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

(a)   1. Financial Statements

        The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

  •
  Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009.

  •
  Consolidated Statements of Operations for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

  •
  Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

  •
  Notes to Consolidated Financial Statements for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

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

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated By-Laws of the Company. (2)
4.1	Shareholders Agreement, dated as of March 5, 2003. (3)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004. (4)
4.3	Shareholders Agreement, dated as of November 30, 2009, by and among Polymer Group, Inc.,Tesalca-99, S.A., Texnovo, S.A., MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (5)
10.1	Credit Agreement, dated as of November 22, 2005, among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the "2005 Credit Agreement"). (6)
10.2	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (7)

Exhibit Number	Document Description
10.3	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (8)
10.4	Guarantee Agreement, dated as of November 22, 2005, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., and Citicorp North America, Inc. as Collateral Agent and Administrative Agent. (9)
10.5	Amendment No. 1 to the 2005 Credit Agreement, dated as of December 8, 2006. (10)
10.6	Amendment No. 2 to the 2005 Credit Agreement, dated as of September 17, 2009. (11)
10.7	Asset Transfer Agreement, dated October 30, 2009, among Polymer Group, Inc., Parametro Tecnologico, S.L.U., Tesalca-99, S.A., Texnovo, S.A. and Grupo Corinpa, S.L. (12)
10.8	Executive Employment Agreement, dated as of March 29, 2007, between Polymer Group, Inc. and Veronica M. Hagen. (13)**
10.9	Amendment No. 1, dated as of March 30, 2007, to Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and Willis C. Moore, III. (14)**
10.10	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Willis C. Moore, III and Polymer Group, Inc. (This agreement was terminated by the Separation Agreement entered into on April 8, 2008 between Willis C. Moore, III and Polymer Group, Inc.) (15)*
10.11	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Robert J. Kocourek and Polymer Group, Inc. (This agreement was amended on April 10, 2008 between Robert J. Kocourek and Polymer Group, Inc.) (16)**
10.12	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Michael W. Hale and Polymer Group, Inc. (17)**
10.13	Separation Agreement, dated as of April 8, 2008, between Willis C. Moore, III and Polymer Group, Inc. (18)**
10.14	Amendment No. 1 to Change in Control Severance Compensation Agreement, dated as of April 10, 2008, between Robert J. Kocourek and Polymer Group, Inc. (19)**
10.15	Separation Agreement, dated as of October 15, 2009, between Robert J. Kocourek and Polymer Group, Inc.**
10.16	Change in Control Severance Compensation Agreement, dated as of December 9, 2009, between Dennis E. Norman and Polymer Group, Inc.**
10.17	Form of Change in Control Severance Compensation Agreements. (20)**
10.18	Polymer Group, Inc. 2003 Stock Option Plan. (21)**
10.19	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (22)**
10.20	Polymer Group, Inc. 2004 Restricted Stock Plan. (23)**
10.21	Polymer Group, Inc. 2005 Stock Option Plan. (24)**
10.22	Form of Stock Option Agreement for 2003 Plan. (25)**
10.23	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (26)**
10.24	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan. (27)**
10.25	Amended and Restated Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan, effective as of May 22, 2009. (28)**
10.26	Amended and Restated Polymer Group, Inc. 2004 Restricted Stock Plan, effective as of May 22, 2009. (29)**
10.27	Polymer Group, Inc. 2005 Employee Restricted Stock Plan. (30)**
10.28	Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan. (31)**
10.29	Form of Restricted Stock Grant Agreement. (32)**

Exhibit Number	Document Description
10.30	Form of Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan Restricted Stock Agreement. (33)**
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(3)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2003.

(4)
Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2005.

(5)
Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on December 8, 2009.

(6)
Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2009.

(7)
Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(8)
Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(9)
Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2006.

(10)
Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K/A Amendment No. 2 filed with the SEC on April 5, 2007.

(11)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2009.

(12)
Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 8, 2009.

(13)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(14)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

(15)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(16)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(17)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

(18)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(19)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(20)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(21)
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

(24)
Incorporated by reference to Annex III of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(25)
Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2004.

(26)
Incorporated by reference to Annex II of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

(27)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2009.

(28)
Incorporated by reference to Annex I to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2009.

(29)
Incorporated by reference to Annex II to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2009.

(30)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006.

(31)
Incorporated by reference to Annex I of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2008.

(32)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 30, 2006.

(33)
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

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		COLUMN C
COLUMN A	COLUMN B				COLUMN D		COLUMN E
		ADDITIONS
					DEDUCTIONS
	Balance at beginning of period	Charged To costs and expenses	Charged to other accounts (Describe)				Balance at end of period
Description					(Describe)
Fiscal Year ended January 2, 2010
Allowance for doubtful accounts	$7,673	2,320	411	(1)	1,256	(2)	$9,148
Valuation allowance for deferred tax assets	183,567	8,540	626	(3)	17,003	(4)	175,730
Plant realignment	2,672	16,997	(21)		16,845	(5)	2,803
Fiscal Year ended January 3, 2009
Allowance for doubtful accounts	$5,963	1,931	(181)		40		$7,673
Valuation allowance for deferred tax assets	172,695	16,630	3,092	(2)(3)	8,850	(4)	183,567
Plant realignment	5,903	6,388	120		9,739	(5)	2,672
Fiscal Year ended December 29, 2007
Allowance for doubtful accounts	$5,987	138	(84)		78		$5,963
Valuation allowance for deferred tax assets	117,427	16,091	39,821	(3)	644	(4)	172,695
Plant realignment	2,044	23,195	581		19,917	(5)	5,903

(1)
Opening balance associated with acquisition.

(2)
Primarily recoveries.

(3)
Foreign currency translation adjustments and valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(4)
Net adjustments due to realizations of deferred tax assets and valuation allowance related to temporary differences.

(5)
Cash payments and adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
Date: March 22, 2010	By:	/s/ DENNIS E. NORMAN Dennis E. Norman Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2010.

Signature	Title

/s/ VERONICA M. HAGEN Veronica M. Hagen	Chief Executive Officer and Director
/s/ DENNIS E. NORMAN Dennis E. Norman	Chief Financial Officer
/s/ KEITH B. HALL Keith B. Hall	Interim Chief Accounting Officer and Director
/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
/s/ CARLOS P. CAVALLÉ Carlos P. Cavallé	Director
/s/ ELIZABETH ANNE FESSENDEN Elizabeth Anne Fessenden	Director
/s/ JAMES A. OVENDEN James A. Ovenden	Director
/s/ MARK R. PATTERSON Mark R. Patterson	Director
/s/ JURRIAAN VAN DER SCHEE Jurriaan van der Schee	Director