Form 10-Q
period 2010-04-03
POLYMER GROUP INC
filed 2010-05-14
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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

        On May 5, 2010, there were 21,363,313 shares of Class A common stock, 82,917 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

        Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

  •
  uncertainty regarding the effect or outcome of the Company's decision to explore strategic alternatives;

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

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,265	$59,521
Accounts receivable, net	144,912	127,976
Inventories	106,863	106,770
Deferred income taxes	3,643	3,612
Other current assets	43,701	34,382

Total current assets	353,384	332,261
Property, plant and equipment, net	317,454	331,293
Intangibles and loan acquisition costs, net	8,506	9,006
Deferred income taxes	2,890	2,777
Other assets	26,970	27,029

Total assets	$709,204	$702,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$6,670	$3,690
Accounts payable and accrued liabilities	164,098	147,992
Income taxes payable	1,034	3,940
Current portion of long-term debt	15,332	16,921

Total current liabilities	187,134	172,543
Long-term debt	318,952	322,021
Deferred income taxes	20,372	21,425
Other noncurrent liabilities	38,656	37,248

Total liabilities	565,114	553,237
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—21,099,971 and 20,875,378 issued and outstanding at April 3, 2010 and January 2, 2010, respectively	211	209
Class B convertible common stock—82,919 and 83,807 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	212,379	211,768
Retained deficit	(112,672)	(112,885)
Accumulated other comprehensive income	36,041	41,998

Total Polymer Group, Inc. shareholders' equity	135,960	141,091
Noncontrolling interests	8,130	8,038

Total equity	144,090	149,129

Total liabilities and equity	$709,204	$702,366

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended April 3, 2010	Three Months Ended April 4, 2009

Net sales	$280,595	$210,010
Cost of goods sold	233,021	160,591

Gross profit	47,574	49,419
Selling, general and administrative expenses	33,520	26,842
Acquisition and integration expenses	1,524	—
Special charges, net	4,217	2,891
Other operating (income), net	(917)	(352)

Operating income	9,230	20,038
Other expense (income):
Interest expense, net	8,655	7,393
Gain on reacquisition of debt	—	(2,431)
Foreign currency and other loss, net	60	2,156

Income before income tax expense and discontinued operations	515	12,920
Income tax expense	214	7,182

Income from continuing operations	301	5,738
Income from discontinued operations	—	1,941

Net income	301	7,679
Less: net (income) loss attributable to noncontrolling interests	(88)	1,877

Net income attributable to Polymer Group, Inc.	$213	$9,556

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.01	$0.39
Discontinued operations	—	0.10

Basic	$0.01	$0.49

Diluted	$0.01	$0.49

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended April 3, 2010	Three Months Ended April 4, 2009
Operating activities:
Net income attributable to Polymer Group, Inc.	$213	$9,556
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	—	1,600
Deferred income taxes	(1,479)	1,010
Depreciation and amortization	12,684	12,700
Gain on reacquisition of debt	—	(2,431)
Gain on sale of assets, net	(31)	—
Non-cash compensation	1,255	423
Changes in operating assets and liabilities:
Accounts receivable, net	(19,630)	12,329
Inventories	(1,384)	11,170
Other current assets	(5,974)	(3,303)
Accounts payable and accrued liabilities	18,260	(20,272)
Other, net	(2,573)	1,208

Net cash provided by operating activities	1,341	23,990

Investing activities:
Purchases of property, plant and equipment	(4,713)	(3,439)
Proceeds from sale of assets	31	—
Acquisition of intangibles and other	(111)	(77)

Net cash used in investing activities	(4,793)	(3,516)

Financing activities:
Proceeds from borrowings	14,582	10,762
Repayment of borrowings	(16,064)	(9,624)
Reacquisition of debt	—	(12,375)
Loan acquisition costs	(16)	—

Net cash used in financing activities	(1,498)	(11,237)

Effect of exchange rate changes on cash	(306)	(684)

Net increase (decrease) in cash and cash equivalents	(5,256)	8,553
Cash and cash equivalents at beginning of period	59,521	45,718

Cash and cash equivalents at end of period	$54,265	$54,271

See Accompanying Notes.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Principles of Consolidation and Financial Statement Information

Principles of Consolidation

        Polymer Group, Inc. (the "Company") is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company's main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

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

        The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K for the period ended January 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year. The Consolidated Balance Sheet data included herein as of January 2, 2010 have been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

Reclassification

        Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform with the current period presentation. See Note 5 "Discontinued Operations."

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP and in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management's most significant and subjective judgments include the valuation of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, valuation of obligations under the Company's pension and retirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from those estimates. These estimates are reviewed periodically to determine if a change is required.

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

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

        As more fully described in Note 13 "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility (defined in Note 9 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility, to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $36.0 million at April 3, 2010 consisted of $41.3 million of currency translation gains (net of income taxes of $5.7 million), ($2.5) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(2.8) million of cash flow hedge losses. Accumulated other comprehensive income of $42.0 million at January 2, 2010 consisted of $47.9 million of currency translation gains (net of income taxes of $7.9 million), ($2.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(3.3) million of cash flow hedge losses. Comprehensive loss for the three months ended April 3, 2010 was $5.7 million. Comprehensive income for the three months ended April 4, 2009 was $7.3 million.

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

        In September 2006, the FASB issued authoritative guidance that amends ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820") by issuing ASC 820-10-65. ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also requires expanded disclosures. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for additional information.

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

        In June 2009, the FASB issued authoritative guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The new guidance

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. In December 2009, the FASB issued ASU 2009-17, "Amendments to Accounting for Variable Interest Entities," ("ASU 2009-17") to amend ASC 810 to clarify how enterprises should account for and disclose their involvement with VIEs. The Company adopted the revised guidance for the accounting for VIEs, pursuant to ASC 810, effective January 3, 2010. The adoption of the revised accounting guidance for VIEs did not have a significant effect on the Company's consolidated financial statements. See Note 4 "Acquisitions" for additional information.

        In August 2009, the FASB issued ASU, 2009-05, "Measuring Liabilities at Fair Value", to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company adopted the amended guidance in ASC 820 beginning July 5, 2009 by providing additional disclosures in its interim consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, Revenue Recognition ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, were adopted by the Company in the first quarter of fiscal 2010. Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuance, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the "disaggregation guidance"). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, the Company does not anticipate that the adoption of ASU No. 2010-06 will have a material impact on its consolidated financial statements.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.5 million and $9.1 million at April 3, 2010 and January 2, 2010, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 13% and 10% of the Company's sales in the first quarter of fiscal 2010 and 2009, respectively.

        The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of this factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into factoring agreements to sell without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the Company's senior credit facility agreements, the maximum amount of non-U.S. outstanding advances at any one time is $20.0 million.

        During the first quarter of fiscal 2010, approximately $55.1 million of gross receivables have been sold under the terms of these factoring agreements, compared to approximately $55.2 million during the first quarter of fiscal 2009. The sale of these receivables accelerated the collection of the Company's cash and reduced credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria noted in ASC 860, "Transfers and Servicing" ("ASC 860"), for financial instruments. The gross amount of trade receivables sold to the factoring companies and, therefore, excluded from the Company's accounts receivable, was $36.9 million and $35.1 million as of April 3, 2010 and January 2, 2010, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $7.6 million and $6.1 million at April 3, 2010 and January 2, 2010, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. Net of amounts due from factoring companies, the net outstanding balance of factored receivables was $29.3 million and $29.0 million at April 3, 2010 and January 2, 2010, respectively. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

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

	Three Months Ended April 3, 2010	Three Months Ended April 4, 2009
Asset impairment charges	$—	$1,600
Restructuring and plant realignment costs	4,192	1,284
Other costs (credits)	25	7

	$4,217	$2,891

Asset impairment charges

        During the first quarter of fiscal 2009, the Company recorded non-cash impairment charges of $1.6 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. See Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the three month period ended April 3, 2010 (in thousands):

Balance accrued at beginning of year	$2,803
2010 restructuring and plant realignment costs	4,192
Cash payments	(4,762)
Adjustments	—

Balance accrued at end of period	$2,233

        The restructuring and plant realignment costs in the first quarter of fiscal 2010 are comprised of: (i) $4.0 million of severance and other shut-down costs for restructuring activities in the United States; (ii) $0.1 million of severance and other shut-down costs for restructuring initiatives in Europe; and (iii) $0.1 million of severance costs for restructuring initiatives in Argentina.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

        On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close its North Little Rock, Arkansas manufacturing plant by the end of the first quarter of fiscal 2010 to better align the Company's capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing included the reduction of approximately 140 positions when such efforts are completed. During the first quarter of fiscal 2010, the Company recognized $0.3 million of employee termination costs, $3.6 million for equipment relocation and associated shut-down costs related to the closure of the North Little Rock plant and $0.1 million for shutdown costs related to other plants. The Company estimates that it will recognize total cash restructuring charges of approximately $17.5 million to $18.5 million during portions of fiscal 2009 and 2010, comprised of approximately $2.0 million related to employee termination expenses and $15.5 million to $16.5 million for equipment relocation and associated shut-down costs. Of the total spending, $15.2 million has been recognized from the commencement in 2009 through the end of the first quarter of fiscal 2010, including $11.2 million recognized in fiscal 2009. The Company expects to recognize the remaining $2.3 million to $3.3 million by the end of fiscal 2010.

        In March 2010, the Company communicated a plan to affected employees that it planned to close and dispose of the coating manufacturing line associated with its Argentina manufacturing operation in the second quarter of fiscal 2010 as part of the region's strategic plan. The closing included the reduction of approximately eighteen positions, of which six occurred in the first quarter with the remaining twelve positions by the end of April 2010. The Company recognized $0.1 million for employee termination costs in the first quarter of fiscal 2010, which related to the six terminations that were finalized in the first quarter. The Company closed the manufacturing line in April 2010 and expects to sell the equipment for an amount in excess of its net book value, less costs to sell. Accordingly, no impairment charge was recorded in the first quarter of fiscal 2010. The Company expects to use the proceeds to reduce its bank debt in Argentina.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first quarter of fiscal 2009 totaled $1.3 million. This was comprised of: (i) $0.6 million of severance and other shut-down costs associated with the previously announced closure of the Neunkirchen, Germany manufacturing plant; (ii) $0.6 million of severance and other shut-down costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada.

Note 4. Acquisitions

  Argentina

        On October 30, 2009, the Company announced that it completed a purchase transaction to purchase the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. from its partner, Guillermo E. Kraves. The purchase price was approximately $4.1 million. In accordance with ASC 810, the Company has accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction. The carrying amount of this noncontrolling interest has been adjusted in the amount of $0.6 million to reflect the change in ownership, and the difference between the purchase price and the amount by which the noncontrolling interest was adjusted resulted in a reduction to paid-in

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions (Continued)

capital of $3.5 million. Additionally, the Company also paid $2.4 million to an affiliate of Mr. Kraves in satisfaction of amounts previously accrued for services.

  Spain

        On December 2, 2009, the Company completed the initial phase of the acquisition, from Grupo Corinpa, S.L. ("Grupo Corinpa"), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo" or the "Sellers"), which are headquartered in Barcelona, Spain (the "Transaction"). The acquisition was completed by the Company through PGI Spain, which operates as a new wholly owned subsidiary of the Company.

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations) valued at $10.9 million, the customer lists and the current book of business. Concurrent with the Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Seller's land, building and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to make total lease payments of approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. The first lease payment of approximately €1.25 million was made on March 31, 2010 and further quarterly payments of approximately €1.25 million will be due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years will be approximately €0.9 million per quarter. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term in Cost of goods sold in its Consolidated Statements of Operations. See Note 18, "Commitments and Contingencies" for additional information on the Building and Equipment Lease.

        Further, as part of the Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

        Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company's Class A common stock ("Issued Securities"), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933 (see Note 15 "Earnings Per Share and

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions (Continued)

Shareholder's Equity" for further details). On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

        During the first quarter of fiscal 2010, the Company incurred $1.5 million of acquisition and integration related expenses attributable to the acquisition of Tesalca-Texnovo. These expenses were attributable to accountant, legal and advisory fees of $0.7 million associated with due diligence and the closing of the transaction. In addition, $0.8 million was incurred for employee termination costs pursuant to a facility restructuring. In January 2010, the Company communicated a plan to affected employees that it planned to restructure its manufacturing operations in Spain during the first quarter of fiscal 2010 to reduce its overall cost structure. The realignment included the reduction of approximately ten positions in the first quarter of fiscal 2010. There were no such expenses during the first quarter of fiscal 2009. In accordance with ASC 805, these expenses are recorded as a period cost in Acquisition and integration expenses in the Company's Consolidated Statements of Operations.

        The Company recorded intangible assets of €0.6 million and €1.8 million associated with customer relationships and goodwill, respectively, in the purchase price allocation. The customer relationships intangible asset has an economic useful life of 5 years.

        Contrary to the Company's expectations previously discussed in Item 8 of Part II to the Company's Annual Report on Form 10-K for fiscal year 2009, the Company recently concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. The Company reached this conclusion in accordance with its reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, the Company has concluded that it would not be appropriate to consolidate the financial results of Tesalca-Texnovo within its consolidated financial statements.

Note 5. Discontinued Operations

        During fiscal 2009, the Company determined that, in accordance with ASC 360, the assets of Fabpro Oriented Polymers LLC ("Fabpro") represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro are eliminated from the ongoing operations of the Company as a result of the disposal transaction, and the Company will have no continuing involvement in the operations of the business after the disposal transaction. The Company decided to sell this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009.

        As a result, this business has been accounted for as a discontinued operation in accordance with the authoritative guidance for the first quarter ended April 4, 2009. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations. In accordance with the authoritative guidance related to the reporting of cash flows, the Company elected not to separate the disclosure of cash flows pertaining to discontinued operations. Net cash flows from investing and financing activities of the discontinued operation were not significant.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Discontinued Operations (Continued)

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

Three Months Ended April 4, 2009
Net sales	$17,223

Pre-tax income (loss)	$1,941
Income tax expense	—

Net income (loss)	$1,941

        Pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.2 million for the first quarter of fiscal 2009. Income tax expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.

Note 6. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	April 3, 2010	January 2, 2010
Finished goods	$55,659	$58,974
Work in process	14,756	13,281
Raw materials and supplies	36,448	34,515

	$106,863	$106,770

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $6.9 million and $8.1 million at April 3, 2010 and January 2, 2010, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 7. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	April 3, 2010	January 2, 2010
Cost:
Goodwill	$2,424	$2,588
Customer relationships	766	818
Proprietary technology	3,143	3,027
Loan acquisition costs	4,394	4,378
Other	2,113	2,114

	12,840	12,925
Less accumulated amortization	(4,334)	(3,919)

	$8,506	$9,006

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Intangibles and Loan Acquisition Costs (Continued)

        As discussed earlier in Note 4 "Acquisitions", the Company recognized both goodwill and customer relationships as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5-year period.

        In accordance with ASC 350, the Company will not amortize the goodwill, but instead will evaluate goodwill for impairment at least on an annual basis beginning with fiscal year 2010. Furthermore, the Company will perform a test for impairment on a more frequent basis should an event occur that indicates the goodwill might be impaired.

        In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, "Debt". As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, were included in Loss on extinguishment of debt in the Consolidated Statements of Operations in the third quarter of fiscal 2009. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility were capitalized in the third quarter of fiscal 2009. See Note 9 "Debt" for additional disclosures related to the amendment to the Credit Facility.

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended April 3, 2010	Three Months Ended April 4, 2009
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$197	$175
Loan acquisition costs included in interest expense, net	215	335

Total amortization expense	$412	$510

        Intangibles are generally amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets includes salaries, wages, incentive compensation and other fringe benefits of $19.7 million and $17.9 million as of April 3, 2010 and January 2, 2010, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt

        Long-term debt consists of the following (in thousands):

	April 3, 2010	January 2, 2010

Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, and are subject to certain terms and conditions:

First Lien Term Loan (Tranche 1)—interest at 2.53% and 2.50% as of April 3, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2012	$16,097	$17,123
First Lien Term Loan (Tranche 2)—interest at 7.00% and 7.00% as of April 3, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2014	273,346	273,346
Argentine Facility:
Argentine Peso Loan—interest at 18.85% as of April 3, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 25 remaining quarterly payments of approximately $0.2 million ($0.4 million for three quarterly payments in 2010) beginning in February 2010	5,968	6,307
Argentine Peso Loan for working capital—interest at 18.85% as of April 3, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 11 remaining quarterly payments of approximately $0.1 million ($0.2 million for three quarterly payments in 2010) beginning in January 2010	1,730	1,892
United States Dollar Loan—interest at 3.17% as of April 3, 2010 and 3.25% as of January 2, 2010, denominated in U.S. dollars due in 25 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	24,154	25,880
Mexico Term Loan—interest at 8.09% as of April 3, 2010 and 8.05% as of January 2, 2010; denominated in U.S. dollars due in 19 remaining quarterly payments of approximately $0.7 million	12,523	13,841
Other	466	553

	334,284	338,942
Less: Current maturities	(15,332)	(16,921)

	$318,952	$322,021

Credit Facility

        Prior to the most recent amendment (discussed herein), the Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the "Term Loan") and a $45.0 million secured revolving credit facility (the "Revolving Credit Facility") maturing on November 22, 2010. In addition, the interest

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

rate for both the Term Loan and the Revolving Credit Facility was based on a spread over the London Interbank Offered Rate ("LIBOR") of 2.25%, or 1.25% over a defined Alternate Base Rate. The Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations thereunder upon an event of default.

        On September 17, 2009, the Company entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. As a result of the Amendment, the Company extended the maturity date of approximately $295.7 million of its then-outstanding $317.6 million Term Loan to November 22, 2014. As a result of the Amendment, availability under the Revolving Credit Facility matures in two tranches: $15.0 million (Tranche 1) on November 22, 2010 and $30.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012. In conjunction with the execution of the Amendment, the Company repaid approximately $24.0 million of net outstanding borrowings under the Term Loan.

        The Amendment also: (i) allows for additional Term Loan tranches that extend the maturity date of the Term Loan to November 22, 2014 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%); (ii) allows for additional Revolving Credit Facility tranches that extend the maturity date of the Revolving Credit Facility to November 22, 2013 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%); (iii) removes the requirement for future step downs or step ups in financial covenants; (iv) establishes price protection for the new tranches requiring matching yields if any future tranches are established at yields at least 25 basis points above the current loan tranches; (v) revised certain definitions and baskets related to permitted investments, acquisitions and assets sales; and (vi) required repayment of $24.0 million of net outstanding borrowings under the Term Loan at the closing. If outstanding borrowings under the original Term Loan tranche that matures November 22, 2012 exceed $10.0 million on August 24, 2012, the new Revolving Credit Facility tranche will mature August 24, 2012.

        As of April 3, 2010, the Term Loan consists of $16.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, as of April 3, 2010, the Revolving Credit Facility consisted of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which, there were no amounts outstanding as of April 3, 2010. Interest will continue to be payable on a quarterly basis. Principal payments of approximately $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

a leverage ratio of not more than 3.50:1.00 as of April 3, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at April 3, 2010 and through the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Credit Facility at April 3, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company has the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount would be payable in March 2011 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of April 3, 2010. The Company currently estimates that there will not be any additional excess cash flow requirement with respect to fiscal 2010. There was no additional excess cash flow requirement with respect to fiscal 2009. The Company may, at its discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.

        The Company, through its subsidiaries, may make market purchases of the Term Loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of ASC 860. During the first quarter of fiscal 2009, the Company reacquired $15.0 million of principal amount of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

        The interest rate applicable to borrowings under the Tranche 2 Term Loan and Tranche 2 Revolver is based on LIBOR plus a margin of 450 basis points, with a LIBOR floor of 250 basis points.

        In accordance with the terms of the Credit Facility, the Company maintained its position in an interest rate swap agreement originally entered into in February 2007. The agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another interest rate swap agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. These agreements are more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities."

        There were no borrowings under the Revolving Credit Facility as of April 3, 2010 or January 2, 2010. Average daily borrowings under the Revolving Credit Facility, which were primarily LIBOR rate-based borrowings, were $3.4 million at an average interest rate of 4.88% for the period from January 3, 2010 to April 3, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of April 3, 2010, the Company has effectively reserved capacity under the Revolving Credit Facility in the amount of $10.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on at April 3, 2010.

        As of April 3, 2010, the Company also had other outstanding letters of credit in the amount of $2.7 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at April 3, 2010.

        In fiscal 2009, the Company entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.8 million and $0.3 million as of April 3, 2010 and January 2, 2010, respectively. These facilities mature at various dates through October 2010. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $5.8 million and $3.4 million as of April 3, 2010 and January 2, 2010, respectively. These facilities mature at various dates through September 2010. As of April 3, 2010, the average interest rate of these borrowings was 3.44%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of April 3, 2010, the outstanding indebtedness was approximately $31.9 million, consisting of 7.7 million Argentine peso-denominated loans and a $24.2 million U.S. dollar-denominated loan. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of 8.2 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $8.4 million as of April 3, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.7 million in September 2012, approximately $24.2 million in April 2016 and the balance of $6.0 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer $3.8 million of 2009 scheduled payments under the facility for a period of twelve months. Accordingly, the Company has classified such payments, along with scheduled 2010 maturities, as current portion of long-term debt in its Consolidated Balance Sheet as of April 3, 2010 and January 2, 2010.

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of April 3, 2010, outstanding indebtedness under the Mexico Credit Facility was approximately $12.5 million.

Note 10. Income Taxes

        During the three months ended April 3, 2010, the Company recognized income tax expense of $0.2 million on consolidated income before income taxes from continuing operations of $0.5 million. During the three months ended April 4, 2009, the Company recognized income tax expense of $7.2 million on consolidated income before income taxes from continuing operations of $12.9 million. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10, "Income Taxes", and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

        The total unrecognized tax benefits of $19.5 million as of April 3, 2010 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits as of April 3, 2010 was $2.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of foreign taxes and the lapse of statutes of limitations.

        During the three months ended April 3, 2010, the Company increased the liability for unrecognized tax benefits by $1.1 million, net of additional interest and penalties of $0.7 million. During the three months ended April 4, 2009, the Company increased the liability for unrecognized tax benefits by $0.9 million, which included interest and penalties of $0.3 million.

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

        As of April 3, 2010, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, Spain and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2009. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $2.2 million and $3.9 million at April 3, 2010 and January 2, 2010, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 11. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Pension and Postretirement Benefit Plans (Continued)

        Components of net periodic benefit costs for the three months ended April 3, 2010 and April 4, 2009 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Current service costs	$502	$503	$19	$8
Interest costs on projected benefit obligation and other	1,596	1,602	85	70
Return on plan assets	(1,480)	(1,490)	(11)	—
Amortization of transition obligation and other	51	121	(63)	(80)

Periodic benefit cost, net	$669	$736	$30	$(2)

        As of April 3, 2010, the Company had contributed $1.8 million to its pension and postretirement benefit plans for the 2010 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. The Company presently anticipates contributing an additional $4.3 million to fund its plans in 2010, for a total of $6.1 million.

Note 12. Stock Option and Restricted Stock Plans

Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of April 3, 2010 and January 2, 2010, the Company had awarded grants of non-qualified stock options to purchase 174,097 shares and 174,097 shares of the Company's Class A Common Stock, respectively, of which 117,612 options have an exercise date of April 25, 2010. At April 3, 2010, there remain 214,612 stock options not awarded pursuant to the 2003 Option Plan. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of April 3, 2010, with respect to the 174,097 options to purchase Class A Common Stock awarded under the 2003 Option Plan, none are subject to future vesting based on the attainment of future performance targets that have not been established as of April 3, 2010. Accordingly, pursuant to ASC 718, 174,097 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of April 3, 2010. During the first three months of fiscal 2010, no options were forfeited. During the first three months of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

fiscal 2009, 18,055 options were forfeited as the performance targets for fiscal 2008 were not achieved. Of such options forfeited, 16,055 were made subject to 2009 performance targets and are considered re-granted options in fiscal 2009 in accordance with ASC 718. The compensation costs related to the 2003 Option Plan were not material for each of the three month periods ended April 3, 2010 and April 4, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Information regarding the Company's stock options granted, as defined by ASC 718, and outstanding as of April 3, 2010 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	141,278	32,820
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in 000s)	$1,483	$345
For nonvested options:
Compensation cost not yet recognized (in 000s)		$134
Weighted average period of recognition (years)		0.6

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

        In the first three months of fiscal 2010 and fiscal 2009, the Company awarded 16,926 and 46,810 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. The cost associated with these restricted stock grants, which vest over periods ranging to twenty-four months, totaled approximately $0.2 million and $0.1 million for each of the periods noted above and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Compensation cost not yet recognized for awards under the 2004 Directors Plan was approximately $0.2 million and the weighted average period of recognition for such compensation was 1.0 years as of April 3, 2010.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.4 million and the weighted average period of recognition for such compensation was 0.7 years as of April 3, 2010.

        As of April 3, 2010, there remain 71,141 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

  2005 Employee Restricted Stock Plan

        The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the "2005 Stock Plan") was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Company's Board of Directors. The 2005 Stock Plan, which expires in 2015, approved for issuance 482,000 restricted shares to employees of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, March 12, 2008 and April 9, 2009, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant's first four anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer, may be accelerated on the occurrence of a change in control, as defined in the 2005 Stock Plan, or other events. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control, as defined therein, and the completion of a minimum service period.

        In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan. During the first quarter of fiscal 2010, 11,309 shares were surrendered by employees to satisfy withholding requirements. During the first quarter of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with ASC 718. In addition, 6,143 shares were surrendered during the first quarter of fiscal 2009 by employees to satisfy withholding requirements and 32,747 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.2 million and $0.2 million for the three months ended April 3, 2010 and April 4, 2009, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of April 3, 2010, awards of 384,329 shares of the Company's Class A Common Stock were outstanding and 97,671 shares were not awarded under the 2005 Stock Plan.

        The Company accounts for the 2005 Stock Plan in accordance with ASC 718. As of April 3, 2010, of the 372,009 shares awarded and outstanding under the 2005 Stock Plan, 22,525 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of April 3, 2010. Accordingly, pursuant to the provisions of ASC 718, 349,484 restricted shares are considered granted under the 2005 Stock Plan as of April 3, 2010. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

approximately $0.9 million as of April 3, 2010, and the weighted average period of recognition for such compensation was 1.0 years as of April 3, 2010.

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

        Beginning in fiscal year 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. In the first quarter of fiscal 2010, 252,728 restricted stock units were converted to restricted stock, of which 83,398 vested upon award, based on the Company achieving the maximum level of the performance targets for fiscal 2009. In addition, during the first quarter of fiscal 2010, 29,177 shares were surrendered by employees to satisfy withholding requirements and 413 shares were forfeited. All restricted stock units will be settled in the form of restricted shares upon vesting. In the first quarter of fiscal 2009, 122,512 performance-based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions.

        As of April 3, 2010, awards of 539,556 restricted shares of the Company's Class A Common Stock and 42,345 restricted stock units were outstanding, of which 125,231 shares were vested. As of April 3, 2010, 493,099 shares are considered available for future grant under the 2008 LTI Stock Plan. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.8 million and $0.1 million for the first three months of fiscal 2010 and 2009, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $1.9 million as of April 3, 2010, and the weighted average period of recognition for such compensation was 0.8 years as of April 3, 2010.

Other Compensation Arrangement

        On March 31, 2010, the Company entered into new employment agreement with its Chief Executive Officer that provides for a one-time award of equity and cash at the expiration date of the agreement (the "Retirement Incentive"). The equity award component is dependent upon an ending stock price at the measurement date, defined in the agreement, and will range between 20,000 shares and 100,000

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

shares. The cash award will be equal to thirty percent of the future value of the awarded, which shall be neither less than $250,000 nor greater than $1,000,000.

        Management has concluded that the stock award component should be accounted for as a "Equity-classified award" as defined with ASC 718, since the Company intends to issue PGI common shares. In addition, the Company currently intends for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management has concluded that the cash award should be accounted for as a "Liability-classified award" as defined with ASC 718, since the Company intends to pay cash for this compensation component. Accordingly, the Company will recognize compensation expense of $1.4 million during the period beginning March 31, 2010 through April 22, 2013, on a pro-rata basis.

Note 13. Derivative and Other Financial Instruments and Hedging Activities

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

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in Note 9 "Debt," to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap (the "2009 Swap"), which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

        In accordance with ASC 815, the Company designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment), of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative and Other Financial Instruments and Hedging Activities (Continued)

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations were increases of $1.0 million and $2.2 million for the three months ended April 3, 2010 and April 4, 2009, respectively.

        On February 10, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price on payments related to the Company's new line under construction in Suzhou, China. The objective of the combination foreign exchange forward contracts is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2012, was €25.6 million, which will result in a U.S. dollar equivalent range of $34.6 million to $36.2 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of April 3, 2010, the Company has recorded the asset associated with the previously unrecognized firm commitment and the liability associated with the hedging agreement. The following table summarizes the aggregate notional amount and estimated fair value of the Company's derivative instruments as of April 3, 2010 and January 2, 2010 (in thousands):

	As of April 3, 2010		As of January 2, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	$18,693	$310	$18,693	$283
Interest rate swaps—undesignated (1)	221,307	3,561	221,307	3,256
Foreign currency hedges:
Foreign exchange contracts	34,562	636	—	—
Foreign exchange contracts—undesignated	—	—	—	—

Net value	$274,562	$4,507	$240,000	$3,539

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative and Other Financial Instruments and Hedging Activities (Continued)

        The following tables summarize the effect on income by derivative instruments for the following periods:

For the Three Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in Cash Flow Hedging Relationships	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	$533	$112	$(1,049)	$(2,194)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

        See Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for additional disclosures related to the Company's derivative instruments.

Note 14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or are corroborated by observable market data correlation or other means (market corroborated inputs).

        Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, that reflect the Company's assumptions about the pricing of an asset or liability.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of April 3, 2010 and January 2, 2010. The firm commitment identified within the table below is recorded on the Company's Consolidated Balance Sheets within Property, plant and equipment, net and the foreign exchange contract identified within the table below is recorded on the Company's Consolidated Balance Sheets within Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company's Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

	As of April 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Firm commitment	$636	—	$636	—
Derivative liabilities:
Interest rate swap agreements	(3,871)	—	(3,871)	—
Foreign exchange contract	(636)	—	(636)	—

	As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liabilities:
Interest rate swap agreements	(3,539)	—	(3,539)	—

        The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation. The unrealized loss in the interest rate swap's fair value of $0.3 million during the first quarter of fiscal 2010 was allocated in accordance with ASC 820, with $0.3 million charged to Interest expense, net in the Consolidated Statement of Operations.

        The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities and short-term borrowings are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company's long-term debt as of April 3, 2010 and January 2, 2010 is presented in the following table (in thousands):

	As of April 3, 2010		As of January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$334,284	$331,770	$338,942	$333,189

        See Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" for additional disclosures related to the Company's derivative instruments.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic income from continuing operations per common share attributable to Polymer Group, Inc. common shareholders to diluted income from continuing operations per common share attributable to Polymer Group, Inc. common shareholders for the three months ended April 3, 2010 (in thousands, except per share data):

	Income from Continuing Operations (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended April 3, 2010
Basic	$213	20,517.0	$0.01
Potential shares exercisable under share-based plans		644.7
Less: shares which could be repurchased under treasury stock method		(194.0)

Diluted	$213	20,967.7	$0.01

        Under the treasury stock method, for the three months ended April 3, 2010 shares represented by the exercise of 4,920 nonvested restricted shares were not included in diluted earnings per share because to do so would have been anti-dilutive.

        The following is a reconciliation of basic income from continuing operations per common share to diluted income from continuing operations per common share attributable to PGI common shareholders for the three months ended April 4, 2009 (in thousands, except per share data):

	Income from Continuing Operations (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share
Three months ended April 4, 2009
Basic	$7,615	19,386.5	$0.39
Potential shares exercisable/earned under share-based plans		4.4
Less: shares which could be repurchased under treasury stock method		(2.7)

Diluted	$7,615	19,388.2	$0.39

        Under the treasury stock method, shares represented by the exercise of 167,457 options, and 50,495 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

        As of April 3, 2010, the Company's authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Earnings Per Share and Shareholders' Equity (Continued)

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

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the three months ended April 3, 2010 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
	Total	Comprehensive Income (loss)	Retained Deficit	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 2, 2010	$149,129		$(112,885)	$41,998	$210	$211,768	$8,038
Compensation recognized on share-based awards	1,257				2	1,255
Surrender of shares to satisfy withholding tax obligations	(644)					(644)
Comprehensive income (loss):
Net income	301	$213	213				88
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	533	533		533
Employee benefit plans	91	91		91
Currency translation adjustments	(6,577)	(6,581)		(6,581)			4

Other comprehensive loss	(5,953)	(5,957)					4

Comprehensive loss	(5,652)	$(5,744)					92

Balance, April 3, 2010	$144,090		$(112,672)	$36,041	$212	$212,379	$8,130

Note 16. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualifies as an asset held for sale and, consistent with ASC 360, presented Fabpro as a discontinued operation for all reported periods presented. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the three months ended April 2010 and the three months ended April 4, 2009 relating to acquisition and integration expenses and special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

        Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales
Nonwovens	$256,199	$191,628
Oriented Polymers	24,396	18,382

	$280,595	$210,010

Operating income
Nonwovens	$24,068	$27,945
Oriented Polymers	(392)	1,334
Unallocated Corporate	(8,705)	(6,350)

	14,971	22,929
Acquisition and integration expenses	(1,524)	—
Special charges, net	(4,217)	(2,891)

	$9,230	$20,038

Depreciation and amortization expense
Nonwovens	$12,036	$11,302
Oriented Polymers	147	381
Unallocated Corporate	286	190

Depreciation and amortization expense included in operating income	12,469	11,873
Amortization of loan acquisition costs	215	335

	$12,684	$12,208

Capital spending
Nonwovens	$4,508	$3,338
Oriented Polymers	205	56
Corporate	—	45

	$4,713	$3,439

	April 3, 2010	January 2, 2010
Division assets
Nonwovens	$734,905	$741,419
Oriented Polymers	40,765	36,255
Corporate	6,579	3,763
Eliminations	(73,045)	(79,071)

	$709,204	$702,366

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

        Geographic Data:

        Geographic data for the Company's continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales
United States	$80,089	$76,214
Canada	23,501	17,941
Europe	72,101	38,687
Asia	31,371	24,204
Latin America	73,533	52,964

	$280,595	$210,010

Operating income
United States	$(4,198)	$6,135
Canada	(796)	1,481
Europe	2,961	847
Asia	6,170	5,815
Latin America	10,834	8,651

	14,971	22,929
Acquisition and integration expenses	(1,524)	—
Special charges, net	(4,217)	(2,891)

	$9,230	$20,038

Depreciation and amortization expense
United States	$3,692	$3,703
Canada	137	375
Europe	1,463	1,822
Asia	1,984	2,333
Latin America	5,193	3,640

Depreciation and amortization expense included in operating income	12,469	11,873
Amortization of loan acquisition costs	215	335

	$12,684	$12,208

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

	April 3, 2010	January 2, 2010
Property, plant and equipment, net
United States	$84,474	$91,700
Canada	5,334	5,052
Europe	29,936	33,203
Asia	56,523	54,596
Latin America	141,187	146,742

	$317,454	$331,293

Note 17. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Included in operating income	$(730)	$36
Included in other expense (income)	(209)	2,031

	$(939)	$2,067

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

Note 18. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

        The Company has a commitment to make payments of approximately $37.4 million (€27.8 million, using the € to $ exchange rate as of April 3, 2010) that are attributable to the Building and Equipment Lease agreement between PGI Spain and Tesalca-Texnovo. See Note 4, "Acquisitions" for additional disclosures related to the Building and Equipment Lease agreement.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 18. Commitments and Contingencies (Continued)

        In December 2009, the Company announced plans to install new spunmelt equipment in the United States and China, with construction associated with the projects to begin in 2010. The Company expects to invest approximately $132 million to $140 million, in aggregate, in the projects. Funding for the investments is expected to be generated from a combination of internally generated funds and proceeds from financing sources, including an operating lease in the U.S. for up to $50 million. Subject to execution of an operating lease, the Company expects to recognize capital expenditures of $82 million to $90 million associated with the projects during the 24-month period that includes fiscal years 2010 and 2011. As of April 3, 2010, the Company had entered into a firm purchase commitment (the "Purchase Agreement") to acquire and install the aforementioned line at the Company's facility in Suzhou, China. As of April 3, 2010, the total remaining payments with respect to the China expansion project were approximately $62.5 million, which are expected to be expended through second quarter of fiscal year 2012.

        Additionally, the Purchase Agreement contemplates that the Company would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, provide for a discounted price structure. Should the Company not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by June 1, 2010, the Company's obligation under the Purchase Agreement would increase by approximately €1.5 million. Currently, the Company is seeking funding alternatives for the U.S. Spunmelt Line, which would include approximately $50.0 million of operating lease proceeds.

        The Company is working with banks in China to secure up to $30.0 million in outside financing for this capital project. If the Company is unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

Note 19. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first three months of fiscal 2010 included the surrender of 40,374 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.6 million to satisfy employee withholding tax obligations.

        Noncash investing or financing activities in the first three months of fiscal 2009 included the surrender of 6,143 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.1 million to satisfy employee withholding tax obligations.

Note 20. Subsequent Events

        On April 7, 2010, the Company announced that its Board of Directors is evaluating strategic alternatives to unlock shareholder value created by the Company's strong performance in fiscal 2009, its continued investment in growth initiatives and its significant improvement in financial flexibility. The strategic alternatives could include, among other things, the sale, merger or recapitalization of the Company. The Company has not set a definitive timetable for completion of its evaluation and there can be no assurances that the process will result in any transaction being announced or being completed.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 20. Subsequent Events (Continued)

        Effective May 4, 2010, the Company converted $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments. The additional $10.0 million of Tranche 2 Revolver commitments will assume the same maturity date (November 22, 2013) and interest rate (LIBOR plus 4.5%, with a LIBOR floor of 2.5%) as the existing Tranche 2 Revolver. The Company incurred an administrative fee of $0.2 million, which will be recorded as Loan acquisition costs in the second quarter of fiscal 2010, related to this refinancing. See Note 9, "Debt" for additional information on the Tranche 1 Revolver.

        On January 19, 2010, the Company entered into the Purchase Agreement to acquire a new spunmelt line to be installed at the Company's manufacturing facility in Suzhou, China. The Purchase Agreement contemplated that the Company would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, provided for a discounted price structure. The contract originally included a requirement that should the Company not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by January 19, 2011, the Company's obligation under the Purchase Agreement would increase by approximately €1.5 million. On May 1, 2010, the Company amended the Purchase Agreement to change the requirement to enter into a purchase contract for a second line from January 19, 2011 to June 1, 2010 in order to gain the opportunity for an accelerated delivery of the second line. Currently, the Company is seeking funding alternatives for the U.S. Spunmelt Line to include approximately $50.0 million of operating lease proceeds.

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

        We have one of the largest global platforms in our industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in nine countries. We are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multi-national and regional consumer and industrial product manufacturers, and use innovative technologies to provide engineered solutions to meet increasing consumer demand for more sophisticated products. We believe that we are one of the leading participants in the majority of the markets in which we compete and have, we believe, one of the broadest and most advanced technology portfolios in the industry.

        We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market was in excess of $20.0 billion in annual sales in 2008. Historically, the global market has been expected to grow at a five-year compound annual growth rate (CAGR) of 6.0 to 8.0%. The change in macro-economic conditions in 2008 and 2009 negatively impacted certain market segments, specifically durable products used in industrial applications. The severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market in the range of 3.0% to 5.0% CAGR, with higher growth rates expected in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in technology and raw materials, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.

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

        During the quarter ended July 4, 2009, we determined that, pursuant to Financial Accounting Standards Accounting Standards Codification ("ASC") Topic 360, the assets of Fabpro Oriented Polymers, LLC ("Fabpro") represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro were eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.

        As a result, Fabpro has been accounted for as a discontinued operation for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        Approximately three-fourths of our sales are generated from disposable products that are not as significantly impacted by macro market swings, providing a base of volume demand that is relatively stable during times of economic downturns. In late 2008 and continuing through 2009, the general worldwide economy experienced a downturn resulting in slower economic activity due to the effects of several factors, including: the subprime lending and general credit market crisis, the collateral effects on the finance and banking industries, decreased consumer confidence and demand, reduced corporate profits and spending, adverse business conditions, increased energy costs, concerns about inflation and liquidity concerns. Certain portions of our business were negatively affected by the macro economic changes, most specifically the portion of our business serving the industrial markets associated with durable goods applications. The most notable impacts were in our European and North American regions where we experienced significant decreases in our sales volumes. If certain of the markets we serve deteriorate further based on a resurgence of recessionary trends, our business, financial condition and results of operations may be materially and adversely affected. Conversely, as worldwide economic purchase volumes declined, the cost of our raw materials declined significantly, beginning in the fourth quarter of 2008. This dramatic change, combined with other specific business initiatives to improve profits, resulted in a positive impact to our overall earnings in 2009, primarily in the first six months, offsetting the negative impacts of lower volumes.

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.2 million, on an annualized basis, in our reported pre-tax operating income. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-Q.

        During fiscal 2009, we experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and are experiencing significant volatility in resin prices. During the first quarter of fiscal 2010, raw material costs have continued to increase significantly versus the end of fiscal 2009 and we announced a global price increase in response. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. If raw material prices were to continue to increase at this pace, our results may be materially and adversely affected.

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

Business Acquisitions

  Spain

        On December 2, 2009, we completed the initial phase of the acquisition, from Grupo Corinpa, S.L. ("Grupo Corinpa"), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.L., "Tesalca-Texnovo" or the "Sellers"), which are headquartered in Barcelona, Spain (the "Spain Business Acquisition"). We completed the Spain Business Acquisition through PGI Spain, which operates as a new wholly owned subsidiary.

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Spain Business Acquisition, we entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Sellers' land, building and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to remit approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term.

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

        Consideration for the acquired assets consisted of approximately 1.049 million shares of our Class A common stock ("Issued Securities"), which represented approximately 5.0% of our outstanding share capital, on December 2, 2009, taking into account the Issued Securities. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

        Contrary to the Company's expectations previously discussed in Item 8 of Part II to the Company's Annual Report on Form 10-K for fiscal year 2009, we recently concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. We reached this conclusion in accordance with our reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, we have concluded that it would not appropriate to consolidate the financial results of Tesalca-Texnovo within its consolidated financial statements.

        For further details regarding this acquisition, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

        The Purchase Agreement contemplates that we would acquire an additional spunmelt line to be installed in the United States (the "U.S. Spunmelt Line"), and as such, provides for a discounted price structure. Should we not enter into a new firm purchase commitment with the equipment manufacturer for the U.S. Spunmelt Line by June 1, 2010, our obligation under the Purchase Agreement would increase by approximately €1.5 million. Currently, we are seeking funding for the U.S. Spunmelt Line.

        We have completed six expansions in the past five years, including four in high growth regions in Latin America and Asia, to address growing demand for regional hygiene and global medical products. Capital expenditures during the five-year period ended January 2, 2010 totaled $285.6 million and included five fully commercialized spunmelt facilities, including start-ups in Mexico (mid-2009), Argentina (late 2007), Suzhou, China (late 2006), Mooresville, North Carolina (late 2006) and Colombia (late 2005) and the retrofit of an existing hydroentanglement line at our Benson, North Carolina facility (late 2007).

Plant Consolidation and Realignment

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

        On June 9, 2009, the Board of Directors approved management's plan to consolidate our operations in the U.S. in order to better align our manufacturing capabilities with our long-term strategic direction and to reduce overall operating costs. Our plans included the closure of our North Little Rock,

Arkansas manufacturing plant and the relocation of certain equipment from that manufacturing facility to our Benson, North Carolina manufacturing plant. These activities also include the upgrade of certain assets and capabilities at the Benson, North Carolina plant. We anticipate that these actions, when fully implemented, will result in improved profitability and a more efficient manufacturing cost structure, which will be partially offset by the loss of margin from exited businesses. We estimate the net effect of these initiatives to contribute additional profits of approximately $6.0 million to $9.0 million on an annualized basis.

        Further, in January 2009, we made the decision to exit our automotive business as our industrial business had been negatively impacted as a result of the economic downturn.

        In fiscal 2009, we incurred special charges, net of $20.8 million, including $17.0 million of restructuring and plant realignment costs, $3.4 million of non-cash asset impairment charges resulting from our evaluation of our long-lived assets for recoverability, and other costs of $0.4 million. These restructuring costs are continuing into fiscal 2010 until the planned relocation of the assets and the closure of our facility in North Little Rock, Arkansas is complete.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Results of Operations

        As described above in "Raw Materials" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," we are significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the fiscal year ended January 2, 2010, we generated an overall gross margin of approximately 21%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through fiscal 2008. There are many contributors to the improvement in gross margin percentage, with the increase in fiscal year 2009 primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009 as profits improved on a lower sales dollar base to reflect lower raw material costs. During the first quarter of fiscal 2010, there was a significant increase in the cost of polypropylene resin and other raw materials. Additionally, the potential exists for significant volatility in resin prices in fiscal 2010 and we expect an increase in contracted selling prices in the second quarter of fiscal 2010 due to the quarterly lag effect of the recent increase in average raw material costs for the March quarter of fiscal 2010 versus the December quarter of fiscal 2009. Therefore, the results generated for the first three months of fiscal 2010 may not be indicative of financial performance achieved for the remainder of the 2010 fiscal year. The first quarter of fiscal 2010 was also impacted by the contribution of the operations of our business in Spain that was acquired on December 2, 2009, resulting in higher volumes, sales and expenses when compared to the first quarter of 2009.

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three months ended April 3, 2010 in comparison to such items for the three months ended April 4, 2009 and in comparison with the 2008 and 2009 fiscal years:

			Three Months Ended
	Fiscal Year Ended
			April 3, 2010	April 4, 2009
	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	52.3	44.4
Labor	8.1	7.2	7.2	8.3
Overhead	24.2	21.4	23.5	23.8

	79.2	83.6	83.0	76.5

Gross profit	20.8	16.4	17.0	23.5
Selling, general and administrative expenses	13.0	11.0	11.9	12.8
Acquisition and integration expenses	0.2	—	0.5	—
Special charges, net	2.4	1.9	1.6	1.4
Other operating (income) loss, net	(0.4)	0.5	(0.3)	(0.2)

Operating income	5.6	3.0	3.3	9.5
Other expense (income):
Interest expense, net	3.0	2.9	3.1	3.5
Gain on reacquisition of debt	(0.3)	—	—	(1.2)
Loss on extinguishment of debt	0.6	—	—	—
Foreign currency and other (gain) loss, net	0.8	(0.2)	0.0	1.0

Income before income taxes and discontinued operations	1.5	0.3	0.2	6.2
Income tax expense	1.1	0.6	0.1	3.4

Income (loss) from continuing operations	0.4	(0.3)	0.1	2.8
Income from discontinued operations	0.5	0.2	—	0.9
Gain on sale of discontinued operations	1.0	—	—	—

Net income from discontinued operations	1.5	0.2	—	0.9

Net income (loss)	1.9	(0.1)	0.1	3.7
Less: net (income) loss attributable to noncontrolling interests	0.2	0.6	0.0	0.9

Net income attributable to Polymer Group, Inc.	2.1%	0.5%	0.1%	4.6%

Comparison of Three Months Ended April 3, 2010 and April 4, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended April 3, 2010, the three months ended April 4, 2009 and the corresponding change (in millions):

	Three months ended
	April 3, 2010	April 4, 2009	Change
Net sales
Nonwovens	$256.2	$191.6	$64.6
Oriented Polymers	24.4	18.4	6.0

	$280.6	$210.0	$70.6

Operating income (loss)
Nonwovens	$24.0	$27.9	$(3.9)
Oriented Polymers	(0.4)	1.3	(1.7)
Unallocated Corporate, net of eliminations	(8.7)	(6.3)	(2.4)

	14.9	22.9	(8.0)
Acquisition and integration expenses	(1.5)	—	(1.5)
Special charges, net	(4.2)	(2.9)	(1.3)

	$9.2	$20.0	$(10.8)

        The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $280.6 million for the three months ended April 3, 2010, an increase of $70.6 million, or 33.6%, from the comparable period of fiscal 2009 net sales of $210.0 million. Net sales for fiscal 2010 improved in the Nonwovens segment from comparable 2009 results by 33.7%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 32.6% from 2009 results. A reconciliation of the change in net sales between the three months ended April 3, 2010 and the three months ended April 4, 2009 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended April 4, 2009	$191.6	$18.4	$210.0
Change in sales due to:
Volume	45.8	5.9	51.7
Price/mix	16.3	(0.9)	15.4
Foreign currency translation	2.5	1.0	3.5

Net sales—three months ended April 3, 2010	$256.2	$24.4	$280.6

        The net volume increase of $45.8 million in Nonwovens sales is primarily attributable to additional sales generated from PGI Spain, and increases in Latin America and Asia volumes in excess of twenty percent compared to the first quarter of 2009, partially offset by a decline in the U.S. as we exited certain business lines associated with our plant consolidation initiative. In our Latin America region, volume increased due to increased sales volumes achieved in our Mexico operations, made possible by the installation of a new line during the second half of 2009, continued sales growth in our Argentina facility and an improvement in certain hygiene markets in South America where economic and political environments in certain countries negatively impacted sales demand in 2009, primarily affecting our operations in Colombia. The Asia volume increases reflect continued growth in the medical and hygiene markets. The predominant amount of the volume decline in the U.S. was related to product volume sold from carded technologies and the associated closure of our North Little Rock facility. Oriented Polymers' sales volumes for building, packaging and agriculture products improved as demand in the industrial markets we participate in is showing some recovery from the depressed levels of 2009.

        Sales in the Nonwovens segment were also positively impacted by higher price/mix, primarily due to price increases resulting from the pass-through of higher raw material costs. The higher sales prices also reflect an improved sales mix impact, primarily in Asia where our sales of high grade medical products increased and accounted for a larger portion of total sales. As raw material costs have steadily increased beginning in late 2009 and during fiscal 2010, we have raised selling prices to our customers where required by contract terms, and where appropriate based on market conditions. In general, with respect to contracted business there is usually a lag between the change in raw material cost and the change in sales price. The magnitude of the lag varies within the business and the company implemented initiatives during fiscal 2009 to improve its ability to better match the frequency of selling price changes with changes in raw material costs. The lag is most pronounced in our U.S. region due to the high concentration of business subject to specific price escalators.

        Most currencies were stronger against the U.S. dollar during 2010 compared to 2009. As a result, net sales increased $3.5 million due to the favorable foreign currency translation, primarily in the European and Canadian regions. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin as a percent of sales

        Gross margin as a percent of sales for the three months ended April 3, 2010 declined to 17.0% from 23.5% in the first quarter of fiscal 2009, primarily driven by higher sales levels, which reflected higher raw material costs. In the first quarter of 2009, our gross margin as a percent of sales benefitted from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009 without a corresponding drop in sales prices due to the sales price lag mentioned above. As raw material prices increased in second half of 2009 and into the first quarter of 2010, we did not experience the same benefit for the three month period ending April 3, 2010. Manufacturing costs were higher predominantly due to activities and costs associated with the relocation, reinstallation and startup of the U.S. carded equipment restructuring during the 2010 fiscal quarter. On a global basis, our labor and energy costs were higher in the first quarter of 2010 compared to the first quarter of 2009. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 44.4% in 2009 to 52.3% in 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.3% to 7.2% and overhead decreased from 23.8% to 23.5%. All of the above percentages were also impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the three months ended April 4, 2009 and the three months ended April 3, 2010 is presented in the following table (in millions):

Operating income—three months ended April 4, 2009	$20.0
Change in operating income due to:
Volume	14.0
Price/mix	13.8
Higher raw material costs	(21.8)
Higher manufacturing costs	(6.3)
Foreign currency	(1.1)
Higher depreciation and amortization expense	(0.6)
Higher acquisition and integration expenses	(1.5)
Higher special charges, net	(1.3)
Increased share-based compensation costs	(0.8)
All other, primarily higher SG&A spending	(5.2)

Operating income—three months ended April 3, 2010	$9.2

        Consolidated operating income was $9.2 million for the three months ended April 3, 2010 as compared to $20.0 million of income in the comparative period in 2009. The volume growth detailed above, including the additional gross profit generated from PGI Spain, contributed $14.0 million of additional profit compared to the prior year period. Raw material costs were $21.8 million higher in first quarter 2010 compared to 2009. This higher cost was partially offset by increases in sales price/mix of $13.8 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and changes in product mix. The net affect of the above factors and initiatives resulted in a decrease in our operating income of $8.0 million in 2010 compared to 2009. A large portion of the impact is accounted for by the effects of the sales price to raw material lag effect with respect to contracted business in a rising raw material environment, whereby in 2009 we experienced a positive impact as selling prices were higher in the first quarter of 2009 relative to raw material costs in the previous quarter. Manufacturing costs were $6.3 million higher than the prior year, predominantly accounted for by increases in the U.S. region. The U.S. business was unfavorably impacted due to the timing associated with the start-up activities related to our carded consolidation efforts involving the Benson, North Carolina and North Little Rock, Arkansas plants, coupled with higher employee costs across the region. While spending has decreased for the U.S. carded locations as expected, the 2010 production volumes are temporarily negatively impacted by the timing of the machinery and equipment relocation, installation and start-up activities. This resulted in higher inefficiencies and under absorption of variable and fixed costs. We expect the start-up activities and transitioned volumes to be implemented during the second quarter and expect to then begin to realize benefits of the consolidation. Changes in foreign currency exchange rates on a year-over-year basis negatively impacted operating income by $1.1 million.

        Selling, general and administrative (SG&A) expenses increased $6.7 million, from $26.8 million in 2009 to $33.5 million in 2010, due primarily to the incremental SG&A associated with PGI Spain. Additionally, other volume-related expenses, such as distribution costs, increased along with the movement of foreign currencies versus the U.S. dollar, higher compensation costs, and other spending associated with investments in capabilities to enable us to better address future market needs and execute on our strategic plan. Non-cash stock compensation expenses were $0.8 million higher in the first quarter of 2010 as certain performance-based restricted stock grants vested during the quarter. Additionally, we recognized $2.3 million of incentive compensation costs during the quarter associated with a decision by the Board of Directors to make a discretionary payment associated with our 2009 performance, a portion of which was paid in December 2009 and the remainder paid in March 2010. There was $0.7 million of incentive compensation expense recognized in the first quarter of 2009 for expense related to the 2008 short term incentive plan performance period. Selling, general and administrative costs as a percent of net sales decreased from 12.8% in the first quarter of fiscal 2009 to 11.9% for the same period of fiscal 2010. This percentage is also impacted by higher selling prices resulting from the pass-through of raw material cost changes.

        Special charges for the three months ended April 3, 2010 of approximately $4.2 million included restructuring and plant realignment costs of (i) $4.0 million of severance and other shutdown costs related to facilities in the United States, (ii) $0.1 million of severance and other shutdown costs related to facilities in Europe; and (iii) $0.1 million of severance costs related to facilities in Latin America. Additionally, we incurred $1.5 million of acquisition and integration expenses associated with the Spain Business Acquisition in the first quarter 2010.

Interest and Other Expense

        Net interest expense increased $1.3 million, from $7.4 million during the three months ended April 4, 2009 to $8.7 million during the three months ended April 3, 2010. The increase in net interest expense was largely due to higher interest rates on the term loan borrowings and the impact associated with the interest rate swap which also includes the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Credit Facility (defined below) in September 2009, partially offset by the impact of reduced term loan borrowings.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, we entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011 which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 13 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.

        During the three months ended April 4, 2009, we reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss (gain), net improved by $2.3 million, from a $2.2 million loss during the first quarter of fiscal 2009 to a $0.1 million gain in the first quarter of fiscal 2010, primarily due to the effect of movement in foreign currency rates.

Income Tax Expense

        During the three months ended April 3, 2010, we recognized income tax expense of $0.2 million on consolidated income before income taxes and discontinued operations of $0.5 million. During the three months ended April 4, 2009, we recognized income tax expense of $7.2 million on consolidated income before income taxes and discontinued operations of $12.9 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate, primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, the institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Discontinued Operations

        Income from operation of discontinued business is comprised of the net operating results of Fabpro for the first quarter of fiscal 2009. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. We completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations was $1.9 million during the three months ended April 4, 2009.

Net (Income) Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. During the first quarter of fiscal 2009, these interests included a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $0.2 million, or $0.01 per share, for the three months ended April 3, 2010 compared to net income attributable to Polymer Group, Inc. of $9.6 million, or $0.49 per share, for the three months ended April 4, 2009.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for the first quarter of fiscal 2010 was $27.8 million compared to $37.8 million in the first quarter of 2009. As previously noted, Adjusted EBITDA in the first quarter of 2009 benefitted from the significant drop in raw material costs. The lack of such benefit in 2010, combined with an increasing raw material environment, higher costs associated with the transition of business in the U.S. and higher SG&A costs, more than offset contributions from higher sales volumes and the profit contribution from PGI Spain. Depreciation and amortization expense included in Adjusted EBITDA of $12.5 million increased by $0.6 million from 2009 to 2010.

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

        As defined in our credit agreement, Adjusted EBITDA equals net income (loss) before income and franchise tax expense (benefit), interest expense, net, depreciation and amortization, noncontrolling interests net of cash distributions, write-off of loan acquisition costs, non-cash compensation, foreign currency gain and losses, net, and special charges, net of unusual or non-recurring gains. We present Adjusted EBITDA, as defined in its credit agreement, as the measurement used as a basis for determining compliance with several covenants thereunder. It is also generally consistent with the metric used by management as a performance measurement for certain performance-based incentive compensation plans. In addition, we consider Adjusted EBITDA an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        Included below is a reconciliation of Net Income Attributable to Polymer Group, Inc. to Adjusted EBITDA, which illustrates the differences in these measures of operating performance.

        The following table reconciles Adjusted EBITDA to net income attributable to Polymer Group Inc. for the periods presented (in thousands):

	Three Months Ended April 3, 2010	Three Months Ended April 4, 2009
Net income attributable to Polymer Group, Inc.	$213	$9,556
Income & franchise tax expense	391	7,453
Interest expense, net	8,655	7,393
Depreciation and amortization included in operating income	12,469	11,874
Noncontrolling interests, net of tax & cash disbursements	88	(1,877)
Non-cash compensation	1,255	423
Foreign currency (gain) loss, net	(939)	2,063
Special charges, net	4,217	2,891
Less income from discontinued operations	—	(1,941)
Unusual or non-recurring charges, net	1,492	—

Adjusted EBITDA	$27,841	$37,835

        Fiscal 2009 data included in the calculation for the three months ended April 4, 2009 has been adjusted for the effect of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansion are currently funds generated from operations and borrowing availability under the credit facility ("Credit Facility"), consisting of a Term Loan of $410.0 million and a Revolving Credit Facility of $45.0 million at the original borrowing date. As a result of an amendment to the Credit Facility on September 17, 2009 (the "Amendment"), the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan was extended to November 22, 2014, with the remainder due November 22, 2012 (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments). In addition, the maturity date of approximately $30.0 million of our available $45.0 million Revolving Credit Facility was extended to November 22, 2013, under certain circumstances summarized below, with the remaining $15.0 million of availability maturing on November 22, 2010. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At April 3, 2010, we were in compliance with such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of April 3, 2010, we had no outstanding borrowings under the Revolving Credit Facility and capacity under the Revolving Credit Facility had been reserved for outstanding letters of credit in the amount of $10.7 million. As of April 3, 2010, we also had other outstanding letters of credit in the amount of $2.7 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at April 3, 2010.

	April 3, 2010	January 2, 2010
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$54.3	$59.5
Working capital	166.2	159.7
Total assets	709.2	702.4
Total debt	341.0	342.6
Total shareholders' equity	144.1	149.1

        We had working capital of approximately $166.2 million at April 3, 2010 compared with $159.7 million at January 2, 2010. As compared to year-end, our working capital balances increased due to higher sales volumes which impacted accounts receivables balances with an offsetting increase in trade accounts payable. These balances were also impacted by higher raw material costs. The raw material impact on inventory balances was essentially fully offset by lower unit volumes on hand at the end of the first quarter compared to the beginning of the year.

        Accounts receivable at April 3, 2010 was $144.9 million as compared to $128.0 million on January 2, 2010, an increase of $16.9 million. The net increase in accounts receivable during the first quarter of fiscal 2010 is primarily attributable to (a) higher sales volumes, (b) higher overall selling prices and (c) decreased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Even though overall accounts receivable increased, past-due balances were lower at the end of the first quarter, which resulted in a lower reserve requirement. Accounts receivable represented approximately 47 days of sales outstanding at April 3, 2010 as compared to 48 days of sales outstanding at January 2, 2010. We believe that our reserves adequately protect us against foreseeable increased collection risk.

        We have factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time.

        Inventories at April 3, 2010 were $106.9 million, an increase of $0.1 million from inventories at January 2, 2010 of $106.8 million. The net increase in inventory during the first quarter of fiscal 2010 is due to (a) higher unit costs related to inventory at the end of the first quarter of fiscal 2010 compared to year-end 2009 and (b) a reduction in inventory reserves, partially offset by the effects of currency movements. The overall increase was comprised of component increases in raw materials and work-in-process of $1.9 million and $1.5 million, respectively, largely offset by a net decrease in finished goods of $3.3 million. We had inventory representing approximately 42 days of cost of sales on hand at April 3, 2010 compared to 49 days of cost of sales on hand at January 2, 2010.

        Accounts payable and accrued liabilities at April 3, 2010 were $164.1 million as compared to $148.0 million at January 2, 2010, an increase of $16.1 million. The increase in accounts payable and accrued liabilities during the first quarter of fiscal 2010 was primarily related to improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of the first quarter of 2010 compared to the end of fiscal year 2009, partially offset by the effects of currency movements. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Accounts payable and accrued liabilities represented approximately 64 days of cost of sales outstanding at April 3, 2010 compared to 68 days of cost of sales outstanding at January 2, 2010.

	Three Months Ended
	April 3, 2010	April 4, 2009
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$1.3	$24.0
Net cash used in investing activities	(4.8)	(3.5)
Net cash used in financing activities	(1.5)	(11.2)

Operating Activities

        Net cash provided by operating activities was $1.3 million during the first three months of fiscal 2010, a $22.7 million decrease from the $24.0 million provided by operating activities during the first three months of fiscal 2009. During the first quarter of 2009, working capital levels were significantly impacted as volumes were declining and sales prices were lower to reflect lower raw material costs. As such, working capital required $0.1 million of cash during the first quarter of fiscal 2009. During the first quarter of 2010, working capital levels increased, requiring a $8.7 million use of cash. This difference contributed significantly in the decrease in operating cash flows compared to the prior year period. Additionally, we experienced lower income from operations, including lower cash gross profit and higher SG&A, of $10.3 million and incurred higher special charges of $1.5 million, higher acquisition and integration expenses of $1.5 million, and higher interest and income tax was paid year over year of approximately $2.0 million. As sales volumes increase and as raw material costs increase, inventory and accounts receivable balances are expected to rise, resulting in higher levels of working capital balances and a use of cash going forward. As such, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in 2010.

        Our restructuring and plant realignment activities in the first quarter of fiscal years 2010 and 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs of $4.2 million in the first quarter of fiscal 2010 are comprised of: (i) $0.2 million of employee severance and retention costs and $3.7 million of equipment relocation and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $0.1 million related to employee severance related to the anticipated sale of line 2 in Argentina; and (iii) $0.2 million of other shutdown costs related to previously announced facility closings, primarily in Europe and U.S.

        The restructuring and plant realignment costs of $1.3 million in the first quarter of fiscal 2009 are comprised of: (1) $0.6 million of severance and other shutdown costs in Europe, including costs associated with the previously announced closure of the Neunkirchen, Germany facility; (ii) $0.6 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.1 million of severance costs related to restructuring initiatives in Canada.

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

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

        We expect to make future cash payments, primarily through the fourth quarter of fiscal 2010, of approximately $7.0 million to $8.0 million associated with approved restructuring initiatives, of which $2.8 million has been accrued as of April 3, 2010. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment in the range of $4.0 million to $7.0 million, which is expected to be received in fiscal 2010 or 2011.

Investing and Financing Activities

        Net cash used for investing activities amounted to $4.8 million and $3.5 million in the first three months of fiscal 2010 and fiscal 2009, respectively. Capital expenditures during the first three months of fiscal 2010 totaled $4.7 million, an increase of $1.3 million from capital spending of $3.4 million in the same period in 2009. A significant portion of the capital expenditures in 2010 related to the construction of a new spunmelt line at our facility in Suzhou, China. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        As discussed in further detail in Note 13, "Derivative and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the "2010 FX Forward Contracts") that provide for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

        Net cash used in financing activities amounted to $1.5 million in the first three months of fiscal 2010, compared to $11.2 million of net cash used in financing activities in the first three months of fiscal 2009. In the first three months of 2010, we repaid, on a net basis, $1.5 million of debt whereas we borrowed, on a net basis, $1.1 million of debt in the first three months of fiscal 2009. Additionally, in the first three months of 2009, we used $12.4 million to repurchase $15.0 million of our first-lien term loan.

Dividends

        Our Board of Directors has not declared a dividend on our common stock since emergence from bankruptcy in March 2003.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary

        As discussed more fully in Note 9 "Debt" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of April 3, 2010, the Term Loan consisted of $16.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). As of April 3, 2010,, the Revolving Credit Facility consisted of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which there are no amounts outstanding as of April 3, 2010. Effective May 4, 2010, the Company further converted $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments (the "2010 Revolver Conversion"). Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility, as amended, requires that we maintain a leverage ratio of not more than 3.50:1.00 as of April 3, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at April 3, 2010 and for the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. We were in compliance with the financial covenants under the Credit Facility at April 3, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results, or any increases in indebtedness not supported by sufficient increases in Consolidated EBITDA (as defined in the Credit Facility) will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, we have the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. There was no excess cash flow requirement with respect to fiscal 2009. We may, at our discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire our debt in conjunction with our debt repurchase program.

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. Under these agreements, our subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. We will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognize such liability in accordance with the provisions of FASB ASC 860 "Transfers and Servicing." In March 2009, we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

        We maintained a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into an interest rate swap agreement (the "2009 Swap"), which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment we concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million of cumulative liability related to the 2009 Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the 2009 Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 13, "Derivatives and Other Financial Instruments and

Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        There were no borrowings under the Revolving Credit Facility as of April 3, 2010 or January 2, 2010. Average daily borrowings under that facility, which were primarily LIBOR Rate-based borrowings, were $3.4 million at an average interest rate of 4.885% for the period from January 3, 2010 to April 3, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for revolving letters of credit. As of April 3, 2010, we have effectively reserved capacity under the Revolving Credit Facility in the amount of $10.7 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at April 3, 2010. As a result of the Amendment and the previously discussed 2010 Revolver Conversion, availability under the Revolving Credit Facility matures in two tranches: $5.0 million (Tranche 1) on November 22, 2010 and $40.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012.

        As of April 3, 2010, we also had other outstanding letters of credit in the amount of $2.7 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at April 3, 2010.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of April 3, 2010, this debt is comprised of long-term facilities of $44.4 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $11.0 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $5.8 million at April 3, 2010, which facilities mature at various dates through September 2010 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Pursuant to the terms of the Credit Facility, we have a factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the Credit Facility, we are also permitted to factor non-U.S. company-based receivables up to a maximum of $20.0 million.We have executed factoring agreements for receivables associated with our Mexican and Spanish business operations and have factored receivables under those agreements. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The gross amount of trade receivables factored, and, therefore, excluded from our accounts receivable, was $36.9 million and $35.1 million as of April 3, 2010 and January 2, 2010, respectively.

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

        As discussed in Note 18, "Commitments and Contingencies" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have committed capital projects, including the installment of a new spunmelt line at the Company's facility in Suzhou, China. Total remaining payments with respect to major capital expansion projects as of April 3, 2010 totaled approximately $62.5 million, which are expected to be substantially expended through the second quarter of fiscal 2012.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first three months of fiscal 2010 and fiscal 2009. However, we continue to be impacted by variability in raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

        In September 2006, the FASB issued authoritative guidance that amends ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820") by issuing ASC 820-10-65. ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements. See Note 17 "Fair Value of Financial Instruments and Non-financial Assets and Liabilities" in Item 8 of Part II to this Annual Report on Form 10-K for additional information.

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

        In June 2009, the FASB issued authoritative guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIEs economic performance and share in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. In December 2009, the FASB issued ASU, 2009-17, "Amendments to Accounting for Variable Interest Entities" ("ASU 2009-17"), to amend ASC 810 to clarify how enterprises should account for and disclose their involvement with VIE's. The adoption of the revised accounting guidance for VIEs did not have a significant effect on our consolidated financial statements. See Note 4 "Acquisitions" in Item 1 of Part I to this Quarterly Report on Form 10-Q for additional information.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value", to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. We adopted the amended guidance in ASC 820 beginning July 5, 2009 by providing additional disclosures in our interim consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, Revenue Recognition ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on our consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance clarifies and requires new disclosures about fair value measurements. We adopted the clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, in the first quarter of fiscal 2010. Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuance, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the "disaggregation guidance"). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, we do not anticipate that the adoption of ASU No. 2010-06 will have a material impact on our consolidated financial statements.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At April 3, 2010, a reserve of $8.5 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

        Inventory reserves:    We maintain reserves for inventories which are primarily valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory write-downs may be necessary.

        Income taxes:    We record an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carry forward period for net operating losses and tax credits, as well as tax planning strategies available to us. Additionally, we have not provided U.S. income taxes for undistributed earnings of certain foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in our consolidated financial statements.

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

        In periods prior to fiscal year 2009 and consistent with previous authoritative U.S. GAAP guidance, recognition of tax benefits from preconfirmation net operating loss carry forwards and other deductible temporary differences not previously recognized were applied to reduce goodwill to zero, then to reduce intangible assets that existed at the date of emergence from bankruptcy with any excess tax benefits credited directly to Additional Paid in Capital.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of April 3, 2010, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Note 9 "Debt" and Note 13 "Derivatives and Other Financial Instruments and Hedging Activities" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in February 2009, we entered into the 2009 Swap, which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the 2009 Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the 2009 Swap. The 2009 Swap agreement is more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        Hypothetically, a 1% change in the interest rate affecting all of our subsidiary indebtedness would change interest expense by approximately $0.4 million. With respect to the Credit Facility, excluding the effect of the 2009 Swap, to the extent that LIBOR rates, hypothetically, remain at all times above the LIBOR floor of 2.5%, a 1% change in interest rates would change interest expense by approximately $2.9 million.

        Previously, the Company had a similar pay-fixed, receive variable interest rate swap contract that matured on June 20, 2009 and effectively fixed the LIBOR interest rate on a notional principal debt amount of $240.0 million at 5.085%.

        The estimated fair value of our long-term debt, including current portion, at April 3, 2010 was approximately $331.8 million.

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first quarter of both 2010 and 2009, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

        In addition, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the agreement to purchase the equipment. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the equipment purchase agreement. The notional amount of the 2010 FX Forward Contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million. See Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q for further discussion of the 2010 FX Forward Contracts.

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

        We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have increased from 44.2% in the three months ended April 4, 2009 to 52.3% in the three months ended April 3, 2010.

        During the first quarter of fiscal 2010, the cost of polypropylene resin, our largest volume raw material, increased significantly. During the first quarter of fiscal 2009, we experienced a moderate increase in the cost of polypropylene resin. Additionally, on a global basis, other raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.2 million, on an annualized basis, in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed iby the Company n Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the direction of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in the Company's internal control over financial reporting described below. Notwithstanding the existence of these material weaknesses, the Company's management believes that the consolidated financial statements and other financial information included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows as of, and for, the periods presented.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During the third quarter of fiscal 2009, management identified a material weakness in the Company's internal control over financial reporting associated with processes related to the preparation and adjustment of the Company's income tax accounts. During the third and fourth quarters of fiscal 2009, management (i) increased the Company's personnel within the global tax function, (ii) conducted training regarding accounting for income taxes for global finance and tax personnel, and (iii) made modifications to documentation used to prepare and reconcile income tax balances. However, given that these activities were performed in close proximity to the end of fiscal year 2009, management has not yet been able to conclude that these enhancements to internal control over financial reporting have been operating for a sufficient period of time to determine that they are both effectively designed and operating. Based on this assessment, management concluded that the Company's internal control over financial reporting was not yet effective as of April 3, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Other than as described above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party or subject to any pending legal proceedings other than ordinary routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the first quarter of fiscal 2010, 888 shares of our Class B Common Stock were converted into 888 shares of our Class A Common Stock. These conversions were exempt from registration based on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        On May 13, 2010, we issued a press release announcing our financial results for the first quarter of fiscal 2010. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Executive Employment Agreement, dated as of March 31, 2010, between Polymer Group, Inc. and Veronica M. Hagen
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Press release, dated May 13, 2010, reporting financial results for the first quarter of fiscal 2010

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.
Date: May 14, 2010	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer
Date: May 14, 2010	By:	/s/ DENNIS E. NORMAN Dennis E. Norman Chief Financial Officer (Principal Financial Officer)