Form 10-K/A
period 2010-01-02
POLYMER GROUP INC
filed 2010-08-17
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference

         Portions of the Registrant's Notice of 2010 Annual Meeting of Stockholders and Proxy Statement—Part III

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends Polymer Group, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended January 2, 2010 as filed on March 23, 2010 (the "Form 10-K"). Polymer Group, Inc. has filed this Amendment to restate previously issued financial statements and the accompanying notes as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 contained in Item 8. Financial Statements and Supplementary Data. The Amendment corrects certain accounting errors resulting from our determination that the Company may be subject to "Personal Holding Company" ("PHC") tax for past periods, as described in Note 3 herein. In conjunction with the restatements, we have also corrected the financial statements for previously identified out-of-period adjustments that were deemed immaterial, both individually and in the aggregate, in the periods in which such adjustments should have been originally recorded.

        The Amendment includes corresponding numerical and/or textual changes in Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, and Certification Pursuant to 18 U.S.C. Section 1350 as exhibits 32.1 and 32.2.

        Except as expressly set forth above, the Amendment does not and does not purport to amend, update or restate other information or events contained herein that have occurred after the filing of the original Form 10-K. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. Simultaneously with the filing of their Amendment, Polymer Group, Inc. has also restated its unaudited financial statements for the quarter ended April 3, 2010 (and the corresponding period for fiscal year 2009) by amending its Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

        The filing of this Amendment shall not be deemed an admission that the Form 10-K, when originally filed, included any untrue statement of material fact or knowingly omitted to state a material fact necessary to make any statement therein not misleading.

POLYMER GROUP, INC.

FORM 10-K/A

For the Fiscal Year Ended January 2, 2010

INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K/A

        Readers should consider the following information as they review this Form 10-K/A:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-K/A refer to Polymer Group, Inc. and its subsidiaries.

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

  •
  changes in environmental laws and regulations, including climate change- related legislation and regulation; and

  •
  the outcome of discussions with the Internal Revenue Service regarding the potential payments due associated with the personal holding company tax issue discussed herein.

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

        We develop, manufacture and sell a broad array of products. Our sales are focused in two operating divisions: "Nonwovens" and "Oriented Polymers" that provide opportunities to leverage our advanced technology and substantial capacity. For financial information by business segment and geographic area, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

Nonwovens segment

        The Nonwovens segment develops and sells products in various consumer and industrial markets, including hygiene, medical, industrial, and wiping. Nonwovens segment sales were approximately $804.8 million, $971.4 million and $885.6 million of our consolidated net sales for fiscal 2009, 2008 and 2007, respectively, and represented approximately 91%, 91% and 89% of our consolidated net sales in each of those years.

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

        The operating results of Fabpro have been included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K/A. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer agreements that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.0 million, on an annualized basis, in our reported pre-tax operating income. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K/A and "Raw Material and Commodity Risks" included in Item 7A of Part II to this Annual Report on Form 10-K/A for additional discussion of the impact of raw material costs on our operations in 2009, 2008 and 2007.

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

Inventory and Backlogs

        Inventories at January 2, 2010 were $106.8 million, a decrease of $0.9 million from inventories of $107.7 million at January 3, 2009. We had inventory representing approximately 49 days of cost of sales on hand at January 2, 2010 compared to 47 days of cost of sales on hand at January 3, 2009. The net decrease in inventory during fiscal 2009 is primarily attributable to lower quantities of goods on hand at January 2, 2010, partially offset by (a) the acquisition in December 2009 of our operation in Spain, (b) the effects of currency movements, (c) higher unit costs related to inventory at the end of fiscal 2009 compared to year-end 2008 costs, and (d) a reduction in inventory reserves of approximately $3.1 million during fiscal 2009. Unfilled orders as of January 2, 2010 and January 3, 2009 amounted to approximately $46.4 million and $47.5 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of levels of future sales.

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

Business Restructuring

        Our restructuring and plant realignment activities in fiscal years 2009, 2008 and 2007 are discussed in Note 4 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

        In fiscal 2009, our restructuring and plant realignment efforts were primarily associated with (a) our announced closure of the North Little Rock, Arkansas facility and relocation of some of these assets to our facility in Benson, North Carolina in the amount of $11.3 million; (b) costs associated with the continued reorganization and consolidation of our European businesses in the amount of $3.4 million; (c) an ongoing employee claim in Argentina in the amount of $0.8 million; and (d) other restructuring efforts, primarily in the U.S. and Canada, in the amount of $1.6 million.In fiscal 2008, we recognized restructuring and plant realignment costs primarily associated with (a) our previously announced closure of the Neunkirchen, Germany nonwovens facility in the amount of $3.9 million, which included employee severance, equipment relocation and other shutdown costs; (b) our previously announced closing of the Landisville, New Jersey nonwovens facility in the amount of $1.0 million, which included employee severance and other shutdown costs; (c) severance costs associated with a management restructuring within our Latin American operations in the amount of $1.0 million; and (d) other restructuring efforts, primarily in the U.S., in the amount of $0.5 million.

        In fiscal 2007, our restructuring and plant realignment efforts were principally associated with (a) the closure of certain U.S. nonwoven facilities and consolidation of production and centralization of business process, for which we recognized employee severance, equipment relocation and other associated costs of approximately $11.6 million; (b) costs associated with the continued reorganization and consolidation of our European businesses of $9.6 million associated with employee severance, equipment removal and relocation and plant exit costs; (c) settlement of employee benefit plans at a net cost of $0.6 million, primarily attributable to our Canadian restructuring initiatives; and (d) other relocation and restructuring initiatives amounting to $1.4 million in the U.S. associated with the corporate relocation to Charlotte, North Carolina initiated in fiscal 2006 and severance and outplacement costs for the Oriented Polymers operations.

        Our strategy with respect to the consolidation efforts in the U.S. and Europe is focused on the elimination of costs associated with underutilized capacity, and the transfer of business and equipment to sites in regions with lower unit conversion costs in order to foster growth initiatives within existing businesses.

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S. and Europe, as further described in Note 4 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in the incurrence of cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

Debt Structure and Refinancing

        As discussed more fully in Note 12 to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"). In addition, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. In March 2009, we purchased, through a subsidiary, $15.0 million face value of our Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million. We have included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K/A.

        We also incurred third-party debt in fiscal years 2008 and 2009 to finance a portion of the recent installations of our new spunmelt lines in Argentina and in Mexico. As of January 2, 2010, this debt is comprised of long-term facilities of $47.9 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Additionally, we have entered into multiple short-term credit facilities, primarily in Argentina, intended to finance working capital requirements. Outstanding indebtedness under these facilities was $3.7 million at January 2, 2010, which facilities mature at various dates through October 2010 and are shown in Short-term borrowings in our unaudited interim Consolidated Balance Sheets. See "Liquidity Summary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K/A for additional details.

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

        Further, as part of the Spain Business Acquisition, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers' right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the annual EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of € 7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers' Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

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

        As of both December 2, 2009 and January 2, 2010, we concluded that PGI Spain has a variable interest in the Sellers, due to the aforementioned Building and Equipment Lease agreement; however, in accordance with ASC 810 (prior to the revisions that come into effect on January 3, 2010), we concluded that PGI Spain was not the primary beneficiary of the Sellers since PGI Spain was not determined to be the party that will absorb a majorityof the Sellers' expected losses or receive a majority of the Sellers' residual returns. Accordingly, Tesalca-Texnovo did not meet the conditions for consolidation by PGI Spain for the periods presented within the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

        For further details regarding this acquisition, see Note 5 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 5 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

ITEM 1A.    RISK FACTORS

        Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause actual results to differ materially from the results contemplated by the forward- looking statements contained in this report and other public statements made by us.

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

Our discussions with the Internal Revenue Service (the "IRS") could result in cash tax payments associated with personal holding company ("PHC") tax that are materially different than our recorded liability for uncertain tax positions.

        As a result of an evaluation of Sections 541 through 547 of the Internal Revenue Code of 1986, as amended (the "IRC"), relating to the PHC rules, we have established a tax liability associated with uncertain tax positions of approximately $24.0 million. The PHC rules generally state that if at any time during the last half of our taxable year five or fewer individuals own or are deemed to own more than 50% of the total value of our shares, and if during such taxable year 60% or more of our gross income, as specially adjusted, is considered passive income, we would be classified as a PHC for U.S. federal income tax purposes. However, the PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies.

        Despite the contingent liability recognized in the financial statements, we believe the PHC rules were not intended to apply to our situation and, if such rules do apply, the manner in which they would apply is uncertain. We intend to seek a ruling from the IRS that would eliminate or minimize our tax liability for such taxes. However, we cannot be certain of the outcome of discussions with the IRS and the amount of taxes, interest or penalties required to be paid maybe materially higher or lower than the liability established on our balance sheet. Additionally, while we intend to take steps to fully mitigate any on-going exposure for future periods, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially and adversely impact our financial position, results of operations and cash flows. If we are subject to this tax during future periods, statutory tax rate increases could significantly increase our tax expense and adversely affect our operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC income is scheduled to expire as of December 31, 2010, after which the rate will revert back to the highest individual ordinary income rate of 39.6%.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial information for fiscal years 2005 through 2009. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K/A and our consolidated financial statements and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K/A.

	Fiscal Year Ended
	January 2, 2010 As Restated	January 3, 2009 As Restated	December 29, 2007 As Restated	December 30, 2006 As Restated	December 31, 2005 As Restated
Statement of Operations:
Net sales	$882,652	$1,073,272	$999,676	$965,909	$889,951
Cost of goods sold	698,710	898,072	838,499	816,348	737,400

Gross profit	183,942	175,200	161,177	149,561	152,551
Selling, general and administrative expenses	115,470	117,879	102,927	106,136	99,357
Acquisition and integration expenses	1,789	—	—	—	—
Special charges, net	20,978	20,088	61,386	38,683	9
Other operating (income) loss, net	(3,478)	4,955	(531)	1,229	679

Operating income (loss)	49,183	32,278	(2,605)	3,513	52,506
Other expense (income):
Interest expense, net	26,656	31,038	29,864	26,808	30,211
Gain on reacquisition of debt	(2,431)	—	—	—	—
Loss on extinguishment of debt	5,088	—	—	—	4,008
Foreign currency and other loss (gain), net	4,955	(1,815)	(1,575)	1,102	694

Income (loss) before income tax expense and discontinued operations	14,915	3,055	(30,894)	(24,397)	17,593
Income tax expense	12,025	6,900	9,211	8,277	10,321

Income (loss) from continuing operations	2,890	(3,845)	(40,105)	(32,674)	7,272
Discontinued operations:
Income (loss) from operations of discontinued business	4,353	2,546	(505)	(37)	1,604
Gain on sale of discontinued operations, net	8,501	—	—	—	—

Income (loss) from discontinued operations	12,854	2,546	(505)	(37)	1,604
Net income (loss)	15,744	(1,299)	(40,610)	(32,711)	8,876
Net (income) loss attributable to noncontrolling interests	2,137	5,969	(2,076)	(2,095)	(2,593)

Net income (loss) attributable to Polymer Group, Inc.	17,881	4,670	(42,686)	(34,806)	6,283
Accrued and paid-in-kind dividends on PIK Preferred Shares	—	—	—	—	27,998

Income (loss) applicable to common shareholders of Polymer Group, Inc	$17,881	$4,670	$(42,686)	$(34,806)	$(21,715)

Per Share Data:
Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.26	$0.11	$(2.18)	$(1.80)	$(1.78)
Discontinued operations	0.65	0.13	(0.02)	0.00	0.12

Basic	$0.91	$0.24	$(2.20)	$(1.80)	$(1.66)
Diluted	$0.91	$0.24	$(2.20)	$(1.80)	$(1.66)
Cash dividends	$—	$—	$—	$—	$—
Operating and other data:
Cash provided by operating activities	$100,636	59,438	$38,974	$67,121	$70,932
Cash used in investing activities	(14,567)	(31,626)	(53,831)	(64,506)	(77,604)
Cash provided by (used in) financing activities	(72,651)	(12,860)	12,719	(1,934)	(2,488)
Gross margin(a)	20.8%	16.3%	16.1%	15.5%	17.1%
Depreciation and amortization	$50,370	$52,294	$58,699	$60,663	$57,550
Capital expenditures	43,477	34,460	60,720	68,405	78,902
Balance sheet data (at end of period):
Cash and cash equivalents and short- term investments	$59,521	$45,718	$31,698	$32,227	$30,963
Working capital	159,718	186,501	190,587	175,462	191,958
Total assets	701,538	702,171	749,739	741,004	765,946
Long-term debt, less current portion	322,021	392,505	415,514	402,416	405,955
Noncontrolling interests	8,038	10,886	17,101	15,513	15,345
Total Polymer Group, Inc. shareholders' equity	116,181	61,753	80,741	111,756	133,818

Note to Selected Consolidated Financial Data

(a)
Gross margin represents gross profit as a percentage of net sales.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 8 of Part II to this Annual Report on Form 10-K/A. In addition, it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

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

        In light of these conditions, we produced very solid results for 2008 and 2009 despite this challenging economic environment. Largely due to selling price adjustments driven by raw material costs, our consolidated sales decreased by 17.8% in 2009 after increasing by 7.4% in 2008. However, our gross profit increased by 5.0% in 2009 due to the factors discussed below, and net cash provided by operating activities increased 69.3%.

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

        Further, as part of the Spain Business Acquisition, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers' right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the annual EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of € 7.7 million, excluding lease payments ("EBITDAR Projection"), for either fiscal year 2010 or 2011 (the "Performance Period"). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the "Call Option"). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers' Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.

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

        As of both December 2, 2009 and January 2, 2010, we concluded that PGI Spain has a variable interest in the Sellers, due to the aforementioned Building and Equipment Lease agreement; however, in accordance with ASC 810 (prior to the revisions that come into effect on January 3, 2010), we concluded that PGI Spain was not the primary beneficiary of the Sellers since PGI Spain was not determined to be the party that will absorb a majorityof the Sellers' expected losses or receive a majority of the Sellers' residual returns. Accordingly, Tesalca-Texnovo did not meet the conditions for consolidation by PGI Spain for the periods presented within the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

        For further details regarding this acquisition, see Note 5 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 5 "Acquisitions" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

Plant Consolidation and Realignment

        As discussed herein, in fiscal 2009 we incurred special charges, net of $21.0 million, including $17.1 million of restructuring and plant realignment costs, $3.4 million of non-cash asset impairment charges resulting from our evaluation of our long-lived assets for recoverability, and other costs of $0.4 million.

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

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 4 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

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

        The operating results of Fabpro have been included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K/A. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K/A.

Results of Operations

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2009 in comparison with such items for the 2008 and 2007 fiscal years:

	2009 As Restated	2008 As Restated	2007 As Restated
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	53.6
Labor	8.1	7.2	7.6
Overhead	24.2	21.5	22.7

	79.2	83.7	83.9

Gross profit	20.8	16.3	16.1
Selling, general and administrative expenses	13.1	11.0	10.3
Acquisition and integration expenses	0.2	—	—
Special charges, net	2.4	1.9	6.1
Other operating (income) loss, net	(0.4)	0.4	(0.1)

Operating income (loss)	5.5	3.0	(0.2)
Other expense (income):
Interest expense, net	3.0	2.9	3.0
Gain on reacquisition of debt	(0.3)	—	—
Loss on extinguishment of debt	0.6	—	—
Foreign currency and other (gain) loss, net	0.5	(0.2)	(0.2)

Income (loss) before income taxes and discontinued operations	1.7	0.3	(3.0)
Income tax expense	1.4	0.6	1.0

Income (loss) from continuing operations	0.3	(0.3)	(4.0)
Income from discontinued operations	0.5	0.2	(0.1)
Gain on sale of discontinued operations	1.0	—	—

Net income from discontinued operations	1.5	0.2	(0.1)

Net income (loss)	1.8	(0.1)	(4.1)
Net (income) loss attributable to noncontrolling interests	0.2	0.5	(0.2)

Net income (loss) attributable to Polymer Group, Inc.	2.0%	0.4%	(4.3)%

Comparison of Fiscal Year Ended January 2, 2010 and January 3, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 20 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A. The segment information presented in the table below excludes the results of Fabpro and sets forth components of our net sales and operating income (loss) by operating division for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009 and the corresponding change (in millions):

	2009 As Restated	2008 As Restated	Change As Restated
Net sales
Nonwovens	$804.8	$971.4	$(166.6)
Oriented Polymers	77.8	101.9	(24.1)

	$882.6	$1,073.3	$(190.7)

Operating income (loss)
Nonwovens	$102.3	$71.5	$30.8
Oriented Polymers	(0.2)	5.7	(5.9)
Unallocated Corporate, net of eliminations	(30.1)	(24.8)	(5.3)

	72.0	52.4	19.6
Acquisition and integration expenses	(1.8)	—	(1.8)
Special charges, net	(21.0)	(20.1)	(0.9)

	$49.2	$32.3	$16.9

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

Gross margin

        Gross margin for fiscal 2009 improved to 20.8% from 16.3% in fiscal 2008, primarily driven by an improved spread of sales over raw material costs as raw material costs declined (which were partially offset by lower selling prices required by contract terms and, where appropriate, based on market conditions). Manufacturing costs were higher during the year as the significant change in production levels resulted in manufacturing inefficiencies, unabsorbed fixed costs and higher waste rates in certain of our operations. The pace of volume declines occurred more rapidly than we could adjust our cost structure, specifically in Europe and Canada. Additionally, we experienced higher energy costs and labor costs during the year, coupled with increased spending in certain cost categories. These increases were partially offset by improvements in conversion costs in Asia due to the implementation of manufacturing efficiency programs. Similar programs were implemented in our U.S. and Latin America businesses, resulting in lower cash converting costs on a per unit basis when taken into account with total volume changes. The raw material component of the cost of goods sold as a percentage of net sales decreased from 55.0% in 2008 to 46.9% in 2009. Partially as a result of lower sales volumes, coupled with higher spending in certain areas, our labor and overhead components of the cost of goods sold increased as a percentage of net sales from fiscal 2008 to fiscal 2009. As a percentage of sales, labor increased from 7.2% to 8.1%, and overhead increased from 21.5% to 24.2%. All of the above percentages were also impacted by lower selling prices resulting from the pass-through of lower raw material costs.

Operating income

        A reconciliation of the change in operating income between fiscal 2008 and fiscal 2009 is presented in the following table, as restated (in millions):

Operating income—2008	$32.3
Change in operating income due to:
Lower raw material costs	119.9
Price/mix	(70.4)
Volume	(24.7)
Higher manufacturing costs	(12.9)
Foreign currency	8.7
Lower depreciation and amortization expense	0.2
Higher special charges, net	(0.9)
Higher acquisition and integration expenses	(1.8)
Increased share-based compensation costs	(1.0)
Spain acquisition operating results	(0.7)
All other, primarily lower SG&A spending	0.5

Operating income—2009	$49.2

        Consolidated operating income was $49.2 million for fiscal 2009 as compared to $32.3 million of income in fiscal 2008. Raw material costs, especially polypropylene resin, were $119.9 million lower in 2009 compared to 2008. These declines represented not only decreases in the market price for raw materials, but cost improvements achieved through the company's global procurement activities. The cost reduction was partially offset by a reduction of sales price/mix of $70.4 million during the same time period. Sales price/mix is calculated based on the change in the average selling price for current year multiplied by the current year volume. The average selling price reflects the results of selling price effectiveness improvement initiatives, changes in product mix, and price changes associated with both index-based selling agreements and market based pricing trends. The net affect of the above factors and initiatives resulted in an improvement in the company's operating income of $49.5 million in 2009 compared to 2008. Operating income was negatively impacted by the previously mentioned lower sales volumes and impacts to manufacturing costs along with higher special charges and acquisition and integration expenses related to the Spain acquisition. In addition, the Spain acquisition occurred during the month of December, which included a holiday period, and operating results were negatively impacted by the shortened operating period.

        Selling, general and administrative expenses decreased $2.4 million, from $117.9 million in 2008 to $115.5 million in 2009, due primarily to the movement of foreign currencies versus the U.S. dollar, lower executive severance and termination costs and lower distribution costs related to sales volumes. These factors were partially offset by higher compensation costs, and other spending increases associated with investments in capabilities to enable the company to better address future market needs and execute on its strategic plan. Executive severance was $0.5 million in 2009 compared to $1.6 million in 2008. Selling, general and administrative costs as a percent of net sales increased from 11.0% in fiscal 2008 to 13.1% for fiscal 2009. This percentage is impacted by the reduction in sales noted above.

        Acquisition and integration expenses of $1.8 million in fiscal 2009 were associated with the acquisition and integration of our new operation in Spain.

        Special charges for fiscal 2009 of approximately $21.0 million included non-cash impairment charges of $3.4 million related to the write-down of certain property and equipment in North Little Rock, Arkansas, and Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs comprised of: (a) $11.2 million associated with our announced closure of the North Little Rock, Arkansas facility and relocation of some of these assets to our facility in Benson, North

Carolina; (b) $3.4 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (c) $0.8 million related to an ongoing employee claim in Argentina; (d) $1.7 million of severance costs related to other restructuring initiatives in the United States and Canada, and $0.4 million of other costs.

        Other operating (income) loss, net for fiscal 2009 of approximately $3.5 million includes foreign currency gains of approximately $2.0 million and license fee income of approximately $1.5 million.

Interest and Other Expense

        Net interest expense decreased $4.4 million, from $31.0 million during 2008 to $26.6 million during 2009. The decrease in net interest expense was largely due to the impact of reduced term loan borrowings and lower interest rates for the period prior to the Credit Facility amendment, and costs associated with an interest rate swap agreement that expired in June 2009, partially offset by higher interest costs related to subsidiary debt obligations. Interest expense is expected to be higher going forward resulting from the LIBOR floor associated with the amendment to the Credit Facility discussed below.

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

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 17 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 8 of Part II of this Annual Report on Form 10-K/A. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.

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

        Foreign currency and other loss (gain), net decreased by $6.8 million, from a $1.8 million gain during fiscal 2008 to a $5.0 million loss in fiscal 2009, primarily due to movement in foreign currency rates.

Income Tax Expense

        During 2009, we recognized income tax expense of $12.0 million on consolidated income before income taxes and discontinued operations of $14.9 million. During 2008, we recognized income tax expense of $6.9 million on consolidated income before income taxes and discontinued operations of $3.1 million. Our income tax expense is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, net income attributable to Polymer Group, Inc. increased $13.2 million to $17.9 million, or $0.91 per share, for fiscal year 2009 compared to $4.7 million, or $0.24 per share, for the fiscal year 2008.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for fiscal year 2009 increased 12.2% to $124.5 million compared to $111.0 million in 2008. The improvement was driven primarily by the growth in gross profit, due to the previously mentioned factors, and a reduction in SG&A expense. Additionally, non-cash stock compensation included in SG&A expense was $4.0 million in 2009 compared to $3.2 million in 2008. Depreciation and amortization expense included in Adjusted EBITDA of $48.5 million decreased by $0.2 million from 2008 to 2009. During 2009, we recognized $0.8 million of commercial service fees expense payable to its minority partner in Argentina compared to $1.2 million in 2008. Upon the successful acquisition of the non-controlling interest in our joint venture, the commercial service fee expense arrangement was terminated.

Comparison of Fiscal Years Ended January 3, 2009 and December 29, 2007

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 20 "Segment Information" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A. The following table sets forth components of the Company's net sales and operating income (loss) by operating division for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and the corresponding change from 2007 to 2008 (in millions):

	2008 As Restated	2007 As Restated	Change As Restated
Net sales
Nonwovens	$971.4	$885.6	$85.8
Oriented Polymers	101.9	114.1	(12.2)

	$1,073.3	$999.7	$73.6

Operating income (loss)
Nonwovens	$71.5	$79.8	$(8.3)
Oriented Polymers	5.7	(2.3)	8.0
Unallocated Corporate, net of eliminations	(24.8)	(18.7)	(6.1)

	52.4	58.8	(6.4)
Special charges, net	(20.1)	(61.4)	41.3

	$32.3	$(2.6)	$34.9

        The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $1,073.3 million in 2008, an increase of $73.6 million, or 7.4%, over 2007 net sales of $999.7 million. Net sales for fiscal 2008 improved in the Nonwovens segment over comparable 2007 results by 9.7%, and net sales in fiscal 2008 in the Oriented Polymers segment decreased 10.7% from 2007 results. A reconciliation of the change in net sales between 2007 and 2008 is presented in the following table (in millions):

	Nonwovens As Restated	Oriented Polymers	Total As Restated
Net sales—2007	$885.6	$114.1	$999.7
Change in sales due to:
Volume	0.5	(19.4)	(18.9)
Price/mix	69.0	6.8	75.8
Changes in foreign currency rates	16.3	0.4	16.7

Net sales—2008	$971.4	$101.9	$1,073.3

        As raw material costs have increased, we have attempted to pass raw material costs along to our customers where allowable by contract terms and where acceptable based on market conditions. In general, with respect to contracted business, there is usually a one-quarter lag between the change in raw material cost and the change in sales price.

        The net sales increase of $0.5 million attributable to volumes in Nonwovens sales includes declines in the U.S. and Europe partially offset by growth in Asia and Latin America. The sales declines in the U.S. and Europe were impacted by the plant closures that were completed in fiscal 2007 and our decision to exit certain marginally profitable businesses. The increases are attributable to the continued expansion of sales in Latin America and Asia. Most of the growth in Latin America was in hygiene products, including sales generated by our new facility in Argentina, and the growth in Asia was paced by year-over-year growth, predominately in medical sales. The improvement in price/mix was largely due to price increases resulting from the pass-through of higher raw material costs and mix improvement associated with the commercialization of the retrofitted hydroentangling line in the U.S. to produce Spinlace™ products. Oriented Polymers' net sales for 2008 decreased $12.2 million from 2007 and was primarily the result of lower sales volumes, partially offset by higher selling prices. Oriented Polymers' sales volumes continued to be negatively impacted by reduced housing starts and a slowdown in various industrial business sectors, a reduction in commodity industrial packaging volumes, and reduced sales to the protective apparel markets, caused in part by economic factors and raw material supply interruptions.

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

Gross margin

        Gross margin in fiscal 2008 improved to 16.3% from 16.1% in fiscal 2007, primarily driven by improved price/mix and lower depreciation charges resulting from impairments recognized in fiscal 2007. Partially offsetting these positive effects was higher raw material costs, as the raw material component of cost of goods sold, as a percentage of net sales, increased from 53.6% in 2007 to 55.0% in 2008. Our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from fiscal 2007 to fiscal 2008 attributable to the combination of: improved sales, initial benefits from certain of the consolidation and restructuring initiatives, generation of sales from the new spunmelt lines and lower depreciation resulting from impairment charges recognized in fiscal 2007. As a percentage of sales, labor decreased from 7.6% to 7.2%, or 0.4%, and overhead decreased from 22.7% to 21.5%, or 1.2%. All of the above percentages were also impacted by higher sales due to increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between fiscal 2007 and fiscal 2008 is presented in the following table, as restated (in millions):

Operating loss—2007	$(2.6)
Change in operating income due to:
Price/mix	84.6
Higher raw material costs	(73.7)
Volume	(2.7)
Higher manufacturing costs	(0.1)
Changes in foreign currency rates	(8.9)
Lower depreciation and amortization expense	6.5
Lower special charges	41.3
Increased share-based compensation costs	(0.4)
Higher SG&A costs (excluding foreign currency translation, depreciation and amortization and share-based compensation costs)	(12.6)
All other	0.9

Operating income—2008	$32.3

        Consolidated operating income was $32.3 million in fiscal 2008 as compared to an operating loss of $2.6 million in 2007. This improvement was significantly affected by a $41.3 million decrease in special charges, net during the 2008 period and sales price/mix improvements of $84.6 million, which was primarily generated by price increases obtained through the pass-through of higher raw material costs.

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

        Special charges, net in fiscal 2008 were $20.1 million, representing a decrease of $41.3 million over the $61.4 million for the comparable period of fiscal 2007. In fiscal 2008, special charges, net included noncash charges of $13.1 million associated with the impairment of assets, primarily in our U.S. operations, and plant realignment costs primarily associated with (a) our previously announced closure of the Neunkirchen, Germany nonwovens facility in the amount of $3.9 million, which included employee severance, equipment relocation and other shutdown costs; (b) our previously announced closing of the Landisville, New Jersey nonwovens facility in the amount of $1.0 million, which included employee severance and other shutdown costs; (c) severance costs associated with a management restructuring within our Latin America operations in the amount of $1.0 million; and (d) other restructuring efforts, primarily in the U.S., in the amount of $0.5 million. Further discussion of special charges, net is contained in Note 4 "Special Charges, Net" to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K/A.

        In fiscal 2007, special charges, net of $61.4 million included (a) noncash charges of $37.4 million associated with the impairment of assets, primarily in our Canadian, U.S. and European operations, (b) restructuring and plant realignment costs of $23.2 million primarily related to plant closures in the U.S. and Germany, associated equipment relocation costs, and relocation of administrative functions, and (c) other costs of $0.8 million.

        Selling, general and administrative expenses increased $15.0 million, from $102.9 million in 2007 to $117.9 million in 2008, partially due to volume-related increases in Latin America and Asia, strengthening of foreign currencies versus the U.S. dollar, executive separation and termination costs of approximately $1.6 million and increases in research and development and administrative costs on a global basis. Selling, general and administrative costs as a percent of net sales increased from 10.3% in 2007 to 11.0% in 2008.

Interest and other expense

        Net interest expense increased $1.1 million, from $29.9 million during fiscal 2007 to $31.0 million during fiscal 2008. The increase in net interest expense was largely due to (a) lower interest capitalization of approximately $1.5 million with respect to major capital expenditure projects, (b) increased borrowings primarily related to our capital expansion in Argentina, and (c) the effects of the interest rate swap agreements discussed below, and partially offset by (i) lower interest costs on our long-term debt due to lower interest rates and (ii) a decrease in outstanding balances.

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

        Foreign currency and other (gain) loss, net increased by $0.2 million, from a gain of $1.6 million in fiscal 2007 to a gain of $1.8 million in fiscal 2008. Included as a gain in Foreign currency and other (gain) loss, net in fiscal 2007 is the cash recovery of approximately $1.8 million from a minority shareholder of our Argentine subsidiary for legal and other costs associated with a prior period legal action and net gains of $2.8 million on the sale of property and equipment.

Income tax expense

        We recognized income tax expense of $6.9 million for fiscal 2008 on consolidated income before income taxes and discontinued operations of $3.1 million for such period. This income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate and the institution of a flat tax regime in Mexico. During fiscal 2007, we recognized an income tax expense of $9.2 million on a consolidated loss before income taxes and discontinued operations of $30.9 million. The income tax expense is significantly different than such expense determined at the U.S. federal statutory tax rate primarily due to losses in the U.S. and certain foreign jurisdictions for which no income tax benefits were recognized or where recognition was limited to the extent of existing deferred tax liabilities. Additionally, the income tax expense was impacted by foreign withholding taxes, for which tax credits are not anticipated, U.S. state income taxes and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $4.7 million, or $0.24 per share, for fiscal year 2008 compared to a net loss of $42.7 million, or $2.20 per share, for fiscal 2007.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for fiscal year 2008 decreased 3.7% to $111.0 million compared to $115.3 million in 2007. The decline was primarily attributable to the above referenced impact of raw material costs on our profitability combined with higher SG&A costs, which was largely attributable to higher export and distribution costs. Non-cash stock compensation included in SG&A expense was $3.2 million in 2008 compared to $2.7 million in 2007. Depreciation and amortization expense included in Adjusted EBITDA of $48.7 million decreased by $6.5 million from 2007 to 2008. During 2008, we recognized approximately $1.6 million of executive severance and separation costs that was included in SG&A and reduced Adjusted EBITDA compared to 2007.

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

        The following table reconciles Adjusted EBITDA to net income (loss) attributable to Polymer Group Inc. for the periods presented:

LTM (Last twelve months)	Fiscal Year Ended January 2, 2010 As Restated	Fiscal Year Ended January 3, 2009 As Restated	Fiscal Year Ended December 29, 2007 As Restated
Net income (loss) attributable to Polymer Group, Inc.	$17,881	$4,670	$(42,686)
Income & franchise tax expense	12,484	7,747	10,236
Interest expense, net	26,656	31,038	29,870
Depreciation and amortization included in operating income	48,514	48,719	55,256
Minority interests, net of tax & cash disbursements	(2,137)	(5,969)	(661)
Non-cash compensation	4,035	3,202	2,653
Foreign currency (gain) loss, net	2,015	4,160	195
Special charges, net	20,977	20,088	61,386
Fees paid for refinancing of credit agreement	1,742	—	—
Less gain on sale of discontinued operation	(8,501)	—	—
Less income from discontinued operations	(4,353)	(2,546)	505
Unusual or non-recurring charges (gains), net	5,211	(123)	(1,440)

Adjusted EBITDA	$124,524	$110,986	$115,314

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

	January 2, 2010 As Restated	January 3, 2009 As Restated
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$59.5	$45.7
Working capital	159.7	186.5
Total assets	701.5	702.2
Total debt	342.6	413.7
Total shareholders' equity	124.2	72.6

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

	Fiscal Year Ended
	January 2, 2010 As Restated	January 3, 2009 As Restated
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$100.6	$59.4
Net cash used in investing activities	(14.6)	(31.6)
Net cash used in financing activities	(72.7)	(12.9)

Operating Activities

        Net cash provided by operating activities was $100.6 million during fiscal 2009, a $41.2 million increase from the $59.4 million provided by operating activities during fiscal 2008. The net increase from 2008 to 2009 in cash flows from operating activities was driven by increased cash generated from gross profit on sales during fiscal 2009 and decreases in the amount of working capital employed at the end of fiscal 2009. As sales volumes increase and as raw material costs increase, inventory and accounts receivable balances rise. As a result, working capital balances are expected to rise, resulting in a use of cash going forward. As such, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in the near term.

        We had working capital of approximately $159.7 million at January 2, 2010 compared with $186.5 million at January 3, 2009. Approximately $11.6 million of the working capital balance at January 2, 2010 was associated with the purchase of the business in Spain. Accounts receivable at January 2, 2010 was $128.0 million as compared to $126.1 million on January 3, 2009, an increase of $1.9 million. The net increase in accounts receivable during fiscal 2009 is primarily attributable to the previously discussed $22.0 million of acquired accounts receivable associated with the Spain Business Acquisition. Excluding the acquired accounts receivable, our accounts receivable decreased $20.1 million due to (a) lower sales volumes, (b) lower overall selling prices, and (c) increased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Accounts receivable represented approximately 45 days of sales outstanding at January 2, 2010 as compared to 44 days of sales outstanding at January 3, 2009. We believe that our reserves adequately protect us against foreseeable increased collection risk.

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

        Accounts payable and accrued liabilities at January 2, 2010 were $148.0 million as compared to $125.8 million at January 3, 2009, an increase of $22.2 million. The increase in accounts payable and accrued liabilities during fiscal 2009 was increased by the previously discussed $20.4 million of assumed accounts payable and accrued liabilities associated with the Spain Business Acquisition. Excluding the assumed accounts payable and accrued liabilities, our accounts payable and accrued liabilities increased $1.8 million from January 3, 2009 to January 2, 2010, which increase was primarily related to improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of 2009 compared to the end of fiscal year 2008. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Excluding the Spain Business Acquisition, accounts payable and accrued liabilities represented approximately 62 days of cost of sales outstanding at January 2, 2010 compared to 55 days of cost of sales outstanding at January 3, 2009.

        Our restructuring and plant realignment activities in fiscal years 2009 and 2008 are discussed in Note 4 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

        The restructuring and plant realignment costs of 17.1 million in fiscal 2009 are comprised of:

  (i)
  $11.2 million of severance and equipment relocation costs related to the North Little Rock, Arkansas facility. The current year charges include $1.8 million related to employee severance and retention costs and $9.4 million primarily related to equipment relocation;

  (ii)
  $3.4 million of severance and other shut-down costs in Europe. The current year charges are primarily related to employee severance and termination costs;

  (iii)
  $1.4 million of severance and other shutdown costs related to other previously announced facility closings in the U.S. The current year charges include $0.6 million related to employee severance costs and $0.5 million related to other shutdown costs;

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

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 4 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

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

Investing and Financing Activities

        Net cash used in investing activities amounted to $14.6 million and $31.8 million in 2009 and 2008, respectively. Capital expenditures during 2009 totaled $43.5 million, an increase of $9.1 million from capital spending of $34.4 million in the same period in 2008. A significant portion of the capital expenditures in 2009 related to the construction of a new spunmelt line at our manufacturing facility in San Luis Potosi, Mexico. A significant portion of the capital spending in 2008 related to the construction of our spunmelt line at our manufacturing facility near Buenos Aires, Argentina. Investing activities also included the previously discussed cash outlay of $4.1 million for the buy-out of the 40% minority interest in our Argentina business. Further, investing activities during fiscal 2009 and 2008 included proceeds from the sale of assets of $33.3 million and $3.4 million, respectively. The proceeds from the sale of Fabpro, which is discussed in Note 6, "Discontinued Operations" included in Item 8 of Part II to this Annual Report on Form 10-K/A, are included in fiscal 2009. We estimate our annual minimum sustaining capital expenditures to range from $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        As discussed in further detail in Note 25, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the "2010 FX Forward Contracts") that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was € 25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

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

        Net cash used in financing activities amounted to $72.7 million in fiscal 2009, compared to $12.9 million of net cash used in financing activities in fiscal 2008. In 2009, we reduced our debt, on a net basis, by $71.0 million through repayments of $68.2 million and the gain resulting from reacquired debt, whereas we repaid, on a net basis, $13.0 million of debt during 2008. Of the repayments made in fiscal 2009, $31.6 million was associated with the remittance of proceeds received from the sale of Fabpro and $24.0 million was repaid in conjunction with the execution of the Credit Facility amendment. In fiscal 2008, we repaid $24.1 million of term loans, $3.7 million of short-term borrowings in Asia and $0.6 million of term loans in Canada and borrowed a net amount of $15.5 million associated with the new spunmelt line in Argentina. Additionally, in fiscal 2009, we used $12.3 million to repurchase $15.0 million of our Term Loan.

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

        As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"). There were no amounts outstanding under the Revolving Credit Facility as of January 2, 2010. Interest will continue to be payable on a quarterly basis. Mandatory principal payments of $1.0 million are due quarterly and we are also required to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50.0% of the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. There are no additional amounts due currently under the excess cash flow provisions of the Credit Facility and we have included the mandatory payments of approximately $1.0 million per quarter in Current portion of long-term debt in our Consolidated Balance Sheets as of January 2, 2010 included in Item 8 of Part II to this Annual Report on Form 10-K/A. We may, in our discretion and based on projected operating cash flows and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments.

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

        We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $29.6 million as of January 2, 2010 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 13 "Income Taxes" to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A.

Liquidity Summary

        As discussed more fully in Note 12 "Debt" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of January 2, 2010, the Term Loan consists of $17.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, the Revolving Credit Facility consists of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which, there are no amounts outstanding as of January 2, 2010. Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

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

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. In March 2009 we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

        We maintain a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into an interest rate swap agreement (the "2009 Swap"), which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment we concluded that 92%, (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment), of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million of cumulative liability related to the 2009 Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the 2009 Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 17, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 18, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of January 2, 2010, this debt is comprised of long-term facilities of $47.8 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $9.5 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $3.4 million at January 2, 2010, which facilities mature at various dates through June 2010 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

        With respect to the restructuring and plant realignment activities discussed in Note 4 "Special Charges, Net" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, we expect to make future cash payments, primarily through the second quarter of fiscal 2010, of approximately $6.1 million to $6.6 million, of which $2.8 million has been accrued as of January 2, 2010. Additionally, we currently anticipate future proceeds in the range of approximately $4.0 million to $6.0 million from the sale of idled facilities and equipment, most of which is expected to be received in fiscal 2010.

        During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statement of Cash Flows. Investing and financing activities of Fabpro were not significant during any of the periods presented in this Annual Report on Form 10-K/A. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million has been applied to reduce amounts outstanding under the Term Loan.

        As discussed in Note 25, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, we have announced plans to install new spunmelt equipment in the United States and China, with construction associated with the projects to begin in early 2010. We expect to invest approximately $132 million to $140 million, in aggregate, in the projects. Funding for the investments is expected to be generated from a combination of internally generated funds and proceeds from financing sources, including an operating lease in the U.S. for up to $50 million. Subject to execution of an operating lease, the Company expects to recognize capital expenditures of $82 million to $90 million associated with the projects during the 24-month period that includes fiscal years 2010 and 2011. As of January 2, 2010, the Company has not entered any financing arrangements resulting in financial commitments related to these announced plans.

        We have experienced negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic conditions and are experiencing significant volatility in raw material pricing. However, based on our ability to generate positive cash flows from operations, the financial flexibility provided by the Credit Facility, as amended, and our current expectations regarding resolution of the PHC issue, we believe that we currently have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. We cannot be certain of the outcome of discussions with the IRS and whether the amount of taxes, interest or penalties required to be paid will be materially higher or lower than the liability established on our balance sheet. If such amounts ultimately paid are materially higher and occur at one time, our overall liquidity could be significantly impacted, causing us to draw on our available credit lines or potentially seek new funding sources.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements other than previously disclosed.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was not significant during 2009, 2008 and 2007. However, we continue to be impacted by rising raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of Part II of this Annual Report on Form 10-K/A.

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

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in our unaudited interim consolidated financial statements. See Note 18 "Fair Value of Financial Instruments and Non-financial Assets and Liabilities" in Item 8 of Part II to this Annual Report on Form 10-K/A for additional information.

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

        In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIEs economic performance and share in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. We plan to adopt the revised guidance for the accounting for VIE's, pursuant to ASC 810, effective January 3, 2010 and we expect that the new guidance will result in the Company recognizing additional Property, plant and equipment, net and Debt on the Consolidated Balance Sheets. See Note 5 "Acquisitions" in Item 8 of Part II to this Annual Report on Form 10-K/A for additional information.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Notes 11, "Debt" and Note 17, "Derivatives and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, in February 2009, we entered into an interest rate swap agreement which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the 2009 Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the 2009 Swap. The 2009 Swap agreement is more fully described in Note 16, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 18, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 8 of Part II to this Annual Report on Form 10-K/A.

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

Foreign Currency Exchange Rate Risk

        We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During 2009 and 2008, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K/A.

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

        In addition, on September 30, 2008, we entered into a series of foreign exchange forward contracts with a third-party financial institution (the "2008 FX Forward Contracts"), the objective of which is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the 2008 FX Forward Contracts, which expired on various dates during fiscal 2009, was $33.3 million. Cash settlements under the 2008 Forward Contracts coincided with the payment dates on the equipment purchase contract. See Note 17, "Derivatives and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A for further discussion of the 2008 FX Forward Contracts.

        As discussed in further detail in Note 25, "Subsequent Events" to our consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K/A, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The cash settlements under the FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the FX Forward Contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

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

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.0 million, on an annualized basis, in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II to this Annual Report on Form 10-K/A.

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

        As discussed in Note 3 to the consolidated financial statements, the consolidated balance sheets as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 2, 2010 have been restated to correct the misstatements described in Note 3 to the consolidated financial statements.

/S/ GRANT THORNTON LLP
Charlotte, North Carolina
March 22, 2010
(except for Note 3, as to which the date is August 17, 2010).

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 2, 2010 As Restated	January 3, 2009 As Restated
A S S E T S
Current assets:
Cash and cash equivalents	$59,521	$45,718
Accounts receivable, net	127,976	126,089
Inventories	106,820	107,685
Deferred income taxes	3,612	2,802
Other current assets	34,382	29,570
Assets of discontinued operations	—	31,760

Total current assets	332,311	343,624
Property, plant and equipment, net	330,415	338,151
Intangibles and loan acquisition costs, net	9,006	7,938
Deferred income taxes	2,777	291
Other assets	27,029	12,167

Total assets	$701,538	$702,171

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current liabilities:
Short-term borrowings	$3,690	$11,987
Accounts payable and accrued liabilities	148,042	125,769
Income taxes payable	3,940	2,331
Current portion of long-term debt	16,921	9,173
Liabilities of discontinued operations	—	7,863

Total current liabilities	172,593	157,123
Long-term debt	322,021	392,505
Deferred income taxes	21,425	14,202
Other noncurrent liabilities	61,280	65,702

Total liabilities	577,319	629,532
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—20,875,378 and 19,400,455 issued and outstanding at January 2, 2010 and January 3, 2009, respectively	209	194
Class B convertible common stock—83,807 and 93,949 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	211,768	196,059
Retained deficit	(137,367)	(155,248)
Accumulated other comprehensive income	41,570	20,747

Total Polymer Group, Inc. shareholders' equity	116,181	61,753
Noncontrolling interests	8,038	10,886

Total equity	124,219	72,639

Total liabilities and equity	$701,538	$702,171

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 2, 2010 As Restated	January 3, 2009 As Restated	December 29, 2007 As Restated
Net sales	$882,652	$1,073,272	$999,676
Cost of goods sold	698,710	898,072	838,499

Gross profit	183,942	175,200	161,177
Selling, general and administrative expenses	115,470	117,879	102,927
Acquisition and integration expenses	1,789	—	—
Special charges, net	20,978	20,088	61,386
Other operating (income) loss, net	(3,478)	4,955	(531)

Operating income (loss)	49,183	32,278	(2,605)
Other expense (income):
Interest expense, net	26,656	31,038	29,864
Gain on reacquisition of debt	(2,431)	—	—
Loss on extinguishment of debt	5,088	—	—
Foreign currency and other loss (gain), net	4,955	(1,815)	(1,575)

Income (loss) before income tax expense and discontinued operations	14,915	3,055	(30,894)
Income tax expense	12,025	6,900	9,211

Income (loss) from continuing operations	2,890	(3,845)	(40,105)
Discontinued operations:
Income (loss) from operations of discontinued business	4,353	2,546	(505)
Gain on sale of discontinued operations	8,501	—	—

Income (loss) from discontinued operations	12,854	2,546	(505)

Net income (loss)	15,744	(1,299)	(40,610)
Net (income) loss attributable to noncontrolling interests	2,137	5,969	(2,076)

Net income (loss) attributable to Polymer Group, Inc.	$17,881	$4,670	$(42,686)

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.26	$0.11	$(2.18)
Discontinued operations	0.65	0.13	(0.02)

Basic	$0.91	$0.24	$(2.20)

Diluted:
Continuing operations	$0.26	$0.11	$(2.18)

Discontinued operations	0.65	0.13	(0.02)

Diluted	$0.91	$0.24	$(2.20)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

As Restated

(In Thousands)

	Polymer Group, Inc. Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders Equity
			Additional Paid-in Capital	Retained Deficit			Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 30, 2006 (as previously reported)	19,294	$193	$173,368	$(89,352)	$24,887	$109,096	$16,654	$125,750
Restatement adjustments	—	—	2,602	(1,770)	1,828	2,660	(1,141)	1,519

Balance, December 30, 2006 (as restated)	19,294	193	175,970	(91,122)	26,715	111,756	15,513	127,269

Net loss (as restated)	—	—	—	(42,686)	—	(42,686)	2,076	(40,610)	$(42,686)
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	(5,759)	(5,759)	—	(5,759)	(5,759)
Compensation recognized on share-based awards	126	1	2,652	—	—	2,653	—	2,653	—
Surrender of shares to satisfy employee withholding tax obligations	(13)	—	(294)	—	—	(294)	—	(294)	—
Adjustment to initially apply FASB Interpretation No. 48 (as restated)	—	—	13,078	(26,110)	—	(13,032)	—	(13,032)	—
Employee benefit plans, net of tax (as restated)	—	—	—	—	6,086	6,086	—	6,086	6,086
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes	—	—	2,004	—	—	2,004	(661)	1,343	—
Currency translation adjustments, net of tax (as restated)	—	—	—	—	20,013	20,013	173	20,186	20,013

Total comprehensive loss (as restated)									(22,346)

Balance—December 29, 2007	19,407	194	193,410	(159,918)	47,055	80,741	17,101	97,842
Net income (as restated)	—	—	—	4,670	—	4,670	(5,969)	(1,299)	4,670
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	(194)	(194)	—	(194)	(194)
Compensation recognized on share-based awards	153	1	3,201	—	—	3,202	—	3,202	—
Surrender of shares to satisfy employee withholding tax obligations	(46)	—	(579)	—	—	(579)	—	(579)	—
Exercise of stock options	5	—	27	—	—	27	—	27	—
Employee benefit plans, net of tax (as restated)	—	—	—	—	(15,113)	(15,113)	—	(15,113)	(15,113)
Currency translation adjustments, net of tax (as restated)	—	—	—	—	(11,001)	(11,001)	(246)	(11,247)	(11,001)

Total comprehensive loss (as restated)									(21,638)

Balance—January 3, 2009	19,519	195	196,059	(155,248)	20,747	61,753	10,886	72,639
Net income (as restated)	—	—	—	17,881	—	17,881	(2,137)	15,744	17,881
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	1,126	1,126	—	1,126	1,126
Compensation recognized on share-based awards	501	5	4,035	—	—	4,040	—	4,040	—
Surrender of shares to satisfy employee withholding tax obligations	(86)	—	(345)	—	—	(345)	—	(345)	—
Issuance of Class A common shares	1,049	10	14,443	—	—	14,453	—	14,453	—
Acquisition of noncontrolling interest	—	—	(2,424)	—	(1,043)	(3,467)	(616)	(4,083)	—
Recognition of tax benefits from utilization of preconfirmation net operating loss carryforwards and other tax attributes	—	—	—	—	—	—	—	—	—
Employee benefit plans, net of tax	—	—	—	—	14,669	14,669	—	14,669	14,669
Currency translation adjustments, net of tax (as restated)	—	—	—	—	6,071	6,071	(95)	5,976	6,071

Total comprehensive income (as restated)									$39,747

Balance—January 2, 2010	20,983	$210	$211,768	$(137,367)	$41,570	$116,181	$8,038	$124,219

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 2, 2010 As Restated	January 3, 2009 As Restated	December 29, 2007 As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$17,881	$4,670	$(42,686)
Adjustments to reconcile net income (loss) attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charges	3,444	13,096	37,445
(Gains) losses on sale of assets, net	(8,210)	36	(3,462)
Gain on reacquisition of debt	(2,431)	—	—
Settlement of employee benefit plans loss, net	—	—	546
Deferred income taxes	3,293	(2,099)	2,875
Depreciation and amortization	50,370	52,294	58,699
Noncash write-off of loan acquisition costs	3,483	—	—
Noncash compensation	4,035	3,202	2,653
Changes in operating assets and liabilities:
Accounts receivable, net	17,151	1,038	(3,746)
Inventories	13,034	11,505	26
Other current assets	(685)	1,325	(6,232)
Accounts payable and accrued liabilities	(867)	(6,253)	(5,101)
Other, net	138	(19,356)	(2,043)

Net cash provided by operating activities	100,636	59,458	38,974

Investing activities:
Purchases of property, plant and equipment	(43,477)	(34,460)	(60,720)
Acquisition of noncontrolling interest	(4,083)	—	—
Proceeds from sale of assets	33,342	3,424	7,841
Acquisition of intangibles and other	(349)	(590)	(952)

Net cash used in investing activities	(14,567)	(31,626)	(53,831)

Financing activities:
Proceeds from borrowings	38,362	52,809	62,514
Repayment of borrowings	(94,223)	(65,696)	(46,989)
Reacquisition of debt	(12,298)	—	—
Loan acquisition costs	(4,492)	—	—
Advances to equipment supplier	—	—	(2,792)
Other financing, net	—	27	(14)

Net cash provided by (used in) financing activities	(72,651)	(12,860)	12,719

Effect of exchange rate changes on cash	385	(952)	1,732

Net increase (decrease) in cash and cash equivalents	13,803	14,020	(406)
Cash and cash equivalents at beginning of period	45,718	31,698	32,104

Cash and cash equivalents at end of period	$59,521	$45,718	$31,698

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

Accounts Receivable and Concentration of Credit Risks

        Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.9 million and $7.7 million at January 2, 2010 and January 3, 2009, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 10%, 11% and 12% of the Company's sales in fiscal years 2009, 2008 and 2007, respectively.

Inventories

        Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting. Costs include direct material, direct labor and applicable manufacturing overhead.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 5 to

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $0.4 million, $1.0 million and $2.3 million of interest costs during fiscal years 2009, 2008 and 2007, respectively.

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

        As more fully described in Note 17, "Derivative and Other Financial Instruments and Hedging Activities" to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company's exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 15 "Stock Option and Restricted Stock Plans" to the Consolidated Financial Statements for assumptions utilized in the estimation of grant date fair value pursuant to ASC 718.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility (defined in Note 12 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements, to the extent of the amount of debt acquired, the Company's subsidiary will acquire the rights and obligations of a lender under the credit facility and the selling third-party lender will be released from its obligations under the credit facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $41.6 million at January 2, 2010 consisted of $47.5 million of currency translation gains (net of income taxes of $7.9 million), ($2.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(3.3) million of cash flow hedge losses. Accumulated other comprehensive income of

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$20.7 million at January 3, 2009 consisted of $42.2 million of currency translation gains (net of income taxes of $6.9 million), ($17.0) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $1.8 million) and $(4.5) million of cash flow hedge losses. Comprehensive income (loss) for fiscal years 2009, 2008 and 2007 is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of $(6.4) million, ($3.9) million and $1.8 million, respectively.

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

	2009 As Restated	2008 As Restated	2007 As Restated
Income (loss):
Income (loss) from continuing operations	$2,890	$(3,845)	$(40,105)
Effect of dilutive securities—convertible securities and share-based awards	—	—	—

Income (loss) from continuing operations	$2,890	$(3,845)	$(40,105)

Outstanding shares:
Weighted average common shares outstanding	19,601	19,261	19,361
Effect of dilutive securities—convertible securities and share-based awards	83	71	—
Weighted average common shares outstanding—assuming dilution	19,684	19,332	19,361

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

        The partial adoption of ASC 820 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 18 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

        ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under ASC 820, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also requires expanded disclosures. ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after March 15, 2009. The Company adopted ASC 820-10-65 as of July 4, 2009 and applied its provisions prospectively by providing the additional disclosures in its unaudited interim consolidated financial statements. See Note 18 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for additional information.

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

        In December 2008, the FASB issued additional guidance regarding employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance, as prescribed by ASC 715, "Compensation—Retirement Benefits" ("ASC 715"), is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted the new guidance of ASC 715 as of January 2, 2010. The adoption of this interpretation increased the disclosures in the financial statements related to the assets of the Company's postretirement benefit plans. See Note 14 "Pension and Postretirement Benefit Plans" for additional information.

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

        In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. The Company plans to adopt the revised guidance for the accounting for VIEs, pursuant to ASC 810, effective January 3, 2010 and expects that the new guidance will result in the Company recognizing additional property, plant and equipment and debt in the Company's Consolidated Balance Sheets. See Note 5 "Acquisitions" for additional information.

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

Note 3. Restatement of Prior Period Financial Information

        The Company has restated its previously issued financial statements and accompanying footnotes as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 and shareholders' equity as of, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006 to correct accounting errors. In addition, the Company has restated Note 23 "Selected Quarterly Financial Data" for the quarterly periods corresponding to the quarters ended January 2, 2010, October 3, 2009, July 4, 2009, April 4, 2009, January 3, 2009, September 27, 2008, June 28, 2008 and March 29, 2008.

        The restatement of prior period financial statements resulted from the Company's determination that it may be subject to "Personal Holding Company" ("PHC") tax for past periods. Specifically, as a part of its previously announced process to review strategic alternatives, certain inquiries were made by third party professionals which prompted management and its tax advisors to evaluate the application of highly specialized provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), relating to circumstances under which a company may be designated as a PHC. Management has historically relied upon multiple third party tax professionals to assist in the preparation of the Company's income tax filings and to advise management on its tax structure. The PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies, such as the Company, whose primary source of income is from operating activities. As a result of an evaluation of Sections 541 through 547 of the IRC relating to the PHC rules, and based on requested ownership information received from its majority stockholders, however, management has determined that a tax liability associated with uncertain tax positions should have been recorded in prior periods in accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes" ("ASC 740") for the reasons described below.

        The Company and its subsidiaries maintain a series of complex intercompany loans and intellectual property agreements that generate royalties, dividends, and/or interest income between such entities. As a result, certain of the Company's U.S. subsidiaries have income from affiliates within the consolidated Company group that could be characterized as PHC income as defined in Section 543 of the IRC.

        Additionally, the Company has determined that it may have met certain ownership requirements outlined in Section 542 of the IRC and have earned income that may be classified as undistributed PHC income as defined in Section 545 of the IRC that may subject it to the tax described in Section 541 of the IRC. Although over 51% of the Company's common stock has been held by two partnerships (rather than individuals), under Section 544 of the IRC, each of the individual partners in a partnership could be deemed to own, for purposes of the PHC ownership test, all of the stock owned by that partnership. Based on the above, the Company could be considered to have met the PHC ownership requirement since March of 2003.

        The Company evaluated various tax settlement positions associated with the issue and has determined that an aggregate tax liability determined in accordance with ASC 740 of approximately $24.0 million should be recognized as of January 2, 2010 and that the recording of this liability would impact each of the fiscal years ended December 29, 2007, January 3, 2009 and January 2, 2010. As the majority of the potential tax liability arose in periods prior to fiscal year 2007, the predominant amount of the liability is reflected in fiscal year 2007 as an adjustment to beginning "retained deficit" and "other noncurrent liabilities" on the balance sheet, with subsequent income statement adjustments made to reflect interest on the prior period amounts and nominal PHC liability after that time.

        Despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation and intends to seek a ruling from the Internal Revenue Service (the "IRS"). However, the Company cannot be certain of the outcome of discussions with the IRS, and the amount of any taxes, interest or penalties that may be required to be paid, until a determination or ruling is received. Regardless of the outcome of discussions with the IRS regarding past periods, the Company expects to take steps to fully mitigate any on-going exposure for future periods.

        In addition to the PHC tax matter discussed above, management determined that it would restate the aforementioned previously issued financial statements for certain other accounting adjustments that were deemed by management in past periods to be immaterial, individually and in the aggregate. For presentation purposes, the adjustments discussed above are grouped into the following categories: "Personal Holding Company Tax" and "Other Accounting Adjustments." The appropriate adjustments were made to the Retained earnings (deficit) as of January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006. As a result of the above, corresponding changes were also made to Notes 4, 8, 9, 13, 20, 21 and 23.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The effects of the restatement described above on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations and the Consolidated Statements of Cash Flows are summarized in the following financial results tables (in 000's, except per share amounts):

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 2, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$59,521	$—	$—		$59,521
Accounts receivable, net	127,976	—	—		127,976
Inventories	106,770	—	50		106,820
Deferred income taxes	3,612	—	—		3,612
Other current assets	34,382	—	—		34,382
Assets of discontinued operations	—	—	—		—

Total current assets	332,261	—	50		332,311
Property, plant and equipment, net	331,293	—	(878	)(a)	330,415
Intangibles and loan acquisition costs, net	9,006	—	—		9,006
Deferred income taxes	2,777	—	—		2,777
Other assets	27,029	—	—		27,029

Total assets	$702,366	$—	$(828)		$701,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,690	$—	$—		$3,690
Accounts payable and accrued liabilities	147,992	—	50		148,042
Income taxes payable	3,940	—	—		3,940
Current portion of long-term debt	16,921	—	—		16,921
Liabilities of discontinued operations	—	—	—		—

Total current liabilities	172,543	—	50		172,593
Long-term debt	322,021	—	—		322,021
Deferred income taxes	21,425	—	—		21,425
Other noncurrent liabilities	37,248	24,032	—		61,280

Total liabilities	553,237	24,032	50		577,319
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—20,875,378 shares issued and outstanding	209	—	—		209
Class B convertible common stock—83,807 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—				—
Class D convertible common stock—0 shares issued and outstanding	—				—
Class E convertible common stock—0 shares issued and outstanding	—				—
Additional paid-in capital	211,768	—	—		211,768
Retained deficit	(112,885)	(24,032)	(450	)(b)	(137,367)
Accumulated other comprehensive income	41,998	—	(428	)(c)	41,570

Total Polymer Group, Inc. shareholders' equity	141,091	(24,032)	(878)		116,181
Noncontrolling interests	8,038	—	—		8,038

Total equity	149,129	(24,032)	(878)		124,219

Total liabilities and equity	$702,366	$—	$(828)		$701,538

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,718	$—	$—		$45,718
Accounts receivable, net	125,818	—	271		126,089
Inventories	107,685	—	—		107,685
Deferred income taxes	1,826	—	976	(d)	2,802
Other current assets	30,124	—	(554)		29,570
Assets of discontinued operations	31,760	—	—		31,760

Total current assets	342,931	—	693		343,624
Property, plant and equipment, net	338,262	—	(111	)(a)	338,151
Intangibles and loan acquisition costs, net	7,938	—	—		7,938
Deferred income taxes	580	—	(289	)(d)	291
Other assets	12,751	—	(584)		12,167

Total assets	$702,462	$—	$(291)		$702,171

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$11,987	$—	$—		$11,987
Accounts payable and accrued liabilities	125,957	—	(188)		125,769
Income taxes payable	4,266	—	(1,935	)(d)	2,331
Current portion of long-term debt	9,173	—	—		9,173
Liabilities of discontinued operations	7,863	—	—		7,863

Total current liabilities	159,246	—	(2,123)		157,123
Long-term debt	392,505	—	—		392,505
Deferred income taxes	14,286	—	(84)		14,202
Other noncurrent liabilities	43,214	23,033	(545)		65,702

Total liabilities	609,251	23,033	(2,752)		629,532
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,400,455 issued and outstanding	194	—	—		194
Class B convertible common stock—93,949 share issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—				—
Class D convertible common stock—0 shares issued and outstanding	—				—
Class E convertible common stock—0 shares issued and outstanding	—				—
Additional paid-in capital	192,796	—	3,263	(e)	196,059
Retained deficit	(131,089)	(23,033)	(1,126	)(b)	(155,248)
Accumulated other comprehensive income	18,370	—	2,377	(c)	20,747

Total Polymer Group, Inc. shareholders' equity	80,272	(23,033)	4,514		61,753
Noncontrolling interests	12,939	—	(2,053	)(g)	10,886

Total equity	93,211	(23,033)	2,461		72,639

Total liabilities and equity	$702,462	$—	$(291)		$702,171

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended January 2, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$882,652	$—	$—		$882,652
Cost of goods sold	698,977	—	(267)		698,710

Gross profit	183,675	—	267		183,942
Selling, general and administrative expenses	114,911	—	559		115,470
Acquisition and integration expenses	1,789	—	—		1,789
Special charges, net	20,863	—	115		20,978
Other operating (income) loss, net	(3,478)	—	—		(3,478)

Operating income (loss)	49,590	—	(407)		49,183

Other expense (income):
Interest expense, net	26,473	—	183		26,656
Gain on reacquisition of debt	(2,431)	—	—		(2,431)
Loss on extinguishment of debt	5,088	—	—		5,088
Foreign currency and other loss (gain), net	7,717	—	(2,762	)(f)	4,955

Income (loss) before income taxes and discontinued operations	12,743	—	2,172		14,915
Income tax expense	9,402	999	1,624	(d)	12,025

Income (loss) from continuing operations	3,341	(999)	548		2,890
Discontinued operations:
Income (loss) from operations of discontinued business	4,353	—	—		4,353
Gain on sale of discontinued operations	8,501	—	—		8,501

Income (loss) from discontinued operations	12,854	—	—		12,854

Net income (loss)	16,195	(999)	548		15,744
Net income (loss) attributable to noncontrolling interests	2,009	—	128		2,137

Net income (loss) attributable to Polymer Group, Inc.	$18,204	$(999)	$676		$17,881

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders.
Basic:
Continuing operations	$0.27				$0.26
Discontinued operations	0.65				0.65

Basic:	$0.92				$0.91

Diluted:
Continuing operations	$0.27				$0.26

Discontinued operations	0.65				0.65

Diluted	$0.92				$0.91

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended January 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$1,073,272	$—	$—		$1,073,272
Cost of goods sold	897,484	—	588		898,072

Gross profit	175,788	—	(588)		175,200
Selling, general and administrative expenses	118,264	—	(385)		117,879
Acquisition and integration expenses	—	—	—		—
Special charges, net	20,088	—	—		20,088
Other operating (income) loss, net	4,955	—	—		4,955

Operating income (loss)	32,481	—	(203)		32,278

Other expense (income):
Interest expense, net	31,221	—	(183)		31,038
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	(1,188)	—	(627	)(f)	(1,815)

Income (loss) before income taxes and discontinued operations	2,448	—	607		3,055
Income tax expense	6,398	1,341	(839	)(d)	6,900

Income (loss) from continuing operations	(3,950)	(1,341)	1,446		(3,845)
Discontinued operations:
Income (loss) from operations of discontinued business	2,546	—	—		2,546
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	2,546	—	—		2,546

Net income (loss)	(1,404)	(1,341)	1,446		(1,299)
Net income (loss) attributable to noncontrolling interests	6,757	—	(788)		5,969

Net income (loss) attributable to Polymer Group, Inc.	$5,353	$(1,341)	$658		$4,670

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders.
Basic:
Continuing operations	$0.14				$0.11
Discontinued operations	0.13				0.13

Basic:	$0.27				$0.24

Diluted:
Continuing operations	$0.14				$0.11

Discontinued operations	0.13				0.13

Diluted	$0.27				$0.24

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 29, 2007
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$999,776	$—	$(100)		$999,676
Cost of goods sold	838,079	—	420		838,499

Gross profit	161,697	—	(520)		161,177
Selling, general and administrative expenses	103,289	—	(362)		102,927
Special charges, net	61,386	—	—		61,386
Other operating (income) loss, net	(531)	—	—		(531)

Operating income (loss)	(2,447)	—	(158)		(2,605)
Other expense (income):
Interest expense, net	29,864	—	—		29,864
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	(2,494)	—	919	(f)	(1,575)

Income (loss) before income taxes and discontinued operations	(29,817)	—	(1,077)		(30,894)
Income tax expense	8,838	1,579	(1,206	)(d)	9,211

Income (loss) from continuing operations	(38,655)	(1,579)	129		(40,105)
Discontinued operations:
Income (loss) from operations of discontinued business	(505)	—	—		(505)
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	(505)	—	—		(505)

Net income (loss)	(39,160)	(1,579)	129		(40,610)
Net income (loss) attributable to noncontrolling interests	(1,986)	—	(90)		(2,076)

Net income (loss) attributable to Polymer Group, Inc.	$(41,146)	$(1,579)	$39		$(42,686)

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders.
Basic:
Continuing operations	$(2.11)				$(2.18)
Discontinued operations	(0.02)				(0.02)

Basic:	$(2.13)				$(2.20)

Diluted:
Continuing operations	$(2.11)				$(2.18)

Discontinued operations	0.02				(0.02)

Diluted	$(2.13)				$(2.20)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	January 2, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2h)	As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$18,204	$(999)	$676	$17,881
Adjustments to reconcile net income (loss) attributable to
Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charges	3,444	—	—	3,444
(Gains)/losses on sale of assets, net	(8,210)	—	—	(8,210)
Gain on reacquisition of debt	(2,431)	—	—	(2,431)
Settlement of employee benefit plans loss, net	—	—	—	—
Deferred income taxes	3,293	—	—	3,293
Depreciation and amortization	50,637	—	(267)	50,370
Non-cash write-off of loan acquisition costs	3,483	—	—	3,483
Noncash compensation	4,035	—	—	4,035
Changes in operating assets and liabilities:
Accounts receivable, net	17,151	—	—	17,151
Inventories	13,034	—	—	13,034
Other current assets	(685)	—	—	(685)
Accounts payable and accrued expenses	(867)	—	—	(867)
Other, net	(337)	999	(524)	138

Net cash provided by operating activities	100,751	—	(115)	100,636

Investing activities:
Purchases of property, plant and equipment	(43,592)	—	115	(43,477)
Acquisition of noncontrolling interest	(4,083)	—	—	(4,083)
Proceeds from sale of assets	33,342	—	—	33,342
Patents and other	(349)	—	—	(349)

Net cash used in investing activities	(14,682)	—	115	(14,567)

Financing activities:
Proceeds from borrowings	38,362	—	—	38,362
Repayment of borrowings	(94,223)	—	—	(94,223)
Repurchase of debt	(12,298)	—	—	(12,298)
Loan acquisition costs	(4,492)	—	—	(4,492)
Advances from equipment supplier	—	—	—	—
Other financing, net	—	—	—	—

Net cash (used in) provided by financing activities	(72,651)	—	—	(72,651)

Effect of exchange rate changes on cash	385	—	—	385

Net increase (decrease) in cash and cash equivalents	13,803	—	—	13,803
Cash and cash equivalents at beginning of period	45,718	—	—	45,718

Cash and cash equivalents at end of period	$59,521	$—	$—	$59,521

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	January 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2h)	As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$5,353	$(1,341)	$658	$4,670
Adjustments to reconcile net income (loss) attributable to
Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charges	13,096	—	—	13,096
(Gains)/losses on sale of assets, net	36	—	—	36
Gain on reacquisition of debt	—	—	—	—
Settlement of employee benefit plans loss, net	—	—	—	—
Deferred income taxes	(1,412)	—	(687)	(2,099)
Depreciation and amortization	51,603	—	691	52,294
Non-cash write-off of loan acquisition costs	—	—	—	—
Noncash compensation	3,202	—	—	3,202
Changes in operating assets and liabilities:
Accounts receivable, net	1,309	—	(271)	1,038
Inventories	11,505	—	—	11,505
Other current assets	1,425	—	(100)	1,325
Accounts payable and accrued expenses	(5,981)	—	(272)	(6,253)
Other, net	(20,861)	1,341	164	(19,356)

Net cash provided by operating activities	59,275	—	183	59,458

Investing activities:
Purchases of property, plant and equipment	(34,277)	—	(183)	(34,460)
Acquisition of noncontrolling interest	—	—	—	—
Proceeds from sale of assets	3,424	—	—	3,424
Patents and other	(590)	—	—	(590)

Net cash used in investing activities	(31,443)	—	(183)	(31,626)

Financing activities:
Proceeds from borrowings	52,809	—	—	52,809
Repayment of borrowings	(65,696)	—	—	(65,696)
Repurchase of debt	—	—	—	—
Loan acquisition costs	—	—	—	—
Advances from equipment supplier	—	—	—	—
Other financing, net	27	—	—	27

Net cash (used in) provided by financing activities	(12,860)	—	—	(12,860)

Effect of exchange rate changes on cash	(952)	—	—	(952)

Net increase (decrease) in cash and cash equivalents	14,020	—	—	14,020
Cash and cash equivalents at beginning of period	31,698			31,698

Cash and cash equivalents at end of period	$45,718	$—	$—	$45,718

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	December 29, 2007
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2h)	As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$(41,146)	$(1,579)	$39	$(42,686)
Adjustments to reconcile net income (loss) attributable to
Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charges	37,445	—	—	37,445
(Gains)/losses on sale of assets, net	(3,462)	—	—	(3,462)
Gain on reacquisition of debt	—	—	—	—
Settlement of employee benefit plans loss, net	546	—	—	546
Deferred income taxes	3,368	—	(493)	2,875
Depreciation and amortization	58,199	—	500	58,699
Non-cash write-off of loan acquisition costs	—	—	—	—
Noncash compensation	2,653	—	—	2,653
Changes in operating assets and liabilities:
Accounts receivable, net	(3,746)	—	—	(3,746)
Inventories	26	—	—	26
Other current assets	(7,004)	—	772	(6,232)
Accounts payable and accrued expenses	(4,293)	—	(808)	(5,101)
Other, net	(3,612)	1,579	(10)	(2,043)

Net cash provided by operating activities	38,974	—	—	38,974

Investing activities:
Purchases of property, plant and equipment	(60,720)	—	—	(60,720)
Acquisition of noncontrolling interest	—	—	—	—
Proceeds from sale of assets	7,841	—	—	7,841
Patents and other	(952)	—	—	(952)

Net cash used in investing activities	(53,831)	—	—	(53,831)

Financing activities:
Proceeds from borrowings	62,514	—	—	62,514
Repayment of borrowings	(46,989)	—	—	(46,989)
Repurchase of debt	—	—	—	—
Loan acquisition costs	—	—	—	—
Advances from equipment supplier	(2,792)	—	—	(2,792)
Other financing, net	(14)	—	—	(14)

Net cash (used in) provided by financing activities	12,719	—	—	12,719

Effect of exchange rate changes on cash	1,732	—	—	1,732

Net increase (decrease) in cash and cash equivalents	(406)	—	—	(406)
Cash and cash equivalents at beginning of period	32,104			32,104

Cash and cash equivalents at end of period	$31,698	$—	$—	$31,698

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Explanatory notes to adjustments on the preceding financial statements:

(1)
The following adjustments relate to the PHC tax matter.

a.
an increase of $24.0 million and $23.0 million to the Company's "Other noncurrent liabilities" on the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009, respectively;

b.
an increase of $24.0 million and $23.0 million to the Company's "Retained earnings (deficit)" on the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009, respectively. These amounts include $20.1 million associated with the recording of the aforementioned PHC tax matter accrual at the adoption of ASC 740 for uncertain tax obligations on December 31, 2006;

c.
an increase of $1.0 million, $1.3 million and $1.6 million to the Company's "Income tax expense" on the Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively; and

d.
a decrease of $1.0 million, $1.3 million and $1.6 million to the Company's "Net income (loss) attributable to Polymer Group, Inc." on the Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. These adjustments did not result in any change to net cash provided by operating activities in any of the restated periods presented and had no impact on the Company's period end cash balances.

(2)
The following adjustments relate to previously identified out-of-period adjustments for certain other accounting errors that were deemed by management in past periods to be immaterial, individually and in the aggregate. The adjustments to correct these items are grouped and presented as "Other Accounting Adjustments". The more significant adjustments are summarized below in a tabular presentation relative to the financial statement lines affected, the period affected and the reason for the adjustment. Others are described by subject matter and the least significant adjustments are not discussed. When appropriate, adjustments were made to the Retained earnings (deficit) as of January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006 and to financial statements as of and for the three year period ended January 2, 2010.

a.
Property, plant and equipment, net:

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(0.8) million	$(1.0) million
Interest capitalization at a foreign operation	—	0.2 million
Disposal of fixed asset at a foreign operation	—	0.6 million
Other	(0.1) million	0.1 million

Total Adjustment	$(0.9) million	$(0.1) million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  b.
  Retained earnings (deficit): Reflects the impact of adjustments related to prior period Consolidated Statements of Operations.

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(0.8) million	$(1.0) million
Foreign currency exchange impact on intercompany loans	0.4 million	(1.1) million
Reconciliation of intercompany activity	—	(1.1) million
Deferred income taxes	—	1.6 million
Other	(0.1) million	0.5 million

Total Adjustment	$(0.5) million	$(1.1) million

  c.
  Accumulated other comprehensive income:

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$(0.4) million	$1.1 million
Reconciliation of intercompany activity	—	1.4 million
Other	—	(0.1) million

Total Adjustment	$(0.4) million	$2.4 million

  d.
  The Company determined it did not properly account for income tax expense, deferred income taxes and taxes payable at certain of the Company's foreign and domestic operations.

  Impact on Consolidated Statements of Operations and Consolidated Balance Sheets:

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)	Fiscal Year 2007 Increase (decrease)
Adjustment to correct:
Income tax expense	$1.6 million	$(0.8) million	$(1.2) million
Deferred income taxes, current asset	—	$1.0 million	$0.8 million
Deferred income taxes, non-current asset	—	$(0.3) million	—
Income taxes payable	—	$(1.9) million	$(1.5) million
  e.
  Additional paid-in capital:

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)
Adjustment to correct:
Income taxes	$—	$1.6 million
Noncontrolling interest	—	1.6 million
Other	—	0.1 million

Total Adjustment	$—	$3.3 million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  f.
  Foreign currency and other loss/ (gain), net:

	Fiscal Year 2009 Increase (decrease)	Fiscal Year 2008 Increase (decrease)	Fiscal Year 2007 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$(1.6) million	$(0.1) million	$(0.6) million
Reconciliation of intercompany activity	(1.1) million	(0.3) million	1.3 million
Other	(0.1) million	(0.2) million	0.2 million

Total Adjustment	$(2.8) million	$(0.6) million	$0.9 million

  g.
  Noncontrolling interest: The Company determined it did not properly account for "noncontrolling interests" in prior year financials. While the adjustments affected both the Consolidated Statements of Operations and Consolidated Balance Sheets, the most significant impact was a $2.1 million decrease in the fiscal year 2008 Consolidated Balance Sheets.

  h.
  The adjustments discussed above resulted in the reclassification of amounts presented within or between "Net cash provided by operating activities" and "Net cash used in investing activities" within the Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007. These adjustments were deemed by management in past periods to be immaterial, individually and in the aggregate, and had no impact on the Company's period end cash balances.

Note 4. Special Charges, Net

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

	2009 As Restated	2008	2007
Restructuring and plant realignment costs	$17,113	$6,388	$23,195
Asset impairment charges	3,444	13,096	37,445
Other costs	421	604	746

	$20,978	$20,088	$61,386

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

	2009 As Restated	2008	2007
Balance accrued at beginning of year	$2,672	$5,903	$2,044
Restructuring and plant realignment costs:
First Quarter	1,284	1,352	6,178
Second Quarter	4,204	1,398	2,976
Third Quarter	1,266	1,512	8,003
Fourth Quarter	10,359	2,126	6,038

Total	17,113	6,388	23,195

Cash payments	(16,982)	(9,739)	(19,371)
Loss on settlement of employee benefit plans, net	—	—	(546)
Adjustments	—	120	581

Balance accrued at end of year	$2,803	$2,672	$5,903

        The restructuring and plant realignment costs associated with the Company's nonwovens segment during fiscal 2009 are comprised of: (i) $11.3 million of severance and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $3.4 million of severance costs in Europe related to the ongoing restructuring efforts in the European operations; (iii) $1.3 million of severance and other shutdown costs related to other previously announced facility closings in the United States; and (iv) $0.8 million of potential claim costs and legal fees related to litigation in Argentina. The Company also incurred $0.3 million of severance costs related to Oriented Polymers' restructuring initiatives in Canada.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        See Note 18 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

Note 5. Acquisitions

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

        The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Seller's land, building

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equipment during the term of the lease (the "Building and Equipment Lease"). PGI Spain is obligated to make lease payments of approximately € 29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. The first lease payment of approximately € 1.25 million will be due on March 31, 2010 and further quarterly payments of approximately € 1.25 million will be due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years will reduce to approximately €0.9 million per quarter. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term.

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

        Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company's Class A common stock ("Issued Securities"), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, after the effect of the issued shares. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933 (see Note 19 "Earnings Per Share and Shareholder's Equity" for further details). On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	January 2, 2010 As Restated		January 3, 2009 As Restated
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Net Sales	$882,652	$963,425	$1,073,272	$1,155,575
Net earnings attributable to Polymer Group, Inc.	17,881	13,014	4,670	(693)
Net earnings per share:
Basic	$0.91	$0.66	$0.24	$(0.04)

Diluted	$0.91	$0.66	$0.24	$(0.04)

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

Note 6. Discontinued Operations

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7. Accounts Receivable Factoring Agreements

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company-based receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $10.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

        Approximately $145.8 million, $249.2 million and $186.7 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2009, 2008 and 2007, respectively. The significant decrease in the amount of receivables sold under the terms of the factoring agreements between 2008 and 2009 was due to lower selling prices in fiscal 2009 and the Company's decision to significantly curtail factoring of its U.S. company-based receivables during all of the third quarter, and a portion of the fourth quarter, of fiscal 2009 due to concerns regarding the credit worthiness of the third-party financial institution. After ongoing review by the Company in the fourth quarter of fiscal 2009, the U.S. factoring program was resumed in December 2009. The sale of these receivables accelerated the collection of the Company's cash, reduced credit exposure and lowered the Company's net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, "Transfers and Servicing" ("ASC 860"). The gross amount of trade receivables sold to the factoring entities and, therefore, excluded from the Company's accounts receivable, was $35.1 million and $26.2 million as of January 2, 2010 and January 3, 2009, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $5.7 million and $6.1 million at January 2, 2010 and January 3, 2009, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss (gain), net in the Consolidated Statements of Operations.

Note 8. Inventories

        Inventories consist of the following (in thousands):

	January 2, 2010 As Restated	January 3, 2009
Finished goods	$58,974	$50,382
Work in process	13,281	16,805
Raw materials and supplies	34,565	40,498

	$106,820	$107,685

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $8.1 million and $11.2 million at January 2, 2010 and January 3, 2009, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	January 2, 2010 As Restated	January 3, 2009 As Restated
Land	$12,454	$11,460
Buildings and land improvements	102,778	97,203
Machinery, equipment and other	507,965	462,637
Construction in progress	3,323	12,841

	626,520	584,141
Less accumulated depreciation	(296,105)	(245,990)

	$330,415	$338,151

        Depreciation charged to expense was $48.5 million, $48.7 million and $55.3 million for fiscal years 2009, 2008 and 2007, respectively.

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

Note 10. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Cost:
Goodwill	$2,588	$—
Customer relationships	818
Proprietary technology	3,027	2,667
Loan acquisition costs	4,378	9,205
Other	2,114	2,153

	12,925	14,025
Less accumulated amortization	(3,919)	(6,087)

	$9,006	$7,938

        As discussed earlier in Note 5 "Acquisitions", the Company recognized both Eurodollar goodwill and customer relationships as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5 year period.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In accordance with ASC 350, the Company will not amortize the goodwill, but instead will evaluate goodwill for impairment at least on an annual basis beginning with the fiscal year ended January 1, 2011. Furthermore, the Company will perform a test for impairment on a more frequent basis should an event occur that indicates the goodwill might be impaired.

        In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, "Debt". As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, are included in Loss on extinguishment of debt in the Consolidated Statement of Operations. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility (defined in Note 12 "Debt') were capitalized in the third quarter of fiscal 2009. See Note 12 "Debt" for additional disclosures related to the amendment to the Credit Facility.

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

Note 11. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets include salaries, wages, incentive compensation and other fringe benefits of $17.9 million and $20.1 million as of January 2, 2010 and January 3, 2009, respectively.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Debt

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In accordance with the terms of the Credit Facility, the Company maintained its position in an interest rate swap agreement originally entered into in February 2007. The agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another interest rate swap agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. These agreements are more fully described in Note 17, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 18, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities."

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Income Taxes

        As discussed in Note 3 "Restatement of Prior Period Financial Information", the Company restated previously issued financial information as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 to reflect adjustments for errors that affected periods included in the financial statements. Financial information related to the affected periods and as disclosed below has been restated to reflect all such adjustments. The restatement was primarily the result of the Company's determination that it may be subject to PHC tax for past periods. In conjunction with the restatement, the Company has also corrected the financial statements for previously identified out-of-period adjustments that were deemed immaterial, both individually and in the aggregate, in the periods in which such adjustments should have been originally recorded.

        The components of income (loss) before income taxes and discontinued operations are as follows (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Domestic	$(7,471)	$(10,548)	$(6,775)
Foreign	22,386	13,603	(24,119)

	$14,915	$3,055	$(30,894)

        The components of income tax expense (benefit) are as follows (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Current:
Federal and state	$693	$1,265	$2,548
Foreign	8,239	7,320	3,295
Deferred:
Federal and state	173	(187)	644
Foreign	2,920	(1,498)	2,724

Income tax expense	$12,025	$6,900	$9,211

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

        The total amount of unrecognized tax benefits as of January 2, 2010 and January 3, 2009 were $42.5 million and $39.6 million, respectively. These amounts include accrued interest and penalties of

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.6 million and $10.4 million at January 2, 2010 and January 3, 2009, respectively. Further, unrecognized tax benefits of $40.3 million represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance of unrecognized tax benefits as of January 2, 2010 was $27.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to lapse of statute of limitations or settlement of issues.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows (in thousands):

Unrecognized tax benefits as of January 3, 2009 (as restated)	$29,176
Gross increases for tax positions of prior years	18
Gross decreases for tax positions of prior years	(1,784)
Increases in tax positions for the current year	1,977
Increases in tax positions from acquisition	1,027
Settlements	(265)
Lapse of statute of limitations	(567)

Unrecognized tax benefits as of January 2, 2010 (as restated)	$29,582

        Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company's tax provision includes the impact of recording reserves and any changes thereto. During 2009, the Company increased its uncertain tax benefits balance by $1.0 million (excluding potential interest and penalties), due to uncertain tax positions attributable to the Tesalca-Texnovo acquisition (see Note 5 "Acquisitions" for further discussion). As of January 2, 2010, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2009. In fiscal year 2010, the Company intends to begin discussions with the IRS to bring resolution to the PHC issue. Despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation and, if such rules do apply, the manner in which they would apply is uncertain. The Company intends to seek a ruling from the IRS that would eliminate or minimize its tax liability for such taxes. However, the Company cannot be certain of the outcome of discussions with the IRS and whether the amount of taxes, interest or penalties required to be paid will be materially higher or lower than the liability established on our balance sheet. Additionally, the results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Income taxes computed at the Company's U.S. federal statutory rate differed from the provision for income taxes as follows (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Computed income tax expense (benefit) at statutory rate	$5,220	$1,069	$(10,813)
State income taxes, net of federal tax benefit	64	(152)	1,629
Worthless stock deduction	—	(16,792)	—
Valuation allowance	11,694	27,168	16,291
Withholding taxes and tax credits	723	806	1,243
Effect of foreign operations, net	(2,098)	(6,553)	(2,969)
Effect of foreign earnings on U.S. taxes and other, net	(4,272)	(1,794)	(2,361)
Increase in ASC 740 liability	694	3,148	6,191

Income tax expense	$12,025	$6,900	$9,211

        At January 2, 2010, the Company had the following significant net operating loss carryforwards for income tax purposes (in thousands):

Country	Amount As Restated	Year of Expiration
Canada	$13,085	2010-2029
Germany	60,381	Indefinite
Netherlands	52,513	2011-2018
Sweden	839	Indefinite
France	6,729	Indefinite
Argentina	11,992	2013-2014
United States (State)	858,923	Various
United States (Federal)	229,151	2024-2029

        In addition, the Company had the following credits for income tax purposes as of January 2, 2010 (in thousands):

Country	Type of Credit	Amount	Year of Expiration
Mexico	Asset Tax	$1,776	2010-2012
United States	North Carolina Tax Credit	1,170	2010-2020
United States	Alternative Minimum Tax	692	Indefinite

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

	January 2, 2010 As Restated	January 3, 2009 As Restated
Deferred tax assets:
Provision for bad debts	$2,430	$2,218
Inventory capitalization and allowances	3,237	4,119
Net operating loss and capital loss carryforwards	128,643	118,458
Tax credits	3,642	2,545
Foreign tax credits	—	16,340
Property, plant and equipment and intangibles, net	32,178	27,622
Other	26,262	26,972

Total deferred tax assets	196,392	198,274
Valuation allowance	(174,792)	(183,406)

Net deferred tax assets	21,600	14,868

Deferred tax liabilities:
Property, plant and equipment and intangibles, net	(16,023)	(8,525)
Stock basis of subsidiaries	(7,709)	(7,709)
Other, net	(12,904)	(9,743)

Total deferred tax liabilities	(36,636)	(25,977)

Net deferred tax liabilities	$(15,036)	$(11,109)

        A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realizability of the deferred tax assets, management considers, among other factors, the trend of historical and projected future taxable income with appropriate consideration given to the fact that the Company is six years removed from the Chapter 11 process, the scheduled reversal of deferred tax liabilities, the carry forward period for net operating losses and tax credits as well as tax planning strategies available to the Company. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances of $174.8 million and $183.4 million are appropriate as of January 2, 2010 and January 3, 2009, respectively.

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

Note 14. Pension and Postretirement Benefit Plans

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan Assets

Investment decisions

        The Company's overall investment strategy is to achieve a blend of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 40-55 percent in equity securities, 40-55 percent in corporate bonds and U.S. Treasury securities and the remainder in cash, cash equivalents or other types of investments. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies principally located in the U.S. Fixed income securities include corporate bonds of companies of diversified industries and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different strategies. Review ASC 715, "Compensation-Retirement Benefits" ("ASC 715") for additional disclosure requirements related to assets in defined benefit postretirement plans.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 15. Stock Option and Restricted Stock Plans

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

	2009	2008	2007
2003 Option Plan:
Vested options as of year-end	132,868	128,092	199,352
Exercisable options as of year-end	—	—	—
Shares available for future grant as of year-end	214,962	210,437	19,325
Weighted average exercise price per share	$6.00	$6.00	$6.00

        Information regarding the Company's stock options granted, as defined by ASC 718, and outstanding as of January 2, 2010 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	132,868	32,690
Weighted average exercise price	$ 6.00	$6.00
Aggregate intrinsic value (in $000s)	$1,063	$ 262
For nonvested options:
Compensation cost not yet recognized (in $000s)		$ 167
Weighted average period of recognition (years)		0.7

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2009	2008	2007
Annual dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	1.6	1.9	2.6
Risk-free interest rate	1.1%	1.6%	4.6%
Expected volatility	46.2%	40.6%	39.3%
Weighted average fair value per option granted	$1.82	$6.35	$26.32

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16. Other Operating (Income) Loss, Net

        For fiscal 2009, Other operating (income) loss, net includes (i) $1.5 million received from a customer under a license agreement related to the third-party manufacture of product, and (ii) $2.0 million of net foreign currency gains. For fiscal 2008, Other operating (income) loss, net includes (i) $1.5 million received from a customer under a license agreement related to the third-party manufacture of product, and (ii) $6.5 million of net foreign currency losses. For fiscal 2007, Other operating (income) loss, net includes $0.6 million of net foreign currency gains. See Note 21, "Foreign Currency (Gain) Loss, Net."

Note 17. Derivatives and Other Financial Instruments and Hedging Activities

        The Company is exposed to certain risks arising from business operations and economic factors. The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

        The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in Note 12 "Debt," to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap (the "2009 Swap"), which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

        In accordance with ASC 815, the Company designated the 2009 Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the 2009 Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 18 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures for these assets and liabilities.

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

Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

Note 19. Shareholders' Equity

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

        As discussed in Note 5 "Acquisitions", the Issued Securities are subject to certain transfer restrictions since they have not been registered pursuant to the Securities Act of 1933. In addition, the Issued Securities are subject to a shareholders agreement between the Sellers and MatlinPatterson Global Opportunities Partners, L.P., the Company's 65% shareholder of record (the "Shareholders Agreement"), that provides that the Sellers agreed not to sell, assign, transfer, gift, pledge, encumber, hedge or otherwise alienate of dispose of, whether voluntary or involuntarily, by operation of law or otherwise ("Transfer"), or agree to so Transfer, the Issued Securities by it or any right or interest therein for a period of one year after issuance.

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Segment Information

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Financial data by segment is as follows (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Net sales
Nonwovens	$804,846	$971,422	$885,572
Oriented Polymers	77,806	101,850	114,104

	$882,652	$1,073,272	$999,676

Operating income (loss)
Nonwovens	$102,242	$71,470	$79,811
Oriented Polymers	(216)	5,704	(2,279)
Unallocated Corporate	(30,076)	(24,808)	(18,751)
Eliminations	—	—	—

	71,950	52,366	58,781
Acquisition and integration expenses	(1,789)	—	—
Special charges, net	(20,978)	(20,088)	(61,386)

	$49,183	$32,278	$(2,605)

Depreciation and amortization expense included in operating income (loss)
Nonwovens	$46,117	$45,867	$46,344
Oriented Polymers	1,646	2,308	8,445
Unallocated Corporate	749	544	725
Eliminations	—	—	(258)

Depreciation and amortization expense included in operating income	48,512	48,719	55,256
Amortization of loan acquisition costs	1,105	1,406	1,386

	$49,617	$50,125	$56,642

Capital spending
Nonwovens	$42,217	$33,095	$58,908
Oriented Polymers	353	392	753
Corporate	851	598	843

	$43,421	$34,085	$60,504

Division assets
Nonwovens	$740,591	$717,784	$761,342
Oriented Polymers	36,255	38,933	50,912
Corporate	3,763	1,619	11,673
Discontinued Operations	—	31,760	34,516
Eliminations	(79,071)	(87,925)	(108,704)

	$701,538	$702,171	$749,739

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

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Net sales
United States	$305,084	$388,132	$393,810
Canada	75,050	98,374	109,225
Europe	159,436	197,393	197,446
Asia	108,763	122,880	86,425
Latin America	234,319	266,493	212,770

	$882,652	$1,073,272	$999,676

Operating income (loss)
United States	$5,996	$4,150	$3,528
Canada	(533)	4,327	(3,937)
Europe	1,433	10,743	14,124
Asia	23,028	16,497	11,297
Latin America	42,026	16,649	33,769

	71,950	52,366	58,781
Acquisition and integration expenses	(1,789)	—	—
Special charges, net	(20,978)	(20,088)	(61,386)

	$49,183	$32,278	$(2,605)

Depreciation and amortization expense included in operating income (loss)
United States	$14,013	$15,921	$17,563
Canada	1,618	2,260	8,264
Europe	7,352	6,856	8,628
Asia	9,212	8,692	7,940
Latin America	16,317	14,990	12,861

Depreciation and amortization expense included in operating income	48,512	48,719	55,256
Amortization of loan acquisition costs	1,105	1,406	1,386

	$49,617	$50,125	$56,642

Property, plant and equipment, net
United States	$91,700	$105,379	$128,508
Canada	5,052	5,558	7,372
Europe	33,203	37,928	50,849
Asia	54,596	62,826	64,899
Latin America	145,864	126,460	130,893

	$330,415	$338,151	$382,521

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Foreign Currency (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	2009 As Restated	2008 As Restated	2007 As Restated
Included in other operating (income) loss, net	$(2,021)	$6,513	$(554)
Included in other expense (income)	4,036	(2,295)	726

	$2,015	$4,218	$172

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

Note 22. Commitments and Contingencies

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

$51,635

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Included within the gross minimum rental payments in the table above are rental payments of approximately $41.8 million (€ 29.0 million, using the € to $ exchange rate as of January 2, 2010) that are attributable to the Building and Equipment Lease agreement between PGI Spain and Tesalca-Texnovo. As discussed in further detail within Note 5 "Acquisitions", effective January 3, 2010, PGI Spain will be required to consolidate Tesalca-Texnovo and as such, these rental payments will be eliminated in the consolidation process since they will represent intercompany transaction activity. Further, as part of the Company's consolidation of Tesalca-Texnovo in fiscal 2010, the Company's consolidated debt will include the outstanding indebtedness of Tesalca-Texnovo.

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

Note 23. Selected Quarterly Financial Data (Unaudited)

        As discussed in Note 3 "Restatement of Prior Period Financial Information", the Company restated previously issued financial information as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 to reflect adjustments for errors that affected periods included in these financial statements. In addition, the Company has included restated selected financial information for the quarterly periods corresponding to the quarters ended January 2, 2010, October 3, 2009, July 4, 2009, April 4, 2009, January 3, 2009, September 27, 2008, June 28, 2008 and March 29, 2008. The information presented in this Note is provided in the level of detail required by Securities and Exchange Commission Regulation S-K Item 302(a)(2). Financial information related to the affected periods, as disclosed below has been restated to reflect required adjustments. The restatement was primarily the result of the Company's determination that it may be subject to PHC tax for past periods. In conjunction with the restatement, the Company has also corrected the financial statements for previously identified out-of-period adjustments that were deemed immaterial, both individually and in the aggregate, in the

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods in which such adjustments should have been originally recorded. Quarterly financial data for the fiscal year ended January 2, 2010 and the fiscal year ended January 3, 2009 is presented below (amounts in thousands, except for per share data). All 2009 and 2008 fiscal quarters were comprised of 13 weeks, except for the fourth quarter of fiscal 2008, which consisted of 14 weeks.

Quarterly data for fiscal 2009:

	Fourth Quarter Ended January 2, 2010 As Restated	Third Quarter Ended October 3, 2009 As Restated	Second Quarter Ended July 4, 2009 As Restated	First Quarter Ended April 4, 2009 As Restated
Operating data:
Net sales	$243,580	$223,022	$206,040	$210,010
Gross profit	44,567	47,255	42,634	49,486
Net income (loss)	(9,841)	12,551	5,136	7,898
Net income (loss) attributable to Polymer Group, Inc.	(10,268)	12,353	6,235	9,561
Earnings per common share attributable to Polymer Group, Inc.—basic	$(0.51)	$0.62	$0.31	$0.49
Earnings per common share attributable to Polymer Group, Inc.—diluted	$(0.51)	$0.62	$0.31	$0.49

        Due to stronger than expected fiscal year 2009 operating results, the Board of Directors of the Company approved a discretionary payment of short-term incentive compensation in the total amount of $6.5 million to be paid in December 2009 and March 2010. Of the $6.5 million, $4.2 million was expensed in the fourth quarter of 2009 with the remaining $2.3 million to be recorded in the first quarter of 2010 due to existing service vesting requirements. Additionally, the Company recorded special charges, net of approximately $10.3 million and acquisition expenses of $1.8 million during the fourth quarter of 2009. See Note 4 "Special Charges, Net" to the consolidated financial statements for additional details related to such special charges, net recognized in fiscal 2009. Also, the Company recognized an income tax benefit of $0.9 million on a pre-tax loss of $10.6 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in tax legislation. See Note 13 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2009 income tax provision.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly data for fiscal 2008:

	Fourth Quarter Ended January 3, 2009 As Restated	Third Quarter Ended September 27, 2008 As Restated	Second Quarter Ended June 28, 2008 As Restated	First Quarter Ended March 29, 2008 As Restated
Operating data:
Net sales	$260,854	$284,121	$270,657	$257,640
Gross profit	49,288	40,406	43,815	41,691
Net income (loss)	(6,482)	1,573	3,059	551
Net income (loss) attributable to Polymer Group, Inc	(1,584)	3,114	2,679	461
Earnings per common share attributable to Polymer Group, Inc.—basic	$(0.08)	$0.16	$0.14	$0.02
Earnings per common share attributable to Polymer Group, Inc.—diluted	$(0.08)	$0.16	$0.14	$0.02

        During the fourth quarter of fiscal 2008, results were positively impacted by increases in selling prices and decreases in raw material costs during the quarter; additionally, the Company recorded special charges, net of approximately $15.3 million. See Note 4 "Special Charges, Net" to the Consolidated Financial Statements for additional details related to such special charges, net recognized in fiscal 2008. The Company also recognized $1.5 million received from a customer under a license agreement related to the third-party manufacture of product. Additionally, the Company recognized an income tax benefit of $1.3 million on a pre-tax loss of $8.3 million. The effective tax rate for the fourth quarter was unfavorably impacted by losses in the U.S. and other jurisdictions for which no tax benefit has been recognized, as well as the impact of changes in the amount of unrecognized tax benefits and changes in tax legislation. See Note 13 "Income Taxes" to the consolidated financial statements for additional details related to the fiscal year 2008 income tax provision.

        The effects of the adjustments for the accounting errors more fully described in Note 3 "Restatement of Prior Financial Information" on the Company's Condensed Consolidated Quarterly Balance Sheets and Statements of Operations are summarized in the following financial results tables (in 000's), except per share amounts:

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 2, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$59,521	$—	$—		$59,521
Accounts receivable, net	127,976	—	—		127,976
Inventories	106,770	—	50		106,820
Deferred income taxes	3,612	—	—		3,612
Other current assets	34,382	—	—		34,382
Assets of discontinued operations	—	—	—		—

Total current assets	332,261	—	50		332,311
Property, plant and equipment, net	331,293	—	(878	)(a)	330,415
Intangibles and loan acquisition costs, net	9,006	—	—		9,006
Deferred income taxes	2,777	—	—		2,777
Other assets	27,029	—	—		27,029

Total assets	$702,366	$—	$(828)		$701,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,690	$—	$—		$3,690
Accounts payable and accrued liabilities	147,992	—	50		148,042
Income taxes payable	3,940	—	—		3,940
Current portion of long-term debt	16,921	—	—		16,921
Liabilities of discontinued operations	—	—	—		—

Total current liabilities	172,543	—	50		172,593
Long-term debt	322,021	—	—		322,021
Deferred income taxes	21,425	—	—		21,425
Other noncurrent liabilities	37,248	24,032	—		61,280

Total liabilities	553,237	24,032	50		577,319
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—20,875,378 shares issued and outstanding	209	—	—		209
Class B convertible common stock—83,807 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—				—
Class D convertible common stock—0 shares issued and outstanding	—				—
Class E convertible common stock—0 shares issued and outstanding	—				—
Additional paid-in capital	211,768	—	—		211,768
Retained deficit	(112,885)	(24,032)	(450	)(b)	(137,367)
Accumulated other comprehensive income	41,998	—	(428	)(c)	41,570

Total Polymer Group, Inc. shareholders' equity	141,091	(24,032)	(878)		116,181
Noncontrolling interests	8,038	—	—		8,038

Total equity	149,129	(24,032)	(878)		124,219

Total liabilities and equity	$702,366	$—	$(828)		$701,538

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$56,287	$—	$—		$56,287
Accounts receivable, net	127,375	—	—		127,375
Inventories	101,139	—	—		101,139
Deferred income taxes	2,864	—	—		2,864
Other current assets	31,017	—	(594	)(h)	30,423
Assets of discontinued operations	—	—	—		—

Total current assets	318,682	—	(594)		318,088
Property, plant and equipment, net	339,449	—	(50	)(a)	339,399
Intangibles and loan acquisition costs, net	5,772	—	—		5,772
Deferred income taxes	2,707	—	—		2,707
Other assets	9,955	—	(584	)(i)	9,371

Total assets	$676,565	$—	$(1,228)		$675,337

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,768	$—	$—		$5,768
Accounts payable and accrued liabilities	132,733	—	—		132,733
Income taxes payable	6,388	—	(119	)(d)	6,269
Current portion of long-term debt	13,706	—	—		13,706
Liabilities of discontinued operations	—	—	—		—

Total current liabilities	158,595	—	(119)		158,476
Long-term debt	326,282	—	—		326,282
Deferred income taxes	19,931	—	—		19,931
Other noncurrent liabilities	40,789	23,782	(360)		64,211

Total liabilities	545,597	23,782	(479)		568,900
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,802,047 shares issued and outstanding	198	—	—		198
Class B convertible common stock—86,169 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	198,433	—	44	(e)	198,477
Retained deficit	(102,044)	(23,782)	(1,273	)(b)	(127,099)
Accumulated other comprehensive income	26,168	—	479	(c)	26,647

Total Polymer Group, Inc. shareholders' equity	122,756	(23,782)	(750)		98,224
Noncontrolling interests	8,212	—	1		8,213

Total equity	130,968	(23,782)	(749)		106,437

Total liabilities and equity	$676,565	$—	$(1,228)		$675,337

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$88,515	$—	$—		$88,515
Accounts receivable, net	106,419	—	—		106,419
Inventories	92,566	—	—		92,566
Deferred income taxes	2,719	—	—		2,719
Other current assets	30,625	—	(614	)(h)	30,011
Assets of discontinued operations	29,864	—	—		29,864

Total current assets	350,708	—	(614)		350,094
Property, plant and equipment, net	348,966	—	(69	)(a)	348,897
Intangibles and loan acquisition costs, net	7,072	—	—		7,072
Deferred income taxes	2,685	—	—		2,685
Other assets	11,773	—	(584	)(i)	11,189

Total assets	$721,204	$—	$(1,267)		$719,937

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8,834	$—	$—		$8,834
Accounts payable and accrued liabilities	130,077	—	—		130,077
Income taxes payable	7,561	—	(119	)(d)	7,442
Current portion of long-term debt	41,314	—	—		41,314
Liabilities of discontinued operations	6,657	—	—		6,657

Total current liabilities	194,443	—	(119)		194,324
Long-term debt	356,640	—	—		356,640
Deferred income taxes	17,918	—	—		17,918
Other noncurrent liabilities	39,005	23,533	12		62,550

Total liabilities	608,006	23,533	(107)		631,432
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,809,292 shares issued and outstanding	198	—	—		198
Class B convertible common stock—86,835 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	195,857	—	1,653	(e)	197,510
Retained deficit	(117,287)	(23,533)	1,368	(b)	(139,452)
Accumulated other comprehensive income	21,798	—	574	(c)	22,372

Total Polymer Group, Inc. shareholders' equity	100,567	(23,533)	3,595		80,629
Noncontrolling interests	12,631	—	(4,755	)(g)	7,876

Total equity	113,198	(23,533)	(1,160)		88,505

Total liabilities and equity	$721,204	$—	$(1,267)		$719,937

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$54,271	$—	$—		$54,271
Accounts receivable, net	109,061	—	—		109,061
Inventories	97,099	—	—		97,099
Deferred income taxes	1,974	—	976	(d)	2,950
Other current assets	33,336	—	(634	)(h)	32,702
Assets of discontinued operations	32,097	—	—		32,097

Total current assets	327,838	—	342		328,180
Property, plant and equipment, net	326,047	—	(90	)(a)	325,957
Intangibles and loan acquisition costs, net	7,328	—	—		7,328
Deferred income taxes	2,596	—	(289	)(d)	2,307
Other assets	13,787	—	(584	)(i)	13,203

Total assets	$677,596	$—	$(621)		$676,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$11,495	$—	$—		$11,495
Accounts payable and accrued liabilities	105,807	—	(419)		105,388
Income taxes payable	6,220	—	(1,935	)(d)	4,285
Current portion of long-term debt	37,040	—	—		37,040
Liabilities of discontinued operations	7,224	—	—		7,224

Total current liabilities	167,786	—	(2,354)		165,432
Long-term debt	350,660	—	—		350,660
Deferred income taxes	16,642	—	(84	)(d)	16,558
Other noncurrent liabilities	41,660	23,283	321		65,264

Total liabilities	576,748	23,283	(2,117)		597,914
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,446,924 shares issued and outstanding	194	—	—		194
Class B convertible common stock—87,658 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	193,163	—	3,263	(e)	196,426
Retained deficit	(121,533)	(23,283)	(871	)(b)	(145,687)
Accumulated other comprehensive income	17,961	0	1,789	(c)	19,750

Total Polymer Group, Inc. shareholders' equity	89,786	(23,283)	4,181		70,684
Noncontrolling interests	11,062	0	(2,685	)(g)	8,377

Total equity	100,848	(23,283)	1,496		79,061

Total liabilities and equity	$677,596	$0	$(621)		$676,975

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,718	$—	$—		$45,718
Accounts receivable, net	125,818	—	271		126,089
Inventories	107,685	—	—		107,685
Deferred income taxes	1,826	—	976	(d)	2,802
Other current assets	30,124	—	(554	)(h)	29,570
Assets of discontinued operations	31,760	—	—		31,760

Total current assets	342,931	—	693		343,624
Property, plant and equipment, net	338,262	—	(111	)(a)	338,151
Intangibles and loan acquisition costs, net	7,938	—	—		7,938
Deferred income taxes	580	—	(289	)(d)	291
Other assets	12,751	—	(584	)(i)	12,167

Total assets	$702,462	$—	$(291)		$702,171

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$11,987	$—	$—		$11,987
Accounts payable and accrued liabilities	125,957	—	(188)		125,769
Income taxes payable	4,266	—	(1,935	)(d)	2,331
Current portion of long-term debt	9,173	—	—		9,173
Liabilities of discontinued operations	7,863	—	—		7,863

Total current liabilities	159,246	—	(2,123)		157,123
Long-term debt	392,505	—	—		392,505
Deferred income taxes	14,286	—	(84)		14,202
Other noncurrent liabilities	43,214	23,033	(545)		65,702

Total liabilities	609,251	23,033	(2,752)		629,532
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,400,455 shares issued and outstanding	194	—	—		194
Class B convertible common stock—93,949 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	192,796	—	3,263	(g)	196,059
Retained deficit	(131,089)	(23,033)	(1,126	)(b)	(155,248)
Accumulated other comprehensive income	18,370	—	2,377	(c)	20,747

Total Polymer Group, Inc. shareholders' equity	80,272	(23,033)	4,514		61,753
Noncontrolling interests	12,939	—	(2,053	)(g)	10,886

Total equity	93,211	(23,033)	2,461		72,639

Total liabilities and equity	$702,462	$—	$(291)		$702,171

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 27, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,598	$—	$—		$27,598
Accounts receivable, net	147,074	—	—		147,074
Inventories	132,568	—	—		132,568
Deferred income taxes	3,494	—	727	(d)	4,221
Other current assets	30,968	—	(827	)(h)	30,141
Assets of discontinued operations	33,090	—			33,090

Total current assets	374,792	—	(100)		374,692
Property, plant and equipment, net	373,680	—	(24	)(a)	373,656
Intangibles and loan acquisition costs, net	7,729	—	—		7,729
Deferred income taxes	163	—	(163	)(d)	—
Other assets	11,160	—	(584	)(i)	10,576

Total assets	$767,524	$—	$(871)		$766,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,273	$—	$—		$9,273
Accounts payable and accrued liabilities	156,578	—	(607)		155,971
Income taxes payable	2,056	—	(1,935	)(d)	121
Current portion of long-term debt	9,994	—	—		9,994
Liabilities of discontinued operations	10,534	—	—		10,534

Total current liabilities	188,435	—	(2,542)		185,893
Long-term debt	397,202	—	—		397,202
Deferred income taxes	21,787	—	38		21,825
Other noncurrent liabilities	33,259	22,698	(94)		55,863

Total liabilities	640,683	22,698	(2,598)		660,783
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,401,020 shares issued and outstanding	194	—	—		194
Class B convertible common stock—101,813 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	192,265	—	3,263	(e)	195,528
Retained deficit	(129,216)	(22,698)	(1,750	)(b)	(153,664)
Accumulated other comprehensive income	45,514	—	2,504	(c)	48,018

Total Polymer Group, Inc. shareholders' equity	108,758	(22,698)	4,017		90,077
Noncontrolling interests	18,083	—	(2,290	)(g)	15,793

Total equity	126,841	(22,698)	1,727		105,870

Total liabilities and equity	$767,524	$—	$(871)		$766,653

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 28, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,147	$—	$—		$27,147
Accounts receivable, net	147,971	—	—		147,971
Inventories	135,912	—	—		135,912
Deferred income taxes	2,626	—	478	(d)	3,104
Other current assets	32,163	—	(1,000	)(h)	31,163
Assets of discontinued operations	32,383	—	—		32,383

Total current assets	378,202	—	(522)		377,680
Property, plant and equipment, net	383,770	—	62	(a)	383,832
Intangibles and loan acquisition costs, net	8,095	—	—		8,095
Deferred income taxes	169	—	(169	)(d)	0
Other assets	10,108	—	(584	)(i)	9,524

Total assets	$780,344	$—	$(1,213)		$779,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,719	$—	$—		$5,719
Accounts payable and accrued liabilities	152,742	—	(654)		152,088
Income taxes payable	2,293	—	(1,935	)(d)	358
Current portion of long-term debt	10,058	—	—		10,058
Liabilities of discontinued operations	11,344	—	—		11,344

Total current liabilities	182,156	—	(2,589)		179,567
Long-term debt	406,827	—	—		406,827
Deferred income taxes	22,463	—	28		22,491
Other noncurrent liabilities	34,256	22,363	(243)		56,376

Total liabilities	645,702	22,363	(2,804)		665,261
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,393,489 shares issued and outstanding	194	—	—		194
Class B convertible common stock—104,284 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	—	—	—		—
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	191,769	—	3,263	(e)	195,032
Retained deficit	(132,638)	(22,363)	(1,777	)(b)	(156,778)
Accumulated other comprehensive income	55,495	—	2,632	(c)	58,127

Total Polymer Group, Inc. shareholders' equity	114,821	(22,363)	4,118		96,576
Noncontrolling interests	19,821	—	(2,527	)(g)	17,294

Total equity	134,642	(22,363)	1,591		113,870

Total liabilities and equity	$780,344	$—	$(1,213)		$779,131

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 29, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,816	$—	$—		$21,816
Accounts receivable, net	137,822	—	—		137,822
Inventories	124,582	—	—		124,582
Deferred income taxes	3,777	—	228	(d)	4,005
Other current assets	31,713	—	(1,173	)(h)	30,540
Assets of discontinued operations	32,843	—	—		32,843

Total current assets	352,553	—	(945)		351,608
Property, plant and equipment, net	386,264	—	149	(a)	386,413
Intangibles and loan acquisition costs, net	8,334	—	—		8,334
Deferred income taxes	63	—	(63	)(d)	—
Other assets	7,706	0	(584	)(i)	7,122

Total assets	$754,920	$—	$(1,443)		$753,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,142	$—	$—		$4,142
Accounts payable and accrued liabilities	145,489	—	(702)		144,787
Income taxes payable	3,751	—	(1,935	)(d)	1,816
Current portion of long-term debt	8,659	—	—		8,659
Liabilities of discontinued operations	8,323	—	—		8,323

Total current liabilities	170,364	—	(2,637)		167,727
Long-term debt	400,114	—	—		400,114
Deferred income taxes	22,397	—	131		22,528
Other noncurrent liabilities	36,669	22,027	217		58,913

Total liabilities	629,544	22,027	(2,289)		649,282
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—	—		—
Class A common stock—19,320,692 shares issued and outstanding	193	—	—		193
Class B convertible common stock—106,905 shares issued and outstanding	1	—	—		1
Class C convertible common stock—24,319 shares issued and outstanding	191,837	—	3,263	(e)	195,100
Class D convertible common stock—0 shares issued and outstanding	—	—	—		—
Class E convertible common stock—0 shares issued and outstanding	—	—	—		—
Additional paid-in capital	—	—	—		—
Retained deficit	(135,018)	(22,027)	(2,412	)(b)	(159,457)
Accumulated other comprehensive income	48,726	—	2,760	(c)	51,486

Total Polymer Group, Inc. shareholders' equity	105,739	(22,027)	3,611		87,323
Noncontrolling interests	19,637	—	(2,765	)(g)	16,872

Total equity	125,376	(22,027)	846		104,195

Total liabilities and equity	$754,920	$—	$(1,443)		$753,477

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended January 2, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$243,580	$—	$—		$243,580
Cost of goods sold	199,080	—	(67)		199,013

Gross profit	44,500	—	67		44,567
Selling, general and administrative expenses	35,569	—	—		35,569
Acquisition and integration expenses	1,789	—	—		1,789
Special charges, net	10,307	—	113		10,420
Other operating (income) loss, net	172	—	—		172

Operating income (loss)	(3,337)	—	(46)		(3,383)

Other expense (income):
Interest expense, net	7,106	—	46		7,152
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	3	—	—		3
Foreign currency and other loss (gain), net	145	—	(690)	(f)	(545)

Income (loss) before income taxes and discontinued operations	(10,591)	—	598		(9,993)
Income tax expense	(854)	250	480	(d)	(124)

Income (loss) from continuing operations	(9,737)	(250)	118		(9,869)
Discontinued operations:
Income (loss) from operations of discontinued business	—	—	—		—
Gain on sale of discontinued operations	28	—	—		28

Income (loss) from discontinued operations	28	—	—		28

Net income (loss)	(9,709)	(250)	118		(9,841)
Net income (loss) attributable to noncontrolling interests	(1,132)	—	705		(427)

Net income (loss) attributable to Polymer Group, Inc.	$(10,841)	$(250)	$823		$(10,268)

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$(0.55)				$(0.51)

Diluted:	$(0.55)				$(0.51)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended October 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)	As Restated
Net sales	$223,022	$—	$—	$223,022
Cost of goods sold	175,833	—	(66)	175,767

Gross profit	47,189	—	66	47,255
Selling, general and administrative expenses	27,412	—	—	27,412
Acquisition and integration expenses	—	—	—	—
Special charges, net	1,783	—	2	1,785
Other operating (income) loss, net	(675)	—	—	(675)

Operating income (loss)	18,669	—	64	18,733

Other expense (income):
Interest expense, net	5,361	—	45	5,406
Gain on reacquisition of debt	—	—	—	—
Loss on extinguishment of debt	5,085	—	—	5,085
Foreign currency and other loss (gain), net	2,614	—	(691) (f)	1,923

Income (loss) before income taxes and discontinued operations	5,609	—	710	6,319
Income tax expense	2,118	249	320 (d)	2,687

Income (loss) from continuing operations	3,491	(249)	390	3,632
Discontinued operations:
Income (loss) from operations of discontinued business	446	—	—	446
Gain on sale of discontinued operations	8,473	—	—	8,473

Income (loss) from discontinued operations	8,919	—	—	8,919

Net income (loss)	12,410	(249)	390	12,551
Net income (loss) attributable to noncontrolling interests	2,833	—	(3,031)	(198)

Net income (loss) attributable to Polymer Group, Inc.	$15,243	$(249)	$(2,641)	$12,353

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.77			$0.62

Diluted:	$0.77			$0.62

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended July 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)	As Restated
Net sales	$206,040	$—	$—	$206,040
Cost of goods sold	163,473	—	(67)	163,406

Gross profit	42,567	—	67	42,634
Selling, general and administrative expenses	25,088	—	419	25,507
Acquisition and integration expenses	—	—	—	—
Special charges, net	5,882	—	—	5,882
Other operating (income) loss, net	(2,623)	—	—	(2,623)

Operating income (loss)	14,220	—	(352)	13,868

Other expense (income):
Interest expense, net	6,613	—	46	6,659
Gain on reacquisition of debt	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Foreign currency and other loss (gain), net	2,802	—	(690) (f)	2,112

Income (loss) before income taxes and discontinued operations	4,805	—	292	5,097
Income tax expense	956	250	721 (d)	1,927

Income (loss) from continuing operations	3,849	(250)	(429)	3,170
Discontinued operations:
Income (loss) from operations of discontinued business	1,966	—	—	1,966
Gain on sale of discontinued operations	—	—	—	—

Income (loss) from discontinued operations	1,966	—	—	1,966

Net income (loss)	5,815	(250)	(429)	5,136
Net income (loss) attributable to noncontrolling interests	(1,569)	—	2,668	1,099

Net income (loss) attributable to Polymer Group, Inc.	$4,246	$(250)	$2,239	$6,235

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.21			$0.31

Diluted:	$0.21			$0.31

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended April 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)	As Restated
Net sales	$210,010	$—	$—	$210,010
Cost of goods sold	160,591	—	(67)	160,524

Gross profit	49,419	—	67	49,486
Selling, general and administrative expenses	26,842	—	140	26,982
Acquisition and integration expenses	—	—	—	—
Special charges, net	2,891	—	—	2,891
Other operating (income) loss, net	(352)	—	—	(352)

Operating income (loss)	20,038	—	(73)	19,965

Other expense (income):
Interest expense, net	7,393	—	46	7,439
Gain on reacquisition of debt	(2,431)	—	—	(2,431)
Loss on extinguishment of debt	—	—	—	—
Foreign currency and other loss (gain), net	2,156	—	(691) (f)	1,465

Income (loss) before income taxes and discontinued operations	12,920	—	572	13,492
Income tax expense	7,182	250	103 (d)	7,535

Income (loss) from continuing operations	5,738	(250)	469	5,957
Discontinued operations:
Income (loss) from operations of discontinued business	1,941	—	—	1,941
Gain on sale of discontinued operations	—	—	—	—

Income (loss) from discontinued operations	1,941	—	—	1,941

Net income (loss)	7,679	(250)	469	7,898
Net income (loss) attributable to noncontrolling interests	1,877	—	(214)	1,663

Net income (loss) attributable to Polymer Group, Inc.	$9,556	$(250)	$255	$9,561

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.49			$0.49

Diluted:	$0.49			$0.49

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended January 3, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$260,854	$—	$—		$260,854
Cost of goods sold	211,433	—	133		211,566

Gross profit	49,421	—	(133)		49,288
Selling, general and administrative expenses	30,078	—	(96)		29,982
Acquisition and integration expenses	—	—	—		—
Special charges, net	15,244	—	—		15,244
Other operating (income) loss, net	4,516	—	—		4,516

Operating income (loss)	(417)	—	(37)		(454)

Other expense (income):
Interest expense, net	7,974	—	(46)		7,928
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	1,617	—	(156	)(f)	1,461

Income (loss) before income taxes and discontinued operations	(10,008)	—	165		(9,843)
Income tax expense	(1,313)	335	(656	)(d)	(1,634)

Income (loss) from continuing operations	(8,695)	(335)	821		(8,209)
Discontinued operations:
Income (loss) from operations of discontinued business	1,727	—	—		1,727
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	1,727	—	—		1,727

Net income (loss)	(6,968)	(335)	821		(6,482)
Net income (loss) attributable to noncontrolling interests	5,095	—	(197)		4,898

Net income (loss) attributable to Polymer Group, Inc.	$(1,873)	$(335)	$624		$(1,584)

Earnings (loss) per common share attributable to Polymer
Group, Inc. common Shareholders:
Basic:	$(0.10)				$(0.08)

Diluted:	$(0.10)				$(0.08)

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended September 27, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$284,121	$—	$—		$284,121
Cost of goods sold	243,583	—	132		243,715

Gross profit	40,538	—	(132)		40,406
Selling, general and administrative expenses	29,048	—	(97)		28,951
Acquisition and integration expenses	—	—	—		—
Special charges, net	2,093	—	—		2,093
Other operating (income) loss, net	2,301	—	—		2,301

Operating income (loss)	7,096	—	(35)		7,061

Other expense (income):
Interest expense, net	7,581	—	(45)		7,536
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	(3,611)	—	(157	)(f)	(3,768)

Income (loss) before income taxes and discontinued operations	3,126	—	167		3,293
Income tax expense	2,542	335	(57	)(d)	2,820

Income (loss) from continuing operations	584	(335)	224		473
Discontinued operations:
Income (loss) from operations of discontinued business	1,100	—	—		1,100
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	1,100	—	—		1,100

Net income (loss)	1,684	(335)	224		1,573
Net income (loss) attributable to noncontrolling interests	1,738	—	(197)		1,541

Net income (loss) attributable to Polymer Group, Inc.	$3,422	$(335)	$27		$3,114

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.18				$0.16

Diluted:	$0.18				$0.16

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 28, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$270,657	$—	$—		$270,657
Cost of goods sold	226,710	—	132		226,842

Gross profit	43,947	—	(132)		43,815
Selling, general and administrative expenses	29,496	—	(96)		29,400
Acquisition and integration expenses	—	—	—		—
Special charges, net	1,388	—	—		1,388
Other operating (income) loss, net	(570)	—	—		(570)

Operating income (loss)	13,633	—	(36)		13,597

Other expense (income):
Interest expense, net	7,550	—	(46)		7,504
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	319	—	(157	)(f)	162

Income (loss) before income taxes and discontinued operations	5,764	—	167		5,931
Income tax expense	3,545	336	(665	)(d)	3,216

Income (loss) from continuing operations	2,219	(336)	832		2,715
Discontinued operations:
Income (loss) from operations of discontinued business	344	—	—		344
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	344	—	—		344

Net income (loss)	2,563	(336)	832		3,059
Net income (loss) attributable to noncontrolling interests	(183)	—	(197)		(380)

Net income (loss) attributable to Polymer Group, Inc.	$2,380	$(336)	$635		$2,679

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.12				$0.14

Diluted:	$0.12				$0.14

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

POLYMER GROUP, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 29, 2008
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$257,640	$—	$—		$257,640
Cost of goods sold	215,758	—	191		215,949

Gross profit	41,882	—	(191)		41,691
Selling, general and administrative expenses	29,642	—	(96)		29,546
Acquisition and integration expenses	—	—	—		—
Special charges, net	1,363	—	—		1,363
Other operating (income) loss, net	(1,292)	—	—		(1,292)

Operating income (loss)	12,169	—	(95)		12,074

Other expense (income):
Interest expense, net	8,116	—	(46)		8,070
Gain on reacquisition of debt	—	—	—		—
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	487	—	(157	)(f)	330

Income (loss) before income taxes and discontinued operations	3,566	—	108		3,674
Income tax expense	1,624	335	539	(d)	2,498

Income (loss) from continuing operations	1,942	(335)	(431)		1,176
Discontinued operations:
Income (loss) from operations of discontinued business	(625)	—	—		(625)
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	(625)	—	—		(625)

Net income (loss)	1,317	(335)	(431)		551
Net income (loss) attributable to noncontrolling interests	107	—	(197)		(90)

Net income (loss) attributable to Polymer Group, Inc.	$1,424	$(335)	$(628)		$461

Earnings (loss) per common share attributable to Polymer
Group, Inc. common Shareholders:
Basic:	$0.07				$0.02

Diluted:	$0.07				$0.02

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Selected Quarterly Financial Data tables:

(1)
The following adjustments relate to the PHC tax matter.

a.
an increase of $24.0 million, $23.8 million, $23.5 million, $23.3 million, $23.0 million, $22.7 million, $22.4 million and $22.0 million to the Company's "other noncurrent liabilities" on the Consolidated Balance Sheet as of January 2, 2010, October 3, 2009, July 4, 2009, April 4, 2009, January 3, 2009, September 27, 2008, June 28, 2008, and March 29, 2008, respectively;

b.
an increase of $24.0 million, $23.8 million, $23.5 million, $23.3 million, $23.0 million, $22.7 million, $22.4 million, $22.0 million to the Company's "retained deficit" on the Consolidated Balance Sheet as of January 2, 2010, October 3, 2009, July 4, 2009, April 4, 2009, January 3, 2009, September 27, 2008, June 28, 2008, and March 29, 2008, respectively. These amounts include $20.1 million associated with the recording of the aforementioned PHC tax matter accrual at the adoption of ASC 740 for uncertain tax obligations on December 31, 2006;

c.
an increase of approximately $0.3 million to the Company's "income tax expense" in each of the Consolidated Statement of Operations for the three months ended January 2, 2010, October 3, 2009, July 4, 2009, April 4, 2009, respectively;

d.
an increase of approximately $0.3 million to the Company's "income tax expense" in each of the Consolidated Statement of Operations for the three months ended January 3, 2009, September 27, 2008, June 28, 2008, and March 29, 2008, respectively; and

e.
a decrease of $1.0 million, $1.3 million and $1.6 million to the Company's "net income (loss) attributable to Polymer Group, Inc." on the Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. These adjustments did not result in any change to net cash provided by operating activities in any of the restated periods presented and had no impact on the Company's period end cash balances.

(2)
The following adjustments relate to previously identified out-of-period adjustments for certain other accounting errors that were deemed by management in past periods to be immaterial, individually and in the aggregate. The adjustments to correct these items are grouped and presented as "Other Accounting Adjustments". The more significant adjustments are summarized below in a tabular presentation relative to the financial statement lines affected, the period affected and the reason for the adjustment. Others are described by subject matter and the least significant adjustments are not discussed. When appropriate, adjustments were made to the accumulated deficit as of December 30, 2006 and to financial statements as of and for the three year period ended January 2, 2010.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  a.
  Property, plant and equipment, net:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(0.8) million	$(0.8) million	$(0.9) million	$(0.9) million
Interest capitalization at a foreign operation	—	—	—	—
Disposal of fixed asset at a foreign operation	—	0.6 million	0.6 million	0.6 million
Other	(0.1) million	0.1 million	0.2 million	0.2 million

Total Adjustment	$(0.9) million	$(0.1) million	$(0.1) million	$(0.1) million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(1.0) million	$(0.9) million	$(0.7) million	$(0.5) million
Interest capitalization at a foreign operation	0.2 million	0.1 million	—	—
Disposal of fixed asset at a foreign operation	0.6 million	0.6 million	0.6 million	0.6 million
Other	0.1 million	0.2 million	0.1 million	—

Total Adjustment	$(0.1) million	$—	$—	$0.1 million

  b.
  Retained earnings (deficit): Reflects the impact of adjustments related to prior period Consolidated Statements of Operations.

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(0.8) million	$(0.8) million	$(0.9) million	$(1.0) million
Foreign currency exchange impact on intercompany loans	0.4 million	—	(0.4) million	(0.7) million
Reconciliation of intercompany activity	—	(0.3) million	(0.5) million	(0.8) million
Income taxes	—	0.5 million	0.6 million	1.4 million
Noncontrolling interest	—	(0.7) million	2.5 million	(0.2) million
Other	(0.1) million	—	0.1 million	0.4 million

Total Adjustment	$(0.5) million	$(1.3) million	$1.4 million	$(0.9) million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Depreciation of assets at a foreign operation	$(1.0) million	$(0.9) million	$(0.7) million	$(0.5) million
Foreign currency exchange impact on intercompany loans	(1.1) million	(1.2) million	(1.2) million	(1.2) million
Reconciliation of intercompany activity	(1.1) million	(1.2) million	(1.3) million	(1.4) million
Income taxes	1.6 million	0.9 million	0.7 million	0.1 million
Noncontrolling interest	—	0.2 million	0.4 million	0.7 million
Other	0.5 million	0.4 million	0.3 million	(0.1) million

Total Adjustment	$(1.1) million	$(1.8) million	$(1.8) million	$(2.4) million

  c.
  Accumulated other comprehensive income:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$(0.4) million	—	$0.4 million	$0.7 million
Reconciliation of intercompany activity	—	0.5 million	0.8 million	1.1 million
Noncontrolling interest	—	—	(0.6) million	—
Other	—	—	—	—

Total Adjustment	$(0.4) million	$0.5 million	$0.6 million	$1.8 million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$1.1 million	$1.2 million	$1.2 million	$1.2 million
Reconciliation of intercompany activity	1.4 million	1.5 million	1.5 million	1.6 million
Other	(0.1) million	(0.2) million	(0.1) million	—

Total Adjustment	$2.4 million	$2.5 million	$2.6 million	$2.8 million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  d.
  The Company determined it did not properly account for income tax expense, deferred income taxes and taxes payable at several of the Company's foreign and domestic operations.

  Impact on Consolidated Statements of Operations and Consolidated Balance Sheets:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Income tax expense	$0.5 million	$0.3 million	$0.7 million	$0.1 million
Deferred income taxes, current asset	—	—	—	$1.0 million
Deferred income taxes, non-current asset	—	—	—	$(0.3) million
Income Taxes Payable	—	$(0.1) million	$(0.1) million	$(1.9) million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Income tax expense	$(0.7) million	$(0.1) million	$(0.7) million	$0.5 million
Deferred income taxes, current asset	$1.0 million	$0.7 million	$0.5 million	$0.2 million
Deferred income taxes, non-current asset	$(0.2) million	$(0.1) million	$(0.2) million	—
Income Taxes Payable	$(1.9) million	$(1.9) million	$(1.9) million	$(1.9) million
  e.
  Additional paid-in capital:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Deferred income taxes	$—	$—	$—	$1.6 million
Reconciliation of intercompany activity	—	—	—	—
Noncontrolling interest	—	—	1.6 million	1.6 million
Other	—	—	0.1 million	0.1 million

Total Adjustment	$—	$—	$1.7 million	$3.3 million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Deferred income taxes	$1.6 million	$1.6 Million	$1.6 Million	$1.6 Million
Reconciliation of intercompany activity	1.6 million	1.6 Million	1.6 Million	1.6 Million
Other	0.1 million	0.1 million	0.1 million	0.1 million

Total Adjustment	$3.3 million	$3.3 million	$3.3 million	$3.3 million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  f.
  Foreign currency and other loss/ (gain), net:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$(0.4) million	$(0.4) million	$(0.4) million	$(0.4) million
Reconciliation of intercompany activity	(0.3) million	(0.3) million	(0.3) million	(0.3) million

Total Adjustment	$(0.7) million	$(0.7) million	$(0.7) million	$(0.7) million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Foreign currency exchange impact on intercompany loans	$—	$(0.1) million	$(0.1) million	$(0.1) million
Reconciliation of intercompany activity	(0.1) million	(0.1) million	(0.1) million	(0.1) million
Other	(0.1) million	—	—	—

Total Adjustment	$(0.2) million	$(0.2) million	$(0.2) million	$(0.2) million

  g.
  Noncontrolling interest: The Company determined it did not properly account for noncontrolling interests in prior year financials. While the adjustments affected both the Consolidated Statements of Operations and Consolidated Balance Sheets, the most significant impact was $4.8 million, $2.7 million, $2.0 million, $2.3 million, $2.6 million, and $2.8 million to the Consolidated Balance Sheets, for the fiscal quarters ending, July 4th, 2009, April 4th, 2009, January 3rd, 2009, September 27th, 2008, June 28th, 2008 and March 29th, 2008, respectively.

  h.
  Other current assets:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Disposal of fixed asset at a foreign operation	$—	$(0.6) million	$(0.6) million	$(0.6) million
Other	—	—	—	—

Total Adjustment	$—	$(0.6) million	$(0.6) million	$(0.6) million

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Disposal of a fixed asset at a foreign operation	$(0.7) million	$(0.7) million	$(0.7) million	$(0.8) million
Other	0.1 million	(0.1) million	(0.3) million	(0.4) million

Total Adjustment	$(0.6) million	$(0.8) million	$(1.0) million	$(1.2) million

  i.
  Other assets:

	January 2, 2010 Increase (decrease)	October 3, 2009 Increase (decrease)	July 4, 2009 Increase (decrease)	April 4, 2009 Increase (decrease)
Adjustment to correct:
Non controlling interest	$—	$(0.6) million	$(0.6) million	$(0.6) million
Other	—	—	—	—

Total Adjustment	$—	$(0.6) million	$(0.6) million	$(0.6) million

	January 3, 2009 Increase (decrease)	September 27, 2008 Increase (decrease)	June 28, 2008 Increase (decrease)	March 29, 2008 Increase (decrease)
Adjustment to correct:
Non controlling interest	$(0.6) million	$(0.6) million	$(0.6) million	$(0.6) million
Other	—	—	—	—

Total Adjustment	$(0.6) million	$(0.6) million	$(0.6) million	$(0.6) million

Note 24. Supplemental Cash Flow Information

        Cash payments of interest and taxes consist of the following (in thousands):

	2009	2008	2007
Cash payments of interest, net of amounts capitalized	$26,261	$31,879	$31,833
Cash payments of income taxes, net	7,611	4,491	7,676

        Noncash investing or financing transactions in fiscal 2009 included the surrender of 103,760 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and the 2008 Restricted Plan in the amount of $0.9 million to satisfy employee withholding tax obligations. Also, the Company issued 193,434 shares of the Company's Class A Common Stock in lieu of the cash payment of short-term incentive compensation. Additionally, the Company issued approximately one million shares of Class A Common Stock in conjunction with the purchase of certain assets and the operations of the businesses of Tesalca-Texnovo. See Note 5 "Acquisitions".

        Noncash investing or financing transactions in fiscal 2008 included the surrender of 45,854 shares of the Company's Class A Common Stock to the Company by participants in the 2005 Stock Plan and

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 25. Subsequent Events

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

        This Annual Report on Form 10-K/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements' report in this Annual Report on Form 10-K/A.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

        The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K/A:

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

(a)   3. Exhibits

        Exhibits required in connection with this Annual Report on Form 10-K/A are listed below. Certain exhibits are incorporated by reference to other documents on file with the Securities and Exchange Commission, with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated By-Laws of the Company. (2)
4.1	Shareholders Agreement, dated as of March 5, 2003. (3)
4.2	Amendment No. 1 to Shareholders Agreement, dated as of December 20, 2004. (4)
4.3	Shareholders Agreement, dated as of November 30, 2009, by and among Polymer Group, Inc.,Tesalca-99, S.A., Texnovo, S.A., MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (5)
10.1	Credit Agreement, dated as of November 22, 2005, among Polymer Group, Inc. as Borrower, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent, Document Agent, Collateral Agent and Syndication Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner (the "2005 Credit Agreement"). (6)
10.2	Security Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as Grantors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (7)

Exhibit Number	Document Description
10.3	Pledge Agreement, by Polymer Group, Inc., and the domestic subsidiaries party thereto, as pledgors, and Citicorp North America, Inc. as Collateral Agent, dated as of November 22, 2005. (8)
10.4	Guarantee Agreement, dated as of November 22, 2005, among each of the subsidiaries listed on Schedule I thereto of Polymer Group, Inc., and Citicorp North America, Inc. as Collateral Agent and Administrative Agent. (9)
10.5	Amendment No. 1 to the 2005 Credit Agreement, dated as of December 8, 2006. (10)
10.6	Amendment No. 2 to the 2005 Credit Agreement, dated as of September 17, 2009. (11)
10.7	Asset Transfer Agreement, dated October 30, 2009, among Polymer Group, Inc., Parametro Tecnologico, S.L.U., Tesalca-99, S.A., Texnovo, S.A. and Grupo Corinpa, S.L. (12)
10.8	Executive Employment Agreement, dated as of March 29, 2007, between Polymer Group, Inc. and Veronica M. Hagen. (13)**
10.9	Amendment No. 1, dated as of March 30, 2007, to Executive Employment Agreement, dated as of March 24, 2006, between Polymer Group, Inc. and Willis C. Moore, III. (14)**
10.10	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Willis C. Moore, III and Polymer Group, Inc. (This agreement was terminated by the Separation Agreement entered into on April 8, 2008 between Willis C. Moore, III and Polymer Group, Inc.) (15)*
10.11	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Robert J. Kocourek and Polymer Group, Inc. (This agreement was amended on April 10, 2008 between Robert J. Kocourek and Polymer Group, Inc.) (16)**
10.12	Change in Control Severance Compensation Agreement, dated as of January 23, 2008, between Michael W. Hale and Polymer Group, Inc. (17)**
10.13	Separation Agreement, dated as of April 8, 2008, between Willis C. Moore, III and Polymer Group, Inc. (18)**
10.14	Amendment No. 1 to Change in Control Severance Compensation Agreement, dated as of April 10, 2008, between Robert J. Kocourek and Polymer Group, Inc. (19)**
10.15	Separation Agreement, dated as of October 15, 2009, between Robert J. Kocourek and Polymer Group, Inc. (34)**
10.16	Change in Control Severance Compensation Agreement, dated as of December 9, 2009, between Dennis E. Norman and Polymer Group, Inc. (34)**
10.17	Form of Change in Control Severance Compensation Agreements. (20)**
10.18	Polymer Group, Inc. 2003 Stock Option Plan. (21)**
10.19	Polymer Group, Inc. 2003 Stock Option Plan Amendments. (22)**
10.20	Polymer Group, Inc. 2004 Restricted Stock Plan. (23)**
10.21	Polymer Group, Inc. 2005 Stock Option Plan. (24)**
10.22	Form of Stock Option Agreement for 2003 Plan. (25)**
10.23	Polymer Group, Inc. Short-Term Incentive Compensation Plan. (26)**
10.24	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan. (27)**
10.25	Amended and Restated Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan, effective as of May 22, 2009. (28)**
10.26	Amended and Restated Polymer Group, Inc. 2004 Restricted Stock Plan, effective as of May 22, 2009. (29)**
10.27	Polymer Group, Inc. 2005 Employee Restricted Stock Plan. (30)**
10.28	Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan. (31)**
10.29	Form of Restricted Stock Grant Agreement. (32)**

Exhibit Number	Document Description
10.30	Form of Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan Restricted Stock Agreement. (33)**
21	List of Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(32)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 30, 2006.

(33)
Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on May 29, 2008.

(34)
Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2010.

*
The Company has no remaining obligations under these agreements. These documents are filed as exhibits to this Annual Report on Form 10-K/A pursuant to Item 601(b)(10) of Regulation S-K, which requires the filing of every material agreement that was entered into not more than two years before the filing of this Annual Report on Form 10-K/A.

**
Management contract or compensatory plan or arrangement.

POLYMER GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		ADDITIONS			DEDUCTIONS
Description	Balance at beginning of period	Charged To costs and expenses As Restated	Charged to other accounts		As Restated		Balance at end of period
Fiscal Year ended January 2, 2010
Allowance for doubtful accounts	$7,673	2,320	411	(1)	1,256	(2)	$9,148
Valuation allowance for deferred tax assets	183,567	8,540	626	(3)	17,003	(4)	175,730
Plant realignment	2,672	17,113	(21)		16,961	(5)	2,803
Fiscal Year ended January 3, 2009
Allowance for doubtful accounts	$5,963	1,931	(181)		40		$7,673
Valuation allowance for deferred tax assets	172,695	16,630	3,092	(2)(3)	8,850	(4)	183,567
Plant realignment	5,903	6,388	120		9,739	(5)	2,672
Fiscal Year ended December 29, 2007
Allowance for doubtful accounts	$5,987	138	(84)		78		$5,963
Valuation allowance for deferred tax assets	117,427	16,091	39,821	(3)	644	(4)	172,695
Plant realignment	2,044	23,195	581		19,917	(5)	5,903

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

POLYMER GROUP, INC.
Date: August 17, 2010	By:	/s/ DENNIS E. NORMAN Dennis E. Norman Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 17, 2010.

Signature	Title

/s/ VERONICA M. HAGEN Veronica M. Hagen	Chief Executive Officer and Director
/s/ DENNIS E. NORMAN Dennis E. Norman	Chief Financial Officer
/s/ WILLIAM B. HEWITT William B. Hewitt	Chairman of the Board of Directors
/s/ KEITH B. HALL Keith B. Hall	Director
Carlos P. Cavallé	Director
/s/ ELIZABETH ANNE FESSENDEN Elizabeth Anne Fessenden	Director
/s/ JAMES A. OVENDEN James A. Ovenden	Director
/s/ MARK R. PATTERSON Mark R. Patterson	Director
/s/ JURRIAAN VAN DER SCHEE Jurriaan van der Schee	Director