Form 10-Q/A
period 2010-04-03
POLYMER GROUP INC
filed 2010-08-17
CIK 927417

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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☒	Smaller reporting company ☐
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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends Polymer Group, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 as filed on May 14, 2010 (the "Form 10-Q"). Polymer Group, Inc. has filed this Amendment to restate previously issued financial statements and the accompanying notes as of and for the periods ended April 3, 2010 and April 4, 2009 contained in Item 1. Financial Statements. The Amendment corrects certain accounting errors resulting from our determination that the Company may be subject to personal holding company ("PHC") tax for past periods, as described in Note 2 herein. In conjunction with the restatements, the Company has also corrected the financial statements for previously identified out-of-period adjustments that were immaterial, both individually and in the aggregate, in the periods in which such adjustments should have been originally recorded.

        The Amendment includes corresponding numerical and/or textual changes in Item 2. Management's Discussion and Analysis of Results of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures. The Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, and Certification Pursuant to 18 U.S.C. Section 1350 as exhibits 32.1 and 32.2.

        Except as expressly set forth above, the Amendment does not and does not purport to amend, update or restate other information or events contained herein that have occurred after the filing of the original Form 10-Q. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. Simultaneously with the filing of their Amendment, the Company has also restated its financial statements for the fiscal year ended January 2, 2010 as filed on March 23, 2010 (the "Form 10-K") to restate previously issued financial statements for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

        The filing of this Amendment shall not be deemed an admission that the original Form 10-Q, when originally filed, included any untrue statement of material fact or knowingly omitted to state a material fact necessary to make any statement therein not misleading.

POLYMER GROUP, INC.
INDEX TO FORM 10-Q/A

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A

        Readers should consider the following information as they review this Form 10-Q/A:

        The terms "Polymer Group," "Company," "we," "us," and "our" as used in this Form 10-Q/A refer to Polymer Group, Inc. and its subsidiaries.

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

  •
  changes in environmental laws and regulations, including climate change-related legislation and regulation; and

  •
  the outcome of discussions with the Internal Revenue Service regarding the potential payments due associated with the personal holding company tax issue discussed herein.

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	April 3, 2010 As Restated	January 2, 2010 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$54,265	$59,521
Accounts receivable, net	143,910	127,976
Inventories	106,863	106,820
Deferred income taxes	3,643	3,612
Other current assets	44,703	34,382

Total current assets	353,384	332,311
Property, plant and equipment, net	317,314	330,415
Intangibles and loan acquisition costs, net	8,506	9,006
Deferred income taxes	2,890	2,777
Other assets	26,970	27,029

Total assets	$709,064	$701,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$6,670	$3,690
Accounts payable and accrued liabilities	188,371	148,042
Income taxes payable	1,034	3,940
Current portion of long-term debt	15,332	16,921

Total current liabilities	211,407	172,593
Long-term debt	318,952	322,021
Deferred income taxes	20,372	21,425
Other noncurrent liabilities	41,183	61,280

Total liabilities	591,914	577,319
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—21,099,971 and 20,875,378 issued and outstanding at April 3, 2010 and January 2, 2010, respectively	211	209
Class B convertible common stock—82,919 and 83,807 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	212,379	211,768
Retained deficit	(139,612)	(137,367)
Accumulated other comprehensive income	36,041	41,570

Total Polymer Group, Inc. shareholders' equity	109,020	116,181
Noncontrolling interests	8,130	8,038

Total equity	117,150	124,219

Total liabilities and equity	$709,064	$701,538

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended April 3, 2010 As Restated	Three Months Ended April 4, 2009 As Restated
Net sales	$279,370	$210,010
Cost of goods sold	231,033	160,524

Gross profit	48,337	49,486
Selling, general and administrative expenses	33,520	26,982
Acquisition and integration expenses	1,524	—
Special charges, net	4,242	2,891
Other operating (income), net	(917)	(352)

Operating income	9,968	19,965
Other expense (income):
Interest expense, net	8,655	7,439
Gain on reacquisition of debt	—	(2,431)
Foreign currency and other loss, net	488	1,465

Income before income tax expense and discontinued operations	825	13,492
Income tax expense	2,982	7,535

Income (loss) from continuing operations	(2,157)	5,957
Income from discontinued operations	—	1,941

Net income (loss)	(2,157)	7,898
Net (income) loss attributable to noncontrolling interests	(88)	1,663

Net income (loss) attributable to Polymer Group, Inc.	$(2,245)	$9,561

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$(0.11)	$0.39
Discontinued operations	—	0.10

Basic	$(0.11)	$0.49

Diluted	$(0.11)	$0.49

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended April 3, 2010 As Restated	Three Months Ended April 4, 2009 As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	(2,245)	$9,561
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	—	1,600
Deferred income taxes	(1,479)	1,010
Depreciation and amortization	11,921	12,633
Gain on reacquisition of debt	—	(2,431)
(Gain) loss on sale of assets, net	(31)	—
Non-cash compensation	1,255	423
Changes in operating assets and liabilities:
Accounts receivable, net	(18,628)	12,210
Inventories	(1,384)	11,170
Other current assets	(6,976)	(3,323)
Accounts payable and accrued liabilities	18,501	(20,132)
Other, net	382	1,223

Net cash provided by operating activities	1,316	23,944

Investing activities:
Purchases of property, plant and equipment	(4,688)	(3,393)
Proceeds from sale of assets	31	—
Acquisition of intangibles and other	(111)	(77)

Net cash used in investing activities	(4,768)	(3,470)

Financing activities:
Proceeds from borrowings	14,582	10,762
Repayment of borrowings	(16,064)	(9,624)
Reacquisition of debt	—	(12,375)
Loan acquisition costs	(16)	—

Net cash used in financing activities	(1,498)	(11,237)

Effect of exchange rate changes on cash	(306)	(684)

Net increase (decrease) in cash and cash equivalents	(5,256)	8,553
Cash and cash equivalents at beginning of period	59,521	45,718

Cash and cash equivalents at end of period	$54,265	$54,271

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

        The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K/A for the period ended January 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year. The Consolidated Balance Sheet data included herein as of January 2, 2010 have been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share- based plans in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information

        The Company has restated its previously issued financial statements and accompanying footnotes as of and for the quarters ended April 3, 2010 and April 4, 2009 to correct accounting errors. The Company has also restated its previously issued consolidated Balance Sheet as of January 2, 2010, which was filed on Form 10-K/A on August 17, 2010.

        The restatement of prior period financial statements resulted from the Company's determination that the Company may be subject to personal holding company ("PHC") tax for past periods. Specifically, as a part of its previously announced process to review strategic alternatives, certain inquiries were made by third party professionals which prompted management and its tax advisors to evaluate the application of highly specialized provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), relating to circumstances under which a company may be designated as a PHC. Management has historically relied upon multiple third party tax professionals to assist in the preparation of the Company's income tax filings and to advise management on the Company's tax structure. The PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies, such as the Company, whose primary source of income is from operating activities. As a result of an evaluation of Sections 541 through 547 of the IRC relating to the PHC rules, and based on requested ownership information received from its majority stockholders, however, management has determined that a tax liability associated with uncertain tax positions should have been recorded in prior periods in accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes" ("ASC 740") for the reasons described below.

        The Company and its subsidiaries maintain a series of complex intercompany loans and intellectual property agreements that generate royalties, dividends, and/or interest income between such entities. As a result, certain of the Company's U.S. subsidiaries have income from affiliates within the consolidated Company group that could be classified as PHC income as defined in Section 543 of the IRC.

        Additionally, the Company has determined that it may have met certain ownership requirements outlined in Section 542 of the IRC and have earned income that may be classified as undistributed PHC income as defined in Section 545 of the IRC that may subject it to the tax described in Section 541 of the IRC. Although over 51% of the Company's common stock has been held by two partnerships (rather than individuals), under Section 544 of the IRC, each of the individual partners in a partnership could be deemed to own, for purposes of the PHC ownership test, all of the stock of the Company owned by that partnership. Based on the above, the Company could be considered to have met the PHC ownership requirement since March of 2003.

        The Company has evaluated various tax settlement positions associated with the issue and has determined that an aggregate tax liability determined in accordance with ASC 740 of approximately $24.3 million should be recognized as of April 3, 2010 and that the recording of this liability would also impact the fiscal quarterly period ended April 4, 2009. As the majority of the potential tax liability arose in periods prior to fiscal year 2007, the predominant amount of the liability was reflected as an adjustment to retained earnings and noncurrent liabilities on the balance sheet as of January 2, 2010, with income statement adjustments made to reflect interest on the PHC liability after that time.

        Despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation and intends to seek a ruling from the Internal

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

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

        In addition to the PHC tax matter discussed above, management determined that it would restate the aforementioned previously issued financial statements for certain other accounting adjustments that were deemed by management in past periods to be immaterial, individually and in the aggregate. The accounting adjustments are grouped into the following categories: "Personal Holding Company Tax" and "Other Accounting Adjustments". The appropriate adjustments were made to Retained earnings (deficit) as of January 2, 2010. In addition, footnotes 4, 7, 11, 16, 17 and 18 were changed as a result of the above.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

        The effects of the restatement described above on the Company's Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows are summarized in the following financial results tables (in 000's), except per share amounts:

POLYMER GROUP, INC.
Consolidated Balance Sheet (Unaudited)
(In Thousands, Except Share Data)

	April 3, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Assets
Cash and cash equivalents	$54,265	$—	$—		$54,265
Accounts receivable, net	144,912	—	(1,002	)a	143,910
Inventories	106,863	—	—		106,863
Deferred income taxes	3,643	—	—		3,643
Other current assets	43,701	—	1,002	(a)	44,703

Total current assets	353,384	—	—		353,384
Property, plant and equipment, net	317,454	—	(140)		317,314
Intangibles and loan acquisition costs, net	8,506	—	—		8,506
Deferred income taxes	2,890	—	—		2,890
Other assets	26,970	—	—		26,970

Total assets	$709,204	$—	$(140)		$709,064

Liabilities And Shareholders' Equity
Short-term borrowings	$6,670	$—	$—		$6,670
Accounts payable and accrued liabilities	164,098	24,273	—		188,371
Income taxes payable	1,034	—	—		1,034
Current portion of long-term debt	15,332	—	—		15,332

Total current liabilities	187,134	24,273	—		211,407
Long-term debt	318,952	—	—		318,952
Deferred income taxes	20,372	—	—		20,372
Other noncurrent liabilities	38,656	—	2,527	(b,e)	41,183

Total liabilities	565,114	24,273	2,527		591,914
Preferred stock	—	—	—		—
Class A—Common stock	211	—	—		211
Class B—Common stock	1	—	—		1
Additional paid-in capital	212,379	—	—		212,379
Retained earnings (deficit)	(112,672)	(24,273)	(2,667)		(139,612)
Accumulated other comprehensive income	36,041	—	—		36,041

Total Polymer Group, Inc. shareholders' equity	135,960	(24,273)	(2,667)		109,020
Noncontrolling interests	8,130	—	—		8,130

Total equity	144,090	(24,273)	(2,667)		117,150

Total liabilities and equity	$709,204	$—	$(140)		$709,064

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

POLYMER GROUP, INC.
Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended April 3, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$280,595	$—	$(1,225	)(a)	$279,370
Cost of goods sold	233,021	—	(1,988	)(a,c)	231,033

Gross profit	47,574	—	763		48,337
Selling, general and administrative expenses	33,520	—	—		33,520
Acquisition and integration expenses	1,524	—	—		1,524
Special charges, net	4,217	—	25		4,242
Other operating (income) loss, net	(917)	—	—		(917)

Operating income (loss)	9,230	—	738		9,968

Other expense (income):
Interest expense	8,655	—	—		8,655
Foreign currency and other loss (gain), net	60	—	428	(d)	488

Income (loss) before income taxes and discontinued operations	515	—	310		825
Income tax expense	214	241	2,527	(b,e)	2,982

Income (loss) from continuing operations	301	(241)	(2,217)		(2,157)
Discontinued operations:
Income (loss) from operations of discontinued business	—	—	—		—
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	—	—	—		—

Net income (loss)	301	(241)	(2,217)		(2,157)
Net income (loss) attributable to noncontrolling interests	(88)	—	—		(88)

Net income (loss) attributable to Polymer Group, Inc.	$213	$(241)	$(2,217)		$(2,245)

Earnings (loss per common share attributable to Polymer Group, Inc. common Shareholders:
Basic:	$0.01				$(0.11)

Diluted:	$0.01				$(0.11)

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

POLYMER GROUP, INC.
Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended April 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2)		As Restated
Net sales	$210,010	$—	$—		$210,010
Cost of goods sold	160,591	—	(67)		160,524

Gross profit	49,419	—	67		49,486
Selling, general and administrative expenses	26,842	—	140		26,982
Acquisition and integration expenses	—	—	—		—
Special charges, net	2,891	—	—		2,891
Other operating (income) loss, net	(352)	—	—		(352)

Operating income (loss)	20,038	—	(73)		19,965

Other expense (income):
Interest expense	7,393	—	46		7,439
Gain on reacquisition of debt	(2,431)	—	—		(2,431)
Loss on extinguishment of debt	—	—	—		—
Foreign currency and other loss (gain), net	2,156	—	(691	)(d)	1,465

Income (loss) before income taxes and discontinued operations	12,920	—	572		13,492
Income tax expense	7,182	250	103	(b)	7,535

Income (loss) from continuing operations	5,738	(250)	469		5,957
Discontinued operations:
Income (loss) from operations of discontinued business	1,941	—	—		1,941
Gain on sale of discontinued operations	—	—	—		—

Income (loss) from discontinued operations	1,941	—	—		1,941

Net income (loss)	7,679	(250)	469		7,898
Net income (loss) attributable to noncontrolling interests	1,877	—	(214)		1,663

Net income (loss) attributable to Polymer Group, Inc.	$9,556	$(250)	$255		$9,561

Earnings (loss) per common share attributable to Polymer Group, Inc. common Shareholders.
Basic:
Continuing operations	$0.39				$0.39
Discontinued operations	0.10				0.10

Basic:	$0.49				$0.49

Diluted:
Continuing operations	$0.39				$0.39
Discontinued operations	0.10				0.10

Diluted	$0.49				$0.49

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

POLYMER GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	April 3, 2010
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2f)	As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$213	$(241)	$(2,217)	$(2,245)
Adjustments to reconcile net income (loss) attributable to net cash provided by (used in) operating activities:
Asset impairment charges	—	—	—	—
(Gain)/loss on sale of assets, net	(31)	—	—	(31)
Gain on reacquisition of debt	—	—	—	—
Deferred income taxes	(1,479)	—	—	(1,479)
Depreciation and amortization	12,684	—	(763)	11,921
Noncash compensation	1,255	—	—	1,255
Changes in operating assets and liabilities:
Accounts receivable, net	(19,630)	—	1,002	(18,628)
Inventories	(1,384)	—	—	(1,384)
Other current assets	(5,974)	—	(1,002)	(6,976)
Accounts payable and accrued expenses	18,260	241	—	18,501
Other, net	(2,573)	—	2,955	382

Net cash provided by operating activities	1,341	—	(25)	1,316

Investing activities:
Purchases of property, plant and equipment	(4,713)	—	25	(4,688)
Proceeds from sale of assets	31	—	—	31
Patents and other	(111)	—	—	(111)

Net cash used in investing activities	(4,793)	—	25	(4,768)

Financing activities:
Proceeds from borrowings	14,582	—	—	14,582
Repayment of borrowings	(16,064)	—	—	(16,064)
Loan acquisition costs	(16)	—	—	(16)

Net cash (used in) provided by financing activities	(1,498)	—	—	(1,498)

Effect of exchange rate changes on cash	(306)	—	—	(306)

Net increase (decrease) in cash and cash equivalents	(5,256)	—	—	(5,256)
Cash and cash equivalents at beginning of period	59,521	—	—	59,521

Cash and cash equivalents at end of period	$54,265	$—	$—	$54,265

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

POLYMER GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	April 4, 2009
		Adjustments
	Originally Reported	Personal Holding Company Tax(1)	Other Accounting Adjustments(2f)	As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$9,556	$(250)	$255	$9,561
Adjustments to reconcile net income (loss) attributable to net cash provided by (used in) operating activities:
Asset impairment charges	1,600	—	—	1,600
(Gain)/loss on sale of assets, net	—	—	—	—
Gain on reacquisition of debt	(2,431)	—	—	(2,431)
Deferred income taxes	1,010	—		1,010
Depreciation and amortization	12,700	—	(67)	12,633
Noncash compensation	423	—	—	423
Changes in operating assets and liabilities:
Accounts receivable, net	12,329	—	(119)	12,210
Inventories	11,170	—		11,170
Other current assets	(3,303)	—	(20)	(3,323)
Accounts payable and accrued expenses	(20,272)	—	140	(20,132)
Other, net	1,208	250	(235)	1,223

Net cash provided by operating activities	23,990	—	(46)	23,944

Investing activities:
Purchases of property, plant and equipment	(3,439)	—	46	(3,393)
Patents and other	(77)	—	—	(77)

Net cash used in investing activities	(3,516)	—	46	(3,470)

Financing activities:
Proceeds from borrowings	10,762	—	—	10,762
Repayment of borrowings	(9,624)	—	—	(9,624)
Repurchase of debt	(12,375)	—	—	(12,375)
Loan acquisition costs	—	—	—	—

Net cash (used in) provided by financing activities	(11,237)	—	—	(11,237)

Effect of exchange rate changes on cash	(684)	—	—	(684)

Net increase (decrease) in cash and cash equivalents	8,553	—	—	8,553
Cash and cash equivalents at beginning of period	45,718	—	—	45,718

Cash and cash equivalents at end of period	$54,271	$—	$—	$54,271

Explanatory notes to adjustments on the preceding financial statements:

1.
The following adjustments relate to the PHC tax matter:

a.
an increase of $24.3 million to "accounts payable and accrued liabilities" and an increase of $24.0 million "other noncurrent liabilities" on the Consolidated Balance Sheets as of April 3, 2010 and January 2, 2010, respectively;

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

  b.
  an increase of $24.3 million and $24.0 million to "retained earnings (deficit)" on the Consolidated Balance Sheets as of April 3, 2010 and January 2, 2010, respectively. These amounts include $20.1 million associated with the recording of the PHC tax matter accrual in accordance with ASC 740 for uncertain tax obligations; and

  c.
  an increase of approximately $0.2 million and $0.3 million to "income tax expense" in the Consolidated Statements of Operations for the three months ended April 3, 2010 and April 4, 2009, respectively.

  d.
  a decrease of $0.2 million and $0.3 million to the Company's "Net income (loss) attributable to Polymer Group, Inc." on the Consolidated Statements of Cash Flows of Operations for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. These adjustments did not result in any material change to net cash provided by operating activities in any of the restated periods presented and had no impact on the Company's period end cash balances.

(2)
The following adjustments relate to previously identified out-of-period adjustments for certain other accounting errors that were deemed by management in past periods to be immaterial, individually and in the aggregate. The adjustments to correct these items are grouped and presented as "Other Accounting Adjustments". The more significant adjustments are summarized below. The appropriate adjustments were made to "Retained earnings (deficit)" in the financial statements as of and for the period ended January 2, 2010.

a.
the Company determined that it did not properly account for the elimination of intercompany sales with one of its foreign subsidiaries for which the adjustment resulted in a decrease of $1.2 million to "Net sales" and "Cost of goods sold" on the Consolidated Statements of Operations for the three month period ended April 3, 2010. The adjustment also resulted in a decrease of $1.0 million in "Accounts Receivable, net" with a corresponding $1.0 million increase to "Other current assets" on the Consolidated Balance Sheet as of April 3, 2010.

b.
the Company determined that it did not properly account for discrete items within its quarterly tax provisions. The adjustments resulted in an increase of $0.6 million to "Income tax expense" on the Consolidated Statements of Operations for the three months ended April 3, 2010 and a corresponding increase of $0.6 million to "Other noncurrent liabilities" on the Consolidated Balance Sheet as of April 3, 2010 and an increase of $0.1 million to "Income tax expense" on the Consolidated Statements of Operations for the three months ended April 4, 2009.

c.
the Company determined that it did not properly account for depreciation on fixed assets at one of its foreign subsidiaries for which the adjustment resulted in a decrease of $0.7 million to "Cost of goods sold" on the Consolidated Statements of Operations for the three months ended April 3, 2010 and a corresponding increase of $0.7 million to "Retained earnings (deficit)" on the Consolidated Balance Sheets as of April 3, 2010.

d.
the Company determined that it did not properly account for the foreign currency effects of interest attributable to intercompany loans and other intercompany matters which resulted in adjusting the "Foreign currency and other loss (gain) for $0.4 million in the first quarter of 2010 and adjusting the foreign currency gain by $0.7 million in the first quarter of 2009, thereby adjusting "foreign currency and other loss (gain), net" in each of the Consolidated Statements of Operations for the three months ended April 3, 2010 and April 4, 2009.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Restatement of Prior Period Financial Information (Continued)

  e.
  the Company determined that it did not properly account for ordinary losses in certain tax jurisdictions in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods", which resulted in an increase of $1.9 million to "Income tax expense" on the Consolidated Statements of Operations for the three months ended April 3, 2010 and a corresponding increase of $1.9 million to "Other noncurrent liabilities" on the Consolidated Balance Sheet as of April 3, 2010.

  f.
  The adjustments discussed above resulted in the reclassification of amounts presented within or between "Net cash provided by operating activities" and "Net cash used in investing activities" within the Consolidated Statements of Cash Flows for the quarters ended April 3, 2010, and April 4, 2009. These adjustments were deemed by management in past periods to be immaterial, individually and in the aggregate, and had no impact on the Company's period end cash balances.

Note 3. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

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

        During the first quarter of fiscal 2010, approximately $55.1 million of gross receivables have been sold under the terms of these factoring agreements, compared to approximately $55.2 million during the first quarter of fiscal 2009. The sale of these receivables accelerated the collection of the Company's cash and reduced credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria noted

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Concentration of Credit Risks and Accounts Receivable Factoring Agreements (Continued)

in ASC 860, "Transfers and Servicing" ("ASC 860"), for financial instruments. The gross amount of trade receivables sold to the factoring companies and, therefore, excluded from the Company's accounts receivable, was $36.9 million and $35.1 million as of April 3, 2010 and January 2, 2010, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $7.6 million and $6.1 million at April 3, 2010 and January 2, 2010, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. Net of amounts due from factoring companies, the net outstanding balance of factored receivables was $29.3 million and $29.0 million at April 3, 2010 and January 2, 2010, respectively. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

Note 4. Special Charges, Net

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

	Three Months Ended April 3, 2010 As Restated	Three Months Ended April 4, 2009
Asset impairment charges	$—	$1,600
Restructuring and plant realignment costs	4,217	1,284
Other costs (credits)	25	7

	$4,242	$2,891

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

Restructuring and plant realignment costs

        Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Special Charges, Net (Continued)

summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the three month period ended April 3, 2010 (in thousands):

As Restated
Balance accrued at beginning of year	$2,803
2010 restructuring and plant realignment costs	4,217
Cash payments	(4,787)
Adjustments	—

Balance accrued at end of period	$2,233

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

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first quarter of fiscal 2009 totaled $1.3 million. This was comprised of: (i) $0.6 million of severance and other shut-down costs associated with the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Special Charges, Net (Continued)

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

        Further, as part of the Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the "Phase II Assets") until December 31, 2012 (the "Put Option"). The Sellers right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Acquisitions (Continued)

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

        Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company's Class A common stock ("Issued Securities"), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933 (see Note 15 "Earnings Per Share and Shareholder's Equity" for further details). On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

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

        Contrary to the Company's expectations previously discussed in Item 8 of Part II to the Company's Annual Report on Form 10-K/A for fiscal year 2009, the Company recently concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. The Company reached this conclusion in accordance with its reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, the Company has concluded that it would not be appropriate to consolidate the financial results of Tesalca-Texnovo within its consolidated financial statements.

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

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

Three Months Ended April 4, 2009
Net sales	$17,233

Pre-tax income	$1,941
Income tax expense	—

Net income	$1,941

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

Note 7. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	April 3, 2010	January 2, 2010 As Restated
Finished goods	$55,659	$58,974
Work in process	14,756	13,281
Raw materials and supplies	36,448	34,565

	$106,863	$106,820

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Inventories (Continued)

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

        As discussed earlier in Note 4 "Acquisitions", the Company recognized both Eurodollar goodwill and customer relationships as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5-year period.

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

Note 8. Intangibles and Loan Acquisition Costs (Continued)

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

Note 10. Debt

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Debt (Continued)

Credit Facility

        Prior to the most recent amendment (discussed herein), the Company's credit facility (the "Credit Facility"), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the "Term Loan") and a $45.0 million secured revolving credit facility (the "Revolving Credit Facility") maturing on November 22, 2010. In addition, the interest rate for both the Term Loan and the Revolving Credit Facility was based on a spread over the London Interbank Offered Rate ("LIBOR") of 2.25%, or 1.25% over a defined Alternate Base Rate. The Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations there under upon an event of default.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Debt (Continued)

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

Note 10. Debt (Continued)

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Debt (Continued)

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of April 3, 2010, the outstanding indebtedness was approximately $31.9 million, consisting of $7.7 million Argentine peso-denominated loans and a $24.2 million U.S. dollar-denominated loan. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of $8.2 million Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $8.4 million as of April 3, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.7 million in September 2012, approximately $24.2 million in April 2016 and the balance of $6.0 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer $3.8 million of 2009 scheduled payments under the facility for a period of twelve months. Accordingly, the Company has classified such payments, along with scheduled 2010 maturities, as current portion of long-term debt in its Consolidated Balance Sheet as of April 3, 2010 and January 2, 2010.

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and is secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of April 3, 2010, outstanding indebtedness under the Mexico Credit Facility was approximately $12.5 million.

Note 11. Income Taxes

        During the three months ended April 3, 2010, the Company recognized income tax expense of $3.0 million on consolidated income before income taxes from continuing operations of $0.8 million. During the three months ended April 4, 2009, the Company recognized income tax expense of $7.5 million on consolidated income before income taxes from continuing operations of $13.5 million. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10, "Income Taxes", and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes (Continued)

        The total unrecognized tax benefits of $42.5 million as of April 3, 2010 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits as of April 3, 2010 was $27.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of domestic taxes and the lapse of statutes of limitations.

        During the three months ended April 3, 2010, the Company increased the liability for unrecognized tax benefits by $1.4 million, net of additional interest and penalties of $0.9 million. During the three months ended April 4, 2009, the Company increased the liability for unrecognized tax benefits by $1.2 million, which included interest and penalties of $0.8 million.

        Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company's tax provision includes the impact of recording reserves and any changes thereto. In August 2010, the Company began discussions with the IRS to bring resolution to the PHC issue. Despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation and, if such rules do apply, the manner in which they would apply is uncertain. The Company intends to seek a ruling from the IRS that would eliminate or minimize its tax liability for such taxes. However, the Company cannot be certain of the outcome of discussions with the IRS and whether the amount of taxes, interest or penalties required to be paid will be materially higher or lower than the liability established on its balance sheet. Additionally, the results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Note 12. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Pension and Postretirement Benefit Plans (Continued)

employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

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

Note 13. Stock Option and Restricted Stock Plans

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

        The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of April 3, 2010, with respect to the 174,097 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 32,819 are subject to future vesting based on the attainment of future performance targets that have not been established as of April 3, 2010. Accordingly, pursuant to ASC 718, 174,097 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Stock Option and Restricted Stock Plans (Continued)

April 3, 2010. During the first three months of fiscal 2010, no options were forfeited. During the first three months of fiscal 2009, 18,055 options were forfeited as the performance targets for fiscal 2008 were not achieved. Of such options forfeited, 16,055 were made subject to 2009 performance targets and are considered re-granted options in fiscal 2009 in accordance with ASC 718. The compensation costs related to the 2003 Option Plan were not material for each of the three month periods ended April 3, 2010 and April 4, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

        Information regarding the Company's stock options granted, as defined by ASC 718, and outstanding as of April 3, 2010 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	141,278	32,819
Weighted average exercise price	$ 6.00	$6.00
Aggregate intrinsic value (in 000s)	$1,483	$ 345
For nonvested options:
Compensation cost not yet recognized (in 000s)		$ 134
Weighted average period of recognition (years)		0.6

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

Note 13. Stock Option and Restricted Stock Plans (Continued)

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

        In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan. During the first quarter of fiscal 2010, 11,309 shares were surrendered by employees to satisfy withholding tax requirements. During the first quarter of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with ASC 718. In addition, 6,143 shares were surrendered during the first quarter of fiscal 2009 by employees to satisfy withholding tax requirements and 32,747 shares were forfeited.

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

Note 13. Stock Option and Restricted Stock Plans (Continued)

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

        Beginning in fiscal year 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. In the first quarter of fiscal 2010, 252,728 restricted stock units were converted to restricted stock, of which 83,398 vested upon award, based on the Company achieving the maximum level of the performance targets for fiscal 2009. In addition, during the first quarter of fiscal 2010, 29,177 shares were surrendered by employees to satisfy withholding tax requirements and 413 shares were forfeited. All restricted stock units will be settled in the form of restricted shares upon vesting. In the first quarter of fiscal 2009, 122,512 performance- based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions.

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

Other Compensation Arrangement

        On March 31, 2010, the Company entered into new employment agreement with its Chief Executive Officer that provides for a one-time award of equity and cash at the expiration date of the agreement (the "Retirement Incentive"). The equity award component is dependent upon an ending stock price at the measurement date, defined in the agreement, and will range between 20,000 shares and

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Stock Option and Restricted Stock Plans (Continued)

100,000 shares. The cash award will be equal to thirty percent of the future value of the aforementioned equity award component, but will not be less than $250,000 nor greater than $1,000,000.

        Management has concluded that the stock award component should be accounted for as a "Equity-classified award" as defined with ASC 718, since the Company intends to issue PGI common shares. In addition, the Company currently intends for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management has concluded that the cash award should be accounted for as a "Liability-classified award" as defined with ASC 718, since the Company intends to pay cash for this compensation component. As of April 3, 2010, the Company anticipates that it will recognize compensation expense of $1.4 million during the period beginning March 31, 2010 through April 22, 2013.

Note 14. Derivative and Other Financial Instruments and Hedging Activities

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

Note 14. Derivative and Other Financial Instruments and Hedging Activities (Continued)

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

	As of April 3, 2010		As of January 2, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps(1)	$18,693	$310	$18,693	$283
Interest rate swaps—undesignated(1)	221,307	3,561	221,307	3,256
Foreign currency hedges:
Foreign exchange contracts	34,562	636	—	—
Foreign exchange contracts—undesignated	—	—	—	—

Net value	$274,562	$4,507	$240,000	$3,539

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative and Other Financial Instruments and Hedging Activities (Continued)

        The following tables summarize the effect on income by derivative instruments for the following periods:

For the Three Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)
Derivatives in Cash Flow Hedging Relationships	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	$(27)	$112	$(560)	$(2,194)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

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

Note 15. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

        Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, that reflects the Company's assumptions about the pricing of an asset or liability.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

recurring basis, as of April 3, 2010 and January 2, 2010. The firm commitment identified within the table below is recorded on the Company's Consolidated Balance Sheets within Property, plant and equipment, net and the foreign exchange contract identified within the table below is recorded on the Company's Consolidated Balance Sheets within Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company's Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

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

Note 16. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic income per common share attributable to Polymer Group, Inc. common shareholders to diluted income per common share attributable to Polymer

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Earnings Per Share and Shareholders' Equity (Continued)

Group, Inc. common shareholders for the three months ended April 3, 2010 (in thousands, except per share data):

	Net Income Attributable to Polymer Group, Inc. (EPS Numerator) As Restated	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share As Restated
Three months ended April 3, 2010
Basic	$(2,245)	20,517.0	$(0.11)
Potential shares exercisable under share-based plans		644.7
Less: shares which could be repurchased under treasury stock method		(194.0)

Diluted	$(2,245)	20,967.7	$(0.11)

        Under the treasury stock method, for the three months ended April 3, 2010 shares represented by the exercise of 4,920 nonvested restricted shares were not included in diluted earnings per share because to do so would have been anti-dilutive.

        The following is a reconciliation of basic income per common share attributable to Polymer Group, Inc. common shareholders to diluted income per common share attributable to Polymer Group, Inc. common shareholders for the three months ended April 4, 2009 (in thousands, except per share data):

	Net Income Attributable to Polymer Group, Inc. (EPS Numerator) As Restated	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share As Restated
Three months ended April 4, 2009
Basic	$9,561	19,386.5	$0.49
Potential shares exercisable/earned under share-based plans		4.4
Less: shares which could be repurchased under treasury stock method		(2.7)

Diluted	$9,561	19,388.2	$0.49

        Under the treasury stock method, shares represented by the exercise of 167,457 options, and 50,495 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Earnings Per Share and Shareholders' Equity (Continued)

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

Note 16. Earnings Per Share and Shareholders' Equity (Continued)

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the three months ended April 3, 2010 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
	Total As Restated	Comprehensive Income (loss) As Restated	Retained Deficit As Restated	Accumulated Other Comprehensive Income As Restated	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 2, 2010 (As previously reported)	$149,129		$(112,885)	$41,998	$210	$211,768	$8,038
Restatements	(24,910)		(24,482)	(428)

Balance, January 2, 2010 (As Restated)	124,219		(137,367)	41,570	210	211,768	8,038
Compensation recognized on share-based awards	1,257				2	1,255
Surrender of shares to satisfy withholding tax obligations	(644)					(644)
Comprehensive income (loss):
Net income (As Restated)	(2,157)	$(2,245)	(2,245)				88
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	533	533		533
Employee benefit plans	91	91		91
Currency translation adjustments (As Restated)	(6,149)	(6,153)		(6,153)			4

Other comprehensive loss (As Restated)	(5,525)	(5,529)					4

Comprehensive loss	(7,682)	$(7,774)					92

Balance, April 3, 2010 (As Restated)	$117,150		$(139,612)	$36,041	$212	$212,379	$8,130

Note 17. Segment Information

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Segment Information (Continued)

        Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended
	April 3, 2010 As Restated	April 4, 2009 As Restated
Net sales
Nonwovens	$254,974	$191,628
Oriented Polymers	24,396	18,382

	$279,370	$210,010

Operating income
Nonwovens	$24,831	$27,872
Oriented Polymers	(392)	1,334
Unallocated Corporate	(8,705)	(6,350)

	15,734	22,856
Acquisition and integration expenses	(1,524)	—
Special charges, net	(4,242)	(2,891)

	$9,968	$19,965

Depreciation and amortization expense
Nonwovens	$11,273	$11,235
Oriented Polymers	147	381
Unallocated Corporate	286	190

Depreciation and amortization expense included in operating income	11,706	11,806
Amortization of loan acquisition costs	215	335

	$11,921	$12,141

Capital spending
Nonwovens	$4,483	$3,292
Oriented Polymers	205	56
Corporate	—	45

	$4,688	$3,393

	April 3, 2010 As Restated	January 2, 2010 As Restated
Division assets
Nonwovens	$734,765	$740,591
Oriented Polymers	40,765	36,255
Corporate	6,579	3,763
Eliminations	(73,045)	(79,071)

	$709,064	$701,538

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Segment Information (Continued)

        Geographic Data:

        Geographic data for the Company's continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended
	April 3, 2010 As Restated	April 4, 2009 As Restated
Net sales
United States	$80,089	$76,214
Canada	23,501	17,941
Europe	70,876	38,687
Asia	31,371	24,204
Latin America	73,533	52,964

	$279,370	$210,010

Operating income
United States	$(4,198)	$6,135
Canada	(796)	1,481
Europe	2,961	847
Asia	6,170	5,815
Latin America	11,597	8,578

	15,734	22,856
Acquisition and integration expenses	(1,524)	—
Special charges, net	(4,242)	(2,891)

	$9,968	$19,965

Depreciation and amortization expense
United States	$3,692	$3,703
Canada	137	375
Europe	1,463	1,822
Asia	1,984	2,333
Latin America	4,430	3,573

Depreciation and amortization expense included in operating income	11,706	11,806
Amortization of loan acquisition costs	215	335

	$11,921	$12,141

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Segment Information (Continued)

	April 3, 2010 As Restated	January 2, 2010 As Restated
Property, plant and equipment, net
United States	$84,474	$91,700
Canada	5,334	5,052
Europe	29,936	33,203
Asia	56,523	54,596
Latin America	141,047	145,864

	$317,314	$330,415

Note 18. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended
	April 3, 2010 As Restated	April 4, 2009 As Restated
Included in operating income	$(730)	$36
Included in other expense (income)	219	1,360

	$(511)	$1,396

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

Note 19. Commitments and Contingencies

        The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company, none of which are deemed material.

        The Company has a commitment to make payments of approximately $37.4 million (€27.8 million, using the € to $ exchange rate as of April 3, 2010) that are attributable to the Building and Equipment

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 19. Commitments and Contingencies (Continued)

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

Note 20. Supplemental Cash Flow Information

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

Note 21. Subsequent Events

        On April 7, 2010, the Company announced that its Board of Directors is evaluating strategic alternatives to unlock shareholder value created by the Company's strong performance in fiscal 2009, its continued investment in growth initiatives and its significant improvement in financial flexibility. The strategic alternatives could include, among other things, the sale, merger or recapitalization of the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 21. Subsequent Events (Continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 1 of Part I to this Quarterly Report on Form 10-Q/A. In addition, it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

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

        As a result, Fabpro has been accounted for as a discontinued operation for the periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

Raw Materials

        The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.2 million, on an annualized basis, in our reported pre-tax operating income. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-Q/A.

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

        Contrary to the Company's expectations previously discussed in Item 8 of Part II to the Company's Annual Report on Form 10-K/A for fiscal year 2009, we recently concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. We reached this conclusion in accordance with our reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, we have concluded that it would not appropriate to consolidate the financial results of Tesalca-Texnovo within its consolidated financial statements.

        For further details regarding this acquisition, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

  Argentina

        In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 4 "Acquisitions" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

        In fiscal 2009, we incurred special charges, net of $21.0 million, including $17.1 million of restructuring and plant realignment costs, $3.4 million of non-cash asset impairment charges resulting from our evaluation of our long-lived assets for recoverability, and other costs of $0.4 million. These restructuring costs are continuing into fiscal 2010 until the planned relocation of the assets and the closure of our facility in North Little Rock, Arkansas is complete.

        In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 "Special Charges, Net" to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

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

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for the three months ended April 3, 2010 in comparison to such items for the three months ended April 4, 2009 and in comparison with the 2008 and 2009 fiscal years:

	Fiscal Year Ended		Three Months Ended
	2009 As Restated	2008 As Restated	April 3, 2010 As Restated	April 4, 2009 As Restated
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	52.3	44.2
Labor	8.1	7.2	7.1	8.3
Overhead	24.2	21.5	23.3	23.9

	79.2	83.7	82.7	76.4

Gross profit	20.8	16.3	17.3	23.6
Selling, general and administrative expenses	13.1	11.0	12.0	12.8
Acquisition and integration expenses	0.2	—	0.5	—
Special charges, net	2.4	1.9	1.5	1.4
Other operating (income) loss, net	(0.4)	0.4	(0.3)	(0.1)

Operating income	5.5	3.0	3.6	9.5
Other expense (income):
Interest expense, net	3.0	2.9	3.1	3.5
Gain on reacquisition of debt	(0.3)	—	—	(1.1)
Loss on extinguishment of debt	0.6	—	—	—
Foreign currency and other (gain) loss, net	0.5	(0.2)	0.2	0.7

Income before income taxes and discontinued operations	1.7	0.3	0.3	6.4
Income tax expense	1.4	0.6	1.1	3.6

Income (loss) from continuing operations	0.3	(0.3)	(0.8)	2.8
Income from discontinued operations	0.5	0.2	—	0.9
Gain on sale of discontinued operations	1.0	—	—	—

Net income from discontinued operations	1.5	0.2	—	0.9

Net income (loss)	1.8	(0.1)	(0.8)	3.7
Net (income) loss attributable to noncontrolling interests	0.2	0.5	0.0	0.8

Net income (loss) attributable to Polymer Group, Inc.	2.0%	0.4%	(0.8)%	4.5%

Comparison of Three Months Ended April 3, 2010 and April 4, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended April 3, 2010, the three months ended April 4, 2009 and the corresponding change (in millions):

	Three months ended
	April 3, 2010 As Restated	April 4, 2009	Change As Restated
Net sales
Nonwovens	$255.0	$191.6	$63.4
Oriented Polymers	24.4	18.4	6.0

	$279.4	$210.0	$69.4

Operating income (loss)
Nonwovens	$24.8	$27.9	$(3.1)
Oriented Polymers	(0.4)	1.3	(1.7)
Unallocated Corporate, net of eliminations	(8.7)	(6.3)	(2.4)

	15.7	22.9	(7.2)
Acquisition and integration expenses	(1.5)	—	(1.5)
Special charges, net	(4.2)	(2.9)	(1.3)

	$10.0	$20.0	$(10.0)

        The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $279.4 million for the three months ended April 3, 2010, an increase of $69.4 million, or 33.0%, from the comparable period of fiscal 2009 net sales of $210.0 million. Net sales for fiscal 2010 improved in the Nonwovens segment from comparable 2009 results by 33.1%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 32.6% from 2009 results. A reconciliation of the change in net sales between the three months ended April 3, 2010 and the three months ended April 4, 2009 is presented in the following table (in millions):

	Nonwovens As Restated	Oriented Polymers	Total As Restated
Net sales—three months ended April 4, 2009	$191.6	$18.4	$210.0
Change in sales due to:
Volume	44.6	5.9	50.5
Price/mix	16.3	(0.9)	15.4
Foreign currency translation	2.5	1.0	3.5

Net sales—three months ended April 3, 2010	$255.0	$24.4	$279.4

        The net volume increase of $44.6 million in Nonwovens sales is primarily attributable to additional sales generated from PGI Spain, and increases in Latin America and Asia volumes in excess of twenty percent compared to the first quarter of 2009, partially offset by a decline in the U.S. as we exited certain business lines associated with our plant consolidation initiative. In our Latin America region, volume increased due to increased sales volumes achieved in our Mexico operations, made possible by the installation of a new line during the second half of 2009, continued sales growth in our Argentina facility and an improvement in certain hygiene markets in South America where economic and political environments in certain countries negatively impacted sales demand in 2009, primarily affecting our operations in Colombia. The Asia volume increases reflect continued growth in the medical and hygiene markets. The predominant amount of the volume decline in the U.S. was related to product volume sold from carded technologies and the associated closure of our North Little Rock facility. Oriented Polymers' sales volumes for building, packaging and agriculture products improved as demand in the industrial markets we participate in is showing some recovery from the depressed levels of 2009.

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

Gross margin as a percent of sales

        Gross margin as a percent of sales for the three months ended April 3, 2010 declined to 17.3% from 23.6% in the first quarter of fiscal 2009, primarily driven by higher sales levels, which reflected higher raw material costs. In the first quarter of 2009, our gross margin as a percent of sales benefitted from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009 without a corresponding drop in sales prices due to the sales price lag mentioned above. As raw material prices increased in second half of 2009 and into the first quarter of 2010, we did not experience the same benefit for the three month period ending April 3, 2010. Manufacturing costs were higher predominantly due to activities and costs associated with the relocation, reinstallation and startup of the U.S. carded equipment restructuring during the 2010 fiscal quarter. On a global basis, our labor and energy costs were higher in the first quarter of 2010 compared to the first quarter of 2009. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 44.2% in 2009 to 52.3% in 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.3% to 7.1% and overhead decreased from 23.9% to 23.3%. All of the above percentages were also impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the three months ended April 4, 2009 and the three months ended April 3, 2010 is presented in the following table (in millions):

As Restated
Operating income—three months ended April 4, 2009	$20.0
Change in operating income due to:
Volume	14.0
Price/mix	13.8
Higher raw material costs	(21.8)
Higher manufacturing costs	(6.3)
Foreign currency	(1.1)
Lower depreciation and amortization expense	0.2
Higher acquisition and integration expenses	(1.5)
Higher special charges, net	(1.3)
Increased share-based compensation costs	(0.8)
All other, primarily higher SG&A spending	(5.2)

Operating income—three months ended April 3, 2010	$10.0

        Consolidated operating income was $10.0 million for the three months ended April 3, 2010 as compared to $20.0 million of income in the comparative period in 2009. The volume growth detailed above, including the additional gross profit generated from PGI Spain, contributed $14.0 million of additional profit compared to the prior year period. Raw material costs were $21.8 million higher in first quarter 2010 compared to 2009. This higher cost was partially offset by increases in sales price/mix of $13.8 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and changes in product mix. The net affect of the above factors and initiatives resulted in a decrease in our operating income of $8.0 million in 2010 compared to 2009. A large portion of the impact is accounted for by the effects of the sales price to raw material lag effect with respect to contracted business in a rising raw material environment, whereby in 2009 we experienced a positive impact as selling prices were higher in the first quarter of 2009 relative to raw material costs in the previous quarter. Manufacturing costs were $6.3 million higher than the prior year, predominantly accounted for by increases in the U.S. region. The U.S. business was unfavorably impacted due to the timing associated with the start-up activities related to our carded consolidation efforts involving the Benson, North Carolina and North Little Rock, Arkansas plants, coupled with higher employee costs across the region. While spending has decreased for the U.S. carded locations as expected, the 2010 production volumes are temporarily negatively impacted by the timing of the machinery and equipment relocation, installation and start-up activities. This resulted in higher inefficiencies and under absorption of variable and fixed costs. We expect the start-up activities and transitioned volumes to be implemented during the second quarter and expect to then begin to realize benefits of the consolidation. Changes in foreign currency exchange rates on a year-over-year basis negatively impacted operating income by $1.1 million.

        Selling, general and administrative (SG&A) expenses increased $6.5 million, from $27.0 million in 2009 to $33.5 million in 2010, due primarily to the incremental SG&A associated with PGI Spain. Additionally, other volume-related expenses, such as distribution costs, increased along with the movement of foreign currencies versus the U.S. dollar, higher compensation costs, and other spending associated with investments in capabilities to enable us to better address future market needs and execute on our strategic plan. Non-cash stock compensation expenses were $0.8 million higher in the first quarter of 2010 as certain performance-based restricted stock grants vested during the quarter. Additionally, we recognized $2.3 million of incentive compensation costs during the quarter associated with a decision by the Board of Directors to make a discretionary payment associated with our 2009 performance, a portion of which was paid in December 2009 and the remainder paid in March 2010. There was $0.7 million of incentive compensation expense recognized in the first quarter of 2009 for expense related to the 2008 short term incentive plan performance period. Selling, general and administrative costs as a percent of net sales decreased from 12.8% in the first quarter of fiscal 2009 to 12.0% for the same period of fiscal 2010. This percentage is also impacted by higher selling prices resulting from the pass-through of raw material cost changes.

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

        In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below and Note 13 "Derivatives and Other Financial Instruments and Hedging Activities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.

        During the three months ended April 4, 2009, we reacquired $15.0 million of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million.

        Foreign currency and other loss (gain), net improved by $1.0 million, from a $1.5 million loss during the first quarter of fiscal 2009 to a $0.5 million loss in the first quarter of fiscal 2010, primarily due to the effect of movement in foreign currency rates.

Income Tax Expense

        During the three months ended April 3, 2010, we recognized income tax expense of $3.0 million on consolidated income before income taxes and discontinued operations of $0.8 million. During the three months ended April 4, 2009, we recognized income tax expense of $7.5 million on consolidated income before income taxes and discontinued operations of $13.5 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate, primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, the institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

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

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $(2.2) million, or $(0.11) per share, for the three months ended April 3, 2010 compared to net income attributable to Polymer Group, Inc. of $9.6 million, or $0.49 per share, for the three months ended April 4, 2009.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined below, for the first quarter of fiscal 2010 was $27.8 million compared to $37.8 million in the first quarter of 2009. As previously noted, Adjusted EBITDA in the first quarter of 2009 benefitted from the significant drop in raw material costs. The lack of such benefit in 2010, combined with an increasing raw material environment, higher costs associated with the transition of business in the U.S. and higher SG&A costs, more than offset contributions from higher sales volumes and the profit contribution from PGI Spain. Depreciation and amortization expense included in Adjusted EBITDA of $12.5 million decreased by $0.2 million from 2009 to 2010.

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

        As defined in our credit agreement, Adjusted EBITDA equals net income (loss) before income and franchise tax expense (benefit), interest expense, net, depreciation and amortization, noncontrolling interests net of cash distributions, write-off of loan acquisition costs, non-cash compensation, foreign currency gain and losses, net, and special charges, net of unusual or non-recurring gains. We present Adjusted EBITDA, as defined in its credit agreement, as the measurement used as a basis for determining compliance with several covenants there under. It is also generally consistent with the metric used by management as a performance measurement for certain performance-based incentive compensation plans. In addition, we consider Adjusted EBITDA an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        Included below is a reconciliation of Net Income Attributable to Polymer Group, Inc. to Adjusted EBITDA, which illustrates the differences in these measures of operating performance.

        The following table reconciles Adjusted EBITDA to net income attributable to Polymer Group Inc. for the periods presented (in thousands):

	Three Months Ended April 3, 2010 As Restated	Three Months Ended April 4, 2009 As Restated
Net income (loss) attributable to Polymer Group, Inc.	$(2,245)	$9,561
Income & franchise tax expense	3,159	7,806
Interest expense, net	8,655	7,439
Depreciation and amortization included in operating income	11,706	11,807
Noncontrolling interests, net of tax & cash disbursements	88	(1,663)
Non-cash compensation	1,255	423
Foreign currency (gain) loss, net	(511)	1,392
Special charges, net	4,242	2,891
Less income from discontinued operations	—	(1,941)
Unusual or non-recurring charges, net	1,492	140

Adjusted EBITDA	$27,841	$37,855

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

	April 3, 2010 As Restated	January 2, 2010 As Restated
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$54.3	$59.5
Working capital	142.0	159.7
Total assets	709.1	701.5
Total debt	341.0	342.6
Total shareholders' equity	117.2	124.2

        We had working capital of approximately $142.0 million at April 3, 2010 compared with $159.7 million at January 2, 2010. As compared to year-end, our working capital balances decreased primarily as a result of the reclassification of the potential PHC tax exposure to current income taxes payable, partially offset by higher working capital resulting from increased sales volumes which impacted accounts receivables balances with an offsetting increase in trade accounts payable. These balances were also impacted by higher raw material costs. The raw material impact on inventory balances was essentially fully offset by lower unit volumes on hand at the end of the first quarter compared to the beginning of the year.

        Accounts receivable at April 3, 2010 was $143.9 million as compared to $128.0 million on January 2, 2010, an increase of $15.9 million. The net increase in accounts receivable during the first quarter of fiscal 2010 is primarily attributable to (a) higher sales volumes, (b) higher overall selling prices and (c) decreased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Even though overall accounts receivable increased, past-due balances were lower at the end of the first quarter, which resulted in a lower reserve requirement. Accounts receivable represented approximately 47 days of sales outstanding at April 3, 2010 as compared to 48 days of sales outstanding at January 2, 2010. We believe that our reserves adequately protect us against foreseeable increased collection risk.

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

        Accounts payable and accrued liabilities at April 3, 2010 were $188.4 million as compared to $148.0 million at January 2, 2010, an increase of $40.4 million. The increase in accounts payable and accrued liabilities during the first quarter of fiscal 2010 was primarily related to the reclassification of $24.3 million of potential PHC tax exposure to a current liability due to the expectation that we would proactively seek a ruling from the IRS in fiscal year 2010, and higher accounts payable resulting from improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of the first quarter of 2010 compared to the end of fiscal year 2009, partially offset by the effects of currency movements. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Accounts payable and accrued liabilities represented approximately 74 days of cost of sales outstanding at April 3, 2010 compared to 68 days of cost of sales outstanding at January 2, 2010.

	Three Months Ended
	April 3, 2010 As Restated	April 4, 2009 As Restated
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$1.3	$23.9
Net cash used in investing activities	(4.8)	(3.5)
Net cash used in financing activities	(1.5)	(11.2)

Operating Activities

        Net cash provided by operating activities was $1.3 million during the first three months of fiscal 2010, a $22.6 million decrease from the $23.9 million provided by operating activities during the first three months of fiscal 2009. During the first quarter of 2009, working capital levels were significantly impacted as volumes were declining and sales prices were lower to reflect lower raw material costs. As such, working capital required $0.1 million of cash during the first quarter of fiscal 2009. During the first quarter of 2010, working capital levels increased, requiring a $8.7 million use of cash. This difference contributed significantly in the decrease in operating cash flows compared to the prior year period. Additionally, we experienced lower income from operations, including lower cash gross profit and higher SG&A, of $10.3 million and incurred higher special charges of $1.5 million, higher acquisition and integration expenses of $1.5 million, and higher interest and income tax was paid year over year of approximately $2.0 million. As sales volumes increase and as raw material costs increase, inventory and accounts receivable balances are expected to rise, resulting in higher levels of working capital balances and a use of cash going forward. As such, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in 2010.

        Our restructuring and plant realignment activities in the first quarter of fiscal years 2010 and 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

        We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 "Special Charges, Net" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.

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

        Future cash payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in the company's tax structure and any resolutions of uncertain tax positions, such as our on-going resolution efforts associated with our potential PHC exposure.

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

        As discussed in further detail in Note 13, "Derivative and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the "2010 FX Forward Contracts") that provide for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned Purchase Agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35

(Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the Purchase Agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

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

Liquidity Summary

        As discussed more fully in Note 9 "Debt" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of April 3, 2010, the Term Loan consisted of $16.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $273.3 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). As of April 3, 2010, the Revolving Credit Facility consisted of $15.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $30.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which there are no amounts outstanding as of April 3, 2010. Effective May 4, 2010, the Company further converted $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments (the "2010 Revolver Conversion"). Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

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

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. Under these agreements, our subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. We will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognize such liability in accordance with the provisions of FASB ASC 860 "Transfers and Servicing." In March 2009, we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

accordingly, 92% of $3.9 million of cumulative liability related to the 2009 Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the 2009 Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of April 3, 2010, this debt is comprised of long-term facilities of $44.4 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $11.0 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $5.8 million at April 3, 2010, which facilities mature at various dates through September 2010 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. Pursuant to the terms of the Credit Facility, we have a factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the Credit Facility, we are also permitted to factor non-U.S. company-based receivables up to a maximum of $20.0 million. We have executed factoring agreements for receivables associated with our Mexican and Spanish business operations and have factored receivables under those agreements. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The gross amount of trade receivables factored, and, therefore, excluded from our accounts receivable, was $36.9 million and $35.1 million as of April 3, 2010 and January 2, 2010, respectively.

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

        We have experienced negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic conditions and are experiencing significant volatility in raw material pricing. However, based on our ability to generate positive cash flows from operations and, the financial flexibility provided by the Credit Facility, as amended, and our current expectations regarding resolution of the PHC issue, we believe that we currently have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future.

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

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first three months of fiscal 2010 and fiscal 2009. However, we continue to be impacted by variability in raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q/A.

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

        In June 2009, the FASB issued authoritative guidance to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIEs economic performance and share in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. In December 2009, the FASB issued ASU, 2009-17, "Amendments to Accounting for Variable Interest Entities" ("ASU 2009-17"), to amend ASC 810 to clarify how enterprises should account for and disclose their involvement with VIE's. The adoption of the revised accounting guidance for VIEs did not have a significant effect on our consolidated financial statements. See Note 4 "Acquisitions" in Item 1 of Part I to this Quarterly Report on Form 10-Q/A for additional information.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Note 9 "Debt" and Note 13 "Derivatives and Other Financial Instruments and Hedging Activities" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A, in February 2009, we entered into the 2009 Swap, which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the 2009 Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the 2009 Swap. The 2009 Swap agreement is more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A.

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

dollar equivalent range of $34.5 million to $36.1 million. See Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q/A for further discussion of the 2010 FX Forward Contracts.

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

        In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.2 million, on an annualized basis, in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of Part I to this Quarterly Report on Form 10-Q/A.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company n Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        As a result of an evaluation of Sections 541 through 547 of the Internal Revenue Code of 1986, as amended (the "IRC"), relating to the PHC rules, we have established a tax liability associated with uncertain tax positions of approximately $24.5 million. The PHC rules generally state that if at any time during the last half of our taxable year five or fewer individuals own or are deemed to own more than 50% of the total value of our shares, and if during such taxable year 60% or more of our gross income, as specially adjusted, is considered passive income, we would be classified as a PHC for U.S. federal income tax purposes. However, the PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies.

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

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q/A are listed below:

Exhibit Number	Document Description
*10.1	Executive Employment Agreement, dated as of March 31, 2010, between Polymer Group, Inc. and Veronica M. Hagen
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*99.1	Press release, dated May 13, 2010, reporting financial results for the first quarter of fiscal 2010

*
Previously filed with the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: August 17, 2010	By:	/s/ VERONICA M. HAGEN Veronica M. Hagen Chief Executive Officer

Date: August 17, 2010	By:	/s/ DENNIS E. NORMAN Dennis E. Norman Chief Financial Officer (Principal Financial Officer)