Form 10-Q
period 2010-07-03
POLYMER GROUP INC
filed 2010-08-17
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        On August 3, 2010, there were 21,337,352 shares of Class A common stock, 81,917 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

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

  •
  changes in environmental laws and regulations, including climate change-related legislation and regulation; and

  •
  the outcome of discussions with the Internal Revenue Service regarding the potential payments due associated with the personal holding company ("PHC") tax issue discussed herein.

ITEM 1.    FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)

	July 3, 2010	January 2, 2010 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$62,749	$59,521
Accounts receivable, net	144,173	127,976
Inventories	109,086	106,820
Deferred income taxes	3,830	3,612
Other current assets	35,542	34,382

Total current assets	355,380	332,311
Property, plant and equipment, net	311,306	330,415
Intangibles and loan acquisition costs, net	8,079	9,006
Deferred income taxes	2,648	2,777
Other assets	30,438	27,029

Total assets	$707,851	$701,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8,419	$3,690
Accounts payable and accrued liabilities	197,719	148,042
Income taxes payable	4,845	3,940
Deferred income taxes	38	—
Current portion of long-term debt	14,075	16,921

Total current liabilities	225,096	172,593
Long-term debt	316,001	322,021
Deferred income taxes	20,035	21,425
Other noncurrent liabilities	33,964	61,280

Total liabilities	595,096	577,319
Commitments and contingencies
Polymer Group, Inc. shareholders' equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—21,337,029 and 20,875,378 issued and outstanding at July 3, 2010 and January 2, 2010, respectively	213	209
Class B convertible common stock—82,917 and 83,807 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	212,965	211,768
Retained deficit	(138,054)	(137,367)
Accumulated other comprehensive income	29,231	41,570

Total Polymer Group, Inc. shareholders' equity	104,356	116,181
Noncontrolling interests	8,399	8,038

Total equity	112,755	124,219

Total liabilities and equity	$707,851	$701,538

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended July 3, 2010	Three Months Ended July 4, 2009 As Restated
Net sales	$289,747	$206,040
Cost of goods sold	236,471	163,406

Gross profit	53,276	42,634
Selling, general and administrative expenses	35,206	25,507
Acquisition and integration expenses	156	—
Special charges, net	5,115	5,882
Other operating income, net	(311)	(2,623)

Operating income	13,110	13,868
Other expense:
Interest expense, net	8,044	6,659
Foreign currency and other loss, net	390	2,112

Income before income tax expense and discontinued operations	4,676	5,097
Income tax expense	2,913	1,927

Income from continuing operations	1,763	3,170
Income from discontinued operations	—	1,966

Net income	1,763	5,136
Net (income) loss attributable to noncontrolling interests	(205)	1,099

Net income attributable to Polymer Group, Inc.	$1,558	$6,235

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$0.07	$0.21
Discontinued operations	—	0.10

Basic	$0.07	$0.31

Diluted	$0.07	$0.31

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Data)

	Six Months Ended July 3, 2010	Six Months Ended July 4, 2009 As Restated
Net sales	$569,117	$416,050
Cost of goods sold	467,504	323,930

Gross profit	101,613	92,120
Selling, general and administrative expenses	68,726	52,489
Acquisition and integration expenses	1,680	—
Special charges, net	9,357	8,773
Other operating income, net	(1,228)	(2,975)

Operating income	23,078	33,833
Other expense (income):
Interest expense, net	16,699	14,098
Gain on reacquisition of debt	—	(2,431)
Foreign currency and other loss, net	878	3,577

Income before income tax expense and discontinued operations	5,501	18,589
Income tax expense	5,895	9,462

Income (loss) from continuing operations	(394)	9,127
Income from discontinued operations	—	3,907

Net income (loss)	(394)	13,034
Net (income) loss attributable to noncontrolling interests	(293)	2,762

Net income (loss) attributable to Polymer Group, Inc.	$(687)	$15,796

Earnings (loss) per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$(0.03)	$0.60
Discontinued operations	—	0.20

Basic	$(0.03)	$0.80

Diluted	$(0.03)	$0.80

See Accompanying Notes.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended July 3, 2010	Six Months Ended July 4, 2009 As Restated
Operating activities:
Net income (loss) attributable to Polymer Group, Inc.	$(687)	$15,796
Adjustments to reconcile net income (loss) attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	709	3,193
Deferred income taxes	(1,396)	158
Depreciation and amortization	23,404	25,271
Gain on reacquisition of debt	—	(2,431)
Gain on firm commitment	(406)	—
Gain on sale of assets, net	(27)	—
Non-cash compensation	2,722	1,805
Changes in operating assets and liabilities:
Accounts receivable, net	(23,244)	18,440
Inventories	(6,887)	17,120
Other current assets	2,938	(749)
Accounts payable and accrued liabilities	26,563	(19,881)
Other, net	(6,255)	1,949

Net cash provided by operating activities	17,434	60,671

Investing activities:
Purchases of property, plant and equipment	(9,669)	(14,960)
Proceeds from sale of assets	659	1,116
Acquisition of intangibles and other	(179)	(142)

Net cash used in investing activities	(9,189)	(13,986)

Financing activities:
Proceeds from borrowings	28,753	31,472
Repayment of borrowings	(32,563)	(22,461)
Reacquisition of debt	—	(12,333)
Loan acquisition costs	(166)	(126)

Net cash used in financing activities	(3,976)	(3,448)

Effect of exchange rate changes on cash	(1,041)	(440)

Net increase in cash and cash equivalents	3,228	42,797
Cash and cash equivalents at beginning of period	59,521	45,718

Cash and cash equivalents at end of period	$62,749	$88,515

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

        Additionally, the data presented herein for fiscal 2009 and the first quarter of fiscal 2010 has been restated to reflect the amounts reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010 and the Company's Quarterly Report on Form 10-Q/A for the quarter ended April 3, 2010.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of satisfying the performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

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

Gain on Reacquisition of Debt

        The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility (defined in Note 9 "Debt") from its existing lenders at a discount to the carrying value of the debt. Under these agreements, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility, to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income of $29.2 million at July 3, 2010 consisted of $33.8 million of currency translation gains (net of income taxes of $3.5 million), ($2.2) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

$(2.4) million of cash flow hedge losses. Accumulated other comprehensive income of $41.6 million at January 2, 2010 consisted of $47.5 million of currency translation gains (net of income taxes of $7.9 million), ($2.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(3.3) million of cash flow hedge losses. Comprehensive income for the three months ended July 3, 2010 and July 4, 2009 amounted to a loss of $5.3 million and income of $10.8 million, respectively. Comprehensive income for the six months ended July 3, 2010 and July 4, 2009 amounted to a loss of $13.0 million and income of $16.9 million, respectively.

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

        In May 2009, the FASB issued authoritative guidance, as prescribed by ASC 855, "Subsequent Events", which established standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before the financial statements are issued. The new guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists circumstances under which the Company must recognize and disclose subsequent events or transactions occurring after the balance sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009 and was applied by the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

Company as of July 4, 2009. In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09") which is effective as of February 24, 2010. ASU 2010-09 clarified the guidance to indicate that SEC filers are required to evaluate subsequent events through the date financial statements are issued, but are not required to disclose the date through which subsequent events were evaluated.

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

        In August 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value", to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company adopted the amended guidance in ASC 820 beginning July 5, 2009 by providing additional disclosures in its interim consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, "Revenue Recognition" ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements." This guidance clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, were adopted by the Company in the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1. Principles of Consolidation and Financial Statement Information (Continued)

first quarter of fiscal 2010. Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuance, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the "disaggregation guidance"). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, the Company does not anticipate that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

        Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers' financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company's receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.4 million and $9.1 million at July 3, 2010 and January 2, 2010, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company ("P&G") accounted for 13% and 10% of the Company's sales in the first six months of fiscal 2010 and 2009, respectively.

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

        During the first six months of fiscal 2010, approximately $120.6 million of gross receivables have been sold under the terms of these factoring agreements, compared to approximately $97.6 million during the first six months of fiscal 2009. The sale of these receivables accelerated the collection of the Company's cash and reduced credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria noted in ASC 860, "Transfers and Servicing" ("ASC 860"), for financial instruments. The gross amount of trade receivables sold to the factoring companies and, therefore, excluded from the Company's accounts receivable, was $40.9 million and $35.1 million as of July 3, 2010 and January 2, 2010, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $6.4 million and $6.1 million at July 3, 2010 and January 2, 2010, respectively,

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements (Continued)

and is shown in Other current assets in the Consolidated Balance Sheets. Net of amounts due from factoring companies, the net outstanding balance of factored receivables was $34.5 million and $29.0 million at July 3, 2010 and January 2, 2010, respectively. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company's financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

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

	Three Months Ended July 3, 2010	Three Months Ended July 4, 2009	Six Months Ended July 3, 2010	Six Months Ended July 4, 2009
Asset impairment charges	709	$1,593	$709	$3,193
Restructuring and plant realignment costs	$2,766	4,204	$6,983	5,488
Other costs	1,640	85	1,665	92

	$5,115	$5,882	$9,357	$8,773

Asset impairment charges

        During the second quarter of fiscal 2010, the Company recorded a non-cash impairment charge of $0.7 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell.

        During the second quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $1.6 million related to the write-down of certain property and equipment in North Little Rock, Arkansas to their estimated fair value less costs to sell. During the first quarter of fiscal 2009, the Company recorded non-cash impairment charges of $1.6 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. See Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" for the fair value measurement disclosures related to these assets.

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

management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company's business restructuring activities as of, and for, the six month period ended July 3, 2010 (in thousands):

Balance accrued at beginning of year	$2,803
2010 restructuring and plant realignment costs	6,983
Cash payments	(7,181)
Adjustments	147

Balance accrued at end of period	$2,752

        The restructuring and plant realignment costs in the second quarter of fiscal 2010 are comprised of: (i) $2.5 million of severance and other shut-down costs for restructuring activities in the United States; (ii) $0.3 million of severance and other shut-down costs for restructuring initiatives in Europe and Argentina.

        The restructuring and plant realignment costs in the first six months of fiscal 2010 are comprised of: (i) $6.5 million of severance and other shut-down costs for restructuring activities in the United States; (ii) $0.3 million of severance and other shut-down costs for restructuring initiatives in Europe; and (iii) $0.2 million of severance costs for restructuring initiatives in Argentina.

        On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close its North Little Rock, Arkansas manufacturing plant by the end of the first quarter of fiscal 2010 to better align the Company's capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing included the reduction of approximately 140 positions when such efforts are completed. During the second quarter of fiscal 2010, the Company recognized $0.1 million of employee termination costs, $2.3 million for equipment relocation and associated shut-down costs related to the closure of the North Little Rock plant and $0.1 million for shutdown costs related to other plants. During the first six months of fiscal 2010, the Company recognized $0.3 million of employee termination costs, $6.1 million for equipment relocation and associated shut-down costs related to the closure of the North Little Rock plant and $0.1 million for shutdown costs related to other plants. The Company estimates that it will recognize total cash restructuring charges of approximately $18.5 million to $19.2 million during portions of fiscal 2009 and 2010, comprised of approximately $2.0 million related to employee termination expenses and $16.5 million to $17.2 million for equipment relocation and associated shut-down costs. Of the total spending, $17.7 million has been recognized from the commencement in 2009 through the end of the second quarter of fiscal 2010, including $11.2 million recognized in fiscal 2009. The Company expects to recognize the remaining $0.8 million to $1.5 million by the end of fiscal 2010.

        In March 2010, the Company communicated a plan to affected employees that it planned to close and dispose of the coating manufacturing line associated with its Argentina manufacturing operation in the second quarter of fiscal 2010 as part of the region's strategic plan. The closing included the reduction of approximately eighteen positions, of which six occurred in the first quarter and the remaining twelve positions in the second quarter. The Company recognized $0.2 million for employee termination costs in the first six months of fiscal 2010, which related to the terminations that were

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3. Special Charges, Net (Continued)

finalized in both the first and second quarters. The Company closed the manufacturing line in April 2010 and expects to sell the equipment for an amount in excess of its net book value, less costs to sell. Accordingly, no impairment charge was recorded in the first six months of fiscal 2010. The Company expects to use the proceeds to reduce its bank debt in Argentina.

  Other costs

        In April 2010, the Company announced that it planned to evaluate strategic alternatives to unlock shareholder value created by the Company's performance in fiscal 2009, its continued growth initiatives and its improved financial flexibility. The strategic alternatives could include, among other things, the sale, merger or recapitalization of the Company. The Company did not set a definitive timetable for the completion of its evaluation and there can be no assurances that the process will result in any transaction being announced or being completed.

        During the second quarter, the Company paid fees of approximately $0.5 million for professional services and incurred additional fees of approximately $1.0 million. The discussions regarding the transactions are still ongoing.

  Restructuring in prior periods

        The restructuring and plant realignment costs in the first six months of fiscal 2009 totaled $5.5 million. This was comprised of: (i) $3.2 million of severance and other shut-down costs associated with the previously announced closure of the Neunkirchen, Germany manufacturing plant; (ii) $2.1 million of severance and other shut-down costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada.

Note 4. Acquisitions

  Argentina

        On October 30, 2009, the Company announced that it completed the purchase transaction of the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. from its partner, Guillermo E. Kraves. The purchase price was approximately $4.1 million. In accordance with ASC 810, the Company has accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction. The carrying amount of this noncontrolling interest has been adjusted in the amount of $0.6 million to reflect the change in ownership, and the difference between the purchase price and the amount by which the noncontrolling interest was adjusted resulted in a reduction to paid-in capital of $3.5 million. Additionally, the Company also paid $2.4 million to an affiliate of Mr. Kraves in satisfaction of amounts previously accrued for services.

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

        During the first six months of fiscal 2010, the Company incurred $1.7 million of acquisition and integration related expenses attributable to the acquisition of Tesalca-Texnovo. These expenses were attributable to accountant, legal and advisory fees of $0.7 million associated with due diligence and the closing of the Transaction. In addition, $0.8 million was incurred for employee termination costs pursuant to a facility restructuring. In January 2010, the Company communicated a plan to affected employees that it planned to restructure its manufacturing operations in Spain during the first quarter of fiscal 2010 to reduce its overall cost structure. The realignment included the reduction of approximately ten positions in the first quarter of fiscal 2010. There were no such expenses during the first quarter of fiscal

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions (Continued)

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

        The Company has concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. The Company reached this conclusion in accordance with its reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, the Company has concluded that it would not be appropriate to consolidate the financial results of Tesalca-Texnovo within its consolidated financial statements.

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

        As a result, this business has been accounted for as a discontinued operation in accordance with the authoritative guidance for the three and six months ended July 4, 2009. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations. In accordance with the authoritative guidance related to the reporting of cash flows, the Company elected not to separate the disclosure of cash flows pertaining to discontinued operations. Net cash flows from investing and financing activities of the discontinued operation were not significant.

        The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

	Three Months Ended July 4, 2009	Six Months Ended July 4, 2009
Net sales	$13,638	$30,871

Pre-tax income	$1,966	$3,907
Income tax expense	—	—

Net income	$1,966	$3,907

        Pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.2 million and $0.4 million for the second quarter and first six months of fiscal 2009, respectively. Income tax

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5. Discontinued Operations (Continued)

expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.

Note 6. Inventories

        Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

	July 3, 2010	January 2, 2010 Restated
Finished goods	$54,216	$58,974
Work in process	15,261	13,281
Raw materials and supplies	39,609	34,565

	$109,086	$106,820

        Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $7.5 million and $8.1 million at July 3, 2010 and January 2, 2010, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 7. Intangibles and Loan Acquisition Costs

        Intangibles and loan acquisition costs consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Cost:
Goodwill	$2,234	$2,588
Customer relationships	706	818
Proprietary technology	3,204	3,027
Loan acquisition costs	4,544	4,378
Other	1,840	2,114

	12,528	12,925
Less accumulated amortization	(4,449)	(3,919)

	$8,079	$9,006

        As discussed earlier in Note 4 "Acquisitions", the Company recognized both goodwill and customer relationships in Euros as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5-year period.

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7. Intangibles and Loan Acquisition Costs (Continued)

        In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, "Debt". As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, were included in Loss on extinguishment of debt in the Consolidated Statements of Operations in the third quarter of fiscal 2009. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility were capitalized in the third quarter of fiscal 2009. Additionally, the Company capitalized approximately $0.2 million of financing costs associated with the conversion of $10.0 million of the Revolving Credit Facility in the second quarter of fiscal 2010. See Note 9 "Debt" for additional disclosures related to the amendment to the Credit Facility.

        Components of amortization expense are shown in the table below (in thousands):

	Three Months Ended July 3, 2010	Three Months Ended July 4, 2009	Six Months Ended July 3, 2010	Six Months Ended July 4, 2009
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$187	$173	$384	$348
Loan acquisition costs included in interest expense, net	222	273	437	608

Total amortization expense	$409	$446	$821	$956

        Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities in the Consolidated Balance Sheets includes salaries, wages, incentive compensation and other fringe benefits of $20.2 million and $17.9 million as of July 3, 2010 and January 2, 2010, respectively.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt

        Long-term debt consists of the following (in thousands):

	July 3, 2010	January 2, 2010

Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, and are subject to certain terms and conditions:

First Lien Term Loan (Tranche 1)—interest at 2.60% and 2.50% as of July 3, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2012	$16,066	$17,123
First Lien Term Loan (Tranche 2)—interest at 7.00% and 7.00% as of July 3, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2014	272,410	273,346
Argentine Facility:
Argentine Peso Loan—interest at 18.31% as of July 3, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 24 remaining quarterly payments of approximately $0.2 million ($0.4 million for two quarterly payments in 2010) beginning in February 2010	5,462	6,307
Argentine Peso Loan for working capital—interest at 18.25% as of July 3, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 10 remaining quarterly payments of approximately $0.1 million ($0.2 million for two quarterly payments in 2010) beginning in January 2010	1,462	1,892
United States Dollar Loan—interest at 3.20% as of July 3, 2010 and 3.25% as of January 2, 2010, denominated in U.S. dollars due in 24 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	22,429	25,880
Mexico Term Loan—interest at 8.34% as of July 3, 2010 and 8.05% as of January 2, 2010; denominated in U.S. dollars due in 18 remaining quarterly payments of approximately $0.7 million	11,864	13,841
Other	383	553

	330,076	338,942
Less: Current maturities	(14,075)	(16,921)

	$316,001	$322,021

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

        As of July 3, 2010, the Term Loan consists of $16.1 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $272.4 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). Similarly, as of July 3, 2010, the Revolving Credit Facility consisted of $5.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $40.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which there were no amounts outstanding as of July 3, 2010. Effective May 4, 2010, the components of the revolving credit facilities reflect the conversion of $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments. The additional $10.0 million of Tranche 2 Revolver commitments assumed the same maturity date (November 22, 2013) and interest rate (LIBOR plus 4.5%, with a LIBOR floor of 2.5%) as the existing Tranche 2 Revolver. Principal payments of approximately $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of July 3, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at July 3, 2010 and through the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Credit Facility at July 3, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company's future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company's failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company's ability to borrow under the Credit Facility.

        The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company has the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Excess cash flows required to be applied to the repayment of the Credit Facility are generally calculated as 50% of the net amount of the Company's available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount would be payable in March 2011 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of July 3, 2010. The Company currently estimates that there will not be any additional excess cash flow requirement with respect to fiscal 2010. There was no additional excess cash flow requirement with respect to fiscal 2009. The Company may, at its discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.

        The Company, through its subsidiaries, may make market purchases of the Term Loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements, the Company's subsidiary will acquire the rights and obligations of a lender under the Credit Facility to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of ASC 860. During the first quarter of fiscal 2009, the Company reacquired $15.0 million

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

of principal amount of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.

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

        There were no borrowings under the Revolving Credit Facility as of July 3, 2010 or January 2, 2010. Average daily borrowings under the Revolving Credit Facility, which were primarily LIBOR rate-based borrowings, were $2.9 million at an average interest rate of 5.6% for the period from January 3, 2010 to July 3, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of July 3, 2010, the Company has effectively reserved capacity under the Revolving Credit Facility in the amount of $16.3 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on at July 3, 2010.

        As of July 3, 2010, the Company also had other outstanding letters of credit in the amount of $4.4 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at July 3, 2010.

        In fiscal 2009, the Company entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.4 million and $0.3 million as of July 3, 2010 and January 2, 2010, respectively. These facilities mature at various dates through October 2010. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

Subsidiary Indebtedness

        In fiscal 2008, the Company's operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $8.0 million and $3.4 million as of July 3, 2010 and January 2, 2010, respectively. These facilities mature at various dates through September 2010. As of July 3, 2010, the average interest rate

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9. Debt (Continued)

on these borrowings was 3.21%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

        In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at the joint venture facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of July 3, 2010, the outstanding indebtedness was approximately $29.3 million, consisting of $6.9 million of Argentine peso-denominated loans and a $22.4 million U.S. dollar-denominated loan. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of $8.2 million of Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $7.2 million as of July 3, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.4 million in September 2012, approximately $22.4 million in April 2016 and the balance of $5.5 million maturing in May 2016.

        In April 2009, the Company amended its Argentine Facility to effectively defer $3.8 million of 2009 scheduled payments under the facility for a period of twelve months. Accordingly, the Company has classified such payments, along with scheduled 2010 maturities, as a current portion of long-term debt in its Consolidated Balance Sheets as of July 3, 2010 and January 2, 2010.

        In March 2009, the Company's subsidiary in Mexico entered into a term credit facility (the "Mexico Credit Facility") with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and is secured by pledges covering (i) the subsidiary's existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of July 3, 2010, outstanding indebtedness under the Mexico Credit Facility was approximately $11.9 million.

Note 10. Income Taxes

        During the three and six months ended July 3, 2010, the Company recognized income tax expense of $2.9 million and $5.9 million, respectively, on consolidated income before income taxes from continuing operations of $4.7 million and $5.5 million. During the three and six months ended July 4, 2009, the Company recognized income tax expense of $1.9 million and $9.5 million, respectively, on consolidated income before income taxes from continuing operations of $5.1 million and $18.6 million. The Company's income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

anticipated, foreign withholding taxes for which tax credits are not anticipated, institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10, "Income Taxes", and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

        The total unrecognized tax benefits of $41.3 million as of July 3, 2010 represent the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Included in the balance of unrecognized tax benefits as of July 3, 2010 was $27.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to negotiations of the settlement of foreign taxes and the lapse of statutes of limitations.

        During the six months ended July 3, 2010, the Company increased the liability for unrecognized tax benefits by $0.6 million, net of additional interest and penalties of $0.6 million. During the six months ended July 4, 2009, the Company increased the liability for unrecognized tax benefits by $1.1 million, which included interest and penalties of $0.1 million.

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

        During the second quarter, the Company determined that it may be subject to "Personal Holding Company" ("PHC") tax for past periods. As a result, on August 17, 2010, the Company filed a Form10-K/A (Amendment No.1) for the fiscal year ended January 2, 2010 and Form 10-Q/A (Amendment No.1) for the quarterly period ended April 3, 2010, collectively referred to as the "Amendments". While the circumstances associated with the PHC issue are more fully described in the Amendments, briefly stated, the PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies, such as the Company, whose primary source of income is from operating activities. As a result of an evaluation of Sections 541 through 547 of the Internal Revenue Code relating to the PHC rules, and based on requested ownership information received from its majority stockholders, however, management determined that a tax liability associated with uncertain tax positions should have been recorded in prior periods in accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes" ("ASC 740"). As further described in the Amendments, despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation.

        In August 2010, the Company began discussions with the IRS to seek a ruling and bring resolution to the PHC issue. However, we cannot be certain of the outcome of discussions with the IRS and whether such outcome will result in an amount of taxes, interest or penalties required to be paid that is materially higher or lower than the liability established on the Company's balance sheet. Additionally, the results of current tax audits and reviews related to open tax years have not been finalized, and management

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        As of July 3, 2010, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, Spain and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2009. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $2.8 million and $3.9 million at July 3, 2010 and January 2, 2010, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.

Note 11. Pension and Postretirement Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee's compensation. It is the Company's policy to fund such plans in accordance with applicable laws and regulations.

        Components of net periodic benefit costs for the three and six months ended July 3, 2010 and July 4, 2009 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Current service costs	$486	$515	$988	$1,018
Interest costs on projected benefit obligation and other	1,556	1,637	3,152	3,239
Return on plan assets	(1,442)	(1,523)	(2,922)	(3,013)
Amortization of transition obligation and other	55	124	106	245

Periodic benefit cost, net	$655	$753	$1,324	$1,489

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11. Pension and Postretirement Benefit Plans (Continued)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Current service costs	$19	$9	$38	$17
Interest costs on projected benefit obligation and other	86	72	171	142
Return on plan assets	—	—	(11)	—
Amortization of transition obligation and other	(75)	(83)	(138)	(163)

Periodic benefit cost, net	$30	$(2)	$60	$(4)

        As of July 3, 2010, the Company had contributed $2.2 million to its pension and postretirement benefit plans for the 2010 benefit year. The Company's contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company's Canadian operations. The Company presently anticipates contributing an additional $3.9 million to fund its plans in 2010, for a total of $6.1 million.

Note 12. Stock Option and Restricted Stock Plans

Stock Option Plan

        The Polymer Group, Inc. 2003 Stock Option Plan (the "2003 Option Plan"), which expires December 3, 2013, was approved by the Company's Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company's Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of July 3, 2010 and January 2, 2010, the Company had awarded grants of non-qualified stock options to purchase 174,097 shares of the Company's Class A Common Stock. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.

        The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of July 3, 2010, with respect to the 55,988 options to purchase Class A Common Stock awarded under the 2003 Option Plan, 11,500 are subject to future vesting based on the attainment of future performance targets that have not been established as of July 3, 2010. Accordingly, pursuant to ASC 718, 55,988 options to purchase Class A Common Stock have been considered granted under the 2003 Option Plan as of July 3, 2010. During the first six months of fiscal 2010, 116,109 options were exercised and 2,000 options were forfeited. The compensation costs related to the 2003 Option Plan were not material for the three and six months ended July 3, 2010 and July 4, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

        Information regarding the Company's stock options granted, as defined by ASC 718, and outstanding as of July 3, 2010 is as follows:

	Vested	Expected to Vest
For options granted and outstanding:
Number of options	44,488	11,500
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in 000s)	$601	$155
For nonvested options:
Compensation cost not yet recognized (in 000s)		$99
Weighted average period of recognition (years)		0.5

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

        In the first six months of fiscal 2010 and fiscal 2009, the Company awarded 23,475 and 52,612 restricted shares, respectively, to members of the Company's Board of Directors for their Board service to the Company. In addition, 5,307 shares were surrendered to satisfy withholding tax requirements in the first six months of fiscal 2010. The cost associated with these restricted stock grants, which vest over periods ranging to twenty-four months, totaled approximately $0.1 million and $0.3 million for the three and six months ended July 3, 2010 and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 4, 2009, these costs approximated $0.1 million and $0.2 million, respectively. Compensation cost not yet recognized for awards under the 2004 Directors Plan was approximately $0.2 million and the weighted average period of recognition for such compensation was 1.0 years as of July 3, 2010.

        Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company's Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

Employment Agreement totaled $0.1 million and $0.2 million for the three and six months ended July 3, 2010, respectively and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 4, 2009, these costs approximated $0.1 million and $0.2 million, respectively. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.3 million and the weighted average period of recognition for such compensation was 0.4 years as of July 3, 2010.

        As of July 3, 2010, there remain 69,899 shares of the Company's Class A Common Stock available to be awarded under the 2004 Restricted Plan.

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

        In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan. During the first six months of fiscal 2010, 11,309 shares were surrendered by employees to satisfy withholding tax requirements and 5,000 shares were forfeited. During the first six months of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with ASC 718. In addition, 45,395 shares were surrendered during the first six months of fiscal 2009 by employees to satisfy withholding tax requirements and 60,047 shares were forfeited.

        The compensation costs associated with the 2005 Stock Plan totaled $0.4 million and $0.7 million for the three and six months ended July 3, 2010, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 4, 2009, these costs approximated $0.5 million and $0.6 million, respectively. As of July 3, 2010, awards of 367,009 shares of the Company's Class A Common Stock were outstanding.

        The Company accounts for the 2005 Stock Plan in accordance with ASC 718. As of July 3, 2010, of the 367,009 shares awarded and outstanding under the 2005 Stock Plan, 20,985 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of July 3, 2010. Accordingly, pursuant to the provisions of ASC 718, 346,024 restricted shares are considered granted under the 2005 Stock Plan as of July 3, 2010. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $0.6 million as of July 3, 2010, and the weighted average period of recognition for such compensation was 1.0 years as of July 3, 2010.

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

        Beginning in fiscal year 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. During the first six months of fiscal 2010, the Company awarded 210,470 service-based restricted stock of the Company's Class A Common Stock and 261,619 restricted stock units, of which 247,580 would vest based on the achievement of 2010 performance targets and the completion of requisite service periods. Additionally, 252,728 restricted stock units were converted to restricted stock, of which 83,398 vested upon award, based on the Company achieving the maximum level of the performance targets for fiscal 2009. Also, during the first six months of fiscal 2010, 72,565 shares were surrendered by employees to satisfy withholding tax requirements and 34,437 shares were forfeited.

        During the first six months of fiscal 2009, the Company awarded 297,853 service-based restricted shares of the Company's Class A Common Stock and 144,322 restricted stock units, of which 128,746 would vest based on the achievement of 2009 performance targets and the completion of requisite service periods and 122,512 were performance-based. In addition, 122,512 performance-based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions. Also, 39,136 shares were surrendered to satisfy withholding tax obligations, 5,176 restricted stock units were converted to restricted shares and 1,529 restricted stock units were forfeited.

        As of July 3, 2010, awards of 681,836 restricted shares of the Company's Class A Common Stock, of which 206,288 shares were vested, and 296,188 restricted stock units were outstanding. All restricted stock units will be settled in the form of restricted shares upon vesting. As of July 3, 2010, 96,976 shares are considered available for future grant under the 2008 LTI Stock Plan. The compensation costs associated with the 2008 LTI Stock Plan totaled $0.9 million and $1.7 million for the three and six months ended July 3, 2010, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended July 4, 2009, these costs approximated $0.8 million and $0.9 million, respectively. Compensation cost not yet recognized

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Option and Restricted Stock Plans (Continued)

for awards under the 2008 LTI Stock Plan was approximately $8.2 million as of July 3, 2010, and the weighted average period of recognition for such compensation was 1.1 years as of July 3, 2010.

Other Compensation Arrangement

        On March 31, 2010, the Company entered into a new employment agreement with its Chief Executive Officer that provides for a one-time award of equity and cash at the expiration date of the agreement (the "Retirement Incentive"). The equity award component is dependent upon an ending stock price at the measurement date, defined in the agreement, and will range between 20,000 shares and 100,000 shares. The cash award will be equal to thirty percent of the future value of the aforementioned equity award component, but will not be less than $250,000 or greater than $1,000,000.

        Management has concluded that the stock award component should be accounted for as a "Equity-classified award" as defined with ASC 718, since the Company intends to issue PGI common shares. In addition, the Company currently intends for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management has concluded that the cash award should be accounted for as a "Liability-classified award" as defined with ASC 718, since the Company intends to pay cash for this compensation component. As of July 3, 2010, the Company anticipates that it will recognize compensation expense of $1.4 million from the period March 31, 2010 through April 2013.

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

        The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $1.0 million and $2.0 million for the three and six months ended July 3, 2010, respectively. For the three and six months ended July 4, 2009, the impact was an increase of 2.3 million and $4.5 million, respectively.

        On February 8, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price on payments related to the Company's new line under construction in Suzhou, China. The objective of the combination foreign exchange forward contracts is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The notional amount of the contracts with the third party, which expire on various dates through fiscal 2012, was €25.6 million, which will result in a U.S. dollar equivalent range of $34.6 million to $36.2 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract. As of July 3, 2010, the Company has recorded the asset associated with the previously unrecognized firm commitment and the liability associated with the hedging agreement. The following table summarizes the aggregate notional amount and estimated fair value of the Company's derivative instruments as of July 3, 2010 and January 2, 2010 (in thousands):

	As of July 3, 2010		As of January 2, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	$18,693	$270	$18,693	$283
Interest rate swaps—undesignated (1)	221,307	3,113	221,307	3,256
Foreign currency hedges:
Foreign exchange contracts	28,827	2,428	—	—
Foreign exchange contracts—undesignated	—	—	—	—

Net value	$268,827	$5,811	$240,000	$3,539

(1)
Comprised of a $240.0 million notional amount interest rate swap agreement that was executed, became effective on June 20, 2009 and matures on June 30, 2011.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative and Other Financial Instruments and Hedging Activities (Continued)

        The following tables summarize the effect on income by derivative instruments for the following periods:

For the Three Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives in Cash Flow Hedging Relationships	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	$39	$(983)	$(560)	$(2,264)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

For the Six Months Period Ended
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives in Cash Flow Hedging Relationships	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	$12	$(3,490)	$(1,120)	$(4,458)
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A

(1)
Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

        For the three and six months ended July 3, 2010, the Company recognized $0.4 million in foreign currency and other loss, net for the gain on the firm commitment related to its foreign exchange contract.

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of July 3, 2010 and January 2, 2010. The firm commitment identified within the table below is recorded on the Company's Consolidated Balance Sheets within Property, plant and equipment, net and the foreign exchange contract identified within the table below is recorded on the Company's Consolidated Balance Sheets within Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company's Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

	As of July 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Firm commitment	$2,834	—	$2,834	—
Derivative liabilities:
Interest rate swap agreements	(3,384)	—	(3,384)	—
Foreign exchange contract	(2,428)	—	(2,428)	—

	As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liabilities:
Interest rate swap agreements	(3,539)	—	(3,539)	—

        The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation. The unrealized loss in the interest rate swap's fair value of $0.3 million during the first six months of fiscal 2010 was allocated in accordance with ASC 820, with $0.3 million charged to Interest expense, net in the Consolidated Statement of Operations.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis as of July 3, 2010 and the corresponding fair value measurements that were recorded during the period ended July 3, 2010 (in thousands):

	Fiscal Period Ended July 3, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3	(1) Total Gains (Losses)
Long-lived assets held for sale (2)	$6,099	—	$4,899	$1,200	$(709)

(1)
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held for sale with a carrying amount of $6.8 million, were written down to their fair value of $6.1 million, net of the costs to sell based on current market conditions, resulting in a loss of $0.7 million, which was included in earnings for the period.

(2)
Long-lived assets held for sale in Level 2 Inputs reflect the current sales price at which certain property held for sale is currently being marketed based on local market conditions, less costs to sell. The equipment included in Level 3 assets reflects management's best estimate at which the respective equipment will be sold based on market conditions for used equipment, less costs to sell.

        The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities and short-term borrowings are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company's long-term debt as of July 3, 2010 and January 2, 2010 is presented in the following table (in thousands):

	As of July 3, 2010		As of January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$330,076	$324,520	$338,942	$333,189

        See Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" for additional disclosures related to the Company's derivative instruments.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Earnings Per Share and Shareholders' Equity

        The following is a reconciliation of basic net income/(loss) per common share attributable to Polymer Group, Inc. common shareholders to diluted net income/(loss) per common share attributable to Polymer Group, Inc. common shareholders for the three and six months ended July 3, 2010 (in thousands, except per share data):

	Net Income (Loss) Attributable to Polymer Group, Inc. (EPS Numerator)	Average Shares Outstanding (EPS Denominator)	Earnings (Loss) Per Common Share
Three months ended July 3, 2010
Basic	$1,558	20,876.5	$0.07
Potential shares exercisable under share-based plans		569.5
Less: shares which could be repurchased under treasury stock method		(197.8)

Diluted	$1,558	21,248.2	$0.07

Six months ended July 3, 2010
Basic	$(687)	20,695.5	$(0.03)
Potential shares exercisable under share-based plans		569.5
Less: shares which could be repurchased under treasury stock method		(213.1)

Diluted	$(687)	21,051.9	$(0.03)

        Under the treasury stock method, for the three and six months ended July 3, 2010 shares represented by the exercise of 22,057 and 22,057 nonvested restricted shares, respectively, were not included in diluted earnings per share because to do so would have been anti-dilutive.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Earnings Per Share and Shareholders' Equity (Continued)

        The following is a reconciliation of basic income per common share attributable to Polymer Group, Inc. to diluted income per common share attributable to Polymer Group, Inc. common shareholders for the three and six months ended July 4, 2009 (in thousands, except per share data):

	Net Income (Loss) Attributable to Polymer Group, Inc. (EPS Numerator) As Restated	Average Shares Outstanding (EPS Denominator)	Earnings Per Common Share As Restated
Three months ended July 4, 2009
Basic	$6,235	19,694.7	$0.31
Potential shares exercisable under share-based plans		241.9
Less: shares which could be repurchased under treasury stock method		(141.5)

Diluted	$6,235	19,795.1	$0.31

Six months ended July 4, 2009
Basic	$15,796	19,694.7	$0.80
Potential shares exercisable under share-based plans		179.2
Less: shares which could be repurchased under treasury stock method		(163.9)

Diluted	$15,796	19,710.0	$0.80

        Under the treasury stock method, shares represented by the exercise of 37,500 options, and 96,328 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.

        As of July 3, 2010, the Company's authorized capital stock consisted of the following classes of stock:

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

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Earnings Per Share and Shareholders' Equity (Continued)

        A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the six months ended July 3, 2010 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
	Total	Comprehensive Income (loss)	Retained Deficit	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest
Balance, January 2, 2010 (As Restated)	$124,219		$(137,367)	$41,570	$210	$211,768	$8,038
Compensation recognized on share-based awards	2,726				4	2,722
Surrender of shares to satisfy withholding tax obligations	(1,525)					(1,525)
Comprehensive income (loss):
Net income (loss)	(394)	$(687)	(687)				293
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustment, net of reclassification adjustment	1,132	1,132		1,132
Employee benefit plans	183	183		183
Currency translation adjustments	(13,586)	(13,654)		(13,654)			68

Other comprehensive loss	(12,271)	(12,339)					68

Comprehensive loss	(12,665)	$(13,026)					361

Balance, July 3, 2010	$112,755		$(138,054)	$29,231	$214	$212,965	$8,399

Note 16. Segment Information

        The Company's reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company's senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company's sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualifies as an asset held for sale and, consistent with ASC 360, presented Fabpro as a discontinued operation for all reported periods presented. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the three and six months ended July 3, 2010 and the three and six months ended July 4, 2009 relating to acquisition and integration expenses and special charges, net that have not been allocated to the segment data.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

        Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009 As Restated	July 3, 2010	July 4, 2009 As Restated
Net sales
Nonwovens	$262,321	$187,259	$517,295	$378,887
Oriented Polymers	27,426	18,781	51,822	37,163

	$289,747	$206,040	$569,117	$416,050

Operating income
Nonwovens	$25,125	$25,568	$49,956	$53,580
Oriented Polymers	1,868	262	1,476	1,596
Unallocated Corporate	(8,612)	(6,080)	(17,317)	(12,570)

	18,381	19,750	34,115	42,606
Acquisition and integration expenses	(156)	—	(1,680)	—
Special charges, net	(5,115)	(5,882)	(9,357)	(8,773)

	$13,110	$13,868	$23,078	$33,833

Depreciation and amortization expense
Nonwovens	$10,931	$11,438	$22,204	$22,673
Oriented Polymers	144	408	292	789
Unallocated Corporate	183	190	468	380

Depreciation and amortization expense included in operating income	11,258	12,036	22,964	23,842
Amortization of loan acquisition costs	222	273	437	608

	$11,480	$12,309	$23,401	$24,450

Capital spending
Nonwovens	$5,001	$11,463	$9,484	$14,755
Oriented Polymers	(20)	14	185	70
Corporate	—	90	—	135

	$4,981	$11,567	$9,669	$14,960

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

	July 3, 2010	January 2, 2009 As Restated
Division assets
Nonwovens	$725,649	$740,591
Oriented Polymers	42,597	36,255
Corporate	4,621	3,763
Eliminations	(65,016)	(79,071)

	$707,851	$701,538

        Geographic Data:

        Geographic data for the Company's continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009 As Restated	July 3, 2010	July 4, 2009 As Restated
Net sales
United States	$85,946	$71,524	$166,035	$147,738
Canada	26,212	18,186	49,713	36,127
Europe	67,391	36,591	138,267	75,278
Asia	30,700	26,139	62,071	50,343
Latin America	79,498	53,600	153,031	106,564

	$289,747	$206,040	$569,117	$416,050

Operating income
United States	$(2,968)	$2,173	$(7,072)	$8,308
Canada	1,279	29	483	1,510
Europe	3,907	432	6,774	1,279
Asia	6,843	5,178	13,013	10,993
Latin America	9,320	11,938	20,917	20,516

	18,381	19,750	34,115	42,606
Acquisition and integration expenses	(156)	—	(1,680)	—
Special charges, net	(5,115)	(5,882)	(9,357)	(8,773)

	$13,110	$13,868	$23,078	$33,833

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Segment Information (Continued)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009 As Restated	July 3, 2010	July 4, 2009 As Restated
Depreciation and amortization expense
United States	$3,914	$3,536	$7,605	$7,239
Canada	134	400	272	775
Europe	1,311	1,912	2,774	3,734
Asia	1,717	2,335	3,701	4,668
Latin America	4,182	3,853	8,612	7,426

Depreciation and amortization expense included in operating income	11,258	12,036	22,964	23,842
Amortization of loan acquisition costs	222	273	437	608

	$11,480	$12,309	$23,401	$24,450

	July 3, 2010	January 2, 2010 As Restated
Property, plant and equipment, net
United States	$81,248	$91,700
Canada	4,877	5,052
Europe	26,572	33,203
Asia	62,543	54,596
Latin America	136,066	145,864

	$311,306	$330,415

Note 17. Foreign Currency and Other (Gain) Loss, Net

        Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009 As Restated	July 3, 2010	June 4, 2009 As Restated
Included in operating income	$(123)	$(2,233)	$(853)	$(2,200)
Included in other expense (income)	535	1,766	753	3,126

	$412	$(467)	$(100)	$926

        For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Other operating income, net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 17. Foreign Currency and Other (Gain) Loss, Net (Continued)

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

        The Company has a commitment to make payments of approximately $32.9 million (€26.5 million, using the € to $ exchange rate as of July 3, 2010) that are attributable to the Building and Equipment Lease agreement between PGI Spain and Tesalca-Texnovo. See Note 4, "Acquisitions" for additional disclosures related to the Building and Equipment Lease agreement.

        On January 19, 2010, we entered into a firm purchase commitment (the "Purchase Agreement") to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China. We are currently working with banks in China to secure outside financing for a portion of this capital project. If we are unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities. As of July 3, 2010, the estimated total remaining payments with respect to the China expansion project were approximately $58.4 million, which are expected to be expended through second quarter of fiscal year 2012.

        On June 24, 2010, Chicopee, Inc. ("Chicopee"), a wholly owned subsidiary of Polymer Group, Inc., entered into an Equipment Lease Agreement (the "Agreement") with Gossamer Holdings, LLC, a Delaware limited liability company ("Gossamer"). Pursuant to the Agreement, Chicopee will lease an integrated manufacturing line for the production of heat sealed polypropylene nonwoven fabrics (the "Equipment") from Gossamer for a seven-year period (the "Basic Term") beginning upon Chicopee's acceptance of the Equipment (the "Basic Term Commencement Date"), which is expected to occur in the third quarter of 2011. The capitalized cost amount, which is subject to adjustment, is expected to approximate $53.0 million to $56.5 million. From the Basic Term Commencement Date to the fourth anniversary of the Basic Term Commencement Date, Chicopee will make annual lease payments of approximately $8.4 million to $9.0 million to Gossamer. The aggregate monthly lease payments to Gossamer under the Agreement, which is subject to adjustment, is expected to approximate $58.8 million to $62.7 million. From the fourth anniversary of the Basic Term Commencement Date to the end of the Basic Term, Chicopee's annual lease payments may change in accordance with an adjustment to the Basic Term Lease Rate Factor, as defined in the Agreement.

POLYMER GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Note 19. Supplemental Cash Flow Information

        Noncash investing or financing activities in the first six months of fiscal 2010 included the surrender of 67,049 shares of the Company's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $1.5 million to satisfy employee withholding tax obligations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 1 of Part I to this Quarterly Report on Form 10-Q. In addition, Also, numbers pertaining to periods in fiscal 2009 have been restated as appropriate. it should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.

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

        The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products and protective apparel markets. These include housewrap, lumberwrap, fiberglass packaging tubes, steel wrap, performance fabrics for firemen turnout gear and other performance fabrics. Our woven slit film component of the business primarily competes in niche markets, delivering more complex products versus supplying uncoated markets such as carpet backing fabric, geotextiles and bags. The industrial packaging markets in which we compete include applications such as lumberwrap, steel wrap and fiberglass packaging. The building products applications include high-strength protective coverings, printed billboard material and specialized components that are integrated into a variety of industrial products (e.g., roofing substrates and flame-retardant fabric). We maintain leading market positions in this segment, as evidenced by our #2 position in North America in flame-retardant performance fabrics. We are focusing efforts on diversifying away from large volume, commodity products within this division through continued product innovation.

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

        Approximately three-fourths of our sales are generated from disposable products that are not as significantly impacted by macro market swings, providing a base of volume demand that is relatively stable during times of economic downturns. In late 2008 and continuing through 2009, the general worldwide economy experienced a downturn resulting in slower economic activity. Certain portions of our business were negatively affected by the macro economic changes, most specifically the portion of our business serving the industrial markets associated with durable goods applications. The most notable impacts were in our European and North American regions where we experienced significant decreases in our sales volumes. If certain of the markets we serve deteriorate further based on a resurgence of recessionary trends, our business, financial condition and results of operations may be materially and adversely affected. Conversely, as worldwide economic purchase volumes declined, the cost of our raw materials declined significantly, beginning in the fourth quarter of 2008. This dramatic change, combined with other specific business initiatives to improve profits, resulted in a positive impact to our overall earnings in 2009, primarily in the first six months, offsetting the negative impacts of lower volumes.

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

        During fiscal 2009, we experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and continue to experience significant volatility in resin prices. During the first six months of fiscal 2010, the volatility of raw material costs has continued, increasing significantly in the Americas during the first four months of the year, followed by decreases in May and June, with additional increases forecasted by industry sources for the remaining months of fiscal year 2010. We have seen similar trends in Europe, while experiencing more stable pricing in raw materials in the Asian markets. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. If raw material prices were to continue to increase at the rate experienced for the first six months, our results may be materially and adversely affected.

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

        We have concluded that Tesalca-Texnovo does not meet the criteria to be considered a variable interest entity. We reached this conclusion in accordance with our reevaluation of ASC 810, based on both the accounting guidance prior to the revisions that came into effect on January 3, 2010 and the revised accounting guidance that came into effect on January 3, 2010. Accordingly, we have concluded that it would not appropriate to consolidate the financial results of Tesalca-Texnovo within our consolidated financial statements.

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

Recent Expansion Initiatives

        On January 19, 2010, we entered into a firm purchase commitment (the "Suzhou Purchase Agreement") to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China. We are currently working with banks in China to secure outside financing for a portion of this capital project. If we are unable to secure outside financing, the capital project will be funded using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities.

        On June 24, 2010, Chicopee, Inc. ("Chicopee"), a wholly owned subsidiary of Polymer Group, Inc. entered into an Equipment Lease Agreement (the "Agreement") with Gossamer Holdings, LLC, a Delaware limited liability company ("Gossamer"). Pursuant to the Agreement, Chicopee will lease an integrated manufacturing line for the production of heat sealed polypropylene nonwoven fabrics (the "Equipment") from Gossamer for a seven-year period (the "Basic Term") beginning upon Chicopee's acceptance of the Equipment (the "Basic Term Commencement Date"), which is expected to occur in the third quarter of 2011. The capitalized cost amount, which is subject to adjustment, is expected to approximate $53.0 million to $56.5 million. From the Basic Term Commencement Date to the fourth anniversary of the Basic Term Commencement Date, Chicopee will make annual lease payments of approximately $8.4 million to $9.0 million to Gossamer. The aggregate monthly lease payments to Gossamer under the Agreement, which is subject to adjustment, is expected to approximate $58.8 million to $62.7 million. From the fourth anniversary of the Basic Term Commencement Date to the end of the Basic Term, Chicopee's annual lease payments may change in accordance with an adjustment to the Basic Term Lease Rate Factor, as defined in the Agreement.

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

Results of Operations

        As described above in "Raw Materials" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," we are significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the fiscal year ended January 2, 2010, we generated an overall gross margin of approximately 21%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through fiscal 2008. There are many contributors to the improvement in gross margin percentage, with the increase in fiscal year 2009 primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009 as profits improved on a lower sales dollar base to reflect lower raw material costs. During the first quarter, and continuing into the second quarter of fiscal 2010, there was a significant increase in the cost of polypropylene resin and other raw materials. Additionally, the potential exists for further volatility in resin prices in fiscal 2010, which typically results in changes in selling prices for our products on somewhat of a lag basis as determined by raw material pricw escalator clauses in many of our customer agreements. Therefore, the results generated for the first six months of fiscal 2010 may not be indicative of financial performance achieved for the remainder of the 2010 fiscal year. The first six months of fiscal 2010 was also impacted by the contribution of the operations of our business in Spain that was acquired on December 2, 2009, resulting in higher volumes, sales and expenses when compared to the prior year period.

        The following table sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the three and six months ended July 3, 2010 in comparison to such items for the three and six months ended July 4, 2009 and in comparison with the 2008 and 2009 fiscal years:

	Fiscal Year Ended		Three Months Ended		Six Months Ended
	2009 As Restated	2008 As Restated	July 3, 2010	July 4, 2009 As Restated	July 3, 2010	July 4, 2009 As Restated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	54.4	46.2	53.3	45.2
Labor	8.1	7.2	6.8	8.0	7.0	8.2
Overhead	24.2	21.5	20.4	25.1	21.9	24.5

	79.2	83.7	81.6	79.3	82.2	77.9

Gross profit	20.8	16.3	18.4	20.7	17.8	22.1
Selling, general and administrative expenses	13.1	11.0	12.2	12.4	12.1	12.6
Acquisition and integration expenses	0.2	—	0.1		0.3
Special charges, net	2.4	1.9	1.7	2.9	1.5	2.1
Other operating (income) loss, net	(0.4)	0.4	(0.1)	(1.3)	(0.1)	(0.7)

Operating income (loss)	5.5	3.0	4.5	6.7	4.0	8.1
Other expense (income):
Interest expense, net	3.0	2.9	2.8	3.2	2.9	3.4
Gain on reacquisition of debt	(0.3)	—	—	—	—	(0.6)
Loss on extinguishment of debt	0.6
Foreign currency and other (gain) loss, net	0.5	(0.2)	0.1	1.0	0.2	0.8

Income (loss) before income taxes and discontinued operations	1.7	0.3	1.6	2.5	0.9	4.5
Income tax expense	1.4	0.6	1.0	1.0	1.0	2.3

Income (loss) from continuing operations	0.3	(0.3)	0.6	1.5	(0.1)	2.2
Income (loss) from discontinued operations	0.5	0.2	—	1.0	—	0.9
Gain on sale of discontinued operations	1.0	—	—	—	—	—

Net income from discontinued operations	1.5	0.2	—	1.0	—	0.9

Net income (loss)	1.8	(0.1)	0.6	2.5	(0.1)	3.1
Less: net (income) loss attributable to noncontrolling interests	0.2	0.5	(0.1)	0.5	0.0	0.7

Net income (loss) attributable to Polymer Group, Inc.	2.0%	0.4%	0.5%	3.0%	(0.1)%	3.8%

Comparison of Three Months Ended July 3, 2010 and July 4, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 14 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended July 3, 2010, the three months ended July 4, 2009 and the corresponding change (in millions):

	Three months ended
	July 3, 2010	July 4, 2009 As Restated	Change
Net sales
Nonwovens	$262.3	$187.2	$75.1
Oriented Polymers	27.4	18.8	8.6

	$289.7	$206.0	$83.7

Operating income (loss)
Nonwovens	$25.2	$25.6	$(0.4)
Oriented Polymers	1.9	0.3	1.6
Unallocated Corporate, net of eliminations	(8.7)	(6.1)	(2.6)

	18.4	19.8	(1.4)
Acquisition and integration expenses	(0.2)	—	(0.2)
Special charges, net	(5.1)	(5.9)	0.8

	$13.1	$13.9	$(0.8)

        The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $289.7 million for the three months ended July 3, 2010, an increase of $83.7 million, or 40.6%, from the comparable period of fiscal 2009 net sales of $206.0 million. Net sales for fiscal 2010 increased in the Nonwovens segment from comparable 2009 results by 40.1%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 50.5% from 2009 results. A reconciliation of the change in net sales between the three months ended July 3, 2010 and the three months ended July 4, 2009 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—three months ended July 4, 2009	$187.2	$18.8	$206.0
Change in sales due to:
Volume	44.0	7.1	51.1
Price/mix	33.3	0.7	34.0
Foreign currency translation	(2.2)	0.8	(1.4)

Net sales—three months ended July 3, 2010	$262.3	$27.4	$289.7

        The net volume increase of $44.0 million in Nonwovens sales is primarily attributable to sales generated from the new acquisition in Europe, PGI Spain, that occurred in December, 2009, along with additional volume sold from our capacity expansion in Mexico in the second half of fiscal year 2009. Additionally, we achieved a 15% increase in volumes from our businesses in South America compared to the second quarter of 2009 due to successful hygiene volume growth initiatives in the region and recovery from the impacts of adverse economic and political conditions present in the prior year period. Volumes in the rest of the Nonwovens business were relatively stable compared to the prior year period, including slightly higher volumes in our European business, excluding the PGI Spain acquisition. Oriented Polymers' sales volumes for building, packaging, agriculture and apparel products improved as demand in the industrial markets we participate in showed some recovery from the depressed levels of 2009.

        Sales in the Nonwovens segment were also positively impacted by higher price/mix, primarily due to price increases resulting from the pass-through of higher raw material costs. As raw material costs have steadily increased beginning in late 2009 and during fiscal 2010, we have raised selling prices to our customers where required by contract terms, and where appropriate based on market conditions. In general, with respect to contracted business there is usually a lag between the change in raw material cost and the change in sales price. The magnitude of the lag varies within the business and the company implemented initiatives during fiscal 2009 to improve its ability to better match the frequency of selling price changes with changes in raw material costs. The lag is most pronounced in our U.S. region due to the high concentration of business subject to specific price escalators. As raw material costs have declined in North America in recent months, our selling prices would be expected to decline accordingly if such lower cost levels are sustained.

        Net sales decreased $1.4 million due to the foreign currency translation, primarily in the European regions, compared to the prior year period. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin as a percent of sales

        Gross margin as a percent of sales for the three months ended July 3, 2010 declined to 18.4% from 20.7% in the second quarter of fiscal 2009, primarily driven by higher sales levels and higher raw material costs. In the first half of 2009, our gross margin as a percent of sales benefitted from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009 without a corresponding drop in sales prices due to the sales price lag mentioned above. As raw material prices increased in second half of 2009 and into the first half of 2010, we did not experience the same benefit for the three month period ending July 3, 2010. Despite higher labor and energy rates in 2010 compared to 2009, manufacturing costs as a percent of sales were lower on the base business due to efficiencies from cost reduction activities and lower depreciation expense, offset in part by activities and costs associated with the relocation, reinstallation and startup of the U.S. carded equipment restructuring during the first half of 2010. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 46.2% in the second quarter 2009 to 54.4% for the second quarter of 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.0% to 6.8% and overhead decreased from 25.1% to 20.4%. All of the above percentages were also impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the three months ended July 4, 2009 and the three months ended July 3, 2010 is presented in the following table (in millions):

Operating income—three months ended July 4, 2009 (As Restated)	$13.9
Change in operating income due to:
Volume	12.8
Price/mix	34.2
Higher raw material costs	(35.1)
Higher manufacturing costs	(0.2)
Foreign currency	(3.9)
Lower depreciation and amortization expense	0.8
Higher acquisition and integration expenses	(0.2)
Lower special charges, net	0.8
All other, primarily higher SG&A spending	(10.0)

Operating income—three months ended July 3, 2010	$13.1

        Consolidated operating income decreased 12.9% to $13.1 million for the three months ended July 3, 2010 as compared to $13.9 million in the comparative period in 2009. The volume growth detailed above, including the additional gross profit generated from PGI Spain, contributed $12.8 million of additional profit compared to the prior year period. Raw material costs were $35.1 million higher in second quarter of 2010 compared to 2009. This higher cost was partially offset by increases in sales price/mix of $34.2 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and changes in product mix. The net affect of the above factors and initiatives resulted in a decrease in our operating income of $0.9 million in 2010 compared to 2009. Manufacturing costs approximated the second quarter of 2009 costs due to the previously mentioned improvements in productivity and overall costs that effectively offset inflationary increases in labor rates and higher energy costs along with additional costs incurred as we ramp up relocated capacity at our Benson, North Carolina facility. As the U.S. dollar strengthened against most currencies, specifically in our European regions, During the quarter, the net changes in foreign currency exchange rates on a year-over-year basis negatively impacted operating income by $3.9 million.

        Selling, general and administrative (SG&A) expenses increased $9.7 million, from $25.5 million in 2009 to $35.2 million in 2010, due primarily to the incremental SG&A associated with PGI Spain. Additionally, other volume-related expenses, such as distribution and selling and marketing costs increased along with higher compensation costs associated with our annual incentive plan, and other spending associated with investments in capabilities to enable us to better address future market needs and execute on our strategic plan. During the second quarter we also recognized approximately $1.7 million of expense to establish a liability associated with sales-related taxes in certain of our foreign jurisdictions. Similar taxes amounted to $0.1 million in the second quarter of 2009. We do not expect to recognize the same magnitude of expense on an on-going basis as was recorded in the second quarter. Selling, general and administrative costs as a percent of net sales decreased from 12.4% in the second quarter of fiscal 2009 to 12.2% for the same period of fiscal 2010. This percentage is also impacted by higher selling prices resulting from the pass-through of raw material cost changes.

        Special charges for the three months ended July 3, 2010 of approximately $5.1 million included non-cash impairment charges of $0.7 million related to the write-down of certain property in Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs of (i) $2.5 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina, (ii) $0.3 million of severance and other shutdown costs related to facilities in Europe and Latin America, and $1.6 million of other costs, primarily related to professional fees associated with evaluating various strategic alternatives to unlock shareholder value.

        Additionally, we incurred $0.2 million of acquisition and integration expenses associated with the Spain Business Acquisition during the 2010.

Interest and Other Expense

        Net interest expense increased from $6.7 million during the three months ended July 4, 2009 to $8.0 million during the three months ended July 3, 2010. The increase in net interest expense was largely due to higher interest rates on our term loan borrowings and the impact of the interest rate swap, including the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Credit Facility (defined below) in September 2009, partially offset by the impact of reduced term loan borrowings.

        During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, we entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011 (the "Interest Rate Swap") which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

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

        Foreign currency and other loss (gain), net improved by $1.7 million, from a $2.1 million loss during the second quarter of fiscal 2009 to a $0.4 million loss in the second quarter of fiscal 2010, primarily due to the effect of movement in foreign currency rates. On February 8, 2010, we entered into a series of foreign currency exchange forward contracts (put options and call options) that provided for a floor and ceiling price on payments related to our new line under construction in Suzhou, China, with the objective to hedge changes in the fair value of the firm commitment to purchase equipment. During the period ended July 3, 2010, we recognized a gain on the change in the fair value of the hedge instrument compared to the change in the value of the firm commitment as of July 30, 2010 for the ineffective portion of the hedge of $0.4 million. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk", Note 13 "Derivatives and Other Financial Instruments and Hedging Activities", and Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Income Tax Expense

        During the three months ended July 3, 2010, we recognized income tax expense of $2.9 million on consolidated income before income taxes and discontinued operations of $4.7 million. During the three months ended July 4, 2009, we recognized income tax expense of $1.9 million on consolidated income before income taxes and discontinued operations of $5.1 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate, primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, the institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Discontinued Operations

        Income from the operations of discontinued business is comprised of the net operating results of Fabpro for the second quarter of fiscal 2009. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. We completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations was $2.0 million during the three months ended July 4, 2009.

Net (Income) Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. During the second quarter of fiscal 2009, these interests included a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $1.6 million, or $0.07 per share, for the three months ended July 3, 2010 compared to net income attributable to Polymer Group, Inc. of $6.2 million, or $0.31 per share, for the three months ended July 4, 2009.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined and reconciled below, for the second quarter of fiscal 2010 increased 6.1% to $32.4 million compared to $30.6 million in the second quarter of 2009. Adjusted EBITDA in the second quarter benefitted from the profit contribution from PGI Spain and from higher sales volumes generated by new capacity expansions, offset by the negative affects of higher raw material costs and higher SG&A. Depreciation and amortization expense included in Adjusted EBITDA of $11.2 million, decreased by $0.8 million from 2009 to 2010.

Comparison of Six Months Ended July 3, 2010 and July 4, 2009

        Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 "Segment Information" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the six months ended July 3, 2010, the six months ended July 4, 2009 and the corresponding change (in millions):

	Six months ended
	July 3, 2010	July 4, 2009 As Restated	Change
Net sales
Nonwovens	$517.3	$378.9	$138.4
Oriented Polymers	51.8	37.2	14.6

	$569.1	$416.1	$153.0

Operating income (loss)
Nonwovens	$50.1	$53.6	$(3.5)
Oriented Polymers	1.5	1.6	(0.1)
Unallocated Corporate, net of eliminations	(17.5)	(12.6)	(4.9)

	34.1	42.6	(8.5)
Acquisition and integration expenses	(1.7)		(1.7)
Special charges, net	(9.3)	(8.8)	(0.5)

	$23.1	$33.8	$(10.7)

        The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales

        Net sales were $569.1 million for the six months ended July 3, 2010, an increase of $153.0 million, or 36.8%, from the comparable period of fiscal 2009 net sales of $416.1 million. Net sales for fiscal 2010 improved in the Nonwovens segment from comparable 2009 results by 36.5%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 39.2% from 2009 results. A reconciliation of the change in net sales between the six months ended July 3, 2010 and the six months ended July 4, 2009 is presented in the following table (in millions):

	Nonwovens	Oriented Polymers	Total
Net sales—six months ended July 4, 2009	$378.9	$37.2	$416.1
Change in sales due to:
Volume	88.6	13.0	101.6
Price/mix	49.5	(0.2)	49.3
Foreign currency translation	0.3	1.8	2.1

Net sales—six months ended July 3, 2010	$517.3	$51.8	$569.1

        The net volume increase of $88.6 million in Nonwovens sales is primarily attributable to sales generated from the new acquisition in Europe, PGI Spain, that occurred in December 2009. Volumes were higher in all regions except the U.S. for the first six months of fiscal year 2010. The predominant amount of the volume decline in the U.S. was related to product volume sold from carded technologies and the associated closure of our North Little Rock facility. We achieved increases in Latin America and Asia volumes in excess of 15% compared to the first half of 2009. In our Latin America region, volume increased due to increased sales volumes achieved in our Mexico operations, made possible by the installation of a new line during the second half of 2009, continued sales growth in our Argentina facility and an improvement in certain hygiene markets in South America where economic and political environments in certain countries negatively impacted sales demand in 2009, primarily affecting our operations in Colombia. The Asia volume increases reflect continued growth in the medical and hygiene markets. In Europe, we have experienced a stabilization of underlying demand and achieved an increase in volumes in our consumer disposables and we have experienced a rebound in wipes demand. Oriented Polymers' sales volumes for building, packaging, agriculture and apparel products improved as demand in the industrial markets we participate in showed some recovery from the depressed levels of 2009.

        Foreign currency translation rates resulted in higher sales for the first six months of 2010 compared to the prior year period of $2.1 million. Further discussion of foreign currency exchange rate risk is contained in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" included below.

Gross margin as a percent of sales

        Gross margin as a percent of sales for the six months ended July 3, 2010 declined to 17.8% from 22.1% in the first six months of 2009, primarily driven by higher sales levels and higher raw material costs. In the first half of 2009, our gross margin as a percent of sales benefitted from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009 without a corresponding drop in sales prices due to the sales price lag mentioned above. As raw material prices increased in second half of 2009 and into the first half of 2010, we did not experience the same benefit for the three month period ending July 3, 2010. Manufacturing costs were higher for the six month period predominantly due to higher costs in the U.S. associated with our plant consolidation activities, offset by improvements in our other regions. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 45.2% in the second quarter 2009 to 53.3% for the second quarter of 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.2% to 7.0% and overhead decreased from 24.5% to 21.9%. All of the above percentages were also impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income

        A reconciliation of the change in operating income between the six months ended July 4, 2009 and the six months ended July 3, 2010 is presented in the following table (in millions):

Operating income—six months ended July 4, 2009 (As Restated)	$33.8
Change in operating income due to:
Volume	26.8
Price/mix	47.9
Higher raw material costs	(59.3)
Higher manufacturing costs	(4.4)
Foreign currency	(4.9)
Lower depreciation and amortization expense	0.9
Higher acquisition and integration expenses	(1.7)
Higher special charges, net	(0.6)
Increased share-based compensation costs	(0.9)
All other, primarily higher SG&A spending	(14.5)

Operating income—six months ended July 3, 2010	$23.1

        Consolidated operating income was $23.1 million in the six months ended July 3, 2010 as compared to $33.8 million in the comparative period in 2009. Raw material costs were up $59.3 million on a year-to-date basis compared to the same period in 2009. This higher cost was partially offset by increases in sales price/mix of $47.9 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and changes in product mix. The net affect of the above factors and initiatives resulted in a decrease in our operating income of $11.4 million in 2010 compared to 2009. A large portion of the impact is accounted for by the effects of the sales price to raw material lag effect with respect to contracted business in a rising raw material environment, whereby in 2009 we experienced a positive impact as selling prices were higher in the first quarter of 2009 relative to raw material costs in the previous quarter. Manufacturing costs were $4.4 million higher than the prior year, predominantly accounted for by increases in the U.S. region. The U.S. business was unfavorably impacted due to the timing associated with the start-up activities related to our carded consolidation efforts involving the Benson, North Carolina and North Little Rock, Arkansas plants, coupled with higher employee costs across the region. While spending has decreased for the U.S. carded locations as expected, the 2010 production volumes are temporarily negatively impacted by the timing of the machinery and equipment relocation, installation and start-up activities. This resulted in higher inefficiencies and under absorption of variable and fixed costs. Changes in foreign currency rates resulted in translation of earnings and the remeasurement of monetary assets and liabilities outside of the U.S. at a lower rate, resulting in a $4.9 million negative impact to operating income.

        Selling, general and administrative expenses were $68.7 million for the six month period ended July 3, 2010 compared to $52.5 million for the six month period ended July 4, 2009. The largest amount of the increase is represented by costs associated with the PGI Spain acquisition that was completed in December 2009. Additionally, other volume-related expenses, such as distribution and selling and marketing costs increased along with higher compensation costs associated with our annual incentive plan, and other spending. We recognized $2.3 million of incentive compensation costs during the first quarter associated with a decision by the Board of Directors to make a discretionary payment associated with our 2009 performance, a portion of which was paid in December 2009 and the remainder paid in March 2010, coupled with accrued compensation costs associated with our 2010 annual incentive plan. There was $0.7 million of incentive compensation expense recognized in the first quarter of 2009 for expense related to the 2008 short term incentive plan performance period, but no other incentive compensation expense was recognized during the year due to the lack of a formal incentive program during 2009. During the second quarter we also recognized approximately $1.7 million of expense to establish a liability associated with sales-related taxes in certain of our foreign jurisdictions. Similar taxes amounted to $0.2 million in the 6 months of fiscal 2009. We do not expect to recognize the same magnitude of expense on an on-going basis as was recorded in the second quarter. Selling, general and administrative costs as a percent of net sales decreased from 12.6% in the first six months of fiscal 2009 to 12.1% for the same period of fiscal 2010. This percentage is impacted by the increase in selling prices resulting from the pass-through of lower raw material costs.

        For the first six months of 2010, special charges were $9.4 million, consisting of non-cash impairment charges of $0.7 million related to the write-down of certain property in Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs of (i) $6.5 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina, (ii) $0.5 million of severance and other shutdown costs related to facilities in Europe and Latin America, and $1.7 million of other costs, primarily related to professional fees associated with evaluating various strategic alternatives to unlock shareholder value. Special charges for the six months ended July 4, 2009 of approximately $8.8 million included non-cash impairment charges of $3.2 million related to the write-down of certain property and equipment In North Little Rock, Arkansas, and Neunkirchen, Germany to their estimated fair value less costs to sell, and restructuring and plant realignment costs comprised of: (i) $3.2 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (ii) $2.1 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada.

Interest and Other Expense

        Net interest expense increased from $14.1 million during the six months ended July 4, 2009 to $16.7 million during the six months ended July 3, 2010. The increase in net interest expense was largely due to higher interest rates on our term loan borrowings and the impact of the Interest Rate Swap which also includes the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Credit Facility in September 2009, partially offset by the impact of reduced term loan borrowings.

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

        Foreign currency and other loss, net increased by $2.8 million, from $0.8 million in the first six months of fiscal 2008 to $5.0 million in the first six months of fiscal 2009, primarily due to movement in foreign currency rates. On February 8, 2010, we entered into a series of foreign currency exchange forward contracts (put options and call options) that provided for a floor and ceiling price on payments related to our new line under construction in Suzhou, China, with the objective to hedge changes in the fair value of the firm commitment to purchase equipment. During the period ended July 3, 2010, we recognized a gain on the change in the fair value of the hedge instrument compared to the change in the value of the firm commitment as of July 30, 2010 for the ineffective portion of the hedge of $0.4 million. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk", Note 13 "Derivatives and Other Financial Instruments and Hedging Activities", and Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Income Tax Expense

        During the six months ended July 3, 2010, we recognized income tax expense of $5.9 million on consolidated income before income taxes of $5.5 million. During the six months ended July 4, 2009, we recognized income tax expense of $9.5 million on consolidated income before income taxes of $18.6 million. Our income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, U.S. state income taxes, changes in the amounts recorded for tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Income from Discontinued Operations

        Discontinued operations are comprised of the net operating results of Fabpro for the six-month periods of fiscal 2009. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. Income from discontinued operations was $3.9 million during the six months ended July 4, 2009.

Net Loss Attributable to Noncontrolling interests

        Noncontrolling interests represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. During the second quarter of fiscal 2009, these interests included a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009.

Net Income Attributable to Polymer Group, Inc.

        As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $(0.7) million, or $(0.03) per share, for the six months ended July 3, 2010 compared to net income of $15.8 million, or $0.80 per share, for the six months ended July 4, 2009.

Adjusted EBITDA

        Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined and reconciled below, for the first six months of fiscal 2010 was $60.3 million compared to $68.4 million in the first half of 2009. As previously noted, Adjusted EBITDA in the first quarter of 2009 benefitted from the significant drop in raw material costs. The lack of such benefit in 2010, combined with an increasing raw material environment, higher costs associated with the transition of business in the U.S. and higher SG&A costs, more than offset contributions from higher sales volumes and the profit contribution from PGI Spain. Depreciation and amortization expense included in Adjusted EBITDA was $23.0 million for the first six months of 2010 and $23.8 million for the first six months of 2009.

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

        As defined in our credit agreement, Adjusted EBITDA equals net income (loss) before income and franchise tax expense (benefit), interest expense, net, depreciation and amortization, noncontrolling interests net of cash distributions, write-off of loan acquisition costs, non-cash compensation, foreign currency gain and losses, net, and special charges, net of unusual or non-recurring gains. We present Adjusted EBITDA, as defined in our credit agreement, as the measurement used as a basis for determining compliance with several covenants thereunder. It is also generally consistent with the metric used by management as a performance measurement for certain performance-based incentive compensation plans. In addition, we consider Adjusted EBITDA an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        Included below is a reconciliation of net income attributable to Polymer Group, Inc. to Adjusted EBITDA, which illustrates the differences in these measures of operating performance.

        The following table reconciles Adjusted EBITDA to net income attributable to Polymer Group Inc. for the periods presented (in thousands):

	Three Months Ended July 3, 2010	Three Months Ended July 4, 2009 As Restated	Six Months Ended July 3, 2010	Six Months Ended July 4, 2009 As Restated
Net income attributable to Polymer Group, Inc.	$1,558	$6,235	$(687)	15,796
Income & franchise tax expense	3,074	2,022	6,233	9,828
Interest expense, net	8,044	6,659	16,699	14,098
Depreciation and amortization included in operating income	11,258	12,034	22,964	23,841
Noncontrolling interests, net of tax & cash disbursements	205	(1,099)	293	(2,762)
Non-cash compensation	1,467	1,382	2,722	1,805
Foreign currency (gain) loss, net	412	(467)	(99)	925
Unrealized gains with respect to hedging agreements	(406)	—	(406)	—
Special charges, net	5,115	5,882	9,357	8,773
Less income from discontinued operations	—	(1,966)	—	(3,907)
Unusual or non-recurring charges (gains), net	1,711	(106)	3,203	34

Adjusted EBITDA	$32,438	$30,576	$60,279	68,431

        Fiscal 2009 data included in the calculation for the three months ended July 4, 2009 has been adjusted for the effect of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity for operations and expansion are currently funds generated from operations and borrowing availability under the credit facility ("Credit Facility"), consisting of a Term Loan of $410.0 million and a Revolving Credit Facility of $45.0 million at the original borrowing date. As a result of an amendment to the Credit Facility on September 17, 2009 (the "Amendment"), the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan was extended to November 22, 2014, with the remainder due November 22, 2012 (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments). In addition, the maturity date of approximately $40.0 million of our available $45.0 million Revolving Credit Facility was extended to November 22, 2013, under certain circumstances summarized below, with the remaining $5.0 million of availability maturing on November 22, 2010. The

Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At July 3, 2010, we were in compliance with such financial covenants. See "Liquidity Summary" below for further discussion of financial covenants. Additionally, as of July 3, 2010, we had no outstanding borrowings under the Revolving Credit Facility and capacity under the Revolving Credit Facility had been reserved for outstanding letters of credit in the amount of $16.3 million. As of July 3, 2010, we also had other outstanding letters of credit in the amount of $4.4 million primarily for certain raw material vendors. None of these letters of credit had been drawn on at July 3, 2010.

	July 3, 2010	January 2, 2010 As Restated
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$62.7	$59.5
Working capital	130.3	159.7
Total assets	707.9	701.5
Total debt	338.5	342.6
Total shareholders' equity	112.8	124.2

        We had working capital of approximately $130.3 million at July 3, 2010 compared with $159.7 million at January 2, 2010. As compared to year-end, our working capital balances decreased primarily as a result of the reclassification of $24.5 million of potential PHC tax exposure from long term to current liabilities. Higher sales volumes and sales prices resulted in an increase in accounts receivable balances, however this increase was offset by disciplined inventory management, higher levels of accounts payable and accrued liabilities and the impact of foreign currency changes. The raw material impact on inventory balances was essentially fully offset by lower unit volumes on hand at the end of the second quarter compared to the beginning of the year.

        Accounts receivable at July 3, 2010 was $144.2 million as compared to $128.0 million on January 2, 2010, an increase of $16.2 million. The net increase in accounts receivable during the first half of fiscal 2010 is primarily attributable to (a) higher sales volumes, (b) higher overall selling prices and (c) decreased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Even though overall accounts receivable increased, past-due balances were lower at the end of the second quarter, which resulted in a lower reserve requirement. Accounts receivable represented approximately 45 days of sales outstanding at July 3, 2010 as compared to 48 days of sales outstanding at January 2, 2010. We believe that our reserves adequately protect us against foreseeable increased collection risk.

        We have factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time.

        Inventories at July 3, 2010 were $109.1 million, an increase of $2.3 million from inventories at January 2, 2010 of $106.8 million. The net increase in inventory during the first six months of fiscal 2010 is due to (a) higher unit costs related to inventory at the end of the second quarter of fiscal 2010 compared to year-end 2009 and (b) a reduction in inventory reserves, partially offset by the effects of currency movements. The overall increase was comprised of component increases in raw materials and work-in-process of $5.0 million and $2.0 million, respectively, largely offset by a net decrease in finished goods of $4.7 million. We had inventory representing approximately 42 days of cost of sales on hand at July 3, 2010 compared to 49 days of cost of sales on hand at January 2, 2010.

        Accounts payable and accrued liabilities at July 3, 2010 were $197.7 million as compared to $148.0 million at January 2, 2010, an increase of $49.7 million. The increase in accounts payable and accrued liabilities during the first six months of fiscal 2010 was primarily related to the reclassification of $24.5 million of potential PHC tax exposure to a current liability due to our expectation that we would proactively seek a ruling from the IRS in fiscal year 2010, and higher accounts payable resulting from improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of the first quarter of 2010 compared to the end of fiscal year 2009, partially offset by the effects of currency movements. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Accounts payable and accrued liabilities represented approximately 76 days of cost of sales outstanding at July 3, 2010 compared to 68 days of cost of sales outstanding at January 2, 2010.

	Six Months Ended
	July 3, 2010	July, 2009 As Restated
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$17.4	$60.7
Net cash used in investing activities	(9.2)	(14.0)
Net cash used in financing activities	(4.0)	(3.4)

Operating Activities

        Net cash provided by operating activities was $17.4 million during the first six months of fiscal 2010 compared to $60.7 million during the first six months of fiscal 2009. During the first six months of 2009, working capital levels were significantly impacted as volumes were declining and sales prices were lower to reflect lower raw material costs. As such, lower working capital provided a source of cash of approximately $15.0 million during the first six months of fiscal 2009. During the first half of 2010, working capital levels, net of non-cash changes and balance sheet reclassifications, increased, requiring a $2.3 million use of cash. This difference contributed significantly in the decrease in operating cash flows compared to the prior year period. Additionally, our net income was lower, which reflected an increase in gross profit offset by higher expenses. As sales volumes change and as raw material costs change, inventory and accounts receivable balances are expected to rise and fall, accordingly, resulting in changes in our levels of working capital balances and cash flow going forward. Based on current trends of increased volume and higher raw material costs, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in 2010.

        Our restructuring and plant realignment activities in the first six months of fiscal years 2010 and 2009 are discussed in Note 3 "Special Charges, Net" to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        The restructuring and plant realignment costs of $7.0 million in the first six months of fiscal 2010 are comprised of: (i) $0.3 million of employee severance and retention costs and $6.1 million of equipment relocation and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $0.2 million related to employee severance related to the anticipated sale of a line in Argentina; and (iii) $0.4 million of other shutdown costs related to previously announced facility closings, primarily in Europe and U.S.

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

        We expect to make future cash payments, primarily through the fourth quarter of fiscal 2010, of approximately $4.0 million to $4.5 million associated with approved restructuring initiatives, of which $2.8 million has been accrued as of July 3, 2010. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment in the range of $6.0 million to $7.0 million, which is expected to be received in fiscal 2010 or 2011.

        Future cash payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in the company's tax structure and any resolutions of uncertain tax positions, such as our on-going resolution efforts associated with our potential PHC exposure.

Investing and Financing Activities

        Net cash used for investing activities amounted to $9.2 million and $14.0 million in the first six months of fiscal 2010 and fiscal 2009, respectively. Capital expenditures during the first six months of fiscal 2010 totaled $9.6 million, a decrease of $5.4 million from capital spending of $15.0 million in the same period in 2009. Capital expenditures have been lower in the first half of 2010 primarily due to the timing of payments associated with our expansion projects announced for Suzhou, China and Waynesboro, Virginia. As a result, we expect capital expenditures to increase significantly in the second half of fiscal year 2010. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.

        As discussed in further detail in Note 13, "Derivative and Other Financial Instruments and Hedging Activities" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the "2010 FX Forward Contracts") that provide for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned equipment purchase agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the equipment purchase agreement. The notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million.

        Net cash used in financing activities amounted to $4.0 million in the first six months of fiscal 2010, compared to $3.4 million of net cash used in financing activities in the first six months of fiscal 2009. In the first six months of 2010, we repaid, on a net basis, $3.8 million of debt whereas we borrowed, on a net basis, $9.0 million of debt during the same period in fiscal 2009. Additionally, in the first six months of 2009, we used $12.4 million to repurchase $15.0 million of our first-lien term loan.

Dividends

        Our Board of Directors has not declared a dividend on our common stock since emergence from bankruptcy in March 2003.

        The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary

        As discussed more fully in Note 9 "Debt" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009, which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of July 3, 2010, the Term Loan consisted of $16.0 million of net outstanding amounts maturing on November 22, 2012 ("Tranche 1 Term Loan") and $272.4 million maturing on November 22, 2014 ("Tranche 2 Term Loan"). As of July 3, 2010, the Revolving Credit Facility consisted of $5.0 million of availability maturing on November 22, 2010 ("Tranche 1 Revolver") and $40.0 million of availability maturing on November 22, 2013 ("Tranche 2 Revolver"), under which there are no amounts outstanding as of July 3, 2010. Effective May 4, 2010, the Company further converted $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments (the "2010 Revolver Conversion"). Interest will continue to be payable on a quarterly basis. Principal payments of $1.0 million will continue to be due quarterly.

        All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility, as amended, requires that we maintain a leverage ratio of not more than 3.50:1.00 through the remaining term of the Credit Facility. The interest expense coverage ratio requirement for the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. We were in compliance with the financial covenants under the Credit Facility at July 3, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results, or any increases in indebtedness not supported by sufficient increases in Consolidated EBITDA (as defined in the Credit Facility) will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.

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

        In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. Under these agreements, our subsidiary will acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. We will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognize such liability in accordance with the provisions of FASB ASC 860 "Transfers and Servicing." In March 2009, we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

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

        We maintained a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into the Interest Rate Swap, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the Interest Rate Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment we concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the

Amendment) of the Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million of cumulative liability related to the Interest Rate Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the Interest Rate Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        There were no borrowings under the Revolving Credit Facility as of July 3, 2010 or January 2, 2010. Average daily borrowings under that facility, which were primarily LIBOR Rate-based borrowings, were $2.9 million at an average interest rate of 5.6% for the period from January 3, 2010 to July 3, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of July 3, 2010, we have effectively reserved capacity under the Revolving Credit Facility in the amount of $16.3 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at July 3, 2010. As a result of the Amendment and the previously discussed 2010 Revolver Conversion, availability under the Revolving Credit Facility matures in two tranches: $5.0 million (Tranche 1) on November 22, 2010 and $40.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012.

        As of July 3, 2010, we also had other outstanding letters of credit in the amount of $4.4 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at July 3, 2010.

        We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of July 3, 2010, this debt is comprised of long-term facilities of $41.2 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $10.0 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $8.0 million at July 3, 2010, which facilities mature at various dates through September 2010 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. In compliance with the terms of the Credit Facility, we have a factoring agreement related to the sale of U.S. company-based receivables, with a maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the Credit Facility, we are also permitted to factor non-U.S. company-based receivables up to a maximum of $20.0 million. We have executed factoring agreements for receivables associated with our Mexican and Spanish business operations and have factored receivables under those agreements. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The gross amount of trade receivables factored, and, therefore, excluded from our accounts receivable, was $40.9 million and $35.1 million as of July 3, 2010 and January 2, 2010, respectively.

        During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statements of Cash Flows. Investing and financing activities of Fabpro were not significant during any of the periods presented in this Annual Report on Form 10-K. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million has been applied to reduce amounts outstanding under the Term Loan.

        As discussed in Note 18, "Commitments and Contingencies" to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have committed capital projects, including the installment of a new spunmelt line at our facility in Suzhou, China and the construction of the building and ancillary equipment associated with the installment of a new spunmelt line at our facility in Waynesboro, Virginia. We entered into a construction and lease agreement with Gossamer Holdings, LLC associated with the spunmelt line in Waynesboro as described above. Total remaining payments with respect to major capital expansion projects as of July 3, 2010 totaled approximately $78.8 million, which are expected to be substantially expended through the second quarter of fiscal 2012.

        On May 26, 2010, we signed an equity transfer agreement to purchase the remaining 20% stake in Nanhai Nonwoven Company Limited from our minority partner. The signing of the equity transfer agreement provides for the purchase of the remaining 20% minority interest that we do not own for a purchase price of approximately $7.3 million. The agreement is subject to further government approvals and receipt of a new business license. The transaction is expected to be complete late in the third quarter or early in the fourth quarter of fiscal 2010.

        We have experienced negative impacts in certain of our businesses, primarily in the industrial sector, from the deterioration in global economic conditions and are experiencing significant volatility in raw material pricing. However, based on our ability to generate positive cash flows from operations, and the financial flexibility provided by the Credit Facility, as amended, and our current expectations regarding the resolution of the PHC issue, we believe that we currently have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. We cannot be certain of the outcome of discussions with the IRS regarding our PHC status and whether such outcome will result in an amount of taxes, interest or penalties required to be paid that is materially higher or lower than the liability established on our balance sheet. If such amounts ultimately paid are materially higher and occur at one time, our overall liquidity could be significantly impacted, causing us to draw on our available credit lines or potentially seek new funding sources.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements other than previously disclosed.

Effect of Inflation

        Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was not significant during the first six months of fiscal 2010 and fiscal 2009. However, we continue to be impacted by variability in raw material costs. See "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I to this Quarterly Report on Form 10-Q.

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

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", to amend certain guidance in ASC 605, "Revenue Recognition" ("ASC 605"), specifically as related to "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on our consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements." This guidance clarifies and requires new disclosures about fair value measurements. We adopted the clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, in the first quarter of fiscal 2010. Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuance, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the "disaggregation guidance"). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, we do not anticipate that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

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

        Accounts receivable and concentration of credit risks:    Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers' financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At July 3, 2010, a reserve of $8.4 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

        For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of July 3, 2010, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Long-Term Debt and Interest Rate Market Risk

        Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Note 9 "Debt" and Note 13 "Derivatives and Other Financial Instruments and Hedging Activities" to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in February 2009, we entered into the Interest Rate Swap, which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

        However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the Interest Rate Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $220 million of the notional amount of the Interest Rate Swap. The Interest Rate Swap agreement is more fully described in Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14, "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities" included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

        Hypothetically, a 1% change in the interest rate affecting all of our subsidiary indebtedness would change interest expense by approximately $0.5 million. With respect to the Credit Facility, excluding the effect of the Interest Rate Swap, to the extent that LIBOR rates, hypothetically, remain at all times above the LIBOR floor of 2.5%, a 1% change in interest rates would change interest expense by approximately $2.9 million.

        Previously, the Company had a similar pay-fixed, receive variable interest rate swap contract that matured on June 20, 2009 and effectively fixed the LIBOR interest rate on a notional principal debt amount of $240.0 million at 5.085%.

        The estimated fair value of our long-term debt, including current portion, at July 3, 2010 was approximately $330.1 million.

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

        We have not historically hedged our exposure to transactional foreign currency risk. However, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency based obligations such as firm commitments related to certain capital expenditure projects. In addition, in most foreign operations, there is a partial natural currency hedge due to similar amounts of costs of materials and production as revenues in such local currencies. Furthermore, in certain circumstances, we have utilized insurance programs to mitigate our currency risk exposure associated with the potential inconvertibility of local currency into U.S. dollars (or other hard currency) and to transfer such hard currency out of the foreign countries where certain of our foreign businesses are domiciled.

        In addition, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the agreement to purchase the equipment. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the equipment purchase agreement. The notional amount of the 2010 FX Forward Contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €25.6 million, which will result in U.S. dollar equivalent range of $34.5 million to $36.1 million. See Note 13, "Derivatives and Other Financial Instruments and Hedging Activities" and Note 14 "Fair Value of Financial Instruments and Non-Financial Assets and Liabilities to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q for further discussion of the 2010 FX Forward Contracts.

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

        We have not historically hedged our exposure to raw material increases, but we have certain customer contracts with price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have increased from 45.2% in the six months ended July 4, 2009 to 53.3% in the six months ended July 3, 2010.

        During the first four months of fiscal 2010, the cost of polypropylene resin, our largest volume raw material, increased significantly. During the first quarter of fiscal 2009, we experienced a moderate increase in the cost of polypropylene resin. Additionally, on a global basis, other raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During the third quarter of fiscal 2009, management identified a material weakness in the Company's internal control over financial reporting associated with processes related to the preparation and adjustment of the Company's income tax accounts. During the third and fourth quarters of fiscal 2009, management (i) increased the Company's personnel within the global tax function, (ii) conducted training regarding accounting for income taxes for global finance and tax personnel, and (iii) made modifications to documentation used to prepare and reconcile income tax balances. During the first and second quarters of fiscal 2010, management continued its assessment of the remediation efforts and determined that additional steps are necessary to fully remediate the material weakness. Accordingly, we concluded that the Company's internal control over financial reporting was not yet effective as of July 3, 2010. As such, management plans to engage independent third party tax advisors to augment the Company's processes related to the preparation and adjustment of the Company's income tax accounts.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Other than as described above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are not currently a party or subject to any pending legal proceedings other than ordinary routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.    RISK FACTORS

        Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        Exhibits required to be filed with this Form 10-Q are listed below:

Exhibit Number	Document Description
10.1	Equipment Lease Agreement, dated as of June 24, 2010, between Chicopee, Inc. and Gossamer Holdings, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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