Form 10-Q
period 2010-10-02
POLYMER GROUP INC
filed 2010-11-12
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (704) 697-5100
Former name, former address and former fiscal year, if changed since last report: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 5, 2010, there were 21,326,928 shares of Class A common stock, 81,917 shares of Class B common stock and 24,319 shares of Class C common stock outstanding. No shares of Class D or Class E common stock were outstanding as of such date. The par value for each class of common stock is $.01 per share.

POLYMER GROUP, INC.
INDEX TO FORM 10-Q

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
Readers should consider the following information as they review this Form 10-Q:
The terms “Polymer Group,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to Polymer Group, Inc. and its subsidiaries.
Safe Harbor-Forward-Looking Statements
From time to time, we may publish forward-looking statements relative to matters such as, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend,” “target” or other words that convey the uncertainty of future events or outcomes.
Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date of this report. Unless required by law, we do not undertake any obligation to update these statements and caution against any undue reliance on them. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K. There can be no assurance that these events will occur or that our results will be as anticipated.
Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:
•	uncertainty regarding the effect or outcome of the Company’s previously announced merger transaction;
•	general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns;
•	cost and availability of raw materials, labor and natural and other resources and the inability to pass raw material cost increases along to customers;
•	changes to selling prices to customers which are based, by contract, on an underlying raw material index;
•	substantial debt levels and potential inability to maintain sufficient liquidity to finance our operations and make necessary capital expenditures;
•	inability to meet existing debt covenants or obtain necessary waivers;
•	achievement of objectives for strategic acquisitions and dispositions;
•	inability to achieve successful or timely start-up on new or modified production lines;
•	reliance on major customers and suppliers;
•	domestic and foreign competition;
•	information and technological advances;
•	risks related to operations in foreign jurisdictions;
•	changes in environmental laws and regulations, including climate change-related legislation and regulation; and
•	the outcome of discussions with the Internal Revenue Service regarding the potential payments due associated with the personal holding company (“PHC”) tax issue discussed herein.

ITEM 1.	FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Data)

		January 2,
	October 2,	2010
	2010	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$69,413	$59,521
Accounts receivable, net	148,837	127,976
Inventories, net	113,241	106,820
Deferred income taxes	4,739	3,612
Other current assets	41,550	34,382

Total current assets	377,780	332,311
Property, plant and equipment, net	313,454	330,415
Intangibles and loan acquisition costs, net	8,197	9,006
Deferred income taxes	2,676	2,777
Other assets	29,191	27,029

Total assets	$731,298	$701,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,975	$3,690
Accounts payable and accrued liabilities	200,990	148,042
Income taxes payable	4,452	3,940
Deferred income taxes	67	—
Current portion of long-term debt	12,764	16,921

Total current liabilities	225,248	172,593
Long-term debt	313,134	322,021
Deferred income taxes	20,408	21,425
Other noncurrent liabilities	30,676	61,280

Total liabilities	589,466	577,319
Commitments and contingencies
Polymer Group, Inc. shareholders’ equity:
Preferred stock—0 shares issued and outstanding	—	—
Class A common stock—21,327,646 and 20,875,378 issued and outstanding at October 2, 2010 and January 2, 2010, respectively	213	209
Class B convertible common stock—81,917 and 83,807 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	1	1
Class C convertible common stock—24,319 and 24,319 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	—	—
Class D convertible common stock—0 shares issued and outstanding	—	—
Class E convertible common stock—0 shares issued and outstanding	—	—
Additional paid-in capital	214,876	211,768
Retained deficit	(116,565)	(137,367)
Accumulated other comprehensive income	34,667	41,570

Total Polymer Group, Inc. shareholders’ equity	133,192	116,181
Noncontrolling interests	8,640	8,038

Total equity	141,832	124,219

Total liabilities and equity	$731,298	$701,538

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

		Three Months
	Three Months	Ended
	Ended	October 3, 2009
	October 2, 2010	As Restated
Net sales	$297,436	$223,022
Cost of goods sold	237,978	175,767

Gross profit	59,458	47,255
Selling, general and administrative expenses	35,439	27,412
Special charges, net	2,511	1,785
Acquisition and integration expenses	49	—
Other operating income, net	(719)	(675)

Operating income	22,178	18,733
Other expense:
Interest expense, net	7,764	5,406
Loss on extinguishment of debt	—	5,085
Foreign currency and other loss, net	261	1,923

Income before income tax expense and discontinued operations	14,153	6,319
Income tax (benefit) expense	(7,490)	2,687

Income from continuing operations	21,643	3,632
Income from discontinued operations	—	8,919

Net income	21,643	12,551
Net (income) attributable to noncontrolling interests	(154)	(198)

Net income attributable to Polymer Group, Inc.	$21,489	$12,353

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$1.02	$0.17
Discontinued operations	—	0.45

Basic	$1.02	$0.62

Diluted	$1.00	$0.62

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Data)

		Nine Months
	Nine Months	Ended
	Ended	October 3, 2009
	October 2, 2010	As Restated
Net sales	$866,553	$639,072
Cost of goods sold	705,482	499,697

Gross profit	161,071	139,375
Selling, general and administrative expenses	104,165	79,901
Special charges, net	11,868	10,558
Acquisition and integration expenses	1,729	—
Other operating income, net	(1,947)	(3,650)

Operating income	45,256	52,566
Other expense (income):
Interest expense, net	24,463	19,504
Gain on reacquisition of debt	—	(2,431)
Loss on extinguishment of debt	—	5,085
Foreign currency and other loss, net	1,139	5,500

Income before income tax expense and discontinued operations	19,654	24,908
Income tax (benefit) expense	(1,595)	12,149

Income from continuing operations	21,249	12,759
Income from discontinued operations	—	12,826

Net income	21,249	25,585
Net (income) loss attributable to noncontrolling interests	(447)	2,564

Net income attributable to Polymer Group, Inc.	$20,802	$28,149

Earnings per common share attributable to Polymer Group, Inc. common shareholders:
Basic:
Continuing operations	$1.00	$0.78
Discontinued operations	—	0.65

Basic	$1.00	$1.43

Diluted	$0.98	$1.43

See Accompanying Notes.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

		Nine Months
	Nine Months	Ended
	Ended	October 3, 2009
	October 2, 2010	As Restated
Operating activities:
Net income attributable to Polymer Group, Inc.	$20,802	$28,149
Adjustments to reconcile net income attributable to Polymer Group, Inc. to net cash provided by operating activities:
Asset impairment charge	744	3,444
Deferred income taxes	(2,101)	2,938
Depreciation and amortization	34,916	38,065
Gain on reacquisition of debt	—	(2,431)
Non-cash write-off of loan acquisition costs	—	3,483
Loss on firm commitment	62	—
Gain on sale of assets, net	(909)	(8,210)
Non-cash compensation, net	3,108	2,775
Changes in operating assets and liabilities:
Accounts receivable, net	(23,176)	887
Inventories, net	(7,673)	9,143
Other current assets	(4,292)	(454)
Accounts payable and accrued liabilities	30,580	(3,657)
Other, net	(13,149)	5,416

Net cash provided by operating activities	38,912	79,548

Investing activities:
Purchases of property, plant and equipment	(21,439)	(33,753)
Proceeds from sale of assets	2,234	33,386
Acquisition of intangibles and other	(405)	(176)

Net cash used in investing activities	(19,610)	(543)

Financing activities:
Proceeds from borrowings	34,925	39,355
Repayment of borrowings	(44,309)	(91,381)
Reacquisition of debt	—	(12,333)
Loan acquisition costs	(166)	(4,492)

Net cash used in financing activities	(9,550)	(68,851)

Effect of exchange rate changes on cash	140	415

Net increase in cash and cash equivalents	9,892	10,569
Cash and cash equivalents at beginning of period	59,521	45,718

Cash and cash equivalents at end of period	$69,413	$56,287

See Accompanying Notes.

POLYMER GROUP, INC.
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation, Description of Business and Recent Developments
Basis of Presentation and Description of Business
Polymer Group, Inc. (the “Company”) is a publicly-traded, leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company’s main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.
The accompanying unaudited interim consolidated financial statements include the accounts of Polymer Group, Inc. and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying unaudited interim consolidated financial statements. All amounts are presented in United States (“U.S.”) dollars, unless otherwise noted.
The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K/A for the period ended January 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year. The Consolidated Balance Sheet data included herein as of January 2, 2010 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A.
Adjustment for Out-of-Period Items
The accompanying unaudited interim consolidated financial statements for the three and nine month periods ended October 2, 2010 include an out-of-period adjustment to properly reflect a general exception to the technical application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) ASC 740 “Income Taxes” (“ASC 740”) which requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss. These other categories generally include, when applicable, accumulated other comprehensive income (“AOCI”), discontinued operations, extraordinary items, cumulative effects of accounting changes, and items charged or credited directly to additional paid-in capital. However, there is a general exception to this general rule, specifically described in ASC 740 (the “ASC 740 Exception”). The ASC 740 Exception provides an exception to the general rule described above in situations where there is a pretax loss from continuing operations and pretax income from other categories on a combined basis. This exception requires consideration of all categories of income or loss for purposes of determining the amount of tax benefit that results from and should be allocated to a loss from continuing operations. During the quarter ended October 2, 2010, the Company evaluated the impact of the application of the ASC 740 Exception for its fiscal years ending 2003 to 2009 and concluded that it did not properly consider the ASC 740 Exception during the preparation of prior period tax provisions.
For the three and nine months ended October 2, 2010, this adjustment had the effect of reducing Income tax (benefit) expense by $5.0 million and thus increasing net income attributable to Polymer Group, Inc. by $5.0 million. The effect on the October 2, 2010 Consolidated Balance Sheet was to recognize a $5.0 million reduction to Accumulated other comprehensive income as more fully described in Note 10 “Income Taxes”. The non-cash adjustment was not considered material to the Company’s consolidated financial statements for the three and nine month periods ended October 2, 2010, or any of the prior periods affected by the adjustment.
Reclassification
The data presented herein for fiscal 2009 has been restated to reflect the amounts reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010.

Recent Developments — Proposed Merger
On October 4, 2010, the Company and MatlinPatterson Global Opportunities Partners L.P., the holders of approximately 63.4% of the Company’s outstanding common shares, entered into a definitive agreement (the “Definitive Agreement”) with an investment company (the “Merger Company”) which is controlled by investment funds affiliated with The Blackstone Group (the “Investor Group”). Pursuant to the Definitive Agreement, the Merger Company will merge with and into Polymer Group, Inc., with Polymer Group, Inc. being the surviving corporation following the merger (the “Merger”). As a result of the Merger, the Investor Group will beneficially own all of the issued and outstanding capital stock of the Company.
At the effective time of the Merger, each holder of outstanding shares of the Company’s common stock, subject to certain exceptions defined within the Definitive Agreement (the “Excluded Common Shares”), will be entitled to receive up to $18.16 in cash for each such share (which shares shall be automatically cancelled), subject to the escrow provisions described below. In addition, if the Merger does not close until after December 31, 2010, each such holder of shares of the Company’s common stock will also be entitled to receive its ratable share (calculated on a fully diluted basis) of $53,571.43 for each day within the period beginning on January 1, 2011 and ending on the calendar day immediately prior to the closing date (the “Additional Per Share Consideration”).
At the effective time of the Merger, a portion of the aggregate merger consideration totaling $64.5 million, subject to adjustment as provided in the Definitive Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), will be deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the “personal holding company” (“PHC”) rules of the Internal Revenue Code of 1986, as amended, to the Company in periods prior to the effective time of the Merger. See Note 10. “Income Taxes” for further discussion of the PHC matter. As a result, each holder of outstanding shares of the Company’s common stock, other than the Excluded Common Shares, will, at the effective time of the Merger, be entitled to receive approximately $15.25 per share (plus the Additional Per Share Consideration, if any), and will be entitled to receive its ratable share (calculated on a fully diluted basis) of any amounts in the escrow fund, if and when released in accordance with the Definitive Agreement.
As contemplated by the Definitive Agreement, if the Merger occurs the Company will be required to exercise its Call Option with respect to the Phase II Assets associated with the Spain business acquisition (discussed in Note 4. “Acquisitions — Spain”), and as a result, 393,675 additional shares of the Company’s Class A common stock will be issued and the outstanding debt of Tesalca-Texnovo’s (defined below) will be extinguished by the Company.
The Definitive Agreement contains customary representations and warranties of the parties and customary covenants and agreements of the parties, including various covenants regarding the conduct of the Company’s business prior to the closing of the Merger and prohibiting the taking of certain actions by the Company prior to the closing of the Merger without the consent of the Investor Group. In addition, the Merger is subject to the prior satisfaction or waiver (to the extent permitted by the Definitive Agreement and applicable law) by the parties thereto.
The Merger will be financed through a combination of debt and equity, and is not conditioned upon the consummation of such financing. Completion of the Merger is subject to certain closing conditions, including, among other things, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of consents required under certain foreign merger control laws. As such, completion of the Merger is expected to occur prior to the end of the first quarter of 2011.
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

Inventories
Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP and in accordance with the FASB Codification requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, valuation of obligations under the Company’s pension and retirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from those estimates. These estimates are reviewed periodically to determine if a change is required.
Stock-Based Compensation
The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of satisfying the performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.
Special Charges
The Company records severance-related expenses once they are both probable and estimable in accordance with ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable from future undiscounted cash flows. If the carrying amounts are not recoverable, the Company, consistent with the provisions of ASC 360, records a non-cash charge associated with the write-down of such assets to estimated fair value. Fair value is estimated based on the present value of expected future cash flows, appraisals and other indicators of value.
Derivatives
The Company records all derivative instruments as either assets or liabilities on the balance sheet at their fair value in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). Changes in the fair value of a derivative are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Ineffective portions, if any, of all hedges are recognized in earnings.
As more fully described in Note 13 “Derivative and Other Financial Instruments and Hedging Activities” to the consolidated financial statements, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company’s exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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
Gain on Reacquisition of Debt
The Company, through its subsidiaries, may make market purchases of its first lien term loan under its Credit Facility (defined in Note 9 “Debt”) from its existing lenders at a discount to the carrying value of the debt. Under these agreements, the Company’s subsidiary will acquire the rights and obligations of a lender under the Credit Facility, to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the authoritative literature and includes such amounts in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income of $34.7 million at October 2, 2010 consisted of $44.2 million of currency translation gains (net of income taxes of $6.4 million), $(6.1) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (including income taxes of $3.8 million) and $(3.4) million of cash flow hedge losses (including income taxes of $1.8 million). Accumulated other comprehensive income of $41.6 million at January 2, 2010 consisted of $47.5 million of currency translation gains (net of income taxes of $7.9 million), $(2.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs and $(3.3) million of cash flow hedge losses. Comprehensive income for the three months ended October 2, 2010 and October 3, 2009 amounted to income of $26.9 million and $10.8 million, respectively. Comprehensive income for the nine months ended October 2, 2010 and October 3, 2009 amounted to income of $13.9 million and $16.9 million, respectively.
Recent Accounting Standards
In June 2009, the FASB issued authoritative guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. In December 2009, the FASB issued ASU 2009-17, “Amendments to Accounting for Variable Interest Entities,” (“ASU 2009-17”) to amend ASC 810 to clarify how enterprises should account for and disclose their involvement with VIEs. The Company adopted the revised guidance for the accounting for VIEs, pursuant to ASC 810, effective January 3, 2010. The adoption of the revised accounting guidance for VIEs did not have a significant effect on the Company’s consolidated financial statements. See Note 4 “Acquisitions” for additional information.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, to amend certain guidance in ASC 605, “Revenue Recognition” (“ASC 605”), specifically as related to “Multiple-Element Arrangements” (“ASC 605-25”). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” This guidance clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, were adopted by the Company in the first quarter of fiscal 2010. Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the “disaggregation guidance”). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, the Company does not anticipate that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance enhances the disclosure requirements about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financing receivables include, but are not limited to, loans, trade accounts receivable, notes receivables and other receivables, including factoring receivables. The amended guidance is effective for activities during the reporting period beginning in the Company’s fiscal 2011. The Company expects the amended guidance to impact its future period disclosures, but to otherwise not have a significant effect on its consolidated financial statements.
Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements
Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $8.3 million and $9.1 million at October 2, 2010 and January 2, 2010, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company (“P&G”) accounted for 14% and 10% of the Company’s sales in the first nine months of fiscal 2010 and 2009, respectively.
The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of this factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company has entered into factoring agreements to sell without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the Company’s senior credit facility agreements, the maximum amount of non-U.S. outstanding advances at any one time is $20.0 million.
During the first nine months of fiscal 2010, approximately $191.6 million of gross receivables have been sold under the terms of these factoring agreements, compared to approximately $109.9 million during the first nine months of fiscal 2009. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria noted in ASC 860, “Transfers and Servicing” (“ASC 860”), for financial instruments. The gross amount of trade receivables sold to the factoring companies and, therefore, excluded from the Company’s accounts receivable, was $45.1 million and $35.1 million as of October 2, 2010 and January 2, 2010, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $8.5 million and $6.1 million at October 2, 2010 and January 2, 2010, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. Net of amounts due from factoring companies, the net outstanding balance of factored receivables was $36.6 million and $29.0 million at October 2, 2010 and January 2, 2010, respectively. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are immaterial and are included in Foreign currency and other loss, net in the Consolidated Statements of Operations.

Note 3. Special Charges, Net
The Company’s operating income includes Special charges, net and this amount represents the consequences of corporate-level decisions or Board of Directors actions, principally associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures and pursuit of certain transaction opportunities. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such charges, net is presented in the following table (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Restructuring and plant realignment costs	$1,479	$1,268	$8,462	$6,756
Asset impairment charges	35	251	744	3,444
Other costs	997	266	2,662	358

	$2,511	$1,785	$11,868	$10,558

Restructuring and plant realignment costs
Accrued costs for restructuring and plant realignment efforts are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. These costs generally arise from restructuring initiatives intended to result in lower working capital levels and improved operating performance and profitability through: (i) reducing headcount at both the plant and corporate levels and the realignment of management structures; (ii) improving manufacturing productivity and reducing corporate costs; and (iii) rationalizing certain assets, businesses and employee benefit programs. The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities as of, and for, the nine month period ended October 2, 2010 (in thousands):

Balance accrued at beginning of year	$2,803
2010 restructuring and plant realignment costs	8,462
Cash payments	(8,947)
Adjustments	250

Balance accrued at end of period	$2,568

The $1.5 million of restructuring and plant realignment costs in the third quarter of fiscal 2010 are comprised of: (i) $0.7 million of severance costs related to a management restructuring in Europe; (ii) $0.5 million of severance and other shut-down costs for restructuring activities in the United States; and (iii) $0.3 million of severance and other shut-down costs for restructuring initiatives in Europe and Argentina.
The $8.5 million of restructuring and plant realignment costs in the first nine months of fiscal 2010 are comprised of: (i) $7.0 million of severance and other shut-down costs for restructuring activities in the United States; (ii) $1.3 million of severance and other shut-down costs for restructuring initiatives in Europe; and (iii) $0.2 million of severance costs for restructuring initiatives in Argentina.
On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close its North Little Rock, Arkansas manufacturing plant by the end of the first quarter of fiscal 2010 to better align the Company’s capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing included the reduction of approximately 140 positions when such efforts are completed. During the third quarter of fiscal 2010, the Company recognized $0.5 million for equipment relocation and associated shut-down costs related to the closure of the North Little Rock plant. During the first nine months of fiscal 2010, the Company recognized $0.3 million of employee termination costs, $6.6 million for equipment relocation and associated shut-down costs related to the closure of the North Little Rock plant and $0.1 million for shutdown costs related to other plants. The Company estimates that it will recognize total cash restructuring charges of approximately $18.5 million to $18.7 million during portions of fiscal 2009 and 2010, comprised of approximately $2.0 million related to employee termination expenses and $16.5 million to $16.7 million for equipment relocation and associated shut-down costs. Of the total spending, $18.2 million has been recognized from the commencement in 2009 through the end of the third quarter of fiscal 2010, including $11.3 million recognized in fiscal 2009. The Company expects to recognize the remaining $0.3 million to $0.5 million by the end of fiscal 2010.

Restructuring in prior periods
The restructuring and plant realignment costs in the first nine months of fiscal 2009 totaled $6.7 million. This was comprised of: (i) $3.1 million of severance and other shut-down costs associated with the previously announced closure of the Neunkirchen, Germany manufacturing plant; (ii) $2.3 million of severance and other shut-down costs related to the North Little Rock, Arkansas facility; (iii) $1.1 million of severance and other shut-down costs related to other previously announced facility closings in the United States; and (iv) $0.2 million of severance costs related to restructuring initiatives in Canada.
Asset impairment charges
During the second quarter of fiscal 2010, the Company recorded a non-cash impairment charge of $0.7 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell.
During the second quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $1.6 million related to the write-down of certain property and equipment in North Little Rock, Arkansas to their estimated fair value less costs to sell. During the first nine months of fiscal 2009, the Company recorded non-cash impairment charges of $1.8 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. See Note 14 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for the fair value measurement disclosures related to these assets.
Other costs
In fiscal 2010, the Company has incurred professional services fees attributable to the Merger (as discussed in Note 1 “Basis of Presentation, Description of Business and Recent Developments, Recent Developments — Proposed Merger”). In the third quarter, the Company recorded approximately $1.0 million of professional services fees. For the first nine months, the Company recorded approximately $2.5 million of professional services fees, of which $0.6 million had been paid by the Company through October 2, 2010. Additionally, the Company incurred $0.2 million on other project fees.
Note 4. Acquisitions
Argentina
On October 30, 2009, the Company announced that it completed the purchase of the remaining 40% stake in Dominion Nonwovens Sudamericana, S.A. from its partner, Guillermo E. Kraves. The purchase price was approximately $4.1 million. In accordance with ASC 810, the Company has accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction. The carrying amount of this noncontrolling interest has been adjusted in the amount of $0.6 million to reflect the change in ownership, and the difference between the purchase price and the amount by which the noncontrolling interest was adjusted resulted in a reduction to paid-in capital of $3.5 million. Additionally, the Company also paid $2.4 million to an affiliate of Mr. Kraves in satisfaction of amounts previously accrued for services.
Spain
On December 2, 2009, the Company completed the initial phase of the acquisition, from Grupo Corinpa, S.L. (“Grupo Corinpa”), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.A., “Tesalca-Texnovo” or the “Sellers”), which are headquartered in Barcelona, Spain (the “Transaction”). The acquisition was completed by the Company through PGI Spain, which operates as a new wholly owned subsidiary of the Company.

The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations) valued at $10.9 million, the customer lists and the current book of business. Concurrent with the Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Sellers’ land, building and equipment during the term of the lease (the “Building and Equipment Lease”). PGI Spain is obligated to make total lease payments of approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. The first lease payment of approximately €1.25 million was made on March 31, 2010 and further quarterly payments of approximately €1.25 million will be due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years will be approximately €0.9 million per quarter. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term in Cost of goods sold in its Consolidated Statements of Operations. See Note 18, “Commitments and Contingencies” for additional information on the Building and Equipment Lease.
Further, as part of the Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the “Phase II Assets”) until December 31, 2012 (the “Put Option”). The Sellers right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding lease payments (“EBITDAR Projection”), for either fiscal year 2010 or 2011 (the “Performance Period”). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the “Call Option”). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers’ Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016.
Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company’s Class A common stock (“Issued Securities”), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933 (see Note 15 “Earnings Per Share and Shareholder’s Equity” for further details). On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.
During the first nine months of fiscal 2010, the Company incurred $1.7 million of acquisition and integration related expenses attributable to the acquisition of Tesalca-Texnovo. These expenses were attributable to accountant, legal and advisory fees of $0.9 million associated with due diligence and the closing of the Transaction. The remaining $0.8 million was incurred for employee termination costs pursuant to a facility restructuring. In January 2010, the Company communicated a plan to affected employees that it planned to restructure its manufacturing operations in Spain during the first quarter of fiscal 2010 to reduce its overall cost structure. The realignment included the reduction of approximately ten positions in the first quarter of fiscal 2010. There were no such expenses during the first quarter of fiscal 2009. In accordance with ASC 805, these expenses are recorded as a period cost in Acquisition and integration expenses in the Company’s Consolidated Statements of Operations.
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
Note 5. Discontinued Operations
During fiscal 2009, the Company determined that, in accordance with ASC 360, the assets of Fabpro Oriented Polymers LLC (“Fabpro”) represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro are eliminated from the ongoing operations of the Company as a result of the disposal transaction, and the Company will have no continuing involvement in the operations of the business after the disposal transaction. The Company decided to sell this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009.

As a result, this business has been accounted for as a discontinued operation in accordance with the authoritative guidance for the three and nine months ended October 3, 2009. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations. In accordance with the authoritative guidance related to the reporting of cash flows, the Company elected not to separate the disclosure of cash flows pertaining to discontinued operations. Net cash flows from investing and financing activities of the discontinued operation were not significant.
The following amounts, which relate to our Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 3,	October 3,
	2009	2009
Net sales	$5,052	$35,923

Pre-tax income	$446	$4,353
Income tax expense	—	—

Net income	$446	$4,353

Pre-tax income of discontinued operations includes interest expense allocated to Fabpro resulting from interest on debt that is required to be repaid as a result of the disposal transaction of $0.2 million and $0.6 million for the third quarter and first nine months of fiscal 2009, respectively. Income tax expense associated with the income of Fabpro reflects a benefit for the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established.
The Company received net cash proceeds of $32.9 million and recognized a gain of approximately $8.5 million on the sale of Fabpro in the third quarter of fiscal 2009. There were no income taxes associated with such gain due to the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established. The definitive purchase agreement for the Fabpro sale provided for the final purchase price to be based on the actual working capital that Fabpro had on the sale date.
Note 6. Inventories, net
Inventories are stated at the lower of cost or market primarily using the first-in, first-out method of accounting and consist of the following (in thousands):

		January 2,
	October 2,	2010
	2010	Restated
Finished goods	$53,038	$58,974
Work in process	16,150	13,281
Raw materials and supplies	44,053	34,565

	$113,241	$106,820

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $8.4 million and $8.1 million at October 2, 2010 and January 2, 2010, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 7. Intangibles and Loan Acquisition Costs, net
Intangibles and loan acquisition costs consist of the following (in thousands):

	October 2,	January 2,
	2010	2010
Cost:
Goodwill	$2,466	$2,588
Customer relationships	779	818
Proprietary technology	3,294	3,027
Loan acquisition costs	4,544	4,378
Other	1,995	2,114

	13,078	12,925
Less accumulated amortization	(4,881)	(3,919)

	$8,197	$9,006

As discussed earlier in Note 4 “Acquisitions”, the Company recognized both goodwill and customer relationships in Euros as intangible assets attributable to the Spain acquisition. The customer relationships intangible asset has an economic useful life of 5 years and will be amortized over a 5-year period.
In accordance with ASC 350, the Company will not amortize the goodwill, but instead will evaluate goodwill for impairment at least on an annual basis beginning with fiscal year 2010. Furthermore, the Company will perform a test for impairment on a more frequent basis should an event occur that indicates the goodwill might be impaired.
In September 2009, the Company amended its Credit Facility, which included a substantial modification to its first lien term loan, which modification has been treated as an extinguishment of debt pursuant to ASC 470-50, “Debt”. As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written-off and, together with $1.6 million of third-party costs incurred in connection with the amendment, were included in Loss on extinguishment of debt in the Consolidated Statements of Operations in the third quarter of fiscal 2009. In addition, approximately $2.6 million of financing costs associated with the amendment of the Credit Facility were capitalized in the third quarter of fiscal 2009. Additionally, the Company capitalized approximately $0.2 million of financing costs associated with the conversion of $10.0 million of the Revolving Credit Facility in the second quarter of fiscal 2010. See Note 9 “Debt” for additional disclosures related to the amendment to the Credit Facility.
Components of amortization expense are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Amortization of:
Intangibles with finite lives, included in selling, general and administrative expenses	$178	$174	$562	$501
Loan acquisition costs included in interest expense, net	225	329	662	937

Total amortization expense	$403	$503	$1,224	$1,438

Intangibles are amortized over periods generally ranging from 4 to 6 years. Loan acquisition costs are amortized over the life of the related debt.

Note 8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	October 2,	January 2,
	2010	2010

Accounts payable to vendors	$128,696	$110,848
Accrued salaries, wages, incentive compensation and other fringe benefits	23,124	17,899
Current portion of uncertain tax position liabilities (1)	20,092	—
Other accrued expenses	29,078	19,295

	$200,990	$148,042

(1)	The $20.0 million of uncertain tax position liabilities are more fully described in Note 10, “Income Taxes.”
Note 9. Debt
Long-term debt consists of the following (in thousands):

	October 2,	January 2,
	2010	2010
Credit Facility, as defined below, interest rates for U.S. dollar borrowings are based on a specified base plus a specified margin; due in mandatory quarterly payments of approximately $1.0 million, subject to additional payments from annual excess cash flows, as defined by the Credit Facility, and are subject to certain terms and conditions:

First Lien Term Loan (Tranche 1)—interest at 2.51% and 2.50% as of October 2, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2012	$15,987	$17,123
First Lien Term Loan (Tranche 2)—interest at 7.00% and 7.00% as of October 2, 2010 and January 2, 2010, respectively, with any remaining unpaid balance due November 22, 2014	271,474	273,346
Argentine Facility:
Argentine Peso Loan—interest at 18.31% as of October 2, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 23 remaining quarterly payments of approximately $0.2 million ($0.4 million for one remaining quarterly payment in 2010) beginning in February 2010	5,008	6,307
Argentine Peso Loan for working capital—interest at 18.56% as of October 2, 2010 and 18.85% at January 2, 2010, denominated in Argentine pesos due in 9 remaining quarterly payments of approximately $0.1 million ($0.2 million for one remaining quarterly payment in 2010) beginning in January 2010	1,089	1,892
United States Dollar Loan—interest at 3.49% as of October 2, 2010 and 3.25% as of January 2, 2010, denominated in U.S. dollars due in 23 remaining quarterly payments of approximately $0.9 million ($1.7 million per quarter in 2010) beginning in March 2010	20,704	25,880
Mexico Term Loan—interest at 8.09% as of October 2, 2010 and 8.05% as of January 2, 2010; denominated in U.S. dollars due in 17 remaining quarterly payments of approximately $0.7 million	11,205	13,841
Other	431	553

	325,898	338,942
Less: Current maturities	(12,764)	(16,921)

	$313,134	$322,021

Credit Facility
Prior to the most recent amendment (discussed herein), the Company’s credit facility (the “Credit Facility”), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the “Term Loan”) and a $45.0 million secured revolving credit facility (the “Revolving Credit Facility”) maturing on November 22, 2010. In addition, the interest rate for both the Term Loan and the Revolving Credit Facility was based on a spread over the London Interbank Offered Rate (“LIBOR”) of 2.25%, or 1.25% over a defined Alternate Base Rate. The Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations thereunder upon an event of default.
On September 17, 2009, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. As a result of the Amendment, the Company extended the maturity date of approximately $295.7 million of its then-outstanding $317.6 million Term Loan to November 22, 2014. As a result of the Amendment, availability under the Revolving Credit Facility matures in two tranches: $15.0 million (Tranche 1) on November 22, 2010 and $30.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012. In conjunction with the execution of the Amendment, the Company repaid approximately $24.0 million of net outstanding borrowings under the Term Loan.
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
As of October 2, 2010, the Term Loan consists of $16.0 million of net outstanding amounts maturing on November 22, 2012 (“Tranche 1 Term Loan”) and $271.5 million maturing on November 22, 2014 (“Tranche 2 Term Loan”). Similarly, as of October 2, 2010, the Revolving Credit Facility consisted of $5.0 million of availability maturing on November 22, 2010 (“Tranche 1 Revolver”) and $40.0 million of availability maturing on November 22, 2013 (“Tranche 2 Revolver”), under which there were no amounts outstanding as of October 2, 2010. The Company does not have plans to renew or extend the $5.0 million portion of the Revolving Credit Facility that matures on November 22, 2010. Effective May 4, 2010, the components of the revolving credit facilities reflect the conversion of $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments. The additional $10.0 million of Tranche 2 Revolver commitments assumed the same maturity date (November 22, 2013) and interest rate (LIBOR plus 4.5%, with a LIBOR floor of 2.5%) as the existing Tranche 2 Revolver.
All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Credit Facility requires that the Company maintain a leverage ratio of not more than 3.50:1.00 as of October 2, 2010 and through the remaining term of the Credit Facility. The interest expense coverage ratio requirement at October 2, 2010 and through the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Credit Facility at October 2, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in the Company’s future operating results will negatively impact its coverage ratios. Although the Company expects to remain in compliance with these covenant requirements, the Company’s failure to comply with these financial covenants, without waiver or amendment from its lenders, could have a material adverse effect on its liquidity and operations, including limiting the Company’s ability to borrow under the Credit Facility.

The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company has the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires the Company to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Credit Facility. Such percentage is based on the leverage ratio. Excess cash flows subject to potential repayment of the Credit Facility are calculated using the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount would be payable in March 2011 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of October 2, 2010. The Company currently estimates that there will not be any additional excess cash flow requirement with respect to fiscal 2010. There was no additional excess cash flow requirement with respect to fiscal 2009. The Company may, at its discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire its debt in conjunction with its debt repurchase program.
The Company, through its subsidiaries, may make market purchases of the Term Loan under its Credit Facility from its existing lenders at a discount to the carrying value of its debt. Under these agreements, the Company’s subsidiary will acquire the rights and obligations of a lender under the Credit Facility to the extent of the amount of debt acquired, and the selling third-party lender will be released from its obligations under the Credit Facility. The Company accounts for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognizes such liability in accordance with the provisions of ASC 860. During the first quarter of fiscal 2009, the Company reacquired $15.0 million of principal amount of debt, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and has included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations.
The interest rate applicable to borrowings under the Tranche 1 Term Loan and Tranche 1 Revolver is based on the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and Tranche 1 Revolver is 225 basis points. Further, the Company may, from time to time, elect to use an Alternate Base Rate for its borrowings under the Revolving Credit Facility and Term Loan based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio.
The interest rate applicable to borrowings under the Tranche 2 Term Loan and Tranche 2 Revolver is based on LIBOR plus a margin of 450 basis points, with a LIBOR floor of 250 basis points.
In accordance with the terms of the Credit Facility, the Company maintained its position in an interest rate swap agreement originally entered into in February 2007. The agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, the Company entered into another interest rate swap agreement, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. These agreements are more fully described in Note 13, “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities.”
There were no borrowings under the Revolving Credit Facility as of October 2, 2010 or January 2, 2010. Average daily borrowings under the Revolving Credit Facility, which were primarily LIBOR rate-based borrowings, were $1.9 million at an average interest rate of 5.6% for the period from January 3, 2010 to October 2, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of October 2, 2010, the Company has effectively reserved capacity under the Revolving Credit Facility in the amount of $16.2 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on at October 2, 2010.
As of October 2, 2010, the Company also had other outstanding letters of credit in the amount of $0.6 million primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at October 2, 2010.

In fiscal 2009, the Company entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.1 million and $0.3 million as of October 2, 2010 and January 2, 2010, respectively. These facilities mature at various dates through October 2010. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
Subsidiary Indebtedness
In fiscal 2008, the Company’s operations in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $6.9 million and $3.4 million as of October 2, 2010 and January 2, 2010, respectively. These facilities mature at various dates through February 2011. As of October 2, 2010, the average interest rate on these borrowings was 3.87%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
In January 2007, the Company’s subsidiary in Argentina entered into an arrangement with banking institutions in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the arrangement, excluding any interest added to principal, amount to 26.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $30.3 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of October 2, 2010, the outstanding indebtedness was approximately $26.8 million, consisting of 6.1 million of Argentine peso-denominated loans and a $20.7 million U.S. dollar-denominated loan. As of January 2, 2010, the outstanding indebtedness was approximately $34.1 million, consisting of 8.2 million of Argentine peso-denominated loans and a $25.9 million U.S. dollar-denominated loan. Current maturities of this debt amount to $5.9 million as of October 2, 2010. The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: approximately $1.1 million in September 2012, approximately $20.7 million in April 2016 and the balance of $5.0 million maturing in May 2016.
In April 2009, the Company amended its Argentine Facility to effectively defer $3.8 million of 2009 scheduled payments under the facility for a period of twelve months. Accordingly, the Company has classified such payments, along with the appropriate scheduled maturities, as a current portion of long-term debt in its Consolidated Balance Sheets as of October 2, 2010 and January 2, 2010.
In March 2009, the Company’s subsidiary in Mexico entered into a term credit facility (the “Mexico Credit Facility”) with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowings available under the Mexico Credit Facility, excluding any interest added to principal, amount to $14.5 million with respect to a U.S. dollar-denominated loan and is secured by pledges covering (i) the subsidiary’s existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility is based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. As of October 2, 2010 and January 2, 2010, the outstanding indebtedness under the Mexico Credit Facility was approximately $11.2 million and $13.8 million, respectively.
In third quarter 2010, the Company’s subsidiary in Suzhou, China entered into a three year U.S. dollar denominated construction loan arrangement (the “Suzhou Credit Facility”) with a banking institution in China to finance a portion of the installation of the new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the Suzhou Credit Facility, excluding any interest added to principal, amounts to $20.0 million, of which the Company is required to make an initial draw-down by December 31, 2010 and the remaining amount by December 31, 2011. Should the Company not draw-down the funds in the required time period, then the lender shall have a right to cancel the loan in whole or part. The three-year term of the agreement begins with the date of the first draw down on the facility. The Company was not required to pledge any security for the benefit of the Suzhou Credit Facility. The interest rate applicable to borrowings under the Suzhou Credit Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. The Company is obligated to repay $5.0 million of the principal balance in the fourth quarter of 2012, with the remaining $15.0 million to be repaid in the fourth quarter of 2013. As of October 2, 2010, the Company had not yet incurred any indebtedness under the Suzhou Credit Facility. The Company anticipates that it will draw-down the full $20 million under the Suzhou Credit Facility by the end of first quarter 2011.

Note 10. Income Taxes
During the three and nine months ended October 2, 2010, the Company recognized income tax benefit of $7.5 million and $1.6 million, respectively, on consolidated income before income taxes from continuing operations of $14.2 million and $19.7 million. The income tax benefit included two items, more fully described below, which had a prominent impact on the tax results for the three and nine month periods ended October 2, 2010. During the three and nine months ended October 3, 2009, the Company recognized income tax expense of $2.7 million and $12.1 million, respectively, on consolidated income before income taxes from continuing operations of $6.3 million and $24.9 million. The Company’s income tax expense in any period is different than such expense determined at the U.S. federal statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, institution of a flat tax regime in Mexico, U.S. state income taxes, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10 and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.
In accordance with the provisions of ASC 740, the total liability for unrecognized tax benefits as of October 2, 2010 is $34.0 million which represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. With respect to the $7.4 million change in the liability from the Company’s prior fiscal quarter ended July 3, 2010 balance of $41.4 million, the decrease is primarily due to an $8.7 million reduction resulting from the lapse of statutes of limitations further described below, partially offset by a $1.4 million increase for tax, interest and penalties on existing uncertain tax positions. Included in the balance of unrecognized tax benefits as of October 2, 2010 is $19.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
During the three and nine month periods ended October 2, 2010, the Company decreased the liability for unrecognized tax benefits by $6.9 million and $6.3 million, respectively, net of additional interest and penalties of $1.6 million and $1.0 million, respectively. During the three and nine month periods ended October 3, 2009, the Company increased the liability for unrecognized tax benefits by $0.7 million and $0.5 million, respectively which included interest and penalties of $0.4 million and $0.5 million, respectively.
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
During the second quarter of fiscal 2010, the Company became aware of the potential that it may be subject to PHC tax for past periods. As a result, on August 17, 2010, the Company filed a Form10-K/A (Amendment No.1) for the fiscal year ended January 2, 2010 and Form 10-Q/A (Amendment No.1) for the quarterly period ended April 3, 2010, collectively referred to as the “Amendments”. While the circumstances associated with the PHC issue are more fully described in the Amendments, briefly stated, the PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to public companies, such as the Company, whose primary source of income is from operating activities. As a result of an evaluation of Sections 541 through 547 of the Internal Revenue Code relating to the PHC rules, and based on requested ownership information received from its majority stockholders, however, management determined that a tax liability associated with uncertain tax positions should have been recorded in prior periods in accordance with the provisions set forth in ASC 740. As further described in the Amendments, despite the contingent liability recognized in the financial statements, the Company believes the PHC rules were not intended to apply to its situation.
In August 2010, the Company began discussions with the IRS to seek a ruling and bring resolution to the PHC issue. However, we cannot be certain of the outcome of discussions with the IRS and whether such outcome will result in an amount of taxes, interest or penalties required to be paid that is materially higher or lower than the liability established on the Company’s balance sheet. Additionally, the results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In accordance with the provisions set forth in ASC 740, if the “more-likely-than-not” recognition threshold is not met in the period for which a tax position is taken or expected to be taken, the Company is to recognize the benefit of the tax position in the first interim period that meets certain conditions, one of which is the expiration of the statute of limitations for the relevant taxing authority to examine and challenge the tax position. During the three months ended October 2, 2010, the statute of limitations associated with the Company’s U.S. federal tax return filed for the 2003 tax year expired and, as such, the tax return is no longer an open period subject to examination. Accordingly, during the three months ended October 2, 2010, the Company derecognized $8.7 million, representing a portion of the previously recorded liability associated with the uncertain tax position related to the PHC issue described above, thereby reducing the Income tax expense in the current period.
During the three months ended October 2, 2010, the Company initiated and concluded a process to assess and measure the impact of the application of the ASC 740 Exception for its fiscal years ending 2003 to 2009. As a result of this process, the Company concluded that it did not properly consider the ASC 740 Exception during the preparation of prior tax provisions prepared in accordance with ASC 740. As a result, management has determined that, through January 2, 2010, the Company has overstated both Income tax expense and Accumulated other comprehensive income by $5.0 million for those fiscal periods ending between January 3, 2004 and January 2, 2010 in jurisdictions where there was a pretax loss from continuing operations and pretax income from other categories on a combined basis. An additional $0.6 million represents the impact of the application of this exception to the ASC 740’s intraperiod allocation rules for the nine months ended October 2, 2010. As such, $5.6 million was recorded in the three months ended October 2, 2010 as a discrete item thereby reducing the Income tax expense in the current period. The $5.0 million described above represents an “out-of-period” adjustment which relates to prior years and which the Company has concluded the effects of which, in all years affected, are both individually and in the aggregate immaterial.
As of October 2, 2010, the Company has a number of open tax years. The major jurisdictions where the Company files income tax returns include Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, Spain and the United States. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2009. Although the results of current tax audits and reviews related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense. There were income tax refunds receivable of $0.2 million and $3.9 million at October 2, 2010 and January 2, 2010, respectively. These amounts are included in Other current assets in the Consolidated Balance Sheets.
Note 11. Pension and Postretirement Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the three and nine months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Current service costs	$482	$528	$1,470	$1,546
Interest costs on projected benefit obligation and other	1,546	1,675	4,698	4,914
Return on plan assets	(1,433)	(1,559)	(4,355)	(4,572)
Amortization of transition obligation and other	56	125	162	370

Periodic benefit cost, net	$651	$769	$1,975	$2,258

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Current service costs	$19	$9	$57	$26
Interest costs on projected benefit obligation and other	86	75	257	217
Return on plan assets	—	—	—	—
Amortization of transition obligation and other	(75)	(85)	(224)	(248)

Periodic benefit cost, net	$30	$(1)	$90	$(5)

As of October 2, 2010, the Company had contributed $4.5 million to its pension and postretirement benefit plans for the 2010 benefit year. The Company’s contributions include amounts required to be funded with respect to a defined benefit pension plan relating to one of the Company’s Canadian operations. The Company presently anticipates contributing an additional $1.6 million to fund its plans in 2010, for a total of $6.1 million.
Note 12. Stock Option and Restricted Stock Plans
Stock Option Plan
The Polymer Group, Inc. 2003 Stock Option Plan (the “2003 Option Plan”), which expires December 3, 2013, was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Board of Directors. The 2003 Option Plan approved the issuance of 400,000 non-qualified stock options to acquire shares of the Company’s Class A Common Stock. All options awarded provide for an exercise price of $6.00 per share, have a five-year life and vest, based on the achievement of various service and financial performance criteria, over a four-year period, with the initial awards beginning their vesting terms as of January 4, 2004. Vesting of the stock options may be accelerated on the occurrence of a change in control, as defined in the 2003 Option Plan, or other events. With respect to post-vesting restrictions, the 2003 Option Plan provides that each option must be exercised, if at all, upon the earlier to occur of (i) the date that is five years after the award date of the option or (ii) concurrently upon the consummation of a change in control. As of October 2, 2010 and January 2, 2010, the Company had outstanding grants of non-qualified stock options to purchase 55,485 and 174,097 shares of the Company’s Class A Common Stock, respectively. In March 2009, the Board of Directors approved a measure to cease making awards under the 2003 Option Plan.
The Company accounts for the 2003 Option Plan in accordance with ASC 718. As of October 2, 2010, with respect to the 55,485 options to purchase Class A Common Stock outstanding under the 2003 Option Plan, 8,040 options are subject to future vesting based on the attainment of future performance targets that have not been established as of October 2, 2010. Accordingly, pursuant to ASC 718, 47,445 outstanding options to purchase Class A Common Stock have been considered granted, as of October 2, 2010, under the 2003 Option Plan. During the first nine months of fiscal 2010, 116,112 options were exercised and 2,500 options were forfeited due to participant termination. The compensation costs related to the 2003 Option Plan were not material for the three and nine months ended October 2, 2010 and October 3, 2009 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Information regarding the Company’s stock options granted, as defined by ASC 718, and outstanding as of October 2, 2010 is as follows:

		Expected
	Vested	to Vest
For options granted and outstanding:
Number of options	34,705	12,740
Weighted average exercise price	$6.00	$6.00
Aggregate intrinsic value (in 000s)	$573	$210
For nonvested options:
Compensation cost not yet recognized (in 000s)		$158
Weighted average period of recognition (years)		0.1
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
At the effective time of the Merger (as discussed in Note 1 “Basis of Presentation, Description of Business and Recent Developments, Recent Developments — Proposed Merger”), the Company’s stock options underlying the Stock Option Plan will be canceled and converted into the right to receive, in full satisfaction of the rights of such holder with respect thereto, (i) upon the effective time of the merger, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the excess of the per share closing payment over the exercise price for such stock option, which is in all cases $6.00 per share, and (ii) on each date on which amounts are released from the escrow fund to the Company’s stockholders, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the per share escrow payment, in each case, less any applicable withholding taxes.
Restricted Stock Plans
2004 Restricted Stock Plan for Directors
The Company’s shareholders and Board of Directors approved the 2004 Polymer Group, Inc. Restricted Stock Plan for Directors (the “2004 Restricted Plan”), which expires in 2014, for the issuance of restricted shares of the Company’s Class A Common Stock to directors of the Company, as defined in the 2004 Restricted Plan. The 2004 Restricted Plan approved for issuance 200,000 restricted shares and is administered by a committee of the Company’s Board of Directors not eligible to receive restricted shares under the 2004 Restricted Plan. In May 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the 2004 Restricted Plan from 200,000 shares to 300,000 shares.
In the first nine months of fiscal 2010 and fiscal 2009, the Company awarded 24,264 and 52,612 restricted shares, respectively, to members of the Company’s Board of Directors for their Board service to the Company. In addition, 5,307 shares were surrendered to satisfy withholding tax requirements in the first nine months of fiscal 2010. The cost associated with these restricted stock grants, which vest over periods ranging to twenty-four months, totaled approximately $0.1 million and $0.3 million for the three and nine months ended October 2, 2010 and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 3, 2009, these costs approximated $0.1 million and $0.3 million, respectively. Compensation cost not yet recognized for awards under the 2004 Directors Plan was approximately $0.2 million and the weighted average period of recognition for such compensation was 0.7 years as of October 2, 2010.
Additionally, in April 2007, 50,000 restricted shares were issued pursuant to the terms of the Executive Employment Agreement entered into with the Company’s Chief Executive Officer. Such shares vest over a four year service period effective April 23, 2007, and such vesting will be accelerated upon a change in control, as defined therein, and the completion of a minimum service period. The compensation costs associated with such restricted shares issued under the terms of the Executive Employment Agreement totaled $0.1 million and $0.2 million for the three and nine months ended October 2, 2010, respectively and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 3, 2009, these costs approximated $0.1 million and $0.2 million, respectively. Compensation cost not yet recognized for such nonvested restricted shares issued under the terms of the Executive Employment Agreement was approximately $0.3 million and the weighted average period of recognition for such compensation was 0.4 years as of October 2, 2010.
As of October 2, 2010, there remain 69,110 shares of the Company’s Class A Common Stock available to be awarded under the 2004 Restricted Plan.

2005 Employee Restricted Stock Plan
The Polymer Group, Inc. 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”) was approved by the Company’s Board of Directors and shareholders and is administered by the Compensation Committee of the Company’s Board of Directors. The 2005 Stock Plan, which expires in 2015, has 482,000 restricted shares approved for issuance to employees of the Company. Other than for certain shares initially awarded and immediately vested on January 20, 2006, March 12, 2008 and April 9, 2009, shares awarded under the 2005 Stock Plan primarily vest 25% on each of the grant’s first four anniversary dates based on a combination of service and/or the achievement of certain performance targets. Vesting of the restricted shares, other than those shares issued pursuant to the terms of the Executive Employment Agreement entered into with the Company’s Chief Executive Officer, may be accelerated on the occurrence of a change in control, as defined in the 2005 Stock Plan, or other events. Vesting of shares awarded under the Executive Employment Agreement will be accelerated under a change in control, as defined therein, and the completion of a minimum service period.
In March 2009, the Board of Directors approved a measure to cease making awards under the 2005 Stock Plan. During the first nine months of fiscal 2010, 11,309 shares were surrendered by employees to satisfy withholding tax requirements and 5,000 shares were forfeited. During the first nine months of fiscal 2009, 32,237 restricted shares were considered re-granted to certain employees of the Company in accordance with ASC 718. In addition, 45,395 shares were surrendered during the first nine months of fiscal 2009 by employees to satisfy withholding tax requirements and 60,047 shares were forfeited.
The compensation costs associated with the 2005 Stock Plan totaled $0.4 million and $1.0 million for the three and nine months ended October 2, 2010, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 3, 2009, these costs approximated $0.1 million and $0.6 million, respectively. As of October 2, 2010, awards of 367,009 shares of the Company’s Class A Common Stock were outstanding.
The Company accounts for the 2005 Stock Plan in accordance with ASC 718. As of October 2, 2010, of the 367,009 shares awarded and outstanding under the 2005 Stock Plan, 20,985 shares are subject to future vesting based on the attainment of future performance targets, which targets had not been established as of October 2, 2010. Accordingly, pursuant to the provisions of ASC 718, 346,024 restricted shares are considered granted under the 2005 Stock Plan as of October 2, 2010. Compensation cost not yet recognized for nonvested restricted shares considered granted under the 2005 Stock Plan was approximately $0.6 million as of October 2, 2010, and the weighted average period of recognition for such compensation was 1.0 years as of October 2, 2010.
2008 Long-Term Stock Incentive Plan
The Polymer Group, Inc. 2008 Long-Term Stock Incentive Plan (the “2008 LTI Stock Plan”) was approved by the Company’s shareholders and Board of Directors and is administered by the Compensation Committee of the Company’s Board of Directors. The 2008 LTI Stock Plan, which expires in 2018 unless terminated by the Company’s Board of Directors sooner, originally had 425,000 shares of the Company’s Class A Common Stock reserved for issuance to employees of the Company. In May 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the 2008 LTI Stock Plan from 425,000 shares to 1,075,000 shares. The Compensation Committee may, from time to time, award a variety of equity-based incentives under the 2008 LTI Stock Plan to such employees and in such amounts and with specified restrictions as it determines appropriate in the circumstances. Such awards may be granted under the 2008 LTI Stock Plan in the form of either incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance awards or other types of stock awards that involve the issuance of, or that are valued by reference to, shares of the Company’s Class A Common Stock. Vesting, which will be determined by the Compensation Committee of the Company’s Board of Directors, may be accelerated on the occurrence of a change in control or other events, as defined. All restricted stock units will be settled in the form of restricted shares upon vesting.
Beginning in fiscal year 2008, various awards were approved and issued to certain employees of the Company under the 2008 LTI Stock Plan. During the first nine months of fiscal 2010, the Company awarded 211,958 service-based restricted stock of the Company’s Class A Common Stock and 262,488 restricted stock units, of which 248,449 would vest based on the achievement of 2010 performance targets and the completion of requisite service periods. Additionally, 252,728 restricted stock units were converted to restricted stock, of which 83,398 vested upon award, based on the Company achieving the maximum level of the performance targets for fiscal 2009. Also, during the first nine months of fiscal 2010, 72,964 shares were surrendered by employees to satisfy withholding tax requirements and 35,795 shares were forfeited.

During the first nine months of fiscal 2009, the Company awarded 300,619 service-based restricted shares of the Company’s Class A Common Stock and 147,660 restricted stock units, of which 132,084 would vest based on the achievement of 2009 performance targets and the completion of requisite service periods. In addition, 122,512 performance-based restricted stock units were forfeited since the performance criteria were not satisfied and the awards contained no carryforward provisions. Also, 39,136 shares were surrendered to satisfy withholding tax obligations, 597 restricted shares were forfeited, 5,176 restricted stock units were converted to restricted shares and 3,378 restricted stock units were forfeited.
As of October 2, 2010, awards of 689,571 restricted shares of the Company’s Class A Common Stock, of which 215,314 shares were vested, and 281,365 restricted stock units were outstanding. All restricted stock units will be settled in the form of restricted shares upon vesting. As of October 2, 2010, 104,064 shares are considered available for future grant under the 2008 LTI Stock Plan. The compensation costs associated with the 2008 LTI Stock Plan totaled $1.3 million and $3.0 million for the three and nine months ended October 2, 2010, respectively, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended October 3, 2009, these costs approximated $1.3 million and $3.0 million, respectively. Compensation cost not yet recognized for awards under the 2008 LTI Stock Plan was approximately $6.8 million as of October 2, 2010, and the weighted average period of recognition for such compensation was 1.0 years as of October 2, 2010.
At the effective time of the Merger, the Company’s restricted shares and restricted share units underlying the Restricted Stock Plans will be canceled and converted into the right to receive (i) upon the effective time of the merger, an amount in cash equal to the per share closing payment and (ii) on each escrow release date, an amount in cash equal to the per share escrow payment, in each case, less any applicable withholding taxes.
Other Compensation Arrangement
On March 31, 2010, the Company entered into a new employment agreement with its Chief Executive Officer (the “March 2010 CEO Employment Agreement”) that provides for a one-time award of equity and cash at the expiration date of the agreement (the “Retirement Incentive”). The equity award component is dependent upon an ending stock price at the measurement date, defined in the agreement, and will range between 20,000 shares and 100,000 shares. The cash award will be equal to thirty percent of the future value of the aforementioned equity award component, but will not be less than $250,000 or greater than $1,000,000. At the time that the Company entered into the March 2010 CE Employment agreement, management concluded that the stock award component would be accounted for as a “Equity-classified award” as defined with ASC 718, since the Company intends to issue PGI common shares. In addition, the Company currently intends for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management has concluded that the cash award should be accounted for as a “Liability-classified award” as defined with ASC 718, since the Company intends to pay cash for this compensation component. As of October 2, 2010, the Company anticipates that it will recognize compensation expense of $1.4 million from the period March 31, 2010 through April 2013.
However, in contemplation of the Merger the Company’s Chief Executive Officer entered into an employment agreement which will become effective as of the effective time of the Merger and will supersede the March 2010 CEO Employment Agreement. Accordingly, at the effective time of the Merger, the Chief Executive Officer will have no further rights under the March 2010 CEO Employment.
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
The Company uses interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in Note 9 “Debt,” to mitigate its interest rate exposure as required by the Credit Facility, the Company entered into a pay-fixed, receive-variable interest rate swap (the “2009 Interest Rate Swap”), which effectively converts the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. This interest rate swap agreement became effective on June 30, 2009 and expires on June 30, 2011. Cash settlements will be made monthly and the floating rate will be reset monthly, coinciding with the reset dates of the Credit Facility.

In accordance with ASC 815, the Company designated the 2009 Interest Rate Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Interest Rate Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the 2009 Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Interest Rate Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Interest Rate Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 14 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for the fair value measurement disclosures for these assets and liabilities.
Through June 2009, the Company had a pay-fixed, receive-variable interest rate swap, effectively converting the variable LIBOR-based interest payments associated with $240.0 million of the debt to fixed amounts at a LIBOR rate of 5.085% (the “2007 Swap”). This interest rate swap agreement became effective on May 8, 2007 and expired on June 29, 2009. Cash settlements were made quarterly and the floating rate was reset quarterly, coinciding with the reset dates of the Credit Facility.
The impact of these swaps on Interest expense, net in the Consolidated Statements of Operations was an increase of $1.0 million and $3.1 million for the three and nine months ended October 2, 2010, respectively. For the three and nine months ended October 3, 2009, the impact was an increase of 1.0 million and $5.5 million, respectively.
On February 8, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price on payments related to the Company’s new line under construction in Suzhou, China. The objective of the combination foreign exchange forward contracts is to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The original notional amount of the contracts with the third party, which expire on various dates through fiscal 2012, was €25.6 million, which will result in a U.S. dollar equivalent range of $34.6 million to $36.2 million. Cash settlements under the forward contracts coincide with the payment dates on the equipment purchase contract.
In August 2010, the Company executed an amendment to the underlying equipment purchase contract which resulted in a €0.7 million reduction of one of the scheduled payments. Accordingly, the Company modified the notional amounts of the foreign exchange contracts which coincided with the date of the amended payment to maintain the synchronization of the foreign exchange forward contracts with the underlying contract payments, as amended. As a result, the foreign exchange forward contracts remain highly effective and continue to qualify for hedge accounting treatment, in accordance with ASC 815. The revised notional amount of €24.9 million results in a U.S. dollar equivalent range of $33.6 million to $35.1 million.
As of October 2, 2010, the Company continues to recognize the asset associated with the unrecognized firm commitment and the liability associated with the foreign exchange forward contracts. The impact of these contracts on Foreign currency and other loss, net in the Consolidated Statements of Operations was a loss of $0.5 million and $0.1 million for the three and nine months ended October 2, 2010, respectively. For the three and nine months ended October 3, 2009, there was no impact as the contracts did not exist during those periods.

The following table summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments as of October 2, 2010 and January 2, 2010 (in thousands):

	As of October 2, 2010		As of January 2, 2010
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	$18,693	$238	$18,693	$283
Interest rate swaps—undesignated (1)	221,307	2,743	221,307	3,256
Foreign currency hedges:
Foreign exchange contracts	27,461	105	—	—

Net value	$267,461	$3,086	$240,000	$3,539

(1)	Comprised of a $240.0 million notional amount interest rate swap agreement that was executed and became effective on June 20, 2009 and matures on June 30, 2011.
The following tables summarize the effect on income by derivative instruments for the following periods:

	For the Three Month Periods Ended
	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
	in Accumulated		from Accumulated
	OCI on Derivative		OCI into Income
	(Effective Portion)		(Effective Portion) (1)
	October 2,	October 3,	October 2,	October 3,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$32	$(669)	N/A	$(1,019)
Derivatives not designated as hedging instruments	N/A	N/A	$(560)	N/A

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.

	For the Nine Month Periods Ended
	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
	in Accumulated		from Accumulated
	OCI on Derivative		OCI into Income
	(Effective Portion)		(Effective Portion) (1)
	October 2,	October 3,	October 2,	October 3,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$43	$(1,540)	N/A	$(5,477)
Derivatives not designated as hedging instruments	N/A	N/A	$(1,680)	N/A

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations. There is no ineffective portion.
See Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for additional disclosures related to the Company’s derivative instruments.

Note 14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities
The Company adopted ASC 820, which outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). The financial derivatives are valued based on the prevailing market yield information on the date of measurement. The guidance establishes three levels of inputs that may be used to measure fair value, as follows:
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
Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, that reflects the Company’s assumptions about the pricing of an asset or liability.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value, on a recurring basis, as of October 2, 2010 and January 2, 2010. The firm commitment identified within the table below is recorded on the Company’s Consolidated Balance Sheets within Property, plant and equipment, net and the foreign exchange contract identified within the table below is recorded on the Company’s Consolidated Balance Sheets within Accounts payable and accrued liabilities. The interest rate swap agreements that are identified within the table below are recorded on the Company’s Consolidated Balance Sheets within Other noncurrent liabilities (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Unobservable
	As of	for Identical	Observable	Inputs
	October 2, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Firm commitment	$43	—	$43	—
Derivative liabilities:
Interest rate swap agreements	(2,981)	—	(2,981)	—
Foreign exchange contract	(105)	—	(105)	—

Quoted Prices in
		Active Markets	Significant Other	Unobservable
	As of	for Identical	Observable	Inputs
	January 2, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Derivative liabilities:
Interest rate swap agreements	(3,539)	—	(3,539)	—
The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis as of October 2, 2010 and the corresponding fair value measurements that were recorded during the period ended October 2, 2010 (in thousands):

		Quoted Prices in
	Fiscal Period	Active Markets	Significant Other	Unobservable	(1)
	Ended	for Identical	Observable	Inputs	Total
	October 2, 2010	Assets Level 1	Inputs Level 2	Level 3	Gains (Losses)
Long-lived assets held for sale (2)	$5,635	—	$4,635	$1,000	$(744)

(1)	In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held for sale with a carrying amount of $6.3 million were written down to their fair value of $5.6 million, net of the costs to sell based on current market conditions, resulting in a loss of $0.7 million, which was included in earnings for the period.

(2)	Long-lived assets held for sale in Level 2 Inputs reflect the current sales price at which certain property held for sale is currently being marketed based on local market conditions, less costs to sell. The equipment included in Level 3 assets reflects management’s best estimate at which the respective equipment will be sold based on market conditions for used equipment, less costs to sell.
The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, other accounts payable and accrued liabilities and short-term borrowings are reasonable estimates of their fair values. The carrying amount and estimated fair value of the Company’s long-term debt as of October 2, 2010 and January 2, 2010 is presented in the following table (in thousands):

	As of October 2, 2010		As of January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$325,898	$323,447	$338,942	$333,189
See Note 13, “Derivatives and Other Financial Instruments and Hedging Activities” for additional disclosures related to the Company’s derivative instruments.

Note 15. Earnings Per Share and Shareholders’ Equity
The following is a reconciliation of basic net income from continuing operations per common share to diluted income from continuing operations per common share for the three and nine months ended October 2, 2010 (in thousands, except per share data):

	Income from
	Continuing	Average Shares	Earnings (Loss)
	Operations	Outstanding	Per Common
	(EPS Numerator)	(EPS Denominator)	Share
Three months ended October 2, 2010
Basic	$21,489	20,894.0	$1.02
Potential shares exercisable under share-based plans		598.4
Less: shares which could be repurchased under treasury stock method		(192.0)

Diluted	$21,489	21,300.4	$1.00

Nine months ended October 2, 2010
Basic	$20,802	20,739.0	$1.00
Potential shares exercisable under share-based plans		598.5
Less: shares which could be repurchased under treasury stock method		(213.8)

Diluted	$20,802	21,123.7	$0.98

The following is a reconciliation of basic net income from continuing operations per common share to diluted income from continuing operations per common share for the three and nine months ended October 3, 2009 (in thousands, except per share data):

	Income from
	Continuing
	Operations	Average Shares	Earnings Per
	(EPS Numerator)	Outstanding	Common Share
	As Restated	(EPS Denominator)	As Restated
Three months ended October 3, 2009
Basic	$3,434	19,686.1	$0.17
Potential shares exercisable under share-based plans		259.7
Less: shares which could be repurchased under treasury stock method		(162.5)

Diluted	$3,434	19,783.3	$0.17

Nine months ended October 3, 2009
Basic	$15,323	19,552.1	$0.78
Potential shares exercisable under share-based plans		179.2
Less: shares which could be repurchased under treasury stock method		(140.8)

Diluted	$15,323	19,590.5	$0.78

Under the treasury stock method, for the three months ended October 3, 2009 shares represented by the exercise of 34,842 options, and 72,407 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended October 3, 2009 shares represented by the exercise of 50,897 options, and 74,177 nonvested restricted shares, were not included in diluted earnings per share because to do so would have been anti-dilutive.
As of October 2, 2010, the Company’s authorized capital stock consisted of the following classes of stock:

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

A reconciliation of equity attributable to Polymer Group, Inc. and the noncontrolling interests for the nine months ended October 2, 2010 is as follows (in thousands):

			Polymer Group, Inc. Shareholders
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in	Noncontrolling
	Total	Income (loss)	Deficit	Income	Stock	Capital	Interest
Balance, January 2, 2010 (As Restated)	$124,219		$(137,367)	$41,570	$210	$211,768	$8,038
Compensation recognized on share-based awards	4,737				4	4,733
Surrender of shares to satisfy withholding tax obligations	(1,625)					(1,625)
Comprehensive income (loss):
Net income (loss)	21,249	$20,802	20,802				447
Other comprehensive income (loss), net of tax:
Intraperiod income tax adjustment	(4,965)	(4,965)		(4,965)
Cash flow hedge adjustment, net of reclassification adjustment	1,081	1,081		1,081
Employee benefit plans	275	275		275
Currency translation adjustments	(3,139)	(3,294)		(3,294)			155

Other comprehensive loss	(6,748)	(6,903)					155

Comprehensive loss	14,501	$13,899					602

Balance, October 2, 2010	$141,832		$(116,565)	$34,667	$214	$214,876	$8,640

Note 16. Segment Information
The Company’s reportable segments consist of its primary operating divisions—Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. Each of these businesses sells to different end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported in the Nonwovens segment and the loss of these sales would have a material adverse effect on this segment. The segment information presented in the table below excludes the results of Fabpro. The Company concluded that Fabpro qualified as an asset held for sale and, consistent with ASC 360, presented Fabpro as a discontinued operation in fiscal 2009. The Company completed the sale of Fabpro during the third quarter of fiscal 2009. The Company recorded charges in the Consolidated Statements of Operations during the three and nine months ended October 2, 2010 and the three and nine months ended October 3, 2009 relating to acquisition and integration expenses and special charges, net that have not been allocated to the segment data.

Financial data by segment for continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
		October 3,		October 3,
	October 2,	2009	October 2,	2009
	2010	As Restated	2010	As Restated
Net sales
Nonwovens	$272,350	$202,696	$789,645	$581,583
Oriented Polymers	25,086	20,326	76,908	57,489

	$297,436	$223,022	$866,553	$639,072

Operating income
Nonwovens	$34,436	$27,406	$84,392	$79,787
Oriented Polymers	1,264	(494)	2,740	937
Unallocated Corporate	(10,962)	(6,396)	(28,279)	(17,602)

	24,738	20,516	58,853	63,122
Acquisition and integration expenses	(49)	—	(1,729)	—
Special charges, net	(2,511)	(1,783)	(11,868)	(10,556)

	$22,178	$18,733	$45,256	$52,566

Depreciation and amortization expense
Nonwovens	$10,907	$11,620	$33,111	$34,493
Oriented Polymers	146	264	438	1,019
Unallocated Corporate	237	346	705	558

Depreciation and amortization expense included in operating income	11,290	12,230	34,254	36,070
Amortization of loan acquisition costs	225	329	662	937

	$11,515	$12,559	$34,916	$37,007

Capital spending
Nonwovens	$10,653	$18,577	$20,137	$33,332
Oriented Polymers	220	135	405	205
Corporate	897	35	897	170

	$11,770	$18,747	$21,439	$33,707

		January 2,
	October 2,	2009
	2010	As Restated
Division assets
Nonwovens	$755,249	$740,591
Oriented Polymers	43,002	36,255
Corporate	(1,027)	3,763
Eliminations	(65,926)	(79,071)

	$731,298	$701,538

Geographic Data:
Geographic data for the Company’s continuing operations, based on the geographic region that sales are made from, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
		October 3,		October 3,
	October 2,	2009	October 2,	2009
	2010	As Restated	2010	As Restated
Net sales
United States	$87,062	$78,709	$253,097	$226,447
Canada	23,725	19,393	73,438	55,520
Europe	69,118	36,087	207,385	111,365
Asia	34,689	28,176	96,760	78,519
Latin America	82,842	60,657	235,873	167,221

	$297,436	$223,022	$866,553	$639,072

Operating income
United States	$(1,101)	$2,363	$(8,173)	$10,671
Canada	641	(943)	1,124	567
Europe	3,553	1,288	10,327	2,567
Asia	6,296	6,290	19,309	17,283
Latin America	15,349	11,518	36,266	32,034

	24,738	20,516	58,853	63,122
Acquisition and integration expenses	(49)	—	(1,729)	—
Special charges, net	(2,511)	(1,783)	(11,868)	(10,556)

	$22,178	$18,733	$45,256	$52,566

Depreciation and amortization expense
United States	$3,987	$3,365	$11,592	$10,602
Canada	136	422	408	1,197
Europe	1,210	1,656	3,984	5,390
Asia	1,719	2,333	5,420	7,001
Latin America	4,238	4,454	12,850	11,880

Depreciation and amortization expense included in operating income	11,290	12,230	34,254	36,070
Amortization of loan acquisition costs	225	329	662	937

	$11,515	$12,559	$34,916	$37,007

		January 2,
	October 2,	2010
	2010	As Restated
Property, plant and equipment, net
United States	$81,265	$91,700
Canada	5,137	5,052
Europe	28,183	33,203
Asia	66,636	54,596
Latin America	132,233	145,864

	$313,454	$330,415

Note 17. Foreign Currency and Other (Gain) Loss, Net
Components of foreign currency (gain) loss are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
		October 3,		October 3,
	October 2,	2009	October 2,	2009
	2010	As Restated	2010	As Restated
Included in operating income	$(533)	$(308)	$(1,386)	$(2,509)
Included in other expense (income)	571	1,476	1,325	4,602

	$38	$1,168	$(61)	$2,093

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
Note 18. Commitments and Contingencies
The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business of the Company and the announced Merger, none of which are currently deemed material.
The Company has a commitment to make payments of approximately $34.6 million (€25.3 million, using the € to $ exchange rate as of October 2, 2010) that are attributable to the Building and Equipment Lease agreement between PGI Spain and Tesalca-Texnovo. See Note 4, “Acquisitions” for additional disclosures related to the Building and Equipment Lease agreement.
On January 19, 2010, we entered into a firm purchase commitment to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China (the “China Expansion Project”). As discussed in Note 9, “Debt”, in the third quarter 2010 the Company entered into a credit facility to finance approximately $20.0 million of the China Expansion Project. The Company will fund the remaining amount of the China Expansion Project using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities. As of October 2, 2010, the estimated total remaining payments with respect to the China Expansion Project were approximately $50.4 million, which are expected to be expended through second quarter of fiscal year 2012.
On June 24, 2010, Chicopee, Inc. (“Chicopee”), a wholly owned subsidiary of Polymer Group, Inc., entered into an Equipment Lease Agreement (the “Agreement”) with Gossamer Holdings, LLC, a Delaware limited liability company (“Gossamer”). Pursuant to the Agreement, Chicopee will lease an integrated manufacturing line for the production of heat sealed polypropylene nonwoven fabrics (the “Equipment”) from Gossamer for a seven-year period (the “Basic Term”) beginning upon Chicopee’s acceptance of the Equipment (the “Basic Term Commencement Date”), which is expected to occur in the third quarter of 2011. The capitalized cost amount, which is subject to adjustment, is expected to approximate $53.0 million to $56.5 million. From the Basic Term Commencement Date to the fourth anniversary of the Basic Term Commencement Date, Chicopee will make annual lease payments of approximately $8.4 million to $9.0 million to Gossamer. The aggregate monthly lease payments to Gossamer under the Agreement, which is subject to adjustment, is expected to approximate $58.8 million to $62.7 million. From the fourth anniversary of the Basic Term Commencement Date to the end of the Basic Term, Chicopee’s annual lease payments may change in accordance with an adjustment to the Basic Term Lease Rate Factor, as defined in the Agreement.

Note 19. Supplemental Cash Flow Information
Noncash investing or financing activities in the first nine months of fiscal 2010 included the surrender of 106,909 shares of the Company’s Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $1.6 million to satisfy employee withholding tax obligations. Also, the Company recorded $1.4 million of property, plant and equipment additions, for which payment had not been made as of October 2, 2010.
Noncash investing or financing activities in the first nine months of fiscal 2009 included the surrender of 85,368 shares of the Company’s Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $0.4 million to satisfy employee withholding tax obligations. Also, the Company recorded $6.2 million of property, plant and equipment additions, for which payment had not been made as of October 3, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Item 1 of Part I to this Quarterly Report on Form 10-Q. In addition, numbers pertaining to periods in fiscal 2009 have been restated as appropriate. It should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.
Overview
We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwovens. Nonwovens are high value-added, high performance and low-cost alternative materials developed as an outgrowth of paper, textile and chemical technologies, with critical characteristics including absorbency, tensile strength, softness and barrier properties. Our products, which typically comprise only a small percentage of the final product’s total cost, are the critical substrates and components for disposable consumer applications such as baby diapers, feminine hygiene products, household and personal wipes, disposable medical applications, such as surgical gowns and drapes, and for various durable industrial applications including furniture and bedding, filtration and protective apparel.
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
We compete primarily in the worldwide nonwovens market. According to certain industry sources, the nonwovens market is estimated to be in excess of $20.0 billion in annual sales, with our growth expected to be at a five-year compound annual growth rate (CAGR) of 5.0 to 8.0%. The change in macro-economic conditions in 2008 and 2009 negatively impacted certain market segments, specifically durable products used in industrial applications. The severe and unexpected decline in the global marketplace has made long-term growth forecasts difficult. Based on available data, we still expect continued growth in the market, with higher growth rates expected in the developing regions and in end-use market segments that are more disposable in nature. Demand in certain developing regions is still forecasted to grow in excess of a 10.0% CAGR over the next five years. Demand in developed regions (North America, Western Europe and Japan) over this period is expected to increase by a 1.0 to 3.0% CAGR, driven by increased penetration, the development of new applications for nonwovens and a recovery of certain underlying markets beginning in 2010. We believe that future growth will depend upon the continuation of improvements in technology and raw materials, which should result in the development of high-performance nonwovens, leading to new uses and markets. We believe our global platform and technological leadership, with an increasing presence in the higher-growth developing regions, will allow us to achieve growth and increased profitability. However, our growth rate may differ from the industry averages depending upon the regions and markets we choose to operate in and the technology that we develop.
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
Nonwovens are categorized as either disposable or durable. We primarily compete in disposable products, which account for approximately 70% of our total nonwoven sales. We believe that disposable products are less cyclical and will have higher growth rates in the future, driven primarily by the increasing adoption of these materials in developing economies due to rising per capita income and population growth. We sell a diverse array of durable products to a variety of niche industrial end markets. Our products are a mix of roll goods and downstream and integrated finished products. We endeavor to add value to our products through our printing, laminating and small roll converting capabilities and, in some instances, convert product ourselves and sell directly to the end consumer. With this downstream presence, we are a more valuable supplier to our customers with a more efficient distribution chain and knowledge of the consumer of the end product.

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
During the quarter ended July 4, 2009, we determined that, pursuant to Financial Accounting Standards Accounting Standards Codification (“ASC”) Topic 360, the assets of Fabpro Oriented Polymers, LLC (“Fabpro”) represented assets held for sale. Accordingly, the operations of Fabpro, previously included in the Oriented Polymers segment, have been reported as discontinued operations, as the cash flows of Fabpro were eliminated from our ongoing operations, and we will have no continuing involvement in the operations of the business after the disposal transaction. We decided to sell this business as part of our continuing effort to evaluate our businesses and product lines for strategic fit within our operations. We completed the sale of Fabpro during the third quarter of fiscal 2009.
As a result, Fabpro has been accounted for as a discontinued operation for the fiscal 2009 periods presented in this report. Accordingly, the results of operations of Fabpro have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
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
Recent Developments — Proposed Merger
On October 4, 2010, MatlinPatterson Global Opportunities Partners L.P., the holders of approximately 63.4% of the voting power of our outstanding common shares, and us entered into a definitive agreement (the “Definitive Agreement”) with an investment company (the “Merger Company”) which is controlled by investment funds affiliated with The Blackstone Group (the “Investor Group”). Pursuant to the Definitive Agreement, the Merger Company will merge with and into Polymer Group, Inc., with Polymer Group, Inc. being the surviving corporation following the merger (the “Merger”). As a result of the Merger, the Investor Group will beneficially own all of our issued and outstanding capital stock.
At the effective time of the Merger, each of the holders of our outstanding shares of common stock, subject to certain exceptions defined within the Definitive Agreement (the “Excluded Common Shares”), will be entitled to receive up to $18.16 in cash for each such share (which shares shall be automatically cancelled), subject to the escrow provisions described below. In addition, if the Merger does not close until after December 31, 2010, each such holder of our shares of common stock will also be entitled to receive its ratable share (calculated on a fully diluted basis) of $53,571.43 for each day within the period beginning on January 1, 2011 and ending on the calendar day immediately prior to the closing date (the “Additional Per Share Consideration”).

At the effective time of the Merger, a portion of the aggregate merger consideration totaling $64.5 million, subject to adjustment as provided in the Definitive Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), will be deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the “personal holding company” (“PHC”) rules of the Internal Revenue Code of 1986, as amended, to us in periods prior to the effective time of the Merger. As a result, each holder of our outstanding shares of common stock, other than the Excluded Common Shares, will, at the effective time of the Merger, be entitled to receive approximately $15.25 per share (plus the Additional Per Share Consideration, if any), and will be entitled to receive its ratable share (calculated on a fully diluted basis) of any amounts in the escrow fund, if and when released in accordance with the Definitive Agreement.
As contemplated by the Definitive Agreement, if the Merger occurs we will be required to exercise our Call Option with respect to the Phase II Assets associated with the Spain business acquisition (discussed in Note 4 “Acquisitions — Spain” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q), and as a result, approximately 393,675 additional shares of our Class A common stock will be issued and the outstanding debt of Tesalca-Texnovo’s (defined below) will be extinguished by us.
The Definitive Agreement contains customary representations and warranties of the parties and customary covenants and agreements of the parties, including various covenants regarding the conduct of our business prior to the closing of the Merger and prohibiting the taking of certain actions by us prior to the closing of the Merger without the consent of the Investor Group. In addition, the Merger is subject to the prior satisfaction or waiver (to the extent permitted by the Definitive Agreement and applicable law) by the parties thereto.
The Merger will be financed through a combination of debt and equity, and is not conditioned upon the consummation of such financing. Completion of the Merger is subject to certain closing conditions, including, among other things, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of consents required under certain foreign merger control laws. As such, completion of the Merger is expected to occur prior to the end of the first quarter of 2011.
Raw Materials
The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These primary raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. Historically, the prices of polypropylene and polyethylene resins and polyester fibers have fluctuated. We have not historically hedged the exposure to raw material increases, but we have certain customer contracts that contain price adjustment provisions which provide for the pass-through of any cost increases or decreases in raw materials, although there is often a lag between the time that we incur the new raw material cost and the time that we adjust the selling price to our customers. In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Increases in raw material costs that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.7 million, on an annualized basis, in our reported pre-tax operating income based on current annualized polypropylene usage volumes. In the event of such an increase, the impact on operating income would be reduced by any pass-through of the increase in the form of higher selling prices on contract business. There can be no assurance that the prices of our raw materials, including polypropylene, polyethylene and polyester, will not substantially increase in the future, or that we will be able to pass on any increases to our customers not covered by contracts with price escalation clauses. In periods of declining raw material costs, our cost of goods would decrease and our operating profit would correspondingly increase; however, such increases would be offset, in whole or in part, by reductions in selling prices offered to customers by contract or in light of current market conditions. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-Q.

During fiscal 2009, we experienced increases in the cost of polypropylene resin versus the cost of such resin at the end of fiscal 2008 and continue to experience significant volatility in resin prices. During the first nine months of fiscal 2010, the volatility of raw material costs has continued, increasing significantly in the Americas during the first four months of the year, followed by decreases in May and June and then additional increases during third quarter 2010. We have seen similar trends in Europe, while experiencing more stable pricing in raw materials in the Asian markets. Additionally, on a global basis, other raw material costs continue to fluctuate, in a much narrower range, in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil. We have been successful offsetting higher raw material costs with increases in selling prices; however, there is generally a lag between the time raw material prices change and when we pass those price changes on to the market. If raw material prices were to increase dramatically in a short period of time, our results may be materially and adversely affected.
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
Business Acquisitions
Spain
On December 2, 2009, we completed the initial phase of the acquisition, from Grupo Corinpa, S.L. (“Grupo Corinpa”), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.A., “Tesalca-Texnovo” or the “Sellers”), which are headquartered in Barcelona, Spain (the “Spain Business Acquisition”). We completed the Spain Business Acquisition through PGI Spain, which operates as a new wholly owned subsidiary.
The acquired assets include the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the Spain Business Acquisition, we entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provides that PGI Spain is entitled to the full and exclusive use of the Sellers’ land, building and equipment during the term of the lease (the “Building and Equipment Lease”). PGI Spain is obligated to remit approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease agreement. Pursuant to ASC 840, the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain will recognize rent expense on a straight-line basis over the lease term.
Further, as part of the Spain Business Acquisition, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the “Phase II Assets”) until December 31, 2012 (the “Put Option”). The Sellers’ right to exercise the Put Option is dependent upon whether the results of the operations of PGI Spain meet the annual EBITDAR (earnings before interest, taxes, depreciation, amortization and rent, all as defined in the acquisition agreement) performance projection of €7.7 million, excluding lease payments (“EBITDAR Projection”), for either fiscal year 2010 or 2011 (the “Performance Period”). Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which expires on December 31, 2012 (the “Call Option”). If the results of the operations of PGI Spain do not meet the EBITDAR Projection for the Performance Period, then the Sellers’ Put Option cannot be exercised and thus would expire at the end of its term. In the event that either the Put Option or Call Option is not exercised, the parties are obligated to continue with the Building and Equipment Lease until December 31, 2016. Based on results of operations from Spain through the first nine months of the year, we expect that the EBITDAR hurdle will be met when results are finalized for fiscal year 2010.
Consideration for the acquired assets consisted of approximately 1.049 million shares of our Class A common stock (“Issued Securities”), which represented approximately 5.0% of our outstanding share capital, on December 2, 2009, taking into account the Issued Securities. The Issued Securities are subject to certain restrictions, including that the Issued Securities are not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.
Consideration for the exercise of the Call Option associated with the Phase II Assets will consist of: (i) the issuance of an additional 393,675 shares of our Class A common stock; and (ii) our payment to the creditors of Tesalca-Texnovo for the extinguishment of their outstanding debt at that time. Pursuant to the debt amortization schedule provided to us in December 2009, it is anticipated that Tesalca-Texnovo’s debt will be approximately €26.3 million as of December 31, 2010.

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
For further details regarding this acquisition, see Note 4 “Acquisitions” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
Argentina
In the fourth quarter of fiscal 2009, we completed the acquisition of the 40% non-controlling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana, S.A. The purchase price was approximately $4.1 million. For further details regarding this transaction, see Note 4 “Acquisitions” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
Recent Expansion Initiatives
On January 19, 2010, we entered into a firm purchase commitment to acquire a new spunmelt line to be installed at our manufacturing facility in Suzhou, China (the “China Expansion Project”). In third quarter 2010, the Company entered into a credit facility to finance approximately $20.0 million of the China Expansion Project. The Company will fund the remaining amount of the China Expansion Project using a combination of existing cash balances, internal cash flows and existing U.S. based credit facilities. As of October 2, 2010, the estimated total remaining payments with respect to the China Expansion Project were approximately $50.4 million, which are expected to be expended through second quarter of fiscal year 2012. For further details regarding the Suzhou Credit Facility, see Note 9 “Debt” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
On June 24, 2010, Chicopee, Inc. (“Chicopee”), a wholly owned subsidiary of Polymer Group, Inc. entered into an Equipment Lease Agreement (the “Agreement”) with Gossamer Holdings, LLC, a Delaware limited liability company (“Gossamer”). Pursuant to the Agreement, Chicopee will lease an integrated manufacturing line for the production of heat sealed polypropylene nonwoven fabrics (the “Equipment”) from Gossamer for a seven-year period (the “Basic Term”) beginning upon Chicopee’s acceptance of the Equipment (the “Basic Term Commencement Date”), which is expected to occur in the third quarter of 2011. The capitalized cost amount, which is subject to adjustment, is expected to approximate $53.0 million to $56.5 million. From the Basic Term Commencement Date to the fourth anniversary of the Basic Term Commencement Date, Chicopee will make annual lease payments of approximately $8.4 million to $9.0 million to Gossamer. The aggregate monthly lease payments to Gossamer under the Agreement, which is subject to adjustment, is expected to approximate $58.8 million to $62.7 million. From the fourth anniversary of the Basic Term Commencement Date to the end of the Basic Term, Chicopee’s annual lease payments may change in accordance with an adjustment to the Basic Term Lease Rate Factor, as defined in the Agreement.
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
On June 9, 2009, the Board of Directors approved management’s plan to consolidate our operations in the U.S. in order to better align our manufacturing capabilities with our long-term strategic direction and to reduce overall operating costs. Our plans included the closure of our North Little Rock, Arkansas manufacturing plant and the relocation of certain equipment from that manufacturing facility to our Benson, North Carolina manufacturing plant. These activities also include the upgrade of certain assets and capabilities at the Benson, North Carolina plant. We anticipate that these actions, when fully implemented, will result in improved profitability and a more efficient manufacturing cost structure, which will be partially offset by the loss of margin from exited businesses. We estimate the net effect of these initiatives to contribute additional profits of approximately $6.0 million to $9.0 million on an annualized basis.

Further, in January 2009, we made the decision to exit our automotive business as our industrial business had been negatively impacted by the economic downturn.
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
In the future, we may or may not decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our plans to consolidate operations in the U.S. and Europe, and as further described in Note 3 “Special Charges, Net” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.
Results of Operations
As described above in “Raw Materials” and in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” we are significantly impacted by variability in raw material costs, including polypropylene resin and other resins and fibers. For the fiscal year ended January 2, 2010, we generated an overall gross margin of approximately 21%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from fiscal 2006 through fiscal 2008. There are many contributors to the improvement in gross margin percentage, with the increase in fiscal year 2009 primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of fiscal 2008, which had a significant positive impact on gross margin for the first quarter of fiscal 2009 as profits improved on a lower sales dollar base to reflect lower raw material costs. During the first two quarters of fiscal 2010, there was a significant increase in the cost of polypropylene resin and other raw materials that negatively impacted profitability compared to the first six months of fiscal year 2009. Raw material prices declined during May and June and were stable in the third quarter of 2010, which contributed to higher profit levels for the quarter. The first nine months of fiscal 2010 was also impacted by the contribution of the operations of our business in Spain that was acquired on December 2, 2009, resulting in higher volumes, sales gross profit and SG&A expenses when compared to the prior year period.

The following table sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the three and nine months ended October 2, 2010 in comparison to such items for the three and nine months ended October 3, 2009 and in comparison with the 2008 and 2009 fiscal years:

	Fiscal Year Ended		Three Months Ended		Nine Months Ended
				October 3,		October 3,
	2009	2008	October 2,	2009	October 2,	2009
	As Restated	As Restated	2010	As Restated	2010	As Restated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	46.9	55.0	52.9	46.8	53.2	45.8
Labor	8.1	7.2	6.7	8.1	6.9	8.1
Overhead	24.2	21.5	20.4	23.9	21.3	24.3

	79.2	83.7	80.0	78.8	81.4	78.2

Gross profit	20.8	16.3	20.0	21.2	18.6	21.8
Selling, general and administrative expenses	13.1	11.0	11.9	12.3	12.0	12.5
Special charges, net	2.4	1.9	0.8	0.8	1.4	1.7
Acquisition and integration expenses	0.2	—	0.0	—	0.2	—
Other operating (income) loss, net	(0.4)	0.4	(0.2)	(0.3)	(0.2)	(0.6)

Operating income (loss)	5.5	3.0	7.5	8.4	5.2	8.2
Other expense (income):
Interest expense, net	3.0	2.9	2.6	2.4	2.8	3.1
Gain on reacquisition of debt	(0.3)	—	—	—	—	(0.4)
Loss on extinguishment of debt	0.6			2.3	—	0.8
Foreign currency and other (gain) loss, net	0.5	(0.2)	0.1	0.9	0.1	0.8

Income (loss) before income taxes and discontinued operations	1.7	0.3	4.8	2.8	2.3	3.9
Income tax expense	1.4	0.6	(2.5)	1.0	(0.2)	1.7

Income (loss) from continuing operations	0.3	(0.3)	7.3	1.8	2.5	2.2
Income (loss) from discontinued operations	0.5	0.2	—	0.2	—	0.7
Gain on sale of discontinued operations	1.0	—	—	3.8	—	1.3

Net income from discontinued operations	1.5	0.2	—	4.0	—	2.0

Net income (loss)	1.8	(0.1)	7.3	5.8	2.5	4.2
Less: net (income) loss attributable to noncontrolling interests	0.2	0.5	(0.1)	(0.1)	(0.1)	0.4

Net income (loss) attributable to Polymer Group, Inc.	2.0%	0.4%	7.2%	5.7%	2.4%	4.6%

Comparison of Three Months Ended October 2, 2010 and October 3, 2009
Our reportable segments consist of our two operating divisions, Nonwovens and Oriented Polymers. For additional information regarding segment data, see Note 16 “Segment Information” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q. The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended October 2, 2010, the three months ended October 3, 2009 and the corresponding change (in millions):

	Three months ended
		October 3,
	October 2,	2009
	2010	As Restated	Change
Net sales
Nonwovens	$272.3	$202.7	$69.6
Oriented Polymers	25.1	20.3	4.8

	$297.4	$223.0	$74.4

Operating income (loss)
Nonwovens	$34.4	$27.4	$7.0
Oriented Polymers	1.3	(0.5)	1.8
Unallocated Corporate, net of eliminations	(11.0)	(6.4)	(4.6)

	24.7	20.5	4.2
Acquisition and integration expenses	—	—	—
Special charges, net	(2.5)	(1.8)	(0.7)

	$22.2	$18.7	$3.5

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net sales
Net sales were $297.4 million for the three months ended October 2, 2010, an increase of $74.4 million, or 33.4%, from the comparable period of fiscal 2009 net sales of $223.0 million. Net sales for fiscal 2010 increased in the Nonwovens segment from comparable 2009 results by 34.3%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 23.6% from 2009 results. A reconciliation of the change in net sales between the three months ended October 2, 2010 and the three months ended October 3, 2009 is presented in the following table (in millions):

		Oriented
	Nonwovens	Polymers	Total
Net sales—three months ended October 3, 2009	$202.7	$20.3	$223.0
Change in sales due to:
Volume	45.7	2.5	48.2
Price/mix	27.1	1.9	29.0
Foreign currency translation	(3.2)	0.4	(2.8)

Net sales—three months ended October 2, 2010	$272.3	$25.1	$297.4

The net volume increase of $45.7 million in Nonwovens sales is primarily attributable to sales generated from the new acquisition in Europe, PGI Spain, which acquisition occurred in December, 2009, along with additional volume sold from our capacity expansion in Mexico that was ramping up during the second half of fiscal year 2009. Additionally, we achieved a 14% increase in volumes from our businesses in Asia compared to the third quarter of 2009 due to successful medical and hygiene volume growth initiatives in the region. Volumes in the rest of the Nonwovens business were slightly higher compared to the prior year period, including volumes in our European business, excluding the PGI Spain acquisition. Oriented Polymers’ sales volumes for building and apparel products improved as demand in the industrial markets we participate in showed some recovery from the depressed levels of 2009.
Sales in the Nonwovens segment were also positively impacted by higher price/mix, primarily due to price increases resulting from the pass-through of higher raw material costs. As raw material costs have steadily increased beginning in late 2009 and during fiscal 2010, we have raised selling prices to our customers where required by contract terms, and where appropriate based on market conditions. In general, with respect to contracted business there is usually a lag between the change in raw material cost and the change in sales price. The magnitude of the lag varies within the business and the company implemented initiatives during fiscal 2009 and 2010 to improve our ability to better match the frequency of selling price changes with changes in raw material costs. The lag has historically been most pronounced in our U.S. region due to the high concentration of business subject to specific price escalators. As raw material costs have declined in North America during the third quarter, our selling prices would be expected to decline accordingly in future quarters if such lower cost levels are sustained.
Net sales decreased $2.8 million due to foreign currency translation, primarily in the European regions, compared to the prior year period. Further discussion of foreign currency exchange rate risk is contained in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included below.
Gross margin as a percent of sales
Gross margin as a percent of sales for the three months ended October 2, 2010 declined to 20.0% from 21.2% in the third quarter of fiscal 2009, primarily driven by higher sales levels and higher raw material costs. While we experienced a decline in raw material prices in the third quarter 2010, aggregate raw material costs were higher for the three month period ending October 2, 2010 than the prior year period, which resulted in a lower relative ratio of profit to total net sales. Despite higher labor, energy rates and maintenance spending in 2010 compared to 2009 that resulted in an overall dollar increase, manufacturing costs as a percent of sales were lower on the base business due to efficiencies from cost reduction activities and lower depreciation expense. Compared to the prior year period, manufacturing costs were negatively impacted by the continued start-up activities associated with the plant consolidation initiative in the U.S. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 46.8% in the third quarter 2009 to 52.9% in the third quarter of 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the three month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.1% to 6.7% and overhead decreased from 23.9% to 20.4%. All of the above percentages were also impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income
A reconciliation of the change in operating income between the three months ended October 3, 2009 and the three months ended October 2, 2010 is presented in the following table (in millions):

Operating income—three months ended October 3, 2009 (As Restated)	$18.7
Change in operating income due to:
Volume	12.6
Price/mix	28.2
Higher raw material costs	(25.0)
Higher manufacturing costs	(3.3)
Foreign currency	(0.8)
Lower depreciation and amortization expense	0.9
Higher special charges, net	(0.8)
Increased share-based compensation costs	(1.0)
All other, primarily higher SG&A spending	(7.3)

Operating income—three months ended October 2, 2010	$22.2

Consolidated operating income increased 18.7% to $22.2 million for the three months ended October 2, 2010 as compared to $18.7 million in the comparative period in 2009. The volume growth detailed above, including the additional gross profit generated from PGI Spain, contributed $12.6 million of additional profit compared to the prior year period. Raw material costs were $25.0 million higher in third quarter of 2010 compared to 2009. This higher cost was more than offset by increases in sales price/mix of $28.2 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and changes in product mix. The net effect of the above factors and initiatives resulted in an increase in our operating income of $3.2 million in 2010 compared to 2009. Manufacturing costs were higher than the third quarter of 2009 due to the previously mentioned cost impacts that were primarily impacted by inflationary increases in labor rates, higher energy costs and maintenance spending along with inefficiencies experienced as a result of the continued ramp up of the business affected by the U.S. plant consolidation activities. As the U.S. dollar strengthened against most currencies, specifically in our European regions, the net changes in foreign currency exchange rates on a year-over-year basis negatively impacted operating income by $0.8 million.
Selling, general and administrative (SG&A) expenses increased $8.0 million, from $27.4 million in 2009 to $35.4 million in 2010, due primarily to the incremental SG&A associated with PGI Spain. Additionally, other volume-related expenses, such as distribution and selling and marketing costs increased along with higher compensation costs associated with our annual incentive plan that were not present in the third quarter of 2009 and other spending associated with investments in capabilities to enable us to better address future market needs and execute on our strategic plan. Non-cash stock compensation expenses were $1.0 million higher in the third quarter as certain performance-based restricted stock grants vested during the quarter. Selling, general and administrative costs as a percent of net sales decreased from 12.3% in the third quarter of fiscal 2009 to 11.9% for the same period of fiscal 2010. This percentage is also impacted by higher selling prices resulting from the pass-through of raw material cost changes.
Special charges for the three months ended October 2, 2010 of approximately $2.5 million consisted of restructuring and plant realignment costs of: (i) $0.7 million of severance costs related to a management restructuring in Europe; (ii) $0.5 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina; (iii) $0.3 million of severance and other shutdown costs related to facilities in Europe and Latin America; and (iv) $1.0 million of other costs, primarily related to professional fees associated with the Merger.
Interest and Other Expense
Net interest expense increased from $5.4 million during the three months ended October 2, 2009 to $7.8 million during the three months ended October 2, 2010. The increase in net interest expense was largely due to higher interest rates on our term loan borrowings and the impact of the interest rate swap, including the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Credit Facility (defined below) in September 2009, partially offset by the impact of reduced term loan borrowings.

During fiscal 2007, we entered into a cash flow hedge agreement, effective May 8, 2007 and which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, in February 2009, we entered into a new cash flow hedge agreement, which became effective June 30, 2009 and matures on June 30, 2011 (the “Interest Rate Swap”) which, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.
In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included below and Note 13 “Derivatives and Other Financial Instruments and Hedging Activities” included in Item 1 of Part I of this Quarterly Report on Form 10-Q. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.
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
Foreign currency and other loss, net improved by $1.6 million, from a $1.9 million loss during the third quarter of fiscal 2009 to a $0.3 million loss in the third quarter of fiscal 2010, primarily due to the effect of movement in foreign currency rates, coupled with a one time gain on the sale of a converting line in Latin America. On February 8, 2010, we entered into a series of foreign currency exchange forward contracts (put options and call options) that provided for a floor and ceiling price on payments related to our new line under construction in Suzhou, China, with the objective to hedge changes in the fair value of the firm commitment to purchase equipment. During the period ended October 2, 2010, we recognized a loss on the change in the fair value of the hedge instrument compared to the change in the value of the firm commitment as of October 2, 2010 for the ineffective portion of the hedge of $0.5 million. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Note 13 “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income Tax (Benefit) Expense
During the three months ended October 2, 2010, we recognized an income tax benefit of $7.5 million on consolidated income before income taxes and discontinued operations of $14.2 million. During the three months ended October 3, 2009, we recognized income tax expense of $2.7 million on consolidated income before income taxes and discontinued operations of $6.3 million. As more fully described within Note 1 “Basis of Presentation, Description of Business and Recent Developments — Adjustment for Out-of-Period Items” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the income tax benefit recognized for the three months ended October 2, 2010 included a $5.0 million tax out-of-period adjustment to properly reflect the technical application of the general principle of tax allocation between continuing operations, discontinued operations, and accumulated other comprehensive income components as well as the exceptions to the general provisions set forth in the intraperiod tax allocation rules described in ASC 740 “Income Taxes” (“ASC 740”).
During the three months ended October 2, 2010, the statute of limitations associated with the Company’s U.S. federal tax return filed for the 2003 tax year expired and, as such, the tax return is no longer an open period subject to examination. Accordingly, during the three months ended October 2, 2010, the Company derecognized $8.7 million representing a portion of the previously recorded liability associated with the PHC uncertain tax positions, thereby reducing the Income tax expense in the current period.
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

Discontinued Operations
Income from the operations of discontinued business is comprised of the net operating results of Fabpro. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. We completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations was $0.4 million during the three months ended October 3, 2009. We also recognized a gain on the sale of Fabpro of approximately $8.5 million for the three month period ended October 3, 2009.
Net (Income) Loss Attributable to Noncontrolling interests
Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. During the third quarter of fiscal 2009, these interests included a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009 and have executed an agreement that is pending regulatory approvals to buy out the 20% minority stake in our joint venture in China.
Net Income Attributable to Polymer Group, Inc.
As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $21.5 million, or $1.00 per share, for the three months ended October 2, 2010 compared to net income attributable to Polymer Group, Inc. of $12.4 million, or $0.62 per share, for the three months ended October 3, 2009.
Adjusted EBITDA
Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined and reconciled below, for the third quarter of fiscal 2010 increased 12.6% to $37.6 million compared to $33.4 million in the third quarter of 2009. Adjusted EBITDA in the third quarter benefitted from the profit contribution from PGI Spain and from higher sales volumes generated by new capacity expansions along with the positive effects of declining raw material costs during the quarter, offset by higher SG&A expenses. Depreciation and amortization expense included in Adjusted EBITDA of $11.3 million, decreased by $0.9 million from 2009 to 2010.
Comparison of Nine Months Ended October 2, 2010 and October 3, 2009
The segment information presented in the table below excludes the results of Fabpro, as the operating results of Fabpro are presented as a discontinued operation. The following table sets forth components of our net sales and operating income (loss) by operating division for the nine months ended October 2, 2010, the nine months ended October 3, 2009 and the corresponding change (in millions):

	Nine months ended
		October 3,
	October 2,	2009
	2010	As Restated	Change
Net sales
Nonwovens	$789.7	$581.6	$208.1
Oriented Polymers	76.9	57.5	19.4

	$866.6	$639.1	$227.5

Operating income (loss)
Nonwovens	$84.0	$79.8	$4.2
Oriented Polymers	2.7	0.9	1.8
Unallocated Corporate, net of eliminations	(27.8)	(17.6)	(10.2)

	58.9	63.1	(4.2)
Acquisition and integration expenses	(1.7)	—	(1.7)
Special charges, net	(11.9)	(10.5)	(1.4)

	$45.3	$52.6	$(7.3)

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Net sales
Net sales were $866.6 million for the nine months ended October 2, 2010, an increase of $227.5 million, or 35.6%, from the comparable period of fiscal 2009 net sales of $639.1 million. Net sales for fiscal 2010 improved in the Nonwovens segment from comparable 2009 results by 26.4%, and net sales in fiscal 2010 in the Oriented Polymers segment increased 25.2% from 2009 results. A reconciliation of the change in net sales between the nine months ended October 2, 2010 and the nine months ended October 3, 2009 is presented in the following table (in millions):

		Oriented
	Nonwovens	Polymers	Total
Net sales—nine months ended October 3, 2009	$581.6	$57.5	$639.1
Change in sales due to:
Volume	134.3	15.6	149.9
Price/mix	76.7	1.7	78.4
Foreign currency translation	(2.9)	2.1	(0.8)

Net sales—nine months ended October 2, 2010	$789.7	$76.9	$866.6

The net volume increase of $134.3 million in Nonwovens sales is primarily attributable to sales generated from the new acquisition in Europe, PGI Spain, which acquisition occurred in December 2009. Volumes were higher in all regions except the U.S. for the first nine months of fiscal year 2010. The predominant amount of the volume decline in the U.S. was related to product volume sold from carded technologies and the associated closure of our North Little Rock facility. We achieved increases in Latin America and Asia volumes in excess of 16% compared to the first nine months of 2009. In our Latin America region, volume increased due to increased sales volumes achieved in our Mexico operations, made possible by the installation of a new line during the second half of 2009, continued sales growth in our Argentina facility and an improvement in certain hygiene markets in South America where economic and political environments in certain countries negatively impacted sales demand in 2009, primarily affecting our operations in Colombia. The Asia volume increases reflect continued growth in the medical and hygiene markets. In Europe, we have experienced a stabilization of underlying demand and achieved an increase in volumes in our consumer disposables and we have experienced a rebound in wipes demand. Oriented Polymers’ sales volumes for building, packaging, agriculture and apparel products improved as demand in the industrial markets we participate in showed some recovery from the depressed levels of 2009.
Foreign currency translation rates resulted in lower sales for the first nine months of 2010 compared to the prior year period of $0.8 million. Further discussion of foreign currency exchange rate risk is contained in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included below.
Gross margin as a percent of sales
Gross margin as a percent of sales for the nine months ended October 2, 2010 declined to 18.6% from 21.8% in the first nine months of 2009, primarily driven by higher sales levels and higher raw material costs. In the first nine months of 2009, our gross margin as a percent of sales benefitted from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009 without a corresponding drop in sales prices due to the sales price lag mentioned above. As raw material prices increased in the second half of 2009 and into the first two quarters of 2010, we did not experience the same benefit. Manufacturing costs were higher for the nine month period ended October 2, 2010 predominantly due to higher costs in the U.S. associated with manufacturing inefficiencies as we executed our plant consolidation activities, coupled with higher costs in our other regions due primarily to higher labor, energy and other cost categories. Additionally, while there is no depreciation expense in cost of goods sold associated with PGI Spain, the operating lease payments are reflected in the cost of goods sold, which impacts the gross profit margin as well. The raw material component of the cost of goods sold as a percentage of net sales increased from 45.8% in 2009 to 53.2% for the first nine months of 2010, whereas our labor and overhead components of the cost of goods sold decreased as a percentage of net sales from the nine month period of fiscal 2009 to the comparable period of 2010. As a percentage of sales, labor decreased from 8.1% to 6.9% and overhead decreased from 24.3% to 21.3%. All of the above percentages were favorably impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating income
A reconciliation of the change in operating income between the nine months ended October 3, 2009 and the nine months ended October 2, 2010 is presented in the following table (in millions):

Operating income—nine months ended October 3, 2009 (As Restated)	$52.6
Change in operating income due to:
Volume	39.3
Price/mix	76.2
Higher raw material costs	(83.1)
Higher manufacturing costs	(9.0)
Foreign currency	(5.7)
Lower depreciation and amortization expense	1.8
Higher acquisition and integration expenses	(1.7)
Higher special charges, net	(1.4)
Increased share-based compensation costs	(2.0)
All other, primarily higher SG&A spending	(21.7)

Operating income—nine months ended October 2, 2010	$45.3

Consolidated operating income was $45.3 million in the nine months ended October 2, 2010 as compared to $52.6 million in the comparative period in 2009. Raw material costs were up $83.1 million on a year-to-date basis compared to the same period in 2009. This higher cost was partially offset by increases in sales price/mix of $76.2 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and improvements in product mix. The net effect of the above factors and initiatives resulted in a decrease in our operating income of $6.9 million in 2010 compared to 2009. A large portion of the impact is accounted for by the effects of the sales price to raw material lag effect with respect to contracted business in a rising raw material environment, whereby in 2009 we experienced a positive impact as selling prices were significantly higher in the first quarter of 2009 relative to raw material costs in the previous quarter. Manufacturing costs were $9.0 million higher than the prior year, predominantly accounted for by increases in the U.S. region, and higher employee and utility costs in the other regions. The U.S. business was unfavorably impacted due to the timing associated with the start-up activities related to our carded consolidation efforts involving the Benson, North Carolina and North Little Rock, Arkansas plants, coupled with higher employee costs across the region. While spending has decreased for the U.S. carded locations as expected, the 2010 production volumes were temporarily negatively impacted during the first six months of 2010 by the timing of the machinery and equipment relocation, installation and start-up activities. This resulted in higher inefficiencies and under-absorption of variable and fixed costs. We achieved improved operating rates in the third quarter of 2010 in the U.S. carded operation that we expect to continue to improve in the fourth quarter. Changes in foreign currency rates resulted in translation of earnings and the remeasurement of monetary assets and liabilities outside of the U.S. at a lower rate, resulting in a $5.7 million negative impact to operating income.

Selling, general and administrative expenses were $104.2 million for the nine month period ended October 2, 2010 compared to $79.9 million for the nine month period ended October 3, 2009. The largest amount of the increase is represented by costs associated with the PGI Spain acquisition that was completed in December 2009. Additionally, other volume-related expenses, such as distribution and selling and marketing costs increased along with higher compensation costs associated with our annual incentive plan, and other spending. We recognized $2.3 million of incentive compensation costs during the first quarter associated with a decision by the Board of Directors to make a discretionary payment associated with our 2009 performance, a portion of which was paid in December 2009 and the remainder paid in March 2010, coupled with accrued compensation costs associated with our 2010 annual incentive plan. There was $0.7 million of incentive compensation expense recognized in the first quarter of 2009 for expense related to the 2008 short term incentive plan performance period, but no other incentive compensation expense was recognized during the year due to the lack of a formal incentive program during 2009. During the second quarter we also recognized approximately $1.7 million of expense to establish a liability associated with sales-related taxes in certain of our foreign jurisdictions. Similar taxes amounted to $0.2 million in the six months of fiscal 2009. We do not expect to recognize the same magnitude of expense on an on-going basis as was recorded in the second quarter. Selling, general and administrative costs as a percent of net sales decreased from 12.5% in the first nine months of fiscal 2009 to 12.0% for the same period of fiscal 2010. This percentage is impacted by the increase in selling prices resulting from the pass-through of lower raw material costs.
For the first nine months of 2010, special charges were $11.9 million, consisting of non-cash impairment charges of $0.7 million related to the write-down of certain property in Neunkirchen, Germany to their estimated fair value less costs to sell, restructuring and plant realignment costs of: (i) $7.0 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina; (ii) $1.5 million of severance and other shutdown costs related to facilities in Europe and Latin America; and (iii) $2.9 million of other costs, primarily related to professional service fees attributable to the Merger. Special charges for the nine months ended October 3, 2009 of approximately $10.6 million included non-cash impairment charges of $3.4 million related to the write-down of certain property and equipment in North Little Rock, Arkansas and Neunkirchen, Germany to their estimated fair value less costs to sell, and restructuring and plant realignment costs comprised of: (i) $3.1 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (ii) $3.4 million of severance and other shutdown costs related to facilities in the United States; and (iii) $0.2 million of severance costs related to restructuring initiatives in Canada.
Interest and Other Expense
Net interest expense increased from $19.5 million during the nine months ended October 3, 2009 to $24.5 million during the nine months ended October 2, 2010. The increase in net interest expense was largely due to higher interest rates on our term loan borrowings and the impact of the Interest Rate Swap, which also includes the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Credit Facility in September 2009, partially offset by the impact of reduced term loan borrowings.
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
In connection with the amendment of our Credit Facility in September 2009, substantially all of the borrowings under the Credit Facility are subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap has been modified. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included below and Note 13 “Derivatives and Other Financial Instruments and Hedging Activities” included in Item 1 of Part I of this Quarterly Report on Form 10-Q. As the LIBOR hedge is lower than the LIBOR floor of 2.5%, while the Interest Rate Swap is in place, if LIBOR rates are lower than 1.96%, we will pay additional interest costs equal to the difference in the actual LIBOR rate and the 1.96% hedge rate. If actual LIBOR rates are higher than the 1.96% hedge rate, but below the LIBOR floor of 2.5%, we will receive a credit for the difference between the actual rate and the hedge rate. If actual LIBOR rates are higher than the LIBOR floor of 2.5%, we will pay interest at the 1.96% LIBOR rate plus the applicable margin.
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

Foreign currency and other loss, net decreased by $4.4 million, from $5.5 million in the first nine months of fiscal 2009 to $1.1 million in the first nine months of fiscal 2010, primarily due to movement in foreign currency rates. On February 8, 2010, we entered into a series of foreign currency exchange forward contracts (put options and call options) that provided for a floor and ceiling price on payments related to our new line under construction in Suzhou, China, with the objective to hedge changes in the fair value of the firm commitment to purchase equipment. During the nine month period ended October 2, 2010, we recognized a loss on the change in the fair value of the hedge instrument compared to the change in the value of the firm commitment as of October 2, 2010 for the ineffective portion of the hedge of $0.1 million. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Note 13 “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income Tax (Benefit) Expense
During the nine months ended October 2, 2010, we recognized an income tax benefit of $1.6 million on consolidated income before income taxes and discontinued operations of $19.6 million. During the nine months ended October 3, 2009, we recognized income tax expense of $12.1 million on consolidated income before income taxes and discontinued operations of $24.9 million. As more fully described within Note 1. “Principles of Consolidation and Financial Statement Information — Adjustment for Out-of-Period Items” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the income tax benefit recognized for the nine months ended October 2, 2010 included a $5.0 million out-of-period adjustment to properly reflect the technical application of the general principle of tax allocation between continuing operations, discontinued operations, and accumulated other comprehensive income components as well as the exceptions to the general provisions set forth in the intraperiod tax allocation rules described in ASC 740.
During the three months ended October 2, 2010, the statute of limitations associated with the Company’s U.S. federal tax return filed for the 2003 tax year expired and, as such, the tax return is no longer an open period subject to examination. Accordingly, during the three months ended October 2, 2010, the Company derecognized $8.7 million representing a portion of the previously recorded liability associated with the PHC uncertain tax positions, thereby reducing the Income tax expense in the current period.
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
Income from Discontinued Operations
Discontinued operations are comprised of the net operating results of Fabpro for the six-month periods of fiscal 2009. During the second quarter of fiscal 2009, we concluded that Fabpro constituted an asset held for sale and, accordingly, we have presented Fabpro as a discontinued operation. We completed the sale of Fabpro during the third quarter of fiscal 2009. Income from discontinued operations was $12.8 million during the nine months ended October 3, 2009. We also recognized a gain on the sale of Fabpro of approximately $8.5 million for the nine month period ended October 3, 2009.
Net Loss Attributable to Noncontrolling interests
Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly owned by us. During the third quarter of fiscal 2009, these interests included a 40% minority interest in Dominion Nonwovens Sudamerica S.A. (our Argentine subsidiary) and a 20% minority interest in Nanhai Nanxin Non-Woven Co. Ltd. (one of our subsidiaries in China). We completed a buyout of our minority interest partner in Argentina in the fourth quarter of fiscal 2009 and have executed an agreement that is pending regulatory approvals to buy out the 20% minority stake in our joint venture in China.
Net Income Attributable to Polymer Group, Inc.
As a result of the above, we recognized net income attributable to Polymer Group, Inc. of $20.8 million, or $0.98 per share, for the nine months ended October 2, 2010 compared to net income of $28.1 million, or $1.43 per share, for the nine months ended October 3, 2009.

Adjusted EBITDA
Adjusted EBITDA from continuing operations, a non-GAAP financial measure defined and reconciled below, for the first nine months of fiscal 2010 was $97.8 million compared to $101.9 million in the first nine months of 2009. As previously noted, Adjusted EBITDA in the first quarter of 2009 benefitted from the significant drop in raw material costs. The lack of such benefit in 2010, combined with an increasing raw material environment, higher costs associated with the transition of business in the U.S. and higher SG&A costs, more than offset contributions from higher sales volumes and the profit contribution from PGI Spain. Depreciation and amortization expense included in Adjusted EBITDA was $34.3 million for the first nine months of 2010 and $36.1 million for the first nine months of 2009.
NON-GAAP FINANCIAL MEASURE
Adjusted EBITDA (as defined below) is used in this document as a “non-GAAP financial measure,” which is a measure of our financial performance that is different from measures calculated and presented in accordance with generally accepted accounting principles, or GAAP, within the meaning of applicable Securities and Exchange Commission rules. A non-GAAP financial measure, such as EBITDA or Adjusted EBITDA, should not be viewed as an alternative to GAAP measures of performance such as (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. The calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.
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
The following table reconciles Adjusted EBITDA to net income attributable to Polymer Group Inc. for the periods presented (in thousands):

		Three		Nine
	Three	Months	Nine	Months
	Months	Ended	Months	Ended
	Ended	October 3,	Ended	October 3,
	October 2,	2009	October 2,	2009
	2010	As Restated	2010	As Restated
Net income attributable to Polymer Group, Inc.	$21,489	$12,353	$20,802	28,149
Income & franchise tax expense	(7,449)	2,731	(1,216)	12,559
Interest expense, net	7,764	5,406	24,463	19,504
Depreciation and amortization included in operating income	11,290	12,230	34,254	36,071
Noncontrolling interests, net of tax & cash disbursements	154	198	447	(2,564)
Non-cash compensation	2,011	970	4,733	2,775
Foreign currency (gain) loss, net	38	1,168	(61)	2,093
Unrealized gains with respect to hedging agreements	468	—	62	—
Special charges, net	2,511	1,785	11,868	10,558
Less income from discontinued operations	—	(8,919)	—	(12,826)
Unusual or non-recurring charges (gains), net	(711)	5,508	2,492	5,542

Adjusted EBITDA	$37,565	$33,430	$97,844	101,861

Fiscal 2009 data included in the calculation for the three months ended October 3, 2009 has been adjusted for the effect of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity for operations and expansion are currently funds generated from operations and borrowing availability under the credit facility (“Credit Facility”), consisting of a Term Loan of $410.0 million and a Revolving Credit Facility of $45.0 million at the original borrowing date. As a result of an amendment to the Credit Facility on September 17, 2009 (the “Amendment”), the maturity date of approximately $295.7 million of our then-outstanding $317.6 million Term Loan was extended to November 22, 2014, with the remainder due November 22, 2012 (after mandatory annual payments of $4.1 million and additional payments, if any, under the excess cash flow provision of the Credit Facility or optional payments). In addition, the maturity date of approximately $40.0 million of our available $45.0 million Revolving Credit Facility was extended to November 22, 2013, under certain circumstances summarized below, with the remaining $5.0 million of availability maturing on November 22, 2010. The Credit Facility, as amended, contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants. At October 2, 2010, we were in compliance with such financial covenants. See “Liquidity Summary” below for further discussion of financial covenants. Additionally, as of October 2, 2010, we had no outstanding borrowings under the Revolving Credit Facility and capacity under the Revolving Credit Facility had been reserved for outstanding letters of credit in the amount of $16.2 million. As of October 2, 2010, we also had other outstanding letters of credit in the amount of $0.6 million, primarily for certain raw material vendors. None of these letters of credit had been drawn on at October 2, 2010.

		January 2,
	October 2,	2010
	2010	As Restated
	(In Millions)
Balance sheet data:
Cash and cash equivalents	$69.4	$59.5
Working capital	152.5	159.7
Total assets	731.3	701.5
Total debt	332.9	342.6
Total shareholders’ equity	141.8	124.2
We had working capital of approximately $152.5 million at October 2, 2010 compared with $159.7 million at January 2, 2010. As compared to year-end, our working capital balances decreased due to the reclassification of $15.8 million of potential PHC tax exposure from long term to current liabilities and higher cash balances. Higher sales volumes and sales prices resulted in an increase in accounts receivable and inventory balances; however this increase was offset by higher levels of accounts payable and accrued liabilities. The raw material price impact on inventory balances was offset by lower unit volumes on hand at the end of the third quarter compared to the beginning of the year.
Accounts receivable at October 2, 2010 was $148.8 million as compared to $128.0 million on January 2, 2010, an increase of $20.8 million. The net increase in accounts receivable during the first nine months of fiscal 2010 is primarily attributable to (a) higher sales volumes, (b) higher overall selling prices and (c) decreased reserves for potentially uncollectible accounts, partially offset by the effects of currency movements. Even though overall accounts receivable increased, past-due balances were lower at the end of the third quarter, which resulted in a lower reserve requirement. Accounts receivable represented approximately 46 days of sales outstanding at October 2, 2010 as compared to 48 days of sales outstanding at January 2, 2010. We believe that our reserves adequately protect us against foreseeable increased collection risk.
We have factoring agreements to sell, without recourse or discount, certain trade receivables to unrelated third-party financial institutions. Under the current terms of these factoring agreements, there are maximum amounts of outstanding advances at any one time.
Inventories at October 2, 2010 were $113.2 million, an increase of $6.4 million from inventories at January 2, 2010 of $106.8 million. The net increase in inventory during the first nine months of fiscal 2010 is due to (a) higher unit costs related to inventory at the end of the third quarter of fiscal 2010 compared to year-end 2009, partially offset by the effects of currency movements and slightly higher inventory reserves. The overall increase was comprised of component increases in raw materials and work-in-process of $9.5 million and $2.9 million, respectively, largely offset by a net decrease in finished goods of $5.9 million. We had inventory representing approximately 43 days of cost of sales on hand at October 2, 2010 compared to 49 days of cost of sales on hand at January 2, 2010.

Accounts payable and accrued liabilities at October 2, 2010 were $201.0 million as compared to $148.0 million at January 2, 2010, an increase of $53.0 million. The increase in accounts payable and accrued liabilities during the first nine months of fiscal 2010 was due to the reclassification of $15.8 million of potential PHC tax exposure to a current liability due to our expectation that we would proactively seek a ruling from the IRS in fiscal year 2010, and higher accounts payable resulting from improved terms with certain vendors achieved during the year associated with our global procurement initiatives and higher raw material unit costs at the end of the third quarter of 2010 compared to the end of fiscal year 2009, partially offset by the effects of currency movements. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, as well as the movement of certain purchases of raw materials, for which there is limited availability, to vendors that require us to pay cash prior to delivery and changes in restructuring accruals. Accounts payable and accrued liabilities represented approximately 77 days of cost of sales outstanding at October 2, 2010 compared to 68 days of cost of sales outstanding at January 2, 2010.

	Nine Months Ended
		October 3,
	October 2,	2009
	2010	As Restated
	(In Millions)
Cash flow data:
Net cash provided by operating activities	$38.9	$79.5
Net cash used in investing activities	(19.6)	(0.5)
Net cash used in financing activities	(9.6)	(68.9)
Operating Activities
Net cash provided by operating activities was $38.9 million during the first nine months of fiscal 2010 compared to $79.5 million during the first nine months of fiscal 2009. During the first nine months of 2009, working capital levels were significantly impacted as volumes were declining and sales prices were lower to reflect lower raw material costs. As such, lower working capital provided a source of cash of approximately $5.9 million during the first nine months of fiscal 2009. During the first nine months of 2010, working capital levels, net of non-cash changes and balance sheet reclassifications, increased, requiring a $4.6 million use of cash. This difference contributed significantly to the decrease in operating cash flows compared to the prior year period. Additionally, our net income was lower, which reflected an increase in gross profit offset by higher expenses. As sales volumes and raw material costs change, inventory and accounts receivable balances are expected to rise and fall, accordingly, resulting in changes in our levels of working capital balances and cash flow going forward. Based on current trends of increased volume and higher raw material costs, the level of net cash provided by operating activities in fiscal year 2009 is not expected to be sustained in 2010.
Our restructuring and plant realignment activities in the first nine months of fiscal years 2010 and 2009 are discussed in Note 3 “Special Charges, Net” to the unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
The restructuring and plant realignment costs of $8.5 million in the first nine months of fiscal 2010 are comprised of: (i) $0.3 million of employee severance and retention costs and $6.6 million of equipment relocation and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $0.7 million of costs related to a management restructuring in Europe; (iii) $0.7 million of other shutdown costs related to previously announced facility closings, primarily in Europe and U.S.; and (iv) $0.2 million related to employee severance related to the anticipated sale of a line in Argentina.
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

We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position, especially in the more mature markets of the U.S., Europe and Canada. In such mature markets, the prices for certain roll goods continue to fluctuate based on supply and demand dynamics relative to the assets employed in that geographic region. We actively and continuously pursue initiatives to prolong the useful life of our long-lived assets through product and process innovation. In some instances we may decide, as was the case with our current plans to consolidate operations in the U.S., as further described in Note 3 “Special Charges, Net” to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, that our fixed cost structure will be enhanced through consolidation. To the extent further decisions are made to improve our long-term performance, such actions could result in cash restructuring charges and asset impairment charges associated with the consolidation, and such charges could be material.
We expect to make future cash payments, primarily through the fourth quarter of fiscal 2010, of approximately $2.2 million to $2.4 million associated with approved restructuring initiatives, of which $1.9 million has been accrued as of October 2, 2010. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment in the range of $5.5 million to $6.5 million, which is expected to be received in fiscal 2010 or 2011.
Future cash tax payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in the company’s tax structure and any resolutions of uncertain tax positions, such as our on-going efforts to resolve our potential PHC exposure.
Investing and Financing Activities
Net cash used for investing activities amounted to $19.6 million and $0.5 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. Capital expenditures during the first nine months of fiscal 2010 totaled $21.4 million, a decrease of $12.4 million from capital spending of $33.8 million in the same period in 2009. Capital expenditures have been lower in the first nine months of 2010 primarily due to the timing of payments associated with our expansion projects announced for Suzhou, China and Waynesboro, Virginia. As a result, we expect capital expenditures to increase significantly in the fourth quarter of fiscal year 2010. We estimate our annual minimum sustaining capital expenditures to be $5.0 million to $10.0 million. As business conditions and working capital requirements change, we actively manage our capital expenditures, enabling us to appropriately balance cash flows from operations with capital expenditures.
Investing activities during the first nine months of fiscal 2010 and 2009 included $2.2 million and $33.4 million, respectively, from the sale of assets. The proceeds from the sale of Fabpro, which is discussed in Note 5, “Discontinued Operations” included in Item 1 of Part I to this Quarterly Report on Form 10-Q, are included in fiscal 2009.
As discussed in further detail in Note 13, “Derivative and Other Financial Instruments and Hedging Activities” to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the “2010 FX Forward Contracts”) that provide for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the aforementioned equipment purchase agreement. The call/put options set a maximum and minimum strike price of 1.41 and 1.35 (Euro to U.S. dollar), respectively. The cash settlements under the 2010 FX Forward Contracts coincide with the payment dates on the equipment purchase agreement. The revised notional amount of the contracts with the third party, which expire on various dates in fiscal year 2010 through early fiscal 2012, was €24.9 million, which will result in U.S. dollar equivalent range of $33.6 million to $35.1 million.
Net cash used in financing activities amounted to $9.6 million in the first nine months of fiscal 2010, compared to $68.9 million of net cash used in financing activities in the first nine months of fiscal 2009. In the first nine months of 2010, we repaid, on a net basis, $9.4 million of debt whereas we repaid, on a net basis, $52.0 million of debt during the same period in fiscal 2009. Additionally, in the first nine months of 2009, we used $12.3 million to repurchase $15.0 million of our first-lien term loan.
Dividends
Our Board of Directors has not declared a dividend on our common stock since emergence from bankruptcy in March 2003.
The Credit Facility limits restricted payments, including cash dividends, to $5.0 million in the aggregate since the effective date of the Credit Facility. We do not currently have any plans to pay dividends on our common stock.

Liquidity Summary
As discussed more fully in Note 9 “Debt” to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have a Credit Facility, which we entered into on November 22, 2005 and which we amended on December 8, 2006 and September 17, 2009 (the “Amendment”), which consists of a $410.0 million (at the original loan date) Term Loan and a $45.0 million Revolving Credit Facility. As of October 2, 2010, the Term Loan consisted of $16.0 million of net outstanding amounts maturing on November 22, 2012 (“Tranche 1 Term Loan”) and $271.5 million maturing on November 22, 2014 (“Tranche 2 Term Loan”). As of October 2, 2010, the Revolving Credit Facility consisted of $5.0 million of availability maturing on November 22, 2010 (“Tranche 1 Revolver”) and $40.0 million of availability maturing on November 22, 2013 (“Tranche 2 Revolver”), under which there are no amounts outstanding as of October 2, 2010. The Company does not have plans to renew or extend the $5.0 million portion of the Revolving Credit Facility that matures on November 22, 2010. Effective May 4, 2010, the Company further converted $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments (the “2010 Revolver Conversion”). Interest will continue to be payable on a quarterly basis.
All borrowings under the Credit Facility are U.S. dollar denominated and are guaranteed, on a joint and several basis, by each and all of our direct and indirect domestic subsidiaries. The Credit Facility and the related guarantees are secured by (i) a lien on substantially all of the assets of our domestic subsidiaries and certain of our non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of our domestic subsidiaries and of certain of our non-domestic subsidiaries, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Credit Facility are equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Credit Facility limits restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Credit Facility. The Credit Facility contains covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by us or our subsidiaries in the performance of our obligations regarding borrowings in excess of $10.0 million. The Credit Facility, as amended, requires that we maintain a leverage ratio of not more than 3.50:1.00 through the remaining term of the Credit Facility. The interest expense coverage ratio requirement for the remaining term of the Credit Facility requires that it not be less than 3.00:1.00. We were in compliance with the financial covenants under the Credit Facility at October 2, 2010. These ratios are calculated on a trailing four-quarter basis. As a result, any decline in our future operating results, or any increases in indebtedness not supported by sufficient increases in Consolidated EBITDA (as defined in the Credit Facility) will negatively impact our coverage ratios. Although we expect to remain in compliance with these covenant requirements, our failure to comply with these financial covenants, without waiver or amendment from our lenders, could have a material adverse effect on our liquidity and operations, including limiting our ability to borrow under the Credit Facility.
The Term Loan requires mandatory payments of approximately $1.0 million per quarter. Under the Amendment, we have the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Credit Facility, as amended, requires us to use a percentage of proceeds from excess cash flows, as defined by the Credit Facility and determined based on year-end results, to reduce our then outstanding balances under the Credit Facility. Such percentage is based on the leverage ratio. Excess cash flows subject to potential repayment of the Credit Facility are calculated using the net amount of our available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods is based on year-end results. Any such amount for fiscal 2010 would be payable in March 2011 and classified, in addition to the mandatory payments of approximately $1.0 million per quarter, in the Current portion of long-term debt in the Consolidated Balance Sheets as of October 2, 2010. We currently estimate that there will not be any additional excess cash flow requirement with respect to fiscal 2010. There was no additional excess cash flow requirement with respect to fiscal 2009. We may, at our discretion and based on projected operating cash flows, the current market value of the Term Loan and anticipated cash requirements, elect to make additional repayments of debt under the Credit Facility in excess of the mandatory debt repayments and excess cash flow payments, or may reacquire our debt in conjunction with our debt repurchase program.

In February 2009, we entered into discussions with the Administrative Agent of our Credit Facility whereby one of our wholly owned subsidiaries would have the ability to purchase assignments of our Term Loan over the next two years via open market transactions at a discount to the carrying amount in order to effectively buy back up to $70.0 million of the Term Loan as allowed under the provisions of the Credit Facility. Under these agreements, our subsidiary will be able to acquire the rights and obligations of a lender under the Credit Facility and the selling third-party lender will be released from their obligations under the Credit Facility. Upon such transaction, we will account for such reacquisition of debt as a transfer of financial assets resulting in a sale and derecognize such liability in accordance with the provisions of FASB ASC 860 “Transfers and Servicing.” In March 2009, we purchased, through a subsidiary, $15.0 million of Term Loan, via cash payment, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million, and included such amount in Gain on Reacquisition of Debt in the Consolidated Statements of Operations included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
The interest rate applicable to borrowings under the Credit Facility is based on either of the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and the Tranche 1 Revolver is 225 basis points. The applicable margin for borrowings under the Tranche 2 Term Loan and the Tranche 2 Revolver is 450 basis points (with a LIBOR floor of 2.5%). Further, we may, from time to time, elect to use an Alternate Base Rate for our borrowings under the Revolving Credit Facility and Term Loan based on the bank’s base rate plus a margin of 75 to 125 basis points based on our total leverage ratio.
We maintained a portion of our position in a cash flow hedge agreement originally entered into February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 5.085% and terminated on June 29, 2009. Additionally, in February 2009, we entered into the Interest Rate Swap, which was effective June 30, 2009 and matures on June 30, 2011, and effectively converts $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. We originally designated the Interest Rate Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the Interest Rate Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment we concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million of cumulative liability related to the Interest Rate Swap, and included in Accumulated Other Comprehensive Income, was frozen and will be reclassified as a charge to earnings as future interest payments are made throughout the term of the Interest Rate Swap, as this portion of the notional amount no longer meets the criteria for cash flow hedge accounting. The cash flow hedge agreements are more fully described in Note 13, “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
There were no borrowings under the Revolving Credit Facility as of October 2, 2010 or January 2, 2010. Average daily borrowings under that facility, which were primarily LIBOR Rate-based borrowings, were $1.9 million at an average interest rate of 5.6% for the period from January 3, 2010 to October 2, 2010. Subject to certain terms and conditions, a maximum of $25.0 million of the Credit Facility may be used for letters of credit. As of October 2, 2010, we have effectively reserved capacity under the Revolving Credit Facility in the amount of $16.2 million relating to standby and documentary letters of credit outstanding. These letters of credit are primarily provided to certain administrative service providers. None of these letters of credit had been drawn on at October 2, 2010. As a result of the Amendment and the previously discussed 2010 Revolver Conversion, availability under the Revolving Credit Facility matures in two tranches: $5.0 million (Tranche 1) on November 22, 2010 and $40.0 million (Tranche 2) on November 22, 2013, unless the Tranche 1 Term Loan exceeds $10.0 million on August 24, 2012. If that condition is met, then the Tranche 2 Revolver matures on August 24, 2012.
As of October 2, 2010, we also had other outstanding letters of credit in the amount of $0.6 million, primarily provided to certain raw material vendors. None of these letters of credit had been drawn on at October 2, 2010.
We have also incurred third-party debt in fiscal years 2008 and 2009 to finance the recent installation of our new spunmelt lines in Argentina and in Mexico. As of October 2, 2010, this debt is comprised of long-term facilities of $38.0 million, for which we began to make principal and interest payments in the third quarter of fiscal 2008 with the loans maturing in 2012 through 2016. Current maturities of this debt amount to approximately $8.5 million. Additionally, our operations in Argentina entered into multiple short-term credit facilities intended to finance working capital requirements. Outstanding indebtedness under these facilities was $6.9 million at October 2, 2010, which facilities mature at various dates through February 2011 and are shown in Short-term borrowings in our Consolidated Balance Sheets included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

As more fully described in Note 9 “Debt” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in the third quarter 2010, our subsidiary in Suzhou, China entered into a three year U.S. dollar denominated construction loan arrangement (the “Suzhou Credit Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the Suzhou Credit Facility, excluding any interest added to principal, amounts to $20.0 million, of which the Company is required to make an initial draw-down by December 31, 2010 and the remaining amount by December 31, 2011. Should the Company not draw-down the funds in the required time period, then the lender shall have a right to cancel the loan in whole or part. The three-year term of the agreement begins with the date of the first draw-down on the facility. The Company was not required to pledge any security for the benefit of the Suzhou Credit Facility. The interest rate applicable to borrowings under the Suzhou Credit Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. The Company is obligated to repay $5.0 million of the principal balance in the fourth quarter of 2012, with the remaining $15 million to be repaid in the fourth quarter 2013. As of October 2, 2010, the Company had not yet incurred any indebtedness under the Suzhou Credit Facility. The Company anticipates that it will draw-down the full $20 million under the Suzhou Credit Facility by the end of first quarter 2011.
We have entered into factoring agreements to sell, without recourse, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions. In compliance with the terms of the Credit Facility, we have a factoring agreement related to the sale of U.S. company-based receivables, with a maximum amount of outstanding advances at any one time of $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the Credit Facility, we are also permitted to factor non-U.S. company-based receivables up to a maximum of $20.0 million. We have executed factoring agreements for receivables associated with our Mexican and Spanish business operations and have factored receivables under those agreements. The sale of these receivables accelerated the collection of our cash, reduced credit exposure and lowered our net borrowing costs. The gross amount of trade receivables factored, and, therefore, excluded from our accounts receivable, was $45.1 million and $35.1 million as of October 2, 2010 and January 2, 2010, respectively.
During the second quarter of fiscal 2009, we concluded that it was appropriate to report Fabpro as a discontinued operation. The cash flows from Fabpro are included primarily in the operating activities portion of our Statements of Cash Flows. Investing and financing activities of Fabpro were not significant during fiscal 2009. We do not expect the absence of the cash flows generated by Fabpro to have a significant impact on our future liquidity and capital resources. On September 1, 2009, we completed the sale of Fabpro and received net proceeds from the sale of approximately $32.9 million. Of such net proceeds, $31.6 million was been applied to reduce amounts outstanding under the Term Loan.
As discussed in Note 18, “Commitments and Contingencies” to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, we have committed capital projects, including the installment of a new spunmelt line at our facility in Suzhou, China and the construction of the building and ancillary equipment associated with the installment of a new spunmelt line at our facility in Waynesboro, Virginia. We entered into a construction and lease agreement with Gossamer Holdings, LLC associated with the spunmelt line in Waynesboro, as described above. Total remaining payments with respect to major capital expansion projects as of October 2, 2010 totaled approximately $68.2 million, which are expected to be substantially expended through the second quarter of fiscal 2012.
On May 26, 2010, we signed an equity transfer agreement to purchase the remaining 20% stake in Nanhai Nonwoven Company Limited from our minority partner. The signing of the equity transfer agreement provides for the purchase of the remaining 20% minority interest that we do not own for a purchase price of approximately $7.3 million. The agreement is subject to further government approvals and receipt of a new business license. The transaction is expected to be completed in the fourth quarter of fiscal 2010.
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

Effect of Inflation
Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was not significant during the first nine months of fiscal 2010 and fiscal 2009. However, we continue to be impacted by variability in raw material costs. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of Part I to this Quarterly Report on Form 10-Q.
New Accounting Standards
In June 2009, the FASB issued authoritative guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIEs economic performance and share in the significant risks and rewards of the entity. The new guidance on VIEs requires companies to continually reassess VIEs to determine if they are required to apply the new criteria, as prescribed by ASC 810, to determine the accounting and reporting requirements related to VIEs. In December 2009, the FASB issued ASU, 2009-17, “Amendments to Accounting for Variable Interest Entities” (“ASU 2009-17”), to amend ASC 810 to clarify how enterprises should account for and disclose their involvement with VIE’s. The adoption of the revised accounting guidance for VIEs did not have a significant effect on our consolidated financial statements. See Note 4 “Acquisitions” in Item 1 of Part I to this Quarterly Report on Form 10-Q for additional information.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, to amend certain guidance in ASC 605, “Revenue Recognition” (“ASC 605”), specifically as related to “Multiple-Element Arrangements” (“ASC 605-25”). The amended guidance in ASC 605-25: (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We prospectively applied the amended guidance in ASC 605-25 beginning January 3, 2010. The adoption of the amendments to ASC 605-25 did not have a significant effect on our consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” This guidance clarifies and requires new disclosures about fair value measurements. We adopted the clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, in the first quarter of fiscal 2010. Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” reflects the amended disclosure requirements. Additionally, the new guidance also requires that purchases, sales, issuance, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the “disaggregation guidance”). The disaggregation guidance will be effective beginning with interim periods in fiscal year 2011. Since this guidance only amends the disclosure requirements, we do not anticipate that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance enhances the disclosure requirements about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financing receivables include, but are not limited to, loans, trade accounts receivable, notes receivables and other receivables, including factoring receivables. The amended guidance is effective for activities during the reporting period beginning in our fiscal 2011. We expect the amended guidance to impact our future period disclosures, but to otherwise not have a significant effect on our consolidated financial statements.
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
Accounts receivable and concentration of credit risks: Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers’ financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash flows, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At October 2, 2010, a reserve of $8.3 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.
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
For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of October 2, 2010, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring in the more mature markets of the U.S., Europe and Canada, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.
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
Long-Term Debt and Interest Rate Market Risk
Our long-term borrowings under the Credit Facility are variable interest rate debt, primarily subject to a 2.5% LIBOR floor. As such, to the extent not protected by interest rate hedge agreements, our interest expense will increase as LIBOR rates rise above 2.5% and decrease as LIBOR rates fall to 2.5%. It is our policy to enter into interest rate derivative transactions only to meet our stated overall objective. We do not enter into these transactions for speculative purposes. To that end, as further described in Note 9 “Debt” and Note 13 “Derivatives and Other Financial Instruments and Hedging Activities” to our unaudited interim consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in February 2009, prior to amending our credit facility and establishing the LIBOR floor of 2.5%, we entered into the Interest Rate Swap, which was effective June 30, 2009 and matures on June 30, 2011 and, originally, effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.
However, as of September 17, 2009, in conjunction with the Amendment we concluded that 92% of the notional amount of the Interest Rate Swap no longer meets the criteria for cash flow hedge accounting, primarily due to the institution of a LIBOR floor applicable to extended portions of the Credit Facility. As a result, to the extent that LIBOR rates decline we are exposed to interest rate risk associated with approximately $221.3 million of the notional amount of the Interest Rate Swap. The Interest Rate Swap agreement is more fully described in Note 13, “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
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
The estimated fair value of our long-term debt, including current portion, at October 2, 2010 was approximately $323.4 million.
Foreign Currency Exchange Rate Risk
We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During the first nine months of 2010, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on operating income, with a lesser effect on sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We have not historically hedged our exposure to transactional foreign currency risk. However, we periodically review our hedge strategy with respect to our U.S. dollar exposure on certain foreign currency based obligations such as firm commitments related to certain capital expenditure projects. In addition, in most foreign operations, there is a partial natural currency hedge as a portion of our revenues in foreign jurisdictions are denominated in U.S. dollars as well as local currencies in that jurisdiction, which are somewhat matched by the cost of certain raw materials in U.S. dollars while most conversion costs are incurred in such local currencies. Furthermore, in certain circumstances, we have utilized insurance programs to mitigate our currency risk exposure associated with the potential inconvertibility of local currency into U.S. dollars (or other hard currency) and to transfer such hard currency out of the foreign countries where certain of our foreign businesses are domiciled.
In addition, on February 8, 2010 we entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution that provided for a floor and ceiling price (collar) for changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment associated with the new spunmelt equipment to be installed in Suzhou, China. The objective of the combination 2010 FX Forward Contracts is to hedge the changes in fair value of the firm commitment related to the agreement to purchase the equipment. In August 2010, we executed an amendment to underlying equipment purchase contract associated with the new spunmelt equipment which resulted in a €0.7 million reduction of one of the scheduled payments. Accordingly, we modified the notional amounts of the foreign exchange contracts which coincided with the date of the amended payment to maintain the synchronization of the foreign exchange forward contracts with the underlying contract payments, as amended. As a result, the foreign exchange forward contracts remain highly effective. The revised notional amount of €24.9 million results in a U.S. dollar equivalent range of $33.6 million to $35.1 million.
See Note 13, “Derivatives and Other Financial Instruments and Hedging Activities” and Note 14 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities to our consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q for further discussion of the 2010 FX Forward Contracts.
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
We have not historically hedged our exposure to raw material increases with synthetic financial instruments. However, we have certain customer contracts with price adjustment provisions which provide for index-based pass-through of changes in the underlying raw material costs, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of sales have increased from 45.8% in the nine months ended October 3, 2009 to 53.2% in the nine months ended October 2, 2010. On a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.5 million, on an annualized basis based on current purchase volumes, in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I to this Quarterly Report on Form 10-Q.

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
Under the direction of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in the Company’s internal control over financial reporting described below. Notwithstanding the existence of these material weaknesses, the Company’s management believes that the consolidated financial statements and other financial information included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of, and for, the periods presented.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the third quarter of fiscal 2009, management identified a material weakness in the Company’s internal control over financial reporting associated with processes related to the preparation and adjustment of the Company’s income tax accounts. During the third and fourth quarters of fiscal 2009, management (i) increased the Company’s personnel within the global tax function, (ii) conducted training regarding accounting for income taxes for global finance and tax personnel, and (iii) made modifications to documentation used to prepare and reconcile income tax balances. During the first and second quarters of fiscal 2010, management continued its assessment of the remediation efforts and determined that additional steps were necessary to fully remediate the material weakness. In addition to the enhancements management made to its internal preparation and review processes, in the third quarter of fiscal 2010, management engaged independent third party tax advisors to augment the Company’s controls processes related to the preparation and adjustment of the Company’s income tax accounts. Although management believes that its remediation efforts have improved its internal controls over financial reporting associated with income tax accounting, management continues to assess such enhancements to the internal controls over financial reporting for income tax accounting and requires additional time to determine that they are both effectively designed and operating. Based on this continuing assessment, management has concluded that the Company’s internal control over financial reporting associated with income tax accounting was not yet effective as of October 2, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other than as described above, there were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not currently a party or subject to any pending legal proceedings other than ordinary routine litigation incidental to our business and the announced Merger (see “Recent Developments - Proposed Merger” included in Item 2 of Part I to this Quarterly Report on Form 10-Q), none of which are currently deemed material.

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

Polymer Group, Inc.
Date: November 11, 2010	By:	/s/ Veronica M. Hagen
Veronica M. Hagen
Chief Executive Officer

Date: November 11, 2010	By:	/s/ Dennis E. Norman
Dennis E. Norman
Chief Financial Officer (Principal Financial Officer)