Form 10-K
period 2011-12-31
POLYMER GROUP INC
filed 2012-03-30
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 1-14330

POLYMER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9335 Harris Corners Parkway, Suite 300 Charlotte, North Carolina (Address of principal executive offices)	28269 (Zip Code)

Registrant’s telephone number, including area code: (704) 697-5100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Effective January 28, 2011, the registrant was acquired by Scorpio Acquisition Corporation. There is no public trading in the registrant’s common stock and the aggregate market value of voting common stock held by non-affiliates of the registrant is zero.

As of March 23, 2012, there were 1,000 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference

None

POLYMER GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

INDEX

IMPORTANT INFORMATION REGARDING THIS FORM 10-K		3

PART I

Item 1.	Business	5

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	20

Item 3.	Legal Proceedings	20

Item 4.	Mine Safety Disclosures	21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 8.	Financial Statements and Supplementary Data	61

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	135

Item 9A.	Controls and Procedures	135

Item 9B.	Other Information	135

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	136

Item 11.	Executive Compensation	138

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	157

Item 13.	Certain Relationships and Related Transactions, and Director Independence	159

Item 14.	Principal Accountant Fees and Services	161

PART IV

Item 15.	Exhibits and Financial Statement Schedules	162

	Signatures	166

	Supplemental Information to be Furnished With Report Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	166

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

The terms “Polymer Group,” “Company,” “we,” “us,” and “our” as used in this Form 10-K refer to Polymer Group, Inc. and its subsidiaries. The term “Parent” as used within this Form 10-K refers to Scorpio Acquisition Corporation. The term “Holdings” as used within this Form 10-K refers to Scorpio Holdings Corporation.

Safe Harbor-Forward-Looking Statements

From time to time, we may publish forward-looking statements relative to matters, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plans,” “predict,” “project,” “schedule,” “seeks,” “should,” “target” or other words that convey the uncertainty of future events or outcomes.

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

The risks described in Item 1A. “Risk Factors” in this Form 10-K are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that these events will occur or that our results will be as anticipated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

•

general economic factors including, but not limited to, changes in interest rates, foreign currency translation rates, consumer confidence, trends in disposable income, changes in consumer demand for goods produced, and cyclical or other downturns;

•	cost and availability of raw materials, labor and natural and other resources, and our ability to pass raw material cost increases along to customers;

•	changes to selling prices to customers which are based, by contract, on an underlying raw material index;

•	substantial debt levels and potential inability to maintain sufficient liquidity to finance our operations and make necessary capital expenditures;

•	ability to meet existing debt covenants or obtain necessary waivers;

•	achievement of objectives for strategic acquisitions and dispositions;

•	ability to achieve successful or timely start-up of new or modified production lines;

•	reliance on major customers and suppliers;

•	domestic and foreign competition;

•	information and technological advances;

•	risks related to operations in foreign jurisdictions; and

•	changes in environmental laws and regulations, including climate change-related legislation and regulation.

Market, Ranking and Other Industry Data

The data included in this Annual Report regarding the markets and the industry in which we operate, including the size of certain markets and our position and the position of our competitors within these markets, are based on reports of government agencies, independent industry sources and our own estimates relying on our management’s knowledge and experience in the markets in which we operate. Our management’s knowledge and experience, in turn, are based on information obtained from our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Annual Report. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties.

Although we believe market, ranking and other industry data included in this Annual Report is generally reliable, it is inherently imprecise. While we are not aware of any misstatements regarding the industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors” in this Annual Report.

Trademarks

This Annual Report contains some of our trademarks, trade names and service marks, including the following: APEX, Chix, PGI, Polymer Group, Inc., and Spinlace. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been licensed by a third party to use. All other trademarks, trade names or service marks of any other organization appearing in this Annual Report belong to their respective owners.

Basis of Presentation

Acquisition

On October 4, 2010, Polymer Group, Scorpio Merger Sub Corporation (“Merger Sub”), Parent and Matlin Patterson Global Opportunities Partners L.P. entered into an Agreement and Plan of Merger (the “Merger Agreement”). On January 28, 2011, Merger Sub merged with and into Polymer Group (the “Merger”), with Polymer Group being the surviving corporation following the Merger. As a result of the Merger, certain private investment funds affiliated with the Blackstone Group (our “Sponsor”), along with co-investors, and certain members of the Company’s management (the “Management Participants”) collectively referred to in this Annual Report on Form 10-K as the “Investor Group”, through the ownership of Holdings, beneficially owns all of the issued and outstanding capital stock of Polymer Group. As a result, Polymer Group became a privately-held company. A portion of the aggregate merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the personal holding company (“PHC”) rules of the Internal Revenue Code of 1986, as amended (the “Code”), to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger. As more fully described in “— Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”, we received a favorable ruling from the Internal Revenue Service (the “IRS”) associated with the PHC issue in December 2011, and the parties agreed prior to the end of fiscal 2011 to allow for the release of the escrow fund, net of certain expenses.

Blackstone and the Management Participants invested $259.9 million in equity (including management rollover) in Holdings and Management Participants received options to acquire shares of Holdings. The Merger, the equity investment by the Investor Group, the offering of the $560 million 7.75% senior secured notes, due 2019 (the “Notes”), the entering into the ABL Facility (as defined in “— Management’s Discussion and Analysis of Financial Condition and Results of

Operation — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”), the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Annual Report on Form 10-K as the “Transactions.”

As more fully described in Note 4 “Acquisitions” to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, the Acquisition is being accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Accordingly, our accounting for the Merger requires that the purchase accounting treatment of the Merger be “pushed down”, resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date of January 28, 2011. Although we continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old reporting entity and the creation of a new reporting entity. Accordingly, the two entities are not presented on a consistent basis of accounting. As a result, our consolidated financial statements for 2011 are presented for the period from January 29, 2011 through December 31, 2011 and for the new reporting entity succeeding the Merger (the “Successor”), and for the period from January 2, 2011 through January 28, 2011 and for the old reporting entity preceding the Merger (the “Predecessor”).

The allocation of purchase price to the assets and liabilities as of January 28, 2011 has been determined by management with the assistance of outside valuation experts. Our outside valuation experts measured the fair value of our inventories, property, plant and equipment and intangible assets. Prior to fourth quarter 2011, we were utilizing a preliminary valuation analysis prepared by our outside valuation experts. As more fully described in Note 4 “Acquisitions” and Note 22 “Quarterly Results of Operations (Unaudited) to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K, our outside valuation experts final assessment differed materially from their preliminary analysis. Accordingly, we have retroactively adjusted purchase accounting to the date of acquisition.

Fiscal Year-End

Our fiscal year ends on the Saturday nearest to December 31st. Fiscal 2011 ended December 31, 2011 and included the results of operations for a fifty-two week period. Fiscal 2010 ended January 1, 2011 and included the results of operations for a fifty-two week period. Fiscal 2009 ended January 2, 2010 and included the results of operations for a fifty-two week period. References herein to “2011,” “2010,” and “2009” generally refer to fiscal 2011, fiscal 2010 and fiscal 2009, respectively, unless the context indicates otherwise.

Additional Information

Our website is located at www.polymergroupinc.com. Through the website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, medical, wipes and industrial applications. Hygiene applications include baby diapers, feminine hygiene products and adult incontinence products; medical applications include surgical gowns and drapes; wiping applications include household, personal care and commercial cleaning wipes; and industrial applications include filtration, house wrap and furniture and bedding.

Based on available market information, we estimate that annual sales in the nonwovens market are estimated to exceed $25.0 billion. We believe we are the third-largest merchant manufacturer of nonwovens in the world and the leading merchant supplier of nonwovens for disposable applications. We believe we are the largest or second-largest supplier of nonwovens for disposable applications in most of the regional markets where we operate, in each case as measured by revenue. We believe that disposable applications are less cyclical than other applications.

We have one of the largest global platforms in our industry, with 13 manufacturing and converting facilities in nine countries throughout the world, including a significant presence in emerging markets like Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry.

We have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. In the past three years, we have invested in several capacity expansion projects, installing three state-of-the-art spunmelt lines to support strong volume growth in our core applications and markets. At the end of fiscal 2009, we completed the initial phase of our acquisition of assets from Tesalca-Texnovo, the only spunmelt manufacturer in Spain, making us a meaningful supplier of nonwovens for hygiene applications in Europe. We completed the final phase of this acquisition in conjunction with the closing of the Transactions. We have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets, including several plant rationalization projects to exit certain low-margin legacy operations. In the first half of 2010, we completed the last of our planned plant consolidation initiatives. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nameplate nonwovens capacity will utilize spunmelt technology (up from approximately 55% in 2005). As discussed in further detail below, we believe that spunmelt technology is the fastest growing manufacturing technology for disposable applications. Our management team believes our remaining non-spunmelt assets (approximately 21% of capacity) will continue serving applications with specific product attributes, such as product strength or softness.

In 2011, we generated net sales of $1,187.5 million. Our sales are geographically diversified, with 30% generated in United States, 27% in Europe, 26% in Latin America, 12% in Asia and 5% in Canada for the same period.

Industry Overview

We compete primarily in the global nonwovens market. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.

Nonwoven fabrics provide specific product attributes, such as absorbency, liquid repellency, resilience, stretch, softness, strength, flame retardancy, washability, cushioning, filtering, bacterial barrier and sterility, that differentiate them from alternative materials. They are used in a wide range of consumer and industrial applications, including hygiene products, apparel, home furnishings, healthcare and surgical fabrics, construction, filtration, engineering and wipes. They may be limited-life, disposable fabric or very durable fabric.

Principal technologies utilized in the industry today include:

•	Spunmelt technology uses thermoplastic polymers that are melt-spun to manufacture continuous-filament fabrics.

•

Carded technologies (chemical, thermal and spunlace) involve fibers laid on a conveyor belt, teased apart and consolidated into a web and then bonded with chemical adhesive, heat or high pressure water, respectively.

•	Air-laid technology uses high-velocity air to condense fibers.

•	Wet-laid technology drains fibers through a wire screen similar to papermaking.

We believe spunmelt technology is the fastest-growing manufacturing technology for disposable applications, due to its ability to cost-effectively provide nonwovens with product characteristics including barrier properties, strength, softness and other attributes for disposable applications.

Based on available market information, we estimate that annual sales in the nonwovens market are estimated to exceed $25.0 billion. Management estimates, based on various internal and external market data, that the compound annual growth rate (“CAGR”) of nonwoven global volume demand increased 6% to 7% from 2005 to 2010. Aggregate global nonwoven volume demand is expected to experience a 7% to 9% CAGR from 2010 to 2015; however, the market value of sales of nonwovens is expected to experience approximately 6.5% to 8.5% CAGR during the same period, reflecting a shift to lower cost products, like spunmelt technologies.

Over 50% of our volume is sold to customers who use the nonwoven product for hygiene applications. Total global demand for hygiene applications is estimated to grow approximately 5% to 8% CAGR from 2010 to 2015, representing growth of approximately 1% to 2% in the developed regions (North America, Europe and Japan) and slightly higher growth rates in the developing regions (Asia, Latin America) at 6% to 10% CAGR over the same time period. The strong growth expected in developing countries is driven by increased penetration of disposable products resulting from increasing disposable income in these regions. In China, we expect strong demand growth in hygiene applications as well as medical applications, driven by continued investment by customers in converting capacity within the region. While developing economies present higher growth potential in diapers and feminine hygiene, a shift in demographics is expected to drive growth for adult incontinence products in developed economies. However, we have observed that the U.S. and Europe market demand for baby diapers has declined and continues to trend downward, which has negatively impacted projected demand growth in future periods. Demand for nonwovens in medical applications is expected to be driven by increasing sanitary standards, increasing penetration rates for disposable nonwovens in Europe, which currently lags the U.S., and the substitution of nonwoven products for traditional cloth drapes and apparel. Demand in industrial applications was negatively impacted during the recent economic downturn, but has since stabilized and grown modestly in most markets from 2009 to 2011. Demand for nonwovens in industrial applications going forward is expected to be driven by larger trends in economic growth, the development of new applications, increased performance standards, and the substitution of nonwoven products for traditional cloth and apparel.

We have several competitors in the markets that we serve (see “Business — Competition”, below, for further details) that have announced or installed additional capacity in excess of what we believe to be current market demand in certain regions, such as the U.S., Europe and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short-term to mid-term excess supply can create unfavorable market dynamics, including downward pressure on selling prices.

Segment Overview

We operate in five segments: U.S. Nonwovens, Europe Nonwovens, Latin America Nonwovens, Asia Nonwovens (collectively, the “Nonwovens Segments”) and Oriented Polymers. These segments represented approximately 29.6%, 27.2%, 25.9%, 12.2% and 5.1% of our net sales, respectively, for 2011. Our Nonwovens Segments generated substantially all of our operating income over the same period.

Nonwovens Segments

The Nonwovens Segments develop and sell products that are critical substrates and components used in various consumer and industrial products, including hygiene, medical, wipes, and industrial applications. Our products are used in hygiene applications such as baby diapers, feminine hygiene products and adult incontinence products; medical applications including surgical gowns and drapes; household and commercial wipes; and various durable industrial applications including filtration, house wrap and furniture and bedding. Our key customers include global and regional manufacturers such as Procter & Gamble (diapers, feminine sanitary protection, household wipes), which represented 16% of our fiscal 2011 sales, Kimberly-Clark (diapers, surgical drapes, face masks) and Cardinal Health (surgical drapes, medical accessories).

Nonwovens are fabric-like materials constructed from plastic resins, primarily polypropylene and various types of natural and man-made fibers, and can be created through several different manufacturing techniques. The predominant and fastest-growing manufacturing technology for disposable applications is the spunmelt manufacturing process which uses large, high-volume equipment to manufacture large rolls of nonwoven fabrics. In addition to spunmelt, there are several other manufacturing processes, including carded, air-laid, and wet-laid. We use both spunmelt and other manufacturing technologies, but have invested significant capital over the last five years to construct several new state-of-the-art spunmelt lines and to restructure several legacy operations.

Nonwovens applications are categorized as either disposable or durable. We primarily supply nonwovens to customers that manufacture disposable products, which account for approximately 79% of our total nonwoven sales. Disposable products include diapers and other personal care products, medical gowns and drapes, and cleaning wipes, among others. We believe that disposable products are less cyclical than durable products and will have higher growth rates in the future, driven primarily by the increasing adoption of these products in developing economies due to rising per capita income and population growth. We add value to our products through our printing, laminating, and small roll converting capabilities and, in limited instances, convert product ourselves for sale directly to the end consumer.

Hygiene Applications

For hygiene applications, our substrates are critical components providing superior absorbency, barrier properties, strength, fit, and softness in baby diapers, feminine hygiene products, adult incontinence products, and training pants. Our broad product offering provides customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, and absorbent pads for incontinence guard, panty shield, and absorbent core applications. We frequently partner with select, industry-leading manufacturers to jointly develop innovative products to meet changing consumer demands. As a global nonwovens provider, we are differentiated by our ability to serve global manufacturers while providing substrate consistency across geographical regions.

Medical Applications

Our medical products are high-performance materials that are used in disposable surgical packs, surgical gowns and drapes, face masks, shoe covers and wound care sponges and dressings. Our nonwovens feature characteristics and properties which address barrier performance, breathability, strength and softness. We believe that we are the leading global supplier of nonwoven medical fabrics. Our customers’ medical end products are predominantly manufactured in lower labor cost countries, such as China, for export to Western markets. Our high-quality finished fabric manufacturing capabilities in China, located strategically near the manufacturing and converting operations of our customers, combined with our global position, provide a competitive advantage in serving these customers.

Wipes Applications

We produce nonwoven products for consumer wipes applications, which include personal care and facial wipes, baby wipes, and household cleaning wipes. We also directly market a line of wipes under our Chix brand to industrial, foodservice, and janitorial customers. Wipes producers rely on nonwovens to provide key features, such as abrasiveness and liquid dispensability, which enable product performance to meet customer demands. For example, our proprietary APEX technology enables us to impart three-dimensional images on nonwovens, which enhance performance by creating ridges for dust collection and increase abrasiveness, as well as improve branding and customer appeal.

Industrial Applications

Our nonwovens serve a diverse collection of industrial end product applications which include filtration, cable wrap, house wrap, furniture and bedding, and landscape and agricultural applications. We focus on applications where our technological capabilities enable us to effectively serve customers who place significant value on highly engineered and tailored materials.

Oriented Polymers Segment

The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products and agriculture. We sold our Difco business in the second quarter of 2011 and our FabPro business in the third quarter of 2009. We are currently evaluating various strategic alternatives for the Fabrene business, the remaining business for this reportable segment.

Portfolio Repositioning

Over the past several years, we have taken a number of actions to refocus our global footprint and optimize operations around our strategic focus on disposable applications and high-growth markets. We have invested in several capacity expansion projects, installing a number of new state-of-the-art spunmelt lines to support strong volume growth in these applications and markets. Simultaneously, we have executed several plant rationalization projects to exit certain low-margin legacy operations. In the first half of 2010, we completed the last of our planned plant consolidation initiatives. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our global nonwovens nameplate capacity will utilize spunmelt technology (up from approximately 55% in 2005). Our management team believes our remaining non-spunmelt assets utilizing carded and Spinlace technology (approximately 17% and 4% of our nonwovens capacity, respectively) will continue serving applications where they are advantaged in producing certain desired product attributes, such as product strength or softness. We have historically experienced significant growth from our core applications and markets served primarily by spunmelt capacity, which has been offset by declining profitability generated from legacy applications and assets. With our portfolio repositioning substantially complete, we expect to realize greater growth in the future as growth from our core operations is not expected to be offset by the same level of declines in our legacy operations, which now constitute a small percentage of our overall profitability.

Capacity Expansion Programs

We have completed three capacity expansions in the past three years, including two new spunmelt lines in the high-growth regions of Latin America and Asia, to address growing demand for hygiene and medical products. Aggregate capital expenditures during the three-year period ended December 31, 2011, totaled approximately $155.6 million. Of the $155.6 million, approximately $121.3 million was for three fully commercialized spunmelt lines, as follows:

•

In October 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in medical and hygiene applications in the U.S.;

•

In the third quarter of fiscal 2011, our state-of-the-art spunmelt medical line in Suzhou, China commenced commercial production (the “New Suzhou Medical Line”). The plant expansion increased capacity to meet demand for nonwoven materials in medical applications in China; and

•

In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in medical and hygiene applications in the U.S. and Mexico.

Of the remaining $34.3 million in capital expenditures over the past three years, $11.6 million has been expended to upgrade one of Spain’s spunmelt manufacturing lines for the production of fine fiber nonwovens materials; and $6.4 million has been expended on the New China Hygiene Line (defined and discussed below). Further, we anticipate that we will incur future capital expenditures of approximately $4.4 million associated with the New Suzhou Medical Line.

To capitalize on continued demand growth for our products in China, in fiscal 2011, we entered into a firm purchase commitment to acquire a spunmelt line (the “New China Hygiene Line”) to be installed in Suzhou China, which will manufacture nonwoven products primarily for the hygiene market. As of December 31, 2011, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $62.2 million, which includes $40.2 million for the remaining payments associated with the acquisition of the new spunmelt line.

Capacity Rationalization

While investing in several new state-of-the-art lines in high-growth regions (as described above), we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. We discontinued operations at five plants over the past five years, in addition to divesting our non-core FabPro and Difco businesses within our Oriented Polymers segment in 2009 and 2011. In the first half of 2010, we completed our planned restructuring initiatives with the consolidation of the North Little Rock, Arkansas facility into our Benson, North Carolina plant. Our strategy with respect to the consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base.

Acquisitions and Divestitures

China Noncontrolling Interest Acquisition. In the first quarter of 2011, we completed the acquisition of the 20% noncontrolling ownership interest in our Chinese subsidiary, Nanhai Nanxin, for $7.2 million. This transaction is consistent with our strategy to grow our nonwovens business in Asia.

Spain Business Acquisition. In December 2009, we completed the initial phase of the acquisition of certain assets and operations of the nonwovens business of Tesalca-Texnovo (the “Spain Business Acquisition”), the only spunmelt manufacturer in Spain, making us a meaningful supplier of nonwovens for hygiene applications in Europe. Consideration for the acquired assets in the initial phase of the Spain Business Acquisition consisted of approximately 1.049 million shares of the Company’s Class A common stock (“Issued Securities”), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million. We completed the final phase of the Spain Business Acquisition on January 28, 2011, which included repayment of approximately $34.8 million of outstanding debt of Tesalca-Texnovo and issuance of 393,675 new shares of our common stock to Tesalca-Texnovo owners, in conjunction with the closing of the Transactions. We manufacture spunmelt nonwoven products with six production lines in Spain, specializing in the hygiene sector, including feminine hygiene, diapers and adult incontinence products.

Argentina Noncontrolling Interest Acquisition. In the fourth quarter of 2009, we completed the acquisition of the remaining 40% noncontrolling ownership interest in our Argentina business for $4 million. This transaction is consistent with our strategy to grow our leading position in nonwovens in Latin America.

Difco Divestiture. In the second quarter of 2011, we sold the working capital and certain assets of our non-core Difco business within our Oriented Polymers segment for approximately $9 million. In the third quarter of 2011, we sold the remaining Difco assets for approximately $1.8 million. This sale enabled us to further focus on our nonwovens business.

FabPro Divestiture. In the third quarter of 2009, we sold our non-core FabPro business within our Oriented Polymers segment for approximately $35 million. This sale enabled us to further focus on our nonwovens business.

Competition

Our primary competitors in our nonwoven product applications include Ahlstrom Corporation, Avgol Industries Ltd., Companhia Providencia Industria e Comercio, E.I. du Pont de Nemours & Co., Fiberweb plc, First Quality Enterprises, Inc., Fitesa, Toray Saehan, Inc. and Mitsui Chemicals, Inc., among others. Our primary competitor in oriented polymers segment is Intertape Polymer Group Inc. Generally, product innovation and performance, product quality, service, distribution and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

Raw Materials

The primary raw materials used to manufacture most of our products are polypropylene resin, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. These raw materials are available from multiple sources and we purchase such materials from a variety of global suppliers. In certain regions of the world, we may source certain raw materials from a limited number of suppliers or on a sole-source basis. In addition, to the extent that we cannot procure our raw material requirements from a local country supplier, we will import raw materials from outside refiners.

We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other suppliers with whom we conduct business would be able to fulfill our long-term requirements. However, the loss of certain of our suppliers or the delay in the import of raw materials could, in the short-term, adversely affect our business until alternative supply arrangements are secured and the respective suppliers were qualified with our customers, or when importation delays of raw material are resolved. We have not historically experienced, and do not expect, any significant disruptions in the long-term supply of raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk — Raw Material and Commodity Risks” and “Risk Factors — Risks Related to our Business.”

Environmental Regulations

We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Various environmental requirements are applicable to us, including laws relating to air emissions, wastewater discharges, the handling, disposal and release of solid and hazardous substances and wastes and remediation of soil, surface and groundwater contamination. We believe we are in substantial compliance with current applicable environmental requirements and do not currently anticipate any material adverse effect on our operations, financial or competitive position as a result of our efforts to comply with environmental requirements. However, some risk of environmental liability is inherent due to the nature of our business and, accordingly, there can be no assurance that material environmental liabilities will not arise.

We are also subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), that may impose liability retroactively and without regard to fault for releases or threatened releases of regulated materials at on-site or off-site locations. See “Risk Factors — Risks Related to our Business.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” for further discussion of environmental matters.

Research and Development

Our investment in research and development was approximately $12.4 million, $1.0 million, $11.6 million and $12.0 million during the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Patents and Trademarks

We consider our patents and trademarks to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 600 pending and approved trademark and domain name registrations worldwide and over 400 pending and approved patents worldwide, and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Inventory and Backlogs

Inventories at December 31, 2011 were $103.9 million, a decrease of $1.3 million from inventories at January 1, 2011 of $105.2 million. We had inventory representing approximately 39 days of cost of sales on hand at December 31, 2011 compared to 44 days of cost of sales on hand at January 1, 2011. Unfilled orders as of December 31, 2011 and January 1, 2011 amounted to approximately $108.9 million and $88.4 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of future sales.

Seasonality

Use and consumption of our products in most regions and markets do not fluctuate significantly due to seasonality.

Employees

As of December 31, 2011, the Company had approximately 3,065 employees worldwide. Of this total, approximately 42% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 36% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year.

ITEM 1A.	RISK FACTORS

Set forth below are risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, cash flows or results of operations or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by us.

Bondholders and prospective investors should carefully consider and evaluate all of the risk factors described below. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the Securities and Exchange Commission in the future.

Risks Related To Our Business

Because the specialized markets in which we sell our products are highly competitive, we may have difficulty growing our business year after year and maintaining profit margins.

The markets for our products are highly competitive. The primary competitive factors include product innovation and performance, quality, service, cost, distribution and technical support. In addition, we compete against a number of competitors in each of our markets. Some of these competitors are larger companies that have greater financial, technological, manufacturing and marketing resources than us. A reduction in overall demand, a significant increase in manufacturing market capacity in excess of market demand or increased costs to design and produce our products would likely further increase competition and that increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow from year to year.

We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.

Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the nonwoven and oriented polymer industries. We must also protect the intellectual property rights underlying our new products to realize the full benefits of our efforts. If we fail to continue to develop products for our markets or to keep pace with technological developments by our competitors, we may lose market share in the historically higher margin hygiene and medical markets, which could reduce product sales, lower our profits and impair our financial condition.

The loss of any of our large volume customers could significantly reduce our revenues and profits.

A significant amount of our products are sold to large volume customers. For example, our largest customer is Procter & Gamble, which represented 16% of our sales in 2011. Our 20 largest customers represented 57% of our sales for the same period, and included Cardinal Health, Clorox, Dow, Johnson & Johnson, Kimberly-Clark, Molnlycke, Procter & Gamble, SCA, and other global and regional manufacturers. As a result, a decrease in business from, or the loss of, any large volume customers could materially reduce our product sales, lower our profits and impair our financial condition.

Increases in prices for raw materials and energy could reduce our profit margins.

The primary raw materials used to manufacture most of our products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. In addition, energy related costs are a significant expense for us. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, political unrest and instability in energy-producing nations, and supply and demand considerations. To the extent that we are able to pass along at least a portion of raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. By way of example, as of December 31, 2011, if the price of polypropylene were to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.4 million, on an annualized basis, in our reported pre-tax operating income. There can be no assurance that the prices of raw materials and energy will not increase in the future or that we will be able to pass on any increases to our customers. Material increases in raw material and energy prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition.

Delay in the procurement of raw materials could reduce our revenues and profits.

In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. In addition, to the extent that we cannot procure our raw material requirements from a local country supplier, we will import raw materials from outside refiners. The loss of certain of any of our key suppliers or the delay in the import of raw materials could, in the short-term, adversely affect our business until alternative supply arrangements are secured and the respective suppliers were qualified with our customers, or when importation delays of raw material are resolved. Accordingly, a delay in the procurement of raw materials could reduce product sales, lower our profits and impair our financial condition.

Reductions in our selling prices to customers could reduce our profit margins.

In cases where changes in our selling prices to customers are determined via contract based on changes in an underlying raw material price index, such as the index for polypropylene, and the index decreases, sales would decrease and our operating income would correspondingly decrease if we are not able to obtain corresponding reductions in our raw material costs, which decreases in operating income could be material. Additionally, unfavorable market dynamics could cause us to lower our selling prices without a change in raw material cost. There can be no assurance that the index used in such contracts will not decrease in the future or that we will be able to obtain corresponding reductions in our raw material costs.

In response to changing market conditions, we may decide to restructure certain of our operations, resulting in additional cash restructuring charges and asset impairment charges.

We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and we strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, from time to time in the future, we may decide to undertake certain restructuring efforts to improve our competitive position. To the extent such decisions are made, we could incur cash restructuring charges and asset impairment charges associated with the restructuring, and such charges could be material.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.

Any of our manufacturing facilities, or any of our machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	labor difficulties;

•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	governmental regulations; and

•	other operational problems.

Any such disruption could prevent us from meeting customer orders, reduce our sales or profits and negatively affect our results of operations and financial condition.

For example, in December 2010, a severe rainy season impacted many parts of Colombia and caused us to temporarily cease manufacturing at our Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where our facility is located. We established temporary offices away from the flooded area and worked with our customers to meet their critical needs through the use of our global manufacturing base. At the beginning of the second quarter of 2011, the facility had been fully restored and we had initiated production. The operations at this facility reached full run rates in the third quarter of 2011. During the period that the facility was not operational, we estimate that our profits were negatively impacted by approximately $2.5 million to $3.5 million per month due to overhead costs related to the restoration and lost profit contribution from the facility. The cash costs to restore operations were approximately $13.8 million. The cash outflows were offset by approximately $5.7 million of proceeds from all relevant insurance policies. See Note 24 “Business Interruption and Insurance Recovery” in the notes to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Because a significant number of our employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew our collective bargaining agreements could disrupt our business.

As of December 31, 2011, approximately 42% of our employees are represented by labor unions or trade councils and work under collective bargaining agreements. Approximately 36% of our labor force is covered by collective bargaining agreements that expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could reduce our revenues, increase our costs and result in significant losses.

We generate most of our revenue from the sale of manufactured products that are used in a wide variety of consumer and industrial applications and the potential for product liability exposure could be significant.

We manufacture a wide variety of products that are used in consumer and industrial applications, such as disposable diapers, baby wipes, surgical gowns, wound dressings, carpet backing and industrial packaging. As a result, we may face exposure to product liability claims in the event that the failure of our products results, or is alleged to result, in property damage, bodily injury and/or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall of those products.

The future costs associated with defending product liability claims or responding to product warranty claims could be material and we may experience significant losses in the future as a result. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce our profitability and cash generated from operations.

We rely on a limited number of suppliers to provide significant machinery and components used in our production facilities. A material interruption in supply could prevent or limit our ability to accept and fill orders for our products.

We currently depend upon a limited number of outside unaffiliated suppliers for key machinery and components used in our manufacturing and converting facilities. We cannot produce most of our nonwoven and oriented polyolefin products within the specifications required by our customers without such key machinery and components. If any of our suppliers cease to provide new machinery and components or replacement parts for existing machinery and components in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. To date, we have been able to obtain the required machinery and components to allow us to expand our business and supply products to our customers within their required specifications without any significant delays or interruptions. Obtaining alternative sources of such machinery and components could involve significant delays and other costs, and these supply sources may not be available to us on reasonable terms or at all. In some cases, we expect that it would take several months, or longer, for a new supplier to begin providing machinery and components to specification. Any disruption of machinery and component supplies could result in lost or deferred sales which could adversely affect our business and financial results.

Our international operations pose risks to our business that may not be present with our domestic operations.

Our manufacturing facilities in the United States accounted for approximately 30% of net sales for 2011, with facilities in Europe, Latin America, Canada and Asia accounting for approximately 70% of net sales for the same period. As part of our growth strategy, we may expand operations in foreign countries where we have an existing presence or enter new foreign markets. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk except for risk associated with certain capital spending projects.

We could incur substantial costs to comply with environmental laws, and violations of such laws may increase costs or require us to change certain business practices.

We use and generate a variety of chemicals in our manufacturing operations. As a result, we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges, the handling, storage and release of wastes and hazardous substances and cleanup of contaminated sites. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials that we produce. Widespread adoption of such prohibitions or restrictions could adversely affect demand for our products and thereby have a material adverse effect upon us. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon us. We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect our operations at our manufacturing facilities. We are also subject to laws, such as the CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of regulated materials at on-site or off-site locations.

Additionally, greenhouse gas (“GHG”) emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit GHG emissions have been enacted in the European Union. Numerous bills related to climate change have been introduced in the U.S. Congress, and various states have taken or are considering actions to regulate GHG emissions, which could adversely impact many industries including our suppliers or customers, which may result in higher costs or other impacts to our business. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other GHGs to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more clean energy.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.

Our success depends, in part, on our ability to protect our technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 600 pending and approved trademark and domain name registrations worldwide and over 400 pending and approved patents worldwide, and maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.

The loss of our senior management could disrupt our business.

Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the nonwoven and oriented polyolefin industries. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could restrict our ability to enhance existing products in a timely manner, sell products to our customers or manage the business effectively.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.

We may pursue acquisitions or joint ventures as part of our long-term business strategy. In pursuing these transactions, we may encounter significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on the investment made, or that we experience difficulty in completing such transactions or in the integration of new operations, employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.

We may, as part of our long-term business strategy, evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. When we decide to sell assets or businesses, we may encounter difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of strategic objectives, or we may dispose of a business at a price or on terms which are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations, in which case the decision would have potentially sacrificed enterprise value. Alternatively, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at an acceptable price or sacrifice enterprise value by retaining such business.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record additional asset impairment charges and materially and adversely affect our results of operations.

We had net property, plant and equipment of $493.4 million at December 31, 2011, representing 47% of our total assets. We recorded impairment charges to property, plant and equipment of $0.7 million and $3.4 million for 2010 and 2009, respectively. Restructuring initiatives and changing market conditions can impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record additional asset impairment charges in future periods which could materially and adversely affect our results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2011, we have recorded $147.6 million of goodwill and other intangibles assets, excluding deferred financing costs, associated with the Transactions. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Our business may be adversely affected by economic downturns.

General worldwide economic conditions recently experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, primarily in the industrial sector, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If certain of the markets we serve significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected. Additionally, the downturn in economic conditions has negatively impacted the equity markets. As a result, we may experience changes in the funding positions of our defined benefit plans, which may result in increased funding requirements in the future. These economic factors have also resulted in a tightening in the global credit markets which could impact the ability to renew or extend short-term financing arrangements by us or our customers.

If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may require the restatement of previously published financial information which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

We have identified past accounting errors which resulted in the restatement of previously issued financial statements, including the financial statements for the fiscal years ended January 2, 2010 and January 1, 2011. Such accounting errors resulted from a material weakness and other identified deficiencies in our internal control over financial reporting associated with processes related to (i) the preparation and adjustment of our tax accounts and (ii) intercompany reconciliations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have designed and have implemented extensive remediation programs to address these internal control deficiencies and material weaknesses and to strengthen our internal controls over financial reporting. Management believes that our remediation efforts have been effective with respect to our internal control over financial reporting associated with tax accounting and intercompany reconciliations. The previous material weaknesses in our internal controls associated with tax accounting and intercompany reconciliations have been remediated. Management concluded that our internal controls over financial reporting as of January 1, 2011 are both designed and operating effectively and continued to be effective as of December 31, 2011.

If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, we may fail to prevent or detect material misstatements in our annual or interim financial statements.

In addition, it is possible that control deficiencies could be identified by our management or by our independent registered accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise materially adversely affect our business and financial condition.

Affiliates of the Sponsor own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the Notes in the future.

As a result of the Merger, the Sponsor owns a substantial majority of our capital stock, and the Sponsor designees hold a majority of the seats on our board of directors. As a result, affiliates of the Sponsor will have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests.

For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Notes and the credit agreement governing our ABL Facility will permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

The Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, our total debt is approximately $600.4 million. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Despite our current level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and additional indebtedness incurred in compliance with these restrictions could be substantial.

For example, there is no limit under the indenture governing the Notes or under the credit agreement governing the ABL Facility on the amount of the indebtedness that Polymer Group and its subsidiaries that are guarantors of the Notes can incur if the Fixed Charge Coverage Ratio (as such term is defined in the indenture), determined on a pro forma basis, is at least 2.00 to 1.00. In addition, the indenture and the credit agreement include a number of negotiated exceptions, or “baskets” allowing Polymer Group or any of its restricted subsidiaries to incur specified additional indebtedness. For example, both the indenture and the credit agreement include a basket providing for additional indebtedness up to the greater of $75 million and 5% of Total Assets (as such term is defined in the indenture and the credit agreement). The restrictions contained in the indenture and the credit agreement also will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our ABL Facility provides for unused commitments of $23.8 million (subject to availability under a borrowing base and after giving effect to $10.9 million of outstanding letters of credit) as of December 31, 2011. Furthermore, we may increase our commitments under our ABL Facility without the consent of lenders under our ABL Facility other than those lenders, who, in their discretion, issue a commitment to provide all or a portion of such increase by up to an additional $20.0 million, subject to certain conditions, including debt capacity under the indenture governing the Notes. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described in the previous risk factor would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our ABL Facility and certain of our foreign indebtedness are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default, the holders of our indebtedness, including the Notes and the ABL Facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our ABL Facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our ABL Facility to avoid being in default. If we breach our covenants under our ABL Facility, we would be in default under our ABL Facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The indenture governing the Notes, the credit agreement governing our ABL Facility and the Lease Agreement associated with the new U.S. spunmelt line impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.

The indenture governing the Notes, the credit agreement governing our ABL Facility and the Lease Agreement associated with the new U.S. spunmelt line impose significant operating and financial restrictions on us. These restrictions will limit our ability to, among other things:

•	incur additional indebtedness, issue preferred stock or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase or redeem our capital stock;

•	make certain capital expenditures;

•	make certain loans, investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or engage in mergers, acquisitions and other business combinations;

•	amend or otherwise alter the terms of our indebtedness;

•	alter the business that we conduct;

•	guarantee indebtedness or incur other contingent obligations; and

•	create liens.

In addition, the restrictive covenants in our ABL Facility may require us to maintain a specified financial ratio and satisfy other financial condition tests, under certain conditions. Our ability to comply with those financial ratios and tests can be affected by factors beyond our control.

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants.

We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our existing indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company and its subsidiaries operate the following principal manufacturing plants and facilities, all of which are owned, except as noted. The Company believes that its facilities are generally well-maintained, in good condition and adequate for our current needs.

Location	Principal Function
Nonwovens U.S.
Benson, North Carolina	Manufacturing, Warehousing, Research and Development
Mooresville, North Carolina	Manufacturing, Warehousing, Research and Development
Waynesboro, Virginia	Manufacturing, Warehousing, Research and Development

Nonwovens Europe
Bailleul, France	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration
Cuijk, The Netherlands	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration
Tarragona, Spain	Manufacturing and Warehousing

Nonwovens Latin America
Buenos Aires, Argentina	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration
Cali, Colombia	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration
San Luis Potosi, Mexico	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration

Nonwovens Asia
Nanhai, China (1)	Manufacturing, Sales, Marketing, Warehousing and Administration
Suzhou, China	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration

Oriented Polymers Segment
Portland (Clackamas), Oregon	Manufacturing
North Bay (Ontario), Canada	Manufacturing, Sales, Marketing, Warehousing, Research, Development and Administration

(1)	Represents our previous 80% interest in a joint venture/partnership-type arrangement (our Chinese subsidiary, Nanhai Nanxin) with Nanhai Chemical Fiber Enterprises Co. In first quarter 2011, Nanhai became a wholly-owned business as a result of our completion of our China Noncontrolling Interest Acquisition.

Capacity utilization during 2011 varied by geographic location and manufacturing capabilities. However, most of the facilities operated moderately below capacity.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In our opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Scorpio Acquisition Corporation, which in turn is wholly owned through an intermediary holding company by the Investor Group. Accordingly, presently there is no public trading market for our common stock.

Prior to the Merger, our Class A and Class B Common Stock had been trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbols “POLGA” and “POLGB,” respectively. Trading of our Class A and Class B Common Stock was suspended upon the consummation of the Merger and the registration of our Class A and Class B Common Stock under Section 12 of the Exchange Act was terminated.

We did not pay any dividends during fiscal years 2011 or 2010. We currently intend to retain future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations”.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II to this Annual Report on Form 10-K and our consolidated financial statements and related notes thereto included in Item 8 of Part II to this Annual Report on Form 10-K.

The selected historical consolidated statement of operations data, cash flow data and other financial data presented below for the eleven month period ended December 31, 2011, the one month period ended January 28, 2011 and fiscal years ended January 1, 2011 and January 2, 2010, and the selected consolidated balance sheet data as of December 31, 2011 and January 1, 2011 have been derived from our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. The selected historical consolidated statement of operations data, cash flow data and other financial data presented below for the fiscal year ended January 3, 2009 and the selected consolidated balance sheet data as of January 2, 2010 have been derived from our previously audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data, cash flow data and other financial data presented below for the fiscal year ended December 29, 2007 and the selected consolidated balance sheet data as of January 3, 2009 and December 29, 2007 have been derived from our unaudited consolidated financial statements which are not included herein and have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K.

The fiscal year ended January 3, 2009 included the results of operations for a fifty-three week period. Other fiscal years presented below included fifty-two weeks.

	Successor	Predecessor
	January 29, 2011 through December 31, 2011	January 2, 2011 through January 28, 2011	Fiscal Year Ended
(Dollars in thousands)			January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
						(Unaudited)
Statement of Operations:
Net sales	$1,102,929	$84,606	$1,106,211	$850,605	$1,026,194	$940,455
Cost of goods sold	932,523	68,531	896,319	667,255	856,622	781,695

Gross profit	170,406	16,075	209,892	183,350	169,572	158,760
Selling, general and administrative expenses	134,483	11,564	141,461	113,318	115,474	100,173
Special charges, net	41,345	20,824	17,993	20,763	20,088	46,568
Acquisition and integration expenses	—	—	1,742	1,789	—	—
Other operating loss (income), net	2,634	(564)	(815)	(4,736)	4,960	(1,435)

Operating (loss) income	(8,056)	(15,749)	49,511	52,216	29,050	13,454
Other expense (income):
Interest expense, net	46,409	1,922	31,728	26,712	31,067	29,926
Gain on reacquisition of debt	—	—	—	(2,431)	—	115
Loss on extinguishment of debt	—	—	—	5,088	—	—
Foreign currency and other loss (gain), net	18,636	82	1,454	5,246	526	(381)

(Loss) income before income tax expense and discontinued operations	(73,101)	(17,753)	16,329	17,601	(2,543)	(16,206)
Income tax (benefit) expense	(3,272)	549	4,534	8,578	7,008	10,838

(Loss) income from continuing operations	(69,829)	(18,302)	11,795	9,023	(9,551)	(27,044)
Discontinued operations:
(Loss) income from operations of discontinued business	(5,548)	182	(765)	2,113	8,291	(11,713)
(Loss) gain on sale of discontinued operations, net	(735)	—	—	6,802	—	—

(Loss) income from discontinued operations	(6,283)	182	(765)	8,915	8,291	(11,713)

Net (loss) income	(76,112)	(18,120)	11,030	17,938	(1,260)	(38,757)
Net (income) loss attributable to noncontrolling interests	(59)	(83)	(623)	2,137	5,969	(2,076)

Net (loss) income attributable to Polymer Group, Inc.	$(76,171)	$(18,203)	$10,407	$20,075	$4,709	$(40,833)

Operating and other data:
Cash provided by (used in) operating activities	$24,059	$(25,270)	$63,244	$99,009	$59,458	$38,974
Cash (used in) investing activities	(467,968)	(8,305)	(41,276)	(14,567)	(31,626)	(53,831)
Cash provided by (used in) financing activities	445,168	31,442	(8,086)	(72,651)	(12,860)	12,719
Gross margin	15.5%	19.0%	19.0%	21.6%	16.5%	16.9%
Depreciation and amortization	57,290	3,535	46,353	50,370	52,294	58,699
Capital expenditures	68,428	8,405	45,183	43,477	34,460	60,720

	Successor	Predecessor
	January 29, 2011 through December 31, 2011	January 2, 2011 through January 28, 2011	Fiscal Year Ended
(Dollars in thousands)			January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
						(Unaudited)
Balance sheet data (at end of period):
Cash and cash equivalents and short term investments	$72,742	$70,771	$72,355	$57,894	$45,718	$31,698
Operating working capital (a)	54,567	52,662	53,068	79,215	95,803	100,526
Total assets	1,060,578	819,259	731,977	699,911	702,171	749,739
Long-term debt, less current portion	587,853	359,525	328,170	322,021	392,505	415,514
Noncontrolling interests	—	—	8,916	8,038	10,886	17,101
Total Polymer Group, Inc. shareholders’ equity	187,297	148,187	134,336	116,357	61,753	80,741
Other financial data:
Ratio of earnings to fixed charges (b)	—	—	1.5x	1.6x	—	—

(a)	Operating working capital is defined as accounts receivable plus inventories less trade accounts payable and accrued liabilities.
(b)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges for the fiscal years ended December 29, 2007 by $17.9 million and January 3, 2009 by $2.6 million. Earnings were insufficient to cover fixed charges for the periods from January 2, 2011 through January 28, 2011 and from January 29, 2011 through December 31, 2011 by $17.9 million and $74.8 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, medical, wipes and industrial applications. Hygiene applications include baby diapers, feminine hygiene products and adult incontinence products; medical applications include surgical gowns and drapes; wiping applications include household, personal care and commercial cleaning wipes; and industrial applications include filtration, house wrap and furniture and bedding.

Based on available market information, we estimate that annual sales in the nonwovens market are estimated to exceed $25.0 billion in 2010. We believe we are the third-largest merchant manufacturer of nonwovens in the world, the leading merchant supplier of nonwovens for disposable applications and the largest or second-largest supplier of nonwovens for disposable applications in most of the regional markets where we operate, in each case as measured by revenue. We believe that disposable applications are less cyclical than other applications and will have higher growth rates in the future.

We have one of the largest global platforms in our industry, with 13 manufacturing and converting facilities in nine countries throughout the world, including a significant presence in emerging markets like Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry.

We have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. In the past five years, we have invested in several capacity expansion projects, installing three state-of-the-art spunmelt lines to support strong volume growth in our core applications and markets. At the end of 2009, we completed the initial phase of our acquisition of assets from Tesalca-Texnovo (discussed in further detail below), the only spunmelt manufacturer in Spain, making us a meaningful supplier of nonwovens for hygiene applications in Europe. Simultaneously, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets, including several plant rationalization projects to exit certain low-margin legacy operations. In the first half of 2010, we completed the last of our planned plant consolidation initiatives. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nameplate nonwovens capacity will utilize spunmelt technology (up from approximately 55% in 2005). Our management team believes our remaining non-spunmelt assets utilizing carded and Spinlace technology (approximately 17% and 4% of our nonwovens capacity, respectively) will continue serving applications where they are advantaged in producing certain desired product attributes, such as product strength or softness.

We have several competitors in the markets that we sell products (see “Business — Competition” in Item 1 of Part I to this Annual Report on Form 10-K, for further details) that have announced or installed additional capacity in excess of what we believe to be current market demand in certain regions, such as the U.S., Europe and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short-term to mid-term excess supply can create unfavorable market dynamics, including downward pressure on selling prices. As we look into 2012 and beyond, we may be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter all of the regional markets in which we conduct our business.

We review our business on an ongoing basis in the light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in acquisitions or dispositions of assets or businesses in order to optimize our overall business, performance or competitive position. These restructuring efforts and/or acquisitions or dispositions may be significant. To the extent any such decisions are made, we would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material.

In 2011, we generated net sales of $1,187.5 million. Our sales are geographically diversified, with 30% generated in the United States, 27% in Europe, 26% in Latin America 12% in Asia and 5% in Canada for the same period.

Revenue Drivers

Our net sales are driven principally by the following factors:

•	Volumes sold, which are tied to our available production capacity and customer demand for our products;

•

Prices, which are tied to the quality of our products, the overall supply and demand dynamics in our regional markets, and the cost of our raw material inputs, as changes in input costs have historically been passed through to customers through either contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases and declines in net sales during periods of raw material cost declines; and

•

Product mix, which is tied to demand from various markets and customers, along with the type of available capacity and technological capabilities of our facilities and equipment. Average selling prices can vary for different product types, which impacts our total revenue trends.

Cost and Gross Margin Drivers

Our primary costs of goods sold (“COGS”) include:

•

Raw materials (primarily polypropylene resins, which generally comprise over 75% of our raw material purchases) represent approximately 60% to 70% of COGS. We purchase raw materials, including polypropylene resins, from a number of qualified vendors located in the regions in which we operate. Polypropylene is a petroleum-based commodity material and its price historically has exhibited volatility. As discussed in the revenue factors above, we have historically been able to mitigate volatility in polypropylene prices through changes in our selling prices to customers, enabling us to maintain a more stable gross profit per kilogram.

•

Other variable costs include utilities (primarily electricity), direct labor, and variable overhead. Utility rates vary depending on the regional market and provider. In Asia, we have experienced a trend of increasing utility rates that we do not expect to stabilize in the near-term. Our focus on operating efficiencies and initiatives associated with sustainability has resulted in a general trend of lower kilowatts used per ton produced over the last three years. Labor generally represents less than 10% of COGS and varies by region. Historically, we have been able to mitigate wage rate inflation with operating initiatives resulting in higher productivity and improvements in throughput and yield; and

•

Fixed overhead consists primarily of depreciation expense, which is impacted by our level of capital investments and structural costs related to our locations. We believe our strategically located manufacturing facilities provide sufficient scale to maintain competitive unit manufacturing costs.

As a result of changes in raw material costs, the level of our revenue and COGS, and as a result, our gross profit margin as a percent of net sales, can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold.

Working Capital

Our working capital is primarily driven by accounts receivable, inventory, accounts payable and accrued liabilities, which fluctuate due to business performance; changes in customer selling prices and raw material costs; and the amount of customer receivable sold under factoring agreements. We will continue to focus on managing our working capital levels while simultaneously maintaining customer service and production levels. We have historically relied on internally generated cash flows and borrowings under credit facilities. Our primary source of liquidity will continue to be cash on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, borrowing availability under our existing credit facilities and our ABL Facility.

Capital Expenditures

Our capital expenditures primarily include strategic capacity expansions and maintenance requirements to sustain our current operations. Our annual maintenance capital expenditures are presently estimated to be less than $15 million. As most of our facilities are currently operating at high capacity utilization, our strategy for growth includes strategic capacity expansion projects, including the capacity expansion projects in China and the United States. See “Recent Transactions and Events” for additional disclosures associated with our capacity expansion projects.

We provide further information on these factors below under “Results of Operations.”

Recent Transactions and Events

Recent Expansion Initiatives

We have completed three capacity expansions in the past three years, including two new spunmelt lines in the high-growth regions of Latin America and Asia, to address growing demand for hygiene and medical products. Aggregate capital expenditures during the three-year period ended December 31, 2011, totaled approximately $155.6 million. Of the $155.6 million, approximately $121.3 million was for three fully commercialized spunmelt lines, as follows:

•

In the third quarter of fiscal 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in medical and hygiene applications in the U.S. The new U.S. spunmelt line was principally funded via an equipment lease with a seven year duration, which commenced on October 7, 2011 (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million;

•

In the third quarter of fiscal 2011, our state-of-the-art spunmelt medical line in Suzhou, China commenced commercial production (the “New Suzhou Medical Line”). The plant expansion increased capacity to meet demand for nonwoven materials in medical applications in China; and

•

In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in medical and hygiene applications in the U.S. and Mexico.

Of the remaining $34.3 million in capital expenditures over the past three years, $11.6 million has been expended to upgrade one of Spain’s spunmelt manufacturing lines for the production of fine fiber nonwovens materials; and $6.4 million has been expended on the New China Hygiene Line (defined and discussed below). Further, we anticipate that we will incur future capital expenditures of approximately $4.4 million associated with the New Suzhou Medical Line.

To capitalize on continued demand growth for our products in China, in fiscal 2011, we entered into a firm purchase commitment to acquire a spunmelt line (the “New China Hygiene Line”) to be installed in Suzhou, China, which will manufacture nonwoven products primarily for the hygiene market. As of December 31, 2011, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $62.2 million, which includes $40.2 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $62.2 million, $61.8 million is expected to be expended through the fourth quarter of fiscal year 2013, with the remaining amount in subsequent years. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, existing U.S.-based credit facility and new China-based financing, as needed.

Plant Consolidation and Realignment

We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new state-of-the-art lines in high-growth regions (as described above), we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure.

Recent Plant Consolidation. On June 9, 2009, the board of directors approved management’s plan to consolidate certain operations in the U.S. in order to better align our manufacturing capabilities with our long-term strategic direction and to reduce overall operating costs. In the first half of 2010, we completed our planned restructuring initiatives with the consolidation of the North Little Rock, Arkansas facility into our Benson, North Carolina plant by relocating certain equipment and upgrading certain assets and capabilities of our Benson plant.

Our strategy with respect to the consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nonwovens nameplate capacity will be spunmelt equipment. We expect to continue to grow our core operations through ongoing investments in new capacity, and do not expect the same level of decline in legacy businesses as has occurred in the past.

Business Acquisitions and Divestitures

Acquisition of Polymer Group, Inc.by Blackstone

On October 4, 2010, Polymer Group, Merger Sub, Holdings and Matlin Patterson Global Opportunities Partners L.P. entered into the Merger Agreement. On January 28, 2011, Merger Sub merged with and into Polymer Group, with

Polymer Group surviving the Merger as a direct, wholly-owned subsidiary of Parent following the Merger. Parent is owned 100% by Holdings, and Blackstone and certain members of our senior management own 100% of the outstanding equity of Holdings. As a result, Polymer Group became a privately-held company. Blackstone and the management investors invested $259.9 million in equity (including management rollover) in Holdings and management investors received options to acquire shares of Holdings. In addition, Successor Polymer issued $560.0 million aggregate principal amount of 7.75% senior secured notes due 2019 and entered into a senior secured asset-based revolving credit facility (the “ABL Facility”) to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. See Note 11 “Debt” in Item 8 of Part II to this Annual Report on Form 10-K for further details. The Merger, the equity investment by the Investor Group, the issuance of the Notes, the entering into the ABL Facility, the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Annual Report on Form 10-K as the Transactions.

At the effective time of the Merger, each holder of outstanding shares of our common stock (other than (i) shares owned by Parent, Merger Sub, Polymer Group or any subsidiary of Polymer Group or (ii) shares in respect of which appraisal rights were properly exercised under Delaware law) received $18.23 in cash for each such share (which shares were automatically cancelled). A portion of the aggregate Merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of PHC rules of the Code to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger (the “PHC Matter”). Polymer Group’s financial statements as of January 1, 2011, reflected a liability for uncertain tax positions associated with the PHC Matter of approximately $16.2 million. As provided under the Merger Agreement, the Stockholder Representative (as defined in the Merger Agreement) filed a ruling request with the IRS to determine whether or not Polymer Group, Inc. or any of its subsidiaries were in fact a PHC and subject to the tax as a PHC. The initial ruling request was filed on December 15, 2010, with supplemental filings on June 2, 2011 and June 20, 2011. In September 2011, the statute of limitations for the 2004 tax year expired. Pursuant to the Merger Agreement, the amount in respect of potential PHC liability being held in the escrow related to the 2004 taxable year was subject to release. On October 28, 2011, Polymer Group and the Stockholder Representative directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the IRS issued a favorable ruling determining that we were not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “— Liquidity and Capital Resources” for further details.

The Merger is being accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 805 “Business Combinations” (“ASC 805”), our assets and liabilities, excluding deferred income taxes, were recorded at their fair value as of January 28, 2011.

Although Polymer Group continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the Successor and Predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows, and comprehensive income (loss) are presented for two different reporting entities: Predecessor and Successor, which related to the periods and balance sheets preceding the Merger (prior to January 28, 2011), and the period and balance sheet succeeding the Merger, respectively.

As a result of the Transactions described above and the corresponding purchase accounting adjustments, there is a substantial amount of one-time costs impacting the first half of 2011 results. Based on our valuation of acquired assets, we increased our inventory value by $12.5 million. The 2011 results reflect higher than normal cost of sales due to the turn-around effect of the $12.5 million stepped-up inventory values.

Acquisition of China Noncontrolling Interest

On May 26, 2010, we signed an equity transfer agreement to purchase the 20% noncontrolling ownership interest in our Chinese subsidiary, Nanhai Nanxin (“Nanhai”), from our minority partner for a purchase price of approximately 49.5 million RMB. In the first quarter of 2011, we completed the China Noncontrolling Interest Acquisition for a purchase price of $7.2 million. Pursuant to ASC 810 “Consolidation” (“ASC 810”), we have accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction.

Acquisition of Spain Business Operation

On December 2, 2009, we completed the initial phase of the acquisition of certain assets and operations of the nonwovens businesses of Tesalca-Texnovo, which are headquartered in Barcelona, Spain. We completed the initial phase of the Spain Business Acquisition through our wholly-owned subsidiary PGI Spain. As a result of the acquisition, PGI Spain now manufactures spunmelt polypropylene nonwoven products with six production lines in Spain, specializing in the hygiene sector, including feminine hygiene, diapers and adult incontinence products.

The assets acquired in the initial phase of the Spain Business Acquisition included the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations), the customer lists and the current book of business. Concurrent with the completion of the initial phase of the Spain Business Acquisition, we entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provided that PGI Spain was entitled to the full and exclusive use of Tesalca-Texnovo’s land, building and equipment during the term of the lease (the “Building and Equipment Lease”). PGI Spain was obligated to remit approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease. The first lease payment of approximately €1.25 million was made on March 31, 2010 and further quarterly payments of approximately €1.25 million were made until the Building and Equipment Lease was terminated (as described below). Pursuant to ASC 840, “Leases” (“ASC 840”), the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain began to recognize rent expense on a straight-line basis over the seven year lease term.

Consideration for the acquired assets consisted of approximately 1.049 million shares of our common stock (the “Issued Securities”), which represented approximately 5.0% of our outstanding share capital on December 2, 2009, taking into account the Issued Securities. The Issued Securities were subject to certain restrictions, including that the Issued Securities were not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities was approximately $14.5 million. The Issued Securities were converted into the right to receive merger consideration in connection with the Merger.

Further, as part of the Spain Business Acquisition, the Sellers granted PGI Spain a call option over the assets underlying the Building and Equipment Lease (the “Phase II Assets”), which was due to expire on December 31, 2012 (the “Spain Call Option”). In conjunction with the closing of the Merger, we exercised the Spain Call Option and as a result, the Building and Equipment Lease was terminated. Consideration for the exercise of the Spain Call Option included 393,675 shares of common stock (which was converted into the right to receive Merger consideration in connection with the Merger) and the assumption and repayment of approximately $34.8 million (€25.8 million, using the € to $ exchange rate as of January 19, 2011) of existing Tesalca-Texnovo indebtedness that was repaid in connection with the closing of the Transactions.

Acquisition of Argentina Noncontrolling Interest

In the fourth quarter of 2009, we completed the acquisition of the remaining 40% noncontrolling ownership interest in our Argentina business, Dominion Nonwovens Sudamericana S.A., for approximately $4.1 million. Additionally, we paid $2.4 million to an affiliate of our joint-venture partner in satisfaction of amounts previously accrued for services. This transaction is consistent with our strategy to grow our leading position in nonwovens in Latin America.

Pursuant to ASC 810, we have accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction. The carrying amount of this noncontrolling interest has been adjusted in the amount of $0.6 million to reflect the change in ownership, and the difference between the purchase price and the amount by which the noncontrolling interest was adjusted resulted in a reduction to additional paid-in capital of $3.5 million.

Divestiture of Difco

Effective April 28, 2011, the board of directors committed to management’s plan to dispose of the assets of Difco Performance Fabrics, Inc. On April 29, 2011, we entered into an agreement to sell certain assets and the working capital of Difco (the “April 2011 Asset Sale”), and the sale was completed on May 10, 2011. The April 2011 Asset Sale agreement provided that Difco would continue to produce goods during a three month manufacturing transition services arrangement that expired in the third quarter of 2011. Upon completion of the April 2011 Asset Sale, Difco retained certain of its property, plant and equipment that was eventually sold in the third quarter of 2011.

We have recognized a gain of $0.1 million on the sale of Difco’s assets, based on the $10.9 million of cash that we received in 2011.

Pursuant to ASC 360, “Property, Plant and Equipment,” we determined that the assets of Difco represented assets held for sale, since the cash flows of Difco will be eliminated from our ongoing operations and we will have no continuing involvement in the operations of the business after the disposal transaction. Accordingly, the results of operations of Difco, previously included in the Oriented Polymers segment, have been segregated from continuing operations and included in Income from discontinued operations in the Consolidated Statements of Operations included in this Annual Report on Form 10-K. Additionally, the operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the January 1, 2011 Consolidated Balance Sheet included in this Annual Report on Form 10-K.

Divestiture of FabPro

In the third quarter of 2009, we sold our non-core FabPro business within our Oriented Polymers segment for approximately $35.0 million. The business included manufacturing facilities in Kingman, Kansas, and Clearfield, Utah, and a converting facility in Guntown, Mississippi. FabPro was one of the leading manufacturers, developers and marketers of high performance polymers and synthetic fibers for the agricultural, construction and commercial segments. The divestiture was consistent with our plan to focus on our nonwovens business. Accordingly, the operating results of Fabpro have been included in Income from discontinued operations in the Consolidated Statements of Operations for all relevant financial statement periods included in Item 8 of Part II to this Annual Report on Form 10-K.

Results of Operations

Reportable Segments

We operate in five segments: U.S. Nonwovens, Europe Nonwovens, Asia Nonwovens, Latin America Nonwovens (collectively, the “Nonwovens Segments”) and Oriented Polymers. This reflects how the overall business is managed by our senior management and reviewed by the board of directors.

Results of Operations — One Month Ended January 28, 2011 and January 30, 2010 and the Eleven Months Ended December 31, 2011 and January 1, 2011

The following sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the one month ended January 28, 2011 and the eleven months ended December 31, 2011 in comparison to such items for the one month ended January 30, 2010 and the eleven months ended January 1, 2011:

Results of Operations	Predecessor		Successor	Predecessor
	One Month Ended		Eleven Months Ended
	January 28, 2011	January 30, 2010	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	53.2%	49.6%	58.2%	52.9%
Labor	6.6%	7.3%	6.2%	6.7%
Overhead	21.2%	25.5%	20.1%	21.3%

	81.0%	82.5%	84.5%	80.9%

Gross profit	19.0%	17.5%	15.5%	19.1%
Selling, general and administrative expenses	13.7%	11.7%	12.2%	12.9%
Special charges, net	24.6%	0.7%	3.7%	1.7%
Acquisition and integration expenses	—%	0.4%	—%	0.1%
Other operating (income) loss, net	(0.7)%	(0.4)%	0.2%	—%

Operating income (loss)	(18.6)%	5.0%	(0.7)%	4.4%
Other expense (income):
Interest expense, net	2.3%	3.3%	4.2%	2.8%
Foreign currency and other (gain) loss, net	0.1%	(0.3)%	1.7%	0.2%

Income (loss) before income taxes and discontinued operations	(21.0)%	2.0%	(6.6)%	1.4%
Income tax expense (benefit)	0.6%	1.2%	(0.3)%	0.3%

Income (loss) from continuing operations	21.6%	0.7%	(6.3)%	1.1%
Income (loss) from discontinued operations	0.2%	0.2%	(0.5)%	(0.1)%
Gain (loss) on sale of discontinued operations	—%	—%	(0.1)%	—%

Income (loss) from discontinued operations	0.2%	0.2%	(0.6)%	(0.1)%

Net income (loss)	(21.4)%	0.9%	(6.9)%	1.0%
Less: Net (income) loss attributable to noncontrolling interests	0.1%	—%	—%	(0.1)%

Net income (loss) attributable to Polymer Group, Inc.	(21.5)%	0.9%	(6.9)%	0.9%

In addition, variability in raw material costs, including polypropylene resin and other resins and fibers, significantly impacts our net sales, COGS and gross margins as a percent of net sales. The comparison of our results for fiscal 2011 with 2010 is affected by such fluctuations. During fiscal 2011, there was a significant increase in the cost of polypropylene resin and other raw materials that negatively impacted gross margins and profitability compared to 2010.

Comparison of Predecessor One Month Ended January 28, 2011 and Predecessor One Month January 30, 2010

The following table sets forth components of our net sales and operating income (loss) by operating division for the one month ended January 28, 2011, the one month ended January 30, 2010 and the corresponding change (dollars in millions):

	One Month Ended
	January 28, 2011	January 30, 2010	Change
Net sales:
Nonwovens Segments
U.S. Nonwovens	$26.1	$25.9	$0.2
Europe Nonwovens	24.3	22.2	2.1
Asia Nonwovens	9.4	10.4	(1.0)
Latin America Nonwovens	20.0	22.1	(2.1)

Total Nonwovens Segments	79.8	80.6	(0.8)
Oriented Polymers	4.8	3.8	1.0

	$84.6	$84.4	$0.2

Operating income (loss):
U.S. Nonwovens	$2.5	$1.1	$1.4
Europe Nonwovens	1.8	0.7	1.1
Asia Nonwovens	1.7	2.0	(0.3)
Latin America Nonwovens	2.1	4.2	(2.1)
Oriented Polymers	0.6	(0.3)	0.9

Unallocated Corporate, net of eliminations	(3.6)	(2.4)	(1.2)
	5.1	5.3	(0.2)
Acquisition and integration expenses	—	(0.4)	0.4
Special charges, net	(20.8)	(0.6)	(20.2)

	$(15.7)	$4.3	$(20.0)

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $84.6 million for the one month ended January 28, 2011, an increase of $0.2 million, or 0.2%, from net sales of $84.4 million from the comparable period of fiscal 2010. Net sales for 2011 decreased in the Nonwovens Segments from 2010 by 1.0%, and net sales in 2011 in the Oriented Polymers segment improved 26.3% from 2010 results. A reconciliation of the change in net sales between the one month ended January 30, 2010 and the one month ended January 28, 2011 is presented in the following table (dollars in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Total Nonwovens	Oriented Polymers	Total
One month ended January 30, 2010	$25.9	$22.2	$10.4	$22.1	$80.6	$3.8	$84.4
Change in sales due to:
Volume	(1.6)	2.1	(1.4)	(4.3)	(5.2)	0.6	(4.6)
Price/mix	1.8	1.4	0.3	2.2	5.7	0.3	6.0
Foreign currency translation	—	(1.4)	0.1	—	(1.3)	0.1	(1.2)

One month ended January 28, 2011	$26.1	$24.3	$9.4	$20.0	$79.8	$4.8	$84.6

Nonwovens Segments:

Of the $5.2 million aggregate volume decrease in the Nonwoven Segments sales, $5.8 million was associated with the disruption in operations at our Cali, Colombia facility due to the impacts of the previously discussed flood at the location. In our Latin America region, excluding the Cali Colombia site, our sales volume increased 9.6% resulting primarily from supplying product to our Cali customers. The European volume increase was due to the stabilization of underlying demand in our industrial markets and an increase in volumes in our consumer disposables, including higher wipes volumes. The U.S. volumes were lower as demand for industrial products, specifically demand for construction-related products, declined with the overall market. The lower Asia volume reflected a reduction in demand from key hygiene customers due to inventory adjustments, and lower medical sales as a converter labor shortage impacted demand.

An increase in sales price/mix of $5.7 million was realized in all regions, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and improvements in product mix. Additionally, foreign currency translation rates resulted in lower sales for 2011 compared to the prior year period of $1.3 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers’ segment reflects the financial results of our Fabrene business operation in Canada. The $0.6 million volume decrease in sales was principally attributable to lower demand in the building products markets, in addition to lower volumes in the industrial packing and other segments as the broader market demand for products was weak in the first month of 2011 compared to the same period in 2010. The $0.3 million increase in sales price/mix was due to higher sales pricing, primarily related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends.

Gross Margin

Gross margin as a percent of net sales for the one month ended January 28, 2011 increased to 19.0% from 17.5% in the comparative period in 2010. The raw material component of COGS as a percentage of net sales increased from 49.6% in 2010 to 53.2% for 2011, whereas our labor and overhead components of the COGS decreased as a percentage of net sales from 2010 to 2011. As a percentage of net sales, labor decreased from 7.3% to 6.6% and overhead decreased from 25.5% to 21.2%, reflecting the impacts of higher selling prices and lower manufacturing costs, due primarily to the positive benefits of our plant consolidation activity in the U.S.

The increase in raw material costs as a percentage of net sales was due to higher polypropylene resin, other resins and fibers raw material costs. Improvements occurred during 2011 in manufacturing costs, whereas during 2010, manufacturing costs were higher predominantly due to costs in the U.S. associated with transitional manufacturing inefficiencies as we executed our plant consolidation activities, coupled with lower costs in our other regions. Gross margin as a percent of sales was also negatively impacted by the disruption to operations that occurred at our Cali, Colombia facility due to the flooding. All of the above percentages were favorably impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating Income

A reconciliation of the change in operating income between the one month ended January 30, 2010 and the one month ended January 28, 2011 is presented in the following table (dollars in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Oriented Polymers	Corporate/ Other	Total
One month ended January 30, 2010	$1.1	$0.7	$2.0	$4.2	$(0.3)	$(3.4)	$4.3
Change in operating income due to:
Volume	0.2	0.9	(0.3)	(1.5)	0.1	—	(0.6)
Price/mix	1.8	1.7	0.3	2.0	0.2	—	6.0
Higher raw material costs	(2.8)	(2.0)	(0.3)	(1.3)	0.6	—	(5.8)
Lower (Higher) manufacturing costs	2.2	0.4	(0.1)	(0.5)	(0.1)	—	1.9
Foreign currency	—	—	—	(0.1)	0.1	—	—
Lower (Higher) depreciation and amortization expense	—	0.1	0.2	(0.3)	—	—	—
Lower acquisition and integration expenses	—	—	—	—	—	0.4	0.4
Higher special charges, net	—	—	—	—	—	(20.2)	(20.2)
All other, including higher selling, general and administrative spending	—	—	(0.1)	(0.4)	—	(1.2)	(1.7)

One month ended January 28, 2011	$2.5	$1.8	$1.7	$2.1	$0.6	$(24.4)	$(15.7)

Consolidated operating income decreased $20.0 million, from $4.3 million for the one month ended January 30, 2010 to a loss $15.7 million for the one month ended January 28, 2011. The predominant contributing factor was higher special charges of $20.2 million, primarily associated with costs resulting from the Merger. Raw material costs were higher by $5.8 million, but were more than offset by increases in sales price/mix of $6.0 million. The sales price/mix benefited from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends, and the improvements in product mix. The net effect of sales price changes and raw material cost increases resulted in an increase in our operating income of $0.2 million in 2011 compared to the comparable period of 2010. Manufacturing costs were $1.9 million lower than the prior year, predominantly due to improvements in the U.S. region, whereas transitional manufacturing inefficiencies were experienced during 2010 as we executed our plant consolidation activities in our Benson, North Carolina plant. We achieved improved operating rates in the second half of 2010 in the U.S. carded operation that have continued into 2011. Somewhat offsetting the improvement in the U.S. region, manufacturing costs and operating income were negatively impacted by the disruption to operations due to the flood in Cali, Colombia, net of the impact of insurance claim income.

Selling, general and administrative expenses were $11.6 million in the one month ended January 28, 2011 compared to $9.9 million for the same period in 2010. The largest contributor to the increase was volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes. Selling, general and administrative expense included a $0.3 million positive impact from the Cali insurance claim income. Selling, general and administrative costs as a percent of net sales increased from 11.7% in one month ended January 30, 2010 to 13.7% one month ended January 28, 2011. This percentage is impacted by the increase in selling prices resulting from the pass-through of higher raw material costs.

Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of (i) Blackstone acquisition costs of $6.2 million associated with professional fees and other transaction costs; (ii) accelerated vesting of share-based awards of $12.7 million due to a change in control associated with the Merger; (iii) costs of $1.7 million, primarily equipment repair, to restore our Cali, Colombia site to operational status after the severe effects of the flooding that occurred in December 2010; and (iv) restructuring and plant realignment costs of $0.2 million. Special charges for 2010 were $0.6 million, consisting of restructuring and plant realignment costs of: (i) $0.5 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina; and (ii) $0.1 million of severance and other shutdown costs related to facilities in Europe and Latin America.

We recognized $0.4 million of acquisition and integration costs in the one month ended January 30, 2010 associated with the acquisition of Tesalca-Texnovo that was completed in December 2009.

Interest and Other Expense

Net interest expense decreased from $2.8 million for the one month ended January 30, 2010 to $1.9 million for the one month ended January 28, 2011. The decrease in net interest expense was due to a $0.4 million decrease in interest attributable to the impact of our interest rate swap arrangement, which also includes the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our credit facilities in September 2009 (our “Old Credit Facilities”); $0.3 million attributable to a decrease in interest associated with a decrease in borrowings period-over-period; and the remaining $0.2 million attributable to an increase in capitalized interest period-over-period associated with our capital expansion initiatives in China and the U.S.

Foreign currency and other loss was $0.1 million for the one month ended January 28, 2011 and income of $0.2 million for the one month ended January 30, 2010.

Income Tax (Benefit) Expense

During the one month ended January 28, 2011, we recognized an income tax expense of $0.5 million on consolidated pre-tax book losses from continuing operations of $17.8 million. During the one month ended January 30, 2010, we recognized income tax expense of $1.0 million on consolidated pre-tax book income from continuing operations of $1.6 million.

Our income tax expense in 2011 and 2010 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, in amounts of $6.6 million and $0.9 million, respectively; foreign withholding taxes for which tax credits are not anticipated, in amounts of $0.2 million and $0.1 million, respectively; changes in the amounts recorded for PHC tax uncertainties, in amounts of $0.05 million and $0.0 million, respectively; foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, in amounts of $(0.06) million and $(0.6) million, respectively; U.S. state taxes, in amounts of $0.03 million and $0.02 million, respectively; and miscellaneous items (none of which are material individually).

Income from Discontinued Operations

Discontinued operations are comprised of the net operating results of Difco for the one-month periods ending January 30, 2010 and January 28, 2011. As stated in “Business Acquisitions and Divestitures,” we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Income from discontinued operations was $0.2 million for both the one month ended January 28, 2011 and January 30, 2010.

Net Loss Attributable to Noncontrolling Interests

Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the first quarter of 2010 and 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $18.2 million for the one month ended January 28, 2011 compared to net income of $0.8 million for the one month ended January 30, 2010.

Comparison of Successor Eleven Months Ended December 31, 2011 and Predecessor Eleven Months Ended January 1, 2011

	Eleven Months Ended
	December 31, 2011	January 1, 2011	Change
Net sales:
Nonwovens Segments
U.S. Nonwovens	$325.2	$300.9	$24.3
Europe Nonwovens	297.9	259.9	38.0
Asia Nonwovens	135.6	119.0	16.6
Latin America Nonwovens	288.1	284.4	3.7

Total Nonwovens Segments	1,046.8	964.2	82.6
Oriented Polymers	56.1	57.6	(1.5)

	$1,102.9	$1,021.8	$81.1

Operating income (loss):
U.S. Nonwovens	$16.8	$23.4	$(6.6)
Europe Nonwovens	8.4	12.9	(4.5)
Asia Nonwovens	19.8	23.2	(3.4)
Latin America Nonwovens	24.8	37.4	(12.6)
Oriented Polymers	1.8	3.6	(1.8)
Unallocated Corporate, net of eliminations	(38.4)	(36.6)	(1.8)

	33.2	63.9	(30.7)
Acquisition and integration expenses	—	(1.3)	1.3
Special charges, net	(41.3)	(17.4)	(23.9)

	$(8.1)	$45.2	$(53.3)

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $1,102.9 million for the eleven months ended December 31, 2011, an increase of $81.1 million, or 7.9%, from net sales of $1,021.8 million for the comparable period of fiscal 2010. Net sales for 2011 improved in the Nonwovens Segments from 2010 by $82.6 million, or 8.6%, and net sales in 2011 in the Oriented Polymers segment decreased $1.5 million, or 2.6%, from 2010 results. A reconciliation of the change in net sales between the eleven months ended January 1, 2011 and the eleven months ended December 31, 2011 is presented in the following table (dollars in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Total Nonwovens	Oriented Polymers	Total
Eleven months ended January 1, 2011	$300.9	$259.9	$119.0	$284.4	$964.2	$57.6	$1,021.8
Change in sales due to:
Volume	(2.8)	4.8	6.7	(26.6)	(17.9)	(6.4)	(24.3)
Price/mix	27.1	17.6	8.3	32.4	85.4	4.2	89.6
Foreign currency translation	—	15.6	1.6	(2.1)	15.1	0.7	15.8

Eleven months ended December 31, 2011	$325.2	$297.9	$135.6	$288.1	$1,046.8	$56.1	$1,102.9

Nonwovens Segments:

Of the $17.9 million aggregate volume decrease in the Nonwoven Segments sales, $23.4 million was associated with the disruption in operations at our Cali, Colombia facility due to the impacts of the previously discussed flood at the location. Excluding the effects of the flood in Colombia, sales volumes within the rest of the Nonwovens Segment were

$5.5 million higher than the previous year period, predominantly achieved in Europe and Asia and offset by lower sales volumes in the U.S. and Latin America. The European volume increase was due to increased sale of industrial products as demand stabilized while achieving increased volumes in our consumer disposables, including higher wipes volumes. The Asia volume increase was due to higher sales of medical products as we increased capacity during the year.

Sales price/mix resulted in an increase of $85.4 million compared to the prior year period, primarily associated with the pass-through of higher raw material costs. Changes in foreign currency resulted in an increase in sales of $15.1 million as the U.S. dollar generally weakened, resulting in higher translation of sales generated in foreign jurisdictions. The predominant amount of the foreign currency translation impact occurred due to our European operations. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers’ segment reflects the financial results of our Fabrene business operation in Canada. The $6.4 million volume decrease in sales was principally attributable to lower demand in the building products markets, in addition to lower volumes in the industrial packing and other segments as the broader market demand for products was weak in the eleven month period ended December 31, 2011 compared to the same period in 2010. Also, for the eleven month period, price/mix contributed to $4.2 million of higher sales compared to the prior year as we increased selling prices to offset higher raw material costs and the business sold higher value products into the printing media markets.

Gross Margin

Gross margin as a percent of net sales for the eleven months ended December 31, 2011 decreased to 15.5% from 19.1% in the comparative period in 2010. Negatively impacting gross margins in 2011 was the aforementioned turn-around effect of the $12.5 million step-up in inventory value, due to fair value purchase accounting adjustments as of January 28, 2011. Excluding the effects of the $12.5 million inventory step-up, gross margin as a percent of net sales for the eleven months ended December 31, 2011 would have been 16.6%.

The raw material component of COGS as a percentage of net sales increased from 52.9% in 2010 to 58.2% for 2011, whereas our labor and overhead components of the COGS decreased as a percentage of net sales from 2010 to 2011. As a percentage of net sales, labor decreased from 6.7% to 6.2% and overhead decreased from 21.3% to 20.1%.

The increase in raw material costs as a percentage of net sales was due to higher polypropylene resin, other resins and fibers raw material costs. Improvements occurred during 2011 in manufacturing costs, whereas during 2010, manufacturing costs were higher predominantly due to costs in the U.S. associated with transitional manufacturing inefficiencies as we executed our plant consolidation activities, coupled with lower costs in our other regions. Gross margin as a percent of sales was also significantly impacted by the disruption to operations that occurred at our Cali, Colombia facility due to the flooding resulting in higher unit manufacturing costs during the ramp-up of the manufacturing plant. All of the above percentages were favorably impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating Income

A reconciliation of the change in operating income (loss) between the eleven months ended January 1, 2011 and the eleven months ended December 31, 2011 is presented in the following table (in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Oriented Polymers	Corporate/ Other	Total
Eleven months ended January 1, 2011	$23.4	$12.9	$23.2	$37.4	$3.6	$(55.3)	$45.2
Change in operating income due to:
Volume	(1.6)	3.1	1.4	(9.2)	(1.6)	—	(7.9)
Price/mix	27.1	17.5	9.5	32.4	4.2	—	90.7
Higher raw material costs	(26.1)	(20.0)	(11.1)	(34.5)	(3.3)	(0.1)	(95.1)
Lower (Higher) manufacturing costs	2.0	4.8	2.4	(0.9)	—	(0.2)	8.1
Foreign currency	0.1	0.6	(0.2)	(0.8)	(0.2)	(2.8)	(3.3)
Lower (Higher) depreciation and amortization expense	(3.3)	(5.5)	(3.6)	1.2	(0.9)	(0.7)	(12.8)
Lower acquisition and integration expenses	—	—	—	—	—	1.3	1.3
Purchase accounting adjustments, primarily inventory value impacts	(3.1)	(6.0)	(1.5)	(4.9)	(0.8)	—	(16.3)
Higher special charges, net	—	—	—	—	—	(23.9)	(23.9)
All other, including higher selling, general and administrative spending	(1.7)	1.0	(0.3)	4.1	0.8	2.0	5.9

Eleven months ended December 31, 2011	$16.8	$8.4	$19.8	$24.8	$1.8	$(79.7)	$(8.1)

Consolidated operating income decreased by $53.3 million, from $45.2 million for the eleven months ended January 1, 2011 to an operating loss of $8.1 million for the eleven months ended December 31, 2011. Of the $53.3 million decrease in operating income, $40.2 million was due to higher special charges of $23.9 million, primarily associated with costs resulting from the Transactions, and $16.3 million of purchase accounting adjustments primarily associated with stepped-up inventory values.

The net impact of the previously discussed decline in volumes due to the disruption in Colombia, combined with the other changes in the business, resulted in a decline in operating income due to volume of $7.9 million. Of the $7.9 million decline in operating income, $7.6 million was associated with lower volumes sold due to the disruption in Colombia operations. The net effect of $95.1 million of higher raw material costs and an increase in sales price/mix of $90.7 million, contributed to a decrease in operating income of $4.4 million. This decrease was due, in part, to significant variability of raw material prices during the year and the impact of our lag to pass thru changes in raw material costs to customers, in addition to lower competitive selling prices which negatively impacted profit margins in the latter portion of fiscal 2011 as compared to fiscal 2010. The exclusion of the Spain lease payment, of approximately $5.0 million for the eleven month period, due to its cancellation as a result of the Transactions, along with the positive impact of the U.S. plant consolidation activities and incremental improvements in operational efficiencies in the rest of its business contributed to an increase in operating income due to manufacturing costs of $8.1 million. Somewhat offsetting the manufacturing costs improvement in the U.S. region, Latin America manufacturing costs were higher as a result of the disruption to operations due to the flood in Cali, Colombia. Operating income was negatively impacted by $12.8 million associated with higher depreciation and amortization and $3.3 million associated with unfavorable changes in foreign currency rates resulting in the translation of earnings and the re-measurement of monetary assets and liabilities outside of the U.S. at a lower rate.

Selling, general and administrative expenses were $134.5 million for the eleven months ended December 31, 2011 compared to $131.6 million for the same period in 2010. The $2.9 million year-over-year change in selling, general and administrative costs was principally due to: (i) $6.6 million of cost increases related to the Merger and purchase accounting, specifically incremental amortization of intangible assets and management and advisory fees; (ii) $5.8 million of lower stock compensation expense; (iii) the lack of comparable charges that were incurred in 2010 of $4.1 million, which was incurred for equity-based and sales-related taxes in certain of our foreign jurisdictions; (iv) $1.8 million of higher costs attributable to unfavorable changes in foreign currency rates; and (v) $4.4 million associated with higher spending in other categories. Selling, general and administrative costs as a percentage of net sales were 12.2% in the eleven months ended December 31, 2011 and 12.9% for the comparable period in 2010.

Special charges for the eleven months ended December 31, 2011 were $41.3 million, consisting of: (i) $27.9 million associated with professional fees and other transaction costs associated with the Transactions; (ii) $7.6 million associated with the impairment of goodwill attributed to four of our twelve reporting units; (iii) a $1.6 million impairment charge related to the facility and equipment located at our former manufacturing facility in North Little Rock, Arkansas; (iv) $1.5 million of restructuring and plant realignment costs; (v) $1.0 million of costs incurred to restore our Cali, Colombia site to operational status after the severe effects of the flooding that occurred in December 2010; and (vi) other costs of $1.6 million. Special charges for the eleven months ended January 1, 2011 were $17.4 million, consisting of: (i) restructuring and plant realignment costs of $6.8 million for severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina; (ii) $6.6 million of other costs, primarily related to professional service fees attributable to the Blackstone acquisition; (iii) $1.7 million of severance and other shutdown costs related to facilities in Europe and Latin America; (iv) $1.6 million of costs incurred to restore our Cali, Colombia site to operational status after the severe effects of the flooding that occurred in December 2010; and (v) non-cash impairment charges of $0.7 million related to the write-down of certain property in Neunkirchen, Germany to their estimated fair value less costs to sell.

We recognized $1.3 million of acquisition and integration costs in the eleven months ended January 1, 2011 associated with the acquisition of Tesalca-Texnovo that was completed in December 2009.

Interest and Other Expense

Net interest expense increased by $17.5 million, from $28.9 million for the eleven months ended January 1, 2011 to $46.4 million for the eleven months ended December 31, 2011. The $17.5 million increase in net interest expense was largely due to higher debt balances and interest rates on the Notes issued in connection with the Transaction as compared to various term loan borrowings and the impact of having a cash flow hedge (“Interest Rate Swap”) in the Predecessor period. The Notes accrue interest at the rate of 7.75%, whereas under our Old Credit Facilities, substantially all of the borrowings under such credit facilities were subject to a LIBOR floor of 2.5% with an effective rate of 7.0%.

Foreign currency and other loss increased by $16.8 million, from $1.7 million for the eleven months ended January 1, 2011 to $18.5 million for the eleven months ended December 31, 2011. The $16.8 million increase was principally due to the write-off of the $16.6 million tax indemnification asset that was established in the opening balance sheet, since the PHC Matter was resolved in fiscal 2011. As of January 28, 2011, we established a $16.2 million tax indemnification asset to offset the recorded $16.2 million unrecognized tax benefit (“UTB”) associated with the PHC Matter.

Income Tax (Benefit) Expense

During the eleven months ended December 31, 2011, we recognized an income tax benefit of $3.3 million on consolidated pre-tax book losses from continuing operations of $73.1 million. During the eleven months ended January 1, 2011, we recognized income tax expense of $3.5 million on consolidated pre-tax book income from continuing operations of $14.7 million.

As discussed under “— Business Acquisitions and Divestitures,” during the due diligence associated with the Merger, it was determined that the Company may meet the definition of a PHC as described in Code Section 542 and therefore be subject to the PHC tax of Code Section 541. The Company had established an UTB in past periods. As a result of the aforementioned resolution of the PHC Matter, in the third and fourth quarters of 2011 we released approximately $16.6 million, which represented the full amount of the UTB associated with the PHC Matter, including interest and penalties.

Our income tax expense in 2011 and 2010 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, in amounts of $30.8 million and $11.3 million, respectively; foreign withholding taxes for which tax credits are not anticipated, in amounts of $3.6 million and $1.1 million, respectively; changes in the amounts recorded for PHC tax uncertainties, in amounts of $(16.2) million and $(7.9) million, respectively; foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, in amounts of $6.3 million and $(3.4) million, respectively; intraperiod tax allocation exception, in amounts of $(1.0) million and $(2.8) million, respectively; U.S. state taxes, in amounts of $(1.2) million and $0.0 million, respectively; and miscellaneous items (none of which are material individually).

Income from Discontinued Operations

Discontinued operations are comprised of the net operating results of Difco for the eleven month periods ending December 31, 2011 and January 1, 2011. As discussed under “— Business Acquisitions and Divestitures,” we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $6.3 million and $0.9 million for the eleven months ended December 31, 2011 and for the eleven months ended January 1, 2011, respectively.

Net Loss Attributable to Noncontrolling Interests

Noncontrolling interests represent the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During 2010, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Non-controlling Interest Acquisition in the first quarter of 2011, and as a result, no longer incur charges or income associated with noncontrolling interests.

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $76.2 million for the eleven months ended December 31, 2011 compared to net income of $9.6 million for the eleven months ended January 1, 2011.

Results of Operations — Predecessor Periods: Fiscal Year 2010 and 2009

Variability in raw material costs, including polypropylene resin and other resins and fibers, significantly impacts our net sales, COGS and gross margins as a percent of net sales. The comparison of our fiscal 2010 results to fiscal 2009 is affected by such fluctuations. For fiscal 2009, we generated an overall gross margin of approximately 21%, which is significantly higher than historical gross margins, which ranged from 15% to 16% from 2006 through 2008. There are many contributors to the improvement in gross margin percentage, with the increase in 2009 primarily generated by dramatic declines in raw material costs experienced during the fourth quarter of 2008, which had a significant positive impact on gross margin for the first quarter of 2009 as profits improved on a lower sales dollar base, reflecting selling price declines in response to lower raw material costs. During the first two quarters of 2010, there was a significant increase in the cost of polypropylene resin and other raw materials that negatively impacted gross margins and profitability compared to the first six months of 2009. Raw material prices declined during May and June and were stable in the third quarter of 2010, which contributed to higher profit levels for the quarter. We experienced additional increases in raw material costs in the fourth quarter of 2010. Results for fiscal 2010 were also impacted by the contribution of the operations of our business in Spain that was acquired on December 2, 2009, resulting in higher volumes, sales, gross profit and selling, general and administrative expenses when compared to the prior year period.

The following table sets forth the percentage relationships to net sales of certain Consolidated Statement of Operations items for fiscal 2010 in comparison with such items for the 2009 fiscal year:

Results of Operations	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold:
Materials	52.7%	46.3%
Labor	6.7%	7.8%
Overhead	21.6%	24.3%

	81.0%	78.4%

Gross profit	19.0%	21.6%
Selling, general and administrative expenses	12.8%	13.3%
Acquisition and integration expenses	0.2%	0.2%
Special charges, net	1.6%	2.4%
Other operating (income) loss, net	(0.1)%	(0.6)%

Operating income	4.5%	6.1%
Other expense (income):
Interest expense, net	2.9%	3.1%
Gain on reacquisition of debt	—%	(0.3)%
Loss on extinguishment of debt	—%	0.6%
Foreign currency and other (gain) loss, net	0.1%	0.6%

Income before income taxes and discontinued operations	1.5%	2.1%
Income tax expense	0.4%	1.0%

Income from continuing operations	1.1%	1.1%
(Loss) income from discontinued operations	(0.1)%	0.2%
Gain on sale of discontinued operations	—%	0.8%

Net (loss) income from discontinued operations	(0.1)%	1.0%

Net income	1.0%	2.1%
Net (income) loss attributable to noncontrolling interests	(0.1)%	0.3%

Net income attributable to Polymer Group, Inc.	0.9%	2.4%

Comparison of Fiscal Years Ended January 1, 2011 and January 2, 2010

The following table sets forth components of our net sales and operating income (loss) by operating division for the fiscal year ended January 1, 2011, the fiscal year ended January 2, 2010 and the corresponding change (dollars in millions).

	Fiscal Years Ended
	January 1, 2011	January 2, 2010	Change
Net sales:
Nonwovens Segments
U.S. Nonwovens	$326.8	$302.3	$24.5
Europe Nonwovens	282.1	159.4	122.7
Asia Nonwovens	129.4	108.8	20.6
Latin America Nonwovens	306.5	234.3	72.2

Total Nonwovens Segments	1,044.8	804.8	240.0
Oriented Polymers	61.4	45.8	15.6

	$1,106.2	$850.6	$255.6

Operating income (loss):
U.S. Nonwovens	$24.5	$34.5	$(10.0)
Europe Nonwovens	13.6	2.2	11.4
Asia Nonwovens	25.2	23.2	2.0
Latin America Nonwovens	41.6	42.4	(0.8)
Oriented Polymers	3.3	2.4	0.9
Unallocated Corporate, net of eliminations	(39.0)	(30.0)	(9.0)

	69.2	74.7	(5.5)
Acquisition and integration expenses	(1.7)	(1.7)	—
Special charges, net	(18.0)	(20.8)	2.8

	$49.5	$52.2	$(2.7)

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $1,106.2 million for 2010, an increase of $255.6 million, or 30.0%, from net sales of $850.6 million in 2009. Net sales for 2010 improved in the Nonwovens Segments from 2009 by 29.8%, and net sales in 2010 in the Oriented Polymers segment increased 34.1% from 2009 results. A reconciliation of the change in net sales between 2009 and 2010 is presented in the following table (dollars in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Total Nonwovens	Oriented Polymers	Total
Fiscal year ended January 2, 2010	$302.3	$159.4	$108.8	$234.3	$804.8	$45.8	$850.6
Change in sales due to:
Volume	(10.2)	131.1	10.1	29.5	160.5	10.5	171.0
Price/mix	34.7	(1.1)	10.2	41.8	85.6	3.3	88.9
Foreign currency translation	—	(7.3)	0.3	0.9	(6.1)	1.8	(4.3)

Fiscal year ended January 1, 2011	$326.8	$282.1	$129.4	$306.5	$1,044.8	$61.4	$1,106.2

Nonwovens Segments:

The net volume increase of $160.5 million is primarily attributable to sales generated from the new acquisition in Europe, PGI Spain, which occurred in December 2009. Volumes were higher in all regions except the U.S. for 2010. The volume decline in the U.S. was predominantly related to lower volumes sold from carded technologies associated with the closure of our North Little Rock, Arkansas facility and consolidation of certain operations into our Benson, North Carolina facility. Our remaining business in the U.S., primarily represented by spunmelt technologies, achieved higher volumes on a year-over-year basis. We achieved increases in Latin America and Asia volumes compared to 2009. In our Latin America region, volume increased due to increased sales volumes achieved in our Mexico operations, made possible by the installation of a new line during the second half of 2009, continued sales growth in our Argentina facility and an improvement in certain hygiene markets in South America (where economic and political environments in certain countries negatively impacted sales demand in 2009, primarily affecting our operations in Colombia). The volume increases reflected above are net of the negative impact of the interruption of operations during the month of December 2010 due to the flood we experienced at our Cali, Colombia site. The Asia volume increases reflect continued growth in the medical and hygiene markets. In Europe, we experienced a stabilization of underlying demand in our industrial markets and achieved an increase in volumes in our consumer disposables and we have experienced a rebound in wipes demand.

Foreign currency translation rates resulted in lower sales for 2010 compared to the prior year period of $6.1 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers’ segment reflects the financial results of our Fabrene business operation in Canada. Oriented Polymers’ sales volumes for building, packaging and protective apparel products improved as demand in the industrial markets in which we participate showed some recovery from the depressed levels of 2009, resulting in an increase in volume of $10.5 million. Foreign currency translation rates resulted in higher sales for 2010 compared to the prior period of $1.8 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Gross Margin

Gross margin as a percent of net sales for 2010 declined to 19.0% from 21.6% in 2009, primarily driven by higher raw material costs and the accompanying increase in sales prices. During 2009, our gross margin as a percent of net sales benefited from the significant drop in raw material costs experienced in the fourth quarter 2008 and into the first quarter of 2009, which were not immediately offset by a corresponding drop in sales prices due to the lag in price pass-throughs. As raw material prices increased in the second half of 2009 and into the first two quarters of 2010, we did not experience the same benefit. Manufacturing costs were higher for the fiscal year 2010 predominantly due to higher costs in the U.S. associated with transitional manufacturing inefficiencies as we executed our plant consolidation activities, coupled with higher costs in our other regions due primarily to higher labor, energy and other cost categories. Additionally, while there is no depreciation expense in COGS associated with PGI Spain, the operating lease payments to Tesalca-Texnovo are reflected in COGS, which impacts the gross profit margin as well. Gross margin as a percent of sales was also negatively impacted by the disruption to operations that occurred at our Cali, Colombia facility during the month of December due to the flooding. The raw material component of COGS as a percentage of net sales increased from 46.3% in 2009 to 52.7% for 2010, whereas our labor and overhead components of the COGS decreased as a percentage of net sales from 2009 to 2010. As a percentage of net sales, labor decreased from 7.8% to 6.7% and overhead decreased from 24.3% to 21.6%. All of the above percentages were favorably impacted by increases in selling prices resulting from the pass-through of higher raw material costs.

Operating Income

A reconciliation of the change in operating income between the 2009 and 2010 is presented in the following table (dollars in millions):

	US Nonwovens	Europe Nonwovens	Asia Nonwovens	Latin America Nonwovens	Oriented Polymers	Corporate/ Other	Total
Fiscal year ended January 2, 2010	$34.5	$2.2	$23.2	$42.4	$2.4	$(52.5)	$52.2
Change in operating income due to:
Volume	2.6	26.1	2.9	10.5	2.8	—	44.9
Price/mix	34.5	(1.3)	9.6	39.8	3.4	—	86.0
Higher raw material costs	(42.1)	(4.2)	(7.7)	(38.0)	(3.0)	0.1	(94.9)
Lower (Higher) manufacturing costs	(4.9)	2.4	(2.8)	(3.6)	(0.7)	(0.1)	(9.7)
Foreign currency	(0.8)	(0.5)	(0.7)	(2.9)	(1.1)	—	(6.0)
Lower (Higher) depreciation and amortization expense	0.1	1.5	2.0	(0.3)	(0.1)	(0.2)	3.0
Higher special charges, net	—	—	—	—	—	2.8	2.8
All other, including higher selling, general and administrative spending	0.6	(12.6)	(1.3)	(6.3)	(0.4)	(8.8)	(28.8)

Fiscal year ended January 1, 2011	$24.5	$13.6	$25.2	$41.6	$3.3	$(58.7)	$49.5

Consolidated operating income was $49.5 million in 2010 as compared to $52.2 million in 2009. Raw material costs were up $94.9 million on a year-to-date basis compared to 2009. This higher cost was partially offset by increases in sales price/mix of $86.0 million, primarily resulting from selling price increases related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends. The increase in average selling price also reflects the results of selling effectiveness initiatives and improvements in product mix. The net effect of the above factors and initiatives resulted in a decrease in our operating income of $8.9 million in 2010 compared to 2009. A large portion of the impact is accounted for by the effects of the sales price to raw material lag effect with respect to contracted business in a rising raw material environment, whereby in 2009 we experienced a positive impact as selling prices were significantly higher in the first quarter of 2009 relative to raw material costs in the previous quarter. Manufacturing costs were $9.7 million higher than the prior year, predominantly due to increases in the U.S. region, and higher employee and utility costs in the other regions. Manufacturing costs were also negatively impacted by the disruption to operations during the month of December due to the flood in Cali, Colombia. The U.S. business was unfavorably impacted due to the timing associated with the start-up activities related to our carded consolidation efforts involving our Benson, North Carolina and North Little Rock, Arkansas plants, coupled with higher employee costs across the region. While spending has decreased for the U.S. carded locations as expected, 2010 production volumes were temporarily negatively impacted during the first six months of 2010 by the timing of the machinery and equipment relocation, installation and start-up activities. This resulted in higher inefficiencies and under-absorption of fixed costs. We achieved improved operating rates in the second half of 2010 in the U.S. carded operation. Changes in foreign currency rates resulted in translation of earnings and the re-measurement of monetary assets and liabilities outside of the U.S. at a lower rate, resulting in a $6.0 million negative impact to operating income.

Selling, general and administrative expenses were $141.5 million for 2010 compared to $113.3 million for 2009. The largest amount of the increase is represented by costs associated with the initial phase of the Spain Business Acquisition that was completed in December 2009. Additionally, other volume-related expenses, such as distribution (including shipping and handling) costs and selling and marketing costs increased along with higher compensation costs associated with our annual incentive plan, and other spending. Specifically, shipping and handling expenses were $9.0 million higher in 2010 compared to 2009. Non-cash stock compensation expenses were $2.9 million higher in 2010 compared to 2009. We recognized $2.3 million of incentive compensation costs during the first quarter of 2010 associated with a decision by the board of directors to make a discretionary payment associated with our 2009 performance as there was no formal incentive plan in place for the year. This amount was in excess of amounts recognized during the year associated with the 2010 incentive plan. A portion of the payment was paid in December 2009 and the remainder paid in March 2010, coupled with accrued compensation costs associated with our 2010 annual incentive plan. During the second quarter of 2010, we also recognized approximately $1.7 million of expense to establish a liability associated with sales-related taxes in certain of our foreign jurisdictions. Similar taxes amounted to $0.2 million in the first six months of 2009. We do not expect to recognize the same magnitude of expense on an on-going basis as was recorded in the second quarter of 2010. Selling, general and administrative costs as a percent of net sales decreased from 13.3% in 2009 to 12.8% for 2010. This percentage is impacted by the increase in selling prices resulting from the pass-through of higher raw material cost changes.

We recognized $1.7 million and $1.8 million of acquisition and integration costs during fiscal 2010 and 2009, respectively, associated with the acquisition of Tesalca-Texnovo that was completed in December 2009.

Special charges for 2010 were $18.0 million, consisting of non-cash impairment charges of $0.7 million related to the write-down of certain property in Neunkirchen, Germany to its estimated fair value less costs to sell, and restructuring and plant realignment costs of: (i) $7.3 million of severance and other shutdown costs related to facilities in the United States associated with the consolidation of our carded business in Benson, North Carolina; (ii) $1.8 million of severance and other shutdown costs related to facilities in Europe and Latin America; (iii) $6.4 million of other costs, primarily related to professional service fees attributable to the Merger and (iv) $1.8 million of costs related to damaged inventory and restoration costs related to a flood in our Colombia plant. Special charges for 2009 of approximately $20.8 million included non-cash impairment charges of $3.4 million related to the write-down of certain property and equipment in North Little Rock, Arkansas and Neunkirchen, Germany to their estimated fair value less costs to sell, and restructuring and plant realignment costs comprised of: (i) $11.3 million associated with our announced closure of the North Little Rock, Arkansas facility and relocation of some of these assets to our facility in Benson, North Carolina; (ii) $3.4 million of severance and other shut-down costs in Europe related to the ongoing restructuring efforts of the European operations; (iii) $0.8 million related to an ongoing employee claim in Argentina; (iv) $1.7 million of severance costs related to other restructuring initiatives in the United States and Canada, and (v) $0.2 million of other costs.

Interest and Other Expense

Net interest expense increased from $26.7 million during 2009 to $31.7 million during 2010. The increase in net interest expense was largely due to higher interest rates on our term loan borrowings and the impact of the Interest Rate Swap, which also includes the portion of the swap that was frozen in Accumulated other comprehensive income related to the amendment of our Old Credit Facilities in September 2009, partially offset by the impact of reduced term loan borrowings.

Effective May 8, 2007, we entered into a cash flow hedge agreement, which expired on June 29, 2009, which effectively converted $240.0 million of notional principal amount of our Old Credit Facilities from a variable LIBOR rate to a fixed LIBOR rate of 5.085%. Additionally, on February 12, 2009, we entered into an Interest Rate Swap, which became effective June 30, 2009 and matured on June 30, 2011, which originally effectively converted $240.0 million of notional principal amount of our Old Credit Facilities from a variable LIBOR rate to a fixed LIBOR rate of 1.96%.

In connection with the amendment of our Old Credit Facilities in September 2009, substantially all of the borrowings under such credit facilities were subject to a LIBOR floor of 2.5%. As a result of the new LIBOR floor, the effectiveness of the Interest Rate Swap was modified. See “Quantitative and Qualitative Disclosures About Market Risk.” In connection with the Transactions, we settled the Interest Rate Swap for a cost of $2.1 million.

During the first quarter of 2009, we reacquired $15.0 million of debt, for cash, and recognized a gain on such reacquisition of $2.4 million, net of the write-off of deferred financing fees of $0.2 million. During the three months ended October 3, 2009, we incurred costs related to the amendment of our Old Credit Facilities. As a result, a portion of the unamortized loan acquisition costs associated with the November 2005 financing in the amount of $3.5 million were written off and, together with $1.6 million of third-party costs incurred in connection with the amendment of our Old Credit Facilities, are included in Loss of extinguishment of debt in the Consolidated Statement of Operations.

Foreign currency and other loss, net decreased by $3.7 million, from $5.2 million in 2009 to $1.5 million in 2010, primarily due to movement in foreign currency rates. On February 8, 2010, we entered into a series of foreign currency exchange forward contracts (put options and call options) that provided for a floor and ceiling price on payments related to our new line under construction in Suzhou, China, with the objective to hedge changes in the fair value of the firm commitment to purchase equipment. During 2010, we recognized a gain on the change in the fair value of the hedge instrument compared to the change in the value of the firm commitment as of January 1, 2011 for the ineffective portion of the hedge of $0.05 million. See “Quantitative and Qualitative Disclosures About Market Risk.”

Income Tax (Benefit) Expense

During 2010, we recognized income tax expense of $4.5 million on consolidated income before income taxes and discontinued operations of $16.3 million. During 2009, we recognized income tax expense of $8.6 million on consolidated income before income taxes and discontinued operations of $17.6 million.

Our income tax expense in 2010 and 2009 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, in amounts of $12.2 million and $8.4 million, respectively; foreign withholding taxes for which tax credits are not anticipated, in amounts of $1.2 million and $1.1 million, respectively; changes in the amounts recorded for PHC tax uncertainties, in amounts of $(7.9) million and $1.0 million, respectively; foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, in amounts of $(4.0) million and $(4.1) million, respectively; intraperiod tax allocation exception, in amounts of $(2.8) million and $(3.7) million, respectively; U.S. state taxes, in amounts of $0.02 million and $(0.1), respectively; and miscellaneous items (none of which are material individually).

Income from Discontinued Operations

Discontinued operations are comprised of the net operating results of FabPro for 2009 and Difco for 2009 and 2010. During the second quarter of 2009, we concluded that FabPro constituted an asset held for sale and, accordingly, we have presented FabPro as a discontinued operation. We completed the sale of FabPro during the third quarter of 2009. We divested the Difco business in the second quarter of 2011. Accordingly, Difco has been presented as a discontinued operation for all past periods presented. We recognized income from discontinued operations of $2.1 million during 2009 and a loss of $0.8 million during 2010. We also recognized a gain on the sale of FabPro of approximately $6.8 million during 2009.

Net Loss Attributable to Noncontrolling Interests

Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the third quarter of 2009, these interests included a 40% noncontrolling interest in our Argentine subsidiary, Dominion Nonwovens Sudamerica S.A., and a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the Argentina Noncontrolling Interest Acquisition in fourth quarter of 2009 and completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.

Net Income Attributable to Polymer Group, Inc.

As a result of the factors described above, we recognized net income attributable to Polymer Group, Inc. of $10.4 million for 2010 compared to net income of $20.1 million for 2009.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations and borrowing availability under our Old Credit Facilities. Following the Transactions, our primary source of liquidity continues to be cash balances on hand, cash flows from operations, cash inflows from the sale of certain account receivables through our factoring arrangements, borrowing availability under our existing credit facilities, our ABL facility, and a potential new China-based financing arrangement for our New China Hygiene Line.

Of our $72.7 million of cash and cash equivalents balance, as of December 31, 2011, $55.0 million was held by subsidiaries outside of the U.S., the vast majority of which was available for repatriation through various intercompany arrangements.

We currently have intercompany loan agreements in place that allow us to permanently repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries use of U.S. legal entities intellectual property rights that allow us to permanently repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. Should we decide to permanently repatriate foreign jurisdiction earnings, by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. We believe that any such dividend activity and the related tax effect would not be material.

Our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.

Comparison as of December 31, 2011 and January 1, 2011

Balance Sheet Data:	December 31, 2011	January 1, 2011
	Successor	Predecessor
	(Dollars in millions)
Cash and cash equivalents	$72.7	$72.4
Working capital	152.5	178.8
Total assets	1,060.6	732.0
Total debt, including short-term borrowings	600.4	333.9
Total shareholders’ equity	187.3	134.3

We had working capital (which consists of current assets less current liabilities) of approximately $152.5 million at December 31, 2011 compared with $178.8 million at January 1, 2011. As compared to January 1, 2011, our working capital balances decreased $26.3 million. Current assets decreased by $6.8 million and current liabilities increased $19.5 million. The $26.3 million decrease was due to: (i) $19.4 million of higher trade and other accounts receivable; (ii) a $16.6 million increase in accounts payable and accrued liabilities balances; (iii) a $14.0 million reduction in assets of discontinued operations, due to the sale of Difco in fiscal 2011; (iv) a $1.9 million increase in net deferred tax liabilities, principally due to the reevaluation of our deferred taxes assets and liabilities resulting from the application of purchase accounting, partially offset by the release of the unrecognized tax benefit liability associated with the resolution of the aforementioned PHC Matter; (v) a $6.9 million increase in short-term borrowings and current portion of long-term debt, principally due to our obligation to pay back $4.0 million on the Suzhou Credit Facility in fourth quarter 2012; (vi) a $6.2 million reduction in other current assets due primarily to a reduction in insurance recoveries receivables since we collected all amounts due associated with the Colombia flood in fiscal 2011, and amounts due from factoring agents; (vii) a $1.3 million reduction in inventories; (viii) a $ 0.9 million decrease in income taxes payable; and (ix) a $0.3 million increase in cash-on-hand.

Accounts receivable at December 31, 2011 were $141.2 million as compared to $121.8 million at January 1, 2011, an increase of $19.4 million. The net increase in accounts receivable was primarily attributable to higher overall selling prices associated with product sold to customers during fourth quarter 2011 as compared to fourth quarter 2010. We believe that our reserves adequately protect us against foreseeable increased collection risk. Accounts receivable represented approximately 44 days of sales outstanding at December 31, 2011 as compared to 41 days of sales outstanding at January 1, 2011.

Inventories at December 31, 2011 were $103.9 million, a decrease of $1.3 million from inventories at January 1, 2011 of $105.2 million. The $1.3 million decrease in inventory was comprised of a $2.1 million decrease in raw materials reflecting lower overall purchase price of raw material at year-end 2011 compared to the prior year period; partially offset by component increases in finished goods and work-in process of $0.5 million and $0.3 million, respectively. We had inventory representing approximately 39 days of cost of sales on hand at December 31, 2011 compared to 44 days of cost of sales on hand at January 1, 2011.

Accounts payable and accrued liabilities at December 31, 2011 were $190.5 million as compared to $173.9 million at January 1, 2011, an increase of $16.6 million. The increase was primarily related to accrued interest on the Notes. Interest on the Notes is payable twice annually on February 1 and August 1 and accrued interest was higher by $18.2 million as of December 31, 2011. Accounts payable and accrued liabilities balances were also impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, and changes in restructuring accruals and various other accruals for non-income taxes and other third-party fees. Accounts payable and accrued liabilities represented approximately 71 days of cost of sales outstanding at December 31, 2011 compared to 73 days of cost of sales outstanding at January 1, 2011.

Comparison of Eleven Months Ended December 31, 2011, One Month Ended January 28, 2011 and Twelve Months Ended January 1, 2011

Cash Flow Data:	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Twelve Months Ended January 1, 2011
	Successor	Predecessor	Predecessor
	(Dollars in millions)
Net cash (used in) provided by operating activities	$24.1	$(25.3)	$63.2
Net cash used in investing activities	(468.0)	(8.3)	(41.3)
Net cash provided by (used in) financing activities	445.2	31.4	(8.1)

Operating Activities

Net cash provided by operating activities was $24.1 million in the eleven months ended December 31, 2011, compared to cash used in operating activities of $25.3 million in the one month ended January 28, 2011, and compared to cash provided by operating activities of $63.2 million during the twelve months of 2010.

A primary contributor to the activity in the eleven month period was cash paid for fees and other costs associated with the Transactions. Cash payments for professional fees and other transaction costs related to the Merger, excluding direct financing costs, were $34.1 million in the eleven months ended December 31, 2011. As of January 28, 2011, we had $31.1 million of restricted cash classified in other current assets. This restriction caused an increase in net cash used in operating activities for the one month period of $31.1 million which was offset in the eleven month period when the restricted cash was used in conjunction with the Transactions. The cash outflows were offset by $5.7 million of insurance cash proceeds received during the eleven month period ended December 31, 2011. In addition, we currently anticipate future proceeds from the sale of closed facilities and idled equipment of approximately $1.7 million, which is expected to be received in 2012. Additionally, working capital, excluding the effect of the restricted cash described above, required a use of cash of $5.5 million in the eleven months ended December 31, 2011 and provided cash of $4.1 million in the one month period ended January 28, 2011. In the twelve months ended January 1, 2011, working capital provided a source of cash of $10.9 million. Finally, lower income resulting from the disruption of activities that occurred in our Cali, Colombia manufacturing facility negatively impacted operating cash flow. As sales volumes and raw material costs change, inventory and accounts receivable balances are expected to rise and fall, accordingly, resulting in changes in our levels of working capital balances and cash flow going forward.

We review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position. To the extent from time to time further decisions are made to restructure our business, such actions could result in cash restructuring charges and asset impairment charges, which could be material.

Cash tax payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in our tax structure and any resolutions of uncertain tax positions.

Investing Activities

Net cash used in investing activities amounted to $468.0 million, $8.3 million and $41.3 million in the eleven months ended October 1, 2011, one month ended January 28, 2011 and twelve months ended January 1, 2011, respectively.

The significant amount of cash used in the eleven month period was primarily a result of the Merger, which resulted in a use of cash of $403.5 million, representing the purchase price. Capital expenditures during the eleven months ended December 31, 2011 and the one month ended January 28, 2011 were $68.4 million and $8.4 million, respectively. Comparatively, capital spending was $45.2 million in the twelve month period ended January 1, 2011. Capital expenditures in all three periods were predominantly associated with our announced expansion projects for China and Waynesboro, Virginia. We estimate our annual maintenance capital expenditures to be less than $15.0 million. Net cash used in our investing activities in the eleven month period ended December 31, 2011 was favorably impacted by

$11.4 million of cash proceeds associated with the sale of assets. Also included was a cash outlay of $7.2 million for the acquisition of the remaining noncontrolling interest in Nanhai, China. As business conditions and working capital requirements change, we actively seek to manage our capital expenditures where possible, enabling us to appropriately balance cash flows from operations with capital expenditures.

We entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution in the first quarter of 2010. These contracts, which had been subsequently amended third quarter 2010, were cancelled on January 20, 2011 for a cash cost of $0.5 million. Simultaneously with the cancellation of the forward contracts, we entered into new forward contracts that fixed the remaining future payments of €16.2 million (as of January 20, 2011) associated with the New Suzhou Medical Line spunmelt equipment at a weighted average rate of 1.352 (Euro to U.S. dollar), equal to $21.9 million.

Financing Activities

Net cash provided by financing activities amounted to $445.2 million and $31.4 million in the eleven month period ended December 31, 2011 and one month period ended January 28, 2011, respectively. We had a net use of cash of $8.1 million in twelve months ended January 1, 2011.

The one month activity consisted primarily of borrowings in connection with the Transactions. The $445.2 million cash increase in the eleven months ended December 31, 2011 was primarily a result of the Transactions. The issuance of the Notes resulted in a cash inflow of $560.0 million. In addition, we received cash inflows of $259.9 million, related to the issuance of common stock in conjunction with the Transactions, and $18.5 million of proceeds from other borrowings. Comparatively, we had a total financing inflow of $45.9 million in the twelve months ended January 1, 2011.

We had cash outflows of $374.0 million in the eleven months ended December 31, 2011, which was primarily attributable to the repayment of our pre-Merger debt in conjunction with the Transactions. We also incurred cash expenditures of $19.3 million related to loan acquisition costs during the eleven month period. We had total cash financing outflows of $54.3 million in the twelve months ended January 1, 2011, related to repayment of borrowings.

While we have experienced stabilization in most of our end-use markets, we continue to experience volatility in raw material pricing, including significant increase in near term pricing and tight raw material supply conditions and increased competitive pricing pressures as new capacity comes into the market. However, based on our ability to generate positive cash flows from operations and the financial flexibility provided by our credit facilities, we believe that we have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. In addition to cash from operations, we have access to the ABL Facility (subject to the available borrowing base) as a result of the Transactions, cash on our balance sheet, our factoring agreements and our credit facility in Argentina to provide liquidity going forward.

Contractual Obligations

The following table sets forth our contractual obligations under existing debt agreements, operating leases and capital leases that have initial or non-cancellable lease terms in excess of one year as of December 31, 2011 and purchase commitments as of December 31, 2011 (dollars in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt, including short-term borrowings (1)	$600.6	$12.5	$22.9	$5.2	$560.0
Obligations under third party nonaffiliated operating lease agreements (2)	64.9	11.6	20.7	17.8	14.8
Capital lease obligations (3)	0.4	0.2	0.2	—	—
Purchase commitments (4)	95.3	79.1	16.2	—	—

Total (5)	$761.2	$103.4	$60.0	$23.0	$574.8

(1)	Excludes estimated cash interest payments of approximately $45.1 million, $88.2 million, $87.0 million and $108.5 million for periods less than 1 year, 1 to 3 years, 3 to 5 years and more than 5 years, respectively, based on the assumption that the rate of interest remains unchanged from December 31, 2011 and only required amortization payments are made.

(2)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.
(3)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.
(4)	Represents our commitments related to the purchase of raw materials, maintenance, converting services and capital projects, including our obligations associated with the China Capital Expansion Projects (discussed in further detail below). As of December 31, 2011, we have documentary letters of credit related to $4.4 million of raw material purchases that are included in this amount.
(5)	See “Other Obligations and Commitments” below for further discussion of other contractual obligations, including unrecognized tax obligations.

Debt Obligations

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged.

Our liquidity requirements are significant, primarily due to debt service requirements. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment obligations.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, seek to repurchase our debt securities or repay loans at any time, including the Notes and loans under the ABL Facility, in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Notes

In connection with the Transactions, Polymer Group issued the Notes which are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer Group’s existing wholly-owned domestic subsidiaries.

The indenture governing the Notes, among other restrictions, limits our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v); incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.

Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.

ABL Facility

In connection with the Transactions, we entered into a senior secured asset-based revolving credit facility to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. The ABL Facility provides borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. The ABL Facility is comprised of (i) a revolving tranche of up to $42.5 million and (ii) a first-in, last out revolving tranche of up to $7.5 million.

The ABL Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross acceleration to certain indebtedness, bankruptcy and insolvency defaults, certain events under ERISA, certain monetary judgment defaults, invalidity of guarantees or security interests, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

As of December 31, 2011, we have had no borrowings under the ABL Facility. As of December 31, 2011, the borrowing base was $34.7 million and since we had outstanding standby letters of credit of $10.9 million, the resulting net availability under the ABL Facility was $23.8 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 31, 2011.

Subsidiary Indebtedness

Argentina Indebtedness

Short-term borrowings

Our subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $5.0 million as of December 31, 2011. These facilities mature at various dates through December 2012. As of December 31, 2011, the average interest rate on these borrowings was 3.04%. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.

Long-term borrowings

In January 2007, our subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with banking institutions in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, amount to 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of December 31, 2011, the face amount of the outstanding indebtedness was approximately $15.5 million, consisting of the U.S. dollar-denominated loan. Concurrent with the Merger, we repaid and terminated the Argentine peso-denominated loans.

As a part of the Acquisition purchase accounting process, we adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to the fair market value as of that date. As a result, we recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. We are amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in our December 31, 2011 Consolidated Balance Sheet. Accordingly, as of December 31, 2011, the carrying amount of the Argentina Credit Facility was $15.0 million.

The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of approximately $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.

China Facility

As discussed earlier, we entered into the China Facility in the third quarter of 2010 to finance a portion of the installation of the New Suzhou Medical Line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the China Facility, excluding any interest added to principal, amounts to $20.0 million. As of December 31, 2011, we had borrowed $20.0 million under the China Facility.

The three-year term of the agreement begins with the date of the first draw down on the China Facility. We were not required to pledge any security for the benefit of the China Facility. The interest rate applicable to borrowings under the China Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. We are obligated to repay $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid in the fourth quarter of 2013.

Other Subsidiary Indebtedness

As of December 31, 2011, our subsidiaries also had other letters of credit in the amount of $4.4 million, which was primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of December 31, 2011.

Operating Lease Obligations

We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $8.3 million, $0.9 million, $9.9 million and $5.1 million for the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively. The expenses are recognized on a straight-line basis over the life of the lease. Certain of these leases associated with our PGI Spain business were cancelled in conjunction with the Transactions. If we were to exclude the impact of the cancelled leases on our predecessor financial periods, our rent expense would have been approximately $0.5 million, $4.4 million and $4.6 million for the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

On October 7, 2011, an equipment lease agreement associated with our new U.S. spunmelt line commenced (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. In the fourth quarter of 2011, we paid $2.1 million pursuant to the Equipment Lease Agreement. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million.

Purchase Commitments

Of our $95.3 million of purchase commitments at December 31, 2011, $51.0 million related to the future purchase of raw materials, $43.9 million represents commitments for the acquisition of the two new spunmelt lines in China and $0.4 million related to the purchase of maintenance and converting services. Of the $43.9 million associated with the new spunmelt lines in China, $40.2 million is associated with the New China Hygiene Line (discussed in further detail below) and the remaining $3.7 million is associated with the New Suzhou Medical Line.

China Hygiene Expansion Project. On June 24, 2011, we entered into a firm purchase commitment to acquire a spunmelt line, the New China Hygiene Line. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, existing U.S.-based credit facility and new China-based financing, as needed. As of December 31, 2011, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $62.2 million, which includes $40.2 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $62.2 million, $61.8 million is expected to be expended through the fourth quarter of fiscal year 2013, with the remaining amount in subsequent years. On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of December 31, 2011, the remaining notional amount of the June 2011 FX Forward Contracts was €28.0 million, which is the equivalent of $40.3 million.

Other Obligations and Commitments

Factoring Agreements

We have entered into factoring agreements to sell, without recourse or discount, certain of our U.S. and non-U.S. company-based receivables to unrelated third party financial institutions for a fee based upon the gross amount of the receivables sold.

Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreements that our Mexico, Colombia and Spain subsidiaries have entered into associated with the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $34.5 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

The sale of our receivables under our factoring agreements accelerates the collection of cash associated with trade receivables and reduces customer credit exposure. The net amount of trade receivables due from the factoring entities, and therefore, excluded from our accounts receivable, was $7.6 million as of December 31, 2011. We may in the future increase the sale of receivables or enter into additional factoring agreements.

Other Obligations

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $25.9 million as of December 31, 2011 have been excluded from the contractual obligations table above. We anticipate that we will contribute approximately $5.1 million to our pension and postretirement plans in 2012. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

Covenant Compliance

Under the indenture governing the Notes and under the credit agreement governing our ABL Facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Our Notes and ABL Facility generally define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring and other items permitted in calculating covenant compliance under the indenture governing the Notes and the credit agreement governing our ABL Facility.

We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA eliminates the effect of certain non-cash depreciation of tangible assets and amortization of intangible assets, along with the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing the Notes and in our ABL Facility. Adjusted EBITDA is a material component of these covenants.

Adjusted EBITDA is not a recognized term under U.S. GAAP, and should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with U.S. GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-U.S. GAAP financial measures have limitations which should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles net loss to Adjusted EBITDA (dollars in millions):

	Three Months Ended December 31, 2011	Twelve Months Ended December 31, 2011
Net loss	$(21.4)	$(94.4)
(Income) loss from discontinued operations	(0.6)	5.4
Loss from sale of discontinued operations	—	0.7
Net income attributable to noncontrolling interest	—	0.1
Interest expense, net	12.9	48.3
Income and franchise tax benefit	(4.9)	(2.3)
Depreciation & amortization (a)	15.7	58.1
Adjustments resulting from application of purchase accounting (b)	1.2	15.9
Non-cash compensation (c)	0.2	1.8
Special charges (d)	11.9	62.2
Foreign currency and other non-operating loss, net (e)	14.3	21.5
Severance and relocation expenses (f)	0.4	2.4
Unusual or non-recurring charges, net	0.7	1.3
Business optimization expense (g)	0.2	0.6
Management, monitoring and advisory fees (h)	0.8	3.0
Impact of the Spain lease (i)	—	0.4
Annualized incremental contribution from Cali, Colombia spunmelt lines (j)	2.3	15.7
Public company costs (k)	—	0.2

Adjusted EBITDA	$33.7	$140.9

(a)	Excludes loan amortization costs that are included in interest expense.
(b)	Reflects adjustments to inventory related to the step-up in value pursuant to U.S. GAAP resulting from the application of purchase accounting in relation to the Transactions.
(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock option plans.
(d)	Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities and other charges included in Special charges, net in our consolidated statement of operations.
(e)	Reflects (gains) losses from foreign currency translation of intercompany loans, unrealized (gains) losses on interest rate and foreign currency hedging transactions, (gains) losses on sales of assets outside the ordinary course of business, factoring costs and certain other non-operating (gains) losses recorded in Foreign Currency and Other (Gain) Loss, net above as well as (gains) losses from foreign currency transactions recorded in Other Operating (Income) Loss, net above.
(f)	Reflects severance and relocation expenses not included under Special charges above.
(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.
(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.
(i)	Reflects the lease payments associated with the Spain building and equipment lease prior to our exercise of the Spain call option on January 28, 2011.
(j)	Represents the annualized earnings of our spunmelt lines in Cali, Colombia for the period the plant was down due to the flooding. The adjustment is based on the actual earnings of the spunmelt lines in Colombia during the third quarter of 2010.
(k)	Reflects estimated costs associated with having public equity, including director fees and transfer agent fees, annual report costs, incremental costs associated with a separate audit report on internal controls and other costs that are not expected to continue post-closing. Costs that will continue for the Notes related to having public debt have not been adjusted.

Hedging Activities

Foreign Exchange Forward Contracts

On January 19, 2011, we terminated and settled the foreign exchange forward contracts that we had entered into in February 2010 and entered into the January 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the January 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New Suzhou Medical Line. As of December 31, 2011, the notional amount of the January 2011 FX Forward Contracts was €2.7 million, which is the equivalent of $3.7 million.

On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of December 31, 2011, the remaining notional amount of the June 2011 FX Forward Contracts was €28.0 million, which is the equivalent of $40.3 million.

Interest Rate Swap Contracts

Prior to the Transactions, we maintained a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of our Old Credit Facilities from a variable LIBOR rate to a fixed LIBOR rate. In connection with the Transactions, we settled the 2009 Interest Rate Swap for a cost of $2.1 million.

Further details associated with our predecessor interest rate swap contracts are discussed in Note 16 “Derivative and Other Financial Instruments and Hedging Activities” to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Effects of Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was not overly significant during 2011 and 2010. However, as we grow our business in geographies with higher inflation rates, it could have a larger impact on our business in the future. Additionally, we continue to be impacted by rising raw material costs. See Item 7A of Part II to this Annual Report on Form 10-K for further disclosures about our market risk.

Recent Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This guidance clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, were adopted by us in the first quarter of fiscal 2010. Additionally, the amended guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the “Disaggregation Guidance”). We adopted the Disaggregation Guidance beginning January 2, 2011. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance enhances the disclosure requirements about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financing receivables include, but are not limited to, loans, trade accounts receivable, notes receivables and other receivables, including factoring receivables. We adopted the amended guidance related to period-end balances as of the fiscal year ended January 1, 2011. The adoption of that guidance did not have a significant effect on our consolidated financial statements. We adopted the amended guidance for activities occurring during the reporting period effective January 2, 2011. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 to amend certain guidance in ASC 805, “Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. We adopted the amended guidance effective January 2, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 4 “Acquisitions — Blackstone Acquisition” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the pro forma disclosures required by the amended guidance.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update provides guidance on the requirements to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative. We adopted the amended guidance effective January 2, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend certain guidance in ASC 820, “Fair Value Measurement.” This update provides guidance to improve the consistency of the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The amended guidance is effective for the first reporting period beginning after December 15, 2011. We are still assessing the potential impact of adoption.

In June 2011, the FASB issued ASU 2011-05 to amend certain guidance in ASC 220, “Comprehensive Income.” This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. Further, the guidance requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amended guidance is effective for the first reporting period beginning after December 15, 2011. We are still assessing the potential impact of adoption.

In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles-Goodwill and Other.” This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. The amended guidance is effective for the first reporting period beginning after December 15, 2011, though early adoption is permitted. We did not early adopt this guidance and are still assessing the potential impact of adoption.

In December 2011, the FASB issued ASU 2011-11 to amend certain guidance in ASC 210-20, “Balance Sheet: Offsetting.” This update enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with US GAAP or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should be applied retrospectively to all comparative periods presented. We are still assessing the potential impact of adoption.

Critical Accounting Polices and Other Matters

The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, acquisitions, inventories, income taxes, impairment of long-lived assets, impairment of indefinite-lived intangible assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place named by the customer, depending upon contract terms and when collectability is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. We base our estimate of the expense to be recorded each period on historical returns and allowance levels. We do not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

Accounts Receivable and Concentration of Credit Risks. Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers’ financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash inflows from product sales, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At December 31, 2011, a reserve of $1.1 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

Acquisitions. We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuation reflect a consideration of the marketplace, and include the amount and timing of future cash flows, the underlying technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events or circumstances may occur which could affect the accuracy or validity of the estimates and assumptions.

Inventories. We maintain reserves for inventories which are primarily valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary.

Income Taxes. We record an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits, as well as tax planning strategies available to us. Additionally, we have not provided U.S. income taxes for undistributed earnings of certain foreign subsidiaries that are considered to be retained indefinitely for reinvestment. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in our consolidated financial statements.

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

Impairment of Long-Lived Assets. Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flow for existing assets could render a write-down necessary that previously required no write-down.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of December 31, 2011, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material writedowns for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

Impairment of Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets is comprised of the goodwill and the trade name and trademarks that we recognized as a result of the Transactions. We test goodwill for impairment on at least an annual basis. Our impairment test for goodwill requires us to compare the carrying value of reporting units with assigned goodwill to fair value. If the carrying value of a reporting unit exceeds its fair value, we may be required to record an impairment charge to goodwill. When testing goodwill, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Our annual goodwill impairment testing date is during the fourth quarter of each fiscal year to be in alignment with our annual business planning and budgeting process. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. We completed our last annual impairment testing of goodwill in fourth quarter 2011, and as a result of that analysis, we concluded that we had an impairment of goodwill of approximately $7.6 million which was attributed to four of our twelve reporting units.

Stock-Based Compensation. We account for stock-based compensation related to our employee share-based plans in accordance with the methodology defined in the current authoritative guidance for stock compensation. The compensation costs related to all new grants and any unvested portion of prior grants have been measured based on the grant-date fair value of the award. Consistent with the authoritative guidance, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when we and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probability of the achievement of such performance conditions.

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

Restructuring. Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, census reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to the restructuring actions are appropriately recognized when identified.

Environmental

We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. We believe that we are in substantial compliance with current applicable environmental requirements and do not currently anticipate any material adverse effect on our operations, financial or competitive position as a result of our efforts to comply with environmental requirements. In the past several years, we have witnessed increased climate change related legislation and regulation on a variety of levels, both within the U.S. and throughout the international community. In summary, the risk of environmental liability is inherent due to the nature of our business, and accordingly, there can be no assurance that material environmental liabilities will not arise.

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

Long-Term Debt and Interest Rate Market Risk

Our long-term financing consists of $560.0 million of 7.75% senior secured notes due 2019. As fixed-rate debt, the interest would not change with a change in the market interest rate. Certain of our subsidiary indebtedness have a variable interest rate, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of December 31, 2011, would change our interest expense by approximately $0.4 million.

The estimated fair value of our outstanding long-term debt, including current portion, as of December 31, 2011, was approximately $612.8 million.

Foreign Currency Exchange Rate Risk

We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on our local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During 2011 and 2010, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income.

On January 19, 2011, we entered into the January 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the New Suzhou Medical Line equipment purchase contract. The objective of the January 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New Suzhou Medical Line. As of December 31, 2011, the remaining notional amount of the January 2011 FX Forward Contracts was €2.7 million, which is the equivalent of $3.7 million. Further, on June 30, 2011, we entered into June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the New China Hygiene Line equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of December 31, 2011, the remaining notional amount of the June 2011 FX Forward Contracts was €28.0 million, which is the equivalent of $40.3 million.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyester fiber, polyethylene resin, and, to a lesser extent, rayon and tissue paper. The prices of polypropylene, polyethylene and polyester are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. In addition, to the extent that we cannot procure our raw material requirements from a local country supplier, we will import raw materials from outside refiners. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other suppliers with whom we conduct business would be able to fulfill our long-term requirements. However, the loss of certain of our suppliers or the delay in the import of raw materials could, in the short-term, adversely affect our business until alternative supply arrangements are secured and the respective suppliers were qualified with our customers, or when importation delays of raw material are resolved. We have not historically experienced, and do not expect, any significant disruptions in the long-term supply of raw materials.

We have not historically hedged our exposure to raw material increases with synthetic financial instruments. However, we have certain customer contracts with price adjustment provisions which provide for index-based pass-through of changes in the underlying raw material costs, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of net sales have increased from 52.7% in fiscal 2010 to 58.2% for the eleven months ended December 31, 2011. On a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our COGS would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.4 million, on an annualized basis based on current purchase volumes in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our COGS would decrease and our operating profit would correspondingly increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	63

Consolidated Statements of Operations for the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal years ended January 1, 2011 and January 2, 2010	64

Consolidated Statements of Comprehensive Income (Loss) for the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal years ended January 1, 2011 and January 2, 2010	65

Consolidated Statements of Changes in Shareholders’ Equity for the eleven months ended December 31, 2011 and the one month ended January 28, 2011 and the fiscal years ended January 1, 2011 and January 2, 2010	66

Consolidated Statements of Cash Flows for the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal years ended January 1, 2011 and January 2, 2010	67

Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Polymer Group, Inc.:

We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2011 (Successor) and January 1, 2011 (Predecessor), and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 2, 2011 to January 28, 2011 (Predecessor), and the years ended January 1, 2011 (Predecessor) and January 2, 2010 (Predecessor). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of December 31, 2011 (Successor) and January 1, 2011 (Predecessor), and the results of their operations and their cash flows for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 2, 2011 to January 28, 2011 (Predecessor), and the years ended January 1, 2011 (Predecessor) and January 2, 2010 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/   GRANT THORNTON LLP

Charlotte, North Carolina

March 30, 2012

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	Successor	Predecessor
	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$72,742	$72,355
Accounts receivable, net	141,172	121,747
Inventories, net	103,911	105,180
Deferred income taxes	4,404	4,640
Other current assets	36,044	42,338
Assets of discontinued operations	—	18,805

Total current assets	358,273	365,065
Property, plant and equipment, net	493,352	323,134
Goodwill	80,546	2,253
Intangible assets, net	83,751	5,280
Deferred income taxes	1,939	916
Other noncurrent assets	42,717	35,329

Total assets	$1,060,578	$731,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,000	$2,112
Accounts payable and accrued liabilities	190,516	173,859
Income taxes payable	1,023	1,932
Deferred income taxes	1,691	—
Current portion of long-term debt	7,592	3,609
Liabilities of discontinued operations	—	4,793

Total current liabilities	205,822	186,305
Long-term debt	587,853	328,170
Deferred income taxes	34,807	20,067
Other noncurrent liabilities	44,799	54,183

Total liabilities	873,281	588,725
Commitments and contingencies Shareholders’ equity:
Successor common stock — 1,000 shares issued and outstanding at December 31, 2011	—	—
Predecessor Class A common stock — 21,326,678 issued and outstanding at January 1, 2011	—	213
Predecessor Class B convertible common stock — 78,203 shares issued and outstanding at January 1, 2011	—	1
Predecessor Class C convertible common stock — 24,319 issued and outstanding at January 1, 2011	—	—
Predecessor Class D convertible common stock — 0 shares issued and outstanding	—	—
Predecessor Class E convertible common stock — 0 shares issued and outstanding	—	—
Predecessor preferred stock — 0 shares issued and outstanding	—	—
Additional paid-in capital	260,597	216,888
Retained deficit	(76,171)	(121,819)
Accumulated other comprehensive income	2,871	39,053

Total Polymer Group, Inc. shareholders’ equity	187,297	134,336
Noncontrolling interests	—	8,916

Total equity	187,297	143,252

Total liabilities and equity	$1,060,578	$731,977

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Net sales	$1,102,929	$84,606	$1,106,211	$850,605
Cost of goods sold	932,523	68,531	896,319	667,255

Gross profit	170,406	16,075	209,892	183,350
Selling, general and administrative expenses	134,483	11,564	141,461	113,318
Special charges, net	41,345	20,824	17,993	20,763
Acquisition and integration expenses	—	—	1,742	1,789
Other operating loss (income), net	2,634	(564)	(815)	(4,736)

Operating (loss) income	(8,056)	(15,749)	49,511	52,216
Other expense (income):
Interest expense, net	46,409	1,922	31,728	26,712
Gain on reacquisition of debt	—	—	—	(2,431)
Loss on extinguishment of debt	—	—	—	5,088
Foreign currency and other loss, net	18,636	82	1,454	5,246

(Loss) income before income tax expense and discontinued operations	(73,101)	(17,753)	16,329	17,601
Income tax (benefit) expense	(3,272)	549	4,534	8,578

(Loss) income from continuing operations	(69,829)	(18,302)	11,795	9,023
Discontinued operations:
(Loss) income from operations of discontinued business	(5,548)	182	(765)	2,113
(Loss) gain on sale of discontinued operations	(735)	—	—	6,802

(Loss) income from discontinued operations, net of tax	(6,283)	182	(765)	8,915

Net (loss) income	(76,112)	(18,120)	11,030	17,938
Net (income) loss attributable to noncontrolling interests	(59)	(83)	(623)	2,137

Net (loss) income attributable to Polymer Group, Inc.	$(76,171)	$(18,203)	$10,407	$20,075

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Net (loss) income	$(76,112)	$(18,120)	$11,030	$17,938
Other comprehensive income (loss), net of tax
Unrealized currency translation adjustments	(3,290)	2,845	(4,627)	5,976
Employee postretirement benefits	6,161	—	5,735	12,792
Cash flow hedge adjustments	—	183	1,595	985

Total other comprehensive income, net of tax	2,871	3,028	2,703	19,753

Comprehensive (loss) income	(73,241)	(15,092)	13,733	37,691
Comprehensive (income) loss attributable to noncontrolling interests	(121)	(83)	(878)	2,232

Comprehensive (loss) income attributable to Polymer Group, Inc.	$(73,362)	$(15,175)	$12,855	$39,923

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Eleven Months Ended December 31, 2011 and the One Month Ended January 28, 2011 and for the Fiscal Years Ended January 1, 2011 and January 2, 2010

	Polymer Group, Inc. Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders’ Equity
(in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Retained Deficit			Noncontrolling Interest	Total Equity
Predecessor
Balance — January 3, 2009	19,519	$195	$196,059	$(152,301)	$17,800	$61,753	$10,886	$72,639
Net income (loss)	—	—	—	20,075	—	20,075	(2,137)	17,938
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	985	985	—	985
Compensation recognized on share-based awards	501	5	4,035	—	—	4,040	—	4,040
Surrender of shares to satisfy employee withholding tax obligations	(86)	—	(345)	—	—	(345)	—	(345)
Issuance of Class A common shares	1,049	10	14,443	—	—	14,453	—	14,453
Acquisition of noncontrolling interest	—	—	(2,424)	—	(1,043)	(3,467)	(616)	(4,083)
Employee benefit plans, net of tax	—	—	—	—	12,792	12,792	—	12,792
Currency translation adjustments, net of tax	—	—	—	—	6,071	6,071	(95)	5,976

Balance — January 2, 2010	20,983	210	211,768	(132,226)	36,605	116,357	8,038	124,395
Net income	—	—	—	10,407	—	10,407	623	11,030
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	1,595	1,595	—	1,595
Compensation recognized on share-based awards	453	4	6,707	—	—	6,711	—	6,711
Surrender of shares to satisfy employee withholding tax obligations	(123)	—	(2,026)	—	—	(2,026)	—	(2,026)
Exercise of stock options	116	—	439	—	—	439	—	439
Employee benefit plans, net of tax	—	—	—	—	5,735	5,735	—	5,735
Currency translation adjustments, net of tax	—	—	—	—	(4,882)	(4,882)	255	(4,627)

Balance — January 1, 2011	21,429	214	216,888	(121,819)	39,053	134,336	8,916	143,252
Net income (loss)	—	—	—	(18,203)	—	(18,203)	83	(18,120)
Cash flow hedge adjustment, net of reclassification adjustments	—	—	—	—	183	183	—	183
Compensation recognized on share-based awards	—	—	13,591	—	—	13,591	—	13,591
Issuance of Class A common shares	394	4	6,432	—	—	6,436	—	6,436
Currency translation adjustments, net of tax	—	—	—	—	2,845	2,845	—	2,845

Balance — January 28, 2011	21,823	$218	$236,911	$(140,022)	$42,081	$139,188	$8,999	$148,187

Successor
Balance of noncontrolling interest	—	$—	$—	$—	$—	$—	$7,247	$7,247
Issuance of Stock	1	—	259,865	—	—	259,865	—	259,865
Net income (loss)	—	—	—	(76,171)	—	(76,171)	59	(76,112)
Amounts due from shareholders	—	—	(58)	—	—	(58)	—	(58)
Buyout of noncontrolling interest	—	—	59	—	62	121	(7,368)	(7,247)
Compensation recognized on share-based awards	—	—	731	—	—	731	—	731
Employee benefit plans, net of tax	—	—	—	—	6,161	6,161	—	6,161
Currency translation adjustments, net of tax	—	—	—	—	(3,352)	(3,352)	62	(3,290)

Balance — December 31, 2011	1	$—	$260,597	$(76,171)	$2,871	$187,297	$—	$187,297

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
			Fiscal Year Ended
(In thousands)	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	January 1, 2011	January 2, 2010
Operating activities:
Net (loss) income attributable to Polymer Group, Inc.	$(76,171)	$(18,203)	$10,407	$20,075
Adjustments to reconcile net loss attributable to Polymer Group, Inc. to net cash provided by (used in) operating activities:
Deferred income taxes	(4,311)	—	(3,682)	(624)
Depreciation and amortization	57,290	3,535	46,353	50,370
Asset impairment charge	9,267	—	744	3,444
Inventory step-up related to merger	13,012	—	—	—
Inventory absorption related to step-up depreciation	(85)	—	—	—
Losses (gains) on sale of assets, net	716	(25)	(391)	(8,210)
Loss on derivatives and other financial instruments	—	187	2,192	777
Gain on reacquisition of debt	—	—	—	(2,431)
Noncash write-off of loan acquisition costs	—	—	—	3,483
Noncash compensation	868	13,591	4,681	3,690
Changes in operating assets and liabilities:
Accounts receivable, net	(12,615)	(3,287)	(3,632)	17,151
Inventories, net	10,682	(2,988)	(7,809)	13,034
Other current assets	42,421	(38,025)	(8,215)	(685)
Accounts payable and accrued liabilities	(14,924)	17,238	30,555	(2,670)
Other, net	(2,091)	2,707	(7,959)	1,605

Net cash provided by (used in) operating activities	24,059	(25,270)	63,244	99,009

Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—
Purchases of property, plant and equipment	(68,428)	(8,405)	(45,183)	(43,477)
Proceeds from sale of assets	11,395	105	4,363	33,342
Acquisition of noncontrolling interest	(7,246)	—	—	(4,083)
Acquisition of intangibles and other	(193)	(5)	(456)	(349)

Net cash used in investing activities	(467,968)	(8,305)	(41,276)	(14,567)

Financing activities:
Proceeds from issuance of senior notes	560,000	—	—	—
Issuance of common stock	259,865	—	—	—
Proceeds from other long-term debt	10,281	31,500	28,086	19,519
Proceeds from short-term borrowings	8,245	631	17,859	18,843
Repayment of term loan	(286,470)	—	(3,999)	(60,931)
Repayment of other long-term debt	(51,045)	(24)	(30,880)	(6,156)
Repayment of short-term borrowings	(36,456)	(665)	(19,425)	(27,136)
Loan acquisition costs	(19,252)	—	(166)	(4,492)
Reacquisition of debt	—	—	—	(12,298)
Other financing, net	—	—	439	—

Net cash provided by (used in) financing activities	445,168	31,442	(8,086)	(72,651)

Effect of exchange rate changes on cash	712	549	579	385

Net increase (decrease) in cash and cash equivalents	1,971	(1,584)	14,461	12,176
Cash and cash equivalents at beginning of period	70,771	72,355	57,894	45,718

Cash and cash equivalents at end of period	$72,742	$70,771	$72,355	$57,894

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Description of Business

Polymer Group, Inc. (“Polymer”, “PGI” or “Issuer”) and its subsidiaries (together with PGI, the “Company”) is a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company’s main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

Basis of Presentation

Acquisition

On January 28, 2011 (the “Merger Date”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2010 (the “Merger Agreement”), Scorpio Merger Sub Corporation, a newly formed Delaware Corporation (“Merger Sub”), merged with and into Polymer, with Polymer surviving as a direct, wholly-owned subsidiary of Scorpio Acquisition Corporation, a Delaware corporation (“Parent”) (collectively the “Acquisition” or “Merger”). Parent’s sole asset is its 100% ownership of the stock of Polymer. Parent is owned 100% by Scorpio Holdings Corporation, a Delaware Corporation (“Holdings”), and affiliates of The Blackstone Group (“Blackstone”), a private equity firm based in New York, along with its co-investors, and certain members of the Company’s management own 100% of the outstanding equity of Holdings. As a result, Polymer became a privately-held company.

As more fully described in Note 4 “Acquisitions”, the Acquisition is being accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations and accordingly, the Company’s assets and liabilities, excluding deferred income taxes, were recorded using their fair value as of January 28, 2011.

Although Polymer continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated balance sheets, statements of operations, cash flows, and comprehensive income (loss) are presented for two different reporting entities:

Successor — relates to the financial periods and balance sheets succeeding the Acquisition; and

Predecessor — relates to the financial periods and balance sheets preceding the Acquisition (prior to January 28, 2011).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Polymer and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying consolidated financial statements. All amounts are presented in United States (“U.S.”) dollars, unless otherwise noted.

Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest to December 31st. Fiscal 2011 ended December 31, 2011 and included the results of operations for a fifty-two week period (inclusive of both the Successor and Predecessor periods). Fiscal 2010 ended January 1, 2011 and included the results of operations for a fifty-two week period. Fiscal 2009 ended January 2, 2010 and included the results of operations for a fifty-two week period. References herein to “2011,” “2010,” and “2009” generally refer to fiscal 2011, fiscal 2010 and fiscal 2009, respectively, unless the context indicates otherwise.

Note 2. Accounting Policies and Financial Statement Information

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets and indefinite lived intangible assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, the valuation of obligations under the Company’s pension and postretirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from these estimates. These estimates are reviewed periodically to determine if a change is required.

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

The Company maintains reserves for inventories, which are valued primarily using the first in, first out (“FIFO”) method. Such reserves for inventories can be specific to certain inventory or based on age or judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales price, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods or for inventories which are considered slow-moving. Estimating sales prices, establishing write-down percentages and evaluating the condition of the inventories require judgments and estimates which impact inventory valuation and gross profits.

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

Indefinite-lived intangible assets are comprised of the goodwill and the trade name and trademarks (the “Indefinite-Lived Intangible Assets”) that the Company recognized as a result of the Acquisition. In accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company tests the Indefinite-Lived Intangible Assets for impairment on at least an annual basis, in the fourth fiscal quarter. The Company performs its annual impairment testing during the fourth quarter of each fiscal year to be in alignment with its annual business planning and budgeting process. As a result, the impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Indefinite-Lived Intangible Assets are also tested for impairment whenever events or changes in circumstances indicate that the assets may be impaired. Each quarter, the Company assesses whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in cash flow or projected cash flow, the condition of assets, and the manner in which assets are used.

Indefinite-Lived Intangible Assets are tested by comparing the carrying value and fair value of each Indefinite-Lived Intangible Asset, at the reporting unit level, to determine the amount, if any, of impairment. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company utilized the services of an outside valuation expert to determine the fair value of the Company’s reporting units. As discussed in Note 3 “Special Charges, Net”, the Company completed its annual impairment testing of Indefinite-Lived Intangible Assets in fourth quarter 2011, and as a result of that analysis, the Company determined that it had an impairment of goodwill of approximately $7.6 million.

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

The Company estimates the fair value of stock option grants for measuring compensation costs using the Black-Scholes option-pricing model, which is dependent on certain assumptions. These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience and include expected dividend yield, expected volatility, risk-free interest rate, forfeitures and expected lives. Although the Company believes the assumptions utilized are appropriate, differing assumptions would affect compensation costs.

The Company has estimated the fair values of financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

Cash Equivalents

Cash equivalents are defined as short-term investments having an original maturity of three months or less. The Company maintains amounts on deposit at various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits. Interest income is presented as a reduction of Interest expense, net in the Consolidated Statements of Operations and consists primarily of income from highly liquid investment sources. Interest income approximated $0.5 million, $0.1 million, $0.3 million and $0.3 million during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Accounts Receivable and Concentration of Credit Risks

Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $1.1 million and $6.1 million as of December 31, 2011 and January 1, 2011, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. The $1.1 million allowance for doubtful accounts balance as of December 31, 2011, was favorably impacted by the Company’s fair value purchase accounting, which reset the allowance for doubtful accounts to zero effective January 29, 2011. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company (“P&G”) accounted for approximately 16%, 17%, 14% and 10% of the Company’s sales in the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost or market primarily using the FIFO method of accounting. Costs include direct material, direct labor and applicable manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for building and improvements range from 5 to 31 years, and the estimated useful lives established for machinery, equipment and other fixed assets range from 2 to 15 years. Costs of repairs and maintenance are charged to expense as incurred. Costs of the construction of certain long-lived assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company capitalized approximately $1.8 million, $0.2 million, $0.9 million and $0.4 million of interest costs during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

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

As more fully described in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company’s exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740-10, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for stock-based compensation related to its employee share-based plans in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). The compensation costs recognized are measured based on the grant-date fair value of the award. Consistent with ASC 718, awards are considered granted when all required approvals are obtained and when the participant begins to benefit from, or be adversely affected by, subsequent changes in the price of the underlying shares and, regarding awards containing performance conditions, when the Company and the participant reach a mutual understanding of the key terms of the performance conditions. Additionally, accruals for compensation costs for share-based awards with performance conditions are based on the probable outcome of such performance conditions. The Company has estimated the fair value of each stock option grant by using the Black-Scholes option-pricing model. Assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 14 “Equity Compensation Plans” for assumptions utilized in the estimation of grant date fair value pursuant to ASC 718.

Research and Development Cost

The cost of research and development is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred approximately $12.4 million, $1.0 million, $11.6 million and $12.0 million of research and development expense during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods from the Company’s sites to the customers’ premises. The cost of shipping and handling is charged to expense as incurred and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $30.3 million, $2.6 million, $31.7 million and $22.6 million of shipping and handling costs during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Special Charges

The Company records severance-related expenses once they are both probable and estimable in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” (“ASC 712”), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company evaluates impairment of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company evaluates the impairment of indefinite lived intangible assets in accordance with ASC 350.

Foreign Currency Translation

The Company accounts for, and reports, translation of foreign currency transactions and foreign currency financial statements in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”). All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains and losses are not included in determining net income, but are presented as a separate component of accumulated other comprehensive income (loss). In addition, foreign currency transaction gains and losses are included in the determination of net income (loss).

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $2.9 million at December 31, 2011 consisted of $(3.3) million of unrealized currency translation gains and $6.2 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $0.9 million). Accumulated other comprehensive income of $39.1 million at January 1, 2011 consisted of $42.6 million of currency translation gains (net of income taxes of $6.4 million), $(0.6) million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (including income taxes of $5.8 million) and $(2.9) million of cash flow hedge losses costs (including income taxes of $2.0 million). Comprehensive income (loss) for fiscal year 2009 is net of a reclassification adjustment pertaining to the cash flow hedge adjustment of $(4.5) million.

The following tables provide information related to the Company’s other comprehensive income for the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009 (in thousands):

	Successor
	Eleven Months Ended December 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(3,290)	$—	$(3,290)
Defined benefit pension plans	7,042	(881)	6,161
Cash flow hedge adjustments	—	—	—

Other comprehensive income	$3,752	$(881)	$2,871

	Predecessor
	One Month Ended January 28, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$2,845	$—	$2,845
Defined benefit pension plans	—	—	—
Cash flow hedge adjustments	183	—	183

Other comprehensive income	$3,028	$—	$3,028

	Predecessor
	Fiscal Year Ended January 1, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(4,627)	$—	$(4,627)
Defined benefit pension plans	7,741	(2,006)	5,735
Cash flow hedge adjustments	2,360	(765)	1,595

Other comprehensive income	$5,474	$(2,771)	$2,703

	Predecessor
	Fiscal Year Ended January 2, 2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$5,976	$—	$5,976
Defined benefit pension plans	12,869	(77)	12,792
Cash flow hedge adjustments	1,126	(141)	985

Other comprehensive income	$19,971	$(218)	$19,753

Recent Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This guidance clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy established by ASC 820, were adopted by the Company in the first quarter of fiscal 2010. Additionally, the amended guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation, which is used to price the hardest to value instruments (the “Disaggregation Guidance”). The Disaggregation Guidance was adopted by the Company beginning January 2, 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance enhances the disclosure requirements about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financing receivables include, but are not limited to, loans, trade accounts receivable, notes receivables and other receivables, including factoring receivables. The Company adopted the amended guidance related to period-end balances as of the year ended January 1, 2011. The adoption of that guidance did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the amended guidance for activities occurring during the reporting period effective January 2, 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. The Company adopted the amended guidance effective January 2, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 4 “Acquisitions” for the pro forma disclosures required by the amended guidance for the Acquisition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update provides guidance on the requirements to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative. The Company adopted the amended guidance effective January 2, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend certain guidance in ASC 820, “Fair Value Measurement.” This update provides guidance to improve the consistency of the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The amended guidance is effective for the first reporting period beginning after December 15, 2011. The Company is still assessing the potential impact of adoption.

In June 2011, the FASB issued ASU 2011-05 to amend certain guidance in ASC 220, “Comprehensive Income.” This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. Further, the guidance requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12 which indefinitely deferred the requirement to present reclassifications adjustments from other comprehensive income to net income on the face of the financial statements. The amended guidance is effective for the first reporting period beginning after December 15, 2011. The Company is still assessing the potential impact of adoption.

In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles-Goodwill and Other.” This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. The amended guidance is effective for the first reporting period beginning after December 15, 2011, though early adoption is permitted. The Company did not early adopt this guidance and is still assessing the potential impact of adoption.

In December 2011, the FASB issued ASU 2011-11 to amend certain guidance in ASC 210-20, “Balance Sheet: Offsetting.” This update enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with US GAAP or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should be applied retrospectively to all comparative periods presented. The Company is still assessing the potential impact of adoption.

Note 3. Special Charges, Net

The Company’s operating income includes Special charges, net and this amount represents the consequences of corporate-level decisions or Board of Directors actions, principally associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. Additionally, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances, including the aforementioned, indicate that the carrying amounts may not be recoverable. A summary of such special charges, net is presented in the following table (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Blackstone acquisition costs	$27,919	$6,137	$6,388	$—
Accelerated vesting of share-based awards	—	12,694	—	—
Goodwill impairment	7,647	—	—	—
Colombia flood	1,037	1,685	1,585	—
Asset impairment charges	1,620	—	744	3,444
Restructuring and plant realignment costs	1,515	194	9,098	16,898
Other costs	1,607	114	178	421

	$41,345	$20,824	$17,993	$20,763

Blackstone Acquisition Transaction Costs

As a result of the Acquisition more fully described in Note 4 “Acquisitions”, the Company recognized $27.9 million, $6.1 million and $6.4 million of expense associated with professional fees and other transaction-related costs during the eleven months ended December 31, 2011, the one month period ended January 28, 2011, and fiscal year 2010, respectively. The expense incurred for the eleven months ended December 31, 2011 includes $0.4 million associated with the settlement of a lawsuit with former shareholders of the Predecessor. Further, the Company incurred $19.3 million in direct financing costs associated with the issuance of the Senior Secured Notes (defined below) and associated with entering into the ABL Facility (defined below). These costs have been recognized as an intangible asset on the Consolidated Balance Sheet as of December 31, 2011.

Accelerated Vesting of Share-based Awards

Due to a change in control associated with the Acquisition, the Company’s predecessor restricted shares and restricted share units granted in accordance with the Company’s restricted stock plans became fully vested during the one month period ended January 28, 2011, were canceled and converted into the right to receive (i) upon the effective time of the Merger, an amount in cash equal to the per share closing payment; and (ii) on each escrow release date, an amount in cash equal to the per share escrow payment, in each case, less any applicable withholding taxes. Similarly, during the same period, the Company’s predecessor stock options granted in accordance with the Company’s stock option plan became fully vested and were canceled and converted into the right to receive, in full satisfaction of the rights of such holder with respect thereto, (i) upon the effective time of the Merger, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the excess of the per share closing payment over the exercise price for such stock option, which is in all cases $6.00 per share; and (ii) on each date on which amounts are released from the escrow fund to the Company’s stockholders, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the per share escrow payment, in each case, less any applicable withholding taxes.

In accordance with the guidance in ASC 718, the Company recognized $12.7 million of expense during the one month period ended January 28, 2011 associated with the accelerated vesting and cancelation of the share-based award associated with these plans.

Goodwill Impairment

In accordance with ASC 350, the Company performed its annual impairment testing of its Indefinite-Lived Intangible Assets as of October 2, 2011 (the first day of fiscal fourth quarter 2011). As discussed in further detail in Note 17, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities”, the fair value of the Company’s reporting units were estimated, by an outside valuation expert, using the present value of future cash flows, using estimates, judgments and assumptions that management believes were appropriate in the circumstances. As a result of its analysis, the Company determined that it had an impairment of goodwill of approximately $7.6 million which was attributed to four of its twelve reporting units.

Colombia Flood

In December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where our facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter 2011.

The Company recognized net expenses in Special Charges, net of $1.0 million, $1.7 million and $1.6 million associated with the restoration of the facility during the eleven months ended December 31, 2011, the one month period ended January 28, 2011 and fiscal year 2010, respectively. The fiscal year 2010 amount above was net of insurance proceeds of $1.8 million (see Note 24 “Business Interruption and Insurance Recovery” for further discussion of the related insurance recovery). Further, during the eleven months ended December 31, 2011, the Company capitalized $8.0 million of costs that were incurred to bring the manufacturing equipment to a functional state.

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

During fiscal 2011, the Company recorded a non-cash impairment charge of $1.6 million related to the facility and equipment located at the Company’s former manufacturing facility in North Little Rock, Arkansas. This amount is in addition to the $1.6 million noncash impairment charge that the Company recognized in fiscal 2009. As described in further detail in Note 26 “Subsequent Events”, in first quarter 2012, the Company sold the North Little Rock, Arkansas facility and the remaining equipment located at the facility for approximately $1.7 million, which was the carrying value of the assets on the date of sale.

During fiscal 2010, the Company recorded a non-cash impairment charge of $0.7 million related to the write-down of assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. These assets were subsequently sold and an immaterial loss was recognized on the sale of the assets.

During fiscal 2009, the Company recorded non-cash impairment charges in its nonwovens segments of $3.4 million related to the write-down of certain assets to their estimated fair value less costs to sell. Of that total, $1.8 million related to the write-down of certain assets held for sale in Neunkirchen, Germany to their estimated fair value less costs to sell. In accordance with ASC 360 regarding property, plant and equipment, such assets held for sale, with a carrying value of $4.7 million, were written down to their fair value of $2.9 million (net of costs to sell of $0.3 million). The Company also recorded a non-cash impairment charge of $1.6 million related to the facility in North Little Rock, Arkansas, resulting from the Company’s planned closure of the facility consistent with its strategic direction. In accordance with ASC 360, certain of these assets, with a carrying value of $6.1 million, were written down to their estimated fair value of $4.5 million (net of estimated costs to sell of $0.4 million).

See Note 17 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for the fair value measurement disclosures related to these assets.

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

The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities as of, and for the eleven month period ended December 31, 2011, the one month period ended January 28, 2011 and for fiscal years 2010 and 2009 (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Balance accrued at beginning of period	$1,694	$1,726	$2,713	$2,672
Restructuring and plant realignment costs:
First Quarter	282	194	4,217	1,284
Second Quarter	770	—	2,766	4,092
Third Quarter	262	—	1,480	1,266
Fourth Quarter	201	—	635	10,256

Total	1,515	194	9,098	16,898

Cash payments	(2,022)	(220)	(10,181)	(16,857)
Adjustments	(87)	(6)	96	—

Balance accrued at end of period	$1,100	$1,694	$1,726	$2,713

The $1.5 million of restructuring and plant realignment costs incurred in the eleven months ended December 31, 2011 is comprised primarily of $1.0 million of severance and other shut-down costs for restructuring activities in the United States, $0.4 million for severance activities in Argentina, and $0.1 million of restructuring costs for restructuring initiatives in Europe. The Company anticipates that the remaining accrual of $1.1 million, as of December 31, 2011, will be paid out within the next fifteen months.

The $0.2 million of restructuring and plant realignment costs incurred in the one month period ended January 28, 2011 is comprised primarily of severance and other shut-down costs for restructuring activities in the United States.

The $9.1 million of restructuring and plant realignment costs in fiscal 2010 are comprised of: (i) $7.3 million of severance and other shut-down costs for restructuring activities in the United States; (ii) $1.6 million of severance and other shut-down costs for restructuring initiatives in Europe; and (iii) $0.2 million of severance costs for restructuring initiatives in Argentina.

The $16.9 million of restructuring and plant realignment costs in fiscal 2009 are comprised of (i) $11.3 million of severance and other shutdown costs related to the North Little Rock, Arkansas facility; (ii) $3.4 million of severance costs in Europe related to the ongoing restructuring efforts in the European operations; (iii) $1.3 million of severance and other shutdown costs related to other previously announced facility closings in the United States; (iv) $0.8 million of potential claim costs and legal fees related to litigation in Argentina; and (v) $0.1 million of severance costs related to restructuring initiatives in Canada.

On June 9, 2009, the Board of Directors of the Company approved a plan to consolidate certain of its operations in the U.S. In June 2009, the Company communicated a plan to affected employees that it planned to close the North Little Rock, Arkansas plant by the end of the first quarter of fiscal 2010 to better align the Company’s capabilities with its long-term strategic direction and reduce overall operating costs. The plant closing included the reduction of approximately 140 employees. During fiscal 2009, the Company recognized $1.7 million of employee termination costs related to the closure of the North Little Rock plant. Production activities at the facility ceased as of March 5, 2010. In addition, the Company recognized $9.4 million related to equipment relocation costs.

Other Costs

Other costs consist of expenses related to the Company’s pursuit of other business transaction opportunities.

The Company reviews its business operations on an ongoing basis in the light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in acquisitions or dispositions of assets or businesses in order to optimize the Company’s overall business, performance or competitive position, some of which may be significant. To the extent any such decisions are made, the Company would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material.

Note 4. Acquisitions

Blackstone Acquisition

On January 28, 2011, the closing date of the Acquisition described in Note 1 “Background and Basis of Presentation”, the following events occurred:

•

Each share of Predecessor Polymer’s common and preferred stock, outstanding immediately prior to the Acquisition were cancelled and converted into the right to receive up to $18.16 in cash for each share, without interest. A portion of the purchase price, approximately $2.91 per share, was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the personal holding company (“PHC”) rules of the Internal Revenue Code of 1986, as amended (the “Code”) (the “PHC Matter” as more fully described in Note 12 “Income Taxes”);

•

Each outstanding restricted share or restricted share unit convertible into Predecessor Polymer common stock outstanding immediately prior to the Acquisition vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of up to $18.16 in cash for each share, without interest. As discussed previously, approximately $2.91 per share was deposited in an escrow fund for the PHC Matter;

•

Each outstanding option to acquire Predecessor Polymer common stock outstanding immediately prior to the Acquisition vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of up to $18.16 in cash for each share, without interest, over the $6.00 per share exercise price of the option. As discussed previously, approximately $2.91 per share was deposited in an escrow fund for the PHC Matter;

•	Successor Polymer received $259.9 million in equity contributions and became a wholly-owned subsidiary of Holdings. See Note 18 “Shareholders’ Equity” for further information;

•

Successor Polymer issued $560.0 million aggregate principal amount of 7.75% senior secured notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer’s wholly-owned domestic subsidiaries. See Note 11 “Debt” and Note 25 “Financial Guarantees and Condensed Consolidating Financial Statements” for further information;

•

Successor Polymer entered into a senior secured asset-based revolving credit facility (the “ABL Facility”) to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. See Note 11 “Debt” for further information; and

•	Successor Polymer repaid approximately $333.9 million of the Company’s pre-Acquisition indebtedness. See Note 11 “Debt” for further information.

The Acquisition resulted in a 100% change in ownership of Polymer and is being accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”). Accordingly, the assets acquired and liabilities assumed, excluding deferred income taxes, were recorded using their fair value as of January 28, 2011. The purchase price paid and related costs and transaction fees incurred by Blackstone have been accounted for in Polymer’s consolidated financial statements.

The allocation of purchase price to the assets and liabilities as of January 28, 2011 was determined by management with the assistance of outside valuation experts in the fourth quarter of 2011. Outside experts primarily assisted the Company in determining the fair value of its inventories, property, plant and equipment and intangible assets. The Company had used preliminary estimates of the fair value of assets acquired and liabilities assumed during the first three quarters of fiscal 2011. Pursuant to the guidance of ASC 805-10-25-13, the Company has determined that retroactive adjustments to the Company’s previously reported fiscal year 2011 unaudited financial results is appropriate to give effect to the finalization of the valuation work. See Note 22 “Selected Quarterly Financial Data (Unaudited)”, for further analysis associated with the differences in accounting as a result of the utilization of the final valuation work as compared with the preliminary valuation analysis.

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values (in thousands):

At January 28, 2011:
Purchase price of outstanding equity		$403,496

Acquisition related costs:
Included in Special charges, net:
January 29, 2011 through December 31, 2011	$27,919
January 2, 2011 through January 28, 2011	6,137
January 3, 2010 through January 1, 2011	6,388	40,444

Deferred financing costs		19,252

Total acquisition related costs		$59,696

Allocation of purchase price:
Cash		$70,771
Accounts receivable		130,359
Inventory		122,006
Net assets of discontinued business operation		17,284
Other current assets, including restricted cash of $31.1 million		82,787
Property, plant and equipment		468,449
Intangible assets:
Technology	$31,900
Trade names	23,500
Customer relationships	16,500
Patents and other intangibles	92	71,992

Goodwill		86,376
Tax indemnification asset		16,221
Other noncurrent assets		30,264

Total assets acquired		$1,096,509

Total current liabilities, excluding current portion of debt and deferred tax liability		$230,480
Current portion of long-term debt		3,586
Long-term debt		359,010
Deferred tax liability		36,792
Other long-term liabilities		55,898
Noncontrolling interest in PGI net assets		7,247

Total liabilities assumed		$693,013

Net assets acquired		$403,496

The goodwill of $86.4 million arising from the Acquisition represents the excess of the purchase price over specifically identified tangible and intangible assets. Stated differently, the goodwill of $86.4 million represents the synergistic value of the Company’s tangible and intangible assets that Merger Sub paid over the historic net asset value of the Company.

The following table reflects our allocation of the $86.4 million of goodwill and acquired intangible assets of $72.0 million by our reportable segments (in thousands):

	Goodwill	Technology	Trade names and Trademarks	Customer Relationships	Patents and Other Intangibles	Total
Nonwovens
US Nonwovens	$21,166	$7,817	$5,758	$4,044	$—	$38,785
Europe Nonwovens	—	—	—	—	92	92
Latin America Nonwovens	25,262	9,329	6,873	4,826	—	46,290
Asia Nonwovens	39,948	14,754	10,869	7,630	—	73,201

Total Nonwovens	86,376	31,900	23,500	16,500	92	158,368
Oriented Polymers	—	—	—	—	—	—
Corporate	—	—	—	—	—	—

	$86,376	$31,900	$23,500	$16,500	$92	$158,368

As this was a stock acquisition, there is no tax basis in the amounts recorded through purchase accounting as intangible assets (including goodwill); and therefore, there is no tax benefit associated with these assets. The $19.3 million of deferred financing costs will be deductible for tax purposes. The Company has recognized a tax indemnification asset of $16.2 million in the opening balance sheet to reflect an offsetting asset for the recorded $16.2 million PHC liability. The $16.2 million asset is supported by the $64.5 million amount of the purchase price that was distributed by the acquirer to the escrow agent, pending the resolution of the PHC matter. On October 28, 2011, Polymer Group and Stockholder Representative directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the IRS issued a favorable ruling to the Company determining that the Company was not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses.

Transaction-related expenditures for legal and professional services of $27.9 million, $6.1 million and $6.4 million were reported in Special charges, net in the Consolidated Statements of Operations, during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal year 2010, respectively.

Supplemental Pro Forma Financial Information

The following supplemental unaudited pro forma results of operations assumes the Acquisition and the related financing transactions described above (the “Transactions”) occurred on January 3, 2010 for each period presented. This unaudited pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Transactions had occurred on that date, nor the results that may be obtained in the future.

Pro forma amounts reflect the adjusted results had the Transactions occurred at January 3, 2010 with adjustments primarily to: interest; depreciation of property, plant and equipment; amortization of certain intangible assets and deferred financing fees; the turnaround impact of the fair value adjustments to inventories, and the related adjustments of income tax expenses. The pro forma information excludes the following: 1) the $12.7 million impact of the accelerated equity awards, which vested as a result of the change in control associated with the Transactions; and 2) the acquisition related costs incurred in both 2010 and 2011. The 2010 and 2011 pro forma includes the quarterly impact of the BMP $3.0 million Management Services Agreement fee (see Note 21 “Certain Relationships and Related Party Transactions” for further information and the definition of BMP).

Unaudited (in thousands)

Twelve Months Ended January 1, 2011	As Reported	Pro Forma
Net sales	$1,106,211	$1,106,211
Net income (loss) attributable to Polymer Group, Inc.	10,407	(32,783)

Combined Period Twelve Months Ended December 31, 2011	As Reported	Pro Forma
Net sales	$1,187,535	$1,187,535
Net loss	(94,374)	(39,390)

China-Noncontrolling Interest Acquisition of Nanhai

On May 26, 2010, the Company signed an equity transfer agreement (the “Agreement”) to purchase the 20% noncontrolling interest in Nanhai, subject to Chinese government regulatory approval. Pursuant to the Agreement, the Company deposited $1.5 million into an escrow account with a bank to serve as a performance guarantee. On March 9, 2011, the Company received regulatory approval of the transaction and subsequently completed the noncontrolling interest acquisition for a purchase price of $7.2 million.

In accordance with ASC 810 “Consolidation” (“ASC 810”), the Company accounted for this transaction as an equity transaction, as the Company had been the 80% controlling interest shareholder since the second quarter of 1999. Thus, no gain or loss was recognized on the transaction.

Spain

On December 2, 2009, the Company completed the initial phase of an acquisition from Grupo Corinpa, S.L. (“Grupo Corinpa”), of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.A., “Tesalca-Texnovo” or the “Sellers”), which were headquartered in Barcelona, Spain (the “Transaction”). The acquisition was completed by the Company through PGI Spain, which operates as a wholly owned subsidiary of the Company.

The acquired assets included the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations) valued at $10.9 million, the customer lists and the book of business. Concurrent with the Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with TesalcaTexnovo that provided that PGI Spain was entitled to the full and exclusive use of the Sellers’ land, building and equipment during the term of the lease (the “Building and Equipment Lease”). PGI Spain was obligated to make total lease payments of approximately €29.0 million to Tesalca-Texnovo during the term of the Building and Equipment Lease. The first lease payment of approximately €1.25 million was made on March 31, 2010 and further quarterly payments of approximately €1.25 million were due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years was to be approximately €0.9 million per quarter. Pursuant to ASC 840, “Leases” (“ASC 840”), the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain began to recognize rent expense on a straight-line basis over the seven year lease term in Cost of goods sold in its Consolidated Statements of Operations.

Further, as part of the Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the “Phase II Assets”) until December 31, 2012 (the “Put Option”). The Sellers’ right to exercise the Put Option was dependent upon a future financial performance target of PGI Spain. Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which was due to expire on December 31, 2012 (the “Call Option”).

Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company’s Class A common stock (“Issued Securities”), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. The Issued Securities were subject to certain restrictions, including that the Issued Securities were not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

During fiscal 2010, the Company incurred $1.7 million of acquisition and integration related expenses attributable to the Transaction. These expenses were attributable to accountant, legal and advisory fees of $0.9 million associated with due diligence and the closing of the Transaction. The remaining $0.8 million was incurred for employee termination costs pursuant to a facility restructuring. In January 2010, the Company communicated a plan to affected employees that it planned to restructure its manufacturing operations in Spain during the first quarter of fiscal 2010 to reduce its overall cost structure. The realignment included the reduction of approximately ten positions in the first quarter of fiscal 2010. In accordance with ASC 805, “Business Combinations” (“ASC 805”), these expenses are recorded as a period cost in Acquisition and integration expenses in the Company’s Consolidated Statements of Operations.

The Company recorded intangible assets of €0.6 million and €1.8 million associated with customer relationships and goodwill, respectively, in the purchase price allocation. The customer relationships intangible asset has an economic useful life of 5 years.

On January 28, 2011, immediately prior to the aforementioned Acquisition, the Company exercised the Call Option and thus acquired the Phase II Assets, resulting in the termination of the Building and Equipment Lease (the “Spain Phase II Asset Purchase”). Consideration for the Spain Phase II Asset Purchase aggregated $41.2 million (€30.6 million). See Note 23 “Supplemental Cash Flow Information” for further discussion regarding the Spain Phase II Asset Purchase.

Note 5. Discontinued Operations

The following businesses which were associated with the Company’s Oriented Polymers segment are being presented as discontinued operations.

Difco

Effective April 28, 2011, the Board of Directors committed to management’s plan to dispose of the assets of Difco Performance Fabrics, Inc. (“Difco”). On April 29, 2011, we entered into an agreement to sell certain assets and the working capital of Difco (the “April 2011 Asset Sale”), and the sale was completed on May 10, 2011. The April 2011 Asset Sale agreement provided that Difco would continue to produce goods during a three month manufacturing transition services arrangement that expired in the third quarter of 2011. Upon completion of the April 2011 Asset Sale, Difco retained certain of its property, plant and equipment that was eventually sold in the third quarter of 2011.

Pursuant to ASC 360, the Company determined that the assets of Difco represented assets held for sale, since the cash flows of Difco have been eliminated from our ongoing operations and the Company has no continuing involvement in the operations of the business after the disposal transaction and wind-down period.

Fabpro

During fiscal 2009, the Company determined that, in accordance with ASC 360, the assets of Fabpro represented assets held for sale. Accordingly, the operations of Fabpro have been reported as discontinued operations, as the cash flows of Fabpro have been eliminated from the ongoing operations of the Company as a result of the disposal transaction, and the Company has no continuing involvement in the operations of the business after the disposal transaction. The Company sold this business as part of its continuing effort to evaluate its businesses and product lines for strategic fit within its operations. The Company completed the sale of Fabpro during the third quarter of fiscal 2009.

Presentation

As a result, these businesses have been accounted for as discontinued operations in accordance with the authoritative guidance for the periods presented in this report. Accordingly, Difco’s operating assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations in the January 1, 2011 Consolidated Balance Sheet. The results of operations of both Difco and Fabpro have been segregated from continuing operations and included in (Loss) income from discontinued operations in the Consolidated Statements of Operations.

The following amounts, which relate to the Company’s Oriented Polymers segment, have been segregated from continuing operations and included in (Loss) income from discontinued operations (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Net sales	$27,221	$4,060	$39,194	$67,970

Pre-tax (loss) income	(6,105)	320	(473)	1,843
Income tax (benefit) expense	(557)	138	292	(270)

Net (loss) income	$(5,548)	$182	$(765)	$2,113

The tax (benefit) or expense for Difco was $(0.6) million, $0.1 million, $0.3 million and $(0.3) million for the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively. The actual tax expense differs from such expense determined at the U.S. statutory rate primarily due to intercompany profits, currency differences, losses with no expectation of future benefits and unrecognized tax benefits (“UTB”). The differences of the tax expense between respective periods are primarily due to differences in the pre-tax book profits.

The Company received $10.9 million of cash proceeds on the sale of Difco consisting of $9.2 million related to working capital assets in the second quarter of fiscal 2011 and $1.7 million for the sale of the land, building and remaining equipment in September 2011. As such, the Company recognized a loss of $0.7 million on the sale of Difco’s assets consisting of $0.2 million related to the sale of working capital assets and $0.5 million on the sale of the land, building and remaining equipment which is included in Loss on sale of discontinued operations in the Consolidated Statements of Operations.

The Company recognized a gain on the sale of Fabpro of approximately $6.8 million for the fiscal year ended January 2, 2010. There were no income taxes associated with such gain due to the utilization of net operating loss carryforwards, for which a valuation allowance had been previously established. The definitive purchase agreement for the Fabpro sale provided for a purchase price adjustment based on the actual working capital that Fabpro had on the sale date, as compared with a forecasted amount. The working capital purchase price adjustment was finalized in fourth quarter 2009.

The following Difco assets and liabilities have been segregated and included in Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the January 1, 2011 Consolidated Balance Sheet (in thousands):

Predecessor
January 1, 2011
Accounts receivable, net	$5,812
Inventories	8,285
Property, plant and equipment, net	2,351
Deferred income taxes	1,858
Other assets	499

Assets of discontinued operations	$18,805

Accounts payable and accrued liabilities	$4,193
Other liabilities	600

Liabilities of discontinued operations	$4,793

Note 6. Accounts Receivable Factoring Agreements

The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company’s subsidiaries in Mexico, Colombia and Spain have entered into factoring agreements to sell, without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the factoring agreements, the maximum amount of outstanding advances at any one time is $34.5 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

A total of approximately $291.2 million, $261.5 million, and $145.8 million of receivables have been sold under the terms of the factoring agreements during fiscal years 2011, 2010 and 2009, respectively. The increase in the receivables sold between 2010 and 2011 was due primarily to additional receivables sold from the Company’s Colombia operation, which commenced its factoring program in July 2011. The increase in the amount of receivables sold between 2009 and 2010 was due primarily to the recommencement of the U.S. factoring program in December 2009, as well as additional receivables sold from the Company’s Spain operation, which was acquired in December 2009. In the latter half of fiscal 2009, the Company decided to curtail factoring of its U.S. company-based receivables due to concerns regarding the credit worthiness of the third-party financial institution and later made a decision to resume the U.S. factoring program in December 2009.

The Company’s use of factoring arrangements accelerates cash collection from product sales. Other benefits include the reduction of customer credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, “Transfers and

Servicing” (“ASC 860”). The gross amount of outstanding trade receivables sold to the factoring entities and, therefore, excluded from the Company’s accounts receivable, was $47.5 million and $43.4 million as of December 31, 2011 and January 1, 2011, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $7.6 million and $10.4 million at December 31, 2011 and January 1, 2011 and is shown in Other current assets in the Consolidated Balance Sheets. As such, the net amount of factored receivables was $39.9 million and $33.0 million as of December 31, 2011 and January 1, 2011, respectively.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are included in Foreign currency and other loss (gain), net in the Consolidated Statements of Operations. The Company incurred approximately $0.9 million, $0.1 million, $1.0 million and $0.5 million of factoring fees during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

Note 7. Inventories, Net

Inventories consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Finished goods	$54,089	$53,619
Work in process	9,574	9,262
Raw materials and supplies	40,248	42,299

	$103,911	$105,180

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $2.5 million and $4.7 million at December 31, 2011 and January 1, 2011, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Land	$31,720	$12,009
Buildings and land improvements	116,731	95,854
Machinery, equipment and other	375,808	494,053
Construction in progress	15,533	43,118

	539,792	645,034
Less accumulated depreciation	(46,440)	(321,900)

	$493,352	$323,134

Depreciation charged to expense was $49.3 million, $3.4 million, $44.6 million and $47.2 million during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively.

As discussed in Note 3 “Special Charges, Net”, the Company ceased operations at its North Little Rock, Arkansas facility in fiscal 2010 and certain machinery and equipment was relocated to the Company’s Benson, North Carolina facility. Prior to the cessation of manufacturing at the North Little Rock facility, the Company began the process of marketing for sale the remaining property, plant and equipment at the facility. The Company sold the remaining assets in January and March 2012. See Note 26 “Subsequent Events” for further discussion. As discussed in Note 3 “Special Charges, Net”, the Company recorded an impairment charge of $1.6 million in the fourth quarter of 2011 to write-down the fair value of the remaining assets to their net realizable value. As the Company had ceased operations at the facility in fiscal 2010 and was still marketing the property, plant and equipment as of December 31, 2011, the Company has classified $1.6 and $3.4 million, respectively, of property, plant and equipment as assets held for sale included in Other current assets in the December 31, 2011 and January 1, 2011 Consolidated Balance Sheets.

Note 9. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill, by reportable segment, are as follows (in thousands):

	January 1, 2011	Acquisitions	Spain Goodwill	Impairment	Foreign currency and other	December 31, 2011
US Nonwovens
Gross Goodwill	$—	$21,166	$—	$—	$—	$21,166
Accumulated impairment	—	—	—	(448)	—	(448)

Goodwill	—	21,166	—	(448)	—	20,718

Europe Nonwovens
Gross Goodwill	2,253	—	(2,308)	—	55	—
Accumulated impairment	—	—	—	—	—	—

Goodwill	2,253	—	(2,308)	—	55	—

Asia Nonwovens
Gross Goodwill	—	39,948	—	—	1,817	41,765
Accumulated impairment	—	—	—	(7,199)	—	(7,199)

Goodwill	—	39,948	—	(7,199)	1,817	34,566

Latin America Nonwovens
Gross Goodwill	—	25,262	—	—	—	25,262
Accumulated impairment	—	—	—	—	—	—

Goodwill	—	25,262	—	—	—	25,262

Oriented Polymers
Gross Goodwill	—	—	—	—	—	—
Accumulated impairment	—	—	—	—	—	—

Goodwill	—	—	—	—	—	—

Total
Gross Goodwill	2,253	86,376	(2,308)	—	1,872	88,193
Accumulated impairment	—	—	—	(7,647)	—	(7,647)

Goodwill	$2,253	$86,376	$(2,308)	$(7,647)	$1,872	$80,546

	January 2, 2010	Acquisitions	Impairment	Foreign currency and other	January 1, 2011
US Nonwovens
Gross Goodwill	$—	$—	$—	$—	$—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Europe Nonwovens
Gross Goodwill	2,588	—	—	(335)	2,253
Accumulated impairment	—	—	—	—	—

Goodwill	2,588	—	—	(335)	2,253

Asia Nonwovens
Gross Goodwill	—	—	—	—	—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Latin America Nonwovens
Gross Goodwill	—	—	—	—	—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Oriented Polymers
Gross Goodwill	—	—	—	—	—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Total
Gross Goodwill	2,588	—	—	(335)	2,253
Accumulated impairment	—	—	—	—	—

Goodwill	$2,588	$—	$—	$(335)	$2,253

	Successor			Predecessor
	December 31, 2011			January 1, 2011
	Gross cost	Accumulated Amortization	Net total	Gross cost	Accumulated Amortization	Net total
Intangible assets with finite lives:
Technology	$31,900	$(2,945)	$28,955	$—	$—	$—
Customer Relationships	16,855	(2,459)	14,396	760	(164)	596
Loan acquisition costs	19,252	(2,530)	16,722	4,544	(2,212)	2,332
Other intangibles, principally patents	192	(14)	178	5,223	(2,871)	2,352

	68,199	(7,948)	60,251	10,527	(5,247)	5,280
Trade names & trademarks with indefinite lives	23,500	—	23,500	—	—	—

Total intangibles and loan acquisition costs	$91,699	$(7,948)	$83,751	$10,527	$(5,247)	$5,280

Goodwill and trade names and trademarks represent indefinite-lived intangible assets. Accordingly, in accordance with ASC 350 and as set-forth in Note 2 “Accounting Policies and Financial Statement Information”, the Company will not amortize goodwill or trade names and trademarks, but instead will evaluate them for impairment at least on an annual basis. As discussed in further detail in Note 3 “Special Charges, Net” and Note 17, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities”, the Company determined in fourth quarter 2011 associated with its annual assessment process, that it had an impairment of goodwill of approximately $7.6 million which was attributed to four of its twelve reporting units.

Goodwill

Goodwill has been calculated at the respective acquisition dates, measured as the excess of the consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed, all measured with ASC 805.

Blackstone Acquisition

As discussed in Note 4 “Acquisitions”, the Company recognized on January 28, 2011, goodwill of $86.4 million. In addition, as discussed in Note 3 “Special Charges, Net”, as a result of the Company’s annual review of impairment of goodwill in the fourth quarter, the Company recognized an impairment of goodwill, of $7.6 million, in the fourth quarter of 2011.

Spain

As discussed in Note 4 “Acquisitions”, the Company recognized Eurodollar goodwill attributable to the Spain acquisition in fiscal 2009. As a result of the Acquisition, the Spain goodwill was eliminated in the Acquisition purchase accounting. Prior to the Company’s purchase accounting attributable to the Acquisition, the aforementioned Spain goodwill had not been considered impaired in prior period financial statements.

Trade names & trademarks

The Company maintains trade names and trademarks for the purpose of conducting its business. The Company has recognized an intangible asset attributable to the trade names and trademarks.

Technology

The Company has developed proprietary manufacturing know-how. The Company has recognized an intangible asset attributable to the technology manufacturing know-how. The Company has determined that the technology intangible asset has an economic useful life of 10 years and will be amortized over a 10-year period.

Customer relationships

Blackstone Acquisition

The Company sells primarily to regional and global manufacturers and distributors, who then sell our products to end consumers. The Company has recognized an intangible asset attributable to the customer relationships. The Company has determined that the customer relationships intangible asset has an economic useful life of 10 years and will be amortized over a 10-year period.

Spain

As discussed in Note 4 “Acquisitions”, the Company recognized Eurodollar customer relationships as an intangible asset attributable to the Spain acquisition in fiscal 2009. As a result of the Acquisition, the Spain customer relationships intangible asset was eliminated in the Acquisition purchase accounting. The customer relationships intangible asset had, prior to the Acquisition, an economic useful life of 5 years and was to be amortized over a 5-year period.

Loan acquisition costs

Blackstone Acquisition

The Company incurred $19.3 million of deferred financing costs associated with the aforementioned Senior Secured Notes and ABL Facility. Of the $19.3 million, $16.6 million was attributable to the Senior Secured Notes and the remaining $2.7 million was attributable to the ABL Facility. The Company will amortize the deferred financing costs attributable to the Senior Secured Notes and ABL Facility over an eight and four year period, respectively.

Predecessor Company

In the third quarter of fiscal 2010, the Company capitalized approximately $0.2 million of financing costs associated with the conversion of $10.0 million of the revolving credit facility. See Note 11 “Debt” for additional disclosures related to the amendment to the Credit Facility.

Components of amortization expense are shown in the table below (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Amortization of:
Intangibles with finite lives, included in Selling, general and administrative expense:
Technology	$2,945	$—	$—	$—
Customer Relationships	2,431	13	159	—
Other intangibles, principally patents	14	42	585	650
Other intangibles, principally patents, included in Special charges, net	95	11	34	—
Loan acquisition costs, included in Interest expense, net	2,530	51	867	1,105

Total amortization expense	$8,015	$117	$1,645	$1,755

Aggregate amortization expense for each of the next five fiscal years is expected to be as follows: 2012, $8.4 million; 2013, $8.4 million; 2014, $7.1 million; 2015, $6.3 million; 2016, $6.3 million; and thereafter, $15.6 million.

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Accounts payable to vendors	$116,723	$124,320
Accrued salaries, wages, incentive compensation and other fringe benefits	22,705	22,911
Accrued interest	18,630	401
Other accrued expenses	32,458	26,227

	$190,516	$173,859

Note 11. Debt

Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Long-term debt consists of the following (in thousands):
7.75% Senior Secured Notes due 2019; denominated in U.S. dollars with interest due semi-annually each February 1 and August 1	$560,000	$—
Old Credit Facility:
First Lien Term Loan (Tranche 1) — interest at 4.5% as of January 1, 2011	—	15,932
First Lien Term Loan (Tranche 2) — interest at 7.00% as of January 1, 2011	—	270,538
Argentine Facility:
Argentine Peso Loan — interest at 18.56% as of January 1, 2011; denominated in Argentine pesos	—	4,573
Argentine Peso Loan for working capital — interest at 18.63% as of January 1, 2011; denominated in Argentine pesos	—	844
United States Dollar Loan — interest at 3.46% and 3.19% as of December 31, 2011 and January 1, 2011 respectively; denominated in U.S. dollars with any remaining unpaid balance due May 2016	15,013	18,979
Mexico Credit Facility — interest at 8.08% as of January 1, 2011; denominated in U.S. dollars	—	10,546
Suzhou Credit Facility — interest at 5.08% and 4.91% as of December 31, 2011 and January 1, 2011; denominated in U.S. dollars with any remaining unpaid balance due November 2013	20,000	10,000
Other, principally capital leases	432	367

	595,445	331,779
Less: Current maturities	(7,592)	(3,609)

	$587,853	$328,170

Scheduled Maturities

The scheduled maturities of long-term debt at December 31, 2011 are as follows (in thousands):

2012	$7,707
2013	19,602
2014	3,475
2015	3,451
2016	1,725
2017 and thereafter	560,000

Total	$595,960

As of December 31, 2011, the Company was in compliance with the respective covenants of its outstanding indebtedness.

Successor Polymer Debt

Senior Secured Notes

As disclosed in Note 4 “Acquisitions”, concurrent with the Acquisition, Polymer issued $560.0 million of 7.75% senior secured notes due 2019. The Senior Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer’s wholly-owned domestic subsidiaries (see Note 25 “Financial Guarantees and Condensed Consolidating Financial Statements” for further information).

Furthermore, the indenture governing the Senior Secured Notes (the “Indenture”), among other restrictions, limits the Company’s ability and the ability of the Company’s restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v); incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.

Subject to certain exceptions, the Indenture permits the Company and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.

Under the Indenture governing our Senior Secured Notes and under the credit agreement governing our ABL Facility (discussed below), our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

The Company defines “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring and other items permitted in calculating covenant compliance under the Indenture and the credit agreement governing our ABL Facility.

ABL Facility

As disclosed in Note 4 “Acquisitions”, concurrent with the Acquisition, Polymer entered into a senior secured asset-based revolving credit facility to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. The ABL Facility provides borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. The ABL Facility is comprised of (i) a revolving tranche of up to $42.5 million (the “Tranche 1 Sub-Facility”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (the “Tranche 2 Sub-Facility”).

Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus (i) 3.50% in the case of the Tranche 1 Sub-Facility or (ii) 5.50% in the case of the Tranche 2 Sub-Facility; or (B) the higher of (a) the administrative agent’s Prime Rate and (b) the federal funds effective rate plus 0.5% (“ABR”) plus (x) 2.50% in the case of the Tranche 1 Sub-Facility or (y) 4.50% in the case of the Tranche 2 Sub-Facility.

The ABL Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross acceleration to certain indebtedness, bankruptcy and insolvency defaults, certain events under ERISA, certain monetary judgment defaults, invalidity of guarantees or security interests, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

As of December 31, 2011, the Company has had no borrowings under the ABL Facility. Further, as of December 31, 2011, the borrowing base availability was $34.7 million and since the Company had outstanding letters of credit of $10.9 million, the resulting net availability under the ABL Facility was $23.8 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 31, 2011.

Subsidiary Indebtedness

Argentina Indebtedness

Short-term borrowings

The Company’s subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $5.0 million and $2.1 million as of December 31, 2011 and January 1, 2011, respectively. These facilities mature at various dates through December 2012. As of December 31, 2011 and January 1, 2011, the average interest rate on these borrowings was 3.04% and 2.89%, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

Long-term borrowings

In January 2007, the Company’s subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with banking institutions in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.

As of December 31, 2011, the face amount of the outstanding indebtedness was approximately $15.5 million, consisting of the U.S. dollar-denominated loan. Concurrent with the Acquisition, the Company repaid and terminated the Argentine peso-denominated loans. As of January 1, 2011, the outstanding indebtedness was approximately $24.4 million, consisting of $5.4 million of Argentine peso-denominated loans and a $19.0 million U.S. dollar-denominated loan.

As a part of the Acquisition purchase accounting process, the Company adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to its fair market value as of that date. As a result, the Company recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. The Company is amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in the December 31, 2011 Consolidated Balance Sheet. Accordingly, as of December 31, 2011, $15.0 million is the carrying amount of the Argentina Credit Facility.

The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of approximately $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.

Suzhou Credit Facility

In the third quarter of 2010, the Company’s subsidiary in Suzhou, China entered into a three-year U.S. dollar denominated construction loan arrangement (the “Suzhou Credit Facility”) with a banking institution in China to finance a portion of the installation of the new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the Suzhou Credit Facility, excluding any interest added to principal, amounts to $20.0 million. As of December 31, 2011, we had borrowed $20.0 million under the Suzhou Credit Facility.

The three-year term of the agreement began with the date of the first draw down on the Suzhou Credit Facility, which occurred in fourth quarter of fiscal 2010. The Company was not required to pledge any security for the benefit of the Suzhou Credit Facility. The interest rate applicable to borrowings under the Suzhou Credit Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. The Company is obligated to repay $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid in the fourth quarter of 2013. As of December 31, 2011 and January 1, 2011, the outstanding balance under the Suzhou Credit Facility was $20.0 million and $10.0 million, respectively.

Other Subsidiary Indebtedness

As of December 31, 2011 and January 1, 2011, the Company also had other documentary letters of credit not associated with the aforementioned Old Revolving Credit Facility in the amount of $4.4 million and $5.0 million, respectively, which was primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of either December 31, 2011 or January 1, 2011.

Predecessor Polymer Debt

In accordance with ASC 470, “Debt”, the Company had classified the current portion of certain of its long-term debt, as of January 1, 2011, as non-current, since as a result of Acquisition, the Company refinanced certain of its long-term debt obligations by issuing the aforementioned Senior Secured Notes in January 2011.

Old Credit Facility

Concurrent with the Acquisition, the Company repaid and terminated the Old Credit Facility (defined below).

The Company’s old credit facility (the “Old Credit Facility”), which was entered into on November 22, 2005 and amended as of December 8, 2006, consisted of a $410.0 million first-lien term loan (the “Term Loan”) and a $45.0 million secured revolving credit facility (the “Old Revolving Credit Facility”) that was to mature on November 22, 2010. In addition, the interest rate for both the Term Loan and the Old Revolving Credit Facility was based on a spread over the LIBOR of 2.25%, or 1.25% over a defined Alternate Base Rate. The Old Credit Facility also included customary representations and warranties, covenants and events of default, including, in certain circumstances, acceleration of obligations thereunder upon an event of default.

On September 17, 2009, the Company entered into Amendment No. 2 (the “Amendment”) to the Old Credit Facility. As a result of the Amendment, the Company extended the maturity date of approximately $295.7 million of its then-outstanding $317.6 million Term Loan to November 22, 2014. As a result of the Amendment, availability under the Old Revolving Credit Facility was to mature in two tranches: $15.0 million (“Tranche 1”) on November 22, 2010 and $30.0 million (“Tranche 2”) on November 22, 2013, unless the Tranche 1 Term Loan exceeded $10.0 million on August 24, 2012. If that condition was met, then the Tranche 2 Revolver would have matured on August 24, 2012. In conjunction with the execution of the Amendment, the Company repaid approximately $24.0 million of net outstanding borrowings under the Term Loan.

The Amendment also: (i) allowed for additional Term Loan tranches that extended the maturity date of the Term Loan to November 22, 2014 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%); (ii) allowed for additional Old Revolving Credit Facility tranches that extended the maturity date of the Old Revolving Credit Facility to November 22, 2013 at an interest rate of LIBOR plus 4.5% (with a LIBOR floor of 2.5%); (iii) removed the requirement for future step downs or step ups in financial covenants; (iv) established price protection for the new tranches requiring matching yields if any future tranches are established at yields at least 25 basis points above the current loan tranches; (v) revised certain definitions and baskets related to permitted investments, acquisitions and assets sales; and (vi) required repayment of $24.0 million of net outstanding borrowings under the Term Loan at the closing.

As of January 1, 2011, the Term Loan consisted of $15.9 million of net outstanding amounts maturing on November 22, 2012 (“Tranche 1 Term Loan”) and $270.5 million maturing on November 22, 2014 (“Tranche 2 Term Loan”). Similarly, as of January 1, 2011, the Old Revolving Credit Facility consisted of $40.0 million of availability that was to mature on November 22, 2013 (“Tranche 2 Revolver”), under which there were no amounts outstanding as of January 1, 2011. Effective May 4, 2010, the components of the revolving credit facilities reflect the conversion of $10.0 million of its Tranche 1 Revolver commitments to Tranche 2 Revolver commitments. The additional $10.0 million of Tranche 2 Revolver commitments assumed the same maturity date (November 22, 2013) and interest rate (LIBOR plus 4.5%, with a LIBOR floor of 2.5%) as the existing Tranche 2 Revolver. The Company did not extend the $5.0 million portion of the Old Revolving Credit Facility that matured on November 22, 2010 (“Tranche 1 Revolver”).

All borrowings under the Old Credit Facility were U.S. dollar denominated and were guaranteed, on a joint and several basis, by each and all of the direct and indirect domestic subsidiaries of the Company. The Old Credit Facility and the related guarantees were secured by (i) a lien on substantially all of the assets of the Company, its domestic subsidiaries and certain of its non-domestic subsidiaries, (ii) a pledge of all or a portion of the stock of the domestic subsidiaries of the Company and of certain non-domestic subsidiaries of the Company, and (iii) a pledge of certain secured intercompany notes. Commitment fees under the Old Credit Facility were equal to 0.50% of the daily unused amount of the Tranche 1 Revolver and 0.75% of the daily unused amount of the Tranche 2 Revolver. The Old Credit Facility limited restricted payments to $5.0 million, including cash dividends, in the aggregate since the effective date of the Old Credit Facility. The Old Credit Facility contained covenants and events of default customary for financings of this type, including leverage and interest expense coverage covenants, as well as default provisions related to certain types of defaults by the Company or its subsidiaries in the performance of their obligations regarding borrowings in excess of $10.0 million. The Old Credit Facility required that the Company maintain a leverage ratio of not more than 3.50:1.00 as of January 1, 2011 and through the remaining term of the Old Credit Facility. The interest expense coverage ratio requirement at January 1, 2011 and through the remaining term of the Old Credit Facility required that it not be less than 3.00:1.00. The Company was in compliance with the financial covenants under the Old Credit Facility at January 28, 2011. These ratios were calculated on a trailing four-quarter basis.

The Term Loan required mandatory payments of approximately $1.0 million per quarter. Under the Amendment, the Company had the option to either prorate such principal payments across the two tranches or to apply them to the tranche with the earliest maturity date. In addition, the Old Credit Facility, as amended, required the Company to use a percentage of proceeds from excess cash flows, as defined by the Old Credit Facility and determined based on year-end results, to reduce its then outstanding balances under the Old Credit Facility. Such percentage was based on the leverage ratio. Excess cash flows subject to potential repayment of the Old Credit Facility were calculated using the net amount of the Company’s available cash generated from operations adjusted for the cash effects of interest, taxes, capital expenditures, changes in working capital and certain other items. The amount of excess cash flows for future periods was based on year-end results. There was no additional excess cash flow requirement with respect to fiscal 2010.

The interest rate applicable to borrowings under the Tranche 1 Term Loan and Tranche 1 Revolver was based on the three-month or the one-month LIBOR plus a specified margin. The applicable margin for borrowings under both the Tranche 1 Term Loan and Tranche 1 Revolver was 225 basis points. Further, the Company, from time to time, could elect to use an Alternate Base Rate for its borrowings under the Old Revolving Credit Facility and Term Loan based on the bank’s base rate plus a margin of 75 to 125 basis points based on the Company’s total leverage ratio.

The interest rate applicable to borrowings under the Tranche 2 Term Loan and Tranche 2 Revolver was based on LIBOR plus a margin of 450 basis points, with a LIBOR floor of 250 basis points.

In accordance with the terms of the Old Credit Facility, the Company maintained a position in an interest rate swap agreement. In February 2009, the Company entered into an interest rate swap agreement which was effective June 30, 2009 (the “2009 Interest Rate Swap”) and was due to mature on June 30, 2011. The 2009 Interest Rate Swap had replaced an expiring interest rate swap agreement. The 2009 Interest Rate Swap effectively converted $240.0 million of notional principal amount of debt from a variable LIBOR rate to a fixed LIBOR rate of 1.96%. Concurrent with the Acquisition, the Company settled the 2009 Interest Rate Swap liability, since the Company repaid its Old Credit Facility. These agreements are more fully discussed in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities” and Note 17 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities.”

There were no borrowings under the Old Revolving Credit Facility as of January 1, 2011. Average daily borrowings under the Old Revolving Credit Facility, which were primarily LIBOR rate-based borrowings, were $1.5 million at an average interest rate of 5.7% for the period from January 3, 2010 to January 1, 2011. Subject to certain terms and conditions, a maximum of $25.0 million of the Old Credit Facility could be used for letters of credit. As of January 1, 2011, the Company had effectively reserved capacity under the Old Revolving Credit Facility in the amount of $8.2 million relating to standby letters of credit outstanding. These letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on at January 1, 2011.

Predecessor Subsidiary Indebtedness

As discussed earlier, concurrent with the Acquisition, the Company repaid and terminated the Argentine peso-denominated loans and the Mexico Credit Facility.

Mexico Credit Facility

In March 2009, the Company’s subsidiary in Mexico entered into a term credit facility (the “Mexico Credit Facility”) with a banking institution in Mexico to finance a portion of the installation of a new spunmelt line near San Luis Potosi, Mexico. The maximum borrowing available under the Mexico Credit Facility, excluding any interest added to principal, amounted to $14.5 million with respect to a U.S. dollar-denominated loan and was secured by pledges covering (i) the subsidiary’s existing equipment lines; and (ii) the new machinery and equipment being purchased. The interest rate applicable to borrowings under the Mexico Credit Facility was based on three-month LIBOR plus 780 basis points. A series of 22 quarterly principal payments commenced on October 1, 2009; interest payments commenced on July 1, 2009. Concurrent with the Acquisition, the Company repaid and terminated the Mexico Credit Facility. As of January 1, 2011, the outstanding indebtedness under the Mexico Credit Facility was approximately $10.5 million.

Note 12. Income Taxes

The provision for income taxes was computed based on the following components of income (loss) before income tax expense and discontinued operations (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Domestic	$(75,910)	$(19,238)	$(25,000)	$(7,471)
Foreign	2,809	1,485	41,329	25,072

	$(73,101)	$(17,753)	$16,329	$17,601

The components of income tax (benefit) expense for continuing operations are as follows (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Current:
Federal and state	$(17,115)	$302	$(7,001)	$(136)
Foreign	17,498	247	15,350	9,550
Deferred:
Federal and state	—	—	(794)	(1,876)
Foreign	(3,655)	—	(3,021)	1,040

Income tax (benefit) expense	$(3,272)	$549	$4,534	$8,578

Income taxes computed at the Company’s U.S. federal statutory rate of 35% differed from the provision for income taxes as follows (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Computed income tax expense (benefit) at statutory rate	$(25,585)	$(6,214)	$5,715	$6,160
State income taxes, net of U.S. federal tax benefit	(1,207)	27	437	769
Change in valuation allowance	30,823	6,579	10,755	(752)
Local country withholding tax	3,574	157	1,210	1,112
Tax attribute carryforward expiration	—	—	—	15,169
Intraperiod allocation rule exception	(970)	—	(2,787)	(3,717)
Foreign rate difference	6,338	(56)	(3,967)	(4,146)
Change in U.S. Personal Holding Company liability	(16,221)	54	(7,864)	999
Other	(24)	2	1,035	(7,016)

Income tax expense	$(3,272)	$549	$4,534	$8,578

For the tax year ended December 31, 2011, the unrecognized tax benefit (the “UTB”) associated with the PHC Matter was released in its entirety including $2.2 million related to the expiration of statute of limitations and $14.0 million related to the favorable Internal Revenue Service (the “IRS”) ruling. For the tax year ended January 1, 2011, the change in the PHC UTB includes a benefit of $8.7 million from the expiration of statute of limitations, offset by additional interest of $0.8 million. The Company accrued $1.0 million for interest expense related to the PHC UTB for the fiscal year ended January 2, 2010.

The Company conducts business in foreign jurisdictions which grant special income tax rates from statutory income tax rates for a specified period under certain circumstances. The Company recognized approximately $0.3 million and $1.8 million of tax benefits during fiscal 2011 and 2010, respectively, related to these special income tax rates in China, which expired at the end of 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating losses and other tax credit carryforwards.

Deferred income tax assets and liabilities consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Deferred tax assets:
Provision for bad debts	$1,313	$1,067
Inventory capitalization and allowances	507	2,752
Net operating loss and capital loss carryforwards	182,040	137,690
Tax credits	4,001	5,288
Employee compensation and benefits	4,662	4,264
Property, plant and equipment	—	46,360
Other, net	14,737	13,766

Total deferred tax assets	207,260	211,187
Valuation allowance	(158,518)	(190,494)

Net deferred tax assets	48,742	20,693

Deferred tax liabilities:
Property, plant and equipment, net	$(36,882)	$(17,736)
Intangibles	(22,887)	—
Stock basis of subsidiaries	(4,277)	(7,709)
Undistributed Earnings	(5,020)	—
Other, net	(9,831)	(9,759)

Total deferred tax liabilities	(78,897)	(35,204)

Net deferred tax liabilities	$(30,155)	$(14,511)

The Company records a deferred tax liability associated with the excess of book basis over tax basis in the shares of subsidiaries not considered permanently invested. At December 31, 2011, the Company has not provided deferred U.S. income taxes on $22.0 million of unremitted earnings of its foreign subsidiaries where the earnings are considered permanently invested. If management decided to repatriate these earnings, they would become taxable in the United States. In the event of additional tax, unrecognized tax attributes may be available to reduce some portion of any U.S. income tax liability.

Prior to potential Internal Revenue Code Section 382 (“Section 382”) limitations, the Company has $288.6 million of U.S. federal operating loss carryforwards that expire between 2024 and 2031. Although Section 382 limits a company’s ability to use net operating losses on an annual basis, management believes the Section 382 limitation will not have a significant impact on the aggregate availability of U.S. federal net operating losses, and will have no material impact on the financial position of the Company. In addition, the Company has $870.4 million of aggregated state operating loss carryforwards that expire over various time periods, and has $157.1 million of foreign operating loss carryforwards, of which $73.1 million have an unlimited carryforward life and $55.2 million expire between 2012 and 2020. The remaining $28.8 million of foreign operating loss carryforwards expire between 2012 and 2031. The Company has potential tax benefits of $3.3 million of tax credit carryforwards on foreign jurisdictions, $0.8 million of which have an unlimited carryforward life, and the remaining $2.5 million expire between 2012 and 2021. The Company has $0.7 million of AMT credit with an unlimited carryforward life.

A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the likelihood that a deferred tax asset will be realized, management considers, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and credits as well as tax planning strategies available to the Company. After consideration of all available evidence both positive and negative, the Company has determined that valuation allowances of $158.5 million and $190.5 million are appropriate as of December 31, 2011 and January 1, 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Unrecognized tax benefits at beginning of period	$24,704	$24,357
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	(11,654)	(239)
Increases in tax positions for the current year	2,621	141
Lapse of statute of limitations	(2,898)	—
Purchase accounting adjustment	—	445
Currency translation	119	—

Unrecognized tax benefits at end of period	$12,892	$24,704

The total amount of UTBs as of December 31, 2011 and January 1, 2011 were $25.9 million and $36.7 million, respectively. These amounts include accrued interest and penalties of $13.0 million and $12.3 million at December 31, 2011 and January 1, 2011, respectively. Further, UTBs of $25.9 million represent the amount that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance as of December 31, 2011 was $3.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to lapse of statute of limitations or settlement of issues. The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

During the fiscal year ended January 1, 2011, the Company determined that it may be subject to PHC tax for past periods and established a liability in accordance with the recognition provisions of ASC 740. Generally, the PHC rules are commonly understood by tax professionals to be focused on penalizing individuals who use holding companies to hold personal investments when the individual tax rates exceed corporate tax rates, and are therefore not typically applicable to corporations whose primary revenue source is from the manufacturing and sale of tangible products. However, based on certain ownership rules under the Code sections that govern PHC’s that the Company was operating under at January 1, 2011 coupled with revenue sources of specific subsidiaries, the Company determined that the PHC rules may apply. As discussed earlier, in the fourth quarter of 2011, the IRS issued a favorable ruling determining the Company was not a PHC.

Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 31, 2011, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2011. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The major jurisdictions where the Company files income tax returns include the United States, Canada, China, The Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2011.

Note 13. Pension and Postretirement Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefit plans that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations. The benefit obligations and related assets under these plans with respect to the 2011 and 2010 disclosures have been measured as of December 31, 2011 and January 1, 2011, respectively.

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits
	Successor	Predecessor		Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
(In thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$(13,125)	$(13,367)	$(12,870)	$(104,758)	$(102,909)	$(105,527)
Service costs	—	—	—	(1,917)	(162)	(1,984)
Interest costs	(646)	(58)	(730)	(5,262)	(458)	(5,215)
Participant contributions	—	—	—	(173)	(12)	(143)
Plan amendments	—	—	—	—	—	6,121
Actuarial (loss)/gain	(2,349)	219	(777)	(4,089)	448	(4,919)
Currency translation adjustment and other	—	—	—	6,152	(2,061)	4,312
Benefit payments	901	81	1,010	4,410	398	4,446

Projected benefit obligation at end of year	$(15,219)	$(13,125)	$(13,367)	$(105,637)	$(104,756)	$(102,909)

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,974	11,965	10,611	115,718	117,398	113,073
Actual return on and additional plan assets	(392)	29	1,584	21,492	(3,786)	10,454
Employer and plan participant contributions	661	60	780	3,970	222	3,733
Benefit payments	(902)	(80)	(1,010)	(4,410)	(398)	(4,446)
Currency translation adjustment and other	—	—	—	(7,405)	2,282	(5,416)

Fair value of plan assets at end of year	$11,341	$11,974	$11,965	$129,365	$115,718	$117,398

Funded status	$(3,878)	$(1,151)	$(1,402)	$23,728	$10,962	$14,489

The Company has plans whose fair value of plan assets exceeds the benefit obligation. At December 31, 2011, January 28, 2011 and January 1, 2011, the total amount netted in the funded status above for such plans approximates $31.7 million, $17.5 million and $21.4 million, respectively. The Company also has plans whose benefit obligation exceeds the fair value of plan assets. At December 31, 2011, January 29, 2011 and January 1, 2011, the total amount netted in the funded status above for such plans approximates $11.8 million, $7.7 million and $8.3 million, respectively. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized related to these plans approximates $19.9 million, $9.8 million and $13.1 million at December 31, 2011, January 29, 2011 and January 1, 2011, respectively.

	U.S. Postretirement Benefit Plans			Non-U.S. Postretirement Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
(In thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$—	$—	$(44)	$(5,599)	$(5,715)	$(5,903)
Additional benefit obligations	—	—	—	—	—	—
Service costs	—	—	—	(75)	(7)	(76)
Interest costs	—	—	—	(279)	(24)	(345)
Actuarial gain	—	—	—	(323)	128	427
Currency translation adjustment and other	—	—	—	198	(15)	(300)
Settlements/curtailments	—	—	38	556	—	—
Benefit payments	—	—	6	614	34	482

Projected benefit obligation at end of year	$—	$—	$—	$(4,908)	$(5,599)	$(5,715)

Change in Plan Assets:
Fair value of plan assets at beginning of year	—	—	—	—	—	—
Actual return on plan assets	—	—	—	—	—	—
Employer and plan participant contributions	—	—	6	614	34	482
Benefit payments	—	—	(6)	(614)	(34)	(482)
Currency translation adjustment and other	—	—	—	—	—	—

Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded status	$—	$—	$—	$(4,908)	$(5,599)	$(5,715)

The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company’s pension plans as of December 31, 2011 and January 1, 2011 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Successor	Predecessor	Successor	Predecessor
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Other noncurrent assets	$—	$—	$31,689	$21,363
Accounts payable and accrued liabilities	—	—	(895)	(336)
Other noncurrent liabilities	(3,878)	(1,402)	(7,065)	(6,537)
Accumulated other comprehensive income	3,610	2,813	(10,949)	(5,823)

Net amounts recognized	$(268)	$1,411	$12,780	$8,667

The following table summarizes the amounts recognized in the Consolidated Balance Sheet for the Company’s postretirement benefit plans as of December 31, 2011 and of January 1, 2011 (in thousands):

	Non-U.S. Postretirement Benefit Plans
	Successor	Predecessor
	December 31, 2011	January 1, 2011
Other noncurrent assets	$—	$—
Accounts payable and accrued liabilities	(531)	(490)
Other noncurrent liabilities	(4,376)	(5,225)
Accumulated other comprehensive income	295	(2,136)

Net amounts recognized	$(4,612)	$(7,851)

The following table summarizes the amounts recorded in Accumulated other comprehensive income, in the Consolidated Balance Sheets, before taxes, for the Company’s pension plans as of December 31, 2011 and of January 1, 2011 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Successor	Predecessor	Successor	Predecessor
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Transition net asset	$—	$—	$—	$21
Net actuarial (gain) loss	3,610	2,813	(10,949)	2,165
Prior service cost	—	—	—	(8,009)

Net amounts recognized	$3,610	$2,813	$(10,949)	$(5,823)

The following table summarizes the amounts recorded in Accumulated other comprehensive income, in the Consolidated Balance Sheets, before taxes, for the Company’s postretirement benefit plans as of December 31, 2011 and of January 1, 2011 (in thousands):

	Non-U.S. Postretirement Benefit Plans
	Successor	Predecessor
	December 31, 2011	January 1, 2011
Transition net asset	$—	$6
Net actuarial (gain) loss	295	(1,725)
Prior service cost	—	(417)

Net amounts recognized	$295	$(2,136)

Components of net periodic benefit costs for fiscal years 2011, 2010 and 2009 are as follows (in thousands):

	U.S. Plans Pension Benefits				Non-U.S. Plans Pension Benefits
	Successor	Predecessor			Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended		Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010			January 1, 2011	January 2, 2010
(In thousands, except percent data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$—	$1,917	$162	$1,984	$2,160
Interest costs on projected benefit obligation and other	646	58	730	763	5,262	458	5,215	6,052
Return on plan assets	392	(29)	(1,584)	(2,899)	(21,492)	3,785	(10,454)	(11,715)
Settlement loss	—	—	—	—	—	—	—	—
Net amortization of transition obligation and other	(1,260)	(36)	894	2,526	16,043	(4,293)	5,336	6,229

Periodic benefit cost, net	$(222)	$(7)	$40	$390	$1,730	$112	$2,081	$2,726

Weighted average assumption rates:
Return on plan assets	8.00%	8.00%	8.00%	8.00%	2.4-6.0%	2.5-6.0%	2.5-6.0%	3.0-7.0%
Discount rate on projected benefit obligations	5.55	5.41	5.41	5.86	4.00-7.25	4.75-8.50	4.75-8.50	5.00-8.50
Salary and wage escalation rate	N/A	N/A	N/A	N/A	2.0-4.5	2.0-4.5	2.0-4.5	2.0-5.0

	U.S. Postretirement Benefit Plans				U.S. Postretirement Benefit Plans
	Successor	Predecessor			Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended		Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010			January 1, 2011	January 2, 2010
(In thousands, except percent data)
Components of net periodic benefit cost:
Current service costs	$—	$—	$—	$—	$75	$7	$76	$78
Interest costs on projected benefit obligation and other	—	—	—	4	279	24	345	335
Curtailment/settlement (gain) loss	—	—	—	—	(556)	—	—	—
Net amortization of transition obligation and other	—	—	(97)	(34)	—	(26)	(241)	(300)

Periodic benefit cost (benefit), net	$—	$—	$(97)	$(30)	$(202)	$5	$180	$113

Weighted average assumption rates:
Discount rate on projected benefit obligations	—	—	N/A	1.50%	5.25-8.00%	5.00-8.50%	5.00-8.50%	5.75-8.50%

Discount rates are primarily based on the market yields of global bond indices for AA-rated corporate bonds, applied to a portfolio for which the term and currency correspond with the estimated term and currency of the obligation. During fiscal 2012, the Company expects to recognize amortization of actuarial gains/losses as components of net periodic benefit cost in the amounts of $0.1 million.

During the fourth quarter of 2011, the Company terminated the employment of the remaining employees associated with its DIFCO operation, which was sold during the 2nd quarter of 2011. The terminated employees are not entitled to post-retirement benefits. The Company recognized a curtailment gain of $0.6 million as a result of the release of the benefit obligation associated with this event. This gain appears in the line, Loss from Discontinued Operations in the Company’s consolidated statement of operations.

During the fourth quarter of 2010, the Company amended a non-U.S. pension plan in the Netherlands. The primary plan amendment involved increasing the retirement age from 62 to 65 years and changing the basis of retirement benefits from the participants’ final pay to career average pay. The amendment was retroactive to January 1, 2010. The impact of the amendment was to reduce the pension benefit obligation by $6.1 million as of January 1, 2011. The amendment reduced net periodic pension cost by $0.7 million in fiscal 2010. The amendment will reduce net periodic pension cost in future fiscal years.

In the fourth quarter of 2010, the Company approved amendments to its pension plan in Mexico, which will transition approximately 25% of the pension benefit obligation to a new defined contribution plan for certain employee groups, beginning January 1, 2011. This transition will occur over a 15 year period and is not expected to have a material impact on the Company’s financial statements.

In the fourth quarter of 2007, the Company approved amendments to various postretirement benefit plans in the U.S. which curtailed or eliminated defined benefits previously available under the plans. The amendments, as adopted, eliminated the postretirement insurance benefits for all current retirees of the Company, and substantially all active employees. These plans were terminated at the end of fiscal 2010. The impact of this change did not materially impact the Company’s 2010 financial statements.

Assumed health care cost trend rates

The health care cost trend rate assumptions for the Company provided health care benefits for retirees in Canada are reflected in the following table. The Company does not provide post-employment health care benefits for retirees in other countries.

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Weighted average health care cost trend rate assumed for next year	6.42%	6.75%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reached the ultimate trend rate	2028	2028

A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2011 by $0.1 million and the accumulated postretirement benefit obligation as of December 31, 2011 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2011 by $0.1 million and the accumulated postretirement benefit obligation as of December 31, 2011 by $0.1 million.

Pension Plan Assets

Investment decisions

The Company’s overall investment strategy is to achieve a blend of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 40-55 percent in equity securities, 40-55 percent in corporate bonds and U.S. Treasury securities and the remainder in cash, cash equivalents or other types of investments. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies principally located in the U.S. Fixed income securities include corporate bonds of companies of diversified industries and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different strategies.

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

Major categories of plan assets and the expected rate of return

The plans’ weighted-average asset allocations by asset category are as follows:

	Successor	Predecessor
	December 31, 2011	January 1, 2011
Cash	3%	3%
Equity Securities	29	37
Fixed Income Securities	68	60

Total	100%	100%

The following tables summarize the fair value of each major category of the Company’s pension plan assets as of December 31, 2011 and January 1, 2011 in each of the major regions where it has assets, along with a narrative description of how the overall expected long-term rate-of-return is determined.

Total Pension Plan Assets

Fair value measurements at December 31, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$4,209	$384	$3,825	$—
Total Equity Securities	40,633	6,636	33,997	—
Total Fixed Income Securities	95,864	4,321	91,543	—

Total	$140,706	$11,341	$129,365	$—

Fair value measurements at January 1, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$4,011	$196	$3,815	$—
Total Equity Securities	47,955	8,516	39,439	—
Total Fixed Income Securities	77,398	3,253	74,145	—

Total	$129,364	$11,965	$117,399	$—

U.S. Pension Plan Assets

Fair value measurements at December 31, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$384	$384	$—	$—
Equity securities:
U.S. large-cap (a)	3,683	3,683	—	—
U.S. mid-cap (b)	1,375	1,375	—	—
U.S. small-cap (c)	323	323	—	—
Foreign equities	842	842	—	—
Emerging markets growth	413	413	—	—

Total Equity Securities	6,636	6,636	—	—

Fixed income securities:
Corporate bonds (d)	4,321	4,321	—	—

Total Fixed Income Securities	4,321	4,321	—	—

Total	$11,341	$11,341	$—	$—

(a)	This category consists of low-cost S&P 500 index funds, which are not actively managed.
(b)	This category consists of equity securities of U.S. companies with market capitalizations between $500 million and $5 billion.
(c)	This category consists of equity securities of U.S companies with market capitalizations no larger than the largest capitalized issuer in the Russell 2000 Index.
(d)	This category consists of investment-grade bonds of U.S. issuers from diverse industries.

Fair value measurements at January 1, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$196	$196	$—	$—
Equity securities:
U.S. large-cap (a)	3,597	3,597	—	—
U.S. mid-cap (b)	1,394	1,394	—	—
Foreign equities	1,954	1,954	—	—
Emerging markets growth	1,571	1,571	—	—

Total Equity Securities	8,516	8,516	—	—

Fixed income securities:
Corporate bonds(c)	3,253	3,253	—	—

Total Fixed Income Securities	3,253	3,253	—	—

Total	$11,965	$11,965	$—	$—

(a)	This category consists of low-cost S&P 500 index funds, which are not actively managed.
(b)	This category consists of equity securities of U.S. companies with market capitalizations between $500 million and $5 billion.
(c)	This category consists of investment-grade bonds of U.S. issuers from diverse industries.

The Company selects the expected long-term rate-of-return-on-assets assumption for U.S. plan assets in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed — especially with respect to real rates of return (net of inflation) — for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience — that may not continue over the measurement period — with higher significance placed on current forecasts of future long-term economic conditions.

Canadian Pension Plan Assets

Fair value measurements at December 31, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$3,604	$—	$3,604	$—
Equity securities:
U.S. large-cap (a)	1,631	—	1,631	—
Canadian large cap (a)	4,863	—	4,863	—
Foreign large-cap	1,631	—	1,631	—

Total Equity Securities	8,125	—	8,125	—

Fixed income securities:
Corporate bonds (b)	7,091	—	7,091	—
Canadian government bonds	1,738	—	1,738	—

Total Fixed Income Securities	8,829	—	8,829	—

Total	$20,558	$—	$20,558	$—

(a)	This category consists of actively managed equities and low-cost Canadian S&P/TSX 60 index funds which are not actively managed.
(b)	This category consists of investment-grade bonds of Canadian issuers from diverse industries.

Fair value measurements at January 1, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$3,494	$—	$3,494	$—
Equity securities:
U.S. large-cap (a)	1,693	—	1,693	—
Canadian large cap (a)	5,586	—	5,586	—
Foreign large-cap	1,693	—	1,693	—

Total Equity Securities	8,972	—	8,972	—

Fixed income securities:
Corporate bonds (b)	7,559	—	7,559	—
Mortgage-backed securities	1,949	—	1,949	—

Total Fixed Income Securities	9,508	—	9,508	—

Total	$21,974	$—	$21,974	$—

(a)	This category consists of actively managed equities and low-cost Canadian S&P/TSX 60 index funds which are not actively managed.
(b)	This category consists of investment-grade bonds of Canadian issuers from diverse industries.

To estimate the expected long term rate of return on Canadian plan assets as of fiscal year end 2011, the Company considered the current level of expected returns on the bond portion of the portfolio, the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectation for future returns on each asset class. The expected return for each asset class was weighted based on the target policy asset mix to develop an expected long-term rate of return on asset assumption for the portfolio.

European Pension Plan Assets

Fair value measurements at December 31, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$221	$—	$221	$—
Equity securities:	—
ING Global Equity funds (a)	21,991	—	21,991	—
Emerging markets growth	1,146	—	1,146	—
Non-US equities	2,735	—	2,735	—

Total Equity Securities	25,872	—	25,872	—

Fixed income securities:
ING Global Duration Matching Funds (b)	79,675	—	79,675	—
Other Foreign Fixed Income Funds	3,039	—	3,039	—

Total Fixed Income Securities	82,714	—	82,714	—

Total	$108,807	$—	$108,807	$—

(a)	This category consists of investments across various regions and sectors.
(b)	This category consists of investments in Euro region government bonds with maturities of 1 - 3 years, whose duration is increased with the use of interest rate swaps and bond futures.

Fair value measurements at January 1, 2011 (in thousands):

Category	Total	Level 1	Level 2	Level 3
Cash	$321	$—	$321	$—
Equity securities:
ING Global Equity funds (a)	23,676	—	23,676	—
Emerging markets growth	2,331	—	2,331	—
Non-US equities	4,460	—	4,460	—

Total Equity Securities	30,467	—	30,467	—

Fixed income securities:
ING Global Fixed Income Funds (b)	61,732	—	61,732	—
Other Foreign Fixed Income Funds	2,905	—	2,905	—

Total Fixed Income Securities	64,637	—	64,637	—

Total	$95,425	$—	$95,425	$—

(a)	This category consists of investments across various regions and sectors.
(b)	This category consists of investments in a wide range of bonds containing government bonds, investment grade corporate bonds and asset backed securities, emerging markets debt and lower rated high yield corporate bonds.

To estimate the expected long term rate of return on European plan assets as of fiscal year end 2011, the Company used the expected long-term rates of return by asset categories projected by a portfolio simulator model. For each asset category, the model simulates a wide range of plausible scenarios of future capital market performance. The long-term average, or normative, levels incorporate a blend of historical capital market data and future expectations. The sources consulted in the determination of normative levels include investment consultants, plan sponsors, investment managers, economists, and academicians. Key variables maintained and used for the projections include interest rates, GDP, price inflation, government bond yields, credit spreads and currency.

The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included in the Consolidated Balance Sheet. Employer contributions to its pension plans in 2012 are expected to approximate $3.7 million.

Expected Benefit Payments

The following table reflects the total benefits projected to be paid from the plans or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations and, therefore, may differ from projected benefit payments. The expected level of payments to, or on the behalf of, participants is as follows (in thousands):

	Pension	Postretirement
2012	$6,170	$531
2013	5,737	440
2014	6,212	433
2015	6,553	425
2016	7,142	414
2017 to 2021	38,531	1,887

The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.5 million, $2.4 million and $2.6 million for fiscal 2011, 2010 and 2009, respectively.

Note 14. Equity Compensation Plans

Successor Polymer Equity Compensation Plans

2011 Scorpio Holdings Corporation Stock Incentive Plan

Effective January 25, 2011, Holdings established an Incentive Stock Plan (the “Holdings Plan”) for key employees, directors, other service providers, or independent contractors of the Company. The Holdings Plan provides for the award of any option, stock appreciation right or other stock-based award (including restricted stock award or restricted stock unit), as determined solely by the Compensation Committee of the Board of Directors of Holdings. The maximum number of shares of common stock that may be issued under the Holdings Plan may not exceed 20,789 plus any shares purchased for fair market value under a share purchase program. The maximum number of shares is subject to modification, upon certain events set-forth within the Holdings Plan, including, but not limited to: (i) equity restructurings, (ii) mergers, reorganizations and other corporate transactions, and (iii) change in control, etc. Holdings will issue new shares of common stock to satisfy options exercised.

Under the Holdings Plan, as of December 31, 2011, employees and directors of Polymer were granted nonqualified stock options for 16,856.58 shares of Holdings common stock. These options were granted on January 28, 2011, September 22, 2011 and December 21, 2011. Under the terms of the Holdings Plan, nonqualified stock options are to carry exercise prices no less than 100% of the fair market value of Holding’s stock on the date of the grant. Since Holdings common stock is not publicly traded, the fair market value of the stock is determined by the Compensation Committee of the Board of Directors of Holdings in good faith giving consideration to any independent valuation analysis performed for the Company and the most recent valuation of the Company used for purposes of public reporting by Blackstone of the value of its portfolio companies. The 16,856.58 shares of stock underlying the issued options had both a grant date value and exercise value of $1,000 per share, which represented the value per share of Holdings common stock at the effective date of the Acquisition.

The 16,856.58 issued nonqualified stock options provide for time vested options (“Time Options”), performance vested options (“Performance Options”), and exit vested options (“Exit Options”). Of the 16,856.58 issued options, 5,655.40 have been designated as Time Options; 5,570.45 have been designated as Performance Options; and 5,630.73 have been designated as Exit Options. The nonqualified stock options expire on the tenth anniversary date of the grant.

The Time Options vesting is subject to the continuation of employment by the employee and 20% of the Time Options will vest with each of the first five anniversaries of the Grant Date. The Performance Options vesting is subject to the continuation of employment and 20% of the Performance Options will vest with each of the first five anniversaries of March 31, 2011, if certain annual financial performance targets are met, as defined within the stock option grants. The Exit Options vesting is subject to the continuation of employment by the employee through the applicable vesting date.

The Exit Option shall vest on the date, if any, when Holdings shall have received cash proceeds in respect of its investment in the Company’s equity securities that meets a specified financial yield, as defined within the stock option grants.

The Company accounts for the Holdings Plan in accordance with ASC 718. As of December 31, 2011, with respect to the 16,856.58 options to purchase common stock of Holdings under the Holdings Plan, 11,201.18 options are subject to future vesting based on the attainment of future performance or exit targets that the Company has not yet determined to be highly probable of achievement. Accordingly, pursuant to ASC 718, 5,655.40 outstanding options to purchase common stock of Holdings have been considered granted, as of December 31, 2011, under the Holdings Plan.

A summary of option activity under the Holdings Plan is presented below:

	Number of Shares	Exercise Price
Outstanding, as of January 1, 2011	—	—
Granted	6,013.37	$1,000.00
Exercised	—	—
Forfeited	357.97	1,000.00
Cancelled/expired	—	—

Outstanding, as of December 31, 2011	5,655.40	$1,000.00

The estimated fair value of the options when granted is amortized to expense over the options’ vesting or required service period. With respect to the Time Options, the Company is following a straight-line vesting method for determining the Company’s compensation costs. The fair value for these options were estimated, using a third-party valuation specialist, at the date of grant based on the expected life of the option and projected exercise experience, using a Black-Scholes option pricing model with the following assumptions:

	January 28, 2011 Issued Options	September 22, 2011 Issued Options	December 21, 2011 Issued Options
Risk-free interest rate	1.92%	0.79%	0.91%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility factor	49.54%	49.71%	50.18%
Expected option life in years	5.0	4.35	4.10

The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of Polymer’s competitors over the expected life of the Holding’s options. As insufficient data exists to determine the historical life of options issued under the Holdings Plan, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holding’s would exceed the exercise price of the option. The fair value of each option granted on January 28, 2011, September 22, 2011 and December 21, 2011 was $448.2213 per share, $406.3636 per share and $400.2852 per share, respectively, and was based on a Black-Scholes option pricing model.

The compensation cost related to the Holdings Plan was $0.44 million for the eleven months ended December 31, 2011, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2011, the unamortized compensation expense related to stock options was $2.07 million and is expected to be recognized over a period of 5 years from the date of grant.

Other Compensation Arrangement

In contemplation of the Merger, the Company’s Chief Executive Officer entered into an employment agreement in October 2010 which became effective as of the effective time of the Merger (the “January 2011 CEO Employment Agreement”) and superseded the March 2010 CEO Employment Agreement (discussed below). Accordingly, the Chief Executive Officer has no further rights under the March 2010 CEO Employment Agreement.

The January 2011 CEO Employment Agreement provides that as long as the CEO is an employee in good standing on July 23, 2013, that she would be entitled to a one-time grant of shares in Holdings having a value equal to $694,000 (the “Equity Award”). Further, the Equity Award could be granted to the CEO at an earlier date if the condition of “Involuntary Termination” has been met, as defined within the January 2011 CEO Employment Agreement. The Company has determined that the Equity Award is not a modification, pursuant to the guidance in ASC 805, of the Retirement Incentive that was set-forth within the March 2010 CEO Employment Agreement (discussed below). Accordingly, the Company has concluded that the Equity Award is a new award and should be accounted for as an “Equity-Classified Award” as defined within ASC 718.

The compensation cost related to the Equity Award was $0.29 million for the eleven months ended December 31, 2011, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2011, the unamortized compensation expense related to Equity Award was $0.41 million and is expected to be recognized through April 23, 2013.

Predecessor Polymer Equity Compensation Plans

Concurrent with the Acquisition, the Company’s stock options underlying the 2003 Stock Option Plan and the restricted shares and restricted share units underlying the Restricted Stock Plans vested (if unvested) and were canceled and converted into the right to receive on January 28, 2011, (i) an amount in cash equal to the per share closing payment and (ii) on each escrow release date, an amount equal to the per share escrow payment, in each case, less any applicable withholding taxes. For the Company’s stock options, the amount in cash was adjusted by the exercise price of $6.00 per share.

As a result of the Acquisition, the Company recognized compensation cost of $12.7 million for the accelerated vesting of Predecessor Polymer Equity Compensation Plans within the one month period ended January 28, 2011.

Other Compensation Arrangement

On March 31, 2010, the Company entered into a new employment agreement with its Chief Executive Officer (the “March 2010 CEO Employment Agreement”) that provides for a one-time award of equity and cash at the expiration date of the agreement (the “Retirement Incentive”). The equity award component was dependent upon an ending stock price at the measurement date, defined in the agreement, and would have ranged between 20,000 shares and 100,000 shares. The cash award would have been equal to thirty percent of the future value of the aforementioned equity award component, but would not have been less than $250,000 or greater than $1,000,000. At the time that the Company entered into the March 2010 CEO Employment agreement, management concluded that the stock award component would be accounted for as a “Equity-classified award” as defined within ASC 718, since the Company intended to issue PGI common shares. In addition, the Company intended for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management had concluded that the cash award should be accounted for as a “Liability-classified award” as defined within ASC 718, since the Company intends to pay cash for this compensation component. The Company recognized an immaterial amount of compensation expense, less than $0.04 million in the one month period ended January 28, 2011 associated with the Retirement Incentive.

However, in contemplation of the Merger the Company’s Chief Executive Officer entered into the aforementioned January 2011 CEO Employment Agreement which became effective as of the effective time of the Merger and superseded the March 2010 CEO Employment Agreement. Accordingly, the Chief Executive Officer has no further rights under the March 2010 CEO Employment. Accordingly, the Retirement Incentive liability was assigned a zero value in the Company’s preliminary purchase accounting, since as disclosed previously the Retirement Incentive was not considered a modification, pursuant to the guidance in ASC 805.

Note 15. Other Operating Loss (Income), Net and Foreign Currency Loss (Income), Net

For the eleven months ended December 31, 2011, Other operating loss (income), net was a loss of $2.6 million which included (i) a loss of $3.3 million associated with foreign currency losses and (ii) income of $0.7 million associated with a customer licensing agreement related to a third-party manufacture of product. For the one month ended January 28, 2011, Other operating loss (income), net was income of $0.6 million which included (i) income of $0.5 million associated with foreign currency gains and (ii) income of $0.1 million associated with a customer licensing agreement related to a third-party manufacture of product. For fiscal 2010, Other operating loss (income), net was income of $0.8 million which included (i) income of $0.7 million associated with a customer licensing agreement related to the third-party manufacture of product and (ii) income of $0.1 million associated with net foreign currency gains. For fiscal 2009, Other operating loss (income), net was income of $4.7 million which included (i) income of $1.5 million associated with a customer licensing agreement related to the third-party manufacture of product and (ii) income of $3.2 million associated with net foreign currency gains.

Foreign Currency Loss (Income), Net

For international subsidiaries which have the U.S. dollar as their functional currency, local currency transactions are remeasured into U.S. dollars, using current rates of exchange for monetary assets and liabilities. Gains and losses from the remeasurement of such monetary assets and liabilities are reported in Other operating loss (income), net in the Consolidated Statements of Operations. Likewise, for international subsidiaries which have the local currency as their functional currency, gains and losses from the remeasurement of monetary assets and liabilities not denominated in the local currency are reported in Other operating loss (income), net in the Consolidated Statements of Operations. Additionally, currency gains and losses have been incurred on intercompany loans between subsidiaries, and to the extent that such loans are not deemed to be permanently invested, such currency gains and losses are also reflected in Foreign currency and other loss, net in the Consolidated Statements of Operations.

The Company includes gains and losses on receivables, payables and other operating transactions as a component of operating income in Other operating loss (income), net. Other foreign currency gains and losses, primarily related to intercompany loans and debt and other non-operating activities, are included in Foreign currency and other loss, net.

The Company’s foreign currency loss (income), net is shown in the table below (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Included in Other operating (income) loss, net	$3,297	$(504)	$(69)	$(3,279)
Included in Foreign currency and other loss, net	715	150	1,397	4,292

	$4,012	$(354)	$1,328	$1,013

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

On February 8, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the “2010 FX Forward Contracts”) that provided for a floor and ceiling price on payments related to the Company’s new medical line under construction in Suzhou, China (the “New Suzhou Medical Line”). The objective of the 2010 FX Forward Contracts was to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment. The original notional amount of the 2010 FX Forward Contracts, which were set to expire on various dates through fiscal 2012, was €25.6 million, which would have resulted in a U.S. dollar equivalent range of $34.6 million to $36.2 million. Cash settlements under the 2010 FX Forward Contracts coincided with the payment dates on the equipment purchase contract.

In August 2010, the Company executed an amendment to the underlying equipment purchase contract which resulted in a €0.7 million reduction of one of the scheduled payments. Accordingly, the Company modified the notional amounts of the 2010 FX Forward Contracts which coincided with the date of the amended payment to maintain the synchronization of the 2010 FX Forward Contracts with the underlying contract payments, as amended. As a result, the 2010 FX Forward Contracts remained highly effective and continued to qualify for hedge accounting treatment, in accordance with ASC 815. The revised notional amount of €24.9 million resulted in a U.S. dollar equivalent range of $33.6 million to $35.1 million.

On January 19, 2011, the Company terminated and settled the 2010 FX Forward Contracts for $0.5 million and entered into new foreign exchange forward contracts with a third party institution (the “January 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the New Suzhou Medical Line equipment purchase contract. Through the date of terminating the 2010 FX Forward Contracts, the Company continued to recognize the asset associated with the unrecognized firm commitment and the liability associated with the 2010 FX Forward Contracts. The impact of the 2010 FX Forward Contracts on Foreign currency and other loss, net in the Consolidated Statements of Operations was a gain of $0.03 million for the one month ended January 28, 2011. The objective of the January 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New Suzhou Medical Line.

On July 8, 2011, the Company completed commercial acceptance of the New Suzhou Medical Line. The Company recorded a liability for the remaining balance due. In accordance with ASC 815, the hedge designation of the January 2011 FX Forward Contracts was removed at that time. Through the date the hedge was undesignated and the liability recorded, the Company continued to recognize the asset associated with the unrecognized firm commitment and the associated liability. The Company will carry the January 2011 FX Forward Contracts at fair value and record gains and losses in Foreign currency and other loss, net in the Consolidated Statements of Operations. The impact of the January 2011 FX Forward Contracts on Foreign currency and other loss, net was a loss of $0.8 million for the eleven months ended December 31, 2011. As of December 31, 2011, the remaining notional amount of the January 2011 FX Forward Contracts was €2.7 million, which is the equivalent of $3.7 million.

On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the equipment purchase agreement for the Company’s new hygiene line under construction in Suzhou, China (the “New China Hygiene Line”). The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of December 31, 2011, the remaining notional amount of the June 2011 FX Forward Contracts was €28.0 million which is the equivalent of $40.3 million.

The Company has historically used interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, as disclosed in Note 11 “Debt,” to mitigate its interest rate exposure as required by the Old Credit Facility, the Company entered into the 2009 Interest Rate Swap which, at the time of entering into the agreement, effectively converted the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. The 2009 Interest Rate Swap became effective on June 30, 2009 and was due to expire on June 30, 2011. The 2009 Interest Rate Swap had replaced an expiring interest rate swap agreement. Cash settlements were to be made monthly and the floating rate was to be reset monthly, coinciding with the reset dates of the Old Credit Facility. Concurrent with the Acquisition, the Company settled the 2009 Interest Rate Swap liability, since the Company repaid its Old Credit Facility.

In accordance with ASC 815, the Company designated the 2009 Interest Rate Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Interest Rate Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the Amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by the Amendment) of the 2009 Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Interest Rate Swap and included in Accumulated Other Comprehensive Income was frozen and will be reclassified to earnings as future interest payments are made throughout the term of the 2009 Interest Rate Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. See Note 17 “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for the fair value measurement disclosures for these assets and liabilities.

The impact of the accounting associated with the 2009 Interest Rate Swap on Interest expense, net in the Consolidated Statements of Operations was an increase of $0.2 million for the one month period ended January 28, 2011. The impact was an increase of $4.1 million and $7.2 million for fiscal years 2010 and 2009.

The following table summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments as of December 31, 2011 and January 1, 2011 (in thousands):

	Successor		Predecessor
	As of December 31, 2011		As of January 1, 2011
	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Interest rate swaps (1)	N/A	N/A	$18,693	$163
Interest rate swaps — undesignated (1)	N/A	N/A	221,307	1,872
Foreign currency hedges:
Foreign exchange contracts (2)	$40,265	$(3,807)	21,661	542
Foreign exchange contracts — undesignated (3)	3,680	(147)	N/A	N/A

Net value	$43,945	$(3,954)	$261,661	$2,577

(1)	Comprised of the 2009 Interest Rate Swap, with a $240.0 million notional amount. As discussed above, the 2009 Interest Rate Swap was settled concurrent with the Acquisition.
(2)	As disclosed above, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011.
(3)	As disclosed above, the Company settled the 2010 FX Forward Contracts on January 19, 2011 and simultaneously entered into the January 2011 FX Forward Contracts. The January 2011 FX Forward Contracts were undesignated as a hedge on July 8, 2011 due to commercial acceptance of the New Suzhou Medical Line and subsequent recording of the remaining liability.

The following tables summarize the effect on income by derivative instruments in cash flow hedging relationships for the following periods (in thousands):

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)
	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011		Fiscal Year Ended
Derivatives in Cash Flow Hedging Relationships				January 1, 2011	January 2, 2010
Derivatives designated as hedging instruments: Interest rate contracts	N/A		$(3)	$120	$(1,323)
Derivatives not designated as hedging instruments	N/A	N/A		N/A	N/A

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
Derivatives in Cash Flow Hedging Relationships			January 1, 2011	January 2, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	N/A	N/A	N/A	$(4,458)
Derivatives not designated as hedging instruments	N/A	$(187)	$(2,240)	(777)

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations.

See Note 17, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for additional disclosures related to the Company’s derivative instruments.

Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or are corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, that reflects the Company’s assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the tables below shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value, on a recurring basis, as of December 31, 2011 and January 1, 2011.

The January 1, 2011 firm commitment and foreign exchange contracts identified within the table below are recorded within Property, plant and equipment, net and Accounts payable and accrued liabilities, respectively, within the Company’s January 1, 2011 Consolidated Balance Sheet. As more fully disclosed in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company terminated and settled these agreements on January 19, 2011. The January 19, 2011 fair value of the firm commitment was $0.6 million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. As more fully disclosed in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company entered into the January 2011 FX Forward Contracts simultaneously with the termination and settlement of the existing contracts. On July 8, 2011, the Company completed commercial acceptance of the equipment and recognized the related commitment by recording the remaining liability. The July 8, 2011 fair value of the firm commitment was $(0.7) million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. The net impact of the above activity is a contra-asset of $(0.1) within Property, plant and equipment, net in the Company’s December 31, 2011 Consolidated Balance Sheet. In accordance with ASC 815, the fair value of the January 2011 FX Forward Contracts, which is included in the table below, is recorded within Accounts payable and accrued liabilities in the Company’s December 31, 2011 Consolidated Balance Sheet.

As more fully disclosed in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011. The firm commitment and foreign exchange contract related to the June 2011 FX Forward Contracts, which are included in the table below, are recorded within Property, plant and equipment, net and Accounts payable and accrued liabilities in the Company’s December 31, 2011 Consolidated Balance Sheet. The interest rate swap agreements that are identified within the table below are recorded in the Company’s January 1, 2011 Consolidated Balance Sheets within Accounts payable and accrued liabilities.

	Successor
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment	$3,807	$—	$3,807	$—
Derivative liability:
Foreign exchange contract	(3,954)	—	(3,954)	—

	Predecessor
	As of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment	$589	$—	$589	$—
Derivative liabilities:
Interest rate swap agreements (1)	(2,035)	—	(2,035)	—
Foreign exchange contract	(542)	—	(542)	—

(1)	As more fully disclosed in Note 16 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company terminated and settled these agreements in conjunction with the Acquisition.

The fair value of the interest rate swap agreements and foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation.

As set-forth in Note 2 “Accounting Policies and Financial Statement Information”, the Company reviews the value of goodwill and trade names and trademarks (“Indefinite-Lived Intangibles Assets”) on at least an annual basis or when circumstances indicate a potential impairment may exist. The Indefinite-Lived Intangibles Assets impairment review involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The fair value of the Company’s reporting units were estimated, by an outside valuation expert, using the present value of future cash flows, using estimates, judgments and assumptions that management believes were appropriate in the circumstances. If the carrying value of the reporting unit was higher than its fair value then an indication of impairment may exist and a second step was performed to measure the amount of impairment. The amount of impairment was determined by comparing the implied fair value of the reporting unit’s Indefinite-Lived Intangibles Assets to the carrying value of the Indefinite-Lived Intangibles Assets calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of Indefinite-Lived Intangibles Assets is less than the recorded Indefinite-Lived Intangibles Assets, then an impairment charge for the difference was recorded. We recognized an impairment charge to goodwill of $7.6 million, with no tax effect, in the fourth quarter of 2011.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that are required to be measured at fair value, on a non-recurring basis, as of December 31, 2011 and the corresponding fair value measurements that were recorded during the period ended December 31, 2011 (in thousands):

	Successor
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3		Total Gains (Losses)
Goodwill (1)	$80,546	$—	$—	$80,546		$(7,647)
Long-lived assets held for sale (2)	1,646	—	1,646	—	(3)	(1,620)

(1)	As discussed in Note 3 “Special Charges, Net”, the Company recorded an impairment charge of $7.6 million in the fourth quarter of 2011 to write-down the fair value of goodwill.
(2)	Long-lived assets held for sale in Level 2 Inputs reflect the sales price, less costs to sell, received for the land, building and equipment in January and March 2012. See Note 26 “Subsequent Events” for further discussion. As discussed in Note 3 “Special Charges, Net”, the Company recorded an impairment charge of $1.6 million in the fourth quarter of 2011 to write-down the fair value of the long-lived assets held for sale to their net realizable value.
(3)	In accordance with ASC 820, a reconciliation of beginning and ending balances of Level 3 assets (in thousands):

Balance as of January 1, 2011	$825
Asset sales	(150)
Impairment, included in Special Charges, Net	(250)
Transfer to Level 2	(425)

Balance as of December 31, 2011	$—

The $0.4 million asset was transferred out of Level 3 into Level 2 as the December 31, 2011 fair value is based on the future sales price, as discussed in note 2 above, which qualifies as a Level 2 asset under the fair value hierarchy.

The Company has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value for non-traded financial instruments. Accordingly, such estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying value of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued liabilities and short-term borrowings are reasonable estimates of their fair values.

The carrying amount and estimated fair value of the Company’s long-term debt as of December 31, 2011 and January 1, 2011 is presented in the following table (in thousands):

	Successor		Predecessor
	As of December 31, 2011		As of January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (including current portion)	$595,445	$612,793	$331,779	$330,203

See Note 16 “Derivatives and Other Financial Instruments and Hedging Activities” for additional disclosures related to the Company’s derivative instruments.

Note 18. Shareholders’ Equity

Due to the Acquisition, more fully described in Note 4 “Acquisitions”, Successor Polymer has 1,000 shares authorized and outstanding, with a par value of $.01 per share, owned by Parent. Further, Predecessor Polymer’s equity securities identified below were cancelled and thus Polymer became a privately-held company.

As of January 1, 2011, the Predecessor Polymer’s authorized capital stock consisted of the following classes of stock:

Type	Par Value	Authorized Shares
Preferred stock	$.01	173,000
Class A common stock	$.01	39,200,000
Class B convertible common stock	$.01	800,000
Class C convertible common stock	$.01	118,453
Class D convertible common stock	$.01	498,688
Class E convertible common stock	$.01	523,557

All classes of the common stock had the same voting rights. In accordance with the Amended and Restated Certificate of Incorporation, all shares of Class B, C, D and E Common Stock could have been converted into an equal number of shares of Class A Common Stock. The shares of preferred stock could have been issued from time to time with such designation, preferences, participation rights and optional or special rights (including, but not limited to, dividend rates, voting rights and maturity dates) as determined by the Board of Directors.

Note 19. Segment Information

The Company’s reportable segments consist of U.S. Nonwovens, Europe Nonwovens, Asia Nonwovens, Latin America Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. The Nonwovens businesses sell to the same end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segments and the loss of these sales would have a material adverse effect on this segment.

The segment information presented in the table below excludes the results of Difco and Fabpro. As discussed in further detail in Note 5 “Discontinued Operations”, both Difco and Fabpro are accounted for as discontinued operations, in accordance with the guidance of ASC 205.

The Company recorded charges in the Consolidated Statements of Operations during fiscal years 2011, 2010 and 2009 relating to Special charges, net and Acquisition and integration expenses that have not been allocated to the segment data.

Financial data by segment is as follows (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Net sales
U.S. Nonwovens	$325,222	$26,132	$326,812	$302,326
Europe Nonwovens	297,869	24,305	282,076	159,436
Asia Nonwovens	135,591	9,403	129,370	108,764
Latin America Nonwovens	288,133	19,961	306,480	234,320
Oriented Polymers	56,114	4,805	61,473	45,759

	$1,102,929	$84,606	$1,106,211	$850,605

Operating income (loss)
U.S. Nonwovens	$16,747	$2,515	$24,546	$34,559
Europe Nonwovens	8,427	1,812	13,577	2,195
Asia Nonwovens	19,778	1,718	25,166	23,229
Latin America Nonwovens	24,865	2,080	41,599	42,399
Oriented Polymers	1,802	553	3,256	2,426
Unallocated Corporate	(38,351)	(3,603)	(38,868)	(30,076)
Eliminations	21	—	(30)	36

	33,289	5,075	69,246	74,768
Acquisition and integration expenses	—	—	(1,742)	(1,789)
Special charges, net	(41,345)	(20,824)	(17,993)	(20,763)

	$(8,056)	$(15,749)	$49,511	$52,216

Depreciation and amortization expense included in operating income (loss)
U.S. Nonwovens	$17,049	$1,152	$14,875	$14,981
Europe Nonwovens	10,235	368	5,156	6,593
Asia Nonwovens	9,956	589	7,091	9,022
Latin America Nonwovens	14,630	1,259	16,825	15,521
Oriented Polymers	1,306	36	450	373
Unallocated Corporate	1,584	68	952	749
Eliminations	—	—	—	—

Depreciation and amortization expense included in operating income	54,760	3,472	45,349	47,239
Amortization of loan acquisition costs	2,530	51	867	1,105

	$57,290	$3,523	$46,216	$48,344

Capital spending
U.S. Nonwovens	$11,192	$5,652	$11,774	$2,516
Europe Nonwovens	13,016	41	3,166	782
Asia Nonwovens	30,583	2,507	26,865	442
Latin America Nonwovens	12,805	151	1,310	38,477
Oriented Polymers	375	38	534	347
Corporate	457	16	1,521	851

	$68,428	$8,405	$45,170	$43,415

	December 31, 2011	January 1, 2011
Division assets
U.S. Nonwovens	$271,810	$167,517
Europe Nonwovens	218,151	198,942
Asia Nonwovens	228,448	139,134
Latin America Nonwovens	292,614	239,496
Oriented Polymers	25,474	24,640
Corporate	23,623	7,691
Eliminations	458	(64,248)
Discontinued operations	—	18,805

	$1,060,578	$731,977

Geographic Data:

Export sales from the Company’s United States operations to unaffiliated customers approximated $37.9 million, $3.0 million, $33.5 million and $40.3 million during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively. Geographic data for the Company’s operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Net sales
United States	$330,347	$26,409	$332,624	$305,084
Canada	50,989	4,529	56,885	43,003
Europe	297,869	24,305	280,852	159,436
Asia	135,591	9,402	129,370	108,763
Latin America	288,133	19,961	306,480	234,319

	$1,102,929	$84,606	$1,106,211	$850,605

Operating income (loss)
United States	$(19,811)	$(961)	$(12,275)	$4,250
Canada	102	422	1,200	2,109
Europe	8,427	1,812	13,584	2,193
Asia	19,746	1,728	25,180	23,217
Latin America	24,825	2,074	41,557	42,999

	33,289	5,075	69,246	74,768
Acquisition and integration expenses	—	—	(1,742)	(1,789)
Special charges, net	(41,345)	(20,824)	(17,993)	(20,763)

	$(8,056)	$(15,749)	$49,511	$52,216

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Depreciation and amortization expense included in operating income (loss)
United States	$18,784	$1,229	$15,810	$15,759
Canada	1,155	36	413	345
Europe	10,235	367	5,210	6,592
Asia	9,956	581	7,091	9,023
Latin America	14,630	1,259	16,825	15,520
Eliminations	—	—	—	—

Depreciation and amortization expense included in operating income	54,760	3,472	45,349	47,239
Amortization of loan acquisition costs	2,530	51	867	1,105

	$57,290	$3,523	$46,216	$48,344

	December 31, 2011	January 1, 2011
Property, plant and equipment, net
United States	$114,288	$85,889
Canada	6,303	2,935
Europe	91,092	28,885
Asia	122,792	77,313
Latin America	158,877	128,112

	$493,352	$323,134

Note 20. Commitments and Contingencies

Non-affiliate Leases

The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $8.3 million, $0.9 million, $9.9 million and $5.1 million during the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal years 2010 and 2009, respectively. The expenses are generally recognized on a straight-line basis over the life of the lease. The approximate minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are presented in the following table (in thousands):

Gross Minimum Rental Payments
2012	$11,574
2013	10,912
2014	9,836
2015	9,200
2016	8,624
Thereafter	14,803

$64,949

Purchase Commitments

At December 31, 2011, the Company had commitments of approximately $95.3 million, $51.0 million of which related to the purchase of raw materials. Of the remaining $44.3 million, $43.9 million represents commitments for the acquisition of two new spunmelt lines in China, further discussed below; and $0.4 million related to the purchase of maintenance and converting services.

China Medical Expansion Projects

On January 19, 2010, the Company entered into a firm purchase commitment to acquire a new spunmelt line to be installed at the Company’s manufacturing facility in Suzhou, China that will manufacture nonwoven products for the medical market (the “New Suzhou Medical Line”). As discussed in Note 11 “Debt”, in the third quarter 2010 the Company entered into a credit facility to finance an approximately $20.0 million portion of the cost of the New Suzhou Medical Line. The Company will fund the remaining amount of the New Suzhou Medical Line using a combination of existing cash balances, internal cash flows and existing U.S.-based credit facility. As of December 31, 2011, the estimated total remaining project expenses related to the New Suzhou Medical Line were approximately $4.4 million, which includes $3.7 million for the remaining equipment payments associated with the acquisition of the new spunmelt line. Of the $4.4 million, $4.1 million is expected to be expended through the first quarter of fiscal year 2012, with the remaining amount in subsequent years.

U.S. Spunmelt Expansion Project

On June 24, 2010, Chicopee, Inc. (“Chicopee”), a wholly-owned subsidiary of Polymer, entered into an equipment lease agreement and the related construction agency agreement, guarantees and other related agreements (collectively, the “Equipment Lease Agreement”) with Gossamer Holdings, LLC, a Delaware limited liability company (“Gossamer”) for the construction and lease of the principal components of a new spunmelt line in the U.S. (the “Leased Equipment”). Pursuant to the Equipment Lease Agreement, Chicopee will lease the Leased Equipment from Gossamer for a seven-year period (the “Basic Term”) beginning upon Chicopee’s acceptance of the Leased Equipment (the “Basic Term Commencement Date”), which occurred on October 7, 2011. The Leased Equipment is installed, along with other equipment owned by Chicopee, at the Company’s manufacturing facility in Waynesboro, Virginia and will be used as a part of the integrated new spunmelt line to manufacture nonwoven products primarily for the hygiene market and to a lesser extent the medical market. The capitalized cost amount was approximately $53.6 million. From the Basic Term Commencement Date to the fourth anniversary of the Basic Term Commencement Date, Chicopee will make annual lease payments of approximately $8.3 million to Gossamer. The aggregate monthly lease payments to Gossamer under the Equipment Lease Agreement, subject to adjustment, are expected to be approximately $57.9 million. From the fourth anniversary of the Basic Term Commencement Date to the end of the Basic Term, Chicopee’s annual lease payments may change in accordance with an adjustment to the Basic Term Lease Rate Factor, as defined in the Equipment Lease Agreement. The Equipment Lease Agreement includes covenants, events of default and other provisions requiring the Company, among other things, to maintain certain financial ratios and to meet certain construction milestones and other requirements. Polymer and a subsidiary of Polymer have agreed to guarantee Chicopee’s obligations under the Equipment Lease Agreement. The Equipment Lease Agreement was amended in connection with the Transactions, which included, among other things, changes to the financial covenants and default provisions to accommodate the new capital structure and ownership resulting from the Transactions.

China Hygiene Expansion Projects

On July 1, 2011, the Company entered into a firm purchase commitment to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market (the “New China Hygiene Line”). The Company plans to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, existing U.S.-based credit facility and a new China-based financing, as needed. As of December 31, 2011, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $62.2 million, which includes $40.2 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $62.2 million, $33.5 million and $28.3 million are expected to expended in fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years.

Collective Bargaining Agreements

At December 31, 2011, the Company had approximately 3,065 employees worldwide. Of this total, approximately 42% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. Approximately 36% of the Company’s labor force is covered by collective bargaining agreements that will expire within one year.

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

Note 21. Certain Relationships and Related Party Transactions

Relationship with Blackstone Management Partners V L.L.C.

In connection with the closing of the Acquisition, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

The Board of Directors of the Company includes three Blackstone members, two outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of PGI and the right to remove any directors that it appoints.

Management Services Agreement

Merger Sub entered into a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. As discussed in Note 1 “Background and Basis of Presentation”, Merger Sub merged with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Parent. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide services, including without limitation, (a) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with the Company’s lenders and bankers, (b) advice regarding the business and strategy of the Company, including compensation arrangements, (c) advice regarding dispositions and/or acquisitions and (d) such advice directly related or ancillary to the above financial advisory services as may be reasonably requested by the Company.

For advisory and management services, BMP will receive an annual non-refundable advisory fee, at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for such fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount.

The payment with respect to the period beginning on the closing date of the Acquisition and ending December 31, 2011 was made on the Merger Date based on the $3.0 million minimum annual amount. BMP will have no obligation to provide any other services to the Company absent express agreement. In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company.

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or parent entity of the Company or their successors, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual advisory fees payable under the Management Services Agreement, assuming a hypothetical termination date of the Management Service Agreement to be the twelfth anniversary of such election. The Management Service Agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and advisory fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Management Services Agreement.

BMP also received transaction fees in connection with services provided related to the Acquisition. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, we agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the Management Services Agreement.

Accordingly, in connection with the Management Services Agreement, the Company recognized fees of $3.0 million for the eleven months ended December 31, 2011, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and fees of $7.9 million for the eleven months ended December 31, 2011, which are included in Special charges, net in the Consolidated Statements of Operations. Further, the Company capitalized $0.8 million of fees as deferred financing costs.

Blackstone Advisory Agreement

On April 5, 2010, the Company entered into an advisory services arrangement (the “Advisory Agreement”) with Blackstone Advisory Partners L.P. (“Blackstone Advisory”), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of approximately $2.0 million following announcement of the parties having entered into the Merger Agreement, and a fee of approximately $4.5 million following consummation of the Merger. In addition, the Company has reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement.

Accordingly, in connection with the Advisory Agreement, the Company recognized fees of $4.5 million and $2.0 million for the one month ended January 28, 2011 and fiscal year 2010, respectively, which are included in Special charges, net in the Consolidated Statements of Operations.

Scorpio Holdings Corporation

In the fourth quarter of 2011, approximately 526 shares of Holdings capital stock were purchased by certain executive officers of the Company, the majority of which was purchased by the Company’s Chief Executive Officer. The purchase of capital stock was due to the release of the escrow associated with the PHC matter (discussed in further detail in Note 4 “Acquisitions”), as the respective officers January 28, 2011 Holdings option grant agreements required additional purchases of Holdings capital stock upon the full release of the escrow (see Note 14 “Equity Compensation Plans” for further information associated with the Holdings option plan). No dividends have been declared on the common stock during the year ended December 31, 2011.

Holdings’ stock based compensation costs relate to certain employees of the Company and were incurred for the Company’s benefit, and accordingly are included in Selling, general and administrative expenses in the Consolidated Statements of Operations (see Note 14 “Equity Compensation Plans” for further information).

Other Relationships

Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

Note 22. Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the fiscal years ended December 31, 2011 and January 1, 2011 are presented below (amounts in thousands). All quarters included below were comprised of 13 weeks.

Quarterly data for fiscal 2011:

	Successor				Predecessor
	Fourth Quarter Ended December 31, 2011	Third Quarter Ended October 1, 2011	Second Quarter Ended July 2, 2011	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Operating data:
Net sales	$291,937	$315,498	$296,457	$199,037	$84,606
Gross profit	48,097	48,989	48,612	24,708	16,075
Net income (loss)	(21,421)	(9,188)	(9,399)	(36,104)	(18,120)
Net income (loss) attributable to Polymer Group, Inc.	(21,421)	(9,188)	(9,399)	(36,163)	(18,203)

Quarterly data for fiscal 2010:

	Predecessor
	Fourth Quarter Ended January 1, 2011	Third Quarter Ended October 2, 2010	Second Quarter Ended July 3, 2010	First Quarter Ended April 3, 2010
Operating data:
Net sales	$268,919	$289,067	$279,220	$269,005
Gross profit	50,847	58,726	52,401	47,918
Net income (loss)	(5,078)	16,256	1,986	(2,134)
Net income (loss) attributable to Polymer Group, Inc.	(5,254)	16,102	1,781	(2,222)

Quarterly data for the first three quarters of fiscal 2011:

As previously discussed in Note 4 “Acquisitions”, the Company had used preliminary estimates of the fair value of assets acquired and liabilities assumed during the first three quarters of fiscal 2011. The final assessment of the fair value of assets and liabilities was completed in fourth quarter 2011, and as a result, the Company considered the new information which resulted in measurement period adjustments to the fair value of assets acquired and liabilities assumed.

In accordance with ASC 805-10-25-13 through 25-16, if a measurement period adjustment is identified, the Company is required to recognize the adjustment as part of its acquisition accounting. Furthermore, comparative prior period financial information that will be included in future financial statements will reflect the effect of the measurement period adjustments as if the accounting for the business combination had been completed on the acquisition date. Accordingly, set-forth below are financial tables for the first three quarters of 2011 that reflect the “Previously Reported”, “Measurement Period Adjustments” and the “As Presented” financial information.

Third Quarter Ended October 1, 2011

(In thousands)	Previously Reported	Measurement Adjustments			As Presented
Operating data:
Net sales	$315,464	$34			$315,498
Cost of Goods Sold	264,686	1,823	(a	)	266,509
Gross profit	50,778	(1,789)			48,989
Selling, General and Admin Expenses	33,713	803	(b	)	34,516
Special Charges	2,060	(661)	(d	)	1,399
Operating Income	13,315	(1,932)			11,383
Income Taxes	778	158	(e	)	936
Net income (loss)	(6,779)	(2,409)			(9,188)
Net income (loss) attributable to Polymer Group, Inc.	(6,779)	(2,409)			(9,188)

Second Quarter Ended July 2, 2011

(In thousands)	Previously Reported	Measurement Adjustments		As Presented
Operating data:
Net sales	$296,748	$(291)		$296,457
Cost of Goods Sold	245,317	2,528	(a),(f)	247,845
Gross profit	51,431	(2,819)		48,612
Selling, General and Admin Expenses	36,784	551	(b)	37,335
Special Charges	4,959	(1,839)	(d)	3,120
Operating Income	8,717	(1,531)		7,186
Income Taxes	(558)	1,157	(e)	599
Net income (loss)	(6,104)	(3,295)		(9,399)
Net income (loss) attributable to Polymer Group, Inc.	(6,104)	(3,295)		(9,399)

Two Months April 2, 2011

(In thousands)	Previously Reported	Measurement Adjustments		As Presented
Operating data:
Net sales	$198,987	$50		$199,037
Cost of Goods Sold	179,681	(5,351)	(a),(c),(f)	174,330
Gross profit	19,306	5,401		24,707
Selling, General and Admin Expenses	25,511	976	(b),(c)	26,487
Special Charges	29,868	(4,920)	(d)	24,948
Operating Income	(36,127)	9,170		(26,957)
Income Taxes	(1,127)	1,207	(e)	80
Net income (loss)	(43,483)	7,378		(36,105)
Net income (loss) attributable to Polymer Group, Inc.	(43,644)	7,481		(36,163)

(a)	Represents differences in the depreciation expense of property, plant and equipment as a result of the finalization of the fair value of the property, plant and equipment;
(b)	Represents differences in the amortization expense of intangible assets as a result of the finalization of the fair value of intangible assets;
(c)	Represents the Company’s recognition of the $2.2 million insurance recovery receivable on the January 28, 2011 balance sheet, which the Company had previously recognized in the respective accounting periods. See Note 24 “Business Interruption and Insurance Recovery” for further details of the Company’s accounting;
(d)	Represents the Company’s capitalization of $8.0 million of costs that were incurred to bring the Cali, Colombia manufacturing equipment to a functional state. In the respective periods, prior to the Company’s finalization of the fair value of the Cali, Colombia property, plant and equipment, the Company had recognized the costs within “Special Charges, Net”. See Note 3 “Special Charges, Net” for further details of the Company’s accounting;
(e)	Represents differences in the Company’s pre-tax book income/(loss) for the respective periods. In addition, second quarter 2011 was also impacted by the Company’s reassessment of its investment in Difco as a result of the finalization of the fair value of Difco’s assets and liabilities. Specifically, based on the finalization of the purchase accounting, the Company concluded that its investment in Difco should not be considered permanently invested.
(f)	Due primarily to the utilization of the final inventory step-up adjustment as a result of the finalization of the fair value of inventory.

Note 23. Supplemental Cash Flow Information

Cash payments of interest and taxes consist of the following (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
			January 1, 2011	January 2, 2010
Cash payments of interest, net of amounts capitalized	$29,459	$444	$31,193	$26,261
Cash payments of income taxes	14,058	772	14,367	6,514

Noncash investing or financing transactions for the eleven months ended December 31, 2011 and the one month ended January 28, 2011 included $4.9 million and $0.7 million, respectively, of property, plant and equipment additions for which payment had not been made as of the period end date.

Noncash investing or financing transactions in the fiscal year ended January 1, 2011 included the surrender of 106,909 shares of Predecessor Polymer’s Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $1.6 million to satisfy employee withholding tax obligations.

Spain Phase II Asset Purchase

As more fully discussed in Note 4 “Acquisitions”, the Company exercised its Call Option, prior to the Acquisition and thus acquired the Phase II Assets. Consideration for the Phase II Assets aggregated $41.2 million. Of the $41.2 million, approximately $34.8 million was attributable to the Company’s assumption and/or repayment of Tesalca-Texnovo’s outstanding debt. The remaining $6.4 million was associated with the Company’s issuance of 393,675 shares of Predecessor Polymer’s Class A Common Stock to the sellers (calculated using the closing share price on the transaction date).

Note 24. Business Interruption and Insurance Recovery

As discussed in Note 3 “Special Charges, Net”, in December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where the facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of its global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations at this facility reached full run rates in the third quarter of 2011.

The Company maintains property and business interruption insurance policies. On March 4, 2011, the Company filed a $6.0 million claim under one of its insurance policies to cover both property damage and business interruption (the “Primary Policy”). The Primary Policy had a $1.0 million deductible. In fiscal 2011, the Company collected $5.0 million as settlement of its claim under the Primary Policy and $0.7 million as settlement of claims under other insurance policies.

The Company’s operating income (loss) for the one month ended January 28, 2011 and fiscal 2010 includes $1.0 million and $2.5 million, respectively, of insurance recovery related to recovery of certain losses recognized during each of the periods related to the property damage and business interruption components of the insured losses experienced by the Company in those same periods. Of the $1.0 million for the one month ended January 28, 2011, $0.3 million and $0.7 million were recorded in Selling, general and administrative expenses and Cost of goods sold, respectively, in the Consolidated Statements of Operations in order to offset the recognized losses included in the Primary Policy. Of the $2.5 million for fiscal 2010, $1.8 million, $0.2 million and $0.5 million were recorded in Special charges, net; Selling, general and administrative expenses and Cost of goods sold, respectively, in the Consolidated Statements of Operations.

In accordance with ASC 805, the Company recognized an insurance recovery receivable of $2.2 million on its January 28, 2011 opening balance sheet, see Note 4 “Acquisitions” for further discussion associated with the Company’s purchase accounting.

Note 25. Financial Guarantees and Condensed Consolidating Financial Statements

Polymer’s Senior Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer’s 100% owned domestic subsidiaries (collectively, the “Guarantors”). Substantially all of Polymer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Polymer’s debt service obligations may be provided, in part, by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of Polymer’s subsidiaries, could limit Polymer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Senior Secured Notes. Although holders of the Senior Secured Notes will be direct creditors of Polymer’s principal direct subsidiaries by virtue of the guarantees, Polymer has subsidiaries that are not included among the Guarantors (collectively, the “Non-Guarantors”), and such subsidiaries will not be obligated with respect to the Senior Secured Notes. As a result, the claims of creditors of the Non-Guarantors will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of Polymer, including the holders of the Senior Secured Notes.

The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the Issuer). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of December 31, 2011 (Successor) and January 1, 2011 (Predecessor); Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the eleven months ended December 31, 2011 (Successor), one month ended January 28, 2011 (Predecessor) and the (Predecessor) fiscal years ended January 1, 2011 and January 2, 2010 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating

Balance Sheet

As of December 31, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$3,135	$14,574	$55,033	$—	$72,742
Accounts receivable, net	—	18,270	122,902	—	141,172
Inventories, net	—	34,381	69,530	—	103,911
Deferred income taxes	80	—	3,866	458	4,404
Other current assets	1,173	8,783	26,088	—	36,044
Assets of discontinued operations	—	—	—	—	—

Total current assets	4,388	76,008	277,419	458	358,273
Property, plant and equipment, net	9,267	111,469	372,616	—	493,352
Goodwill	—	20,718	59,828	—	80,546
Intangible assets, net	27,545	45,247	10,959	—	83,751
Net investment in and advances to (from) subsidiaries	739,121	727,290	(238,038)	(1,228,373)	—
Deferred income taxes	—	—	1,939	—	1,939
Other noncurrent assets	409	5,424	36,884	—	42,717

Total assets	$780,730	$986,156	$521,607	$(1,227,915)	$1,060,578

Current liabilities:
Short-term borrowings	$—	$—	$5,000	$—	$5,000
Accounts payable and accrued liabilities	32,524	26,897	130,940	155	190,516
Income taxes payable	—	37	986	—	1,023
Deferred income taxes	—	1,016	1,691	(1,016)	1,691
Current portion of long-term debt	107	—	7,485	—	7,592
Liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	32,631	27,950	146,102	(861)	205,822
Long-term debt	560,132	—	27,721	—	587,853
Deferred income taxes	670	7,624	25,039	1,474	34,807
Other noncurrent liabilities	—	17,230	27,569	—	44,799

Total liabilities	593,433	52,804	226,431	613	873,281
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	187,297	933,352	259,093	(1,192,445)	187,297
Noncontrolling interests	—	—	—	—	—

Total equity	187,297	933,352	295,176	(1,228,528)	187,297

Total liabilities and equity	$780,730	$986,156	$521,607	$(1,227,915)	$1,060,578

Condensed Consolidating

Balance Sheet

As of January 1, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$614	$4,289	$67,452	$—	$72,355
Accounts receivable, net	—	14,906	106,841	—	121,747
Inventories, net	—	36,866	68,314	—	105,180
Deferred income taxes	25	62	4,532	21	4,640
Other current assets	1,068	10,732	30,770	(232)	42,338
Assets of discontinued operations	—	—	18,805	—	18,805

Total current assets	1,707	66,855	296,714	(211)	365,065
Property, plant and equipment, net	3,114	84,887	235,133	—	323,134
Goodwill	—	—	2,253	—	2,253
Intangible assets, net	3,348	—	1,932	—	5,280
Net investment in and advances (from) to subsidiaries	457,742	702,560	(199,545)	(960,757)	—
Deferred income taxes	—	—	916	—	916
Other noncurrent assets	488	8,317	34,667	(8,143)	35,329

Total assets	$466,399	$862,619	$372,070	$(969,111)	$731,977

Current liabilities:
Short-term borrowings	$—	$—	$2,112	$—	$2,112
Accounts payable and accrued liabilities	13,609	33,416	126,834	—	173,859
Income taxes payable	—	—	2,164	(232)	1,932
Current portion of long-term debt	—	—	3,609	—	3,609
Liabilities of discontinued operations	—	—	4,793	—	4,793

Total current liabilities	13,609	33,416	139,512	(232)	186,305
Long-term debt	294,614	—	41,699	(8,143)	328,170
Deferred income taxes	8,161	62	11,823	21	20,067
Other noncurrent liabilities	15,679	12,315	26,189	—	54,183

Total liabilities	332,063	45,793	219,223	(8,354)	588,725
Common stock	214	—	36,081	(36,081)	214
Other shareholders’ equity	134,122	816,826	107,850	(924,676)	134,122
Noncontrolling interests	—	—	8,916	—	8,916

Total equity	134,336	816,826	152,847	(960,757)	143,252

Total liabilities and equity	$466,399	$862,619	$372,070	$(969,111)	$731,977

Condensed Consolidating

Statement of Operations

For the Eleven Months Ended December 31, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$338,009	$777,759	$(12,839)	$1,102,929
Cost of goods sold	70	296,226	649,066	(12,839)	932,523

Gross profit	(70)	41,783	128,693	—	170,406
Selling, general and administrative expenses	35,025	23,943	75,515	—	134,483
Special charges, net	29,316	3,102	8,927	—	41,345
Acquisition and integration	—	—	—	—	—
Other operating loss (income), net	696	(360)	2,298	—	2,634

Operating (loss) income	(65,107)	15,098	41,953	—	(8,056)
Other expense (income):
Interest expense, net	38,240	(16,206)	24,375	—	46,409
Intercompany royalty and technical service fees, net	(6,543)	(7,845)	14,388	—	—
Foreign currency and other loss, net	15,478	718	2,440	—	18,636
Equity in earnings of subsidiaries	20,939	(19,608)	—	(1,331)	—

(Loss) income before income tax expense and discontinued operations	(91,343)	18,823	750	(1,331)	(73,101)
Income tax (benefit) expense	(15,172)	(1,868)	13,768	—	(3,272)

(Loss) income before discontinued operations	(76,171)	20,691	(13,018)	(1,331)	(69,829)
Loss from discontinued operations, net of tax	—	—	(5,548)	—	(5,548)
Loss on sale of discontinued operations	—	—	(735)	—	(735)

Net (loss) income	(76,171)	20,691	(19,301)	(1,331)	(76,112)
Net income attributable to noncontrolling interests	—	—	(59)	—	(59)

Net (loss) income attributable to Polymer Group, Inc.	$(76,171)	$20,691	$(19,360)	$(1,331)	$(76,171)

Condensed Consolidating

Statement of Operations

For the One Month Ended January 28, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$27,052	$58,887	$(1,333)	$84,606
Cost of goods sold	(24)	22,587	47,301	(1,333)	68,531

Gross profit	24	4,465	11,586	—	16,075
Selling, general and administrative expenses	3,620	1,873	6,071	—	11,564
Special charges, net	18,944	170	1,710	—	20,824
Acquisition and integration	—	—	—	—	—
Other operating loss (income), net	(1)	(42)	(521)	—	(564)

Operating (loss) income	(22,539)	2,464	4,326	—	(15,749)
Other expense (income):
Interest expense, net	1,859	(1,176)	1,239	—	1,922
Intercompany royalty and technical service fees, net	(546)	(683)	1,229	—	—
Foreign currency and other loss, net	28	85	(31)	—	82
Equity in earnings of subsidiaries	5,198	1,672	—	(6,870)	—

(Loss) income before income tax expense and discontinued operations	(18,682)	5,910	1,889	(6,870)	(17,753)
Income tax (benefit) expense	(479)	706	322	—	549

(Loss) income before discontinued operations	(18,203)	5,204	1,567	(6,870)	(18,302)
Income from discontinued operations, net of tax	—	—	182	—	182
Loss on sale of discontinued operations	—	—	—	—	—

Net (loss) income	(18,203)	5,204	1,749	(6,870)	(18,120)
Net income attributable to noncontrolling interests	—	—	(83)	—	(83)

Net (loss) income attributable to Polymer Group, Inc.	$(18,203)	$5,204	$1,666	$(6,870)	$(18,203)

Condensed Consolidating

Statement of Operations

For the Year Ended January 1, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$340,407	$782,397	$(16,593)	$1,106,211
Cost of goods sold	—	293,071	619,841	(16,593)	896,319

Gross profit	—	47,336	162,556	—	209,892
Selling, general and administrative expenses	38,888	21,364	81,209	—	141,461
Special charges, net	8,035	7,372	2,586	—	17,993
Acquisition and integration	160	—	1,582		1,742
Other operating loss (income), net	—	(389)	(426)	—	(815)

Operating (loss) income	(47,083)	18,989	77,605	—	49,511
Other expense (income):
Interest expense, net	27,555	(14,112)	18,285	—	31,728
Intercompany royalty and technical service fees, net	(6,391)	(7,734)	14,125	—	—
Foreign currency and other loss, net	(1,634)	284	2,804	—	1,454
Equity in earnings of subsidiaries	60,544	29,173	—	(89,717)	—

(Loss) income before income tax expense and discontinued operations	(6,069)	69,724	42,391	(89,717)	16,329
Income tax (benefit) expense	(16,476)	9,000	12,010	—	4,534

(Loss) income before discontinued operations	10,407	60,724	30,381	(89,717)	11,795
Loss from discontinued operations, net of tax	—	—	(765)	—	(765)
Loss on sale of discontinued operations	—	—	—	—	—

Net (loss) income	10,407	60,724	29,616	(89,717)	11,030
Net income attributable to noncontrolling interests	—	—	(623)	—	(623)

Net (loss) income attributable to Polymer Group, Inc.	$10,407	$60,724	$28,993	$(89,717)	$10,407

Condensed Consolidating

Statement of Operations

For the Year Ended January 2, 2010

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$312,463	$548,161	$(10,019)	$850,605
Cost of goods sold	—	256,618	420,656	(10,019)	667,255

Gross profit	—	55,845	127,505	—	183,350
Selling, general and administrative expenses	30,303	22,529	60,486	—	113,318
Special charges, net	464	14,074	6,225	—	20,763
Acquisition and integration	1,789	—	—	—	1,789
Other operating loss (income), net	(1,825)	(944)	(1,967)	—	(4,736)

Operating (loss) income	(30,731)	20,186	62,761	—	52,216
Other expense (income):
Interest expense, net	26,028	(17,575)	18,259	—	26,712
Gain on reacquisition of debt	(2,431)	—	—	—	(2,431)
Write off of loan acquisition costs	5,088	—	—	—	5,088
Intercompany royalty and technical service fees, net	(24,675)	12,737	11,938	—	—
Foreign currency and other loss, net	3,073	(1,327)	3,500	—	5,246
Equity in earnings of subsidiaries	49,294	22,778	—	(72,072)	—

(Loss) income before income tax expense and discontinued operations	11,480	49,129	29,064	(72,072)	17,601
Income tax (benefit) expense	(8,595)	6,194	10,979	—	8,578

Income (loss) before discontinued operations	20,075	42,935	18,085	(72,072)	9,023
Income from discontinued operations, net of tax	—	—	2,113	—	2,113
Loss on sale of discontinued operations	—	6,802	—	—	6,802

Net income (loss)	20,075	49,737	20,198	(72,072)	17,938
Net loss attributable to noncontrolling interests	—	—	2,137	—	2,137

Net income (loss) attributable to Polymer Group, Inc.	$20,075	$49,737	$22,335	$(72,072)	$20,075

Condensed Consolidating

Statement of Cash Flows

For the Eleven Months Ended December 31, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(61,458)	$18,175	$67,342	$—	$24,059

Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(21,599)	(11,183)	(58,458)	22,812	(68,428)
Proceeds from the sale of assets	22,812	85	11,310	(22,812)	11,395
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(177)	—	(16)	—	(193)
Net activity in investment in and advances (from) to subsidiaries	(14,960)	4,287	10,673	—	—

Net cash used in investing activities	(417,420)	(6,811)	(43,737)	—	(467,968)

Financing activities:
Proceeds from issuance of senior notes	560,000	—	—	—	560,000
Issuance of common stock	259,865	—	—	—	259,865
Proceeds from other long-term debt	—	—	10,281	—	10,281
Proceeds from short-term borrowings	—	—	8,245	—	8,245
Repayment of term loan	(286,470)	—	—	—	(286,470)
Repayment of other long-term debt	(31,541)	—	(19,504)	—	(51,045)
Repayment of short-term borrowings	(631)	—	(35,825)	—	(36,456)
Loan acquisition costs	(19,252)	—	—	—	(19,252)
Other financing, net	—	—	—	—	—

Net cash provided by (used in) financing activities	481,971	—	(36,803)	—	445,168

Effect of exchange rate changes on cash	—	—	712	—	712

Net increase (decrease) in cash and cash equivalents	3,093	11,364	(12,486)	—	1,971
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771

Cash and cash equivalents at end of period	$3,135	$14,574	$55,033	$—	$72,742

Condensed Consolidating

Statement of Cash Flows

For the One Month Ended January 28, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,725)	$1,636	$7,819	$—	$(25,270)

Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Net activity in investment in and advances (to) from subsidiaries	2,055	2,872	(4,927)	—	—

Net cash provided by (used in) investing activities	2,022	(2,715)	(7,612)	—	(8,305)

Financing activities:
Proceeds from other long-term debt	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of other long-term debt	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)

Net cash provided by (used in) financing activities	32,131	—	(689)	—	31,442

Effect of exchange rate changes on cash	—	—	549	—	549

Net (decrease) increase in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355

Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

Condensed Consolidating

Statement of Cash Flows

For the Year Ended January 1, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(8,979)	$5,433	$66,790	$—	$63,244

Investing activities:
Purchases of property, plant and equipment	(15,799)	(11,774)	(32,591)	14,981	(45,183)
Proceeds from the sale of assets	14,981	993	3,370	(14,981)	4,363
Acquisition of intangibles and other	(316)	—	(140)	—	(456)
Net activity in investment in and advances (to) from subsidiaries	14,002	5,442	(19,444)	—	—

Net cash provided by (used in) investing activities	12,868	(5,339)	(48,805)	—	(41,276)

Financing activities:
Proceeds from other long-term debt	18,000	—	10,086	—	28,086
Proceeds from short-term borrowings	1,218	—	16,641	—	17,859
Repayment of term loan	(3,999)	—	—	—	(3,999)
Repayment of other long-term debt	(18,000)	—	(12,880)	—	(30,880)
Repayment of short-term borrowings	(1,501)	—	(17,924)	—	(19,425)
Loan acquisition costs	(166)	—	—	—	(166)
Reacquisition of debt
Other financing, net	439	—	—	—	439

Net cash used in financing activities	(4,009)	—	(4,077)	—	(8,086)

Effect of exchange rate changes on cash	—	—	579	—	579

Net (decrease) increase in cash and cash equivalents	(120)	94	14,487	—	14,461
Cash and cash equivalents at beginning of period	734	4,195	52,965	—	57,894

Cash and cash equivalents at end of period	$614	$4,289	$67,452	$—	$72,355

Condensed Consolidating

Statement of Cash Flows

For the Year Ended January 2, 2010

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$40,777	$(12,157)	$70,389	$—	$99,009
Investing activities:
Purchases of property, plant and equipment	(851)	(2,516)	(40,110)	—	(43,477)
Proceeds from the sale of assets	—	33,297	45	—	33,342
Acquisition of noncontrolling interest	—	—	(4,083)	—	(4,083)
Acquisition of intangibles and other	(349)	—	—	—	(349)
Net activity in investment in and advances (to) from subsidiaries	37,172	(24,983)	(12,189)	—	—

Net cash provided by (used in) investing activities	35,972	5,798	(56,337)	—	(14,567)

Financing activities:
Proceeds from other long-term debt	5,000	—	14,519	—	19,519
Proceeds from short-term borrowings	315	—	18,528	—	18,843
Repayment of term loan	(60,931)				(60,931)
Repayment of other long-term debt	(5,000)	—	(1,156)	—	(6,156)
Repayment of short-term borrowings	(32)	—	(27,104)	—	(27,136)
Loan acquisition costs	(4,366)	—	(126)	—	(4,492)
Reacquisition of debt	(12,298)	—	—	—	(12,298)

Net cash used in financing activities	(77,312)	—	4,661	—	(72,651)

Effect of exchange rate changes on cash	—	—	385	—	385

Net (decrease) increase in cash and cash equivalents	(563)	(6,359)	19,098	—	12,176
Cash and cash equivalents at beginning of period	1,297	10,554	33,867	—	45,718

Cash and cash equivalents at end of period	$734	$4,195	$52,965	$—	$57,894

Note 26. Subsequent Events

North Little Rock, Arkansas Facility

In first quarter 2012, the Company sold its former manufacturing facility and the remaining manufacturing equipment that was not relocated, as a part of the 2009 restructuring and plant Realignment activities, to the Company’s Benson, North Carolina manufacturing facility to third parties. The aggregate cash consideration was approximately $1.7 million which was collected in the first quarter 2012. No gain or loss was recognized as a result of this transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management including our Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers (age as of March 1, 2012).

Name	Age	Position
Veronica Hagen	66	President & Chief Executive Officer and Director
Michael Hale	62	Executive Vice President & Chief Operating Officer
Dennis Norman	37	Executive Vice President & Chief Financial Officer
Chinh Chu	45	Director
Anjan Mukherjee	38	Director
Jason Giordano	33	Director
James S. Alder	63	Director
Mark S. Burgess	52	Director

Veronica Hagen has served as a Director and Chief Executive Officer of the Company since April 23, 2007 and as President since January 28, 2011. Prior to joining the Company, Ms. Hagen served as the President and Chief Executive Officer of Sappi Fine Paper North America, a $1.4 billion division of the South African-based Sappi Limited, since November 2004. Prior to working for Sappi, Ms. Hagen served in various executive roles with Alcoa Inc. since 1998, including Chief Customer Officer from 2003 to 2004 and President, Alcoa Engineered Products from 2001 to 2003. Ms. Hagen also serves as a director of Newmont Mining Corporation and Southern Company. Ms. Hagen holds a BS in International Relations from the University of Southern California and has participated in an Executive Education program in Finance from the Wharton School, University of Pennsylvania and an Executive Leadership program at Harvard University.

Michael Hale was named the Company’s Chief Operating Officer in 2007. Mr. Hale is responsible for overseeing the activities of the Company’s business units and implementing the Company’s policies on a day-to-day basis. Prior to his current role as Chief Operating Officer, Mr. Hale has been a key player at the Company since 1995, serving as Vice President of North American Operations & Supply Chain, General Manager North America, and General Manager North America & Europe. Mr. Hale started his career with Johnson & Johnson in 1972 and played an influential role in global technology development. Mr. Hale has served as a director of both the Association of Nonwoven Fabrics and the National Safety Council. Mr. Hale is a graduate of North Carolina State University, holding a degree in textile engineering.

Dennis Norman was appointed Chief Financial Officer in December 2009. Prior to his current role as Chief Financial Officer, Mr. Norman served as Vice President, Strategy and Corporate Development with responsibilities for long-term planning, capital markets, mergers and acquisitions and investor relations. Mr. Norman joined the Company in November of 1999 in investor relations and in 2001 he became Director of Investor Relations & Business Planning. In 2003, he was appointed as a member of the new global management team as Vice President, Strategic Planning and Communications. In 2008, his title changed to Vice President, Strategy & Corporate Development, reflecting a greater concentration on corporate strategy, development and capital markets activities. Prior to joining the Company, Mr. Norman was with First American Corporation, a regional financial services company, working in various roles in commercial banking then investor relations and strategic planning. Mr. Norman received a BA in both Business Administration and Accounting from Samford University in Birmingham, Alabama and an MBA from The Citadel.

Chinh Chu is a Senior Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 28, 2011. Mr. Chu has been employed by Blackstone since 1990 and has led Blackstone’s investments in Stiefel Laboratories, ReAble Therapeutics’ acquisition of DJ Orthopedics, Biomet, Catalent Pharma Solutions, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed, and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the M&A Department. Mr. Chu received a BS in Finance from the University of Buffalo, where he graduated summa cum laude. He currently serves as a director of Alliant, BankUnited, BayView Financial, Healthmarkets, DJO Incorporated, Catalent Pharma Solutions, SunGard, and Graham Packaging.

Anjan Mukherjee is a Senior Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 28, 2011. Since joining Blackstone in 2001, Mr. Mukherjee has been involved in Blackstone’s investments in Celanese, Freescale Semiconductor, Livewire, MegaBloks, Nycomed, Stiefel Laboratories, and Emdeon. Prior to joining Blackstone, Mr. Mukherjee was with Thomas H. Lee Company where he was involved with the analysis and execution of private equity investments in a wide range of industries. Before that, Mr. Mukherjee worked in the Mergers & Acquisitions Department at Morgan Stanley & Co. Mr. Mukherjee received a BA from Harvard University where he graduated magna cum laude as a Harry S. Truman Scholar, and an MBA from Harvard Business School. He currently serves as a director of Teletech Holdings and Emdeon.

Jason Giordano is a Principal in Blackstone’s Private Equity Group and has served as a Director of the Company since January 28, 2011. Since joining Blackstone in 2006, Mr. Giordano has been involved in Blackstone’s investments in Pinnacle Foods, Birds Eye Foods, and HealthMarkets. Before joining Blackstone, Mr. Giordano was with Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs, & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College, where he graduated summa cum laude and was elected to Phi Beta Kappa, and an MBA from Harvard Business School, where he was a George F. Baker Scholar. Mr. Giordano serves as a director of Pinnacle Foods and HealthMarkets.

James S. Alder has served as a Director of the Company since March 18, 2011. Until his retirement on October 31, 2011, Mr. Alder served as Senior Vice President, Operations and Technical of Celanese Corporation overseeing Celanese’s global manufacturing, supply chain, EHS, and technology operations, as well as the overall productivity efforts, including Six Sigma and operational excellence. Mr. Alder joined Celanese in 1974 and held various roles within Celanese in manufacturing, research and development, and business management. Mr. Alder has a BS in chemical engineering from MIT.

Mark S. Burgess has served as a Director of the Company since March 29, 2011. Mr. Burgess has served as the Chief Executive Officer of Graham Packaging Company, Inc. since January 1, 2009 and has served on its Board of Directors since February 2010. Prior to that, Mr. Burgess served as Graham Packaging’s Chief Financial Officer from December 2006 until May 2009, and Chief Operating Officer since April 2008. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Between 1990 and 2003, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation, and prior to that, he served as a Vice President at Chase Manhattan Bank. He holds a BA in economics from Dickinson College and an MBA from the Fuqua School of Business at Duke University.

Governance Matters

Background and Experience of Directors and Executive Officers

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of PGI’s business and structure, our Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of PGI’s business. In particular, the members of our Board of Directors considered the following important characteristics: (i) Messrs. Chu, Mukherjee and Giordano have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Ms. Hagen, our Director and Chief Executive Officer, has extensive experience in leading corporations in the manufacturing sector, including her knowledge and skills in senior management and operations of the Company, among other attributes, (iii) Mr. Hale, our Chief Operating Officer, has intimate knowledge of the Company’s operations and has extensive technology development experience and experience in the nonwoven and textiles industries, (iv) Mr. Norman, our Chief Financial Officer, has extensive experience with the Company as well as in the investor relations and corporate strategy spheres and (v) our outside directors have a diverse background of management, manufacturing, accounting and financial experience. Specifically, Mr. Alder has extensive knowledge in capital intensive global manufacturing businesses, as well as manufacturing, technology and executive leadership experience; and Mr. Burgess brings current and prior financial and executive leadership in a diverse range of businesses.

In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

We do not have a policy with respect to procedures by which security holders may recommend nominees to our Board of Directors due to the current ownership of the Company.

Board Committees

The Board of Directors has not established any committees at this point. The full Board acts on all matters, including those typically delegated to a committee.

Code of Conduct

We have a Code of Conduct that applies to all officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and other key financial and accounting officers. The Code of Conduct can be found free of charge on the Investors Relations page of our publicly available website (www.polymergroupinc.com). We plan to post any amendments to the Code of Conduct, or waivers applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

This CD&A provides a summary of compensation policies and decisions that we made in fiscal 2011 for our named executive officers, who are our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Operating Officer (“COO”). This CD&A should be read together with the compensation tables and related footnotes and narratives that appear below.

As described above in “The Transactions”, the Transactions closed on January 28, 2011, and the Company became a privately-held company. The executive compensation program applicable to our named executive officers prior to the Transactions is described below in “— Impact of the Transactions on Executive Compensation.”

The CD&A discusses the following aspects of our compensation:

•	Compensation Philosophy;

•	Elements of Compensation;

•	Certain Accounting and Tax Considerations; and

•	Impact of the Transactions on Executive Compensation.

Compensation Philosophy

The Board of Directors of the Company has not established a separate Compensation Committee. As a result, the Board of Directors is responsible for establishing, approving and reviewing our employee and executive compensation strategy. For fiscal 2011, the Board determined that our executive compensation program should be grounded in the following objectives:

•

provide an externally competitive and internally equitable base salary and other current compensation necessary to attract, retain and motivate highly qualified executives who possess the skills and talent required for our success;

•	compensate executives in recognition of new responsibilities or new positions and motivate each executive to perform at the highest level;

•	encourage executive performance to fulfill our annual and long-term business objectives and strategy by balancing short-term and long-term compensation; and

•	provide variable compensation opportunities based on our performance and align executive compensation with the interests of stockholders through long-term equity compensation programs.

To achieve these objectives, we implemented and maintained compensation plans and policies in fiscal 2011 to ensure that executive compensation was fair, reasonable and competitive and rewarded our executives’ contributions to our overall short-term and long-term growth as follows:

•	short-term compensation elements, which include: base salary, cash payouts under annual incentive plans, and other annual compensation, including perquisites; and

•

long-term compensation elements, which include: recommendations for grants of stock options under the 2011 Scorpio Holdings Corporation Stock Incentive Plan, administered by Holdings (the “Holdings Plan”), that vest over a prescribed service period or upon the achievement of annual financial performance targets, and other benefits provided under retirement plans and termination agreements.

The compensation levels provided under these plans varied based on the relative management experience, leadership and performance of each executive officer. The Board reviewed our compensation plans to ensure that pay levels and the elements of compensation were consistent with our compensation philosophy. The goals of our compensation plans and compensation policies were generally to create a meritocracy by considering individual performance and contribution in making compensation decisions and to invest in future potential in every aspect of compensation. Compensation structures were designed to deliver median compensation when median performance was achieved at the individual, operating unit, or corporate level. When superior performance was achieved, the compensation structures would deliver above median compensation.

Elements of Compensation

As described in greater detail below, each element of compensation serves a different objective. Base salary provides a known amount of compensation on a regular basis for executive performance that is at an acceptable level. Base salary also reflects the executive officer’s position in the corporate hierarchy, which is primarily based on his or her scope of responsibility, relative value to the Company, and long-term potential. Merit-based increases to base salary are granted (typically within a range of 0 to 6%) to reflect the executive officer’s service and performance during the prior year. Base salary is normally not reduced. The Short Term Incentive Compensation Plan (the “Annual Incentive Plan”), when offered, provides payouts based on the achievement of our financial and operating performance objectives, which includes a modifier for significant personal performance. Equity awards under the Holdings Plan that contained performance or multi-year service vesting schedules are intended to motivate the executive officer to remain with us over the long term and provide performance that is aligned with stockholder interests. Historically, material increases for executive officers’ compensation typically happened in three situations: when performance was so outstanding that the Compensation Committee or the Board, at the CEO’s recommendation, awarded a cash payout and/or special equity award; when market salary survey data indicated a disparity; or when there was an internal disparity in levels of executive compensation considering the executive officer’s relative responsibilities and experience.

In fiscal 2011, we did not, and generally we do not, use formalized benchmarking criteria or benchmark compensation to designated peer companies when determining compensation.

Our compensation decisions are also influenced by the general status of global economic activity. In times of uncertain global economic activity, our short-term and long-term financial planning are impacted. This activity may cause us to be more conservative in our compensation decisions to manage employment stability and profitability in the face of uncertain economic conditions.

The compensation decisions for fiscal 2011 are reflected below in the “Summary Compensation Table” and discussed in the sections directly below, which are organized as follow:

Current Compensation

•	Base salary

•	Payouts under the Annual Incentive Plan

•	Perquisites and other personal benefits

Long-term Incentive Compensation

•	Grants under the Holdings Plan

Retirement Benefits

Termination Benefits

Current Compensation

Base Salary

Executive officer salary levels are designed to ensure that we attract the necessary executive talent in the marketplace and are negotiated at the time of initial employment or promotion. Base salaries are established based on a consideration of the following variables: the scope of individual responsibilities, relative value compared with our other executives, experience, such market factors as the general status of the U.S. and international labor market and economies, previous employer compensation, salary surveys and market intelligence available in relevant publications and from our compensation consultant resources, and the experiences of our Board and management.

Base salaries of employees, including executive officers, are reviewed at least annually, typically during the first quarter. During this time, our CEO conducts executive performance reviews by identifying accomplishments and areas of strength and development based on performance during the prior year. Our CEO then recommends salary adjustments to the Board based on these performance reviews. Salary decisions for the CEO, in turn, are determined annually by the Board, excluding Ms. Hagen, after conducting a review of the CEO’s performance in the prior year. Merit-based salary changes, if available, are typically made early in the Company’s second quarter.

In fiscal 2011, the CEO’s performance and salary adjustments also reflected the terms of the Executive Employment Agreement between the Company and Ms. Hagen, which was entered into on October 4, 2010 by Parent and assumed by the Company and became effective upon the closing of the Transactions (the “2011 CEO Agreement”), the details of which are discussed in this CD&A and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below. For our CEO in fiscal 2011, the 2011 CEO Agreement provided for an annual base salary of $800,000. There were no further adjustments to the CEO’s base salary during fiscal 2011.

In fiscal 2011, the CFO’s performance and salary adjustments also reflected the terms of the Executive Employment Agreement between the Company and Mr. Norman, which was entered into upon the closing of the Transactions (the “2011 CFO Agreement”), the details of which are discussed in this CD&A and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below. For our CFO in fiscal 2011, the 2011 CFO Agreement provided for an annual base salary of $325,000. Based on the merits of his personal performance in connection with his annual performance review, the CFO’s base salary was increased by 4% from $325,000 to $338,000 effective April 2, 2011.

In fiscal 2011, the COO’s performance and salary adjustments also reflected the terms of the Executive Employment Agreement between the Company and Mr. Hale, which was entered into upon the closing of the Transactions (the “2011 COO Agreement”), the details of which are discussed in this CD&A and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below. For our COO in fiscal 2011, the 2011 COO Agreement provided for an annual base salary of $415,000. Based on the merits of his personal performance in connection with his annual performance review, the COO’s base salary was increased by 4% from $415,000 to $431,600 effective April 2, 2011.

Please see the “Summary Compensation Table” and “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below for more detail regarding executive officer salary compensation.

Payouts under the Annual Incentive Plan

Our Annual Incentive Plan is designed to reward our employees, including our executive officers, for achieving our annual financial and operating goals that are critical to our success and that are aligned with the interests of our stockholders. At the beginning of each fiscal year, the Board, working with management, sets annual goals. These goals influence performance-based compensation under our Annual Incentive Plan.

For fiscal 2011, the Board established an Annual Incentive Plan for 2011 (the “2011 AIP”) and provided cash bonus opportunities under the 2011 AIP targeted at 100% of annual base salary earned for the CEO and 55% of base salary for the other named executive officers, with minimum and maximum bonus opportunities being 50% of the respective executive officer’s target bonus amount and 200% of the target bonus amount for each of the named executive officers.

See the “2011 Grants of Plan-Based Awards” table below for the threshold, target and maximum bonus opportunities under the 2011 AIP for each of our named executive officers. We provided our CEO a higher bonus potential due to her leadership role in the Company and in compliance with her employment agreement.

These bonus opportunities under the 2011 AIP for the executive officers were based upon achievement of a combination of three Company-wide measures: consolidated EBITDA (weighted at 70%), operating working capital (weighted at 17.5%) and Company-wide safety performance, as measured by recordable incident rate (weighted at 12.5%).

Consolidated EBITDA, which was defined substantially similarly to the definition of Management EBITDA shall mean net income attributable to Polymer Group, Inc. (“Net Income”), as disclosed in accordance with GAAP or IFRS as applicable: (a) increased by the sum of the following amounts, to the extent decreasing Net Income, without duplication: (i) provision for taxes based on income or profits or capital gains, including, without limitation, state, franchise and foreign withholding taxes; plus (ii) Consolidated Interest Expense as defined in the Credit Agreement; plus (iii) depreciation and amortization expense; plus (iv) non-cash charges relating to impairment of assets; plus (v) non-cash compensation expenses; plus (vi) restructuring and integration costs; plus (vii) management, monitoring and advisory fees (including termination fees) and related indemnities and expenses paid or accrued under the Sponsor Management Agreements; plus (viii) fees and expenses directly related to evaluation of potential acquisitions, mergers or consolidation; plus (ix) non-cash litigation charges to reserve for future liabilities; plus (x) factoring fees; plus (xi) lease expense associated with the GE Lease as defined in the Credit Agreement; (b) decreased by non-cash gains, to the extent increasing Net Income, without duplication, excluding reversals of an accrual or reserve for a potential cash item that previously reduced Net Income; (c) increased or decreased by, to the extent decreasing or increasing Net Income, without duplication: (i) net unrealized gains or losses (after any offset) resulting in such period from hedging obligations and the application of ASC 815 Derivatives and Hedging; (ii) net non-operating gains or losses attributable to currency translation and financing transactions; (iii) net gains or losses attributable to asset dispositions; (iv) increases or decreases resulting from adjustments to the tax indemnity asset; (v) increases or decreases resulting from the impact of purchase accounting adjustments; and (vi) other items included in special charges, net or other non-operating items included in other expense (income), as reported on the Company’s Consolidated Statements of Operations in public filings; (d) decreased by, to the extent increasing Net Income, without duplication, any net licensing profits earned by the Company related to its nanotechnology IP or related technologies; and (e) increased for the 2011 fiscal year only, to the extent decreasing Net Income, to account for the flood at the Cali, Columbia facility, the amount equal to the difference between $21.8 mm and the actual EBITDA of the Cali, Columbia facility for the 2011 fiscal year.

Operating working capital was defined as accounts receivables plus inventory less accounts payable and accrued liabilities. The target metric was calculated based on the average monthly ratio of operating working capital to annualized trailing three months sales.

The safety performance target was measured by recordable incident rate, which was derived from OIR (OSHA Incident Rate) and is calculated as follows: recordable injuries divided by number of hours worked multiplied by 200,000.

We believe evaluating management’s performance based on consolidated EBITDA and operating working capital motivated our executive officers and other key employees to focus on key aspects of stockholder value aligned with capital market value drivers and to work together to achieve the Company’s short- and long-term financial goals. Safety performance was included as a component of our annual incentive compensation program because we are committed to protecting safety and the personal well-being of our employees and the communities in which we operate, and we believe it to be an important indicator of the underlying health of our operations.

Under the 2011AIP, the Board set a consolidated EBITDA target of $146.6 million, with a minimum threshold of $131.9 million and a maximum level of $161.2 million, and an operating working capital target of 11.0%, with a minimum threshold of 12.5% and maximum of 9.5%. The safety performance target was set at 1.15, with a minimum threshold of 1.25 and maximum of 1.05. No payment would be made under a particular performance measure if the minimum threshold level of achievement was not achieved, and no additional amount would be paid under a particular performance measure if greater than the maximum level of achievement was achieved for that measure. Bonus payments for actual results that fall between the threshold and maximum would be adjusted on a linear basis. The Company calculated the actual cash bonus independently for each component and added them together to determine the total annual cash bonus payout for each executive officer, which total amount was subject to adjustment by a personal performance modifier as described below.

Under the 2011 AIP, we also included a personal performance modifier to adjust individual incentive awards up or down to recognize individual performance or adjust for significant shortfalls in individual performance. The maximum potential upward adjustment was +50% of target based upon exceptional, “above and beyond” contributions, such as significant business impact (both financial/non-financial), results delivery, not just effort, embodiment of the Company’s core values, customer (internal/external) satisfaction, operational excellence and process improvement, and teamwork/leadership. The maximum potential downward adjustment was up to -100% of target based upon performance deficiencies (results or behaviors) or code of conduct violations. The decision to adjust payouts with a personal performance modifier was entirely discretionary and was not tied to a specific list of goals for any individual executives. For 2011, Mr. Hale received a $75,000 personal performance modifier increase to his 2011 AIP payment due to his significant contributions in helping restore operations in our Cali, Colombia facility following the floods it experienced in late 2010.

In 2011, we achieved consolidated EBITDA of $134.4 million, below the target; operating working capital of 10.8%, exceeding the target; and a recordable incident rate of 1.13, exceeding the target.

The following table illustrates the operation of the 2011 AIP with respect to each of our named executive officers. As discussed above, the relative weighting of each performance component was as follows: Consolidated EBITDA — 70%; Working Capital — 17.5%; and Safety Performance — 12.5%. The total amounts awarded under the 2011 AIP based on consolidated EBITDA, operating working capital and safety performance results are reported under the Non-Equity Incentive Plan Compensation column, and the amounts awarded as a result of the application of the personal performance modifier are reported under the Bonus column of the Summary Compensation Table.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Hagen	100%	$795,978	$557,185	$376,498	$139,296	$157,604	$99,497	$119,397	$653,498	$—	$653,498
Hale	55%	$234,629	$164,240	$110,980	$41,060	$46,457	$29,329	$35,194	$192,630	$75,000	$267,630
Norman	55%	$183,614	$128,530	$86,849	$32,132	$36,356	$22,952	$27,542	$150,747	$—	$150,747

Perquisites and other personal benefits

We provide certain executive officers with several perquisites and other personal benefits as additional compensation that the Board believes are reasonable and consistent with our overall compensation philosophy. We believe that perquisites should not comprise a significant component of compensation. These benefits are not paid through any formal compensation plan and are paid on a case-by-case basis. Benefits may vary among the executive officers based on business purpose. In certain instances, we may reimburse relocation expenses, pay relocation bonuses and provide tax gross-ups to executives who are required to move to another Company location due to promotions, reorganization or relocation of offices.

Please see footnote (4) to the “Summary Compensation Table” below for detail regarding the perquisites and other personal benefits received by our executive officers during fiscal 2011. Perquisites were paid in keeping with our compensation philosophy to enhance our ability to attract top-level management and to ensure the retention of key-impact executives. For example, Ms. Hagen in her role as our CEO received a company-provided vehicle and other disclosed benefits to assist her in the performance of her responsibilities. We believe that our CEO should be eligible to receive these additional benefits due to the position’s high level of management responsibility and impact on our financial performance.

Long-term Incentive Compensation

Upon consummation of the Transactions, Holdings adopted the Holdings Plan, for our employees, directors, and certain other service providers and independent contractors. As part of our new equity-based arrangements with our employees, our management employees used cash proceeds from the sale of their common stock in the Company and the cashing out of all outstanding equity awards to purchase shares of Holdings, and Holdings’ board of directors granted options to purchase shares of Holdings to those management employees who made the minimum required equity investment in Holdings. These arrangements were designed to more closely align our management’s interest with those of our shareholders and to incentivize our management employees to remain in our service by providing them with an opportunity to acquire equity interests in Holdings. Specifically, Holdings’ board of directors granted 4,521.75 options to Ms. Hagen and 2,260.86 options to each of Mr. Norman and Mr. Hale. Of these options, one third vest based on the passage of time, one third vest based on the achievement of certain annual performance goals established by Holdings, and one third vest based on the achievement of certain investment returns by our Sponsor. The specific sizes of the option grants made to our named executive officers were determined based on the board of directors’ business judgment in light of the Sponsor’s practices with respect to management equity programs at other private companies in its portfolio, the executive officer’s position and level of responsibilities within our company and the size of the executive officer’s equity investment in Holdings.

Terms of Option Awards. The following describes the terms of the options granted to our named executive officers in connection with the Transactions.

•	Vesting Terms.

•

Time-Vesting Options. The time-vesting options vest in five equal annual installments beginning on January 28, 2012, subject to the executive’s continued employment with us, but will become fully vested upon a change in control that occurs during his or her employment with us, or during the 90 days following terminations of his or her employment without “cause” or with “good reason” or due to death or disability. In addition, if the executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of his or her resignation with “good reason” or (c) as a result of the executive’s death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. Any other time-vesting options that remain unvested on termination of employment and do not vest as described above will be forfeited.

•

Performance-Vesting Options. The performance-vesting options vest in five equal annual installments beginning on March 31, 2012, subject to the executive’s continued employment with us, and if the free cash flow goals established by Holdings at the time of the grant are achieved for the previous fiscal year, but will become fully vested (to the extent not already vested) upon a change in control if (x) the change in control occurs prior to March 31, 2016, (y) the change in control causes the exit-vesting option (described below) to vest, and (z) at the time of the change in control, Holdings has achieved the applicable cumulative free cash flow goals (as adjusted). In addition, if a performance-vesting option does not vest in a particular fiscal year because the applicable free cash flow goal is not achieved, that portion of the performance-vesting option may vest in that year or in a subsequent year if cumulative free cash flow targets (as adjusted) are achieved. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the portion of the performance-vesting option that would have been eligible to vest on the next March 31 will remain outstanding and eligible to vest, based on actual free cash flow results for the immediately previous fiscal year. Any other performance-vesting options that remain unvested on termination of executive’s employment and do not vest as described above will be forfeited. Free cash flow is defined as Management EBITDA less (1) capital expenditures; (2) capitalized IT costs and (3) restructuring and integration cash payments. Cumulative free cash flow as adjusted with respect to any fiscal year is calculated by adding free cash flow for that fiscal year and any prior fiscal years and adjusting the cumulative free cash flow to apply a 10% penalty for any shortfall in actual cumulative free cash flow relative to the cumulative free cash flow target. Management EBITDA is defined as net income before interest expense, income and franchise taxes and depreciation and amortization, further adjusted to exclude certain non-recurring, non-cash and other specified items.

•

Exit-Vesting Options. The exit-vesting options will vest on the date, if ever, that our Sponsor receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times the Sponsor’s cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 20% on its cumulative invested capital in the Holdings’ securities, subject to her or his continued employment with us. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the exit-vesting options will remain outstanding and eligible to vest for 12 months following the applicable termination date. If the exit-vesting options do not vest as described above during the 12 months following such a termination, such options will terminate and be forfeited.

•

Put and Call Rights. If the executive’s employment is terminated due to death or disability, she or he has the right, subject to certain limitations, for a specified period following the termination date, to cause us to purchase on one occasion all, but not less than all, of the shares of our common stock held by her or him (whether or not acquired through the exercise of an option) at the fair market value of such shares.

If (1) the executive’s employment is terminated by us with “cause”, (2) the executive’s employment is terminated as a result of her or his resignation prior to the third anniversary of the Transactions (other than a resignation with “good reason”), or (3) the executive violates a restrictive covenant (as described below), then we have the right for a specified period following the applicable event to cause the executive (or her or his permitted transferees) to sell to us all shares held by her or him at the lesser of fair market value thereof and cost, which means that any shares so repurchased will effectively be forfeited. If (1) the executive’s employment is terminated by us without “cause”, (2) the executive’s employment is terminated as a result of his resignation following the third anniversary of the Transactions or is a resignation with “good reason”, (3) the executive’s employment is terminated due to her or his death or by us as a result of her or his disability, or (4) the executive engages in “competitive activity” (as described below), then we have the right for a specified period following the applicable event to cause the executive (or her or his permitted transferees) to sell to us all shares held by her or him at the fair market value thereof.

•

Restrictive Covenants. As a condition of receiving the options, our named executive officers have agreed to certain restrictive covenants, including confidentiality of information, non-competition, and non-solicitation covenants, which are contained in the option agreements pursuant to which the options were granted and are in addition to any other restrictive covenants agreed to by our named executive officers. As described above, we have the right to purchase our named executive officers’ shares of our common stock in the event of a breach of these restrictive covenants during the periods covered by the restrictive covenants, or if the named executive officer engages in a competitive activity, which is defined as providing services to one of our competitors at any time (regardless of whether the conduct would violate a restrictive covenant).

As further described under “— Impact of the Transactions on Executive Compensation,” all outstanding equity awards that existed prior to the Transactions were cashed out in connection with the Transactions.

Carryover of incentives in the event that performance targets under the Holdings Plan were not initially achieved

Awards issued under the Holdings Plan contain performance vesting requirements that provide that if performance targets were missed in one year and the award did not vest, the award would remain active in subsequent years, such that the full vesting could occur if the performance goals in the subsequent years were achieved. This decision was made to provide flexibility in the achievement of growth strategies. Certain growth opportunities could occur in one year versus the next year, for example, due to a time lag in raw materials cost increases or decreases, cost reduction due to the timing of restructuring plans, etc. If the performance targets were not achieved in the subsequent years, the prior year award would be cancelled. For purposes of FASB Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), we treat all grants that remain active in a subsequent year as “re-granted” options for that year.

Retirement Benefits

In addition to current and long-term incentive compensation, we provide retirement benefits to the executive officers. The amount of retirement benefits provided are designed to attract and retain highly qualified executives and may depend on the retirement plans in place in the region where the executive is employed. We currently provide defined contribution and savings plan benefits to executives in the form of a qualified 401(k) plan in the United States. The executive officers are eligible to receive the same level of matching Company 401(k) contributions as all our employees under this plan. See footnote (4) to the “Summary Compensation Table” below for detailed information regarding this compensation. We do not have a defined benefit plan for any of our executive officers.

Termination Benefits

Under the 2011 CEO Agreement, subject to executing a general release, Ms. Hagen will be entitled to receive severance payments if she is terminated without “cause” or if she terminates her employment for “good reason.” Such severance payments will consist of an amount equal to the sum of 1.5 times her then-current annual base compensation and 1.5 times the amount of her target annual bonus, and if such termination occurs prior to April 23, 2013, Ms. Hagen will also receive a one-time grant of shares of Holdings on April 23, 2013 having a value equal to $694,000 (the “Equity Award”). Ms. Hagen will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus she would have received for the year in which her termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.

Under the 2011 CFO Agreement, subject to executing a general release, Mr. Norman will be entitled to receive severance payments if he is terminated without “cause” or if he terminates his employment for “good reason.” Such severance payments will consist of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Norman will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus he would have received for the year in which his termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.

Under the 2011 COO Agreement, subject to executing a general release, Mr. Hale will be entitled to receive severance payments if he is terminated without “cause” or if he terminates his employment for “good reason.” Such severance payments will consist of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Hale will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus he would have received for the year in which his termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.

Certain Accounting and Tax Considerations

Accounting considerations

We accounted for awards issued under the Holdings Plan in accordance with the provisions of ASC 718. Under ASC 718, establishment of grant dates, vesting provisions, including performance-based vesting, the exercise prices for options, the maturity dates of the equity instruments and assumptions used for estimating fair value under the Black-Scholes methodology could all have a material impact on compensation relating to option awards.

Tax considerations

Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction for compensation paid to each executive officer to $1,000,000 in any given taxable year, unless certain requirements are met. The Board considered the impact of this tax code provision and believed that it had structured the compensation plans for the executive officers as necessary in order to maximize the Company’s corporate tax deduction without limiting our ability to meet the goals of our compensation program.

Impact of the Transactions on Executive Compensation

Prior to the Transactions, the Company maintained the 2003 Stock Option Plan (the “2003 Option Plan”), the 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”), and the 2008 Long-Term Stock Incentive Plan (the “2008 Stock Plan”). Each of these plans was approved by the stockholders (both at inception and as each may have been amended and restated) and were administered by the prior Compensation Committee. Prior to the Transactions, we also maintained the 2004 Restricted Stock Plan for Directors (the “2004 Restricted Plan”). Through the 2004 Restricted Plan, we granted equity awards to directors, including employee-directors. This plan was approved by our stockholders (at inception and as amended) and was administered by the prior Restricted Stock Committee. In connection with the Transactions, the 2003 Option Plan, the 2004 Restricted Plan, the 2005 Stock Plan and the 2008 Stock Plan were terminated and all outstanding equity awards under those plans were cashed out.

In addition, as a result of the Transactions, the prior employment agreement with Ms. Hagen and the prior severance agreements with Messrs. Hale and Norman were terminated upon the closing of the Transactions.

We also adopted a new cash-based long-term incentive plan to grant cash incentive awards to our senior managers in lieu of awarding annual equity awards as we had done prior to the Transactions. This plan, however, does not affect the compensation of any of our executive officers, as they are not participants under the plan.

Other than as describe above, we did not take any other actions relating to executive compensation in connection with the Transactions. We continue to compensate our senior management, including our named executive officers, on a basis similar to immediately prior to the Transactions, except that, in light of our status as a private company, we adopted less broad-based equity incentive arrangements for our senior executives and do not intend to continue a practice of granting equity awards on an annual basis.

Compensation Committee Report

The Board of Directors has reviewed this CD&A and has discussed it with management. Based on this review and discussion, the Board of Directors approved the inclusion of this CD&A in our Annual Report on Form 10-K for fiscal 2011.

Submitted by the Board of Directors:

Chinh E. Chu

Anjan Mukherjee

Jason Giordano

James S. Alder

Mark S. Burgess

Veronica M. Hagen

Summary Compensation Table

The following table presents a summary of compensation for our named executive officers for the 2011, 2010 and 2009 fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)(3)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(4)	Grand Total ($)
Veronica M. Hagen President & Chief Executive Officer	2011 2010 2009	$796,786 754,251 707,005	$	— 63,055 1,218,768	$	— 2,201,780 615,102	$4,521,750 — —	$653,498 953,675 —	$	— — —	$5,076,100 42,360 57,116	$11,048,134 4,015,121 2,597,991

Michael W. Hale Executive Vice President & Chief Operating Officer	2011 2010 2009	426,769 404,329 381,160		75,000 18,591 249,560		— 636,240 299,563	2,260,860 — 3,201	192,630 281,178 —		— — —	1,099,712 18,376 15,876	4,054,971 1,358,714 949,360

Dennis Norman Executive Vice President & Chief Financial Officer	2011 2010 2009	334,024 316,800 207,039		— 89,491 110,162		— 495,060 90,582	2,260,860 7,200 3,209	150,747 220,309 —		— — —	457,371 14,901 13,384	3,203,002 1,143,761 424,376

(1)	For 2011, reflects the portion of the bonus awarded by the Board of Directors; to be paid in April 2012, under the 2011 AIP as a result of the application of the personal performance modifier. For fiscal 2010, reflects the portion of the bonus awarded under the 2010 AIP as a result of the application of the personal performance modifier. For fiscal 2009, reflects discretionary 2009 bonuses, a portion of which was paid in December 2009 and a portion of which was subject to service requirements and paid in March 2010, as discussed further under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — December 2009 Discretionary Bonuses.”
(2)	Represents the grant date fair value of all stock and option awards for all periods presented as calculated pursuant to ASC 718 awards. In fiscal 2010 and 2009, we achieved maximum performance targets established for all performance-based awards. As a result, amounts presented in the above table represent compensation at the maximum performance level.

Compensation for stock and option awards is determined in accordance with generally accepted accounting principles pertaining to share-based payments. For a discussion of terms and assumptions regarding the accounting for restricted shares and options, see Note 2 “Accounting Policies and Financial Statement Information” and Note 14 “Equity Compensation Plans” to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

(3)	The non-equity incentive plan compensation for fiscal 2011 represents amounts to be paid in April 2012 under the 2011 AIP for fiscal 2011 performance prior to the application of the personal performance modifier. The non-equity incentive plan compensation for fiscal 2010 represents amounts paid in April 2011 under the 2010 AIP for fiscal 2010 performance prior to the application of the personal performance modifier.

(4)	All Other Compensation for executive officers in fiscal 2011 is as follows:

	Ms. Hagen	Mr. Hale	Mr. Norman
Acceleration in Vesting of Predecessor PGI Equity Awards (a)	$5,039,655	$1,084,231	$441,405
Company Contributions to Defined Contribution and Savings Plans	14,700	14,700	14,700
Life Insurance Premiums Paid by the Company	756	756	756
Perquisites:
Car Usage	18,117	—	—
Other Perquisites (b)	2,872	25	510

Total All Other Compensation	$5,076,100	$1,099,712	$457,371

(a)	Reflects the acceleration in vesting of all unvested equity awards due to the triggering of change-in-control provisions of the underlying grant agreements, and the associated extinguishment and cash buy-out in connection with the Transactions. The equity awards were valued based on the fair market value of Predecessor Polymer Common Stock of approximately $18.2083 per common share, determined as follows: On January 28, 2011, shareholders received $15.32 in cash and $2.91 per share was deposited into an escrow account subject to the resolution of certain Predecessor Polymer tax matters. In November and December 2011, approximately $0.9131 per share and $1.9752 per share was released from the escrow account, respectively. The December 2011 escrow release represented the final per share escrow release due to the satisfactory resolution of the aforementioned tax matter
(b)	Other perquisites are primarily comprised of subscriptions, seminars and annual credit card fees. Other perquisites for Ms. Hagen include $2,373 of membership fees and seminar costs in various business organizations.

2011 Grants of Plan-Based Awards

The following table presents information regarding grants of plan-based awards to named executive officers during the 2011 fiscal year.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant date Fair Value of Stock & Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)
Ms. Hagen	1/28/2011	$397,989	$795,978	$1,591,956	—	3,014.50	—	—	1,507.25	$1,000	$4,521,750
Mr. Hale	1/28/2011	213,298	426,595	853,190	—	1,507.24	—	—	753.62	1,000	2,260,860
Mr. Norman	1/28/2011	166,922	333,843	667,686	—	1,507.24	—	—	753.62	1,000	2,260,860

(1)	The Named executive officers may receive all or a portion of the targeted amount, since the target amount reflects options in Holdings that vest based on performance-vesting and exit-vesting conditions.

Performance-Vesting Options:

The performance-vesting options (1,507.25 for Ms. Hagen and 753.62 for each of Mr. Norman and Mr. Hale) will vest in five equal annual installments beginning on March 31, 2012, subject to the executive’s continued employment with us, and if, as of the last day of the Fiscal Year ending immediately prior to the applicable performance-vesting options vesting date, the actual free cash flow for the Company for such Fiscal Year, calculated in accordance with the definition set forth within the options grant agreement and as determined in good faith by the Board of Directors of Holdings following the completion of the Company’s annual audit (“Actual FCF”) equals or exceeds the free cash flow goal set forth, as follows, (the “Annual FCF Goal”) for such Fiscal Year.

Fiscal Year	Annual FCF Goal	Cumulative FCF Goal
	(in millions)
2011	$ 82.4
2012	121.5	$ 203.9
2013	112.5	316.4
2014	132.6	449.0
2015	172.5	621.5

Notwithstanding the foregoing, subject to the executives continued employment through the applicable vesting date described below, if the portion of the performance-vesting option that is scheduled to vest in respect of a given Fiscal Year does not vest because Actual FCF did not equal or exceed the Annual FCF Goal in respect of such fiscal year (any such fiscal year in respect of which no vesting occurs, a “Missed Year”), then the portion of the performance-vesting option that was eligible to vest but failed to vest due to the failure to achieve or exceed the Annual FCF Goal in such missed year shall, to the extent not then vested or previously forfeited or cancelled, nevertheless vest and become exercisable if, as of the last day of any fiscal year (including the missed year), the cumulative actual free cash flow for the Company for such fiscal year and all prior fiscal years since the first fiscal year, as set forth above, calculated in accordance with the definition set forth within the options grant agreement and as determined in good faith by the Board of Directors of Holdings following the completion of the Company’s annual audit (“Actual Cumulative FCF”) equals or exceeds the Cumulative FCF Goal set forth in the table above (the “Cumulative FCF Goal”) in respect of such period; provided that the Cumulative FCF Goal for the next fiscal year shall be increased by the sum of (x) 10% per annum of any cumulative shortfall in Actual Cumulative FCF relative to Cumulative FCF Goal (prior to any adjustment for the 10% per annum charge) at the end of each fiscal year and (y) any prior shortfall charge (it being understood that any excess Actual Cumulative FCF at the end of any fiscal year shall be used to reduce such 10% per annum charge, if applicable).

The performance-vesting options will also immediately vest on a change-in-control, as long as (x) the change in control occurs prior to March 31, 2016, (y) the change in control causes the exit-vesting option (described below) to vest, and (z) at the time of the change in control, Holdings has achieved the applicable cumulative free cash flow goals (as adjusted).

Exit-Vesting Options:

The exit-vesting options will vest on the date, if ever, that our Sponsor receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times the Sponsor’s cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 20% on its cumulative invested capital in the Holdings’ securities, subject to the named executive continued employment (as defined in the grant award agreements).

(2)	Reflects options in Holdings that contain service-based vesting provisions. See “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.”
(3)	The exercise price of $1,000 per share represents the market value of Holdings common shares on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The items described below support the data reported in the Summary Compensation Table and the 2011 Grants of Plan-Based Awards table.

Employment Agreements with Ms. Hagen

As a result of the Transactions, the Company and Ms. Hagen entered an employment agreement, effective January 28, 2011 (the “2011 CEO Agreement”). The 2011 CEO Agreement terminated the prior employment agreement between the Company and Ms. Hagen, which had been entered into on March 31, 2010 (the “2010 CEO Agreement”). The 2010 CEO Agreement terminated the employment agreement between the Company and Ms. Hagen that had been entered into upon her joining the Company in April 2007 (the “2007 CEO Agreement”). The following is a discussion of the 2011 CEO Agreement, the 2010 CEO Agreement, and the 2007 CEO Agreement.

The 2011 CEO Agreement

Unless earlier terminated pursuant to its terms, the term of the 2011 CEO Agreement is from January 28, 2011 until January 28, 2016. The employment agreement entitles Ms. Hagen to annual base compensation of $800,000 and an annual target bonus of 100% of her base compensation, with a maximum annual bonus of 200% of her base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with Ms. Hagen. In addition, Ms. Hagen is also entitled to a one-time grant of shares of Holdings on April 23, 2013 having a value equal to $694,000 (the “Equity Award”).

A description of potential payments to Ms. Hagen upon her termination under the 2011 CEO Agreement is set forth in “— Potential Payments Upon Termination or Change in Control” below.

The 2010 CEO Agreement

Unless earlier terminated pursuant to its terms, the term of the 2010 CEO Agreement was to be from April 23, 2010 until April 22, 2013. Under the 2010 CEO Agreement, Ms. Hagen’s annual base salary was $765,000, subject to annual review and adjustment by the Board in its discretion. Ms. Hagen was eligible to participate in all of our employee benefit programs for which senior executive employees of PGI and its subsidiaries were generally eligible, including health, life, retirement and disability. Ms. Hagen was also entitled to the use of an automobile until the expiration of its existing lease term.

Ms. Hagen was entitled to participate in the Annual Incentive Plan to the extent that such a plan was implemented for any given year, in the Board’s discretion. The Annual Incentive Plan was to provide for annual target bonuses based on annual performance goals to be mutually agreed upon by the Board and Ms. Hagen. Such annual target bonuses were, and could not exceed, the Bonus Award Target.

Ms. Hagen was also entitled to participate in any long-term incentive compensation plans that the Company implemented on the same terms and conditions as other senior executives. During each fiscal year, Ms. Hagen was to receive a long-term incentive grant with a target value determined by the Compensation Committee based on a total target compensation package of salary, bonus and long-term equity awards.

The 2010 CEO Agreement provided for repayment to the Company by Ms. Hagen of certain cash and equity awards if, prior to or within two years of the termination of Ms. Hagen’s employment, (i) the Company was required to make a material restatement of financial results for years during which Ms. Hagen was an employee and due to actions or inactions by her or of which she had knowledge, or (ii) Ms. Hagen was found to have engaged in misconduct while an employee, which, if discovered at the time would have justified termination for “cause” (as defined in the 2010 CEO Agreement).

The 2007 CEO Agreement

Ms. Hagen’s annual base salary under the 2007 CEO Agreement was initially $650,000 and the Board had discretion to increase such salary from time to time. Ms. Hagen was eligible to participate in all of our employee benefit programs for which senior executive employees of PGI and its subsidiaries were generally eligible, including health, life, retirement and disability. Ms. Hagen was also entitled to the use of an automobile.

Under the 2007 CEO Agreement, Ms. Hagen was entitled to participate in our Annual Incentive Plan. The Board, in its discretion, had the ability to award Ms. Hagen annual bonuses in accordance with the Annual Incentive Plan based on annual performance goals mutually agreed upon by the Board and Ms. Hagen. Such target annual bonuses were not to exceed 100% of her base salary (the “Bonus Award Target”). For fiscal year 2007, the 2007 CEO Agreement guaranteed to Ms. Hagen the full Bonus Award Target (without proration) as long as she remained an employee of good standing on the Payment Date (as defined in the Annual Incentive Plan).

Ms. Hagen was also entitled to participate in the 2005 Stock Plan under which she was granted on the effective date of the 2007 CEO Agreement an initial award of 100,000 restricted shares of common stock to vest as follows: (i) 12,500 shares on each of the first four anniversaries of such effective date, and (ii) provided certain performance goals established by the Board were met, 12,500 shares on each of the first four anniversaries of such effective date. Ms. Hagen was also eligible for an annual target award of 50,000 (with a minimum of zero and a maximum of 100,000) restricted shares of common stock under the 2005 Stock Plan for the first three anniversaries of the effective date of the 2007 CEO Agreement, vesting over a period of four years at a rate of 25% per year provided certain performance goals established by the Board were met. The size of such equity awards was based on the attainment of certain performance goals established by the Board, except that for the 2007 fiscal year grant, the 2007 CEO Agreement guaranteed to Ms. Hagen no less than 25,000 shares vesting based on service over a period of four years at the rate of 25% per year.

Employment Agreements with Mr. Hale

On January 28, 2011, in connection with the Transactions, we entered into an employment agreement with Mr. Hale to serve as our Chief Operating Officer (the “2011 COO Agreement”). The employment agreement entitles Mr. Hale to annual base compensation of $415,000 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with the Chief Executive Officer.

A description of potential payments to Mr. Hale upon her termination under the 2011 COO Agreement is set forth in “— Potential Payments Upon Termination or Change in Control” below.

Employment Agreements with Mr. Norman

On January 28, 2011, in connection with the Transactions, we entered into an employment agreement with Mr. Norman to serve as our Chief Financial Officer (the “2011 CFO Agreement”). The employment agreement entitles Mr. Norman to annual base compensation of $325,000 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with the Chief Executive Officer.

A description of potential payments to Mr. Norman upon his termination under the 2011 CFO Agreement is described in “— Potential Payments Upon Termination or Change in Control.”

December 2009 Discretionary Bonuses

Due to stronger than expected fiscal year 2009 operating results, in December 2009, the Board approved a pool for discretionary bonus payments in the total amount of $6.5 million for all eligible employees, including the named executive officers, with a portion paid in December 2009 and a portion paid in March 2010. The 2009 bonuses were discretionary in nature, and the total amount of the bonus pool was approved in consideration of our performance in fiscal 2009 against our budgeted targets in respect of consolidated EBITDA, working capital and safety performance, which are the same performance metrics that we had used for non-equity incentive plan compensation in prior years, as well as the impact on our cash flow and statement of operations. The actual amounts of discretionary bonus paid to each of the named executive officers were determined by the Compensation Committee and approved by the Board with the assistance of our Chief Executive Officer in the case of the other named executive officers by using its informed judgment, taking into account the amount that the named executive officer could have received in light of the Company’s financial performance had there been an annual incentive plan in place (which is based on a percentage of the executive’s base salary), the executive’s performance and contributions, the executive’s role and responsibilities within the Company and a desire to provide allocations among management members that would be equitable and reasonable within the pool limit. While subjective personal performance elements, such as embodiment of the Company’s core values, customer satisfaction, operational excellence and process improvement, and teamwork and leadership were considered in evaluating the executive’s performance and contributions, the Compensation Committee did not use any specific quantitative or qualitative factors of individual performance to determine the amounts to be paid to each named executive officer. The Chief Executive Officer received a discretionary bonus that represented a greater proportion of her base salary than the proportions of base salaries paid to the other named executive officers because the Board determined that she had the most responsibility for the stronger than expected fiscal 2009 performance, as well as because of considerations of non-equity incentive plans used in prior years (in which she had a higher bonus opportunity than other executive officers due to her leadership roles and provisions in her employment agreement). To receive the cash payments in March 2010, the individuals were required to remain in our employ through the payment date. The following table sets forth the amount of 2009 discretionary bonus that each of our named executive officers received.

	Paid in December 2009	Paid in March 2010	Total
Ms. Hagen	$857,178	$361,590	$1,218,768
Mr. Hale	124,780	124,780	249,560
Mr. Norman	55,081	55,081	110,162

Awards under the Holdings Plan

Upon consummation of the Transactions, Holdings adopted the 2011 Scorpio Holdings Corporation Stock Incentive Plan (the “Holdings Plan”) for our employees, directors, and certain other service providers and independent contractors. The Holdings Plan is described in “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.” Details regarding the grants made under the Holdings Plan are described in the notes to the “Grants of Plan-Based Awards Table” above.

Awards under the 2008 Stock Plan

During fiscal 2009, awards were approved and issued to Mr. Hale and Mr. Norman under the 2008 Stock Plan. These awards included service-based restricted shares which could vest over a three year period as follows: for Mr. Hale — 5,947 restricted shares and for Mr. Norman — 2,210 restricted shares. Additionally, restricted stock units that could vest based on the achievement of 2009 performance targets and the completion of requisite service periods were awarded, assuming maximum performance targets were achieved, as follows: for Mr. Hale — 20,814 restricted stock units and for Mr. Norman — 7,736 restricted stock units. As performance targets for fiscal 2008 were not achieved, no restricted shares were issued relating to the restricted stock units.

During fiscal 2010, awards were approved and issued to Ms. Hagen, Mr. Hale and Mr. Norman under the 2008 Stock Plan. These awards included service-based restricted shares which could vest over a three year period as follows: for Ms. Hagen — 24,763 restricted shares, for Mr. Hale — 10,604 restricted shares and for Mr. Norman — 8,251 restricted shares. Additionally, restricted stock units that could vest based on the achievement of 2010 performance targets and the completion of requisite service periods were awarded, assuming maximum performance targets were achieved, as follows: for Ms. Hagen — 49,526 restricted stock units, for Mr. Hale — 21,208 restricted stock units and for Mr. Norman — 16,502 restricted stock units.

In addition, the Compensation Committee approved a maximum grant of 100,000 restricted shares for fiscal 2009 performance to our CEO, Ms. Hagen, pursuant to the terms of the 2007 CEO Agreement. This grant was made in recognition of our fiscal 2009 performance exceeding EBITDA and working capital budgets, improvements in Return on Net Assets (“RONA”) and safety. The grant was made on April 23, 2010 and was scheduled to vest 25% each year over the following four years based on achievement of performance targets set for each of those years.

We did not make any grants under the 2008 Stock Plan in 2011 and the plan was terminated upon the consummation of the Transactions.

Awards under the 2003 Option Plan

Stock options granted under the 2003 Option Plan had a five-year life and vested, based on the achievement of various service and financial performance criteria, over a four-year period with the initial awards beginning their vesting terms as of January 4, 2004. Vesting could be immediate or based on service and/or upon achievement of annual performance targets (see “Incentive Plan Performance Targets” below) and was accelerated upon a change in control.

Consistent with ASC 718, stock options previously awarded to employees in fiscal 2005 and fiscal 2007 which contained performance-based vesting provisions relating to the 2008 fiscal year were considered modified. Vesting of these option grants were originally based on achievement of 2008 performance targets, which targets were not met. Accordingly, these option awards were not earned and did not vest in 2008. In accordance with the 2003 Option Plan, these option awards remained active in fiscal 2009 and were subject to fiscal 2009 performance targets, which targets were achieved. Consistent with ASC 718, such awards were treated as an exchange of the original award for a new award and the grant date fair values and 2009 compensation costs for such options were re-measured as of the beginning of the 2009 fiscal year as such performance targets were not established until the inception of the 2009 fiscal year. As a result, option awards considered granted in fiscal 2009, subject to performance vesting in fiscal 2009 were as follows: for Mr. Hale — 2,065 shares and for Mr. Norman — 1,825 shares.

Consistent with ASC 718, we treated all grants that remained active in a subsequent year as “re-granted” shares for that year. See “Incentive Plan Performance Targets” below.

We did not make any grants under the 2003 Option Plan in 2011 and the plan was terminated upon the consummation of the Transactions.

Incentive Plan Performance Targets

For fiscal 2011, the Board of Directors established an Annual Incentive Plan for 2011. The performance targets for the 2011 AIP are discussed in “Compensation Discussion and Analysis — Current Compensation — Payouts under the Annual Incentive Plan.”

For fiscal 2010, the Board of Directors established an Annual Incentive Plan for 2010. The following table illustrates the operation of the 2010 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 65%; Working Capital — 25%; and Safety Performance — 10%. The total amounts awarded under the 2010 AIP based on consolidated EBITDA, operating working capital and safety performance results are reported under the Non-Equity Incentive Plan Compensation column, and the amounts awarded as a result of the application of the personal performance modifier are reported under the Bonus column of the Summary Compensation Table.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Hagen	100%	$754,251	$490,263	$527,523	$188,563	$377,126	$75,425	$49,026	$953,675	$63,055	$1,016,730
Hale	55%	$222,381	$144,548	$155,533	$55,595	$111,190	$22,238	$14,455	$281,178	$18,591	$299,769
Norman	55%	$174,240	$113,256	$121,863	$43,560	$87,120	$17,424	$11,326	$220,309	$89,491	$309,800

For fiscal 2009, the Board of Directors accepted the recommendation of management and the Compensation Committee not to establish an Annual Incentive Plan for 2009; accordingly, there were no targets associated with short-term incentive compensation for executive officers.

Portions of restricted shares awarded under the 2005 Stock Plan and options awarded under the 2003 Option Plan contained threshold and target EBITDA performance vesting provisions. For fiscal 2009 and fiscal 2010, these performance targets for these equity-based incentives were met at targeted levels. The threshold and target for fiscal 2010 were the same as those used for the 2010 Annual Incentive Plan.

With respect to awards under the 2003 Option Plan and the 2005 Stock Plan, if the performance targets were not met in any particular year (a “Missed Year”), the awards that did not vest in the Missed Year (the “Carryover Awards”) remained active in the next fiscal year and were subject to the performance targets established for that next fiscal year. Consistent with ASC 718, we treated all grants that remained active in a subsequent year as “re-granted” shares for that year. If the performance targets for such fiscal year were met, the Carryover Awards vested at the same time and in the same manner as the incentive plan awards granted for such fiscal year. In no event did any unvested portion of any award remain active after the fiscal year following the Missed Year. If performance targets applicable to Carryover Awards were not met in the next fiscal year, the Carryover Awards were forfeited. For example, we did not achieve our performance target for fiscal 2008. Therefore, the unvested amounts for 2008 remained active in 2009 and vested based on the achievement of performance targets (EBITDA of $120.0 million) established for 2009.

With respect to awards made in fiscal 2009 under the 2008 Stock Plan, 67% of the award was performance-based restricted stock units and 33% was service-based restricted shares. For the performance-based restricted stock units, vesting was based upon the achievement of performance targets in 2009 for consolidated operating cash flow (as defined in the award documents), which accounted for approximately 50% of the total performance target, and consolidated EBITDA, which accounted for 50% of the total performance target. Based on actual results for fiscal 2009, the operating cash flow target and the consolidated EBITDA target were each met at maximum target levels. Grants under the 2008 Stock Plan did not contain Missed Year or Carryover Award provisions.

With respect to awards made in fiscal 2010 under the 2008 Stock Plan, 67% of the award was performance-based restricted stock units and 33% was service-based restricted shares. For the performance-based restricted stock units, vesting was based upon the achievement of performance targets in 2010 for consolidated operating cash flow (as defined in the award documents), which accounted for approximately 50% of the total performance target, and consolidated EBITDA, which accounted for 50% of the total performance target. As a result of the Transactions, performance-based vesting was not evaluated under the 2008 Stock Plan for fiscal 2010 given that the disposition of all equity-based programs was addressed by the Merger Agreement.

2011 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by executive officers at the end of the 2011 fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Ms. Hagen	—	1,507.25	3,014.50	$1,000	1/28/21	—	—	—	—
Mr. Hale	—	753.62	1,507.24	1,000	1/28/21	—	—	—	—
Mr. Norman	—	753.62	1,507.24	1,000	1/28/21	—	—	—	—

(1)	The vesting dates of options containing service-based vesting are as follows:

	Ms. Hagen	Mr. Hale	Mr. Norman
January 28, 2012	301.45	150.724	150.724
January 28, 2013	301.45	150.724	150.724
January 28, 2014	301.45	150.724	150.724
January 28, 2015	301.45	150.724	150.724
January 28, 2016	301.45	150.724	150.724

Total	1,507.25	753.62	753.62

2011 Option Exercises and Stock Vested

The following table presents information regarding the exercise of options for Common Stock and the vesting of restricted shares by executive officers during the 2011 fiscal year. At the time of consummation of the Transactions, all unvested and unearned equity awards in Predecessor Polymer Common Stock were accelerated in vesting; due to change in control provisions underlying the respective equity grant awards, and all resulting unexercised and vested equity awards were cashed out in connection therewith.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired On Vesting (#)(1)	Value Realized on Vesting ($)(2)
Ms. Hagen	—	$—	276,778	$5,039,655
Mr. Hale	—	—	59,546	1,084,231
Mr. Norman	750	9,156	24,242	441,405

(1)	The option and stock awards above reflect the acceleration in vesting of all unvested equity awards; due to the triggering of change-in-control provisions of the underlying grant agreements, and the associated extinguishment and cash buy-out in connection with the Transactions.
(2)	The equity awards were valued based on the fair market value of Predecessor Polymer Common Stock of approximately $18.2083 per common share, determined as follows: On January 28, 2011, shareholders received $15.32 in cash and $2.91 per share was deposited into an escrow account subject to the resolution of certain Predecessor Polymer tax matters. In November and December 2011, approximately $0.9131 per share and $1.9752 per share was release from the escrow account, respectively. The December 2011 escrow release represented the final per share escrow release due to the satisfaction of resolution of the aforementioned tax matter.

Pension Benefits

We have no pension benefits for the executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We have no nonqualified defined contribution or other nonqualified deferred compensation plans for executive officers.

Potential Payments Upon Termination or Change in Control

Our named executive officers will be entitled to receive severance payments, subject to executing a general release, if they are terminated without “cause” or if they terminate their employment for “good reason.” Such severance payments will consist of an amount equal to the sum of 1.5 times their then-current annual base compensation and 1.5 times the amount of their target annual bonus. In the case of Ms. Hagen, if such termination occurs prior to April 23, 2013, she will also receive the Equity Award. Our executive officers will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus they would have received for the year in which their termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.

As described under “Compensation Discussion and Analysis — Elements of Compensation — Long-term Incentive Compensation,” under the named executive officers’ option award agreements, the time-vesting options will become fully vested upon a change in control that occurs during his or her employment or during the 90 days following an involuntary termination without cause, voluntary termination for good reason or termination due to death or disability. In addition, in the event of involuntary termination without “cause,” voluntary termination for “good reason” or termination due to death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. Performance-vesting options will become fully vested (to the extent not already vested) upon a change in control if (x) the change in control occurs prior to March 31, 2016, (y) the change in control causes the exit-vesting options to vest, and (z) at the time of the change in control, Holdings has achieved the applicable cumulative free cash flow goals (as adjusted). In addition, if an executive’s employment is terminated by us without “cause,” by the executive as a result of her or his resignation with “good reason” or due to the executive’s death or disability, the portion of the performance-vesting option that would have been eligible to vest on the next March 31 will remain outstanding and eligible to vest, based on actual free cash flow results for the immediately previous fiscal year. “Cause” and “good reason” under the option award agreements mean “cause” and “good reason,” as such terms are defined in the executive officers’ employment agreements.

The following describes compensation and benefits payable to each named executive officer in connection with termination of employment or change in control pursuant to agreements that were in place at the end of 2011. The amounts shown assume that the applicable triggering event occurred on December 31, 2011.

	Termination without “Cause”	Termination for “Good Reason”	Additional Value if Termination without Cause, for Good Reason or Due to Death of Disability During 90 Days Prior to Change in Control	Change in Control	Death or Disability
Ms. Hagen
Cash Severance	$2,278,913	$2,278,913	$—	$—	$—
Acceleration of Equity Awards (1)(2)	694,000	694,000	—	—	—
Health Benefits	22,438	22,438	—	—	—

Total	$2,995,350	$2,995,350	$—	$—	$—

Mr. Hale
Cash Severance	$948,629	$948,629	$—	$—	$—
Acceleration of Equity Awards (1)(2)	—	—	—	—	—
Health Benefits	18,957	18,957	—	—	—

Total	$967,586	$967,586	$—	$—	$—

Mr. Norman
Cash Severance	$740,319	$740,319	$—	$—	$—
Acceleration of Equity Awards (1)(2)	—	—	—	—	—
Health Benefits	25,656	25,656	—	—	—

Total	$765,975	$765,975	$—	$—	$—

(1)	Represents the value of a one-time grant of shares of Holdings Ms. Hagen is entitled to receive under the terms of the 2011 CEO Agreement.
(2)	For the purpose of this disclosure, we only considered the time-vesting options as options that would vest upon a change-in-control, since the terms and conditions associated with both the performance-vesting or exit-vesting options were not met as of December 31, 2011.

Furthermore, as of December 31, 2011, the fair market value of Holdings common stock was determined to be $1,000 per share, which equals the exercise price of the respective options. Thus, no value was associated with the acceleration of the time-vesting options.

2011 Compensation of Directors

The following table presents a summary of compensation for directors of the Company for the 2011 fiscal year:

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Successor Company: (1)
Mr. Alder	$75,000	$—	$50,000	$—	$—	$—	$125,000
Mr. Burgess	56,250	—	50,000	—	—	—	106,250

Predecessor Company: (2)
Mr. Hewitt	30,000	—	—	—	—	38,110	68,110
Mr. Cavallé(3)	25,000	—	—	—	—	—	25,000
Ms. Fessenden	30,000	—	—	—	—	31,755	61,755
Mr. Hall(3)	26,250	—	—	—	—	38,966	65,216
Mr. Ovenden	30,000	—	—	—	—	31,755	61,755

(1)	For Successor Company directors, management directors and affiliates of Blackstone were not entitled to receive any fees for their service on the Board of Directors. Accordingly, Ms. Hagen and Messrs. Chu, Mukherjee and Giordano are not included in the Director Compensation table as they received no compensation for serving as directors during 2011.
(2)	For Predecessor Company directors, management directors and affiliates of Matlin Patterson Global Advisers LLC were not entitled to receive any fees for their service on the Board of Directors. Accordingly, Ms. Hagen, Mr. Patterson and Mr. Van der Schee are not included in the Director Compensation table as they received no compensation for serving as directors during 2011.
(3)	Certain of the amounts reported for Mr. Cavallé’s and Mr. Hall’s cash compensation in the table above, were either paid or transferred to charitable organizations at their request.
(4)	Reflects the acceleration in vesting of all unvested equity awards due to the triggering of change-in-control provisions of the underlying grant agreements, and the associated extinguishment and cash buy-out in connection with the Transactions. The equity awards were valued based on the fair market value of Predecessor Polymer Common Stock of approximately $18.2083 per common share, determined as follows: On January 28, 2011, shareholders received $15.32 in cash and $2.91 per share was deposited into an escrow account subject to the resolution of certain Predecessor Polymer tax matters. In November and December 2011, approximately $0.9131 per share and $1.9752 per share was released from the escrow account, respectively. The December 2011 escrow release represented the final per share escrow release due to the satisfactory resolution of the aforementioned tax matter.

At fiscal year-end, the aggregate number of option awards for shares of Holdings that were outstanding for each Successor Company director was as follows: Mr. Alder — 50 options; and Mr. Burgess — 50 options. At fiscal year-end, no restricted stock awards were outstanding for any Predecessor Company director.

Compensation for stock and option awards is determined in accordance with generally accepted accounting principles pertaining to share-based payments. For a discussion of terms and assumptions regarding the accounting for equity awards, see Note 2 “Accounting Policies and Financial Statement Information” and Note 14 “Equity Compensation Plans” to the Company’s Audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The grant date fair values of stock option awards granted to directors, for service as a director, in 2011 are as follows:

	Award Date	Grant Date Fair Value of Awards Issued
Mr. Alder	9/22/2011	$50,000
Mr. Burgess	9/22/2011	50,000

Annual Board/Committee Retainer Fees

Under the Successor Company’s compensation program for directors, the independent directors, Messrs. Alder and Burgess, each receive an annual retainer of $75,000, payable in four equal installments on the date of each quarterly scheduled Board meeting. If and when committees of the Board are established, the Chair of the Audit Committee will receive an additional $10,000 annually, while each of the Chairs of the Compensation Committee and Nominating and Corporate Governance Committee will receive an additional $5,000 annually. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings. In addition, each independent director receives an annual grant of options to acquire common stock of Holdings, which is designed to target a value after vesting of $60,000 and which vests annually over a 3 year period so long as the independent director continues to serve on the Board. The first such grant was made on September 22, 2011.

Under the Predecessor Company’s compensation program for directors prior to the Transactions, Mr. Hewitt, as Chairman of the Board, received an annual retainer in the amount of $120,000 and other directors each received an annual retainer of $100,000 (hereafter referred to as the “Base Retainer(s)”). In addition to his Base Retainer, Mr. Ovenden, for service as Chair of the Audit Committee, received an additional yearly fee of $20,000. In addition to her Base Retainer, Ms. Fessenden, as Chairperson of the Compensation Committee and Nominating and Corporate Governance Committee, received an additional annual fee of $20,000 for serving in such capacity. In addition to his Base Retainer, Mr. Hall, Chair of the Capital Projects Committee, received a yearly fee of $5,000 for serving in such capacity. Such fees were paid on a quarterly basis, in advance. Directors were also reimbursed for out-of-pocket expenses incurred in connection with attending meetings and in their capacities as committee chairpersons.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company has not established a separate Compensation Committee. As a result, the Board of Directors is responsible for establishing, approving and reviewing our employee and executive compensation strategy. Ms. Hagen, our CEO, participated in deliberations of the Board of Directors concerning executive officer compensation during fiscal 2011, except for deliberations regarding her compensation. In addition, none of our executive officers served on the compensation committee or board of a company that employed any of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Parent owns 100% of the issued and outstanding shares of our common stock. The Investor Group, which includes Management Participants, beneficially owns 100% of Holdings which, in turn, owns 100% of the issued and outstanding shares of common stock of Parent. The authorized capital stock of Holdings consists of one million shares of common stock (the “Common Stock”). The holders of Common Stock are generally entitled to one vote per share on all matters submitted for action by the stockholders; to receive ratably such dividends and distributions as may be declared or paid from time to time by the Board and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings. Shares of Common Stock held by employees are subject to certain restrictions including agreements to vote such shares of Common Stock, transfer restrictions, drag-along rights and call rights, described under “Certain Relationships and Related Transactions, and Director Independence — Shareholders Agreement.”

The following table sets forth certain information as of March 16, 2012 with respect to shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of such date.

The amounts and percentages of shares of Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to shares of Common Stock owned by such stockholder. Unless otherwise noted, the address of each beneficial owner of is c/o Polymer Group, Inc., 9335 Harris Corners Parkway, Suite 300, Charlotte, North Carolina 28269.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Blackstone Funds (1)(2)	255,000	97.9515%
Veronica M. Hagen (2)	2,902	1.1136%
Michael W. Hale (2)	891	0.3419%
Dennis Norman (2)	454	0.1742%
James S. Alder (2)	17	0.0064%
Mark S. Burgess (2)	17	0.0064%
Chinh E. Chu (3)	—	0.0000%
Anjan Mukherjee (4)	—	0.0000%
Jason Giordano (5)	—	0.0000%
All Directors and Executive Officers as a Group (8 persons)	4,281	1.6401%

(1)	Shares of Common Stock shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V L.P. (“BCP Cayman V”) owns 108,381.413 shares of Common Stock representing 41.6318% of the outstanding shares of Common Stock, (ii) Blackstone Capital Partners (Cayman) V-A L.P. (“BCP Cayman VA”) owns 96,964.519 shares of Common Stock representing 37.2463% of the outstanding shares of Common Stock, (iii) Blackstone Capital Partners (Cayman) V-AC L.P. (“BCP Cayman VAC”) owns 48,799.818 shares of Common Stock representing 18.7452% of the outstanding shares of Common Stock, (iv) Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP”) owns 621.435 shares of Common Stock representing 0.2387% of the outstanding shares of Common Stock and (v) Blackstone Participation Partnership (Cayman) V L.P. (“BPP”) owns 232.815 shares of Common Stock representing 0.0894% of the outstanding shares of Common Stock (BCP Cayman V, BCP Cayman VA, BCP Cayman VAC, BFIP and BPP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V, BCP Cayman VA and BCP Cayman VAC is Blackstone Management Associates (Cayman) V L.P. BCP V GP L.L.C. is a general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V L.P. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	The shareholders agreement of Holdings provides that (i) each share of Common Stock owned by an employee or director will vote in the manner as BCP Cayman V directs, (ii) BCP Cayman V has the right to require the Common Stock owned by an employee or director to participate in any transaction constituting a change of control or any other transaction involving a transfer of Common Stock owned by the Blackstone Funds to a third-party, and (iii) the transfer of Common Stock owned by an employee or director is restricted until the earlier of (x) a change of control and (y) the two year anniversary of an initial public offering. As a result, the Blackstone Funds may be deemed to beneficially own 100% of the outstanding Common Stock. The shares of Common Stock held by employees or directors that may be so deemed beneficially owned by the Blackstone Funds are not included in the number of shares of Common Stock held by the Blackstone Funds presented in the table above. For additional information see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”
(3)	Mr. Chu is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Chu disclaims beneficial ownership of any shares of Common Stock owned directly or indirectly by the Blackstone Funds. Mr. Chu’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(4)	Mr. Mukherjee is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Mukherjee disclaims beneficial ownership of any shares of Common Stock owned directly or indirectly by the Blackstone Funds. Mr. Mukherjee’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)	Mr. Giordano is a Principal in Blackstone’s Private Equity Group. Mr. Giordano disclaims beneficial ownership of any shares of Common Stock owned directly or indirectly by the Blackstone Funds. Mr. Giordano’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholders Agreement

In connection with the closing of the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agrees to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any change to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder’s shares of Common Stock relative to other shareholders. Each employee shareholder also grants to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence.

The board of directors of the Company includes three Blackstone members, two outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the board of directors of PGI and the right to remove any directors that it appoints.

Management Services Agreement

In connection with the Merger, we entered into a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide services, including without limitation, (i) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with the Company’s lenders and bankers, (ii) advice regarding the business and strategy of the Company, including compensation arrangements, (iii) advice regarding dispositions and/or acquisitions and (iv) such advice directly related or ancillary to the above financial advisory services as may be reasonably requested by the Company.

For advisory and management services, BMP will receive an annual non-refundable advisory fee, at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for such fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. The payment with respect to the period beginning on the closing date of the Merger and ending December 31, 2011 was made on the Merger Date based on the $3.0 million minimum annual amount.

In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company.

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or parent entity of the Company or their successors, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual advisory fees payable under the Management Services Agreement, assuming a hypothetical termination date of the Management Service Agreement to be the twelfth anniversary of such election. The Management Services Agreement will continue until the earliest of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and advisory fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Management Services Agreement.

BMP also received transaction fees in connection with services provided related to the Merger. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, we agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the Management Services Agreement.

For advisory services in connection with the Management Services Agreement, we have recognized fees of $3.0 million for the eleven months ended December 31, 2011, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and fees of $7.9 million for the eleven months ended December 31, 2011, which are included in Special charges, net in the Consolidated Statements of Operations. Further, the Company capitalized $0.8 million of fees as deferred financing costs.

Blackstone Advisory Agreement

On April 5, 2010, the Company entered into an advisory services arrangement (the “Advisory Agreement”) with Blackstone Advisory Partners L.P. (“Blackstone Advisory”), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of approximately $2.0 million following announcement of the parties having entered into the Merger Agreement, and a fee of approximately $4.5 million following consummation of the Merger. In addition, the Company has reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement.

Accordingly, in connection with the Advisory Agreement, the Company recognized fees of $4.5 million and $2.0 million for the one month ended January 28, 2011 and the three months ended January 1, 2010, respectively, which are included in Special charges, net in the Consolidated Statements of Operations.

Other Relationships

Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

Under our Restated Articles of Incorporation, our directors do not have a duty to refrain from engaging in similar business activities as the Company or doing business with any client, customer or vendor of the Company engaging in any other corporate opportunity that the Company has any expectancy or interest in engaging in. The Company has also waived, to the fullest extent permitted by law, any expectation or interest or right to be informed of any corporate opportunity, and any director acquiring knowledge of a corporate opportunity shall have no duty to inform the Company of such corporate opportunity.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, our board of directors (or other appropriate persons as may be authorized by our board of directors) will review any transactions with related persons that meet the minimum threshold for disclosure under the applicable SEC rules (generally, transactions in which the Company was, is or is to be a participant involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). In connection with the review and approval or ratification of such related person transactions we will consider, among other things:

•	the material terms of the transaction, including the type of the transaction and the amount involved;

•	the identity of the related person and its relationship to us;

•	the nature of the related person’s interest in the transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest;

•	whether the transaction complies with the terms of agreements governing our material outstanding indebtedness; and

•	any other relevant facts and circumstances.

Director Independence

As a result of the Transactions, the Company’s stock is no longer traded publicly and the Company’s Board is not required to have a majority of its directors be independent. However, the Board continues to use the listing standards of the New York Stock Exchange to determine whether the members of the Board are independent. Under these standards, we believe Messrs. Alder and Burgess are considered independent directors. Under these standards, Messrs. Chu, Mukherjee and Giordano are considered non-independent directors because of their affiliation with Blackstone, an affiliate of our controlling stockholder. Ms. Hagen lacks independence because she is an executive officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional services rendered by Grant Thornton LLP for the audit of our financial statements for the consolidated financial statements for the fiscal years ended December 31, 2011 (“Fiscal 2011”) and January 1, 2011 (“Fiscal 2010”). The following table sets forth the aggregate fees of Grant Thornton LLP for Fiscal 2011 and Fiscal 2010, as well as all “out of pocket” costs incurred in connection with their services.

The nature of the services provided in each category is described in the notes to the table.

(In Thousands)
Fee Category	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$2,372,811	$1,920,573
Audit-Related Fees (2)	148,045	345,835
Tax Fees (3)	—	—
All Other Fees (4)	—	—

	$2,520,856	$2,266,408

(1)	Audit Fees consist of fees billed or expected to be billed for the fiscal years ended December 31, 2011 and January 1, 2011 related to (i) professional services rendered for the audit of our annual financial statements, (ii) reviews of our unaudited quarterly financial statements, (iii) the audit of our internal control over financial reporting, (iv) statutory audits, and (v) other documents filed with the SEC.
(2)	Audit-Related Fees consist of assurance and related services which include due diligence services related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, services rendered for the audit of the Company’s employee benefit plans, advice as to the preparation of statutory financial statements, and consultation concerning financial accounting and reporting standards not classified as audit fees.
(3)	Tax Fees consist of professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of services rendered, other than for the services described under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

All audit-related services were pre-approved by either the Board of Directors or our Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of the independence of the firm in the conduct of its auditing functions. The Audit Committee’s Audit Policies provided for pre-approval of all audit, audit-related, tax and other fees and, in addition, individual engagements must be separately approved. These policies authorized the Audit Committee to delegate to one or more of its members with pre-approved authority regarding permitted services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements

The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011.

•	Consolidated Statements of Operations for the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years ended January 1, 2011 and January 2, 2010.

•	Consolidated Statements of Changes in Shareholders’ Equity for the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years ended January 1, 2011 and January 2, 2010.

•	Consolidated Statements of Comprehensive Income (Loss) for the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years ended January 1, 2011 and January 2, 2010.

•	Consolidated Statements of Cash Flows for the eleven months ended December 31, 2011, one month ended January 28, 2011 and fiscal years ended January 1, 2011 and January 2, 2010.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts (“Schedule II”). Supplemental schedules other than Schedule II are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

3. Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits are incorporated by reference to other documents on file with the Securities and Exchange Commission, with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 4, 2010, among the Company, Scorpio Acquisition Corporation, Scorpio Merger Sub Corporation, and Matlin Patterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177497) filed on October 25, 2011 (the “S-4 Registration Statement”))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s S-4 Registration Statement)

4.1	Indenture, dated as of January 28, 2011, among the Company, the guarantors named therein and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.1 to the Company’s S-4 Registration Statement)

4.2	Form of Senior Secured Note (attached as an exhibit to Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of January 28, 2011, among the Company, the guarantors named therein, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Barclays Capital Inc. and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 4.3 to the Company’s S-4 Registration Statement)

Exhibit No.	Description

10.1	Credit Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, Scorpio Merger Sub Corporation as lead borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Barclays Bank PLC and RBC Capital Markets as co-documentation agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Barclays Capital and RBC Capital Markets, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to the Company’s S-4 Registration Statement)

10.2	Security Agreement, dated as of January 28, 2011, among the Company, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Wilmington Trust Company as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s S-4 Registration Statement)

10.3	Security Agreement, dated as of January 28, 2011, among Scorpio Merger Sub Corporation, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s S-4 Registration Statement)

10.4	Lien Subordination and Intercreditor Agreement, dated as of January 28, 2011, among Citibank, N.A., Wilmington Trust Company as noteholder collateral agent, Scorpio Acquisition Corporation, the Company and the subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s S-4 Registration Statement)

10.5	Intercreditor Agreement and Collateral Agency Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, the Company, the subsidiaries of the Company named therein, Citibank, N.A., as Tranche 2 representative and Wilmington Trust Company as collateral agent and trustee (incorporated by reference to Exhibit 10.5 to the Company’s S-4 Registration Statement)

10.6	Guaranty Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s S-4 Registration Statement)

10.7	Transaction and Advisory Fee Agreement, dated as of January 28, 2011, between Scorpio Merger Sub-Corporation (merged with and into the Company) and Blackstone Management Partners V L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A (Registration No. 333-177497) filed on December 5, 2011)

10.8	Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010)

10.9	Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to the Company’s S-4 Registration Statement)

10.10	Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to the Company’s S-4 Registration Statement)

*10.11	Executive Employment Agreement, dated as of March 31, 2010, between the Company and Veronica M. Hagen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

*10.12	Executive Employment Agreement, dated as of October 4, 2010, between Scorpio Acquisition Corporation and Veronica M. Hagen (the “Hagen Employment Agreement”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177497) filed on October 25, 2011)

*10.13	Assignment and Assumption Agreement, dated as of January 28, 2011, between Scorpio Acquisition Corporation and the Company with respect to the Hagen Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s S-4 Registration Statement)

Exhibit No.	Description

*10.14	Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.9 to the Company’s S-4 Registration Statement)

*10.15	Executive Employment Agreement, dated January 28, 2011, between Dennis Norman and the Company (incorporated by reference to Exhibit 10.10 to the Company’s S-4 Registration Statement)

*10.16	2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-4 Registration Statement)

*10.17	Form of Management Equity Subscription Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-4 Registration Statement)

*10.18	Form of Nonqualified Stock Option Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s S-4 Registration Statement on)

*10.19	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s S-4 Registration Statement)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Polymer Group, Inc.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Management contract or compensatory plan or arrangement

POLYMER GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period		Additions
			Charged to Expenses	Charged to Other		Deductions		Balance at End of Period
Successor

Eleven Months ended December 31, 2011
Allowance for Doubtful Accounts	$—	(a)	1,071	(12)		—		$1,059
Valuation allowance for deferred tax assets	134,796	(a)	28,568	(3,332	) (b)	1,514	(c)	158,518
Plant realignment	1,694		1,515	(87)		2,022	(d)	1,100

Predecessor

One Month ended January 28, 2011
Allowance for Doubtful Accounts	$5,871		163	(3)		49		$5,982
Valuation allowance for deferred tax assets	190,495		—	—		11,096	(c)	179,399
Plant realignment	1,726		194	(6)		220	(d)	1,694

Fiscal Year ended January 1, 2011
Allowance for Doubtful Accounts	$8,690		113	(179	) (b)	2,753	(g)	$5,871
Valuation allowance for deferred tax assets	174,792		14,965	810	(b)	72	(c)	190,495
Plant realignment	2,713		9,098	96		10,181	(d)	1,726

Fiscal Year ended January 2, 2010
Allowance for Doubtful Accounts	$7,136		2,457	411	(f)	1,314	(e)	$8,690
Valuation allowance for deferred tax assets	183,406		7,763	626	(b)	17,003	(c)	174,792
Plant realignment	2,672		16,898	—		16,857	(d)	2,713

(a)	Beginning balance reflects opening balance sheet purchase accounting adjustments.
(b)	Foreign currency translation adjustments and/or valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.
(c)	Net adjustments due to realizations of deferred tax assets and valuation allowance related to temporary differences.
(d)	Primarily cash payments and adjustments.
(e)	Primarily recoveries.
(f)	Opening balance associated with acquisition.
(g)	Primarily write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on March 30, 2012.

POLYMER GROUP, INC.

By:	/S/ DENNIS E. NORMAN
Dennis E. Norman Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERONICA M. HAGEN Veronica M. Hagen	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/S/ DENNIS E. NORMAN Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 30, 2012

/S/ JAMES L. ANDERSON James L. Anderson	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2012

/S/ CHINH E. CHU Chinh E. Chu	Director	March 30, 2012

/S/ ANJAN MUKHERJEE Anjan Mukherjee	Director	March 30, 2012

/S/ JASON GIORDANO Jason Giordano	Director	March 30, 2012

/S/ JAMES S. ALDER James S. Alder	Director	March 30, 2012

/S/ MARK S. BURGESS Mark S. Burgess	Director	March 30, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended December 31, 2011 or with respect to any annual or other meeting of security holders, because all of its equity securities are held by Scorpio Acquisition Corporation.