Form 10-Q
period 2012-03-31
POLYMER GROUP INC
filed 2012-05-15
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2012, there were 1,000 shares of the registrant’s common stock issued and outstanding. Effective January 28, 2011, the registrant was acquired by Scorpio Acquisition Corporation. There is no public trading in the registrant’s common stock.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

The terms “Polymer Group”, “Company”, “we”, “us”, and “our” as used in this Form 10-Q, with the exception of Item 1 of Part I, refer to Polymer Group, Inc. and its subsidiaries. The term “Parent” as used within this Form 10-Q refers to Scorpio Acquisition Corporation. The term “Holdings” as used within this Form 10-Q refers to Scorpio Holdings Corporation.

Safe Harbor-Forward-Looking Statements

From time to time, we may publish forward-looking statements relative to matters, including, without limitation, anticipated financial performance, business prospects, technological developments, new product introductions, cost savings, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are generally accompanied by words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “plans”, “predict”, “project”, “schedule”, “seeks”, “should”, “target” or other words that convey the uncertainty of future events or outcomes.

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

The risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that these events will occur or that our results will be as anticipated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation

Acquisition

On October 4, 2010, Polymer Group, Scorpio Merger Sub Corporation (“Merger Sub”), Parent and Matlin Patterson Global Opportunities Partners L.P. entered into an Agreement and Plan of Merger (the “Merger Agreement”). On January 28, 2011, Merger Sub merged with and into Polymer Group (the “Merger”), with Polymer Group being the surviving corporation following the Merger. As a result of the Merger, certain private investment funds affiliated with The Blackstone Group (our “Sponsor” or “Blackstone”), along with co-investors, and certain members of the Company’s management (the “Management Participants”) collectively referred to in this Quarterly Report on Form 10-Q as the “Investor Group”, through the ownership of Holdings, beneficially owns all of the issued and outstanding capital stock of Polymer Group. As a result, Polymer Group became a privately-held company. A portion of the aggregate merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the personal holding company (“PHC”) rules of the Internal Revenue Code of 1986, as amended (the “Code”), to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger. As more fully described in “— Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”, we received a favorable ruling from the Internal Revenue Service (the “IRS”) associated with the PHC issue in December 2011, and the parties agreed prior to the end of fiscal 2011 to allow for the release of the escrow fund, net of certain expenses.

Blackstone and the Management Participants invested $259.9 million in equity (including management rollover) in Holdings and Management Participants received options to acquire shares of Holdings. The Merger, the equity investment by the Investor Group, the offering of the $560 million 7.75% senior secured notes, due 2019, the entering into the ABL Facility (as defined in “— Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”), the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Quarterly Report on Form 10-Q as the “Transactions”.

As more fully described in Note 4 “Acquisitions” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, the Acquisition is being accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Accordingly, our accounting for the Merger requires that the purchase accounting treatment of the Merger be “pushed down”, resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date of January 28, 2011. Although we continued as the same legal entity after the Merger, the application of push-down accounting represents the termination of the old reporting entity and the creation of a new reporting entity. Accordingly, the two entities are not presented on a consistent basis of accounting. As a result, our consolidated financial statements for 2011 are presented for the period from January 29, 2011 through December 31, 2011 and for the new reporting entity succeeding the Merger (the “Successor”), and for the period from January 2, 2011 through January 28, 2011 and for the old reporting entity preceding the Merger (the “Predecessor”).

The allocation of purchase price to the assets and liabilities as of January 28, 2011 has been determined by management with the assistance of outside valuation experts. Our outside valuation experts measured the fair value of our inventories, property, plant and equipment and intangible assets. Prior to fourth quarter 2011, we were utilizing a preliminary valuation analysis prepared by our outside valuation experts. As more fully described in Note 4 “Acquisitions” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, our outside valuation experts’ final assessment differed materially from their preliminary analysis. Accordingly, we have retroactively adjusted purchase accounting to the date of acquisition.

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

PART I — FINANCIAL INFORMATION

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,621	$72,742
Accounts receivable, net	141,864	141,172
Inventories, net	99,210	103,911
Deferred income taxes	4,424	4,404
Other current assets	37,462	36,044

Total current assets	362,581	358,273
Property, plant and equipment, net	490,207	493,352
Goodwill	80,582	80,546
Intangible assets, net	81,667	83,751
Deferred income taxes	1,938	1,939
Other noncurrent assets	42,725	42,717

Total assets	$1,059,700	$1,060,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,369	$5,000
Accounts payable and accrued liabilities	184,161	190,516
Income taxes payable	1,632	1,023
Deferred income taxes	1,692	1,691
Current portion of long-term debt	7,549	7,592

Total current liabilities	199,403	205,822
Long-term debt	587,019	587,853
Deferred income taxes	34,972	34,807
Other noncurrent liabilities	45,721	44,799

Total liabilities	867,115	873,281
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	261,327	260,597
Retained deficit	(76,436)	(76,171)
Accumulated other comprehensive income	7,694	2,871

Total equity	192,585	187,297

Total liabilities and equity	$1,059,700	$1,060,578

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Net sales	$295,171	$199,037	$84,606
Cost of goods sold	241,984	174,329	68,531

Gross profit	53,187	24,708	16,075
Selling, general and administrative expenses	34,131	26,487	11,564
Special charges, net	2,419	24,948	20,824
Other operating (income) loss, net	(361)	230	(564)

Operating income (loss)	16,998	(26,957)	(15,749)
Other expense (income):
Interest expense, net	12,848	8,228	1,922
Foreign currency and other (gain) loss, net	(62)	349	82

Income (loss) before income tax expense and discontinued operations	4,212	(35,534)	(17,753)
Income tax expense	4,477	79	549

Loss from continuing operations	(265)	(35,613)	(18,302)
(Loss) income from discontinued operations, net of tax	—	(491)	182

Net loss	(265)	(36,104)	(18,120)
Net income attributable to noncontrolling interests	—	(59)	(83)

Net loss attributable to Polymer Group, Inc.	$(265)	$(36,163)	$(18,203)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Net loss	$(265)	$(36,104)	$(18,120)
Other comprehensive income, net of tax
Unrealized currency translation adjustments	4,823	6,160	2,845
Cash flow hedge adjustments	—	—	183

Total other comprehensive income, net of tax	4,823	6,160	3,028

Comprehensive income (loss)	4,558	(29,944)	(15,092)
Comprehensive income attributable to noncontrolling interests	—	(121)	(83)

Comprehensive income (loss) attributable to Polymer Group, Inc.	$4,558	$(30,065)	$(15,175)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2012

(In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 31, 2011	1	$—	$260,597	$(76,171)	$2,871	$187,297
Amounts due to shareholders	—	—	526	—	—	526
Net loss	—	—	—	(265)	—	(265)
Compensation recognized on share-based awards	—	—	204	—	—	204
Currency translation adjustments, net of tax	—	—	—	—	4,823	4,823

Balance — March 31, 2012	1	$—	$261,327	$(76,436)	$7,694	$192,585

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Operating activities
Net loss	$(265)	$(36,163)	$(18,203)
Adjustments for non-cash transactions:
Deferred income taxes	—	(971)	—
Depreciation and amortization expense	15,852	9,908	3,535
Inventory step-up related to merger	—	13,012	—
Inventory absorption related to step-up depreciation	—	30	—
(Gain) loss on derivatives and other financial instruments	(147)	—	187
Gains on sale of assets, net	(6)	—	(25)
Non-cash compensation	204	369	13,591
Changes in operating assets and liabilities:
Accounts receivable, net	428	(13,902)	(3,287)
Inventories, net	5,756	(8,495)	(2,988)
Other current assets	(2,883)	22,819	(38,025)
Accounts payable and accrued liabilities	(2,381)	(1,046)	17,238
Other, net	3,056	(824)	2,707

Net cash provided by (used in) operating activities	19,614	(15,263)	(25,270)

Investing activities
Purchases of property, plant and equipment	(13,312)	(10,467)	(8,405)
Proceeds from sale of assets	1,657	—	105
Acquisition of noncontrolling interest	—	(7,246)	—
Acquisition of intangibles and other	(56)	(40)	(5)
Acquisition of Polymer Group, Inc.	—	(403,496)	—

Net cash used in investing activities	(11,711)	(421,249)	(8,305)

Financing activities
Proceeds from Issuance of the Senior Secured Notes	—	560,000	—
Proceeds from long-term borrowings	24	7,000	31,500
Proceeds from short-term borrowings	1,441	2,245	631
Repayment of Term Loan	—	(286,470)	—
Repayment of long-term borrowings	(940)	(48,264)	(24)
Repayment of short-term borrowings	(2,072)	(32,001)	(665)
Loan acquisition costs	—	(19,252)	—
Issuance of common stock	—	259,865	—

Net cash (used in) provided by financing activities	(1,547)	443,123	31,442

Effect of exchange rate changes on cash	523	390	549

Net increase (decrease) in cash and cash equivalents	6,879	7,001	(1,584)
Cash and cash equivalents at beginning of period	72,742	70,771	72,355

Cash and cash equivalents at end of period	$79,621	$77,772	$70,771

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Polymer Group, Inc. (“Polymer” or “PGI”) and its subsidiaries (together with PGI, the “Company”) is a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with fourteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company’s main sources of revenue are the sales of primary and intermediate products to the hygiene, medical, wipes and industrial markets.

Basis of Presentation

Acquisition

On January 28, 2011 (the “Merger Date”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2010 (the “Merger Agreement”), Scorpio Merger Sub Corporation, a newly formed Delaware Corporation (“Merger Sub”), merged with and into Polymer, with Polymer surviving as a direct, wholly-owned subsidiary of Scorpio Acquisition Corporation, a Delaware corporation (“Parent”) (collectively the “Acquisition” or “Merger”). Parent’s sole asset is its 100% ownership of the stock of Polymer. Parent is owned 100% by Scorpio Holdings Corporation, a Delaware Corporation (“Holdings”), and certain private investment funds affiliated with The Blackstone Group (“Blackstone”), a private equity firm based in New York, along with its co-investors and certain members of the Company’s management, own 100% of the outstanding equity of Holdings. As a result, Polymer became a privately-held company.

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

Successor — relates to the financial periods and balance sheets succeeding the Acquisition; and

Predecessor — relates to the financial periods preceding the Acquisition (prior to January 28, 2011).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Polymer and all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The accounts of all foreign subsidiaries have been included on the basis of fiscal periods ended on the same dates as the accompanying consolidated financial statements. All amounts are presented in United States (“U.S.”) dollars, unless otherwise noted.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of the Company and related notes contained in the Annual Report on Form 10-K for the period ended December 31, 2011. The Consolidated Balance Sheet data included herein as of December 31, 2011 have been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to applicable rules and regulations. In the judgment of management, these unaudited interim consolidated financial statements include all adjustments of a normal recurring nature and accruals necessary for a fair presentation of such statements. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures within the accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets and indefinite lived intangible assets, the recognition and measurement of severance-related liabilities, the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), the valuation and recognition of share-based compensation, the valuation of obligations under the Company’s pension and postretirement benefit plans and the fair value of financial instruments and non-financial assets and liabilities. Actual results could differ from these estimates. These estimates are reviewed periodically to determine if a change is required.

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

The Company’s accumulated depreciation for property, plant and equipment was $62.2 million and $46.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

As more fully described in Note 14 “Derivatives and Other Financial Instruments and Hedging Activities”, the Company, in the normal course of business, periodically enters into derivative financial instruments, principally swaps and forward contracts, with high-quality counterparties as part of its risk management strategy. These financial instruments are limited to non-trading purposes and are used principally to manage market risks and reduce the Company’s exposure to fluctuations in foreign currency and interest rates. Most interest rate swaps and foreign exchange forward contracts have been designated as cash flow hedges of the variability in cash flows associated with interest payments to be made on variable rate debt obligations or fair value hedges of foreign currency-denominated transactions.

The Company documents all relationships between hedging instruments and hedged items, as well as the risk- management objective and strategy for undertaking various hedge transactions and the methodologies that will be used for measuring effectiveness and ineffectiveness. This process includes linking all derivatives that are designated as cash flow or fair value hedges to specific assets and liabilities on the balance sheet or to specific firm commitments. The Company then assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in fair values or cash flows of hedged items. Such assessments are conducted in accordance with the originally documented risk management strategy and methodology for that particular hedging relationship.

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

Special Charges

The Company records severance-related expenses once they are both probable and estimable in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” (“ASC 712”), for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, contract termination costs and other exit costs are accounted in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable from future undiscounted cash flows. If the carrying amounts are not recoverable, the Company, consistent with the provisions of ASC 360, “Property, Plant and Equipment”, records a non-cash charge associated with the write-down of such assets to estimated fair value. Fair value is estimated based on the present value of expected future cash flows, appraisals and other indicators of value. The Company evaluates the impairment of indefinite-lived intangible assets in accordance with ASC 350.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $7.7 million at March 31, 2012 consisted of $1.5 million of unrealized currency translation adjustments and $6.2 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $0.9 million). Accumulated other comprehensive income of $2.9 million at December 31, 2011 consisted of $(3.3) million of unrealized currency translation adjustments and $6.2 million of transition net assets, gains or losses and prior service costs not recognized as components of net periodic benefit costs (net of income taxes of $0.9 million).

The following tables provide information related to the Company’s other comprehensive income for the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011 (in thousands):

	Successor
	Three Months Ended March 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$4,823	$—	$4,823
Defined benefit pension plans	—	—	—
Cash flow hedge adjustments	—	—	—

Other comprehensive income	$4,823	$—	$4,823

	Successor
	Two Months Ended April 2, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$6,160	$—	$6,160
Defined benefit pension plans	—	—	—
Cash flow hedge adjustments	—	—	—

Other comprehensive income	$6,160	$—	$6,160

	Predecessor
	One Month Ended January 28, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$2,845	$—	$2,845
Defined benefit pension plans	—	—	—
Cash flow hedge adjustments	183	—	183

Other comprehensive income	$3,028	$—	$3,028

Recent Accounting Standards

In May 2011, the FASB issued ASU 2011-04 to amend certain guidance in ASC 820, “Fair Value Measurement”. This update provides guidance to improve the consistency of the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of this guidance changed certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of non-financial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to amend certain guidance in ASC 220, “Comprehensive Income”. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. Further, the guidance requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued

ASU 2011-12 which indefinitely deferred the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles-Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 to amend certain guidance in ASC 210-20, “Balance Sheet: Offsetting”. This update enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with US GAAP or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should be applied retrospectively to all comparative periods presented. The Company is still assessing the potential impact of adoption.

Note 2. Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $1.1 million at March 31, 2012 and December 31, 2011, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company (“P&G”) accounted for 17% and 16% of the Company’s sales in the first three months of fiscal 2012 and 2011, respectively.

The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company- based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company’s subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements (the “Foreign Subsidiary Factor Agreements”) to sell, without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the Foreign Subsidiary Factoring Agreements, the maximum amount of outstanding advances at any one time is $48.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

A total of approximately $82.4 million and $60.0 million of receivables have been sold under the terms of the factoring agreements during the three months ended March 31, 2012 and the three months ended April 2,

2011, respectively. The increase in the receivables sold between first quarter fiscal 2012 and first quarter fiscal 2011 was due primarily to additional receivables sold from the Company’s Colombia and Netherlands operations, which commenced their factoring programs in July 2011 and March 2012, respectively.

The Company’s use of factoring arrangements accelerates cash collection from product sales. Other benefits include the reduction of customer credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing” (“ASC 860”). The gross amount of outstanding trade receivables sold to the factoring entities and, therefore, excluded from the Company’s accounts receivable, was $48.1 million and $42.5 million as of March 31, 2012 and December 31, 2011, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $8.1 million and $7.6 million at March 31, 2012 and December 31, 2011 and is shown in Other current assets in the Consolidated Balance Sheets. As such, the net amount of factored receivables was $40.0 million and $34.9 million as of March 31, 2012 and December 31, 2011, respectively.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are included in Foreign currency and other loss (gain), net in the Consolidated Statements of Operations. The Company incurred approximately $0.3 million, $0.2 million, and $0.1 million of factoring fees during the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011, respectively.

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

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Restructuring and plant realignment costs
Internal redesign and restructuring of global operations	$747	$—	$—
Plant realignment costs	673	281	194
IT support initiative	277	—	—
Other restructuring initiatives	50	—	—

Total restructuring and plant realignment costs	1,747	281	194

Acquisition and merger related costs
Blackstone acquisition costs	361	24,214	6,137
Accelerated vesting of share-based awards	—	—	12,694

Total acquisition and merger related costs	361	24,214	18,831

Other special charges
Colombia flood	—	97	1,685
Other charges	311	356	114

Total other special charges	311	453	1,799

	$2,419	$24,948	$20,824

Restructuring and Plant Realignment Costs

Internal redesign and restructuring of global operations

As a result of the recently announced internal redesign and restructuring of global operations initiative, as more fully described in Note 23 “Subsequent Events”, the Company recognized $0.7 million of expense associated with professional fees during the three months ended March 31, 2012. The restructuring constitutes a plan of termination described under ASC 420, which will result in material charges. Total pre-tax restructuring costs are expected to be within a range of $6.8 million to $9.7 million. The portion of the estimated restructuring charges related to employee termination expenses is expected to be approximately $5.5 million to $8.0 million. The remaining costs of $1.3 million to $1.7 million are expected to consist primarily of consultant fees and other miscellaneous costs.

Plant Realignment Costs

The $0.7 million of restructuring and plant realignment costs incurred in the three month period ended March 31, 2012 is comprised of $0.3 million, $0.2 million, $0.1 million and $0.1 million of severance and other shut-down costs for restructuring activities in the Europe, United States, Latin America and Canada, respectively.

The $0.3 million of restructuring and plant realignment costs incurred in the two month period ended April 2, 2011 is comprised of $0.2 million and $0.1 million of severance and other shut-down costs for restructuring activities in the United States and Europe, respectively.

The $0.2 million of restructuring and plant realignment costs incurred in the one month period ended January 28, 2011 is comprised of severance and other shut-down costs for restructuring activities in the United States.

IT Support Initiative

The $0.3 million of costs incurred in the three months ended March 31, 2012 is associated with the Company’s initiative to utilize a third party service provider for its IT support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. The costs consist primarily of employee termination and severance expenses.

Other Restructuring Initiatives

Other restructuring initiatives consist of expenses associated with less significant restructuring activities resulting from the Company’s continuous evaluation of opportunities to optimize its manufacturing processes.

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

The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities as of and for the three month period ended March 31, 2012 (in thousands):

Balance accrued at beginning of period	$1,100
2012 restructuring and plant realignment costs:	1,747
Cash payments	(1,533)
Adjustments	39

Balance accrued at end of period	$1,353

Acquisition and Merger Related Costs

Blackstone Acquisition Costs

As a result of the Acquisition more fully described in Note 4 “Acquisitions”, the Company recognized $0.4 million, $24.2 million and $6.1 million of expense associated with professional fees and other transaction-related costs during the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month period ended January 28, 2011, respectively. The Company incurred $19.3 million in direct financing costs associated with the issuance of the Senior Secured Notes (defined in Note 4 “Acquisitions”) and associated with entering into the ABL Facility (defined in Note 4 “Acquisitions”). These costs have been recognized as an intangible asset on the Consolidated Balance Sheet as of December 31, 2011.

Accelerated Vesting of Share-Based Awards

Due to a change in control associated with the Acquisition, the Company’s predecessor restricted shares and restricted share units granted in accordance with the Company’s restricted stock plans became fully vested during the one month period ended January 28, 2011, were canceled and converted into the right to receive (i) upon the effective time of the Merger, an amount in cash equal to the per share closing payment; and (ii) on each escrow release date, an amount in cash equal to the per share escrow payment, in each case, less any applicable withholding taxes. Similarly, during the same period, the Company’s predecessor stock options granted in accordance with the Company’s stock option plan became fully vested and were canceled and converted into the right to receive, in full satisfaction of the rights of such holder with respect thereto, (i) upon the effective time of the Merger, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the excess of the per share closing payment over the exercise price for such stock option, which was in all cases $6.00 per share; and (ii) on each date on which amounts are released from the escrow fund to the Company’s stockholders, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the per share escrow payment, in each case, less any applicable withholding taxes.

In accordance with the guidance in ASC 718, the Company recognized $12.7 million of expense during the one month period ended January 28, 2011 associated with the accelerated vesting and cancelation of the share-based awards associated with these plans.

Other Special Charges

Colombia Flood

In December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where manufacturing facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter 2011.

The Company recognized net expenses in Special Charges, net of $0.1 million and $1.7 million associated with the restoration of the Colombia manufacturing facility during the two months ended April 2, 2011 and the one month period ended January 28, 2011, respectively.

The fiscal year 2011 amounts were net of insurance proceeds (see Note 19 “Business Interruption and Insurance Recovery” for further discussion of the related insurance recovery). Further, during the two months ended April 2, 2011, the Company capitalized $4.9 million of costs that were incurred to bring the manufacturing equipment to a functional state.

Other Charges

Other charges consist of expenses related to the Company’s pursuit of other business transaction opportunities.

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

Note 4. Acquisitions

Blackstone Acquisition

On January 28, 2011, the closing date of the Acquisition described in Note 1 “Description of Business and Basis of Presentation”, the following events occurred:

•

Each share of Predecessor Polymer’s common and preferred stock outstanding immediately prior to the Acquisition was cancelled and converted into the right to receive up to $18.23 in cash for each share, without interest. A portion of the purchase price, approximately $2.91 per share, was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the personal holding company (“PHC”) rules of the Internal Revenue Code of 1986, as amended (the “Code”) (the “PHC Matter”);

•

Each outstanding restricted share or restricted share unit convertible into Predecessor Polymer common stock outstanding immediately prior to the Acquisition vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of up to $18.23 in cash for each share, without interest. As discussed previously, approximately $2.91 per share was deposited in an escrow fund for the PHC Matter;

•

Each outstanding option to acquire Predecessor Polymer common stock outstanding immediately prior to the Acquisition vested (if unvested) and was cancelled in exchange for the right to receive cash for the excess of up to $18.23 in cash for each share, without interest, over the $6.00 per share exercise price of the option. As discussed previously, approximately $2.91 per share was deposited in an escrow fund for the PHC Matter;

•	Successor Polymer received $259.9 million in equity contributions and became a wholly-owned subsidiary of Holdings. See Note 16 “Shareholders’ Equity” for further information;

•

Successor Polymer issued $560.0 million aggregate principal amount of 7.75% senior secured notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer’s wholly-owned domestic subsidiaries. See Note 9 “Debt” and Note 22 “Financial Guarantees and Condensed Consolidating Financial Statements” for further information;

•

Successor Polymer entered into a senior secured asset-based revolving credit facility (the “ABL Facility”) to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. See Note 9 “Debt” for further information; and

•	Successor Polymer repaid approximately $333.9 million of the Company’s pre-Acquisition indebtedness. See Note 9 “Debt” for further information.

On October 28, 2011, Polymer Group and the Stockholder Representative (as defined in the Merger Agreement) directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the Internal Revenue Service (“IRS”) issued a favorable ruling to the Company determining that the Company was not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses

The Acquisition resulted in a 100% change in ownership of Polymer and is being accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”). Accordingly, the assets acquired and liabilities assumed, excluding deferred income taxes, were recorded using their fair value as of January 28, 2011. The purchase price paid and related costs and transaction fees incurred by Blackstone have been accounted for in Polymer’s consolidated financial statements.

The allocation of purchase price to the assets and liabilities as of January 28, 2011 was determined by management with the assistance of outside valuation experts in the fourth quarter of 2011. Outside experts primarily assisted the Company in determining the fair value of its inventories, property, plant and equipment and intangible assets. The Company had used preliminary estimates of the fair value of assets acquired and liabilities assumed during the first three quarters of fiscal 2011. Pursuant to the guidance of ASC 805-10-25-13, the Company determined, during the completion of its fiscal year 2011 financial statements and footnotes, that retroactive adjustments to the Company’s previously reported quarterly unaudited 2011 financial results was appropriate to give effect to the finalization of the valuation work and thus the first quarter 2011 financial results included herein reflect those retroactive adjustments.

The following table summarizes the acquisition costs, including professional fees and other related costs, and the assets acquired and liabilities assumed, based on their fair values (in thousands):

At January 28, 2011:	(In thousands)
Purchase price of outstanding equity		$403,496

Acquisition related costs:
Included in selling, general and administrative expenses:
January 1, 2012 through March 31, 2012	$361
January 29, 2011 through December 31, 2011	27,919
January 2, 2011 through January 28, 2011	6,137
January 3, 2010 through January 1, 2011	6,388	40,805

Deferred financing costs		19,252

Total acquisition related costs		$60,057

Allocation of purchase price:
Cash		$70,771
Accounts receivable		130,359
Inventory		122,006
Net assets of discontinued business operation		17,284
Other current assets, including restricted cash of $31.1 million		82,787
Property, plant and equipment		468,449
Intangible assets:
Technology	$31,900
Trade names	23,500
Customer relationships	16,500
Patents and other intangibles	92	71,992

Goodwill		86,376
Tax indemnification asset		16,221
Other noncurrent assets		30,264

Total assets acquired		$1,096,509

Total current liabilities, excluding current portion of debt and deferred tax liability		$230,480
Current portion of long-term debt		3,586
Long-term debt		359,010
Deferred tax liability		36,792
Other long-term liabilities		55,898
Noncontrolling interest in PGI net assets		7,247

Total liabilities assumed		$693,013

Net assets acquired		$403,496

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

As this was a stock acquisition, there is no tax basis in the amounts recorded through purchase accounting as intangible assets (including goodwill); and therefore, there is no tax benefit associated with these assets. The Company recognized a tax indemnification asset of $16.2 million in the opening balance sheet to reflect an offsetting asset for the recorded $16.2 million PHC liability. The $16.2 million asset is supported by the $64.5 million amount of the purchase price that was distributed by the acquirer to the escrow agent associated with the PHC Matter.

Transaction-related expenditures for legal and professional services of $0.4 million, $24.2 million and $6.1 million were reported in Special charges, net in the Consolidated Statements of Operations during the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011, respectively.

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

Spain

On December 2, 2009, the Company completed the initial phase of an acquisition from Grupo Corinpa, S.L. (“Grupo Corinpa”) of certain assets and the operations of the nonwovens businesses of Tesalca-99, S.A. and Texnovo, S.A. (together with Tesalca-99, S.A., “Tesalca-Texnovo” or the “Sellers”), which were headquartered in Barcelona, Spain (the “Spanish Transaction”). The acquisition was completed by the Company through PGI Spain, which operates as a wholly owned subsidiary of the Company.

The acquired assets included the net operating working capital as of November 30, 2009 (defined as current assets less current liabilities excluding financial liabilities associated with the operations) valued at $10.9 million, the customer lists and the book of business. Concurrent with the Spanish Transaction, the Company entered into a seven year lease (beginning December 2, 2009 and ending December 31, 2016) with Tesalca-Texnovo that provided that PGI Spain was entitled to the full and exclusive use of the Sellers’ land, building and equipment during the term of the lease (the “Building and Equipment Lease”). PGI Spain was obligated to make total lease payments of approximately €29.0 million to Tesalca- Texnovo during the term of the Building and Equipment Lease. The first lease payment of approximately €1.25 million was made on March 31, 2010 and further quarterly payments of approximately €1.25 million were due for the first three years of the lease. Further, the quarterly lease payments for the remaining four years was to be approximately €0.9 million per quarter. Pursuant to ASC 840, “Leases” (“ASC 840”), the Building and Equipment Lease agreement has been accounted for as an operating lease. Furthermore, pursuant to ASC 840-20-25-2, PGI Spain began to recognize rent expense on a straight-line basis over the seven year lease term in Cost of goods sold in its Consolidated Statements of Operations.

Further, as part of the Spanish Transaction, PGI Spain granted the Sellers a put option over the assets underlying the Building and Equipment Lease (the “Phase II Assets”) until December 31, 2012 (the “Put Option”). The Sellers’ right to exercise the Put Option was dependent upon a future financial performance target of PGI Spain. Furthermore, the Sellers granted PGI Spain a call option over the assets underlying the Phase II Assets, which was due to expire on December 31, 2012 (the “Call Option”).

Consideration for the acquired assets consisted of approximately 1.049 million shares of the Company’s predecessor common stock (“Issued Securities”), which represented approximately 5.0% of the outstanding share capital of the Company on December 2, 2009, taking into account the Issued Securities. The Issued Securities were subject to certain restrictions, including that the Issued Securities were not registered pursuant to the Securities Act of 1933. On December 2, 2009, the fair value of the Issued Securities approximated $14.5 million.

The Company had recorded intangible assets of €0.6 million and €1.8 million associated with customer relationships and goodwill, respectively, in the purchase price allocation. The Spain goodwill and customer relationships intangible assets were eliminated in the purchase accounting for the aforementioned Acquisition.

On January 28, 2011, immediately prior to the aforementioned Acquisition, the Company exercised the Call Option and thus acquired the Phase II Assets, resulting in the termination of the Building and Equipment Lease (the “Spain Phase II Asset Purchase”). Consideration for the Spain Phase II Asset Purchase aggregated $41.2 million (€30.6 million). See Note 18 “Supplemental Cash Flow Information” for further discussion regarding the Spain Phase II Asset Purchase.

Note 5. Discontinued Operations

Effective April 28, 2011, the Board of Directors committed to management’s plan to dispose of the assets of Difco Performance Fabrics, Inc. (“Difco”). On April 29, 2011, we entered into an agreement to sell certain assets and the working capital of Difco (the “April 2011 Asset Sale”), and the sale was completed on May 10, 2011. The April 2011 Asset Sale agreement provided that Difco would continue to produce goods during a three month manufacturing transition services arrangement that expired in the third quarter of 2011. Upon completion of the April 2011 Asset Sale, Difco retained certain of its property, plant and equipment that was eventually sold in the third quarter of 2011 (the “September 2011 Asset Sale”).

At that time, pursuant to ASC 360, the Company determined that the assets of Difco represented assets held for sale, since the cash flows of Difco have been eliminated from our ongoing operations and the Company has no continuing involvement in the operations of the business after the disposal transaction and wind-down period.

As a result, this business has been accounted for as a discontinued operation in accordance with the authoritative guidance for the periods presented in this report. The following amounts, which relate to the Company’s Oriented Polymers segment, have been segregated from continuing operations and included in (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Net sales	$—	$8,607	$4,060

Pre-tax (loss) income	—	(477)	320
Income tax expense	—	14	138

Net (loss) income	$—	$(491)	$182

The tax expense for Difco was $0.01 million and $0.1 million for the two months ended April 2, 2011 and the one month ended January 28, 2011, respectively. The actual tax expense differs from such expense determined at the U.S. statutory rate primarily due to intercompany profits, currency differences, losses with no expectation of future benefits and unrecognized tax benefits (“UTB”). The differences of the tax expense between respective periods are primarily due to differences in the pre-tax book profits.

The Company received $10.9 million of cash proceeds on the sale of Difco consisting of $9.2 million related to working capital assets from the April 2011 Asset Sale and $1.7 million for the sale of the land, building and remaining equipment from the September 2011 Asset Sale.

Note 6. Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$47,009	$54,089
Work in process	11,981	9,574
Raw materials and supplies	40,220	40,248

	$99,210	$103,911

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $2.7 million and $2.5 million at March 31, 2012 and December 31, 2011, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 7. Goodwill, Intangibles and Loan Acquisition Costs

The changes in the carrying amount of goodwill, by reportable segment, are as follows (in thousands):

	December 31, 2011	Acquisitions	Impairment	Foreign currency and other	March 31, 2012
US Nonwovens
Gross Goodwill	$21,166	$—	$—	$—	$21,166
Accumulated impairment	(448)	—	—	—	(448)

Goodwill	20,718	—	—	—	20,718

Europe Nonwovens
Gross Goodwill	—	—	—	—	—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Asia Nonwovens
Gross Goodwill	41,765	—	—	36	41,801
Accumulated impairment	(7,199)	—	—	—	(7,199)

Goodwill	34,566	—	—	36	34,602

Latin America Nonwovens
Gross Goodwill	25,262	—	—	—	25,262
Accumulated impairment	—	—	—	—	—

Goodwill	25,262	—	—	—	25,262

Oriented Polymers
Gross Goodwill	—	—	—	—	—
Accumulated impairment	—	—	—	—	—

Goodwill	—	—	—	—	—

Total
Gross Goodwill	88,193	—	—	36	88,229
Accumulated impairment	(7,647)	—	—	—	(7,647)

Goodwill	$80,546	$—	$—	$36	$80,582

Intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross cost	Accumulated Amortization	Net total	Gross cost	Accumulated Amortization	Net total
Intangible assets with finite lives:
Technology	$31,900	$(3,763)	$28,137	$31,900	$(2,945)	$28,955
Customer relationships	16,862	(3,079)	13,783	16,855	(2,459)	14,396
Loan acquisition costs	19,252	(3,216)	16,036	19,252	(2,530)	16,722
Other intangibles, principally patents	233	(22)	211	192	(14)	178

	68,247	(10,080)	58,167	68,199	(7,948)	60,251
Trade names & trademarks with indefinite lives	23,500	—	23,500	23,500	—	23,500

Total intangible assets, net	$91,747	$(10,080)	$81,667	$91,699	$(7,948)	$83,751

Goodwill and trade names and trademarks represent the Company’s indefinite-lived intangible assets. In accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company tests its indefinite-lived intangible assets for impairment on at least annual basis, in the fourth fiscal quarter. The Company performs its annual impairment testing during the fourth quarter of each fiscal year to be alignment with its annual business planning and budgeting process. As a result, the impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Indefinite-lived intangible assets are also tested for impairment whenever events or changes in circumstances indicate that the assets may be impaired. Each quarter, the Company assesses whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in cash flow or projected cash flow, the condition of assets, and the manner in which assets are used. Indefinite-lived intangible assets are tested by comparing the carrying value and fair value of each indefinite-lived intangible asset, at the reporting unit level, to determine the amount, if any, of impairment. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company has utilized the services of an outside valuation expert to determine the fair value of the Company’s reporting units.

The Company completed its last annual impairment testing of goodwill in fourth quarter 2011, and as a result of that analysis, the Company concluded that it had an impairment of goodwill of approximately $7.6 million, which was attributed to four of our twelve reporting units. As of March 31, 2012, based on the Company’s current operating performance as well as future expectations for the business, the Company does not anticipate any material write-downs of its indefinite-lived intangible assets. However, conditions could deteriorate, which could impact the Company’s future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

Goodwill

Goodwill has been calculated at the respective acquisition dates, measured as the excess of the consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed, all measured with ASC 805. As discussed in Note 4 “Acquisitions”, in conjunction with the Blackstone Acquisition, the Company recognized goodwill of $86.4 million on January 28, 2011.

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

Customer relationships

The Company sells primarily to regional and global manufacturers and distributors, who then sell our products to end consumers. As discussed in Note 4 “Acquisitions”, in conjunction with the Blackstone Acquisition, the Company recognized an intangible asset attributable to the customer relationships. The Company has determined that the customer relationships intangible asset has an economic useful life of 10 years and will be amortized over a 10-year period.

Loan acquisition costs

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

Components of amortization expense are shown in the table below (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Amortization of:
Intangibles with finite lives, included in Selling, general and administrative expenses:
Technology	$818	$553	$—
Customer relationships	621	453	13
Other intangibles, principally patents	8	—	42
Other intangibles, included in Special charges, net	—	23	11
Loan acquisition costs, included in Interest expense, net	685	475	51

Total amortization expense	$2,132	$1,504	$117

Aggregate amortization expense for each of the next five fiscal years, including fiscal year 2012, is expected to be as follows: 2012, $8.6 million; 2013, $8.6 million; 2014, $7.2 million; 2015, $6.6 million; 2016, $6.6 million; and thereafter, $10.5 million.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable to vendors	$125,486	$116,723
Accrued salaries, wages, incentive compensation and other fringe benefits	24,315	22,705
Accrued interest	7,603	18,630
Other accrued expenses	26,757	32,458

	$184,161	$190,516

Note 9. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
7.75% Senior Secured Notes due 2019; denominated in U.S. dollars with interest due semi-annually each February 1st and August 1st	$560,000	$560,000

Argentine Facility — interest at 3.39% and 3.46% as of March 31, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due May 2016	14,183	15,013

Suzhou Credit Facility — weighted average interest of 5.47% and 5.58% as of March 31, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due November 2013	20,000	20,000

Other, principally capital leases	385	432

	594,568	595,445
Less: Current maturities	(7,549)	(7,592)

	$587,019	$587,853

As of March 31, 2012, the Company was in compliance with the respective covenants of its outstanding indebtedness.

Senior Secured Notes

As disclosed in Note 4 “Acquisitions”, concurrent with the Acquisition, Polymer issued $560.0 million of 7.75% senior secured notes due 2019. The Senior Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer’s wholly-owned domestic subsidiaries (see Note 22 “Financial Guarantees and Condensed Consolidating Financial Statements” for further information).

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

Subject to certain exceptions, the Indenture permits the Company and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Indenture also does not limit the amount of additional indebtedness that Parent or Holdings may incur.

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

Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus (i) 3.50% in the case of the Tranche 1 Sub-Facility or (ii) 5.50% in the case of the Tranche 2 Sub-Facility; or (B) the higher of (a) the administrative agent’s Prime Rate and (b) the federal funds effective rate plus 0.5% plus (x) 2.50% in the case of the Tranche 1 Sub-Facility or (y) 4.50% in the case of the Tranche 2 Sub-Facility.

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

As of March 31, 2012, the Company had no borrowings under the ABL Facility. Further, as of March 31, 2012, the borrowing base availability was $34.6 million and since the Company had outstanding letters of credit of $10.9 million, the resulting net availability under the ABL Facility was $23.7 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 31, 2012.

Short-term Borrowings

In the first quarter of 2012, the Company entered into a short-term credit facility to finance insurance premium payments. The outstanding indebtedness under this short-term borrowing facility was $1.4 million as of March 31, 2012. This facility has an interest rate of 2.63% and matures at various dates through October 1, 2012. Borrowings under this facility are included in Short-term borrowings in the Consolidated Balance Sheets.

Subsidiary Indebtedness

Argentina Indebtedness

Short-term borrowings

The Company’s subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million and $5.0 million as of March 31, 2012 and December 31, 2011, respectively. These facilities mature at various dates through December 2012. As of March 31, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 3.87% and 3.00%, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

Long-term borrowings

In January 2007, the Company’s subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with a banking institution in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.

As of March 31, 2012 and December 31, 2011, the face amount of the outstanding indebtedness was approximately $14.7 million and $15.5 million, respectively, consisting of the U.S. dollar-denominated loan. Concurrent with the Acquisition, the Company repaid and terminated the Argentine peso-denominated loans.

As a part of the Acquisition purchase accounting process, the Company adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to its fair market value as of that date. As a result, the Company recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. The Company is amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in the March 31, 2012 Consolidated Balance Sheet. Accordingly, as of March 31, 2012, $14.2 million is the carrying amount of the Argentina Credit Facility.

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

Suzhou Credit Facility

In the third quarter of 2010, the Company’s subsidiary in Suzhou, China entered into a three-year U.S. dollar denominated construction loan arrangement (the “Suzhou Credit Facility”) with a banking institution in China to finance a portion of the installation of the new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the Suzhou Credit Facility, excluding any interest added to principal, amounts to $20.0 million. As of March 31, 2012, we had borrowed $20.0 million under the Suzhou Credit Facility.

The three-year term of the agreement began with the date of the first draw down on the Suzhou Credit Facility, which occurred in fourth quarter of fiscal 2010. The Company was not required to pledge any security for the benefit of the Suzhou Credit Facility. The interest rate applicable to borrowings under the Suzhou Credit Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than one-year LIBOR plus 250 points. The Company is obligated to repay $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid in the fourth quarter of 2013. As of March 31, 2012 and December 31, 2011, the outstanding balance under the Suzhou Credit Facility was $20.0 million.

Other Subsidiary Indebtedness

As of March 31, 2012 and December 31, 2011, the Company also had other documentary letters of credit not associated with the ABL Facility in the amount of $7.2 million and $4.4 million, respectively, which was primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of either March 31, 2012 or December 31, 2011.

Note 10. Income Taxes

As discussed in Note 1 “Description of Business and Basis of Presentation”, on January 28, 2011, Polymer merged with Merger Sub, a wholly-owned subsidiary of Parent, and became a member of a new consolidated group for income tax filing purposes for the U.S. federal tax return. As a result of this change in control, the Company will need to evaluate its domestic net operating losses under the provisions of Code Section 382 (“Section 382”), “Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change”. Although Section 382 limits a company’s ability to use net operating losses on an annual basis, management believes the Section 382 limitation will not have a significant impact on the aggregate availability of U.S. federal net operating losses, and will have no material impact on the financial position of the Company.

During the three month period ended March 31, 2012, the Company recognized an income tax expense of $4.5 million on consolidated pre-tax book income from continuing operations of $4.2 million. During the two month period ended April 2, 2011, the Company recognized an income tax expense of $0.1 million on consolidated pre-tax book losses from continuing operations of $35.5 million. During the one month period ended January 28, 2011, the Company recognized an income tax expense of $0.5 million, on consolidated pre-tax book losses from continuing operations of $17.8 million. The Company’s income tax expense in any period is different than such expense determined at the U.S. statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties in accordance with ASC 740, “Income Taxes”, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

The total unrecognized tax benefit (“UTB”) of $27.2 million as of March 31, 2012, which includes $13.9 million of interest and penalties, represents the amount of UTBs that, if recognized, would impact the effective income tax rate in future periods. Included in the balance of UTBs as of March 31, 2012 was $3.8 million related to tax positions for which it is reasonably possible that the total amount could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to the lapse of statutes of limitations.

For the three month period ended March 31, 2012, the Company’s liability for UTBs increased by $1.2 million, including interest and penalties of $0.9 million. For the two month period ended April 2, 2011, the Company’s UTBs increased by $0.9 million, including interest and penalties of $0.5 million. For the one month period ended January 28, 2011, the Company’s UTBs increased by $1.5 million, including interest and penalties of $1.1 million. The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.

Management’s judgment is required in determining and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions may be challenged by various tax authorities. These tax positions are continuously reviewed and are adjusted as additional information becomes available that may change management’s judgment. Changes in the status of on-going tax examinations, interpretations of tax law, case law, statutes of limitations expiration and IRS rulings may all be considered in the continuous analysis.

The major jurisdictions where the Company, or its subsidiaries, files income tax returns include the U.S., Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, and Spain. The U.S. federal income tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2011. Although the current tax audits related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 11. Pension and Postretirement Benefit Plans

PGI and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.

Components of net periodic benefit costs for the specified periods are as follows (in thousands):

	Successor		Predecessor
Pension Benefits	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$510	$359	$159
Interest costs on projected benefit obligation and other	1,442	1,107	492
Return on plan assets	(1,616)	(1,212)	(539)
Amortization of transition costs and other	(16)	(19)	(8)

Periodic benefit cost, net	$320	$235	$104

The components of net periodic benefit cost for the 2011 periods have been reclassified in order to conform to the 2012 presentation.

	Successor		Predecessor
Postretirement Benefit Plans	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$18	$15	$7
Interest costs on projected benefit obligation and other	54	51	23
Amortization of transition costs and other	6	(55)	(25)

Periodic benefit cost, net	$78	$11	$5

As of March 31, 2012 the Company had contributed $1.3 million to its pension and postretirement benefit plans for the 2012 benefit year. The Company’s contributions include amounts required to be funded with respect to a defined benefit pension plan relating to the Company’s Canadian operations. The Company presently anticipates contributing an additional $3.9 million to fund its plans in 2012, for a total of $5.2 million.

Note 12. Equity Compensation Plans

Successor Polymer Equity Compensation Plans

2011 Scorpio Holdings Corporation Stock Incentive Plan

Effective January 25, 2011, Holdings established an Incentive Stock Plan (the “Holdings Plan”) for key employees, directors, other service providers, and independent contractors of the Company. The Holdings Plan provides for the award of any option, stock appreciation right or other stock-based award (including restricted stock award or restricted stock unit), as determined solely by the Compensation Committee of the board of directors of Holdings. The maximum number of shares of common stock that may be issued under the Holdings Plan may not exceed 20,789 plus any shares purchased for fair market value under a share purchase program. The maximum number of shares is subject to modification upon certain events set forth in the Holdings Plan, including, but not limited to: (i) equity restructurings, (ii) mergers, reorganizations and other corporate transactions, and (iii) a change in control, etc. Holdings will issue new shares of common stock to satisfy options exercised.

Under the Holdings Plan, as of March 31, 2012, employees and directors of Polymer were granted nonqualified stock options for 16,766.15 shares of Holdings common stock. These options were granted on January 28, 2011, September 22, 2011 and December 21, 2011. Under the terms of the Holdings Plan, nonqualified stock options are to carry exercise prices no less than 100% of the fair market value of Holding’s stock on the date of the grant. Since Holdings common stock is not publicly traded, the fair market value of the stock is determined by the Compensation Committee of the board of directors of Holdings in good faith giving consideration to any independent valuation analysis performed for the Company and the most recent valuation of the Company used for purposes of public reporting by Blackstone of the value of its portfolio companies. The 16,766.15 shares of stock underlying the issued options had both a grant date value and exercise value of $1,000 per share, which represented the value per share of Holdings common stock at the effective date of the Acquisition.

The 16,766.15 issued nonqualified stock options provide for time vested options (“Time Options”), performance vested options (“Performance Options”), and exit vested options (“Exit Options”). Of the 16,766.15 issued options, 5,655.40 have been designated as Time Options; 5,480.02 have been designated as Performance Options; and 5,630.73 have been designated as Exit Options. The nonqualified stock options expire on the tenth anniversary date of the grant.

With respect to awards to employees, the Time Options vesting is subject to the continuation of employment by the employee and 20% of the Time Options will vest with each of the first five anniversaries of the applicable vesting reference dates as determined by the Compensation Committee of the board of directors of Holdings. The Performance Options vesting is subject to the continuation of employment and 20% of the Performance Options will vest with each of the first five anniversaries of March 31, 2011, if certain annual financial performance targets are met, as defined within the stock option grants. The Exit Options vesting is subject to the continuation of employment by the employee through the applicable vesting date. The Exit Options shall vest on the date, if any, when Holdings shall have received cash proceeds in respect of its investment in the Company’s equity securities that meets a specified financial yield, as defined within the stock option grants.

With respect to the awards to directors, the awards vest over a three-year period of time beginning on the date of their participation as a director of the Company.

The Company accounts for the Holdings Plan in accordance with ASC 718. As of March 31, 2012, with respect to the 16,766.15 options to purchase common stock of Holdings under the Holdings Plan, 11,110.75 options are subject to future vesting based on the attainment of future performance or exit targets that the Company has not yet determined to be highly probable of achievement. Accordingly, pursuant to ASC 718, 5,655.40 outstanding options to purchase common stock of Holdings have been considered granted, as of March 31, 2012, under the Holdings Plan.

A summary of option activity under the Holdings Plan is presented below:

	Number of Shares	Exercise Price
Outstanding, as of December 31, 2011	5,655.40	$1,000.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled/expired	—	—

Outstanding, as of March 31, 2012	5,655.40	$1,000.00

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

The compensation cost related to the Holdings Plan was $0.1 million and $0.2 million for the three months ended March 31, 2012 and the two months ended April 2, 2011, respectively, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2012, the unamortized compensation expense related to stock options was $1.9 million and is expected to be recognized over a period of 5 years from the date of grant.

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

The January 2011 CEO Employment Agreement provides that as long as the CEO is an employee in good standing on July 23, 2013, that she would be entitled to a one-time grant of shares in Holdings having a value equal to $694,000 (the “Equity Award”). Further, the Equity Award could be granted to the CEO at an earlier date if the condition of “Involuntary Termination” has been met, as defined within the January 2011 CEO Employment Agreement. The Company has determined that the Equity Award is not a modification, pursuant to the guidance in ASC 805, of the Retirement Incentive that was set forth within the March 2010 CEO Employment Agreement (discussed below). Accordingly, the Company has concluded that the Equity Award is a new award and should be accounted for as an “Equity-Classified Award” as defined within ASC 718.

The compensation cost related to the Equity Award was $0.07 million and $0.05 million for the three months ended March 31, 2012 and the two months ended April 2, 2011, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2012, the unamortized compensation expense related to Equity Award was $0.33 million and is expected to be recognized through April 23, 2013.

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

Other Compensation Arrangement

On March 31, 2010, the Company entered into a new employment agreement with its Chief Executive Officer (the “March 2010 CEO Employment Agreement”) that provided for a one-time award of equity and cash at the expiration date of the agreement (the “Retirement Incentive”). The equity award component was dependent upon an ending stock price at the measurement date, defined in the agreement, and would have ranged between 20,000 shares and 100,000 shares. The cash award would have been equal to thirty percent of the future value of the aforementioned equity award component, but would not have been less than $250,000 or greater than $1,000,000. At the time that the Company entered into the March 2010 CEO Employment Agreement, management concluded that the stock award component would be accounted for as a “Equity-classified award”

as defined within ASC 718, since the Company intended to issue PGI common shares. In addition, the Company intended for the future stock award to be issued under the 2008 LTI Stock Plan. Further, management had concluded that the cash award should be accounted for as a “Liability-classified award” as defined within ASC 718, since the Company intends to pay cash for this compensation component. The Company recognized an immaterial amount of compensation expense, less than $0.04 million in the one month period ended January 28, 2011 associated with the Retirement Incentive.

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

Note 13. Other Operating (Income) Loss, Net and Foreign Currency (Gain) Loss, Net

For the three months ended March 31, 2012, Other operating (income) loss, net was income of $0.4 million associated with foreign currency gains. For the two months ended April 2, 2011, Other operating (income) loss, net was a loss of $0.2 million which included (i) a loss of $0.3 million associated with foreign currency losses and (ii) income of $0.1 associated with a customer licensing agreement related to a third-party manufacture of product. For the one month ended January 28, 2011, Other operating (income) loss, net was income of $0.6 million which included (i) income of $0.5 million associated with foreign currency gains and (ii) income of $0.1 million associated with a customer licensing agreement related to a third-party manufacture of product.

Foreign Currency (Gain) Loss, Net

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

The Company’s foreign currency (gain) loss, net is shown in the table below (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Included in Other operating (income) loss, net	$(361)	$315	$(504)
Included in Foreign currency and other (gain) loss, net	(328)	248	150

	$(689)	$563	$(354)

Note 14. Derivatives and Other Financial Instruments and Hedging Activities

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

On July 8, 2011, the Company completed commercial acceptance of the New Suzhou Medical Line. The Company recorded a liability for the remaining balance due. In accordance with ASC 815, the hedge designation of the January 2011 FX Forward Contracts was removed at that time. Through the date the hedge was undesignated and the liability recorded, the Company continued to recognize the asset associated with the unrecognized firm commitment and the associated liability. The Company carried the January 2011 FX Forward Contracts at fair value and recorded gains and losses in Foreign currency and other loss, net in the Consolidated Statements of Operations.

The Company remitted the final payment related to the New Suzhou Medical Line equipment purchase contract on March 23, 2012. The January 2011 FX Forward Contracts expired simultaneously with that final payment. The impact of the January 2011 FX Forward Contracts on Foreign currency and other loss, net was a loss of $0.1 million for the three months ended March 31, 2012.

On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the equipment purchase agreement for the Company’s new hygiene line under construction in Suzhou, China (the “New China Hygiene Line”). The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line.

In January 2012, the Company executed an amendment to the underlying equipment purchase contract which resulted in a change to the payment schedule but did not change the total payment amount of the equipment purchase contract. Accordingly, the Company modified the notional amounts of the June 2011 FX Forward Contracts which coincided with the dates of the amended payments to maintain the synchronization of the June 2011 FX Forward Contracts with the underlying contract payments, as amended. As a result, the June 2011 FX Forward Contracts remain highly effective and continue to qualify for hedge accounting treatment in accordance with ASC 815. As of March 31, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €25.3 million, which is the equivalent of $36.4 million.

The Company had historically used interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, to mitigate its interest rate exposure as required by the Company’s predecessor credit facility, the Company entered into the 2009 Interest Rate Swap which, at the time of entering into the agreement, effectively converted the variable LIBOR-based interest payments associated with $240.0 million of the Term Loan to fixed amounts at a LIBOR rate of 1.96%. The 2009 Interest Rate Swap became effective on June 30, 2009 and was due to expire on June 30, 2011. The 2009 Interest Rate Swap had replaced an expiring interest rate swap agreement. Cash settlements were to be made monthly and the floating rate was to be reset monthly, coinciding with the reset dates of the Company’s predecessor credit facility. Concurrent with the Acquisition, the Company settled the 2009 Interest Rate Swap liability, since the Company repaid its predecessor credit facility.

In accordance with ASC 815, the Company designated the 2009 Interest Rate Swap as a cash flow hedge of the variability of interest payments with changes in fair value of the 2009 Interest Rate Swap recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. As of September 17, 2009, in conjunction with the amendment and in accordance with ASC 815-30, the Company concluded that 92% (which represents the approximate percentage of the Tranche 1 Term Loan debt considered extinguished by such amendment of the predecessor credit facility) of the 2009 Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Interest Rate Swap and included in Accumulated Other Comprehensive Income was frozen and was to be reclassified to earnings as future interest payments were made throughout the term of the 2009 Interest Rate Swap. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815.

The impact of the accounting associated with the 2009 Interest Rate Swap on Interest expense, net in the Consolidated Statements of Operations was an increase of $0.2 million for the one month period ended January 28, 2011.

The following table summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2011		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Foreign currency hedges:
Foreign exchange contracts (1)	$36,390	$(2,581)	$40,265	$(3,807)
Foreign exchange contracts — undesignated (2)	—	—	3,680	(147)

Net value	$36,390	$(2,581)	$43,945	$(3,954)

(1)	As disclosed above, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011.
(2)	As disclosed above, the Company settled the 2010 FX Forward Contracts on January 19, 2011 and simultaneously entered into the January 2011 FX Forward Contracts. The January 2011 FX Forward

Contracts were undesignated as a hedge on July 8, 2011 due to commercial acceptance of the New Suzhou Medical Line and subsequent recording of the remaining liability. The January 2011 FX Forward Contracts expired in March 2012 in conjunction with the final payment of the equipment purchase contract for the New Suzhou Medical Line.

The following tables summarize the effect on income by derivative instruments in cash flow hedging relationships for the following periods (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)
	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives designated as hedging instruments: Interest rate contracts	N/A	N/A	$(3)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives not designated as hedging instruments	N/A	N/A	$(187)

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations.

See Note 15, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for additional disclosures related to the Company’s derivative instruments.

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

In accordance with the fair value hierarchy described above, the table below shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value, on a recurring basis, as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012 (3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (2)	$2,581	—	$2,581	—
Derivative liability:
Foreign exchange contract (2)	(2,581)	—	(2,581)	—

	As of December 31, 2011 (3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (1)(2)	$3,807	—	$3,807	—
Derivative liability:
Foreign exchange contract (1)(2)	(3,954)	—	(3,954)	—

(1)	As more fully disclosed in Note 14 “Derivative and Other Financial Instruments and Hedging Activities”, the Company terminated and settled the firm commitment and foreign exchange contracts related to the 2010 FX Forward Contracts on January 19, 2011. The January 19, 2011 fair value of the firm commitment was $0.6 million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. As more fully disclosed in Note 14 “Derivative and Other Financial Instruments and Hedging Activities”, the Company entered into the January 2011 FX Forward Contracts simultaneously with the termination and settlement of those existing contracts. On July 8, 2011, the Company completed commercial acceptance of the equipment and recognized the related commitment by recording the remaining liability. The July 8, 2011 fair value of the firm commitment was $(0.7) million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. The net impact of the above activity is a contra-asset of $(0.1) within Property, plant and equipment, net in the Company’s December 31, 2011 Consolidated Balance Sheet. In accordance with ASC 815, the fair value of the January 2011 FX Forward Contracts, which is included in the table below, is recorded within Accounts payable and accrued liabilities in the Company’s December 31, 2011 Consolidated Balance Sheet. The January 2011 FX Forward Contracts expired simultaneously with the final payment on March 23, 2012.
(2)	As more fully disclosed in Note 14 “Derivative and Other Financial Instruments and Hedging Activities”, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011 and subsequently amended these agreements in January 2012. The firm commitment and foreign exchange contracts related to the June 2011 FX Forward Contracts, which are included in the table below, are recorded within Property, plant and equipment, net and Accounts payable and accrued liabilities in the Company’s March 31, 2012 and December 31, 2011 Consolidated Balance Sheets.
(3)	The fair value of the foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation.

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

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, in accordance with ASC 350, the Company tests its indefinite-lived intangible assets for impairment at least annually or if certain triggering events occur (as discussed in Note 7 “Goodwill, Intangibles and Loan Acquisitions Costs”). As such the non-financial instrument would be recorded at the lower of its cost or fair value.

The estimated fair value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011 is presented in the following table (in thousands):

	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$622,365	—	$622,365	—

	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$612,418	—	$612,418	—

The carrying amount of the Company’s long-term debt was $594.6 million and 595.4 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of long-term debt is based on quoted market prices or on available rates for debt with similar terms and maturities.

See Note 14 “Derivatives and Other Financial Instruments and Hedging Activities” for additional disclosures related to the Company’s derivative instruments.

Note 16. Shareholders’ Equity

Due to the Acquisition, more fully described in Note 4 “Acquisitions”, Successor Polymer has 1,000 shares authorized and outstanding, with a par value of $.01 per share, owned by Parent.

The Company did not pay any dividends during fiscal years 2012 or 2011. The Company intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations”, for further details.

Note 17. Commitments and Contingencies

Purchase Commitments

At March 31, 2012, the Company had commitments of approximately $87.0 million, $50.1 million of which related to the purchase of raw materials, $36.4 million represented commitments for the acquisition of the New China Hygiene Line and $0.5 million related to the purchase of maintenance and converting services.

China Hygiene Expansion Project

On June 30, 2011, the Company entered into a firm purchase commitment to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market (the “New China Hygiene Line”). The Company plans to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, the existing U.S.-based credit facility and a new China-based financing, as needed. As of March 31, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $59.0 million, which includes $36.4 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $59.0 million, $29.9 million and $28.6 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years.

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

Note 18. Supplemental Cash Flow Information

Cash payments of interest and taxes consist of the following (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Cash payments of interest, net of amounts capitalized	$23,537	$2,662	$444
Cash payments of income taxes	2,720	1,541	772

Noncash investing or financing transactions for the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011 included $0.6 million, $7.5 million and $0.7 million, respectively, of property, plant and equipment additions for which payment had not been made as of the period end date.

Spain Phase II Asset Purchase

As more fully discussed in Note 4 “Acquisitions”, the Company exercised its Call Option, prior to the Acquisition and thus acquired the Phase II Assets. Consideration for the Phase II Assets aggregated $41.2 million. Of the $41.2 million, approximately $34.8 million was attributable to the Company’s assumption and/or repayment of Tesalca- Texnovo’s outstanding debt. The remaining $6.4 million was associated with the Company’s issuance of 393,675 shares of Predecessor Polymer’s Class A Common Stock to the sellers (calculated using the closing share price on the transaction date).

Note 19. Business Interruption and Insurance Recovery

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

The Company maintains property and business interruption insurance policies. On March 4, 2011, the Company filed a $6.0 million claim under one of its insurance policies to cover both property damage and business interruption (the “Primary Policy”). The Primary Policy had a $1.0 million deductible. Subsequent to April 2, 2011 and during fiscal 2011, the Company collected $5.0 million as settlement of its claim under the Primary Policy and $0.7 million as settlement of claims under other insurance policies.

The Company’s operating income (loss) for the one month ended January 28, 2011 includes $1.0 million of insurance recovery related to recovery of certain losses recognized during the one month ended January 28, 2011 related to the property damage and business interruption components of the insured losses experienced by the Company in the period. Of the $1.0 million for the one month ended January 28, 2011, $0.3 million and $0.7 million were recorded in Selling, general and administrative expenses and Cost of goods sold, respectively, in the Consolidated Statements of Operations in order to offset the recognized losses included in the Primary Policy. The Company had also recognized in fourth quarter 2010, $2.5 million of insurance recovery related to recovery of certain losses recognized during December 2010 related to the property damage and business interruption components of the insured losses experienced by the Company in the period.

In accordance with ASC 805, the Company recognized an insurance recovery receivable of $2.2 million on its January 28, 2011 opening balance sheet, see Note 4 “Acquisitions” for further discussion associated with the Company’s purchase accounting.

Note 20. Segment Information

The Company’s reportable segments consist of U.S. Nonwovens, Europe Nonwovens, Asia Nonwovens, Latin America Nonwovens and Oriented Polymers. This reflects how the overall business is managed by the Company’s senior management and reviewed by the Board of Directors. The Nonwovens businesses sell to the same end-use markets, such as hygiene, medical, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segments and the loss of these sales would have a material adverse effect on those segments.

The segment information presented in the table below excludes the results of Difco. As discussed in further detail in Note 5 “Discontinued Operations”, Difco is accounted for as discontinued operations in accordance with the guidance of ASC 205.

As a result of the recently announced internal redesign and restructuring of global operations initiative, as more fully described in Note 23 “Subsequent Events”, the Company is currently evaluating whether its reportable segments will need to be modified. The Company anticipates that it will conclude its analysis regarding its future reportable segments prior to the filing of its second quarter 2012 Quarterly Report on Form10-Q.

Financial data by segment is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Net sales
U.S. Nonwovens	$91,225	$59,477	$26,132
Europe Nonwovens	75,667	59,388	24,305
Asia Nonwovens	36,423	20,446	9,403
Latin America Nonwovens	74,668	48,461	19,961
Oriented Polymers	17,188	11,265	4,805

	$295,171	$199,037	$84,606

Operating income (loss)
U.S. Nonwovens	$6,514	$1,533	$2,515
Europe Nonwovens	3,647	(578)	1,812
Asia Nonwovens	4,011	2,607	1,718
Latin America Nonwovens	12,775	1,145	2,080
Oriented Polymers	1,677	203	553
Unallocated Corporate	(9,368)	(6,856)	(3,603)
Eliminations	161	(63)	—

	19,417	(2,009)	5,075
Special charges, net	(2,419)	(24,948)	(20,824)

	$16,998	$(26,957)	$(15,749)

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Depreciation and amortization expense included in operating income (loss)
U.S. Nonwovens	$4,746	$3,066	$1,152
Europe Nonwovens	2,695	1,847	368
Asia Nonwovens	3,317	1,312	589
Latin America Nonwovens	3,591	2,666	1,259
Oriented Polymers	381	245	36
Unallocated Corporate	437	274	68

Depreciation and amortization expense included in operating income	15,167	9,410	3,472
Amortization of loan acquisition costs	685	475	51

	$15,852	$9,885	$3,523

Capital spending
U.S. Nonwovens	$623	$2,810	$5,652
Europe Nonwovens	2,243	646	41
Asia Nonwovens	9,709	5,561	2,507
Latin America Nonwovens	17	1,266	151
Oriented Polymers	86	177	38
Corporate	634	7	16

	$13,312	$10,467	$8,405

	March 31, 2012	December 31, 2011
Division assets
U.S. Nonwovens	$247,996	$271,810
Europe Nonwovens	226,011	218,151
Asia Nonwovens	219,516	228,448
Latin America Nonwovens	286,591	292,614
Oriented Polymers	28,558	25,474
Corporate	50,571	23,623
Eliminations	458	458

	$1,059,701	$1,060,578

Geographic Data:

Geographic data for the Company’s operations, based on the geographic region that the sale is made from, are presented in the following table (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Net sales
United States	$92,593	$60,632	$26,409
Canada	15,821	10,110	4,529
Europe	75,667	59,388	24,305
Asia	36,423	20,446	9,402
Latin America	74,667	48,461	19,961

	$295,171	$199,037	$84,606

Operating income (loss)
United States	$(2,138)	$(5,227)	$(961)
Canada	1,135	61	422
Europe	3,647	(578)	1,812
Asia	4,008	2,600	1,728
Latin America	12,765	1,135	2,074

	19,417	(2,009)	5,075
Special charges, net	(2,419)	(24,948)	(20,824)

	$16,998	$(26,957)	$(15,749)

Depreciation and amortization expense included in operating income (loss)
United States	$5,212	$3,369	$1,229
Canada	352	217	36
Europe	2,695	1,847	367
Asia	3,317	1,312	581
Latin America	3,591	2,665	1,259
Eliminations	—	—	—

Depreciation and amortization expense included in operating income	15,167	9,410	3,472
Amortization of loan acquisition costs	685	475	51

	$15,852	$9,885	$3,523

	March 31, 2012	December 31, 2011
Property, plant and equipment, net
United States	$116,514	$114,288
Canada	6,144	6,303
Europe	93,259	91,092
Asia	119,140	122,792
Latin America	155,150	158,877

	$490,207	$493,352

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

Management Services Agreement

Merger Sub entered into a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. As discussed in Note 1 “Description of Business and Basis of Presentation”, Merger Sub merged with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Parent. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide services, including without limitation, (a) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with the Company’s lenders and bankers, (b) advice regarding the business and strategy of the Company, including compensation arrangements, (c) advice regarding dispositions and/or acquisitions and (d) such advice directly related or ancillary to the above financial advisory services as may be reasonably requested by the Company.

For advisory and management services, BMP will receive an annual non-refundable advisory fee, at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for such fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal year 2011 financial performance, the advisory fee was $3.0 million.

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

For fiscal 2012 advisory and management services in connection with the Management Services Agreement, to date the Company has recognized fees of $0.8 million for the three months ended March 31, 2012, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

For fiscal 2011 advisory and management services in connection with the Management Services Agreement, the Company had recognized fees of $0.6 million for the two months ended April 2, 2011, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

BMP also received transaction fees in connection with services provided related to the Acquisition. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the Management Services Agreement.

Accordingly, for advisory services associated with the Acquisition pursuant to the Management Services Agreement, in February 2011, the Company recognized fees of $7.9 million which are included in Special charges, net in the Consolidated Statements of Operations in the two months ended April 2, 2011. Further, the Company capitalized, as of January 28, 2011, $0.8 million of fees as deferred financing costs.

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

Scorpio Holdings Corporation

Holdings’ stock based compensation costs relate to certain employees of the Company and were incurred for the Company’s benefit, and accordingly are included in Selling, general and administrative expenses in the Consolidated Statements of Operations (see Note 12 “Equity Compensation Plans” for further information).

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

The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011; Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 (Successor), the two months ended April 2, 2011 (Successor) and the one month ended January 28, 2011 (Predecessor) of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating

Balance Sheet

As of March 31, 2012

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalent	$6,196	$10,851	$62,574	$—	$79,621
Accounts receivable, net	—	24,376	117,488	—	141,864
Inventories, net	—	28,689	70,521	—	99,210
Deferred income taxes	80	—	3,886	458	4,424
Other current assets	3,392	8,319	25,751	—	37,462

Total current assets	9,668	72,235	280,220	458	362,581
Property, plant and equipment, net	12,520	107,861	369,826	—	490,207
Goodwill	—	20,718	59,864	—	80,582
Intangible assets, net	26,638	44,540	10,489	—	81,667
Net investment in and advances to (from) to subsidiaries	722,835	759,389	(223,373)	(1,258,851)	—
Deferred income taxes	—	—	1,938	—	1,938
Other noncurrent assets	40	5,835	36,850	—	42,725

Total assets	$771,701	$1,010,578	$535,814	$(1,258,393)	$1,059,700

Current liabilities:
Short-term borrowings	$1,364	$—	$3,005	$—	$4,369
Accounts payable and accrued liabilities	16,865	32,312	134,984	—	184,161
Income taxes payable	—	(558)	2,190	—	1,632
Deferred income taxes	—	1,016	1,692	(1,016)	1,692
Current portion of long-term debt	107	—	7,442	—	7,549

Total current liabilities	18,336	32,770	149,313	(1,016)	199,403
Long-term debt	560,110	—	26,909	—	587,019
Deferred income taxes	670	7,623	25,205	1,474	34,972
Other noncurrent liabilities	—	17,365	28,356	—	45,721

Total liabilities	579,116	57,758	229,783	458	867,115
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	192,585	952,820	269,948	(1,222,768)	192,585

Total equity	192,585	952,820	306,031	(1,258,851)	192,585

Total liabilities and equity	$771,701	$1,010,578	$535,814	$(1,258,393)	$1,059,700

Condensed Consolidating

Balance Sheet

As of December 31, 2011

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$3,135	$14,574	$55,033	$—	$72,742
Accounts receivable, net	—	18,270	122,902	—	141,172
Inventories, net	—	34,381	69,530	—	103,911
Deferred income taxes	80	—	3,866	458	4,404
Other current assets	1,173	8,783	26,088	—	36,044

Total current assets	4,388	76,008	277,419	458	358,273
Property, plant and equipment, net	9,267	111,469	372,616	—	493,352
Goodwill	—	20,718	59,828	—	80,546
Intangible assets, net	27,545	45,247	10,959	—	83,751
Net investment in and advances (from) to subsidiaries	739,121	727,290	(238,038)	(1,228,373)	—
Deferred income taxes	—	—	1,939	—	1,939
Other noncurrent assets	409	5,424	36,884	—	42,717

Total assets	$780,730	$986,156	$521,607	$(1,227,915)	$1,060,578

Current liabilities:
Short-term borrowings	$—	$—	$5,000	$—	$5,000
Accounts payable and accrued liabilities	32,524	26,897	130,940	155	190,516
Income taxes payable	—	37	986	—	1,023
Deferred income taxes	—	1,016	1,691	(1,016)	1,691
Current portion of long-term debt	107	—	7,485	—	7,592

Total current liabilities	32,631	27,950	146,102	(861)	205,822
Long-term debt	560,132	—	27,721	—	587,853
Deferred income taxes	670	7,624	25,039	1,474	34,807
Other noncurrent liabilities	—	17,230	27,569	—	44,799

Total liabilities	593,433	52,804	226,431	613	873,281
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	187,297	933,352	259,093	(1,192,445)	187,297

Total equity	187,297	933,352	295,176	(1,228,528)	187,297

Total liabilities and equity	$780,730	$986,156	$521,607	$(1,227,915)	$1,060,578

Condensed Consolidating

Statement of Operations

For the Three Months Ended March 31, 2012

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$95,414	$204,541	$(4,784)	$295,171
Cost of goods sold	(17)	82,447	164,338	(4,784)	241,984

Gross profit	17	12,967	40,203	—	53,187
Selling, general and administrative expenses	9,291	5,917	18,923	—	34,131
Special charges, net	1,478	216	725	—	2,419
Other operating (income) loss, net	—	(103)	(258)	—	(361)

Operating (loss) income	(10,752)	6,937	20,813	—	16,998
Other expense (income):
Interest expense, net	11,275	(3,315)	4,888	—	12,848
Intercompany royalty and technical service fees, net	(1,490)	(1,811)	3,301	—	—
Foreign currency and other loss (gain), net	30	163	(255)	—	(62)
Equity in earnings of subsidiaries	18,165	9,151	—	(27,316)	—

(Loss) income before income tax (benefit) expense	(2,402)	21,051	12,879	(27,316)	4,212
Income tax (benefit) expense	(2,137)	2,832	3,782	—	4,477

Net (loss) income	$(265)	$18,219	$9,097	$(27,316)	$(265)

Condensed Consolidating

Statement of Operations

For the Two Months Ended April 2, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$62,259	$139,888	$(3,110)	$199,037
Cost of goods sold	77	55,903	121,459	(3,110)	174,329

Gross profit	(77)	6,356	18,429	—	24,708
Selling, general and administrative expenses	6,970	4,783	14,734	—	26,487
Special charges, net	24,565	226	157	—	24,948
Acquisition and integration	—	—	—	—	—
Other operating (income) loss, net	(118)	(52)	400	—	230

Operating (loss) income	(31,494)	1,399	3,138	—	(26,957)
Other expense (income):
Interest expense, net	7,800	(2,456)	2,884	—	8,228
Intercompany royalty and technical service fees, net	(1,331)	(1,651)	2,982	—	—
Foreign currency and other loss, net	3	144	202	—	349
Equity in earnings of subsidiaries	380	(2,837)	—	2,457	—

(Loss) income before income tax expense and discontinued operations	(37,586)	2,525	(2,930)	2,457	(35,534)
Income tax (benefit) expense	(1,423)	2,140	(638)	—	79

(Loss) income before discontinued operations	(36,163)	385	(2,292)	2,457	(35,613)
Loss from discontinued operations, net of tax	—	—	(491)	—	(491)

Net (loss) income	(36,163)	385	(2,783)	2,457	(36,104)
Net income attributable to noncontrolling interests	—	—	(59)	—	(59)

Net (loss) income attributable to Polymer Group, Inc.	$(36,163)	$385	$(2,842)	$2,457	$(36,163)

Condensed Consolidating

Statement of Operations

For the One Month Ended January 28, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$27,052	$58,887	$(1,333)	$84,606
Cost of goods sold	(24)	22,587	47,301	(1,333)	68,531

Gross profit	24	4,465	11,586	—	16,075
Selling, general and administrative expenses	3,620	1,873	6,071	—	11,564
Special charges, net	18,944	170	1,710	—	20,824
Acquisition and integration	—	—	—	—	—
Other operating (income) loss, net	(1)	(42)	(521)	—	(564)

Operating (loss) income	(22,539)	2,464	4,326	—	(15,749)
Other expense (income):
Interest expense, net	1,859	(1,176)	1,239	—	1,922
Intercompany royalty and technical service fees, net	(546)	(683)	1,229	—	—
Foreign currency and other loss (gain), net	28	85	(31)	—	82
Equity in earnings of subsidiaries	5,198	1,672	—	(6,870)	—

(Loss) income before income tax expense and discontinued operations	(18,682)	5,910	1,889	(6,870)	(17,753)
Income tax (benefit) expense	(479)	706	322	—	549

(Loss) income before discontinued operations	(18,203)	5,204	1,567	(6,870)	(18,302)
Income from discontinued operations, net of tax	—	—	182	—	182

Net (loss) income	(18,203)	5,204	1,749	(6,870)	(18,120)
Net income attributable to noncontrolling interests	—	—	(83)	—	(83)

Net (loss) income attributable to Polymer Group, Inc.	$(18,203)	$5,204	$1,666	$(6,870)	$(18,203)

Condensed Consolidating

Statement of Cash Flows

For the Three Months Ended March 31, 2012

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,430	$(5,013)	$22,197	$—	$19,614

Investing activities:
Purchases of property, plant and equipment	(8,316)	(623)	(4,373)	—	(13,312)
Proceeds from the sale of assets	—	1,646	11	—	1,657
Acquisition of intangibles and other	(56)	—	—	—	(56)
Net activity in investment in and advances (from) to subsidiaries	7,661	267	(7,928)	—	—

Net cash (used in) provided by investing activities	(711)	1,290	(12,290)	—	(11,711)

Financing activities:
Proceeds from long-term debt	—	—	24	—	24
Proceeds from short-term borrowings	1,436	—	5	—	1,441
Repayment of long-term debt	(22)	—	(918)	—	(940)
Repayment of short-term borrowings	(72)	—	(2,000)	—	(2,072)

Net cash provided by (used in) financing activities	1,342	—	(2,889)	—	(1,547)

Effect of exchange rate changes on cash	—	—	523	—	523

Net increase (decrease) in cash and cash equivalents	3,061	(3,723)	7,541	—	6,879
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742

Cash and cash equivalents at end of period	$6,196	$10,851	$62,574	$—	$79,621

Condensed Consolidating

Statement of Cash Flows

For the Two Months Ended April 2, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(23,368)	$19,402	$(11,297)	$—	$(15,263)

Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(2,853)	(2,799)	(17,923)	13,108	(10,467)
Proceeds from the sale of assets	13,108	—	—	(13,108)	—
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(40)	—	—	—	(40)
Net activity in investment in and advances (from) to subsidiaries	(50,316)	(14,247)	64,563	—	—

Net cash (used in) provided by investing activities	(443,597)	(17,046)	39,394	—	(421,249)

Financing activities:
Proceeds from issuance of senior notes	560,000	—	—	—	560,000
Issuance of common stock	259,865	—	—	—	259,865
Proceeds from long-term debt	—	—	7,000	—	7,000
Proceeds from short-term borrowings	—	—	2,245	—	2,245
Repayment of term loan	(286,470)	—	—	—	(286,470)
Repayment of long-term debt	(31,500)	—	(16,764)	—	(48,264)
Repayment of short-term borrowings	(140)	—	(31,861)	—	(32,001)
Loan acquisition costs	(19,252)	—	—	—	(19,252)

Net cash provided by (used in) financing activities	482,503	—	(39,380)	—	443,123

Effect of exchange rate changes on cash	—	—	390	—	390

Net increase (decrease) in cash and cash equivalents	15,538	2,356	(10,893)	—	7,001
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771

Cash and cash equivalents at end of period	$15,580	$5,566	$56,626	$—	$77,772

Condensed Consolidating

Statement of Cash Flows

For the One Month Ended January 28, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,725)	$1,636	$7,819	$—	$(25,270)

Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Net activity in investment in and advances (to) from subsidiaries	2,055	2,872	(4,927)	—	—

Net cash provided by (used in) investing activities	2,022	(2,715)	(7,612)	—	(8,305)

Financing activities:
Proceeds from long-term debt	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of long-term debt	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)

Net cash provided by (used in) financing activities	32,131	—	(689)	—	31,442

Effect of exchange rate changes on cash	—	—	549	—	549

Net (decrease) increase in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355

Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

Note 23. Subsequent Events

Internal Redesign and Restructuring of Global Operations

On April 10, 2012, the Board of Directors of Polymer Group, Inc. (the “Company”) approved an internal redesign and restructuring of global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets.

The Company anticipates that these actions, when fully implemented, will result in pre-tax cost savings of approximately $9.0 million to $10.5 million on an annualized basis. The cost reductions are expected to be achieved primarily from a reduction in the Company’s global salaried workforce. The Company expects the substantial majority of the restructuring activities to be completed by the end of fiscal year 2012.

The restructuring constitutes a plan of termination described under ASC 420 which will result in material charges. Total pre-tax restructuring costs are expected to be within a range of $6.8 million to $9.7 million. The portion of the estimated restructuring charges related to employee termination expenses is expected to be approximately $5.5 million to $8.0 million. The remaining costs of $1.3 million to $1.7 million are expected to consist primarily of consultant fees and other miscellaneous costs. Approximately $6.0 million to $9.0 million of these restructuring charges are expected to require future cash expenditures.

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

We have several competitors in the markets where we sell products that have announced or installed additional capacity in excess of what we believe to be current market demand in certain regions, such as the U.S., Europe and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short term to mid-term excess supply can create unfavorable market dynamics, including downward pressure on selling prices. As we look into 2012 and beyond, we may be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter all of the regional markets in which we conduct our business.

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

In fiscal year 2011, we generated net sales of $1,187.5 million. Our sales are geographically diversified, with 30% generated in the United States, 27% in Europe, 26% in Latin America, 12% in Asia and 5% in Canada for the same period. In the twelve months ended March 31, 2012, we generated net sales of $1,199.0 million. Our sales are geographically diversified, with 30% generated in the United States, 26% in Europe, 26% in Latin America, 13% in Asia and 5% in Canada for the same period.

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

Cost and Gross Margin Drivers

Our primary costs of goods sold (“COGS”) include:

•

Raw materials (primarily polypropylene resins, which generally comprise over 75% of our raw material purchases) represent approximately 60% to 70% of COGS. We purchase raw materials, including polypropylene resins, from a number of qualified vendors located in the regions in which we operate. Polypropylene is a petroleum-based commodity material and its price historically has exhibited volatility. As discussed in the revenue factors above, we have historically been able to mitigate volatility in polypropylene prices through changes in our selling prices to customers, enabling us to maintain a more stable gross profit per kilogram;

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

We provide further information on these factors below under “Results of Operations”.

Recent Developments

Internal Redesign and Restructuring of Global Operations

On April 10, 2012, our Board of Directors approved an internal redesign and restructuring of our global operations for the purposes of realigning and repositioning our operations to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets.

We anticipate that these actions, when fully implemented, will result in pre-tax cost savings of approximately $9.0 million to $10.5 million on an annualized basis. The cost reductions are expected to be achieved primarily from a reduction in our global salaried workforce. We expect the substantial majority of the restructuring activities to be completed by the end of fiscal year 2012.

The restructuring constitutes a plan of termination described under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 420 “Exit or Disposal Cost Obligations” (“ASC 420”), specifically ASC 420-10-25-4, and will result in material charges. Total pre-tax restructuring costs are expected to be within a range of $6.8 million to $9.7 million. The portion of the estimated restructuring charges related to employee termination expenses is expected to be approximately $5.5 million to $8.0 million. The remaining costs of $1.3 million to $1.7 million are expected to consist primarily of consultant fees and other miscellaneous costs. Approximately $6.0 million to $9.0 million of these restructuring charges are expected to require future cash expenditures.

Recent Transactions and Events

Recent Expansion Initiatives

We have completed three capacity expansions in the past three years, including two new spunmelt lines in the high growth regions of Latin America and Asia, to address growing demand for hygiene and medical products. Aggregate capital expenditures during the three-year period ended December 31, 2011 totaled approximately $155.6 million. Of the $155.6 million, approximately $121.3 million was for three fully commercialized spunmelt lines, as follows:

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

To capitalize on continued demand growth for our products in China, in fiscal 2011, we entered into a firm purchase commitment to acquire a spunmelt line (the “New China Hygiene Line”) to be installed in Suzhou, China, which will manufacture nonwoven products primarily for the hygiene market. As of March 31, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $59.0 million, which includes $36.4 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $59.0 million, $29.9 million and $28.6million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, the existing U.S.-based credit facility and new China-based financing, as needed.

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

Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nonwovens nameplate capacity will be spunmelt equipment. We expect to continue to grow our core operations through ongoing investments in new capacity, and do not expect the same level of decline in legacy businesses as has occurred in the past.

Business Acquisitions and Divestitures

Acquisition of Polymer Group, Inc. by Blackstone (“Merger”)

On October 4, 2010, Polymer Group, Merger Sub, Holdings and Matlin Patterson Global Opportunities Partners L.P. entered into the Merger Agreement. On January 28, 2011, Merger Sub merged with and into Polymer Group, with Polymer Group surviving the Merger as a direct, wholly-owned subsidiary of Parent following the Merger. Parent is owned 100% by Holdings, and Blackstone and certain members of our senior management own 100% of the outstanding equity of Holdings. As a result, Polymer Group became a privately-held company. Blackstone and the management investors invested $259.9 million in equity (including management rollover) in Holdings and management investors received options to acquire shares of Holdings. In addition, Successor Polymer issued $560.0 million aggregate principal amount of 7.75% senior secured notes due 2019 (the “Senior Secured Notes”) and entered into a senior secured asset-based revolving credit facility (the “ABL Facility”) to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. See Note 9 “Debt” in Item 1 of Part I to this Quarterly Report on Form 10-Q for further details. The Merger, the equity investment by the Investor Group, the issuance of the Senior Secured Notes, the entering into the ABL Facility, the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Quarterly Report on Form 10-Q as the “Transactions”.

At the effective time of the Merger, each holder of outstanding shares of our common stock (other than (i) shares owned by Parent, Merger Sub, Polymer Group or any subsidiary of Polymer Group or (ii) shares in respect of which appraisal rights were properly exercised under Delaware law) received $18.23 in cash for each such share (which shares were automatically cancelled). A portion of the aggregate Merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of PHC rules of the Code to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger (the “PHC Matter”). Polymer Group’s financial statements as of January 1, 2011, reflected a liability for uncertain tax positions associated with the PHC Matter of approximately $16.2 million. As provided under the Merger Agreement, the Stockholder Representative (as defined in the Merger Agreement) filed a ruling request with the IRS to determine whether or not Polymer Group, Inc. or any of its subsidiaries were in fact a PHC and subject to taxation as a PHC. The initial ruling request was filed on December 15, 2010, with supplemental filings on June 2, 2011 and June 20, 2011. In September 2011, the statute of limitations for the 2004 tax year expired. Pursuant to the Merger Agreement, the amount in respect of potential PHC liability being held in the escrow related to the 2004 taxable year was subject to release. On October 28, 2011, Polymer Group and the Stockholder Representative directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the

IRS issued a favorable ruling determining that we were not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “— Liquidity and Capital Resources” for further details.

The Merger is being accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Pursuant to ASC 805 “Business Combinations” (“ASC 805”), our assets and liabilities, excluding deferred income taxes, were recorded at their fair value as of January 28, 2011.

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

As a result of the Transactions described above and the corresponding purchase accounting adjustments, there is a substantial amount of one-time costs impacting the first half of 2011 results. Based on our valuation of acquired assets, we increased our inventory value by $12.5 million. The 2011 results reflect higher than normal cost of sales due to the turnaround effect of the $12.5 million stepped-up inventory values.

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

Pursuant to ASC 360, “Property, Plant and Equipment”, we determined that the assets of Difco represented assets held for sale, since the cash flows of Difco will be eliminated from our ongoing operations and we will have no continuing involvement in the operations of the business after the disposal transaction. Accordingly, the results of operations of Difco, previously included in the Oriented Polymers segment, have been segregated from continuing operations and included in (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.

Results of Operations

Reportable Segments

We operate in five segments: U.S. Nonwovens, Europe Nonwovens, Asia Nonwovens, Latin America Nonwovens (collectively, the “Nonwovens Segments”) and Oriented Polymers. This reflects how the overall business was managed by our senior management and reviewed by the Board of Directors through the end of March 31, 2012. We are in the process of reassessing our Reportable Segments due to our April 10, 2012 decision to redesign and restructuring our global operations, see “— Recent Developments — Internal Redesign and Restructuring of Global Operations Liquidity and Capital Resources” for further details. We anticipate that we will have concluded on our analysis regarding our future reportable segments prior to the filing of our second quarter 2012 Quarterly Report on Form10-Q.

Results of Operations — One Month Ended January 28, 2012 and January 28, 2011 and the Two Months Ended March 31, 2012 and April 2, 2011

The following sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the one month ended January 28, 2012 and the two months ended March 31, 2012 in comparison to such items for the one month ended January 28, 2011 and the two months ended April 2, 2011:

Results of Operations	Successor	Predecessor	Successor
	One Month Ended		Two Months Ended
	January 28, 2012	January 28, 2011	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	52.5%	53.7%	54.3%	59.6%
Labor	6.7%	6.6%	6.6%	6.9%
Overhead	21.8%	20.7%	21.5%	21.1%

	81.0%	81.0%	82.4%	87.6%

Gross profit	19.0%	19.0%	17.6%	12.4%
Selling, general and administrative expenses	12.1%	13.7%	11.3%	13.3%
Special charges, net	0.7%	24.6%	0.9%	12.5%
Other operating (income) loss, net	(0.7)%	(0.7)%	0.1%	0.1%

Operating income (loss)	6.9%	(18.6)%	5.3%	(13.5)%
Other expense (income):
Interest expense, net	4.7%	2.3%	4.2%	4.1%
Foreign currency and other (gain) loss, net	0.3%	0.1%	(0.2)%	0.2%

Income (loss) before income taxes and discontinued operations	1.9%	(21.0)%	1.2%	(17.9)%
Income tax expense	1.4%	0.6%	1.5%	0.0%

Loss from continuing operations	0.5%	(21.6)%	(0.3)%	(17.9)%
(Loss) income from discontinued operations	0.0%	0.2%	0.0%	(0.2%

Net loss	0.5%	(21.4)%	(0.3)%	(18.1)%
Net income attributable to noncontrolling interests	0.0%	(0.1)%	0.0%	0.0%

Net loss attributable to Polymer Group, Inc.	0.5%	(21.5)%	(0.3)%	(18.2)%

In addition, variability in raw material costs, including polypropylene resin and other resins and fibers, significantly impacts our net sales, COGS and gross margins as a percent of net sales. The comparison of our results for 2012 with 2011 is affected by such fluctuations.

Comparison of Successor One Month Ended January 28, 2012 and Predecessor One Month January 28, 2011

The following table sets forth components of our net sales and operating income (loss) by operating division for the one month ended January 28, 2012, the one month ended January 28, 2011 and the corresponding change (dollars in millions):

	One Month Ended
	Successor	Predecessor
	January 28, 2012	January 28, 2011	Change
Net sales:
Nonwovens Segments
U.S. Nonwovens	$27.0	$26.1	$0.9
Europe Nonwovens	22.8	24.3	(1.5)
Asia Nonwovens	9.4	9.4	—
Latin America Nonwovens	22.7	20.0	2.7

Total Nonwovens Segments	81.9	79.8	2.1
Oriented Polymers	4.1	4.8	(0.7)

	$86.0	$84.6	$1.4

Operating income (loss):
U.S. Nonwovens	$2.3	$2.5	$(0.2)
Europe Nonwovens	1.0	1.8	(0.8)
Asia Nonwovens	1.3	1.7	(0.4)
Latin America Nonwovens	3.4	2.1	1.3
Oriented Polymers	0.5	0.6	(0.1)
Unallocated Corporate, net of eliminations	(2.0)	(3.6)	1.6

	6.5	5.1	1.4
Special charges, net	(0.6)	(20.8)	20.2

	$5.9	$(15.7)	$21.6

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $86.0 million for the one month ended January 28, 2012, an increase of $1.4 million, or 1.7%, from net sales of $84.6 million from the comparable period of fiscal 2011. Net sales for 2012 increased in the Nonwovens Segments from 2011 by 2.6%, and net sales in 2012 in the Oriented Polymers segment decreased 14.6% from 2011 results. A reconciliation of the change in net sales between the one month ended January 28, 2011 and the one month ended January 28, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	US	Europe	Asia	Latin America	Total	Oriented Polymers	Total
One month ended January 28, 2011	$26.1	$24.3	$9.4	$20.0	$79.8	$4.8	$84.6
Change in sales due to:
Volume	1.3	0.2	—	3.4	4.9	(1.0)	3.9
Price/mix	(0.4)	(0.9)	(0.1)	0.3	(1.1)	0.3	(0.8)
Foreign currency translation	—	(0.8)	0.1	(1.0)	(1.7)	—	(1.7)

One month ended January 28, 2012	$27.0	$22.8	$9.4	$22.7	$81.9	$4.1	$86.0

Nonwovens Segments:

Of the $4.9 million aggregate volume increase in the Nonwoven Segments sales, $6.8 million was associated with the disruption in operations in fiscal 2011 at our Cali, Colombia facility due to the impacts of the previously discussed flood at the location. In our Latin America region, excluding the Cali Colombia site, our sales volume decreased $3.4 million year-over-year due to lower sales in the hygiene and industrial markets, partially offset by higher demand in the healthcare market. The U.S. volumes improved principally due to higher demand in the consumer wipes, commercial wipes and healthcare markets and to a lesser extent in the hygiene and industrial markets. The European volume increase was due to the stabilization of underlying demand in our industrial markets and an increase in volumes in our consumer disposables, including higher wipes volumes.

A decrease in sales price/mix of $1.1 million was primarily associated with the Europe and U.S. regions, partially offset by Latin America. The decreases resulted from selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $1.7 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers’ segment reflects the financial results of our Fabrene business operation in Canada. The $1.0 million volume decrease in sales was principally attributable to lower demand in the industrial packaging and agriculture markets, partially offset by higher demand in the building products markets. The $0.3 million increase in sales price/mix was due to higher sales pricing, primarily related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends.

Gross Margin

Gross margin as a percent of net sales was 19% for both the one month ended January 28, 2012 and 2011. The raw material component of COGS as a percentage of net sales decreased from 53.7% in 2011 to 52.5% for 2012, whereas our labor and overhead components of the COGS increased as a percentage of net sales from 2011 to 2012. As a percentage of net sales, labor increased from 6.6% to 6.7% and overhead increased from 20.7% to 21.8%. As a percentage of net sales, depreciation expense (a component of overhead costs) increased from 3.9% in 2011 to 4.4% for 2012.

The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. All of the above percentages were impacted by the changes in our selling prices resulting from the pass-through of higher raw material costs.

Operating Income

A reconciliation of the change in operating income between the one month ended January 28, 2011 and the one month ended January 28, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	US	Europe	Asia	Latin America	Total Nonwovens	Oriented Polymers	Corporate/ Other	Total
One month ended January 28, 2011	$2.5	$1.8	$1.7	$2.1	$8.1	$0.6	$(24.4)	$(15.7)
Change in operating income due to:
Volume	(0.1)	(0.1)	(0.3)	1.2	0.7	(0.3)	—	0.4
Price/mix	(0.4)	(0.8)	—	0.3	(0.9)	0.3	—	(0.6)
Lower raw material costs	0.6	0.2	0.1	2.7	3.6	0.2	—	3.8
(Higher) lower manufacturing costs	(0.3)	0.3	0.3	(2.3)	(2.0)	(0.2)	—	(2.2)
Foreign currency	—	(0.2)	(0.1)	(0.6)	(0.9)	(0.1)	0.8	(0.2)
(Higher) lower depreciation and amortization expense	(0.3)	(0.3)	(0.5)	0.1	(1.0)	(0.1)	(0.1)	(1.2)
Purchase accounting adjustments, primarily inventory value impacts	—	—	—	—	—	—	—	—
Lower special charges, net	—	—	—	—	—	—	20.2	20.2
All other, including lower S,G&A spending	0.3	0.1	0.1	(0.1)	0.4	0.1	0.9	1.4

One month ended January 28, 2012	$2.3	$1.0	$1.3	$3.4	$8.0	$0.5	$(2.6)	$5.9

Consolidated operating income improved by $21.6 million, from a loss of $15.7 million for the one month ended January 28, 2011 to income of $5.9 million for the one month ended January 28, 2012. The predominant contributing factor was lower special charges of $20.2 million, primarily associated with costs resulting from the Merger. Raw material costs were lower by $3.8 million, but were partially offset by increases in sales price/mix of $0.6 million. The sales price/mix was negatively impacted from selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net effect of raw material cost decreases and sales price changes resulted in an increase in our operating income of $3.2 million in 2012 compared to the comparable period of 2011. Manufacturing costs were $2.2 million higher than the prior year, predominantly due to unfavorable results from the Latin America region. In addition, the U.S. region incurred incremental manufacturing costs of $0.7 million, year-over-year, due to the inclusion of the lease expense associated with the new U.S. spunmelt manufacturing line.

Selling, general and administrative expenses were $10.5 million in the one month ended January 28, 2012 compared to $11.6 million for the same period in 2011. The $1.1 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $1.0 million of lower stock compensation expense; (ii) $0.4 million higher amortization expense, attributable to our higher intangible assets resulting from the Blackstone Acquisition purchase accounting; (iii) $0.3 million decrease in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; and (iii) $0.2 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales decreased from 13.7% in one month ended January 28, 2011 to 12.1% in one month ended January 28, 2012.

Special charges for the one month ended January 28, 2012 were $0.6 million and consisted of (i) $0.4 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (ii) $0.2 million of professional fees associated with the Blackstone Acquisition and other items. Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of (i) $6.2 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $12. 7 million of accelerated vesting of share-based awards due to a change in control associated with the Merger; (iii) costs of $1.7 million, primarily equipment repair, to restore our Cali, Colombia site to operational status after the severe effects of the flooding that occurred in December 2010; and (iv) $0.2 million of employee termination and severance expenses associated with our plant realignment cost initiatives.

Interest and Other Expense

Net interest expense increased from $1.9 million for the one month ended January 28, 2011 to $4.0 million for the one month ended January 28, 2012. The $2.1 million increase in net interest expense was largely due to higher debt balances and interest rates on the Senior Secured Notes issued in connection with the Transactions as compared to various term loan borrowings and the impact of having a cash flow hedge (“Interest Rate Swap”) in the Predecessor period. The Senior Secured Notes accrue interest at the rate of 7.75%, whereas under our predecessor credit facility, substantially all of the borrowings under such credit facilities were subject to a LIBOR floor of 2.5% with an effective rate of 7.0%.

Foreign currency and other loss was $0.3 million and $0.1 million for the one month periods ended January 28, 2012 and January 28, 2011, respectively.

Income Tax (Benefit) Expense

During the one month ended January 28, 2012, we recognized an income tax expense of $1.2 million on consolidated pre-tax book income from operations of $1.6 million. During the one month ended January 28, 2011, we recognized income tax expense of $0.5 million on consolidated pre-tax book loss from continuing operations of $17.8 million.

Our income tax expense for the one month of January 2012 and 2011 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, in amounts of $0.8 million and $6.6 million, respectively; foreign withholding taxes for which tax credits are not anticipated, in amounts of $0.1 million and $0.2 million, respectively; foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, in amounts of $(0.3) million and $(0.06) million, respectively; U.S. state taxes, in amounts of $0.03 million and $0.03 million, respectively; and miscellaneous items (none of which are material individually).

Income from Discontinued Operations

Discontinued operations were comprised of the net operating results of Difco for the one month period ending January 28, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Income from discontinued operations was $0.2 million for the one month ended January 28, 2011.

Net Loss Attributable to Noncontrolling Interests

Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the first quarter 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net income attributable to Polymer Group, Inc. of $0.4 million for the one month ended January 28, 2012 compared to net loss of $18.2 million for the one month ended January 28, 2011.

Comparison of Successor Two Months Ended March 31, 2012 and April 2, 2011

The following table sets forth components of our net sales and operating income (loss) by operating division for the two months ended March 31, 2012, the two months ended April 2, 2011 and the corresponding change (dollars in millions):

	Two Months Ended
	March 31, 2012	April 2, 2011	Change
Net sales:
Nonwovens Segments
U.S. Nonwovens	$64.2	$59.5	$4.7
Europe Nonwovens	52.9	59.4	(6.5)
Asia Nonwovens	27.0	20.4	6.6
Latin America Nonwovens	52.0	48.4	3.6

Total Nonwovens Segments	196.1	187.7	8.4
Oriented Polymers	13.1	11.3	1.8

	$209.2	$199.0	$10.2

Operating income (loss):
U.S. Nonwovens	$4.2	$1.5	$2.7
Europe Nonwovens	2.6	(0.6)	3.2
Asia Nonwovens	2.7	2.6	0.1
Latin America Nonwovens	9.4	1.1	8.3
Oriented Polymers	1.2	0.2	1.0
Unallocated Corporate, net of eliminations	(8.4)	(31.2)	22.8

	11.7	(26.4)	38.1
Special charges, net	(0.6)	(0.6)	—

	$11.1	$(27.0)	$38.1

The amounts for acquisition and integration expenses and special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $209.2 million for the two months ended March 31, 2012, an increase of $10.2 million, or 5.1%, from net sales of $199.0 million from the comparable period of fiscal 2011. Net sales for 2012 increased in the Nonwovens Segments from 2011 by 4.5%, and net sales in 2012 in the Oriented Polymers segment improved 15.9% from 2011 results. A reconciliation of the change in net sales between the two months ended April 2, 2011 and the two months ended March 31, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	US	Europe	Asia	Latin America	Total	Oriented Polymers	Total
Two months ended April 2, 2011	$59.5	$59.4	$20.4	$48.4	$187.7	$11.3	$199.0
Change in sales due to:
Volume	6.8	(2.7)	5.5	6.4	16.0	0.8	16.8
Price/mix	(2.1)	(1.1)	0.6	(2.0)	(4.6)	1.1	(3.5)
Foreign currency translation	—	(2.7)	0.5	(0.8)	(3.0)	(0.1)	(3.1)

Two months ended March 31, 2012	$64.2	$52.9	$27.0	$52.0	$196.1	$13.1	$209.2

Nonwovens Segments:

Of the $16.0 million aggregate volume increase in the Nonwoven Segments sales, $15.3 million was associated with the disruption in operations in fiscal 2011 at our Cali, Colombia facility due to the impacts of the previously discussed flood at the location. In our Latin America region, excluding the Cali Colombia site, our sales volume decreased $8.9 million due to lower sales in the hygiene and industrial markets, partially offset by higher demand in the healthcare market. The U.S. volumes improved principally due to higher demand in the hygiene market and to a lesser extent in the consumer wipes, commercial wipes, healthcare and industrial markets. The Asia volume increase was due to higher demand in the healthcare market. The European volume decrease was due to weak demand in all markets with the exception of the healthcare market.

A decrease in sales price/mix of $4.6 million was primarily associated with the U.S., Latin America and Europe regions, partially offset by Asia. The decreases resulted from selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $3.0 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers’ segment reflects the financial results of our Fabrene business operation in Canada. The $0.8 million volume increase in sales was principally attributable to higher demand in the building products markets, partially offset by lower demand in the industrial packaging and agriculture markets. The $1.1 million increase in sales price/mix was due to higher sales pricing, primarily related to the pass-through of higher raw material costs associated with both index-based selling agreements and market-based pricing trends.

Gross Margin

Gross margin as a percent of net sales for the two months ended March 31, 2012 increased to 17.6% from 12.4% in the comparative period in 2011. The raw material component of COGS as a percentage of net sales decreased from 59.6% in 2011 to 54.3% for 2012. The labor component of COGS as a percentage of net sales decreased from 6.9% in 2011 to 6.6% for 2012. The overhead component of COGS as a percentage of net sales increased from 21.1% in 2011 to 21.5% for 2012. As a percentage of net sales, depreciation expense (a component of overhead costs) increased from 3.7% in 2011 to 4.5% for 2012.

The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. All of the above percentages were impacted by the changes in our selling prices resulting from the pass-through of higher raw material costs.

Operating Income

A reconciliation of the change in operating income between the two months ended April 2, 2011 and the two months ended March 31, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	US	Europe	Asia	Latin America	Total Nonwovens	Oriented Polymers	Corporate/ Other	Total
Two months ended April 2, 2011	$1.5	$(0.6)	$2.6	$1.1	$4.6	$0.2	$(31.8)	$(27.0)
Change in operating income due to:
Volume	0.5	(1.2)	1.7	4.1	5.1	0.1	—	5.2
Price/mix	(2.1)	(1.1)	0.7	(2.1)	(4.6)	1.1	—	(3.5)
Lower (higher) raw material costs	2.3	0.5	(1.4)	0.2	1.6	(0.9)	0.2	0.9
(Higher) lower manufacturing costs	(1.1)	(0.1)	(0.8)	2.2	0.2	(0.2)	—	—
Foreign currency	0.1	0.7	—	1.0	1.8	—	(1.0)	0.8
(Higher) lower depreciation and amortization expense	(0.2)	(0.2)	(0.9)	0.2	(1.1)	—	—	(1.1)
Purchase accounting adjustments, primarily inventory value impacts	2.8	4.0	1.3	1.8	9.9	0.6	—	10.5
Lower special charges, net	—	—	—	—	—	—	23.2	23.2
All other, including lower S,G&A spending	0.4	0.6	(0.5)	0.9	1.4	0.3	0.4	2.1

Two months ended March 31, 2012	$4.2	$2.6	$2.7	$9.4	$18.9	$1.2	$(9.0)	$11.1

Consolidated operating income improved by $38.1 million, from a loss of $27.0 million for the two months ended April 2, 2011 to income of $11.1 million for the two months ended March 31, 2012. Of the $38.1 million improvement in operating income, $33.7 million was due to lower special charges of $23.2 million, primarily associated with costs resulting from the Transactions, and $10.5 million of purchase accounting adjustments primarily associated with stepped-up inventory values. The net impact of the previously discussed increase in volumes due to the disruption in operations in fiscal 2011 at our Cali, Colombia facility, combined with, other changes in the business, resulted in an increase in operating income due to volume of $5.2 million. Raw material costs were lower by $0.9 million, but were fully offset by decreases in sales price/mix of $3.5 million. The sales price/mix was negatively impacted from selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net effect of raw material cost decreases and sales price changes resulted in a decrease in our operating income of $2.6 million in 2012 compared to the comparable period of 2011. The U.S. region incurred incremental manufacturing costs of $1.4 million, year-over-year, due to the inclusion of the lease expense associated with the new U.S. spunmelt manufacturing line.

Selling, general and administrative expenses were $23.7 million in the two months ended March 31, 2012 compared to $26.5 million for the same period in 2011. The $2.8 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $1.8 million decrease in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; (ii) $0.8 million of lower expense associated with our short-term incentive compensation plan; and (iii) $0.2 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales decreased from 13.3% in two months ended April 2, 2011 to 11.3% in the two months ended March 31, 2012.

Special charges for the two months ended March 31, 2012 were $1.8 million and consisted of (i) $0.7 million of professional fees associated with our recently announced internal redesign and restructuring of global operations initiative, see “— Recent Developments — Internal Redesign and Restructuring of Global Operations” and “Liquidity and Capital Resources” for further details; (ii) $0.3 million of employee termination and severance expenses associated with out IT support outsource initiative; (iii) $0.3 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (iv) $0.2 million of professional fees associated with the Blackstone Acquisition; and (v) $0.3 million of other restructuring costs and other charges related to our pursuit of other business transaction opportunities. Special charges for the two months ended April 2, 2011 were $24.9 million and consisted of (i) $24.2 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $0.3 million of other charges related to our pursuit of other business transaction opportunities; (iii) $0.3 million of employee termination and severance expenses associated with our plant realignment cost initiatives; and (iv) $0.1 million of site clean-up costs to restore our Cali, Colombia manufacturing site to operational status after the severe effects of the flooding that occurred in December 2010;

Interest and Other Expense

Net interest expense increased from $8.2 million for the two months ended April 2, 2011 to $8.8 million for the two months ended March 31, 2012. The $0.6 million increase in net interest expense was due to higher debt balances and lower amounts of capitalized interest with respect to our capacity expansion initiatives.

Foreign currency and other loss was a gain of $0.3 million and a loss $0.3 million for the two month periods ended March 31, 2012 and April 2, 2011, respectively.

Income Tax (Benefit) Expense

During the two months ended March 31, 2012, we recognized an income tax expense of $3.3 million on consolidated pre-tax book income from operations of $2.6 million. During the two months ended April 2, 2011, we recognized income tax expense of $0.1 million on consolidated pre-tax book loss from continuing operations of $35.5 million.

Our income tax expense in any period is different than such expense determined at the U.S. statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties in accordance with ASC 740-10, “Income Taxes”, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

Income from Discontinued Operations

Discontinued operations were comprised of the net operating results of Difco for the two months ending April 2, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $0.5 million for the two months ended April 2, 2011.

Net Loss Attributable to Noncontrolling Interests

Noncontrolling interests represents the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the first quarter 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $0.7 million for the two months ended March 31, 2012 compared to net loss of $36.2 million for the two months ended April 2, 2011.

Liquidity and Capital Resources

Our primary source of liquidity continues to be cash balances on hand, cash flows from operations, cash inflows from the sale of certain account receivables through our factoring arrangements, borrowing availability under our existing credit facilities, our ABL facility, and a potential new China based financing arrangement for our New China Hygiene Line.

Of our $79.6 million of cash and cash equivalents balance as of March 31, 2012, $62.6 million was held by subsidiaries outside of the U.S., the vast majority of which was available for repatriation through various intercompany arrangements.

We currently have intercompany loan agreements in place that allow us to permanently repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries’ use of U.S. legal entities intellectual property rights that allow us to permanently repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. Should we decide to permanently repatriate foreign jurisdiction earnings by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. We believe that any such dividend activity and the related tax effect would not be material.

Our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.

Comparison as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$79.6	$72.7
Working capital	163.2	152.5
Total assets	1,059.7	1,060.6
Total debt	598.9	600.4
Total PGI shareholders’ equity	192.6	187.3

We had working capital (which consists of current assets less current liabilities) of approximately $163.2 million at March 31, 2012 compared with $152.5 million at December 31, 2011. As compared to December 31, 2011, our working capital balances increased $10.7 million. Current assets increased by $4.3 million and current liabilities decreased $6.4 million. The $10.7 million increase was due to: (i) a $6.3 million decrease in accounts payable and accrued liabilities balances; (ii) a $6.9 million increase in cash-on-hand; (iii) a $4.7 million reduction in inventories; (iv) a $1.4 million increase in other current assets primarily due to higher prepaid expense balances (the annual Blackstone management advisory paid at the beginning of the fiscal year, prepaid insurance, etc.), higher amounts due from factoring agents, which was partially offset by lower VAT receivables and lower amounts attributable to assets held for sale; (v) a $0.7 million increase in trade and other accounts receivable; (vi) a $0.7 million decrease in short-term borrowings and current portion of long-term debt, principally due to lower borrowings of $2.0 million under the Argentina short-term working capital borrowing facility, which was partially offset by a $1.4 million Corporate short-term borrowing facility associated with our annual property insurance premium; and (vii) a $0.6 million increase in income taxes payable.

Accounts receivable at March 31, 2012 were $141.9 million as compared to $141.2 million at December 31, 2011, an increase of $0.7 million. The net increase in accounts receivable was primarily attributable to higher overall selling prices associated with product sold to customers during first quarter 2012 as compared to fourth quarter 2011. We believe that our reserves adequately protect us against foreseeable increased collection risk. Accounts receivable represented approximately 44 days of sales outstanding at March 31, 2012 and December 31, 2011.

Inventories at March 31, 2012 were $99.2 million, a decrease of $4.7 million from inventories at December 31, 2011 of $103.9 million. The $4.7 million decrease in inventory was comprised of a $7.1 million decrease in finished goods; partially offset by an increase in work-in process of $2.4 million. We had inventory representing approximately 37 days of cost of sales on hand at March 31, 2012 compared to 39 days of cost of sales on hand at December 31, 2011.

Accounts payable and accrued liabilities at March 31, 2012 were $184.2 million as compared to $190.5 million at December 31, 2011, a decrease of $6.3 million. Our accrued liability balances decreased by $15.1 million, while our accounts payable balances increased by $8.8 million. Of the $15.1 million decrease in accrued liabilities, $11.0 million was associated with accrued interest on the Senior Secured Notes. Interest on the Senior Secured Notes is payable twice annually on February 1st and August 1st. Of the remaining $4.1 million reduction in accrued liabilities, $3.5 million was due to our first quarter 2012 installment payment to a key supplier in the first quarter of 2012 for the aforementioned New Suzhou Medical Line. The $8.8 million increase in accounts payable was due to higher prices for raw materials. Accounts payable and accrued liabilities balances were also impacted by accruals with respect to incentive compensation plans and the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, and changes in restructuring accruals and various other accruals for non-income taxes and other third-party fees. Accounts payable and accrued liabilities represented approximately 70 days of cost of sales outstanding at March 31, 2012 compared to 71 days of cost of sales outstanding at December 31, 2011.

Comparison as of Three Months Ended March 31, 2012, Two Months Ended April 2, 2011 and One Month Ended January 28, 2011

	Three Months Ended March 31, 2012	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
	Successor	Successor	Predecessor
	(Dollars in millions)
Cash Flow Data:
Net cash provided by (used in) operating activities	$19.6	$(15.3)	$(25.3)
Net cash used in investing activities	(11.7)	(421.2)	(8.3)
Net cash (used in) provided by financing activities	(1.5)	443.1	31.4

Operating Activities

As sales volumes and raw material costs change, inventory and accounts receivable balances are expected to rise and fall, accordingly, and thus results in changes in our levels of working capital balances and cash flow from operations.

Net cash provided by operating activities was $19.6 million in the three months ended March 31, 2012, compared to cash used in operating activities of $15.3 million in the two months ended April 2, 2011, and compared to cash used in operating activities of $25.3 million in the one month ended January 28, 2011.

Three Months Ended March 31, 2012

Of the $19.6 million of cash provided by operating activities in the three month period ended March 31, 2012, $15.6 million was attributable to net income, excluding the adjustments for non-cash transactions, and $4.0 million was associated with an increase in other assets and liabilities, partially offset by a decrease in working capital.

Two Months Ended April 2, 2011

The $15.3 million of cash used in operating activities in the two month period ended April 2, 2011, was influenced by the following activities related to the Transactions: (i) we had $24.2 million of cash outlays for professional fees, excluding direct financing costs; and (ii) we had a favorable movement in other current assets as a result of the utilization of $31.1 million of restricted cash. Our operating cash flows for the two month period were negatively impacted due to the disruption of our manufacturing activities at our Cali, Colombia manufacturing facility.

One Month Ended January 28, 2011

The $25.3 million of cash used in operating activities in the one month period ended January 28, 2011, was influenced by the following activities related to the Transactions: (i) we had $6.1 million of cash outlays for professional fees, excluding direct financing costs; and (ii) we had an unfavorable movement in other current assets due to the reclassification of $31.1 million of cash and cash equivalents as restricted cash. Our operating cash flows for the one month period were negatively impacted due to the disruption of our manufacturing activities at our Cali, Colombia manufacturing facility.

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

Investing Activities

Net cash used in investing activities amounted to $11.7 million, $421.2 million and $8.3 million in the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011, respectively.

Of the $11.7 million of cash used in investing activities in the three month period ended March 31, 2012, $13.3 million was associated with capital expenditures; and $1.6 million was due to cash proceeds associated with the disposal of assets.

Of the $421.2 million of cash used in investing activities in the two month period ended April 2, 2011, $403.5 million was attributable to the Merger, representing the purchase price; $10.5 million was associated with capital expenditures; and $7.2 million of cash was used to acquire the remaining noncontrolling interest in Nanhai, China.

Of the $8.3 million of cash used in investing activities in the one month period ended January 28, 2011, $8.4 million was associated with capital expenditures and $0.1 million was due to cash proceeds associated with the disposal of assets.

Capital expenditures in all three periods were predominantly associated with our strategic capacity expansion projects (see “Recent Transactions and Events — Recent Expansion Initiatives” for further details) and our annual maintenance requirements to sustain our current operations. We estimate our annual maintenance capital expenditures to be less than $15.0 million.

As business conditions and working capital requirements change, we actively seek to manage our capital expenditures where possible, enabling us to appropriately balance cash flows from operations with capital expenditures.

Financing Activities

Net cash used in financing activities amounted to $1.5 million in the three months ended March 31, 2012, while net cash provided by financing activities amounted to $443.1 million and $31.4 million in the two months ended April 2, 2011 and the one month ended January 28, 2011, respectively.

Of the $1.5 million of cash used in financing activities in the three month period ended March 31, 2012, $1.5 million of cash proceeds was attributable to borrowings and $3.0 million of cash was used to repay borrowings.

Of the $443.1 million of cash provided by financing activities in the two month period ended April 2, 2011, $435.6 million was attributable to the Transactions and the remaining $7.5 million was associated with post-Transaction business activities. Of the $435.6 million net cash proceeds associated with the Transactions, $560.0 million of cash inflows resulted from the issuance of the Senior Secured Notes; $365.0 million of cash outlays was associated with the repayment of our pre-merger debt; $259.9 million of cash inflows related to the issuance of our common stock; and $19.3 million of cash outlays associated with loan acquisition costs. Of the remaining $7.5 million of net cash proceeds associated with post-Transactions business activities, $9.2 million were associated with cash proceeds from borrowings; and $1.7 million represented cash outlays for the repayment of debt.

Of the $31.4 million of cash provided by financing activities in the one month period ended January 28, 2011, $31.5 million of cash proceeds was attributable to borrowings in connection with the Transactions and the remaining $0.1 million net cash outlays were attributable to pre-Transactions business activities.

While we have experienced stabilization in most of our end-use markets, we continue to experience volatility in raw material pricing, including a significant increase in near term pricing and tight raw material supply conditions and increased competitive pricing pressures as new capacity comes into the market. However, based on our ability to generate positive cash flows from operations and the financial flexibility provided by our credit facilities, we believe that we have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. In addition to cash from operations, we have access to the ABL Facility (subject to the available borrowing base) as a result of the Transactions, cash on our balance sheet, our factoring agreements and our credit facility in Argentina to provide liquidity going forward.

Contractual Obligations

The following table sets forth our contractual obligations under existing debt agreements, operating leases and capital leases that have initial or non-cancellable lease terms in excess of one year as of March 31, 2012 and purchase commitments as of March 31, 2012 (dollars in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt, including short-term borrowings (1)	$599.0	$11.8	$22.9	$4.3	$560.0
Obligations under third-party, nonaffiliated operating lease agreements (2)	62.4	11.6	20.5	17.6	12.7
Capital lease obligations (3)	0.4	0.2	0.2	—	—
Purchase commitments (4)	87.0	74.2	12.8	—	—

Total (5)	$748.8	$97.8	$56.4	$21.9	$572.7

(1)	Excludes estimated cash interest payments of approximately $45.5 million, $87.9 million, $86.9 million and $86.8 million for periods less than 1 year, 1 to 3 years, 3 to 5 years and more than 5 years, respectively, based on the assumption that the rate of interest remains unchanged from March 31, 2012 and only required amortization payments are made.
(2)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.
(3)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.

(4)	Represents our commitments related to the purchase of raw materials, maintenance, converting services and capital projects, including our obligations associated with the China Capital Expansion Projects (discussed in further detail below). As of March 31, 2012, we have documentary letters of credit related to $7.2 million of raw material purchases that are included in this amount.
(5)	See “Other Obligations and Commitments” below for further discussion of other contractual obligations, including unrecognized tax obligations.

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

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, seek to repurchase our debt securities or repay loans, including the Senior Secured Notes and loans under the ABL Facility, in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Notes

In connection with the Transactions, Polymer Group issued the Senior Secured Notes which are fully, unconditionally and jointly and severally guaranteed on a senior secured basis by each of Polymer Group’s existing wholly-owned domestic subsidiaries.

The indenture governing the Senior Secured Notes, among other restrictions, limits our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v); incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.

Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or Holdings may incur.

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

As of March 31, 2012, we had no borrowings under the ABL Facility. As of March 31, 2012, the borrowing base was $34.6 million and since we had outstanding standby letters of credit of $10.9 million, the resulting net availability under the ABL Facility was $23.7 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 31, 2012.

Short-term borrowings

In the first quarter of 2012, we entered into a short-term credit facility to finance insurance premium payments. The outstanding indebtedness under this short-term borrowing facility was $1.4 million as of March 31, 2012. This facility has an interest rate of 2.63% and matures at various dates through October 1, 2012. Borrowings under this facility are included in Short-term borrowings in our Consolidated Balance Sheets.

Subsidiary Indebtedness

Argentina Indebtedness

Short-term borrowings

Our subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million as of March 31, 2012. These facilities mature at various dates through December 2012. As of March 31, 2012, the weighted average interest rate on these borrowings was 3.87%. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.

Long-term borrowings

In January 2007, our subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with a banking institution in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, amount to 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of March 31, 2012, the face amount of the outstanding indebtedness was approximately $14.7 million, consisting of the U.S. dollar-denominated loan. Concurrent with the Merger, we repaid and terminated the Argentine peso-denominated loans.

As a part of the Acquisition purchase accounting process, we adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to the fair market value as of that date. As a result, we recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. We are amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in our March 31, 2012 Consolidated Balance Sheet. Accordingly, as of March 31, 2012, the carrying amount of the Argentina Credit Facility was $14.2 million.

The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of approximately $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.

China Facility

As discussed earlier, we entered into the China Facility in the third quarter of 2010 to finance a portion of the installation of the New Suzhou Medical Line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the China Facility, excluding any interest added to principal, amounts to $20.0 million. As of March 31, 2012, we had borrowed $20.0 million under the China Facility.

The three-year term of the agreement begins with the date of the first draw down on the China Facility. We were not required to pledge any security for the benefit of the China Facility. The interest rate applicable to borrowings under the China Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender’s internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than one-year LIBOR plus 250 points. We are obligated to repay $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid in the fourth quarter of 2013.

Other Subsidiary Indebtedness

As of March 31, 2012, our subsidiaries also had other letters of credit in the amount of $7.2 million, which was primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of March 31, 2012.

Operating Lease Obligations

We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $3.5 million, $1.0 million and $0.9 million for the three months ended March 31, 2012, the two months ended April 2, 2011 and the one month ended January 28, 2011. The expenses are recognized on a straight-line basis over the life of the lease. Certain of these leases associated with our PGI Spain business were cancelled in conjunction with the Transactions. If we were to exclude the impact of the cancelled leases on our predecessor financial periods, our rent expense would have been approximately $0.5 million for the one month ended January 28, 2011.

On October 7, 2011, an equipment lease agreement associated with our new U.S. spunmelt line commenced (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. In the first quarter of 2011, we paid $2.1 million pursuant to the Equipment Lease Agreement. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million.

Purchase Commitments

Of our $87.0 million of purchase commitments at March 31, 2012, $50.1 million related to the future purchase of raw materials, $36.4 million represents commitments for the acquisition of the New China Hygiene Line in China and $0.5 million related to the purchase of maintenance and converting services.

China Hygiene Expansion Project. On June 30, 2011, we entered into a firm purchase commitment to acquire a spunmelt line, the New China Hygiene Line. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, the existing U.S.-based credit facility and new China-based financing, as needed. As of March 31, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $59.0 million, which includes $36.4 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $59.0 million, $29.9 million and $28.6 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years. On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of March 31, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €25.3 million, which is the equivalent of $36.4 million.

Other Obligations and Commitments

Factoring Agreements

We have entered into factoring agreements to sell, without recourse or discount, certain of our U.S. and non-U.S. company-based receivables to unrelated, third-party financial institutions for a fee based upon the gross amount of the receivables sold.

Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreements that our Mexico, Colombia and Spain subsidiaries have entered into associated with the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $48.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

The sale of our receivables under our factoring agreements accelerates the collection of cash associated with trade receivables and reduces customer credit exposure. The net amount of trade receivables due from the factoring entities, and therefore, excluded from our accounts receivable, was $8.1 million as of March 31, 2012. We may in the future increase the sale of receivables or enter into additional factoring agreements.

Other Obligations

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $27.2 million as of March 31, 2012 have been excluded from the contractual obligations table above. Through March 31, 2012, we have contributed $1.1 million and plan to contribute an additional $4.1 million to our pension and postretirement plans in 2012. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

Covenant Compliance

Under the indenture governing the Senior Secured Notes and under the credit agreement governing our ABL Facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Our Senior Secured Notes and ABL Facility generally define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring and other items permitted in calculating covenant compliance under the indenture governing the Senior Secured Notes and the credit agreement governing our ABL Facility.

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

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing the Senior Secured Notes and in our ABL Facility. Adjusted EBITDA is a material component of these covenants.

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

The following table reconciles net loss to Adjusted EBITDA (dollars in millions):

	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
Net loss	$(0.3)	$(40.3)
Loss from discontinued operations	—	5.1
Loss from sale of discontinued operations	—	0.7
Interest expense, net	12.8	51.0
Income and franchise tax expense	4.5	1.3
Depreciation & amortization (a)	15.2	60.4
Adjustments resulting from application from purchase accounting (b)	0.3	3.5
Non-cash compensation (c)	0.2	0.7
Special charges (d)	2.4	18.8
Foreign currency and other non-operating (gain) loss, net (e)	(0.4)	20.9
Severance and relocation expenses (f)	0.8	2.9
Unusual or non-recurring charges, net	0.1	1.3
Business optimization expense (g)	0.4	0.9
Management, monitoring and advisory fees (h)	0.8	3.2
Annualized incremental contribution from Cali, Colombia spunmelt lines (i)	—	10.0

Adjusted EBITDA	$36.8	$140.4

(a)	Excludes loan amortization costs that are included in interest expense.
(b)	Reflects adjustments to inventory related to the step-up in value pursuant to U.S. GAAP resulting from the application of purchase accounting in relation to the Transactions.
(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock option plans.
(d)	Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities and other charges included in Special charges, net in our consolidated statement of operations.

(e)	Reflects (gains) losses from foreign currency translation of intercompany loans, unrealized (gains) losses on interest rate and foreign currency hedging transactions, (gains) losses on sales of assets outside the ordinary course of business, factoring costs and certain other non-operating (gains) losses recorded in Foreign Currency and Other (Gain) Loss, net above as well as (gains) losses from foreign currency transactions recorded in Other Operating (Income) Loss, net above.
(f)	Reflects severance and relocation expenses not included under Special charges above.
(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.
(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.
(i)	Represents the annualized earnings of our spunmelt lines in Cali, Colombia for the period the plant was down due to the flooding. The adjustment is based on the actual earnings of the spunmelt lines in Colombia during the third quarter of 2010.

Hedging Activities

Foreign Exchange Forward Contracts

On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of March 31, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €25.3 million, which is the equivalent of $36.4 million.

Interest Rate Swap Contracts

Prior to the Transactions, we maintained a portion of our position in a cash flow hedge agreement originally entered in February 2007. The cash flow hedge agreement effectively converted $240.0 million of notional principal amount of our predecessor credit facility from a variable LIBOR rate to a fixed LIBOR rate. In connection with the Transactions, we settled the 2009 Interest Rate Swap for a cost of $2.1 million.

Further details associated with our predecessor interest rate swap contracts are discussed in Note 14 “Derivative and Other Financial Instruments and Hedging Activities” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was not significant during 2012 and 2011. However, we continue to be impacted by rising raw material costs. See our “Quantitative and Qualitative Disclosures About Market Risk” included below within this Quarterly Report.

Recent Accounting Standards

In May 2011, the FASB issued ASU 2011-04 to amend certain guidance in ASC 820, “Fair Value Measurement”. This update provides guidance to improve the consistency of the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to amend certain guidance in ASC 220, “Comprehensive Income”. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. Further, the guidance requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12 which indefinitely deferred the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles-Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 to amend certain guidance in ASC 210-20, “Balance Sheet: Offsetting”. This update enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with US GAAP or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should be applied retrospectively to all comparative periods presented. We are still assessing the potential impact of adoption.

Critical Accounting Policies and Other Matters

The analysis and discussion of our financial position and results of operations is based upon our consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. We evaluate these estimates and assumptions on an ongoing basis including, but not limited to, those related to revenue recognition, accounts receivable, including concentration of credit risks, acquisitions, inventories, income taxes, impairment of long-lived assets, impairment of indefinite-lived intangible assets, stock-based compensation and restructuring. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results.

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

Accounts Receivable and Concentration of Credit Risks. Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers’ financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash inflows from product sales, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At March 31, 2012, a reserve of $1.1 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of March 31, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

Impairment of Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets are comprised of the goodwill and the trade name and trademarks that we recognized as a result of the Transactions. We test goodwill for impairment on at least an annual basis. Our impairment test for goodwill requires us to compare the carrying value of reporting units with assigned goodwill to fair value. If the carrying value of a reporting unit exceeds its fair value, we may be required to record an impairment charge to goodwill. When testing goodwill, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Our annual goodwill impairment testing date is during the fourth quarter of each fiscal year to be in alignment with our annual business planning and budgeting process. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. We completed our last annual impairment testing of goodwill in fourth quarter 2011, and as a result of that analysis, we concluded that we had an impairment of goodwill of approximately $7.6 million which was attributed to four of our twelve reporting units. As of March 31, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for our indefinite-lived intangible assets. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Long-Term Debt and Interest Rate Market Risk

Our long-term financing consists of $560.0 million of 7.75% senior secured notes due 2019. As fixed-rate debt, the interest would not change with a change in the market interest rate. Certain of our subsidiary indebtedness have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of March 31, 2012, would change our interest expense by approximately $0.3 million.

The estimated fair value of our outstanding long-term debt, including current portion, as of March 31, 2012, was approximately $622.4 million.

Foreign Currency Exchange Rate Risk

We manufacture, market and distribute certain of our products in Europe, Canada, Latin America and Asia. As a result, our results of operations could be significantly affected by factors such as changes in foreign currency rates in the foreign markets in which we maintain a manufacturing or distribution presence. However, such currency fluctuations have much less effect on our local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured. During 2012 and 2011, certain currencies of countries in which we conduct foreign currency denominated business moved against the U.S. dollar and had a significant impact on sales, with a lesser effect on operating income.

On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of March 31, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €25.3 million, which is the equivalent of $36.4 million.

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

We have not historically hedged our exposure to raw material increases with synthetic financial instruments. However, we have certain customer contracts with price adjustment provisions which provide for index-based pass-through of changes in the underlying raw material costs, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of net sales have decreased from 58.2% in fiscal 2011 to 53.8% for the three months ended March 31, 2012. On a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our COGS would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.2 million, on an annualized basis based on current purchase volumes in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our COGS would decrease and our operating profit would correspondingly increase.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party or subject to any pending legal proceedings other than ordinary routine litigation incidental to our business, none of which are deemed material.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibits required to be filed in connection with this Quarterly Report on Form 10-Q are listed below.

Exhibit No.	Description

10.1	Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

100	XBLR related documents

101	Interactive data file

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: May 15, 2012	By:	/S/ VERONICA M. HAGEN
Veronica M. Hagen Chief Executive Officer

Date: May 15, 2012	By:	/S/ DENNIS E. NORMAN
Dennis E. Norman Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2012	By:	/s/ James L. Anderson
James L. Anderson Chief Accounting Officer (Principal Accounting Officer)