Form 10-Q
period 2012-06-30
POLYMER GROUP INC
filed 2012-08-13
CIK 927417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 1,000 shares of the registrant’s common stock issued and outstanding. Effective January 28, 2011, the registrant was acquired by Scorpio Acquisition Corporation. There is no public trading in the registrant’s common stock.

POLYMER GROUP, INC.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q:

The terms “Polymer Group”, “Company”, “we”, “us”, and “our” as used in this Form 10-Q, with the exception of Item 1 of Part I, refer to Polymer Group, Inc. and its subsidiaries. The terms “Parent” and “Holdings” as used within this Form 10-Q refer to Scorpio Acquisition Corporation and Scorpio Holdings Corporation, respectively.

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

Important factors that could adversely affect our business, financial condition or results of operations are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that these events will occur or that our results will be as anticipated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation

Acquisition

On October 4, 2010, Polymer Group, Scorpio Merger Sub Corporation (“Merger Sub”), Parent and Matlin Patterson Global Opportunities Partners L.P. entered into an Agreement and Plan of Merger (the “Merger Agreement”). On January 28, 2011, Merger Sub merged with and into Polymer Group (the “Acquisition” or “Merger”), with Polymer Group being the surviving corporation following the Merger. As a result of the Merger, certain private investment funds affiliated with The Blackstone Group (our “Sponsor” or “Blackstone”), along with co-investors, and certain members of the Company’s management (the “Management Participants”), collectively referred to in this Quarterly Report on Form 10-Q as the “Investor Group”, through the ownership of Holdings, beneficially own all of the issued and outstanding capital stock of Polymer Group. As a result, Polymer Group became a privately-held company. A portion of the aggregate merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of the personal holding company (“PHC”) rules of the Internal Revenue Code of 1986, as amended (the “Code”), to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger. As more fully described in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”, we received a favorable ruling from the Internal Revenue Service (the “IRS”) associated with the PHC issue in December 2011, and the parties agreed prior to the end of fiscal 2011 to allow for the release of the escrow fund, net of certain expenses.

Blackstone and the Management Participants invested $259.9 million in equity (including management rollover) in Holdings and Management Participants received options to acquire shares of Holdings. The Merger, the equity investment by the Investor Group, the offering of $560 million of 7.75% senior secured notes, due 2019, entering into the ABL Facility (as defined in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures — Acquisition of Polymer Group, Inc. by Blackstone”), the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Quarterly Report on Form 10-Q as the “Transactions”.

The Acquisition was accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Accordingly, our accounting for the Merger requires that the purchase accounting treatment of the Merger be “pushed down”, resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date of January 28, 2011. Although we continued as the same legal entity after the Merger, the application of push-down accounting represents the termination of the old reporting entity and the creation of a new reporting entity. Accordingly, the two entities are not presented on a consistent basis of accounting. As a result, our consolidated financial statements for 2011 are presented for the period from January 29, 2011 through December 31, 2011 and for the new reporting entity succeeding the Merger (the “Successor”), and for the period from January 2, 2011 through January 28, 2011 and for the old reporting entity preceding the Merger (the “Predecessor”).

The allocation of purchase price to the assets and liabilities as of January 28, 2011 has been determined by management with the assistance of outside valuation experts. Our outside valuation experts measured the fair value of our inventories, property, plant and equipment and intangible assets. Prior to fourth quarter 2011, we were utilizing a preliminary valuation analysis prepared by our outside valuation experts. Our outside valuation experts’ final assessment differed materially from their preliminary analysis. Accordingly, we have retroactively adjusted purchase accounting to the date of the Acquisition.

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POLYMER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78,070	$72,742
Accounts receivable, net	139,470	141,172
Inventories, net	97,780	103,911
Deferred income taxes	4,383	4,404
Other current assets	38,604	36,044

Total current assets	358,307	358,273
Property, plant and equipment, net of accumulated depreciation of $75,692 as of June 30, 2012 and $46,440 as of December 31, 2011	486,175	493,352
Goodwill	80,415	80,546
Intangible assets, net of accumulated amortization of $12,248 as of June 30, 2012 and $7,948 as of December 31, 2011	79,516	83,751
Deferred income taxes	1,942	1,939
Other noncurrent assets	40,554	42,717

Total assets	$1,046,909	$1,060,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,725	$5,000
Accounts payable and accrued liabilities	199,249	190,516
Income taxes payable	2,536	1,023
Deferred income taxes	1,690	1,691
Current portion of long-term debt	9,536	7,592

Total current liabilities	216,736	205,822
Long-term debt	583,637	587,853
Deferred income taxes	34,646	34,807
Other noncurrent liabilities	41,529	44,799

Total liabilities	876,548	873,281
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	261,536	260,597
Retained deficit	(88,530)	(76,171)
Accumulated other comprehensive income	(2,645)	2,871

Total equity	170,361	187,297

Total liabilities and equity	$1,046,909	$1,060,578

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands)

	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011
Net sales	$296,244	$296,457
Cost of goods sold	249,825	247,845

Gross profit	46,419	48,612
Selling, general and administrative expenses	35,180	37,335
Special charges, net	8,753	3,120
Other operating (income) loss, net	(159)	971

Operating income	2,645	7,186
Other expense:
Interest expense, net	12,738	12,419
Foreign currency and other loss, net	3,160	1,014

Loss before income tax expense and discontinued operations	(13,253)	(6,247)
Income tax (benefit) expense	(1,159)	599

Loss from continuing operations	(12,094)	(6,846)
Loss from operations of discontinued business	—	(2,338)
Loss on sale of discontinued operations	—	(215)

Loss from discontinued operations, net of tax	—	(2,553)

Net loss attributable to Polymer Group, Inc.	$(12,094)	$(9,399)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Net sales	$591,415	$495,494	$84,606
Cost of goods sold	491,809	422,174	68,531

Gross profit	99,606	73,320	16,075
Selling, general and administrative expenses	69,310	63,822	11,564
Special charges, net	11,172	28,068	20,824
Other operating (income) loss, net	(519)	1,201	(564)

Operating income (loss)	19,643	(19,771)	(15,749)
Other expense:
Interest expense, net	25,587	20,647	1,922
Foreign currency and other loss, net	3,097	1,363	82

Loss before income tax expense and discontinued operations	(9,041)	(41,781)	(17,753)
Income tax expense	3,318	678	549

Loss from continuing operations	(12,359)	(42,459)	(18,302)
(Loss) income from operations of discontinued business	—	(2,829)	182
Loss on sale of discontinued operations	—	(215)	—

(Loss) income from discontinued operations, net of tax	—	(3,044)	182

Net loss	(12,359)	(45,503)	(18,120)
Net income attributable to noncontrolling interests	—	(59)	(83)

Net loss attributable to Polymer Group, Inc.	$(12,359)	$(45,562)	$(18,203)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In Thousands)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Net loss	$(12,094)	$(9,399)	$(12,359)	$(45,503)	$(18,120)
Other comprehensive (loss) income, net of tax
Unrealized currency translation adjustments	(10,091)	5,742	(5,268)	11,902	2,845
Employee postretirement benefits	(248)	—	(248)	—	—
Cash flow hedge adjustments	—	—	—	—	183

Total other comprehensive (loss) income, net of tax	(10,339)	5,742	(5,516)	11,902	3,028

Comprehensive loss	(22,433)	(3,657)	(17,875)	(33,601)	(15,092)
Comprehensive income attributable to noncontrolling interests	—	—	—	(121)	(83)

Comprehensive loss attributable to Polymer Group, Inc.	$(22,433)	$(3,657)	$(17,875)	$(33,722)	$(15,175)

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In Thousands)

For the Six Months Ended June 30, 2012

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 31, 2011	1	$—	$260,597	$(76,171)	$2,871	$187,297
Amounts due to shareholders	—	—	526	—	—	526
Net loss	—	—	—	(12,359)	—	(12,359)
Compensation recognized on share-based awards	—	—	413	—	—	413
Employee benefit plans, net of tax	—	—	—	—	(248)	(248)
Currency translation adjustments, net of tax	—	—	—	—	(5,268)	(5,268)

Balance — June 30, 2012	1	—	$261,536	$(88,530)	$(2,645)	$170,361

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Operating activities
Net loss	$(12,359)	$(45,562)	$(18,203)
Adjustments for non-cash transactions:
Deferred income taxes	3	(971)	—
Depreciation and amortization expense	32,371	24,523	3,535
Inventory step-up related to merger	—	13,012	—
Inventory absorption related to step-up depreciation	—	(67)	—
(Gain) loss on derivatives and other financial instruments	(147)	—	187
(Gains) losses on sale of assets, net	(11)	201	(25)
Non-cash compensation	413	481	13,591

Changes in operating assets and liabilities:
Accounts receivable, net	(144)	(23,798)	(3,287)
Inventories, net	4,842	(27,417)	(2,988)
Other current assets	(4,146)	31,848	(38,025)
Accounts payable and accrued liabilities	15,378	5,448	17,238
Other, net	1,467	(1,635)	2,707

Net cash provided by (used in) operating activities	37,667	(23,937)	(25,270)

Investing activities
Purchases of property, plant and equipment	(29,630)	(33,584)	(8,405)
Proceeds from sale of assets	1,657	9,191	105
Acquisition of noncontrolling interest	—	(7,246)	—
Acquisition of intangibles and other	(110)	(95)	(5)
Acquisition of Polymer Group, Inc.	—	(403,496)	—

Net cash used in investing activities	(28,083)	(435,230)	(8,305)

Financing activities
Proceeds from Issuance of Senior Secured Notes	—	560,000	—
Proceeds from long-term borrowings	25	7,000	31,500
Proceeds from short-term borrowings	4,943	3,245	631
Repayment of Term Loan	—	(286,470)	—
Repayment of long-term borrowings	(2,350)	(49,197)	(24)
Repayment of short-term borrowings	(6,233)	(33,176)	(665)
Loan acquisition costs	—	(19,252)	—
Issuance of common stock	—	259,865	—

Net cash (used in) provided by financing activities	(3,615)	442,015	31,442

Effect of exchange rate changes on cash	(641)	1,238	549

Net increase (decrease) in cash and cash equivalents	5,328	(15,914)	(1,584)
Cash and cash equivalents at beginning of period	72,742	70,771	72,355

Cash and cash equivalents at end of period	$78,070	$54,857	$70,771

See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Description of Business and Basis of Presentation

Description of Business

Polymer Group, Inc. (“Polymer” or “PGI”) and its subsidiaries (together with PGI, the “Company”) is a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with thirteen manufacturing and converting facilities throughout the world, and a presence in nine countries. The Company’s main sources of revenue are the sales of primary and intermediate products to the hygiene, healthcare, wipes and industrial markets.

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

The Acquisition has been accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations and accordingly, the Company’s assets and liabilities, excluding deferred income taxes, were recorded using their fair value as of January 28, 2011.

Although Polymer continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows and comprehensive income (loss) are presented for two different reporting entities:

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

In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles- Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

Note 2.  Concentration of Credit Risks and Accounts Receivable Factoring Agreements

Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $2.4 million at June 30, 2012 and $1.1 million at December 31, 2011, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to the Procter & Gamble Company (“P&G”) accounted for 15.7% and 13.7% of the Company’s sales in the first six months of fiscal 2012 and 2011, respectively.

The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company’s subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements (the “Foreign Subsidiary Factor Agreements”) to sell, without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the Foreign Subsidiary Factoring Agreements, the maximum amount of outstanding advances at any one time is $46.9 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.

A total of approximately $178.2 million and $129.8 million of receivables have been sold under the terms of the factoring agreements during the six months ended June 30, 2012 and the six months ended July 2, 2011, respectively. The increase in the receivables sold between the first six months of 2012 and the first six months of 2011 was due primarily to additional receivables sold from the Company’s Colombia and Netherlands operations, which commenced their factoring programs in July 2011 and March 2012, respectively.

The Company’s use of factoring arrangements accelerates cash collection from product sales. Other benefits include the reduction of customer credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing” (“ASC 860”). The gross amount of outstanding trade receivables sold to the factoring entities and, therefore, excluded from the Company’s accounts receivable, was $43.7 million and $42.5 million as of June 30, 2012 and December 31, 2011, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $6.7 million and $7.6 million at June 30, 2012 and December 31, 2011 and is shown in Other current assets in the Consolidated Balance Sheets. As such, the net amount of factored receivables was $37.0 million and $34.9 million as of June 30, 2012 and December 31, 2011, respectively.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are included in Foreign currency and other loss, net in the Consolidated Statements of Operations. The Company incurred approximately $0.6 million, $0.4 million, and $0.1 million of factoring fees during the six months ended June 30, 2012, the five months ended July 2, 2011 and the one month ended January 28, 2011, respectively. The Company incurred approximately $0.3 and $0.2 of factoring fees during the three months ended June 30, 2012 and July 2, 2011, respectively.

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

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$7,363	$—	$8,110	$—	$—
Plant realignment costs	323	770	996	1,052	194
IS support outsource initiative	512	—	789	—	—
Other restructure initiatives	113	—	163	—	—

Total restructuring and plant realignment costs	8,311	770	10,058	1,052	194

Acquisition and merger related costs
Blackstone acquisition costs	89	1,199	450	25,413	6,137
Accelerated vesting of share-based awards	—	—	—	—	12,694

Total acquisition and merger related costs	89	1,199	450	25,413	18,831

Other special charges
Colombia flood	—	542	—	639	1,685
Other charges	353	609	664	964	114

Total other special charges	353	1,151	664	1,603	1,799

	$8,753	$3,120	$11,172	$28,068	$20,824

Restructuring and Plant Realignment Costs

Internal redesign and restructuring of global operations

On April 10, 2012, the Board of Directors of the Company approved an internal redesign and restructuring of global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The majority of the restructuring costs were accounted for in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits”. As a result of this initiative, the Company incurred $7.4 million and $8.1 million of costs in the three and six months ended June 30, 2012, respectively. The Company anticipates that the substantial majority of the restructuring will be completed by the end of fiscal year 2012.

Of the $7.4 million, $6.1 million was associated with employee termination expenses; $0.9 million was associated with professional consulting fees; $0.4 million was associated with employee relocation and recruitment fees, professional fees and other administrative costs.

Of the $8.1 million, $6.1 million was associated with employee termination expenses; $1.6 million was associated with professional consulting fees; $0.4 million was associated with employee relocation and recruitment fees, professional fees and other administrative costs.

The Company anticipates additional pre-tax costs to be within a range of $1.2 million to $4.3 million, which will primarily be associated with additional employee termination expenses.

Plant Realignment Costs

The $0.3 million of plant realignment costs incurred in the three month period ended June 30, 2012 is primarily due to severance and other shut-down costs for restructuring activities in Europe. The $0.8 million of plant realignment costs incurred in the three month period ended July 2, 2011 is due to severance and other shut-down costs for restructuring activities in the Americas, primarily the United States and Argentina.

The $1.0 million of plant realignment costs incurred in the six month period ended June 30, 2012 is comprised of $0.6 million $0.3 million and $0.1 million of severance and other shut-down costs for restructuring activities in the Europe, United States and Canada, respectively. The $1.1 million of plant realignment costs incurred in the five month period ended July 2, 2011 is comprised of $1.0 million and $0.1 million of severance and other shut-down costs for restructuring activities in the Americas (primarily the United States and Argentina) and Europe, respectively. The $0.2 million of restructuring and plant realignment costs incurred in the one month period ended January 28, 2011 is comprised of severance and other shut-down costs for restructuring activities in the Americas, primarily the United States.

IS Support Initiative

The $0.5 million and $0.8 million of costs incurred in the three and six months ended June 30, 2012 is associated with the Company’s initiative to utilize a third-party service provider for its IS support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. The costs consist primarily of employee termination and severance expenses.

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

The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities as of and for the six month period ended June 30, 2012 (in thousands):

Balance accrued at beginning of period	$1,100
2012 restructuring and plant realignment costs:	10,058
Cash payments	(3,876)
Adjustments	(216)

Balance accrued at end of period	$7,066

Acquisition and Merger Related Costs

Blackstone Acquisition Costs

As a result of the Acquisition, the Company recognized $0.1 million, $1.2 million, $0.5 million, $25.4 million and $6.1 million of expense associated with professional fees and other transaction-related costs during the three months ended June 30, 2012, the three months ended July 2, 2011, the six months ended June 30, 2012, the five months ended July 2, 2011 and the one month period ended January 28, 2011, respectively. The Company incurred $19.3 million in direct financing costs associated with the issuance of the $560 million aggregate 7.75% senior secured notes (the “Senior Secured Notes”) and associated with entering into the senior secured asset-based revolving credit facility (the “ABL Facility”). These costs were recognized as an intangible asset on the Consolidated Balance Sheet as of December 31, 2011.

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

Other Special Charges

Colombia Flood

In December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where its manufacturing facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter 2011.

The Company recognized net expenses in Special Charges, net of $0.5 million, $0.6 million and $1.7 million associated with the restoration of the Colombia manufacturing facility during the three months ended July 2, 2011, the five months ended July 2, 2011 and the one month period ended January 28, 2011, respectively.

The fiscal year 2011 amounts were net of insurance proceeds. Further, during the five months ended July 2, 2011, the Company capitalized $7.4 million of costs that were incurred to bring the manufacturing equipment to a functional state.

Other Charges

Other charges consist of expenses related to the Company’s pursuit of other business transaction opportunities.

The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in acquisitions or dispositions of assets or businesses in order to optimize the Company’s overall business, performance or competitive position, some of which may be significant. To the extent any such decisions are made, the Company would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material.

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

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Net sales	$—	$12,243	$—	$20,850	$4,060

Pre-tax (loss) income	—	(2,295)	—	(2,772)	320
Income tax expense	—	43	—	57	138

Net (loss) income	$—	$(2,338)	$—	$(2,829)	$182

The tax expense for Difco was $0.04 million, $0.06 million and $0.1 million for the three months ended July 2, 2011, the five months ended July 2, 2011 and the one month ended January 28, 2011, respectively. The actual tax expense differs from such expense determined at the U.S. statutory rate primarily due to intercompany profits, currency differences, losses with no expectation of future benefits and unrecognized tax benefits. The differences of the tax expense between respective periods are primarily due to differences in the pre-tax book profits.

The Company received $10.9 million of cash proceeds on the sale of Difco consisting of $9.2 million related to working capital assets from the April 2011 Asset Sale and $1.7 million for the sale of the land, building and remaining equipment from the September 2011 Asset Sale.

Note 5.  Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$47,751	$54,089
Work in process	10,866	9,574
Raw materials and supplies	39,163	40,248

	$97,780	$103,911

Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $3.1 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.

Note 6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable to vendors	$130,967	$116,723
Accrued salaries, wages, incentive compensation and other fringe benefits	19,237	22,705
Accrued interest	18,450	18,630
Other accrued expenses	30,595	32,458

	$199,249	$190,516

Note 7.  Debt

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
7.75% Senior Secured Notes due 2019; denominated in U.S. dollars with interest due semi-annually each February 1 and August 1	$560,000	$560,000

Argentine Facility — interest at 3.41% and 3.46% as of June 30, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due May 2016	13,346	15,013

China Credit Facility — Healthcare Line — weighted average interest of 5.47% and 5.58% as of June 30, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due November 2013	19,500	20,000

Capital lease obligations	327	432

	593,173	595,445

Less: Current maturities	(9,536)	(7,592)

	$583,637	$587,853

ABL Facility

As of June 30, 2012, the Company had no borrowings under the ABL Facility. Further, as of June 30, 2012, the borrowing base availability was $32.0 million and since the Company had outstanding letters of credit of $11.0 million, the resulting net availability under the ABL Facility was $21.0 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of either June 30, 2012 or December 31, 2011.

Short-term Borrowings

In the first six months of 2012, the Company has entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.7 million as of June 30, 2012. These facilities have an interest rate of 2.63% and mature at various dates through January 1, 2013. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.

Subsidiary Indebtedness

Short-term borrowings

The Company’s subsidiary in Argentina enters into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million and $5.0 million as of June 30, 2012 and December 31, 2011, respectively. These facilities mature at various dates through November 2012. As of June 30, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 6.0% and 3.00%, respectively. Borrowings under these facilities are included in Short- term borrowings in the Consolidated Balance Sheets.

Other Subsidiary Indebtedness

As of June 30, 2012 and December 31, 2011, the Company also had other documentary letters of credit not associated with the ABL Facility in the amount of $4.8 million and $4.4 million, respectively, which were primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of either June 30, 2012 or December 31, 2011.

Note 8.  Income Taxes

During the three month periods ended June 30, 2012 and July 2, 2011, the Company’s effective tax rates were 8.7% and (9.6)%, respectively. During the six month period ended June 30, 2012, the Company’s effective tax rate was (36.7)%. During the five month period ended July 2, 2011 and the one month period ended January 28, 2011, the Company’s effective tax rates were (1.6)% and (3.1)%, respectively. The Company’s income tax expense in any period is different than such expense determined at the U.S. statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties in accordance with ASC 740, “Income Taxes”, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.

The total unrecognized tax benefit (“UTB”) of $24.2 million as of June 30, 2012, which includes $12.3 million of interest and penalties, represents the amount of UTBs that, if recognized, would impact the effective income tax rate in future periods. Included in the balance of UTBs as of June 30, 2012 was $3.4 million related to tax positions for which it is reasonably possible that the total amount could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to the lapse of statutes of limitations.

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

Components of net periodic benefit costs for the specified periods are as follows (in thousands):

	Successor				Predecessor
Pension Benefits	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$504	$531	$1,014	$890	$159
Interest costs on projected benefit obligation and other	1,429	1,631	2,871	2,738	492
Return on plan assets	(1,602)	(1,785)	(3,218)	(2,997)	(539)
Curtailment / settlement loss	233	—	233	—	—
Amortization of transition costs and other	(15)	(30)	(31)	(49)	(8)

Periodic benefit cost, net	$549	$347	$869	$582	$104

The components of net periodic benefit cost for the 2011 periods have been reclassified in order to conform to the 2012 presentation.

	Successor				Predecessor
Postretirement Benefit Plans	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$17	$22	$35	$37	$7
Interest costs on projected benefit obligation and other	54	75	108	126	23
Curtailment / settlement loss	15	—	15	—	—
Amortization of transition costs and other	6	(81)	12	(136)	(25)

Periodic benefit cost, net	$92	$16	$170	$27	$5

As of June 30, 2012, the Company had contributed $2.5 million to its pension and postretirement benefit plans for the 2012 benefit year. The Company’s contributions include amounts required to be funded with respect to a defined benefit pension plan relating to the Company’s Canadian operations. The Company presently anticipates contributing an additional $2.5 million to fund its plans in 2012, for a total of $5.0 million.

Note 10.  Other Operating (Income) Loss, Net and Foreign Currency Loss (Gain), Net

For the three months ended June 30, 2012, Other operating (income) loss, net was income of $0.2 million associated with foreign currency gains. For the three months ended July 2, 2011, Other operating (income) loss, net was a loss of $1.0 million which included (i) a loss of $1.2 million associated with foreign currency losses and (ii) income of $0.2 million associated with a customer licensing agreement related to a third-party manufacture of product.

For the six months ended June 30, 2012, Other operating (income) loss, net was income of $0.5 million associated with foreign currency gains. For the five months ended July 2, 2011, Other operating (income) loss, net was a loss of $1.2 million which included (i) a loss of $1.5 million associated with foreign currency losses and (ii) income of $0.3 million associated with a customer licensing agreement related to a third-party manufacture of product. For the one month ended January 28, 2011, Other operating (income) loss, net was income of $0.6 million which included (i) income of $0.5 million associated with foreign currency gains and (ii) income of $0.1 million associated with a customer licensing agreement related to a third-party manufacture of product.

Foreign Currency Loss (Gain), Net

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

The Company’s foreign currency loss (gain), net is shown in the table below (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Included in Other operating (income) loss, net	$(159)	$1,158	$(519)	$1,472	$(504)
Included in Foreign currency and other loss, net	2,139	52	1,811	300	150

	$1,980	$1,210	$1,292	$1,772	$(354)

Note 11.  Derivatives and Other Financial Instruments and Hedging Activities

The Company is exposed to certain risks arising from business operations and economic factors. The Company uses derivative financial instruments to manage market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized, entered into with high-quality counterparties and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

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

The Company documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions and the methodologies that will be used for measuring effectiveness and ineffectiveness. This process includes linking all derivatives that are designated as cash flow or fair value hedges to specific assets and liabilities on the balance sheet or to specific firm commitments. The Company then assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in fair values or cash flows of hedged items. Such assessments are conducted in accordance with the originally documented risk management strategy and methodology for that particular hedging relationship.

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

On February 8, 2010, the Company entered into a series of foreign exchange forward contracts (put options and call options) with a third-party financial institution (the “2010 FX Forward Contracts”) that provided for a floor and ceiling price on payments related to the Company’s new healthcare line under construction in Suzhou, China (the “New China Healthcare Line”). The objective of the 2010 FX Forward Contracts was to hedge the changes in fair value of a firm commitment to purchase equipment attributable to changes in foreign currency rates between the Euro and U.S. dollar through the date of acceptance of the equipment.

On January 19, 2011, the Company terminated and settled the 2010 FX Forward Contracts for $0.5 million and entered into new foreign exchange forward contracts with a third-party institution (the “January 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the New China Healthcare Line equipment purchase contract. Through the date of terminating the 2010 FX Forward Contracts, the Company continued to recognize the asset associated with the unrecognized firm commitment and the liability associated with the 2010 FX Forward Contracts. The impact of the 2010 FX Forward Contracts on Foreign currency and other loss, net in the Consolidated Statements of Operations was a gain of $0.03 million for the one month ended January 28, 2011. The objective of the January 2011 FX Forward Contracts was to minimize foreign currency exchange risk on certain future cash commitments related to the New China Healthcare Line.

On July 8, 2011, the Company completed commercial acceptance of the New China Healthcare Line. The Company recorded a liability for the remaining balance due. In accordance with ASC 815, the hedge designation of the January 2011 FX Forward Contracts was removed at that time. Through the date the hedge was undesignated and the liability recorded, the Company continued to recognize the asset associated with the unrecognized firm commitment and the associated liability. The Company carried the January 2011 FX Forward Contracts at fair value and recorded gains and losses in Foreign currency and other loss, net in the Consolidated Statements of Operations.

The Company remitted the final payment related to the New China Healthcare Line equipment purchase contract on March 23, 2012. The January 2011 FX Forward Contracts expired simultaneously with that final payment. The impact of the January 2011 FX Forward Contracts on Foreign currency and other loss, net was a loss of $0.1 million for the six months ended June 30, 2012.

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

In January 2012, the Company executed an amendment to the underlying equipment purchase contract which resulted in a change to the payment schedule but did not change the total payment amount of the equipment purchase contract. Accordingly, the Company modified the notional amounts of the June 2011 FX Forward Contracts which coincided with the dates of the amended payments to maintain the synchronization of the June 2011 FX Forward Contracts with the underlying contract payments, as amended. As a result, the June 2011 FX Forward Contracts remain highly effective and continue to qualify for hedge accounting treatment in accordance with ASC 815. As of June 30, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.

The Company has historically used interest-rate derivative instruments to manage its exposure related to movements in interest rates with respect to its debt instruments. On February 12, 2009, to mitigate its interest rate exposure as required by the Company’s predecessor credit facility, the Company entered into the 2009 Interest Rate Swap which was designated as a cash flow hedge and became effective on June 30, 2009. As of September 17, 2009, in accordance with the applicable guidance, the Company concluded that 92% of the 2009 Interest Rate Swap was no longer effective; accordingly, 92% of $3.9 million related to the 2009 Interest Rate Swap and included in Accumulated Other Comprehensive Income was frozen and was to be reclassified to earnings as future interest payments were made throughout the term of the 2009 Interest Rate Swap, which was set to expire on June 30, 2011. This portion of the notional amount no longer met the criteria for cash flow hedge accounting treatment in accordance with ASC 815. Concurrent with the Acquisition, the Company settled the 2009 Interest Rate Swap liability, since the Company repaid its predecessor credit facility.

The impact of the accounting associated with the 2009 Interest Rate Swap on Interest expense, net in the Consolidated Statements of Operations was an increase of $0.2 million for the one month period ended January 28, 2011.

The following table summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Foreign currency hedges:
Foreign exchange contracts (1)	$26,488	$(3,432)	$40,265	$(3,807)
Foreign exchange contracts — undesignated (2)	—	—	3,680	(147)

Net value	$26,488	$(3,432)	$43,945	$(3,954)

(1)	As disclosed above, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011.
(2)	As disclosed above, the January 2011 FX Forward Contracts were undesignated as a hedge on July 8, 2011 due to commercial acceptance of the New China Healthcare Line and subsequent recording of the remaining liability. The January 2011 FX Forward Contracts expired in March 2012 in conjunction with the final payment of the equipment purchase contract for the New China Healthcare Line.

The following tables summarize the effect on income by derivative instruments in cash flow hedging relationships for the following periods (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives designated as hedging instruments:
Interest rate contracts	N/A	N/A	N/A	N/A		$(3)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A	$(187)

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations.

See Note 12, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for additional disclosures related to the Company’s derivative instruments.

Note 12.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

In accordance with the fair value hierarchy described above, the table below shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value, on a recurring basis, as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012 (3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (2)	$3,432	$—	$3,432	$—
Derivative liability:
Foreign exchange contract (2)	(3,432)	—	(3,432)	—

	As of December 31, 2011 (3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (1) (2)	$3,807	$—	$3,807	$—
Derivative liability:
Foreign exchange contract (1) (2)	(3,954)	—	(3,954)	—

(1)	As more fully disclosed in Note 11 “Derivative and Other Financial Instruments and Hedging Activities”, the Company terminated and settled the firm commitment and foreign exchange contracts related to the 2010 FX Forward Contracts on January 19, 2011. The January 19, 2011 fair value of the firm commitment was $0.6 million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. As more fully disclosed in Note 11 “Derivative and Other Financial Instruments and Hedging Activities”, the Company entered into the January 2011 FX Forward Contracts simultaneously with the termination and settlement of those existing contracts. On July 8, 2011, the Company completed commercial acceptance of the equipment and recognized the related commitment by recording the remaining liability. The July 8, 2011 fair value of the firm commitment was $(0.7) million. The asset was written to fair value as of that date and is included at that amount within Property, plant and equipment, net in the Consolidated Balance Sheet. The net impact of the above activity is a contra-asset of $(0.1) within Property, plant and equipment, net in the Company’s December 31, 2011 Consolidated Balance Sheet. In accordance with ASC 815, the fair value of the January 2011 FX Forward Contracts, which is included in the table above, is recorded within Accounts payable and accrued liabilities in the Company’s December 31, 2011 Consolidated Balance Sheet. The January 2011 FX Forward Contracts expired simultaneously with the final payment on March 23, 2012.
(2)	As more fully disclosed in Note 11 “Derivative and Other Financial Instruments and Hedging Activities”, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011 and subsequently amended these agreements in January 2012. The firm commitment and foreign exchange contracts related to the June 2011 FX Forward Contracts, which are included in the table above, are recorded within Property, plant and equipment, net and Accounts payable and accrued liabilities in the Company’s June 30, 2012 and December 31, 2011 Consolidated Balance Sheets.
(3)	The fair value of the foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation.

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

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, in accordance with ASC 350, the Company tests its indefinite-lived intangible assets for impairment at least annually or if certain triggering events occur. As such, the non-financial instrument would be recorded at the lower of its cost or fair value.

The estimated fair value of the Company’s long-term debt as of June 30, 2012 and December 31, 2011 is presented in the following table (in thousands):

	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$624,430	$—	$624,430	$—

	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$612,418	$—	$612,418	$—

The carrying amount of the Company’s long-term debt was $593.2 million and 595.4 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of long-term debt is based on quoted market prices or on available rates for debt with similar terms and maturities.

See Note 11 “Derivatives and Other Financial Instruments and Hedging Activities” for additional disclosures related to the Company’s derivative instruments.

Note 13.  Shareholders’ Equity

Due to the Acquisition, Successor Polymer has 1,000 shares authorized and outstanding, with a par value of $.01 per share, owned by Parent.

The Company did not pay any dividends during fiscal years 2012 or 2011. The Company intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.

Note 14.  Commitments and Contingencies

China Hygiene Expansion Project

On June 30, 2011, the Company entered into a firm purchase commitment to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market (the “New China Hygiene Line”). The Company plans to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, and a recently executed $25.0 million China-based financing facility (“China Credit Facility – Hygiene Line”). As of June 30, 2012, we had no borrowings on the China Credit Facility – Hygiene Line. As of June 30, 2012, the Company’s borrowing base availability of $25.0 million was reduced by $12.0 million of outstanding letters of credit, resulting in a net borrowing base availability of $13.0 million. As of June 30, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $50.0 million, which includes $26.5 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $50.0 million, $18.3 million and $31.2 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively.

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

Note 15.  Supplemental Cash Flow Information

Cash payments of interest and taxes consist of the following (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Cash payments of interest, net of amounts capitalized	$24,957	$3,929	$444
Cash payments of income taxes	5,194	4,622	772

Noncash investing or financing transactions for the six months ended June 30, 2012, the five months ended July 2, 2011 and the one month ended January 28, 2011 included $0.6 million, $4.8 million and $0.7 million, respectively, of property, plant and equipment additions for which payment had not been made as of the period end date.

Note 16.  Segment Information

The Company’s reportable segments consist of Americas Nonwovens, Europe Nonwovens, Asia Nonwovens, and Oriented Polymers. As a result of the internal redesign and restructuring discussed in Note 3 “Special Charges, Net”, the Company made a change in its reportable segments in order to appropriately reflect how the overall business is now managed by the Company’s senior management and reviewed by the Board of Directors. All past periods presented have been restated based on this reportable segment structure. The Nonwovens businesses sell to the same end-use markets, such as hygiene, healthcare, wipes and industrial markets. Sales to P&G accounted for more than 10% of the Company’s sales in each of the periods presented. Sales to this customer are reported primarily in the Nonwovens segments and the loss of these sales would have a material adverse effect on those segments.

The segment information presented in the table below excludes the results of Difco. As discussed in further detail in Note 4 “Discontinued Operations”, Difco is accounted for as discontinued operations in accordance with the guidance of ASC 205.

Financial data by segment is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
Net sales
Americas Nonwovens	$165,536	$162,879	$331,429	$270,819	$46,093
Europe Nonwovens	76,015	82,604	151,681	141,991	24,305
Asia Nonwovens	36,448	35,414	72,871	55,860	9,403
Oriented Polymers	18,245	15,560	35,434	26,824	4,805

	$296,244	$296,457	$591,415	$495,494	$84,606

Operating income (loss)
Americas Nonwovens	$11,454	$10,283	$30,743	$12,961	$4,595
Europe Nonwovens	3,487	3,706	7,134	3,128	1,812
Asia Nonwovens	4,333	6,168	8,344	8,775	1,718
Oriented Polymers	1,348	47	3,025	342	553
Unallocated Corporate	(9,154)	(9,975)	(18,522)	(16,923)	(3,603)
Eliminations	(70)	77	91	14	—

	11,398	10,306	30,815	8,297	5,075
Special charges, net	(8,753)	(3,120)	(11,172)	(28,068)	(20,824)

	$2,645	$7,186	$19,643	$(19,771)	$(15,749)

Depreciation and amortization expense included in operating income (loss)
Americas Nonwovens	$9,028	$8,422	$17,365	$14,154	$2,411
Europe Nonwovens	2,557	2,779	5,253	4,626	368
Asia Nonwovens	3,501	1,933	6,819	3,245	589
Oriented Polymers	336	360	717	605	36
Unallocated Corporate	418	403	854	677	68

Depreciation and amortization expense included in operating income	15,840	13,897	31,008	23,307	3,472
Amortization of loan acquisition costs	685	684	1,370	1,160	51

	$16,525	$14,581	$32,378	$24,467	$3,523

Capital spending
Americas Nonwovens	$1,174	$9,575	$1,814	$13,651	$5,803
Europe Nonwovens	2,315	1,092	4,558	1,738	41
Asia Nonwovens	12,743	12,309	22,452	17,870	2,507
Oriented Polymers	84	89	170	266	38
Corporate	2	52	636	59	16

	$16,318	$23,117	$29,630	$33,584	$8,405

	June 30, 2012	December 31, 2011
Division assets
Americas Nonwovens	$533,448	$564,424
Europe Nonwovens	212,998	218,151
Asia Nonwovens	218,034	228,448
Oriented Polymers	27,468	25,474
Corporate	54,503	23,623
Eliminations	458	458

	$1,046,909	$1,060,578

Note 17.  Certain Relationships and Related Party Transactions

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

The Board of Directors of PGI includes three Blackstone members, two outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of PGI and the right to remove any or all directors, with or without cause.

Management Services Agreement

Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. The payment with respect to the period beginning on the closing date of the Acquisition and ending December 31, 2011 was made on the Merger Date based on the $3.0 million minimum annual amount. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal year 2011 financial performance, the advisory fee for fiscal 2011 was $3.0 million. The Company paid $3.0 million at the beginning of first quarter 2012 for the fiscal 2012 advisory fee. Accordingly, the Company has recognized fees of $0.8 million for both the three month periods ended June 30, 2012 and July 2, 2011 and $1.5 million and $1.4 million for the six month periods ended June 30, 2012 and for the five month periods ended July 2, 2011, respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

BMP also received transaction fees in connection with services provided related to the Acquisition. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the Management Services Agreement. Accordingly, for advisory services associated with the Acquisition pursuant to the Management Services Agreement, in February 2011, the Company recognized fees of $7.9 million which are included in Special charges, net in the Consolidated Statements of Operations in the five months ended July 2, 2011. Further, the Company capitalized, as of January 28, 2011, $0.8 million of fees as deferred financing costs.

Scorpio Holdings Corporation

Holdings’ stock-based compensation costs relate to certain employees of the Company and were incurred for the Company’s benefit, and accordingly are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Scorpio Holdings Corporation — Common Share Activity

During first quarter 2012, 526 shares of Holdings capital stock with a fair market value of $1,000 per share was purchased by certain executive officers of the Company, the majority of which was purchased by the Company’s Chief Executive Officer. The Company collected the cash from the employees on behalf of Holdings, and the Company retained the cash. Accordingly, the Company recognized a shareholder payable of approximately $0.5 million. During second quarter 2011, 58 shares of Holdings capital stock with a fair market value of $1,000 per share were repurchased from a former employee of the Company. The Company paid cash to the former employee on behalf of Holdings, and Holdings did not reimburse the Company for the cash outlay. Accordingly, the Company recognized a shareholder receivable of approximately $0.1 million.

As of June 30, 2012, the Company had a net payable due to Holdings of $0.5 million due to the aforementioned Holdings capital stock activity.

Other Relationships

Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

Note 18.  Financial Guarantees and Condensed Consolidating Financial Statements

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

The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011; Condensed Consolidating Statements of Operations for the three month period ended June 30, 2012 and July 2, 2011; and Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the six month period ended June 30, 2012 (Successor), the five month period ended July 2, 2011 (Successor) and the one month period ended January 28, 2011 (Predecessor) of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating

Balance Sheet

As of June 30, 2012

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$9,997	$17,800	$50,273	$—	$78,070
Accounts receivable, net	—	27,417	112,053	—	139,470
Inventories, net	—	25,696	72,084	—	97,780
Deferred income taxes	80	—	3,845	458	4,383
Other current assets	3,334	9,267	26,003	—	38,604

Total current assets	13,411	80,180	264,258	458	358,307

Property, plant and equipment, net	23,382	104,662	358,131	—	486,175
Goodwill	—	20,718	59,697	—	80,415
Intangible assets, net	25,764	43,834	9,918	—	79,516
Net investment in and advances to (from) subsidiaries	698,289	727,754	(206,620)	(1,219,423)	—
Deferred income taxes	—	—	1,942	—	1,942
Other noncurrent assets	40	5,819	34,695	—	40,554

Total assets	$760,886	$982,967	$522,021	$(1,218,965)	$1,046,909

Current liabilities:
Short-term borrowings	$725	$—	$3,000	$—	$3,725
Accounts payable and accrued liabilities	28,935	39,316	130,998	—	199,249
Income taxes payable	—	—	2,536	—	2,536
Deferred income taxes	—	1,016	1,690	(1,016)	1,690
Current portion of long-term debt	107	—	9,429	—	9,536

Total current liabilities	29,767	40,332	147,653	(1,016)	216,736

Long-term debt	560,088	—	23,549	—	583,637
Deferred income taxes	670	7,623	24,879	1,474	34,646
Other noncurrent liabilities	—	14,393	27,136	—	41,529

Total liabilities	590,525	62,348	223,217	458	876,548

Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	170,361	920,619	262,721	(1,183,340)	170,361

Total equity	170,361	920,619	298,804	(1,219,423)	170,361

Total liabilities and equity	$760,886	$982,967	$522,021	$(1,218,965)	$1,046,909

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

Condensed Consolidating

Statement of Operations

For the Three Months Ended June 30, 2012

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$98,353	$203,301	$(5,410)	$296,244
Cost of goods sold	(12)	86,090	169,157	(5,410)	249,825

Gross profit	12	12,263	34,144	—	46,419
Selling, general and administrative expenses	8,988	6,642	19,550	—	35,180
Special charges, net	3,846	2,082	2,825	—	8,753
Other operating (income) loss, net	(10)	(118)	(31)	—	(159)

Operating (loss) income	(12,812)	3,657	11,800	—	2,645
Other expense (income):
Interest expense, net	7,708	(6,708)	11,738	—	12,738
Intercompany royalty and technical service fees, net	(1,438)	(1,631)	3,069	—	—
Foreign currency and other (gain) loss, net	(32)	(402)	3,594	—	3,160
Equity in earnings of subsidiaries	3,226	(7,726)	—	4,500	—

(Loss) income before income tax (benefit) expense	(15,824)	4,672	(6,601)	4,500	(13,253)
Income tax (benefit) expense	(3,730)	1,373	1,198	—	(1,159)

Net (loss) income	$(12,094)	$3,299	$(7,799)	$4,500	$(12,094)

Condensed Consolidating

Statement of Operations

For the Three Months Ended July 2, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$91,982	$207,976	$(3,501)	$296,457
Cost of goods sold	(32)	79,806	171,572	(3,501)	247,845

Gross profit	32	12,176	36,404	—	48,612
Selling, general and administrative expenses	8,924	7,151	21,260	—	37,335
Special charges, net	1,728	370	1,022	—	3,120
Other operating loss (income), net	790	(94)	275	—	971

Operating (loss) income	(11,410)	4,749	13,847	—	7,186
Other expense (income):
Interest expense, net	11,677	(3,410)	4,152	—	12,419
Intercompany royalty and technical service fees, net	(855)	(2,828)	3,683	—	—
Foreign currency and other (gain) loss, net	(706)	264	1,456	—	1,014
Equity in earnings of subsidiaries	10,057	(135)	—	(9,922)	—

(Loss) income before income tax expense and discontinued operations	(11,469)	10,588	4,556	(9,922)	(6,247)
Income tax (benefit) expense	(2,070)	490	2,179	—	599

(Loss) income before discontinued operations	(9,399)	10,098	2,377	(9,922)	(6,846)
Loss from discontinued operations, net of tax	—	—	(2,338)	—	(2,338)
Loss on sale of discontinued operations	—	—	(215)	—	(215)

Net (loss) income attributable to Polymer Group, Inc.	$(9,399)	$10,098	$(176)	$(9,922)	$(9,399)

Condensed Consolidating

Statement of Operations

For the Six Months Ended June 30, 2012

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$193,767	$407,843	$(10,195)	$591,415
Cost of goods sold	(30)	168,537	333,497	(10,195)	491,809

Gross profit	30	25,230	74,346	—	99,606
Selling, general and administrative expenses	18,279	12,559	38,472	—	69,310
Special charges, net	5,324	2,297	3,551	—	11,172
Other operating (income) loss, net	(9)	(220)	(290)	—	(519)

Operating (loss) income	(23,564)	10,594	32,613	—	19,643
Other expense (income):
Interest expense, net	18,983	(10,023)	16,627	—	25,587
Intercompany royalty and technical service fees, net	(2,929)	(3,442)	6,371	—	—
Foreign currency and other (gain) loss, net	—	(239)	3,336	—	3,097
Equity in earnings of subsidiaries	21,391	1,424	—	(22,815)	—

(Loss) income before income tax (benefit) expense	(18,227)	25,722	6,279	(22,815)	(9,041)
Income tax (benefit) expense	(5,868)	4,205	4,981	—	3,318

Net (loss) income	$(12,359)	$21,517	$1,298	$(22,815)	$(12,359)

Condensed Consolidating

Statement of Operations

For the Five Months Ended July 2, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$154,241	$347,864	$(6,611)	$495,494
Cost of goods sold	45	135,709	293,031	(6,611)	422,174

Gross profit	(45)	18,532	54,833	—	73,320
Selling, general and administrative expenses	15,894	11,933	35,995	—	63,822
Special charges, net	26,294	596	1,178	—	28,068
Other operating (income) loss, net	672	(145)	674	—	1,201

Operating (loss) income	(42,905)	6,148	16,986	—	(19,771)
Other expense (income):
Interest expense, net	19,478	(5,866)	7,035	—	20,647
Intercompany royalty and technical service fees, net	(2,186)	(4,479)	6,665	—	—
Foreign currency and other (gain) loss, net	(704)	408	1,659	—	1,363
Equity in earnings of subsidiaries	10,438	(2,971)	—	(7,467)	—

(Loss) income before income tax expense and discontinued operations	(49,055)	13,114	1,627	(7,467)	(41,781)
Income tax (benefit) expense	(3,493)	2,631	1,540	—	678

(Loss) income before discontinued operations	(45,562)	10,483	87	(7,467)	(42,459)
Loss from discontinued operations, net of tax	—	—	(2,829)	—	(2,829)
Loss on sale of discontinued operations	—	—	(215)	—	(215)

Net (loss) income	(45,562)	10,483	(2,957)	(7,467)	(45,503)
Net income attributable to noncontrolling interests	—	—	(59)	—	(59)

Net (loss) income attributable to Polymer Group, Inc.	$(45,562)	$10,483	$(3,016)	$(7,467)	$(45,562)

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

Condensed Consolidating

Statement of Cash Flows

For the Six Months Ended June 30, 2012

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3,151)	$103	$40,715	$—	$37,667

Investing activities:
Purchases of property, plant and equipment	(18,502)	(1,508)	(29,378)	19,758	(29,630)
Proceeds from the sale of assets	19,758	1,646	11	(19,758)	1,657
Acquisition of intangibles and other	(110)	—	—	—	(110)
Net activity in investment in and advances from (to) subsidiaries	8,201	2,985	(11,186)	—	—

Net cash provided by (used in) investing activities	9,347	3,123	(40,553)	—	(28,083)

Financing activities:
Proceeds from long-term debt	—	—	25	—	25
Proceeds from short-term borrowings	1,943	—	3,000	—	4,943
Repayment of long-term debt	(44)	—	(2,306)	—	(2,350)
Repayment of short-term borrowings	(1,233)	—	(5,000)	—	(6,233)

Net cash provided by (used in) financing activities	666	—	(4,281)	—	(3,615)

Effect of exchange rate changes on cash	—	—	(641)	—	(641)

Net increase (decrease) in cash and cash equivalents	6,862	3,226	(4,760)	—	5,328
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742

Cash and cash equivalents at end of period	$9,997	$17,800	$50,273	$—	$78,070

Condensed Consolidating

Statement of Cash Flows

For the Five Months Ended July 2, 2011

Successor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(37,736)	$20,980	$(7,181)	$—	$(23,937)

Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(11,867)	(6,980)	(27,845)	13,108	(33,584)
Proceeds from the sale of assets	13,108	—	9,191	(13,108)	9,191
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(95)	—	—	—	(95)
Net activity in investment in and advances (to) from subsidiaries	(28,545)	(10,639)	39,184	—	—

Net cash (used in) provided by investing activities	(430,895)	(17,619)	13,284	—	(435,230)

Financing activities:
Proceeds from issuance of senior notes	560,000	—	—	—	560,000
Issuance of Common Stock	259,865	—	—	—	259,865
Proceeds from long-term debt	—	—	7,000	—	7,000
Proceeds from short-term borrowings	—	—	3,245	—	3,245
Repayment of term loan	(286,470)	—	—	—	(286,470)
Repayment of long-term debt	(31,500)	—	(17,697)	—	(49,197)
Repayment of short-term borrowings	(351)	—	(32,825)	—	(33,176)
Loan acquisition costs	(19,252)	—	—	—	(19,252)

Net cash provided by (used in) financing activities	482,292	—	(40,277)	—	442,015

Effect of exchange rate changes on cash	—	—	1,238	—	1,238

Net increase (decrease) in cash and cash equivalents	13,661	3,361	(32,936)	—	(15,914)
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771

Cash and cash equivalents at end of period	$13,703	$6,571	$34,583	$—	$54,857

Condensed Consolidating

Statement of Cash Flows

For the One Month Ended January 28, 2011

Predecessor

(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,725)	$1,636	$7,819	$—	$(25,270)

Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Net activity in investment in and advances from (to) subsidiaries	2,055	2,872	(4,927)	—	—

Net cash provided by (used in) investing activities	2,022	(2,715)	(7,612)	—	(8,305)

Financing activities:
Proceeds from long-term debt	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of long-term debt	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)

Net cash provided by (used in) financing activities	32,131	—	(689)	—	31,442

Effect of exchange rate changes on cash	—	—	549	—	549

Net (decrease) increase in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355

Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

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

Overview

We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, healthcare, wipes and industrial applications. Hygiene applications include baby diapers, feminine hygiene products and adult incontinence products; healthcare applications include surgical gowns and drapes; wiping applications include household, personal care and commercial cleaning wipes; and industrial applications include filtration, house wrap and furniture and bedding.

Based on available market information, we estimate that annual sales in the nonwovens market exceed $25.0 billion. We believe we are the third-largest merchant manufacturer of nonwovens in the world, the leading merchant supplier of nonwovens for disposable applications and the largest or second-largest supplier of nonwovens for disposable applications in most of the regional markets where we operate, in each case as measured by revenue. We believe that disposable applications are less cyclical than other applications.

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

We have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. In the past five years, we have invested in several capacity expansion projects, installing three state-of-the-art spunmelt lines to support strong volume growth in our core applications and markets. At the end of 2009, we completed the initial phase of our acquisition of assets from Tesalca-Texnovo, the only spunmelt manufacturer in Spain, making us a meaningful supplier of nonwovens for hygiene applications in Europe. Simultaneously, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets, including several plant rationalization projects to exit certain low-margin legacy operations. In the first half of 2010, we completed the last of our planned plant consolidation initiatives. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nameplate nonwovens capacity will utilize spunmelt technology (up from approximately 55% in 2005). Our management team believes our remaining non-spunmelt assets utilizing carded and Spinlace technology (approximately 17% and 4% of our nonwovens capacity, respectively) will continue serving applications where they produce certain desired product attributes, such as product strength or softness.

We have several competitors in the markets where we sell nonwovens products that have announced or installed additional capacity in excess of what we believe to be current market demand in all of the regions that we conduct business; specifically in the Americas, Europe, Asia and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short-term to mid-term excess supply can create unfavorable market dynamics, including downward pressure on selling prices. As we look forward, we may be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter all of the regional markets in which we conduct our business.

We review our business on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in acquisitions or dispositions of assets or businesses in order to optimize our overall business, performance or competitive position. These restructuring efforts and/or acquisitions or dispositions may be significant. To the extent any such decisions are made, we would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material.

Our net sales are geographically diversified. In fiscal year 2011, we generated net sales of $1,187.5 million, with 30% generated in the United States, 27% in Europe, 26% in Latin America, 12% in Asia and 5% in Canada for the same period. In the twelve months ended June 30, 2012, we generated net sales of $1,198.9 million, with 31% generated in the United States, 26% in Europe, 25% in Latin America, 13% in Asia and 5% in Canada for the same period.

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

Cost and Gross Profit Drivers

Our primary costs of goods sold (“COGS”) include:

•

Raw material costs (primarily polypropylene resins, which generally comprise over 75% of our raw material purchases) represent approximately 60% to 70% of COGS. We purchase raw materials, including polypropylene resins, from a number of qualified vendors located in the regions in which we operate. Polypropylene is a petroleum-based commodity material and its price historically has exhibited volatility. As discussed in the revenue factors above, we have historically been able to mitigate volatility in polypropylene prices through changes in our selling prices to customers, enabling us to maintain a more stable gross profit per kilogram;

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

Due to changes in raw material costs, the level of our revenue and COGS, and as a result, our gross profit margin as a percent of net sales, can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold.

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

Capital Expenditures

Our capital expenditures primarily include strategic capacity expansions and maintenance requirements to sustain our current operations. Our annual maintenance capital expenditures are presently estimated to be less than $15 million. Our strategy for growth includes strategic capacity expansion projects, including the capacity expansion project currently underway in China. See “Recent Transactions and Events” for additional disclosures associated with our capacity expansion projects.

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

We anticipate that these actions, when fully implemented, will result in pre-tax structural cost savings of approximately $11.0 million to $13.0 million on an annualized basis. The cost reductions are expected to be achieved primarily from a reduction in our global salaried workforce and that the substantial majority of the activities will be completed by the end of fiscal year 2012.

The majority of the restructuring costs were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) ASC 712, “Compensation — Nonretirement Postemployment Benefits” (“ASC 712”), specifically ASC 712-10-25. As a result of this initiative, we incurred $8.1 million of costs through the six months ended June 30, 2012. The Company anticipates additional pre-tax costs to be within a range of $1.2 million to $4.3 million, which will primarily be associated with additional employee termination expenses.

As of June 30, 2012, the Company made cash payments of $2.2 million and anticipates future cash outlays of approximately $7.1 million to $10.2 million associated with this restructuring initiative.

Recent Transactions and Events

Recent Expansion Initiatives

We have completed three capacity expansions in the past three years, including two new spunmelt lines in the high growth regions of Latin America and Asia, to address growing demand for hygiene and healthcare products. Aggregate capital expenditures during the three-year period ended December 31, 2011 totaled approximately $155.6 million. Of the $155.6 million, approximately $121.3 million was for three fully commercialized spunmelt lines, as follows:

•

In the third quarter of fiscal 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare and hygiene applications in the U.S. The new U.S. spunmelt line was principally funded via an equipment lease with a seven year duration, which commenced on October 7, 2011 (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million;

•

In the third quarter of fiscal 2011, our state-of-the-art spunmelt healthcare line in Suzhou, China commenced commercial production (the “New China Healthcare Line”). The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China; and

•

In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare and hygiene applications in the U.S. and Mexico.

Of the remaining $34.3 million in capital expenditures over the past three years, $11.6 million has been expended to upgrade one of Spain’s spunmelt manufacturing lines for the production of fine fiber nonwovens materials; and $6.4 million has been expended on the New China Hygiene Line (defined and discussed below).

To capitalize on continued demand growth for our products in China, in fiscal 2011, we entered into a firm purchase commitment to acquire a spunmelt line (the “New China Hygiene Line”) to be installed in Suzhou, China, which will manufacture nonwoven products primarily for the hygiene market. As of June 30, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $50.0 million. Of the $50.0 million, $18.3 million and $31.2 million are expected to be expended during the remainder of fiscal year 2012 and 2013. We expect the New China Hygiene Line to commence commercial production in mid-year 2013. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, and our recently executed $25.0 million China based financing arrangement for our New China Hygiene Line (the “China Credit Facility — Hygiene Line”). As of June 30, 2012, the Company’s borrowing base availability of $25.0 million was reduced by $12.0 million of outstanding letters of credit, resulting in a net borrowing base availability of $13.0 million. We currently intend to drawdown approximately $11.0 million and $14.0 million under the China Credit Facility — Hygiene Line in second half of 2012 and first half of 2013, respectively.

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

Business Acquisitions and Divestitures

Acquisition of Polymer Group, Inc. by Blackstone (“Merger”)

On October 4, 2010, Polymer Group, Merger Sub, Holdings and Matlin Patterson Global Opportunities Partners L.P. entered into the Merger Agreement. On January 28, 2011, Merger Sub merged with and into Polymer Group, with Polymer Group surviving the Merger as a direct, wholly-owned subsidiary of Parent following the Merger. Parent is owned 100% by Holdings, and Blackstone and certain members of our senior management own 100% of the outstanding equity of Holdings. As a result, Polymer Group became a privately-held company. Blackstone and the management investors invested $259.9 million in equity (including management rollover) in Holdings and management investors received options to acquire shares of Holdings. In addition, Successor Polymer issued $560.0 million aggregate principal amount of 7.75% senior secured notes due 2019 (the “Senior Secured Notes”) and entered into a senior secured asset-based revolving credit facility (the “ABL Facility”) to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. See Note 7 “Debt” in Item 1 of Part I to this Quarterly Report on Form 10-Q for further details. The Merger, the equity investment by the Investor Group, the issuance of the Senior Secured Notes, entering into the ABL Facility, the repayment of certain existing indebtedness of Polymer Group and its subsidiaries and the payment of related fees and expenses are collectively referred to in this Quarterly Report on Form 10-Q as the “Transactions”.

At the effective time of the Merger, each holder of outstanding shares of our common stock (other than (i) shares owned by Parent, Merger Sub, Polymer Group or any subsidiary of Polymer Group or (ii) shares in respect of which appraisal rights were properly exercised under Delaware law) received $18.23 in cash for each such share (which shares were automatically cancelled). A portion of the aggregate Merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of PHC rules of the Code to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger (the “PHC Matter”). Polymer Group’s financial statements as of January 1, 2011 reflected a liability for uncertain tax positions associated with the PHC Matter of approximately $16.2 million. As provided under the Merger Agreement, the Stockholder Representative (as defined in the Merger Agreement) filed a ruling request with the IRS to determine whether or not Polymer Group, Inc. or any of its subsidiaries were in fact a PHC and subject to taxation as a PHC. The initial ruling request was filed on December 15, 2010, with supplemental filings on June 2, 2011 and June 20, 2011. In September 2011, the statute of limitations for the 2004 tax year expired. Pursuant to the Merger Agreement, the amount in respect of potential PHC liability being held in the escrow related to the 2004 taxable year was subject to release. On October 28, 2011, Polymer Group and the Stockholder Representative directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the IRS issued a favorable ruling determining that we were not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “— Liquidity and Capital Resources” for further details.

The Merger was accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations. Pursuant to ASC 805 “Business Combinations”, our assets and liabilities, excluding deferred income taxes, were recorded at their fair value as of January 28, 2011. Although Polymer Group continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the Successor and Predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows, and comprehensive income (loss) are presented for two different reporting entities: Predecessor and Successor, which related to the periods and balance sheets preceding the Merger (prior to January 28, 2011), and the period and balance sheet succeeding the Merger, respectively.

As a result of the Transactions described above and the corresponding purchase accounting adjustments, there is a substantial amount of one-time costs impacting the first half of 2011 results. For example, based on our valuation of acquired assets, we increased our inventory value by $12.5 million. The 2011 results reflect higher than normal cost of sales due to the turnaround effect of the $12.5 million stepped-up inventory values. Other costs associated with the Transactions are discussed in Note 3 “Special Charges, Net”.

Acquisition of China Noncontrolling Interest

On May 26, 2010, we signed an equity transfer agreement to purchase the 20% noncontrolling ownership interest in our Chinese subsidiary, Nanhai Nanxin (“Nanhai”), from our minority partner for a purchase price of approximately 49.5 million RMB. In the first quarter of 2011, we completed the China Noncontrolling Interest Acquisition for a purchase price of $7.2 million. Pursuant to ASC 810 “Consolidation”, we have accounted for this transaction as an equity transaction, and no gain or loss has been recognized on the transaction.

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

Results of Operations

Reportable Segments

We operate in four segments: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens (collectively, the “Nonwovens Segments”) and Oriented Polymers. This reflects how the overall business is currently managed by our senior management and reviewed by the Board of Directors.

Results of Operations — Three Months Ended June 30, 2012 and July 2, 2011, the One Month Ended January 28, 2012 and January 28, 2011 and the Five Months Ended June 30, 2012 and July 2, 2011

The following sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the three months ended June 30, 2012 and July 2, 2011, the one month ended January 28, 2012 and January 28, 2011 and the five months ended June 30, 2012 and July 2, 2011:

Results of Operations	Successor		Successor	Predecessor	Successor
	Three Months Ended		One Month Ended		Five Months Ended

	June 30, 2012	July 2, 2011	January 28, 2012	January 28, 2011	June 30, 2012	July 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	56.5%	58.0%	52.5%	53.7%	55.6%	58.7%
Labor	6.4%	6.1%	6.7%	6.6%	6.5%	6.4%
Overhead	21.4%	19.4%	21.8%	20.7%	21.4%	20.1%

	84.3%	83.6%	81.0%	81.0%	83.5%	85.2%

Gross profit	15.7%	16.4%	19.0%	19.0%	16.5%	14.8%
Selling, general and administrative expenses	11.9%	12.6%	12.1%	13.7%	11.6%	12.9%
Special charges, net	3.0%	1.1%	0.7%	24.6%	2.1%	5.7%
Other operating (income) loss, net	-0.1%	0.3%	-0.7%	-0.7%	0.0%	0.2%

Operating income (loss)	0.9%	2.4%	6.9%	-18.6%	2.7%	-4.0%
Other expense (income):
Interest expense, net	4.3%	4.2%	4.7%	2.3%	4.3%	4.2%
Foreign currency and other loss, net	1.1%	0.3%	0.3%	0.1%	0.6%	0.3%

(Loss) income before income taxes and discontinued operations	-4.5%	-2.1%	1.9%	-21.0%	-2.1%	-8.4%
Income tax (benefit) expense	-0.4%	0.2%	1.4%	0.6%	0.4%	0.1%

(Loss)income from continuing operations	-4.1%	-2.3%	0.5%	-21.6%	-2.5%	-8.6%
(Loss) income from discontinued operations	0.0%	-0.9%	0.0%	0.2%	0.0%	-0.6%

Net (loss) income	-4.1%	-3.2%	0.5%	-21.4%	-2.5%	-9.2%
Net income (loss) attributable to noncontrolling interests	0.0%	0.0%	0.0%	-0.1%	0.0%	0.0%

Net (loss) income attributable to Polymer Group, Inc.	-4.1%	-3.2%	0.5%	-21.5%	-2.5%	-9.2%

In addition, variability in raw material costs, including polypropylene resin and other resins and fibers, significantly impacts our net sales, COGS and gross profits as a percent of net sales. The comparison of our results for 2012 with 2011 is affected by such fluctuations.

Comparison of Successor Three Months Ended June 30, 2012 and July 2, 2011

The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended June 30, 2012, the three months ended July 2, 2011 and the corresponding change (dollars in millions):

	Three Months Ended
	June 30, 2012	July 2, 2011	Change
Net sales:
Nonwovens Segments
Americas Nonwovens	$165.5	$162.9	$2.6
Europe Nonwovens	76.0	82.6	(6.6)
Asia Nonwovens	36.5	35.4	1.1

Total Nonwovens Segments	278.0	280.9	(2.9)
Oriented Polymers	18.2	15.6	2.6

	$296.2	$296.5	$(0.3)

Operating income (loss):
Nonwovens Segments
Americas Nonwovens	$11.5	$10.3	$1.2
Europe Nonwovens	3.5	3.7	(0.2)
Asia Nonwovens	4.3	6.2	(1.9)

Total Nonwovens Segments	19.3	20.2	(0.9)
Oriented Polymers	1.3	—	1.3
Unallocated Corporate, net of eliminations	(9.2)	(9.9)	0.7

	11.4	10.3	1.1
Special charges, net	(8.8)	(3.1)	(5.7)

	$2.6	$7.2	$(4.6)

The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $296.2 million for the three months ended June 30, 2012, essentially flat compared to the prior year period in which net sales were $296.5. Net sales for 2012 decreased in the Nonwovens Segments from 2011 by 1.0%, and net sales in 2012 in the Oriented Polymers segment improved 16.7% from 2011 results. A reconciliation of the change in net sales between the three months July 2, 2011 and the three months ended June 30, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Total
	Americas	Europe	Asia	Total
Three months ended July 2, 2011	$162.9	$82.6	$35.4	$280.9	$15.6	$296.5
Change in sales due to:
Volume	14.0	5.1	1.3	20.4	2.8	23.2
Price/mix	(6.5)	(2.5)	(0.5)	(9.5)	0.2	(9.3)
Foreign currency translation	(4.9)	(9.2)	0.3	(13.8)	(0.4)	(14.2)

Three months ended June 30, 2012	$165.5	$76.0	$36.5	$278.0	$18.2	$296.2

Nonwovens Segments:

Of the $20.4 million aggregate volume increase in the Nonwoven Segments sales, $8.9 million was associated with higher volumes at our Cali, Colombia facility compared to the prior year when the facility was impacted by the flood at the location. In our Americas region, excluding the Colombia site, our sales volume increased $5.1 million due to higher sales in the hygiene, wipes, and healthcare markets, partially offset by lower industrial market volumes. The Europe volume increase was due to higher sales in the hygiene, wipes and industrial markets. The Asia volume increase was primarily driven by healthcare product sales from the New China Healthcare Line installed in fiscal 2011.

A decrease in sales price/mix of $9.5 million was primarily associated with the Americas and Europe regions, and to a lesser extent the Asia region. The decreases primarily resulted from selling price decreases related to the pass through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $13.8 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers segment reflects the financial results of our Fabrene business operation in Canada. The $2.8 million volume increase in sales was principally attributable to higher demand in the building products, print media, industrial packaging and agriculture markets. The $0.2 million increase in sales price/mix was due to an improved mix of products with higher average selling prices.

Gross Profit

All of the below percentages were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.

Gross profit as a percent of net sales for the three months ended June 30, 2012 decreased to 15.7% from 16.4% in the comparative period in 2011. The raw material component of COGS as a percentage of net sales decreased from 58.0% in 2011 to 56.5% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 6.1% in 2011 to 6.4% for 2012. The increase in the labor costs as a percentage of net sales is primarily attributable to the Company’s Americas region, specifically the U.S manufacturing operations. The overhead component of COGS as a percentage of net sales increased from 19.4% in 2011 to 21.4% for 2012. The increase in the overhead costs as a percentage of net sales was due to (i) the year-over-year increase in lease expense associated with the new U.S. spunmelt manufacturing line; (ii) the year-over-year increase in depreciation associated with the new spunmelt manufacturing lines in both the U.S. and China; and (iii) year-over-year net manufacturing efficiencies.

Operating Income

A reconciliation of the change in operating income between the three months ended July 2, 2011 and the three months ended June 30, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	Americas	Europe	Asia	Total Nonwovens	Oriented Polymers	Corporate/ Other	Total
Three months ended July 2, 2011	$10.3	$3.7	$6.2	$20.2	$—	$(13.0)	$7.2
Change in operating income due to:
Volume	2.6	0.6	(0.2)	3.0	0.5	—	3.5
Price/mix	(6.4)	(1.8)	(0.5)	(8.7)	0.2	—	(8.5)
Lower (higher) raw material costs	6.4	1.7	(0.1)	8.0	0.4	(0.1)	8.3
(Higher) lower manufacturing costs	(1.1)	(1.0)	0.2	(1.9)	(0.4)	—	(2.3)
Foreign currency	(0.7)	(1.0)	0.3	(1.4)	0.5	0.9	—
(Higher) lower depreciation and amortization expense	(0.6)	0.2	(1.6)	(2.0)	—	—	(2.0)
Purchase accounting adjustments, primarily inventory value impacts	—	1.0	—	1.0	0.2	—	1.2
Higher special charges, net	—	—	—	—	—	(5.7)	(5.7)
All other, including lower S,G&A Spending	1.0	0.1	—	1.1	(0.1)	(0.1)	0.9

Three months ended June 30, 2012	$11.5	$3.5	$4.3	$19.3	$1.3	$(18.0)	$2.6

Consolidated operating income declined by $4.6 million, from income of $7.2 million for the three months ended July 2, 2011 to income of $2.6 million for the three months ended June 30, 2012. Of the $4.6 million decline in operating income, $4.5 million was due to higher special charges of $5.7 million, primarily associated with costs resulting from the internal redesign and restructuring of global operations initiative, see (“— Recent Developments — Internal Redesign and Restructuring of Global Operations”), partially offset by $1.2 million of lower purchase accounting adjustments primarily associated with the 2011 step-up of inventory values. The net impact of the previously discussed increase in volumes due to the disruption in operations in fiscal 2011 at our Colombia facility, combined with other changes in the business, resulted in an increase in operating income due to volume of $3.5 million. Raw material costs were lower by $8.3 million, but were fully offset by decreases in sales price/mix of $8.5 million. The sales price/mix reflected the effect of selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net effect of raw material cost decreases and sales price changes resulted in a decrease in our operating income of $0.2 million in 2012 compared to the comparable period of 2011. The increase in manufacturing costs in the Americas region of $1.1 million was due to $2.1 million of additional lease expense associated with the new U.S. spunmelt manufacturing line, partially offset by improvements in the underlying manufacturing costs that were primarily realized in the carded business as compared to the prior year. The $1.0 million increase in manufacturing costs in the Europe region was primarily associated with increases within our Spain and Netherlands business operations. The year-over-year improvement in manufacturing costs for the Asia region of $0.2 million was due to improved operating efficiencies, somewhat offset by higher costs associated with the qualification of new products on the New China Healthcare Line. The increase in depreciation expense for both the Americas and Asia regions was due to the incremental depreciation associated with the new spunmelt manufacturing lines installed in fiscal 2011.

Selling, general and administrative expenses were $35.2 million in the three months ended June 30, 2012 compared to $37.3 million for the same period in 2011. The $2.1 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $1.5 million decrease due to foreign currency movements; (ii) $1.0 million decrease in salaries and benefits and travel and entertainment expenses due to cost reduction initiatives; (iii) $0.8 million increase in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; (iv) $0.4 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales decreased from 12.6% in three months ended July 2, 2011 to 11.9% in the three months ended June 30, 2012.

Special charges for the three months ended June 30, 2012 were $8.8 million and consisted of: (i) $7.4 million of employee termination expenses, professional consulting fees, employee relocation and recruitment fees, and other professional and administrative costs associated with our internal redesign and restructuring of global operations initiative; (ii) $0.5 million of employee termination and severance expenses associated with out IS support outsource initiative; (iii) $0.3 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (iv) $0.1 million of professional fees associated with the Blackstone Acquisition; and (v) $0.5 million of other restructuring costs and other charges related to our pursuit of other business transaction opportunities. Special charges for the three months ended July 2, 2011 were $3.1 million and consisted of: (i) $1.2 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $0.8 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (iii) $0.5 million of site clean-up costs to restore our Colombia manufacturing site to operational status after the effects of the severe flooding that occurred in December 2010; and (iv) $0.6 million of other charges related to our pursuit of other business transaction opportunities.

Interest and Other Expense

Net interest expense increased from $12.4 million for the three months ended July 2, 2011 to $12.7 million for the three months ended June 30, 2012. The $0.3 million increase in net interest expense was due to lower amounts of capitalized interest with respect to our capacity expansion initiatives.

Foreign currency and other loss, net was a loss of $3.2 million and $1.0 million for the three month periods ended June 30, 2012 and July 2, 2011, respectively. The $2.2 million increase in net loss was primarily attributable to foreign currency losses.

Income Tax (Benefit) Expense

During the three months ended June 30, 2012, we recognized an income tax benefit of $1.2 million on consolidated pre-tax book loss from operations of $13.3 million. During the three months ended July 2, 2011, we recognized income tax expense of $0.6 million on consolidated pre-tax book loss from continuing operations of $6.2 million.

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

Loss from Discontinued Operations

Discontinued operations were comprised of the net operating results of Difco for the three months ending July 2, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $2.3 million for the three months ended July 2, 2011. We also recognized a loss on the sale of Difco of approximately $0.2 million for the three months ended July 2, 2011.

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $12.1 million for the three months ended June 30, 2012 compared to net loss of $9.4 million for the three months ended July 2, 2011.

Comparison of Successor One Month Ended January 28, 2012 and Predecessor One Month January 28, 2011

The following table sets forth components of our net sales and operating income (loss) by operating division for the one month ended January 28, 2012, the one month ended January 28, 2011 and the corresponding change (dollars in millions):

	One Month Ended
	January 28, 2012	January 28, 2011	Change
Net sales:
Nonwovens Segments
Americas Nonwovens	$49.7	$46.1	$3.6
Europe Nonwovens	22.8	24.3	(1.5)
Asia Nonwovens	9.4	9.4	—

Total Nonwovens Segments	81.9	79.8	2.1
Oriented Polymers	4.1	4.8	(0.7)

	$86.0	$84.6	$1.4

Operating income (loss):
Nonwovens Segments
Americas Nonwovens	$5.7	$4.6	$1.1
Europe Nonwovens	1.0	1.8	(0.8)
Asia Nonwovens	1.3	1.7	(0.4)

Total Nonwovens Segments	8.0	8.1	(0.1)
Oriented Polymers	0.5	0.6	(0.1)
Unallocated Corporate, net of eliminations	(2.0)	(3.6)	1.6

	6.5	5.1	1.4
Special charges, net	(0.6)	(20.8)	20.2

	$5.9	$(15.7)	$21.6

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

	Nonwovens				Oriented Polymers	Total
	Americas	Europe	Asia	Total
One month ended January 28, 2011	$46.1	$24.3	$9.4	$79.8	$4.8	$84.6
Change in sales due to:
Volume	4.7	0.2	—	4.9	(1.0)	3.9
Price/mix	(0.1)	(0.9)	(0.1)	(1.1)	0.3	(0.8)
Foreign currency translation	(1.0)	(0.8)	0.1	(1.7)	—	(1.7)

One month ended January 28, 2012	$49.7	$22.8	$9.4	$81.9	$4.1	$86.0

Nonwovens Segments:

Of the $4.9 million aggregate volume increase in the Nonwoven Segments sales, $6.8 million was associated with higher volumes at our Colombia facility compared to the prior year when the facility was impacted by flood at the location. In our Americas region, excluding the Cali Colombia site, our sales volume decreased $2.1 million year-over-year due to lower sales in the hygiene and industrial markets, partially offset by higher healthcare and wipes markets volume. The Europe volume increase was due to the stabilization of underlying sales in our industrial markets and an increase in volumes in our consumer disposables, including higher wipes volumes.

A decrease in sales price/mix of $1.1 million was primarily associated with the Europe region. The decreases in all regions primarily resulted from selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $1.7 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers segment reflects the financial results of our Fabrene business operation in Canada. The $1.0 million volume decrease in sales was principally attributable to lower demand in the industrial packaging and agriculture markets, partially offset by higher demand in the building products markets. The $0.3 million increase in sales price/mix was due to an improved mix of products with higher average selling prices.

Gross Profit

All of the above percentages were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.

Gross profit as a percent of net sales was 19% for both the one month ended January 28, 2012 and 2011. The raw material component of COGS as a percentage of net sales decreased from 53.7% in 2011 to 52.5% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 6.6% in 2011 to 6.7% in 2012. The overhead component of COGS as a percentage of net sales increased from 20.7% in 2011 to 21.8%in 2012. The increase in the overhead costs as a percentage of net sales was due to (i) the year-over-year increase in lease expense associated with the new U.S. spunmelt manufacturing line; (ii) the year-over-year increase in depreciation associated with the new spunmelt manufacturing lines in both the U.S. and China; and (iii) year-over-year net manufacturing efficiencies.

Operating Income

A reconciliation of the change in operating income between the one month ended January 28, 2011 and the one month ended January 28, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Corporate/ Other	Total
	Americas	Europe	Asia	Total
One month ended January 28, 2011	$4.6	$1.8	$1.7	$8.1	$0.6	$(24.4)	$(15.7)
Change in operating income due to:
Volume	1.1	(0.1)	(0.3)	0.7	(0.3)	—	0.4
Price/mix	(0.1)	(0.8)	—	(0.9)	0.3	—	(0.6)
Lower raw material costs	3.3	0.2	0.1	3.6	0.2	—	3.8
(Higher) lower manufacturing costs	(2.6)	0.3	0.3	(2.0)	(0.2)	—	(2.2)
Foreign currency	(0.6)	(0.2)	(0.1)	(0.9)	(0.1)	0.8	(0.2)
(Higher) lower depreciation and amortization expense	(0.2)	(0.3)	(0.5)	(1.0)	(0.1)	(0.1)	(1.2)
Purchase accounting adjustments, primarily inventory value impacts	—	—	—	—	—	—	—
Lower special charges, net	—	—	—	—	—	20.2	20.2
All other, including lower selling, general and administrative spending	0.2	0.1	0.1	0.4	0.1	0.9	1.4

One month ended January 28, 2012	$5.7	$1.0	$1.3	$8.0	$0.5	$(2.6)	$5.9

Consolidated operating income improved by $21.6 million, from a loss of $15.7 million for the one month ended January 28, 2011 to income of $5.9 million for the one month ended January 28, 2012. The predominant contributing factor was lower special charges of $20.2 million, primarily associated with costs resulting from the Merger. Raw material costs were lower by $3.8 million, but were partially offset by increases in sales price/mix of $0.6 million. The sales price/mix reflected the effect of selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net effect of raw material cost decreases and sales price changes resulted in an increase in our operating income of $3.2 million in 2012 compared to the comparable period of 2011. Manufacturing costs were $2.2 million higher than the prior year, predominantly due to unfavorable results from the Americas region. The Americas region incurred incremental manufacturing costs of $0.7 million, year-over-year, due to the inclusion of the lease expense associated with the new U.S. spunmelt manufacturing line.

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

Special charges for the one month ended January 28, 2012 were $0.6 million and consisted of (i) $0.4 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (ii) $0.2 million of professional fees associated with the Blackstone Acquisition and other items. Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of (i) $6.2 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $12.7 million of accelerated vesting of share-based awards due to a change in control associated with the Merger; (iii) costs of $1.7 million, primarily equipment repair, to restore our Colombia site to operational status after the effects of the severe flooding that occurred in December 2010; and (iv) $0.2 million of employee termination and severance expenses associated with our plant realignment cost initiatives.

Interest and Other Expense

Net interest expense increased from $1.9 million for the one month ended January 28, 2011 to $4.0 million for the one month ended January 28, 2012. The $2.1 million increase in net interest expense was largely due to higher debt balances and interest rates on the Senior Secured Notes issued in connection with the Transactions as compared to various term loan borrowings and the impact of having a cash flow hedge (“Interest Rate Swap”) in the Predecessor period. The Senior Secured Notes accrue interest at the rate of 7.75%, whereas under our predecessor credit facility substantially all of the borrowings were subject to a LIBOR floor of 2.5% with an effective rate of 7.0%.

Foreign currency and other loss, net was $0.3 million and $0.1 million for the one month periods ended January 28, 2012 and January 28, 2011, respectively.

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

Comparison of Successor Five Months Ended June 30, 2012 and July 2, 2011

The following table sets forth components of our net sales and operating income (loss) by operating division for the five months ended June 30, 2012, the five months ended July 2, 2011 and the corresponding change (dollars in millions):

	Five Months Ended
	June 30, 2012	July 2, 2011	Change
Net sales:
Nonwovens Segments
Americas Nonwovens	$281.7	$270.8	$10.9
Europe Nonwovens	128.9	142.0	(13.1)
Asia Nonwovens	63.5	55.9	7.6

Total Nonwovens Segments	474.1	468.7	5.4
Oriented Polymers	31.3	26.8	4.5

	$505.4	$495.5	$9.9

Operating income (loss):
Nonwovens Segments
Americas Nonwovens	$25.0	$13.0	$12.0
Europe Nonwovens	6.1	3.1	3.0
Asia Nonwovens	7.0	8.8	(1.8)

Total Nonwovens Segments	38.1	24.9	13.2
Oriented Polymers	2.5	0.3	2.2
Unallocated Corporate, net of eliminations	(16.3)	(16.9)	0.6

	24.3	8.3	16.0
Special charges, net	(10.6)	(28.1)	17.5

	$13.7	$(19.8)	$33.5

The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Net Sales

Net sales were $505.4 million for the five months ended June 30, 2012, an increase of $9.9 million, or 2.0%, from net sales of $495.5 million from the comparable period of fiscal 2011. Net sales for 2012 increased in the Nonwovens Segments from 2011 by 1.1%, and net sales in 2012 in the Oriented Polymers segment improved 16.8% from 2011 results. A reconciliation of the change in net sales between the five months ended July 2, 2011 and the five months ended June 30, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Total
	Americas	Europe	Asia	Total
Five months ended July 2, 2011	$270.8	$142.0	$55.9	$468.7	$26.8	$495.5
Change in sales due to:
Volume	27.2	2.4	6.8	36.4	3.6	40.0
Price/mix	(10.6)	(3.6)	0.1	(14.1)	1.3	(12.8)
Foreign currency translation	(5.7)	(11.9)	0.7	(16.9)	(0.4)	(17.3)

Five months ended June 30, 2012	$281.7	$128.9	$63.5	$474.1	$31.3	$505.4

Nonwovens Segments:

Of the $36.4 million aggregate volume increase in the Nonwoven Segments sales, $24.2 million was associated with higher volumes at our Colombia facility compared to the prior year when the facility was impacted by the flood at the location. In our Americas region, excluding the Colombia site, our sales volume increased $3.0 million due to higher sales in the hygiene, wipes, and healthcare markets, partially offset by lower industrial market volumes. The Europe volume increase was due to higher sales in the wipes markets, partially offset by lower industrial, healthcare and hygiene markets volumes. The Asia volume increase was primarily driven by healthcare product sales from the New China Healthcare Line installed in fiscal 2011.

A decrease in sales price/mix of $14.1 million was primarily associated with the Americas and Europe regions, partially offset by improvement in the Asia region. The decreases primarily resulted from selling price decreases related to the pass through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $16.9 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.

Oriented Polymers:

The Oriented Polymers segment reflects the financial results of our Fabrene business operation in Canada. The $3.6 million volume increase in sales was principally attributable to higher demand in the building products market; partially offset by lower demand in the print media, industrial packaging and agriculture markets. The $1.3 million increase in sales price/mix was due to an improved mix of products with higher average selling prices.

Gross Profit

All of the above percentages were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.

Gross profit as a percent of net sales for the five months ended June 30, 2012 increased to 16.5% from 14.8% in the comparative period in 2011. The raw material component of COGS as a percentage of net sales decreased from 58.7% in 2011 to 55.6% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 6.4% in 2011 to 6.5% for 2012. The overhead component of COGS as a percentage of net sales increased from 20.1% in 2011 to 21.4% for 2012. The increase in the overhead costs as a percentage of net sales was due to (i) the year-over-year increase in lease expense associated with the new U.S. spunmelt manufacturing line; (ii) the year-over-year increase in depreciation associated with the new spunmelt manufacturing lines in both the U.S. and China; and (iii) year-over-year net manufacturing efficiencies.

Operating Income

A reconciliation of the change in operating income between the five months ended July 2, 2011 and the five months ended June 30, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Corporate/ Other	Total
	Americas	Europe	Asia	Total Nonwovens
Five months ended July 2, 2011	$13.0	$3.1	$8.8	$24.9	$0.3	$(45.0)	$(19.8)
Change in operating income due to:
Volume	7.2	(0.6)	1.5	8.1	0.6	—	8.7
Price/mix	(10.6)	(2.9)	0.2	(13.3)	1.3	—	(12.0)
Lower (higher) raw material costs	8.9	2.2	(1.5)	9.6	(0.5)	0.1	9.2
(Higher) lower manufacturing costs	—	(1.1)	(0.6)	(1.7)	(0.6)	—	(2.3)
Foreign currency	0.4	(0.3)	0.3	0.4	0.5	(0.1)	0.8
(Higher) lower depreciation and amortization expense	(0.6)	—	(2.5)	(3.1)	—	—	(3.1)
Purchase accounting adjustments, primarily inventory value impacts	4.6	5.0	1.3	10.9	0.8	—	11.7
Lower special charges, net	—	—	—	—	—	17.5	17.5
All other, including lower S,G&A Spending	2.1	0.7	(0.5)	2.3	0.1	0.6	3.0

Five months ended June 30, 2012	$25.0	$6.1	$7.0	$38.1	$2.5	$(26.9)	$13.7

Consolidated operating income improved by $33.5 million, from a loss of $19.8 million for the five months ended July 2, 2011 to income of $13.7 million for the five months ended June 30, 2012. Of the $33.5 million improvement in operating income, $29.2 million was due to lower special charges of $17.5 million, primarily associated with costs resulting from the Transactions; partially offset by the costs resulting from the internal redesign and restructuring of global operations initiative, (see “— Recent Developments — Internal Redesign and Restructuring of Global Operations”), and $11.7 million of lower purchase accounting adjustments primarily associated with the 2011 step-up of inventory values. The net impact of the previously discussed increase in volumes due to the disruption in operations in fiscal 2011 at our Colombia facility, combined with other changes in the business, resulted in an increase in operating income due to volume of $8.7 million. Raw material costs were lower by $9.2 million, but were fully offset by decreases in sales price/mix of $12.0 million. The sales price/mix reflected the effect of selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net effect of raw material cost decreases and sales price changes resulted in a decrease in our operating income of $2.8 million in 2012 compared to the comparable period of 2011. The Americas region incurred incremental manufacturing costs of $3.4 million, year-over-year, due to the inclusion of the lease expense associated with the new U.S. spunmelt manufacturing line; however, this amount was fully offset by improvements in the underlying manufacturing costs that were primarily realized in the carded business as compared to the prior year. The $1.1 million increase in manufacturing costs in the Europe region was primarily associated with increases within our Spain business operation. The increase in manufacturing costs for the Asia region was due to higher costs associated with the qualification of new products on the New China Healthcare Line, partially offset by improved operating efficiencies. The increase in depreciation expense for both the Americas and Asia regions was due to the incremental depreciation associated with the new spunmelt manufacturing lines installed in fiscal 2011.

Selling, general and administrative expenses were $58.9 million in the five months ended June 30, 2012 compared to $63.8 million for the same period in 2011. The $4.9 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $2.2 million decrease due to foreign currency movements; (ii) $1.0 million decrease in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; (iii) $0.9 million of lower expense associated with our short-term incentive compensation plan; and (iv) $0.8 million decrease in salaries and benefits and travel and entertainment expenses, due to cost reduction initiatives. Selling, general and administrative costs as a percent of net sales decreased from 12.9% in five months ended July 2, 2011 to 11.6% in the five months ended June 30, 2012.

Special charges for the five months ended June 30, 2012 were $10.6 million and consisted of: (i) $8.1 million of employee termination expenses, professional consulting fees, employee relocation and recruitment fees, and other professional and administrative costs associated with our internal redesign and restructuring of global operations initiative; (ii) $0.8 million of employee termination and severance expenses associated with out IS support outsource initiative; (iii) $0.7 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (iv) $0.3 million of professional fees associated with the Blackstone Acquisition; and (v) $0.7 million of other restructuring costs and other charges related to our pursuit of other business transaction opportunities. Special charges for the five months ended July 2, 2011 were $28.1 million and consisted of: (i) $25.4 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $1.1 million of employee termination and severance expenses associated with our plant realignment cost initiatives; (iii) $0.6 million of site clean-up costs to restore our Colombia manufacturing site to operational status after the effects of the severe flooding that occurred in December 2010; and (iv) $1.0 million of other charges related to our pursuit of other business transaction opportunities.

Interest and Other Expense

Net interest expense increased from $20.6 million for the five months ended July 2, 2011 to $21.5 million for the five months ended June 30, 2012. The $0.9 million increase in net interest expense was due to higher debt balances and lower amounts of capitalized interest with respect to our capacity expansion initiatives.

Foreign currency and other loss, net was a loss of $2.8 million and $1.4 million for the five month periods ended June 30, 2012 and July 2, 2011, respectively. The $1.4 million increase in net loss was primarily attributable to foreign currency losses.

Income Tax (Benefit) Expense

During the five months ended June 30, 2012, we recognized an income tax expense of $2.1 million on consolidated pre-tax book loss from operations of $10.7 million. During the five months ended July 2, 2011, we recognized income tax expense of $0.7 million on consolidated pre-tax book loss from continuing operations of $41.8 million.

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

Loss from Discontinued Operations

Discontinued operations were comprised of the net operating results of Difco for the five months ending July 2, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $2.8 million for the five months ended July 2, 2011. We also recognized a loss on the sale of Difco of approximately $0.2 million for the five months ended July 2, 2011.

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

Net Income Attributable to Polymer Group, Inc.

As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $12.8 million for the five months ended June 30, 2012 compared to net loss of $45.6 million for the five months ended July 2, 2011.

Liquidity and Capital Resources

Our primary source of liquidity continues to be cash balances on hand, cash flows from operations, cash inflows from the sale of certain account receivables through our factoring arrangements, borrowing availability under our existing credit facilities, our ABL facility, and our recently executed China Credit Facility — Hygiene Line.

Of our $78.1 million of cash and cash equivalents balance as of June 30, 2012, $50.3 million was held by subsidiaries outside of the U.S., the vast majority of which was available for repatriation through various intercompany arrangements.

We currently have intercompany loan agreements and in certain circumstances management services agreements in place that allow us to permanently repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries’ use of U.S. legal entities intellectual property rights that allow us to permanently repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. Should we decide to permanently repatriate foreign jurisdiction earnings by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. We believe that any such dividend activity and the related tax effect would not be material.

Our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.

Comparison as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$78.1	$72.7
Working capital	141.6	152.5
Total assets	1,046.9	1,060.6
Total debt	596.9	600.4
Total PGI shareholders’ equity	170.4	187.3

We had working capital (which consists of current assets less current liabilities) of approximately $141.6 million at June 30, 2012 compared with $152.5 million at December 31, 2011. As compared to December 31, 2011, our working capital balances decreased $10.9 million. The $10.9 million decrease in working capital was due to: (i) a $8.8 million increase in accounts payable and accrued liabilities balances; (ii) a $6.1 million reduction in inventories; (iii) a $5.4 million increase in cash-on-hand; (iv) a $2.5 million increase in other current assets primarily due to higher prepaid expense balances, higher amounts due from factoring agents, which was partially offset by lower VAT receivables and lower amounts attributable to assets held for sale; (v) a $1.8 million decrease in trade and other accounts receivable; (vi) a $1.5 million increase in income taxes payable; and (vii) a $0.6 million increase in short-term borrowings and current portion of long-term debt, principally due to an increase in current portion of long-term debt of $1.9 million; partially offset by lower short term borrowings of $1.3 million.

Accounts receivable, net at June 30, 2012 were $139.5 million as compared to $141.2 million at December 31, 2011, a decrease of $1.7 million. The net decrease in accounts receivable was primarily attributable to lower overall selling prices during second quarter 2012 as compared to fourth quarter 2011 and an increase in amounts sold through factoring agreements. We believe that our reserves adequately protect us against foreseeable increased collection risk. Accounts receivable represented approximately 43 days of sales outstanding at June 30, 2012 compared to 44 days of sales outstanding at December 31, 2011.

Inventories, net at June 30, 2012 were $97.8 million as compared to $103.9 million at December 31, 2011, a decrease of $6.1 million. The net decrease in inventory was comprised of a $6.4 million and a $1.0 million reduction in finished goods and raw materials, respectively, partially offset by an increase in work-in process of $1.3 million. Overall units of inventory on hand were lower at June 30, 2012 as compared to December 31, 2011. We had inventory representing approximately 36 days of cost of sales on hand at June 30, 2012 compared to 39 days of cost of sales on hand at December 31, 2011.

Accounts payable and accrued liabilities at June 30, 2012 were $199.3 million as compared to $190.5 million at December 31, 2011, an increase of $8.8 million. Our accounts payable balances increased by $14.3 million, while our accrued liability balances decreased by $5.5 million. The $14.3 million increase in accounts payable was due to an increase in effective credit terms with suppliers offset by lower raw material costs. Of the $5.5 million decrease in accrued liabilities, $2.5 million was attributable to a decrease in our accrual for incentive compensation and $3.5 million was due to a reduction in amounts due to key equipment suppliers. Accounts payable and accrued liabilities balances were also impacted by accruals with respect to the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, and changes in restructuring accruals and various other accruals for non-income taxes and other third-party fees. Accounts payable and accrued liabilities represented approximately 73 days of cost of sales outstanding at June 30, 2012 compared to 71 days of cost of sales outstanding at December 31, 2011.

Comparison as of Six Months Ended June 30, 2012, Five Months Ended July 2, 2011 and One Month Ended January 28, 2011

	Six Months Ended June 30, 2012	Five Months Ended July 2, 2011	One Month Ended January 28, 2011
	Successor	Successor	Predecessor
	(Dollars in millions)
Cash Flow Data:
Net cash provided by (used in) operating activities	$37.7	$(23.9)	$(25.3)
Net cash used in investing activities	(28.1)	(435.2)	(8.3)
Net cash (used in) provided by financing activities	(3.6)	442.0	31.4

Operating Activities

As sales volumes and raw material costs change, inventory, accounts receivable and trade accounts payable balances are expected to rise and fall, accordingly, and thus result in changes in our levels of working capital balances and cash flow from operations.

Net cash provided by operating activities was $37.7 million in the six months ended June 30, 2012, compared to cash used in operating activities of $23.9 million in the five months ended July 2, 2011, and compared to cash used in operating activities of $25.3 million in the one month ended January 28, 2011.

Six Months Ended June 30, 2012

Of the $37.7 million of cash provided by operating activities in the six month period ended June 30, 2012, $20.3 million was attributable to net income, after adjusting for $32.6 million of non-cash transactions, and $17.4 million was associated with an increase in other assets and liabilities, partially offset by a decrease in working capital.

Five Months Ended July 2, 2011

The $23.9 million of cash used in operating activities in the five month period ended July 2, 2011 was influenced by the following activities related to the Transactions: (i) we had $31.6 million of cash outlays for professional fees, excluding direct financing costs; and (ii) we had a favorable movement in other current assets as a result of the utilization of $31.1 million of restricted cash. Our operating cash flows for the five month period were also negatively impacted due to the disruption of our manufacturing activities at our Cali, Colombia manufacturing facility.

One Month Ended January 28, 2011

The $25.3 million of cash used in operating activities in the one month period ended January 28, 2011 was influenced by the following activities related to the Transactions: (i) we had $6.1 million of cash outlays for professional fees, excluding direct financing costs; and (ii) we had an unfavorable movement in other current assets due to the reclassification of $31.1 million of cash and cash equivalents as restricted cash. Our operating cash flows for the one month period were negatively impacted due to the disruption of our manufacturing activities at our Cali, Colombia manufacturing facility.

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

Investing Activities

Net cash used in investing activities amounted to $28.1 million, $435.2 million and $8.3 million in the six months ended June 30, 2012, the five months ended July 2, 2011 and the one month ended January 28, 2011, respectively.

Of the $28.1 million of cash used in investing activities in the six month period ended June 30, 2012, $29.6 million was used for capital expenditures; $1.6 million was cash proceeds received from the disposal of assets; and $0.1 million was used to acquire intangible assets.

Of the $435.2 million of cash used in investing activities in the five month period ended July 2, 2011, $403.5 million was attributable to the Merger, representing the purchase price; $33.6 million was used for capital expenditures; $9.2 million was cash proceeds received from the disposal of assets; $7.2 million was used to acquire the remaining noncontrolling interest in Nanhai, China; and $0.1 million was used to acquire intangible assets.

Of the $8.3 million of cash used in investing activities in the one month period ended January 28, 2011, $8.4 million was used for capital expenditures and $0.1 million was cash proceeds received from the disposal of assets.

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

Financing Activities

Net cash used in financing activities amounted to $3.6 million in the six months ended June 30, 2012, while net cash provided by financing activities amounted to $442.0 million and $31.4 million in the five months ended July 2, 2011 and the one month ended January 28, 2011, respectively.

Of the $3.6 million of cash used in financing activities in the six month period ended June 30, 2012, $5.0 million of cash proceeds was attributable to borrowings and $8.6 million of cash was used to repay borrowings.

Of the $442.0 million of cash provided by financing activities in the five month period ended July 2, 2011, $435.6 million was attributable to the Transactions and the remaining $6.4 million was associated with post-Transaction business activities. Of the $435.6 million net cash proceeds associated with the Transactions, $560.0 million of cash inflows resulted from the issuance of the Senior Secured Notes; $365.0 million of cash outlays were associated with the repayment of our pre-merger debt; $259.9 million of cash inflows related to the issuance of our common stock; and $19.3 million of cash outlays were associated with loan acquisition costs. Of the remaining $6.4 million of net cash proceeds associated with post-Transactions business activities, $10.2 million were associated with cash proceeds from borrowings; and $3.8 million represented cash outlays for the repayment of debt.

Of the $31.4 million of cash provided by financing activities in the one month period ended January 28, 2011, $31.5 million of cash proceeds was attributable to borrowings in connection with the Transactions and the remaining $0.1 million net cash outlays were attributable to pre-Transactions business activities.

While we have experienced stabilization in most of our end-use markets, we continue to experience volatility in raw material pricing, and increased competitive pricing pressures as new capacity comes into the market. However, based on our ability to generate positive cash flows from operations and the financial flexibility provided by our credit facilities, we believe that we have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. In addition to cash from operations, we have access to the ABL Facility (subject to the available borrowing base) as a result of the Transactions, cash on our balance sheet, our factoring agreements, our credit facility in Argentina and our China Credit Facility — Hygiene Line to provide liquidity going forward.

Contractual Obligations

The following table sets forth our contractual obligations under existing debt agreements, operating leases and capital leases that have initial or non-cancellable lease terms in excess of one year as of June 30, 2012 and purchase commitments as of June 30, 2012 (dollars in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt, including short-term borrowings (1)	$597.0	$13.2	$20.4	$3.4	$560.0
Obligations under third-party nonaffiliated operating lease agreements (2)	61.2	12.2	20.2	17.7	11.1
Capital lease obligations (3)	0.3	0.2	0.1	—	—
Purchase commitments (4)	84.0	75.5	8.5	—	—

Total (5)	$742.5	$101.1	$49.2	$21.1	$571.1

(1)	Excludes estimated cash interest payments of approximately $45.0 million, $87.9 million, $86.9 million and $86.8 million for periods less than 1 year, 1 to 3 years, 3 to 5 years and more than 5 years, respectively, based on the assumption that the rate of interest remains unchanged from June 30, 2012 and only required amortization payments are made.
(2)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.
(3)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.
(4)	Represents our commitments related to the purchase of raw materials, maintenance, converting services and capital projects, including our obligations associated with the China Hygiene Expansion Project (discussed in further detail below). As of June 30, 2012, we have documentary letters of credit related to $4.8 million of raw material purchases that are included in this amount.
(5)	See “Other Obligations and Commitments” below for further discussion of other contractual obligations, including unrecognized tax obligations.

Debt Obligations

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged.

Our liquidity requirements are significant, primarily due to debt service requirements. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our ABL Facility, and factoring agreements will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment obligations.

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

As of June 30, 2012, we had no borrowings under the ABL Facility. As of June 30, 2012, the borrowing base was $32.0 million and since we had outstanding standby letters of credit of $11.0 million, the resulting net availability under the ABL Facility was $21.0 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 30, 2012.

Short-term borrowings

In fiscal year 2012, we have entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.7 million as of June 30, 2012. These facilities have an interest rate of 2.63% and mature at various dates through December 31, 2012. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.

Subsidiary Indebtedness

Argentina Indebtedness - Short-term borrowings

Our subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million as of June 30, 2012. These facilities mature at various dates through November 2012. As of June 30, 2012, the weighted average interest rate on these borrowings was 6.0%. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.

Argentina Indebtedness - Long-term borrowings

In January 2007, our subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with a banking institution in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, amount to 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of June 30, 2012, the face amount of the outstanding indebtedness was approximately $13.8 million, consisting of the U.S. dollar-denominated loan. Concurrent with the Merger, we repaid and terminated the Argentine peso-denominated loans.

As a part of the Acquisition purchase accounting process, we adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to the fair market value as of that date. As a result, we recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. We are amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in our June 30, 2012 Consolidated Balance Sheet. Accordingly, as of June 30, 2012, the carrying amount of the Argentina Credit Facility was $13.3 million.

The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of approximately $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.

China Credit Facility — Healthcare Line

We entered into the China Credit Facility — Healthcare Line in the third quarter of 2010 to finance a portion of the installation of the New China Healthcare Line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the China Credit Facility — Healthcare Line, excluding any interest added to principal, amounts to $20.0 million. As of June 30, 2012, outstanding indebtedness under the facility was $19.5 million.

The three-year term of the agreement began with the date of the first draw down on the China Credit Facility — Healthcare Line. We were not required to pledge any security for the benefit of the China Credit Facility — Healthcare Line. The interest rate applicable to borrowings under the facility is based on three-month LIBOR plus an amount to be determined at the time of funding. Of the $19.5 million of outstanding indebtedness as of June 30, 2012, $9.5 million is subject to one-year LIBOR plus 450 points, with the remaining $10.0 million being subject to one-year LIBOR plus 550 points. We are obligated to repay $3.5 million of the principal balance in the fourth quarter of 2012, $2.5 million in second quarter 2013 with the remaining $13.5 million to be repaid in the fourth quarter of 2013.

China Credit Facility — Hygiene Line

As discussed earlier, we entered into the China Credit Facility — Hygiene Line in the second quarter of 2012 to finance a portion of the installation of the New China Hygiene Line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the China Credit Facility — Hygiene Line, excluding any interest added to principal, amounts to $25.0 million. As of June 30, 2012, the Company’s borrowing base availability of $25.0 million was reduced by $12.0 million of outstanding letters of credit, resulting in a net borrowing base availability of $13.0 million. We currently intend to drawdown approximately $11.0 million and $14.0 million under the China Credit Facility — Hygiene Line in second half of 2012 and first half of 2013, respectively.

Other Subsidiary Indebtedness

As of June 30, 2012, our subsidiaries also had outstanding letters of credit in the amount of $4.8 million, which were primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of June 30, 2012.

Operating Lease Obligations

We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $7.3 million, $2.8 million and $0.9 million for the six months ended June 30, 2012, the five months ended July 2, 2011 and the one month ended January 28, 2011. The expenses are recognized on a straight-line basis over the life of the lease. Certain of these leases associated with our PGI Spain business were cancelled in conjunction with the Transactions. If we were to exclude the impact of the cancelled leases on our predecessor financial periods, our rent expense would have been approximately $0.5 million for the one month ended January 28, 2011.

On October 7, 2011, an equipment lease agreement associated with our new U.S. spunmelt line commenced (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million. The Equipment Lease Agreement includes covenants, events of default and other provisions that requires us to maintain certain financial ratios and other requirements.

Purchase Commitments

Of our $84.0 million of purchase commitments at June 30, 2012, $48.8 million related to the future purchase of raw materials, $26.5 million represents commitments for the acquisition of the New China Hygiene Line in China and $8.7 million related to the purchase of maintenance and converting services.

China Hygiene Expansion Project. On June 30, 2011, we entered into a firm purchase commitment to acquire a spunmelt line, the New China Hygiene Line. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, the existing U.S.-based credit facility and the China Credit Facility — Hygiene Line, as needed. As of June 30, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $50.0 million, which includes $26.5 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $50.0 million, $18.3 million and $31.2 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years. On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of June 30, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.

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

The sale of our receivables under our factoring agreements accelerates the collection of cash associated with trade receivables and reduces customer credit exposure. The net amount of trade receivables due from the factoring entities, and therefore, excluded from our accounts receivable, was $6.7 million as of June 30, 2012. We may in the future increase the sale of receivables or enter into additional factoring agreements.

Other Obligations

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $24.2 million as of June 30, 2012 have been excluded from the contractual obligations table above. Through June 30, 2012, we have contributed $2.5 million and plan to contribute an additional $2.5 million to our pension and postretirement plans in 2012. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.

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

Our Senior Secured Notes and ABL Facility generally define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring and other charges permitted in calculating covenant compliance under the indenture governing the Senior Secured Notes and the credit agreement governing our ABL Facility.

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

Adjusted EBITDA is not a recognized term under U.S. GAAP, and should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with U.S. GAAP and is not indicative of income from operations as determined under U.S. GAAP. Adjusted EBITDA and other non-U.S. GAAP financial measures have limitations which should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles net loss to Adjusted EBITDA (dollars in millions):

	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Net loss	$(12.1)	$(43.0)
Loss from discontinued operations	—	2.7
Loss from sale of discontinued operations	—	0.5
Interest expense, net	12.7	51.4
Income and franchise tax expense	(1.0)	(0.4)
Depreciation & amortization (a)	15.8	62.4
Adjustments resulting from application from purchase accounting (b)	0.3	2.1
Non-cash compensation (c)	0.2	0.8
Special charges (d)	8.8	24.5
Foreign currency and other non-operating (gain) loss, net (e)	3.0	21.7
Severance and relocation expenses (f)	0.4	2.4
Unusual or non-recurring charges, net	—	0.9
Business optimization expense (g)	0.3	1.0
Management, monitoring and advisory fees (h)	0.7	3.1
Annualized incremental contribution from Cali, Colombia spunmelt lines (i)	—	5.2

Adjusted EBITDA	$29.1	$135.3

(a)	Excludes loan amortization costs that are included in interest expense.
(b)	Reflects adjustments to inventory related to the step-up in value pursuant to U.S. GAAP resulting from the application of purchase accounting in relation to the Transactions.
(c)	Reflects non-cash compensation costs related to employee and director stock options.
(d)	Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities and other charges included in Special charges, net in our consolidated statement of operations.
(e)	Reflects (gains) losses from foreign currency translation of intercompany loans, unrealized (gains) losses on interest rate and foreign currency hedging transactions, (gains) losses on sales of assets outside the ordinary course of business, factoring costs and certain other non-operating (gains) losses recorded in Foreign Currency and Other (Gain) Loss, net above as well as (gains) losses from foreign currency transactions recorded in Other Operating (Income) Loss, net above.
(f)	Reflects severance and relocation expenses not included under Special charges above.
(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.
(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.
(i)	Represents the annualized earnings of our spunmelt lines in Cali, Colombia for the period the plant was down due to the flooding. The adjustment is based on the actual earnings of the spunmelt lines in Colombia during the third quarter of 2010.

Hedging Activities

Foreign Exchange Forward Contracts

On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of June 30, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.

Interest Rate Swap Contracts

Prior to the Transactions, we maintained a portion of our position in a cash flow hedge agreement that effectively converted $240.0 million of notional principal amount of our predecessor credit facility from a variable LIBOR rate to a fixed LIBOR rate. In connection with the Transactions, we settled that interest rate swap for a cost of $2.1 million.

Further details associated with our predecessor interest rate swap contracts are discussed in Note 14 “Derivative and Other Financial Instruments and Hedging Activities” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and equipment. The impact of inflation on our financial position and results of operations was not significant during 2012 and 2011. However, we continue to be impacted by rising raw material costs. See our “Quantitative and Qualitative Disclosures About Market Risk” included below within this Quarterly Report on Form 10-Q.

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

Revenue Recognition. Revenue from product sales is recognized when title and risks of ownership pass to the customer, which is on the date of shipment to the customer, or upon delivery to a place identified by the customer, depending upon contract terms and when collectability is reasonably assured and pricing is fixed or determinable. Revenue includes amounts billed to customers for shipping and handling. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in determining revenue in the same period that the revenue is recognized. We base our estimate of the expense to be recorded each period on historical returns and allowance levels. We do not believe the likelihood is significant that materially higher deduction levels will result based on prior experience.

Accounts Receivable and Concentration of Credit Risks. Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers’ financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash inflows from product sales, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At June 30, 2012, a reserve of $2.4 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.

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

Impairment of Long-Lived Assets. Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows. The analysis, when conducted, requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flow for existing assets could render a write-down necessary that previously required no write-down.

For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of June 30, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

Our annual goodwill impairment testing date is during the fourth quarter of each fiscal year to be in alignment with our annual business planning and budgeting process. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. We completed our last annual impairment testing of goodwill in fourth quarter 2011, and as a result of that analysis, we concluded that we had an impairment of goodwill of approximately $7.6 million which was attributed to four of our twelve reporting units. As of June 30, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for our indefinite-lived intangible assets. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.

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

We are exposed to market risks for changes in foreign currency rates and interest rates and we have exposure to commodity price risks, including prices of our primary raw materials. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange rates and raw material pricing arising in our business activities. We manage these financial exposures primarily through operational means and secondarily by using various financial instruments. These hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. These practices may change as economic conditions change.

Long-Term Debt and Interest Rate Market Risk

Our long-term financing consists of $560.0 million of 7.75% senior secured notes due 2019. As fixed-rate debt, the interest would not change with a change in the market interest rate. Certain of our subsidiary indebtedness have a variable interest rate, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of June 30, 2012, would change our interest expense by approximately $0.3 million.

The estimated fair value of our outstanding long-term debt, including current portion, as of June 30, 2012, was approximately $624.4 million.

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

On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of June 30, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.

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

We have not historically hedged our exposure to raw material increases with synthetic financial instruments. However, we have certain customer contracts with price adjustment provisions which provide for index-based pass-through of changes in the underlying raw material costs, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of net sales have decreased from 58.2% in fiscal 2011 to 55.2% for the six months ended June 30, 2012. On a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.

In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our COGS would increase and our operating profit would correspondingly decrease. By way of example, if the price of polypropylene was to rise $.01 per pound, and we were not able to pass along any of such increase to our customers, we would realize a decrease of approximately $5.5 million, on an annualized basis based on current purchase volumes in our reported pre-tax operating income. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our COGS would decrease and our operating profit would correspondingly increase.

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

ITEM 6.	EXHIBITS

Exhibits required to be filed in connection with this Quarterly Report on Form 10-Q are listed below.

Exhibit No.	Description

10.1	Amended and Restated Polymer Group, Inc. Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 15, 2012)

10.2	Amendment No.1, dated June 12, 2012, to Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

101	XBRL (Extensible Business Reporting Language). The following materials from the Polymer Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated balance sheets; (ii) Consolidated statements of operations; (iii) Consolidated statements of comprehensive loss; (iv) Consolidated statements of cash flows; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: August 13, 2012	By:	/s/ Veronica M. Hagen
Veronica M. Hagen Chief Executive Officer

Date: August 13, 2012	By:	/s/ Dennis E. Norman
Dennis E. Norman Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2012	By:	/s/ James L. Anderson
James L. Anderson Chief Accounting Officer (Principal Accounting Officer)