Form 10-Q
period 2012-09-29
POLYMER GROUP INC
filed 2012-11-09
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
_____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14330
_____________________________________________
POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9335 Harris Corners Parkway, Suite 300 Charlotte, North Carolina	28,269
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 697-5100
Former name, former address and former fiscal year, if changed since last report: None
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2012, there were 1,000 shares of the registrant’s common stock issued and outstanding. Effective January 28, 2011, the registrant was acquired by Scorpio Acquisition Corporation. There is no public trading in the registrant’s common stock.

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
Important factors that could adversely affect our business, financial condition or results of operations are described in Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are based on current expectations and assumptions about future events. Although management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that these events will occur or that our results will be as anticipated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited)
	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,099	$72,742
Accounts receivable, net	131,331	141,172
Inventories, net	98,809	103,911
Deferred income taxes	4,305	4,404
Other current assets	38,314	36,044
Total current assets	367,858	358,273
Property, plant and equipment, net of accumulated depreciation of $90,354 as of September 29, 2012 and $46,440 as of December 31, 2011	482,002	493,352
Goodwill	80,389	80,546
Intangible assets, net of accumulated amortization of $14,419 as of September 29, 2012 and $7,948 as of December 31, 2011	77,405	83,751
Deferred income taxes	1,944	1,939
Other noncurrent assets	40,972	42,717
Total assets	$1,050,570	$1,060,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,071	$5,000
Accounts payable and accrued liabilities	188,335	190,516
Income taxes payable	2,923	1,023
Deferred income taxes	1,691	1,691
Current portion of long-term debt	9,525	7,592
Total current liabilities	205,545	205,822
Long-term debt	593,725	587,853
Deferred income taxes	34,795	34,807
Other noncurrent liabilities	40,563	44,799
Total liabilities	874,628	873,281
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	261,581	260,597
Retained deficit	(87,176)	(76,171)
Accumulated other comprehensive income	1,537	2,871
Total equity	175,942	187,297
Total liabilities and equity	$1,050,570	$1,060,578
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011
Net sales	$290,097	$315,498
Cost of goods sold	238,123	266,509
Gross profit	51,974	48,989
Selling, general and administrative expenses	33,044	34,516
Special charges, net	1,732	1,399
Other operating (income) loss, net	(235)	1,691
Operating income	17,433	11,383
Other expense:
Interest expense, net	12,487	12,866
Foreign currency and other loss, net	999	2,886
Income (loss) before income tax expense and discontinued operations	3,947	(4,369)
Income tax expense	2,593	936
Income (loss) from continuing operations	1,354	(5,305)
Loss from operations of discontinued business	—	(3,363)
Loss on sale of discontinued operations	—	(520)
Loss from discontinued operations, net of tax	—	(3,883)
Net income (loss)	$1,354	$(9,188)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

	Successor		Predecessor
	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Net sales	$881,512	$810,992	$84,606
Cost of goods sold	729,932	688,683	68,531
Gross profit	151,580	122,309	16,075
Selling, general and administrative expenses	102,354	98,338	11,564
Special charges, net	12,904	29,467	20,824
Other operating (income) loss, net	(754)	2,892	(564)
Operating income (loss)	37,076	(8,388)	(15,749)
Other expense:
Interest expense, net	38,074	33,513	1,922
Foreign currency and other loss, net	4,095	4,249	82
Loss before income tax expense and discontinued operations	(5,093)	(46,150)	(17,753)
Income tax expense	5,912	1,614	549
Loss from continuing operations	(11,005)	(47,764)	(18,302)
(Loss) income from operations of discontinued business	—	(6,192)	182
Loss on sale of discontinued operations	—	(735)	—
(Loss) income from discontinued operations, net of tax	—	(6,927)	182
Net loss	(11,005)	(54,691)	(18,120)
Net income attributable to noncontrolling interests	—	(59)	(83)
Net loss attributable to Polymer Group, Inc.	$(11,005)	$(54,750)	$(18,203)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands)

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Net income (loss)	$1,354	$(9,188)	$(11,005)	$(54,691)	$(18,120)
Other comprehensive income (loss), net of tax
Unrealized currency translation adjustments	3,976	(10,054)	(1,292)	1,848	2,845
Employee postretirement benefits	206	—	(42)	—	—
Cash flow hedge adjustments	—	—	—	—	183
Total other comprehensive income (loss), net of tax	4,182	(10,054)	(1,334)	1,848	3,028
Comprehensive income (loss)	5,536	(19,242)	(12,339)	(52,843)	(15,092)
Comprehensive income attributable to noncontrolling interests	—	—	—	(121)	(83)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$5,536	$(19,242)	$(12,339)	$(52,964)	$(15,175)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In Thousands)
For the Nine Months Ended September 29, 2012

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 31, 2011	1	$—	$260,597	$(76,171)	$2,871	$187,297
Amounts due to shareholders	—	—	364	—	—	364
Net loss	—	—	—	(11,005)	—	(11,005)
Compensation recognized on share-based awards	—	—	620	—	—	620
Employee benefit plans, net of tax	—	—	—	—	(42)	(42)
Currency translation adjustments, net of tax	—	—	—	—	(1,292)	(1,292)
Balance — September 29, 2012	1	$—	$261,581	$(87,176)	$1,537	$175,942
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Successor		Predecessor
	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Operating activities
Net loss	$(11,005)	$(54,691)	$(18,120)
Adjustments for non-cash transactions:
Deferred income taxes	103	945	—
Depreciation and amortization expense	49,466	41,008	3,535
Inventory step-up related to merger	—	13,012	—
Inventory absorption related to step-up depreciation	—	(181)	—
(Gain) loss on derivatives and other financial instruments	(147)	—	187
(Gains) losses on sale of assets, net	(8)	703	(25)
Non-cash compensation	620	687	13,591
Changes in operating assets and liabilities:
Accounts receivable, net	9,079	(22,004)	(3,287)
Inventories, net	5,010	(5,427)	(2,988)
Other current assets	(3,584)	32,862	(38,025)
Accounts payable and accrued liabilities	4,577	(7,670)	17,238
Other, net	1,519	792	2,624
Net cash provided by (used in) operating activities	55,630	36	(25,270)
Investing activities
Purchases of property, plant and equipment	(40,146)	(53,756)	(8,405)
Proceeds from sale of assets	1,657	11,010	105
Acquisition of noncontrolling interest	—	(7,246)	—
Acquisition of intangibles and other	(175)	(168)	(5)
Acquisition of Polymer Group, Inc.	—	(403,496)	—
Net cash used in investing activities	(38,664)	(453,656)	(8,305)
Financing activities
Proceeds from Issuance of Senior Secured Notes	—	560,000	—
Proceeds from long-term borrowings	10,977	10,281	31,500
Proceeds from short-term borrowings	4,943	5,245	631
Repayment of Term Loan	—	(286,470)	—
Repayment of long-term borrowings	(3,249)	(50,133)	(24)
Repayment of short-term borrowings	(6,894)	(34,874)	(665)
Loan acquisition costs	—	(19,252)	—
Issuance of common stock	—	259,865	—
Net cash provided by financing activities	5,777	444,662	31,442
Effect of exchange rate changes on cash	(386)	558	549
Net increase (decrease) in cash and cash equivalents	22,357	(8,400)	(1,584)
Cash and cash equivalents at beginning of period	72,742	70,771	72,355
Cash and cash equivalents at end of period	$95,099	$62,371	$70,771
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
Basis of Presentation
Acquisition
On January 28, 2011 (the “Merger Date”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2010 (the “Merger Agreement”), Scorpio Merger Sub Corporation, a newly formed Delaware Corporation (“Merger Sub”), merged with and into Polymer, with Polymer surviving as a direct, wholly-owned subsidiary of Scorpio Acquisition Corporation, a Delaware corporation (“Parent”) (collectively the “Acquisition” or “Merger”). Parent’s sole asset is its 100% ownership of the stock of Polymer. Parent is owned 100% by Scorpio Holdings Corporation, a Delaware Corporation (“Holdings”). Certain private investment funds affiliated with The Blackstone Group (“Blackstone”), a private equity firm based in New York, along with its co-investors and certain members of the Company’s management, own 100% of the outstanding equity of Holdings. As a result, Polymer became a privately-held company.
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

Reclassifications
Certain amounts previously presented in the consolidated financial statements and footnotes from prior periods have been reclassified to conform with the current period presentation.
Adjustment for Out-of-Period Items

The accompanying unaudited interim consolidated financial statements for the three and nine month periods ended September 29, 2012 include an out-of-period adjustment to properly reflect a VAT tax obligation due in a foreign jurisdiction. During the quarter ended September 29, 2012, management reevaluated its methodology for computing non-deductible VAT for imported raw materials and export sales for one of its China businesses for the period from fourth quarter 2006 through April 2011, and determined that its past methodology for computing the VAT due to the Chinese government was not in conformity with the applicable tax regulations. As a result, management determined that it was necessary to increase its VAT liability as of September 29, 2012, by approximately $1.3 million.

For the three and nine months ended September 29, 2012, this adjustment had the effect of increasing Cost of goods sold by $1.3 million and decreasing Income tax expense by $0.1 million, thus decreasing Net income (loss) by $1.2 million for the three months ended September 29, 2012 and increasing Net loss attributable to Polymer Group, Inc. by $1.2 million for the nine months ended September 29, 2012. The effect on the September 29, 2012 Consolidated Balance Sheet was to recognize a $1.0 million increase in Accounts payable and accrued liabilities and a $0.2 million increase in Other non-current liabilities. This adjustment was not considered material to the Company's consolidated financial statements for the three and nine month periods ended September 29, 2012, or any prior period.
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
Recent Accounting Standards
In May 2011, the FASB issued ASU 2011-4 to amend certain guidance in ASC 820, “Fair Value Measurement”. This update provides guidance to improve the consistency of the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of this guidance changed certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of non-financial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5 to amend certain guidance in ASC 220, “Comprehensive Income”. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. Further, the guidance requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12 which indefinitely deferred the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU 2011-8 to amend certain guidance in ASC 350, “Intangibles - Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11 to amend certain guidance in ASC 210-20, “Balance Sheet: Offsetting”. This update enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with U.S. GAAP or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should be applied retrospectively to all comparative periods presented. The Company is still assessing the potential impact of adoption.
In July 2012, the FASB issued ASU 2012-02 to amend certain guidance in ASC 350, “Intangibles - Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Though early adoption is permitted, the Company did not early adopt this guidance and is still assessing the potential impact of adoption.
Note 2.  Concentration of Credit Risks and Accounts Receivable Factoring Agreements
Accounts receivable potentially expose the Company to a concentration of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on its customers’ financial condition, as deemed necessary, but generally does not require collateral to support such receivables. Customer balances are considered past due based on contractual terms and the Company does not accrue interest on the past due balances. Also, in an effort to reduce its credit exposure to certain customers, as well as accelerate its cash flows, the Company has sold, on a non-recourse basis, certain of its receivables pursuant to factoring agreements. The provision for losses on uncollectible accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risk of repayment. The allowance for doubtful accounts was approximately $3.0 million at September 29, 2012 and $1.1 million at December 31, 2011, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who have filed for protection under bankruptcy laws. The $1.1 million allowance for doubtful accounts balance as of December 31, 2011 was favorably impacted by the Company’s fair value purchase accounting, which reset the allowance for doubtful accounts to zero effective January 28, 2011. Once management determines that the receivables are not recoverable, the amounts are removed from the financial records along with the corresponding reserve balance. Sales to The Procter & Gamble Company (“P&G”) accounted for 15.4% and 16.3% of the Company’s sales in the first nine months of fiscal 2012 and 2011, respectively.
The Company has entered into a factoring agreement to sell, without recourse or discount, certain U.S. company-based receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Additionally, the Company’s subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements (the “Foreign Subsidiary Factor Agreements”) to sell, without recourse or discount, certain non-U.S. company-based receivables to unrelated third-party financial institutions. Under the terms of the Foreign Subsidiary Factoring Agreements, the maximum amount of outstanding advances at any one time is $50.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
A total of approximately $279.1 million and $212.1 million of receivables have been sold under the terms of the factoring agreements during the nine months ended September 29, 2012 and the nine months ended October 1, 2011, respectively. The increase in the receivables sold between the first nine months of 2012 and the first nine months of 2011 was due primarily to additional receivables sold from the Company’s Colombia and Netherlands operations, which commenced their factoring programs in July 2011 and March 2012, respectively.
The Company’s use of factoring arrangements accelerates cash collection from product sales. Other benefits include the reduction of customer credit exposure. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, “Transfers and Servicing” (“ASC 860”). The gross amount of outstanding trade receivables sold to the factoring entities and, therefore, excluded from the Company’s accounts receivable, was $54.2 million and $42.5 million as of September 29, 2012 and December 31, 2011, respectively. The amount due from the factoring companies, net of advances received from the factoring companies, was $8.6 million and $7.6 million at September 29, 2012 and December 31, 2011, respectively, and is shown in Other current assets in the Consolidated Balance Sheets. As such, the net amount of factored receivables was $45.6 million and $34.9 million as of September 29, 2012 and December 31, 2011, respectively.
The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, are included in Foreign currency and other loss, net in the Consolidated Statements of Operations. The Company incurred approximately $0.8 million, $0.6 million, and $0.1 million of factoring fees during the nine months ended September 29, 2012, the eight months ended October 1, 2011 and the one month ended January 28, 2011, respectively. The Company incurred approximately $0.3 million and $0.2 million of factoring fees during the three months ended September 29, 2012 and October 1, 2011, respectively.
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

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$806	$—	$8,916	$—	$—
Plant realignment costs	942	262	1,953	1,313	194
IS support initiative	5	—	779	—	—
Other restructure initiatives	—	—	163	—	—
Total restructuring and plant realignment costs	1,753	262	11,811	1,313	194
Acquisition and merger related costs
Blackstone acquisition costs	2	909	452	26,322	6,137
Accelerated vesting of share-based awards	—	—	—	—	12,694
Total acquisition and merger related costs	2	909	452	26,322	18,831
Other special charges
Colombia flood	—	36	57	675	1,685
Other charges	(23)	192	584	1,157	114
Total other special charges	(23)	228	641	1,832	1,799
	$1,732	$1,399	$12,904	$29,467	$20,824
Restructuring and Plant Realignment Costs
Internal redesign and restructuring of global operations
On April 10, 2012, the Board of Directors of the Company approved an internal redesign and restructuring of global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The majority of the restructuring costs were accounted for in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits”. As a result of this initiative, the Company incurred $0.8 million and $8.9 million of costs in the three and nine months ended September 29, 2012, respectively. The Company anticipates that the substantial majority of the restructuring will be completed by the end of fiscal year 2012.
Of the $0.8 million, $0.1 million was associated with employee separation expenses and $0.7 million was associated with employee relocation and recruitment fees, professional fees and other administrative costs.
Of the $8.9 million, $6.2 million was associated with employee separation expenses; $1.6 million was associated with professional consulting fees; $1.1 million was associated with employee relocation and recruitment fees, professional fees and other administrative costs.
The Company anticipates additional pre-tax costs to be within a range of $0.4 million to $3.5 million, which will primarily be associated with additional employee separation expenses and other fees.
Plant Realignment Costs
The $0.9 million of plant realignment costs incurred in the three month period ended September 29, 2012 is primarily due to severance and other costs for restructuring and cost improvement activities within the Americas and Europe regions. The $0.3 million of plant realignment costs incurred in the three month period ended October 1, 2011 is due to severance and other costs for restructuring and cost improvement activities in the Americas.
The $2.0 million of plant realignment costs incurred in the nine month period ended September 29, 2012, is primarily due to severance and other costs for restructuring and cost improvement activities within the Europe and Americas regions. The $1.3 million of plant realignment costs incurred in the eight month period ended October 1, 2011 is comprised of severance and other costs for restructuring and cost improvement activities in the Americas. The $0.2 million of restructuring and plant realignment costs incurred in the one month period ended January 28, 2011 is comprised of severance and other costs for restructuring and cost improvement activities in the Americas.
IS Support Initiative
The $0.8 million of costs incurred in the nine months ended September 29, 2012 is associated with the Company’s initiative to utilize a third-party service provider for its IS support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. The costs consist primarily of employee separation and severance expenses.
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
The following table summarizes the components of the accrued liability with respect to the Company’s business restructuring activities as of and for the nine month period ended September 29, 2012 (in thousands):

Balance accrued at beginning of period	$1,100
2012 restructuring and plant realignment costs	11,811
Cash payments	(9,210)
Adjustments	(33)
Balance accrued at end of period	$3,668
Acquisition and Merger Related Costs

Blackstone Acquisition Costs
As a result of the Acquisition, the Company recognized $0.9 million, $0.5 million, $26.3 million and $6.1 million of expense associated with professional fees and other transaction-related costs during the three months ended October 1, 2011, the nine months ended September 29, 2012, the eight months ended October 1, 2011 and the one month period ended January 28, 2011, respectively. The Company incurred $19.3 million in direct financing costs associated with the issuance of the $560 million aggregate 7.75% senior secured notes (the “Senior Secured Notes”) and associated with entering into the senior secured asset-based revolving credit facility (the “ABL Facility”). These costs were recognized as an intangible asset on the Consolidated Balance Sheet as of December 31, 2011.
Accelerated Vesting of Share-Based Awards
Due to a change in control associated with the Acquisition, the Company’s predecessor restricted shares and restricted share units granted in accordance with the Company’s restricted stock plans became fully vested during the one month period ended January 28, 2011, were canceled and converted into the right to receive (i) upon the effective time of the Merger, an amount in cash equal to the per share closing payment; and (ii) on each escrow release date, an amount in cash equal to the per share escrow payment, in each case, less any applicable withholding taxes. Similarly, during the same period, the Company’s predecessor stock options granted in accordance with the Company’s stock option plan became fully vested and were canceled and converted into the right to receive, in full satisfaction of the rights of such holder with respect thereto, (i) upon the effective time of the Merger, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the excess of the per share closing payment over the exercise price for such stock option, which was in all cases $6.00 per share; and (ii) on each date on which amounts were released from the escrow fund to the Company’s stockholders, an amount in cash equal to the number of shares of Company common stock subject to such stock option multiplied by the per share escrow payment, in each case, less any applicable withholding taxes.
In accordance with the guidance in ASC 718, the Company recognized $12.7 million of expense during the one month period ended January 28, 2011 associated with the accelerated vesting and cancellation of the share-based awards associated with these plans.
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
The Company recognized net expenses in Special Charges, net of $0.1 million, $0.7 million and $1.7 million associated with the restoration of the Colombia manufacturing facility during the three months ended October 1, 2011, the eight months ended October 1, 2011 and the one month period ended January 28, 2011, respectively.
The fiscal year 2011 amounts were net of insurance proceeds. Further, during the eight months ended October 1, 2011, the Company capitalized $8.1 million of costs that were incurred to bring the manufacturing equipment to a functional state.
Other Charges
Other charges consist primarily of expenses related to the Company’s pursuit of other business transaction opportunities.
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

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Net sales	$—	$6,362	$—	$27,212	$4,060
Pre-tax (loss) income	—	(3,122)	—	(5,894)	320
Income tax expense	—	241	—	298	138
Net (loss) income	$—	$(3,363)	$—	$(6,192)	$182
The tax expense for Difco was $0.2 million, $0.3 million and $0.1 million for the three months ended October 1, 2011, the eight months ended October 1, 2011 and the one month ended January 28, 2011, respectively. The actual tax expense differs from such expense determined at the U.S. statutory rate primarily due to intercompany profits, currency differences, losses with no expectation of future benefits and unrecognized tax benefits. The differences in the tax expense between respective periods are primarily due to differences in the pre-tax book profits.
The Company received $10.9 million of cash proceeds on the sale of Difco consisting of $9.2 million related to working capital assets from the April 2011 Asset Sale and $1.7 million for the sale of the land, building and remaining equipment from the September 2011 Asset Sale.
Note 5.  Inventories, net
Inventories consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Finished goods	$41,248	$54,089
Work in process	14,613	9,574
Raw materials and supplies	42,948	40,248
	$98,809	$103,911
Inventories are net of reserves, primarily for obsolete and slow-moving inventories, of approximately $3.4 million and $2.5 million at September 29, 2012 and December 31, 2011, respectively. Management believes that the reserves are adequate to provide for losses in the normal course of business.
Note 6.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Accounts payable to vendors	$130,119	$116,723
Accrued salaries, wages, incentive compensation and other fringe benefits	19,342	22,705
Accrued interest	7,836	18,630
Other accrued expenses	31,038	32,458
	$188,335	$190,516

Note 7.  Debt
Long-term debt consists of the following (in thousands):

	September 29, 2012	December 31, 2011
7.75% Senior Secured Notes due 2019; denominated in U.S. dollars with interest due semi-annually each February 1 and August 1	$560,000	$560,000
Argentine Facility — interest at 3.23% and 3.46% as of September 29, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due May 2016	12,488	15,013
China Credit Facility — Healthcare Line — weighted average interest of 5.44% and 5.58% as of September 29, 2012 and December 31, 2011, respectively; denominated in U.S. dollars with any remaining unpaid balance due November 2013	19,500	20,000
China Credit Facility — Hygiene Line — weighted average interest of 5.62% as of September 29, 2012; denominated in U.S. dollars with any remaining unpaid balance due June 2015	10,977	—
Capital lease obligations	285	432
	603,250	595,445
Less: Current maturities	(9,525)	(7,592)
	$593,725	$587,853
ABL Facility
As of September 29, 2012, the Company had no borrowings under the ABL Facility. Further, as of September 29, 2012, the borrowing base availability was $33.3 million and since the Company had outstanding letters of credit of $11.0 million, the resulting net availability under the ABL Facility was $22.3 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of either September 29, 2012 or December 31, 2011. On October 5, 2012, we entered into an amendment to the ABL Facility that resulted in minor favorable changes in the economic terms and also extended the existing arrangement from January 28, 2015 to October 5, 2017.
Short-term Borrowings
In the first nine months of 2012, the Company has entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.1 million as of September 29, 2012. These facilities have an interest rate of 2.63% and mature at various dates through January 1, 2013. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
Subsidiary Indebtedness
Short-term borrowings
The Company’s subsidiary in Argentina enters into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million and $5.0 million as of September 29, 2012 and December 31, 2011, respectively. These facilities mature at various dates through November 2012. As of September 29, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 6.0% and 3.0%, respectively. Borrowings under these facilities are included in Short- term borrowings in the Consolidated Balance Sheets.
China Credit Facility — Hygiene Line
On July 1, 2012, the Company's subsidiary in Suzhou, China executed a $25.0 million China-based financing facility (“China Credit Facility – Hygiene Line”) that will be used to fund the new spunmelt line currently being installed in Suzhou, China and that also provides for the ability to issue letters of credit against the borrowing capacity. As of September 29, 2012, the Company had issued letters of credit in the amount of $12.3 million and had borrowed $11.0 million on the China Credit Facility – Hygiene Line. Of the $12.3 million of outstanding letters of credit, $3.1 million and the remaining $9.2 million will terminate in fourth quarter 2012 and first quarter 2013, respectively. The Company intends to borrow the remaining $14.0 million by the first half of 2013.

Other Subsidiary Indebtedness
As of September 29, 2012 and December 31, 2011, the Company also had other documentary letters of credit not associated with the ABL Facility or the China China Credit Facility – Hygiene Line in the amount of $9.0 million and $4.4 million, respectively, which were primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of either September 29, 2012 or December 31, 2011.
Note 8.  Income Taxes
During the three month periods ended September 29, 2012 and October 1, 2011, the Company’s effective tax rates were 65.7% and (21.4)%, respectively. During the nine month period ended September 29, 2012, the Company’s effective tax rate was (116.1)%. During the eight month period ended October 1, 2011 and the one month period ended January 28, 2011, the Company’s effective tax rates were (3.5)% and (3.1)%, respectively. The Company’s income tax expense in any period is different than such expense determined at the U.S. statutory rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties in accordance with ASC 740, “Income Taxes”, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.
The total unrecognized tax benefit (“UTB”) of $24.0 million as of September 29, 2012, which includes $12.0 million of interest and penalties, represents the amount of UTBs that, if recognized, would impact the effective income tax rate in future periods. Included in the balance of UTBs as of September 29, 2012 was $3.9 million related to tax positions for which it is reasonably possible that the total amount could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to the lapse of statutes of limitations.
The major jurisdictions where the Company files income tax returns include the U.S., Argentina, Canada, China, Colombia, France, Germany, Mexico, The Netherlands, and Spain. The U.S. federal income tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2011. Although the current tax audits related to open tax years have not been finalized, management believes that the ultimate outcomes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 9.  Pension and Postretirement Benefit Plans
PGI and its subsidiaries sponsor multiple defined benefit plans and other postretirement benefits that cover certain employees. Benefits are primarily based on years of service and the employee’s compensation. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations.
Components of net periodic benefit costs for the specified periods are as follows (in thousands):

	Successor				Predecessor
Pension Benefits	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$495	$531	$1,509	$1,421	$159
Interest costs on projected benefit obligation and other	1,417	1,631	4,288	4,370	492
Return on plan assets	(1,590)	(1,788)	(4,808)	(4,784)	(539)
Curtailment / settlement loss	—	—	38	—	—
Amortization of transition costs and other	(14)	(30)	(45)	(81)	(8)
Periodic benefit cost, net	$308	$344	$982	$926	$104
The components of net periodic benefit cost for the 2011 periods have been reclassified in order to conform to the 2012 presentation.

	Successor				Predecessor
Postretirement Benefit Plans	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Components of net periodic benefit cost:
Current service costs	$14	$22	$49	$59	$7
Interest costs on projected benefit obligation and other	55	75	163	201	23
Curtailment / settlement loss	(4)	—	218	—	—
Amortization of transition costs and other	7	(81)	19	(218)	(25)
Periodic benefit cost, net	$72	$16	$449	$42	$5
As of September 29, 2012, the Company had contributed $4.8 million to its pension and postretirement benefit plans for the 2012 benefit year. The Company’s contributions include amounts required to be funded with respect to a defined benefit pension plan relating to the Company’s Canadian operations. The Company presently anticipates contributing an additional $0.7 million to fund its plans in 2012, for a total of $5.5 million.
Note 10.  Other Operating (Income) Loss, Net and Foreign Currency Loss (Gain), Net
For the three months ended September 29, 2012, Other operating (income) loss, net was income of $0.2 million associated with foreign currency gains. For the three months ended October 1, 2011, Other operating (income) loss, net was a loss of $1.7 million which included (i) a loss of $1.9 million associated with foreign currency losses and (ii) income of $0.2 million associated with a customer licensing agreement related to a third-party manufacture of product.
For the nine months ended September 29, 2012, Other operating (income) loss, net was income of $0.8 million associated with foreign currency gains. For the eight months ended October 1, 2011, Other operating (income) loss, net was a loss of $2.9 million which included (i) a loss of $3.4 million associated with foreign currency losses and (ii) income of $0.5 million associated with a customer licensing agreement related to a third-party manufacture of product. For the one month ended January 28, 2011, Other operating (income) loss, net was income of $0.6 million which included (i) income of $0.5 million associated with foreign currency gains and (ii) income of $0.1 million associated with a customer licensing agreement related to a third-party manufacture of product.
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

The Company’s foreign currency loss (gain), net is shown in the table below (in thousands):

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Included in Other operating (income) loss, net	$(235)	$1,889	$(754)	$3,360	$(504)
Included in Foreign currency and other loss, net	754	594	2,565	893	150
	$519	$2,483	$1,811	$4,253	$(354)
Note 11.  Derivatives and Other Financial Instruments and Hedging Activities
The Company is exposed to certain risks arising from business operations and economic factors. The Company selectively uses derivative financial instruments to manage certain market risks and reduce its exposure to fluctuations in interest rates and foreign currencies. All hedging transactions are authorized, entered into with high-quality counterparties and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.
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
The Company remitted the final payment related to the New China Healthcare Line equipment purchase contract on March 23, 2012. The January 2011 FX Forward Contracts expired simultaneously with that final payment. The impact of the January 2011 FX Forward Contracts on Foreign currency and other loss, net was a loss of $0.1 million for the nine months ended September 29, 2012.
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
In January 2012, the Company executed an amendment to the underlying equipment purchase contract which resulted in a change to the payment schedule but did not change the total payment amount of the equipment purchase contract. Accordingly, the Company modified the notional amounts of the June 2011 FX Forward Contracts which coincided with the dates of the amended payments to maintain the synchronization of the June 2011 FX Forward Contracts with the underlying contract payments, as amended. As a result, the June 2011 FX Forward Contracts remain highly effective and continue to qualify for hedge accounting treatment in accordance with ASC 815. As of September 29, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.
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
The following table summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments as of September 29, 2012 and December 31, 2011 (in thousands):

	As of September 29, 2012		As of December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Foreign currency hedges:
Foreign exchange contracts (1)	$26,488	$(2,664)	$40,265	$(3,807)
Foreign exchange contracts — undesignated (2)	—	—	3,680	(147)
Net value	$26,488	$(2,664)	$43,945	$(3,954)
___________________

(1)	As disclosed above, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011.

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

The following tables summarize the effect on income by derivative instruments in cash flow hedging relationships for the following periods (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives designated as hedging instruments:
Interest rate contracts	N/A	N/A	N/A	N/A	$(3)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationship
Derivatives not designated as hedging instruments	N/A	N/A	N/A	N/A	$(187)
 ___________________

(1)	Amount of Gain (Loss) (Effective Portion) Reclassified from Accumulated Other Comprehensive Income into Income is located in Interest Expense, net in the Consolidated Statements of Operations.
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
In accordance with the fair value hierarchy described above, the table below shows the fair value of the Company’s financial assets and liabilities (in thousands) that are required to be measured at fair value, on a recurring basis, as of September 29, 2012 and December 31, 2011.

	As of September 29, 2012 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (2)	$2,664	$—	$2,664	$—
Derivative liability:
Foreign exchange contract (2)	(2,664)	—	(2,664)	—

	As of December 31, 2011 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In Thousands)
Firm commitment (2) (3)	$3,807	$—	$3,807	$—
Derivative liability:
Foreign exchange contract (2) (3)	(3,954)	—	(3,954)	—
___________________

(1)	The fair value of the foreign forward exchange contracts are based on indicative price information obtained via a third-party valuation.

(2)
As more fully disclosed in Note 11 “Derivative and Other Financial Instruments and Hedging Activities”, the Company entered into the June 2011 FX Forward Contracts on June 30, 2011 and subsequently amended these agreements in January 2012. The firm commitment and foreign exchange contracts related to the June 2011 FX Forward Contracts, which are included in the table above, are recorded within Property, plant and equipment, net and Accounts payable and accrued liabilities in the Company’s September 29, 2012 and December 31, 2011 Consolidated Balance Sheets.

(3)
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

The estimated fair value of the Company’s long-term debt as of September 29, 2012 and December 31, 2011 is presented in the following table (in thousands):

	As of September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$640,815	$—	$640,815	$—

	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-term debt (including current portion)	$612,418	$—	$612,418	$—
The carrying amount of the Company’s long-term debt was $603.3 million and $595.4 million as of September 29, 2012 and December 31, 2011, respectively. The fair value of long-term debt is based on quoted market prices or on available rates for debt with similar terms and maturities.
See Note 11 “Derivatives and Other Financial Instruments and Hedging Activities” for additional disclosures related to the Company’s derivative instruments.
Note 13.  Shareholders’ Equity
Due to the Acquisition, Successor Polymer has 1,000 shares authorized and outstanding, with a par value of $0.01 per share, owned by Parent.
The Company did not pay any dividends during fiscal years 2012 or 2011. The Company intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Note 14.  Commitments and Contingencies
China Hygiene Expansion Project
On June 30, 2011, the Company entered into a firm purchase commitment to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market (the “New China Hygiene Line”). The Company plans to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, and the China Credit Facility – Hygiene Line, discussed in Note 7 "Debt". As of September 29, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $44.3 million, which includes $26.5 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $44.3 million, $13.4 million and $30.4 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively.
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

Note 15.  Supplemental Cash Flow Information
Cash payments of interest and taxes consist of the following (in thousands):

	Successor		Predecessor
	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Cash payments of interest, net of amounts capitalized	$46,689	$26,079	$203
Cash payments of income taxes	6,876	9,228	772
Noncash investing or financing transactions for the nine months ended September 29, 2012, the eight months ended October 1, 2011 and the one month ended January 28, 2011 included $0.1 million, $10.7 million and $0.7 million, respectively, of property, plant and equipment additions for which payment had not been made as of the period end date.
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

Financial data by segment is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
Net sales
Americas Nonwovens	$163,321	$180,118	$494,750	$450,936	$46,093
Europe Nonwovens	67,825	79,956	219,506	221,947	24,305
Asia Nonwovens	42,900	39,982	115,771	95,842	9,403
Oriented Polymers	16,051	15,442	51,485	42,267	4,805
	$290,097	$315,498	$881,512	$810,992	$84,606
Operating income (loss)
Americas Nonwovens	$20,590	$15,909	$51,333	$28,868	$4,595
Europe Nonwovens	2,249	2,907	9,383	6,036	1,812
Asia Nonwovens	4,850	5,122	13,194	13,897	1,718
Oriented Polymers	779	556	3,800	898	553
Unallocated Corporate	(9,284)	(11,670)	(27,802)	(28,592)	(3,603)
Eliminations	(19)	(42)	72	(28)	—
	19,165	12,782	49,980	21,079	5,075
Special charges, net	(1,732)	(1,399)	(12,904)	(29,467)	(20,824)
	$17,433	$11,383	$37,076	$(8,388)	$(15,749)
Depreciation and amortization expense
Americas Nonwovens	$9,460	$8,882	$26,825	$23,036	$2,411
Europe Nonwovens	2,858	2,813	8,111	7,440	368
Asia Nonwovens	3,322	3,285	10,141	6,530	589
Oriented Polymers	351	356	1,063	961	36
Unallocated Corporate	411	462	1,270	1,139	68
Depreciation and amortization expense included in operating income	16,402	15,798	47,410	39,106	3,472
Amortization of loan acquisition costs	686	684	2,056	1,845	51
	$17,088	$16,482	$49,466	$40,951	$3,523
Capital spending
Americas Nonwovens	$1,132	$6,802	$2,946	$20,453	$5,803
Europe Nonwovens	2,636	4,484	7,194	6,222	41
Asia Nonwovens	6,422	8,531	28,874	26,401	2,507
Oriented Polymers	284	—	454	266	38
Corporate	42	355	678	414	16
	$10,516	$20,172	$40,146	$53,756	$8,405

	September 29, 2012	December 31, 2011
Division assets
Americas Nonwovens	$531,686	$564,424
Europe Nonwovens	212,722	218,151
Asia Nonwovens	233,338	228,448
Oriented Polymers	29,016	25,474
Corporate	43,369	23,623
Eliminations	439	458
	$1,050,570	$1,060,578
Note 17.  Certain Relationships and Related Party Transactions
Relationship with Blackstone Management Partners V L.L.C.
In connection with the closing of the Acquisition, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).
The Board of Directors of PGI includes three Blackstone members, two outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of PGI and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. The payment with respect to the period beginning on the closing date of the Acquisition and ending December 31, 2011 was made on the Merger Date based on the $3.0 million minimum annual amount. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal year 2011 financial performance, the advisory fee for fiscal 2011 was $3.0 million. The Company paid $3.0 million at the beginning of first quarter 2012 for the fiscal 2012 advisory fee. Accordingly, the Company has recognized fees of $0.8 million for both the three month periods ended September 29, 2012 and October 1, 2011 and $2.3 million and $2.2 million for the nine month period ended September 29, 2012 and for the eight month period ended October 1, 2011, respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
BMP also received transaction fees in connection with services provided related to the Acquisition. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the Management Services Agreement. Accordingly, for advisory services associated with the Acquisition pursuant to the Management Services Agreement, in February 2011, the Company recognized fees of $7.9 million which are included in Special charges, net in the Consolidated Statements of Operations in the eight months ended October 1, 2011. Further, the Company capitalized, as of January 28, 2011, $0.8 million of fees as deferred financing costs.

Scorpio Holdings Corporation
Holdings’ stock-based compensation costs relate to certain employees of the Company and were incurred for the Company’s benefit, and accordingly are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Scorpio Holdings Corporation — Common Share Activity
During third quarter 2012, 162 shares of Holdings capital stock with a fair market value of $1,000 per share were repurchased from former employees of the Company. During first quarter 2012, 526 shares of Holdings capital stock with a fair market value of $1,000 per share was purchased by certain executive officers of the Company, the majority of which was purchased by the Company’s Chief Executive Officer. The Company collected the cash from the employees on behalf of Holdings, and the Company retained the cash. Accordingly, the Company recognized a shareholder payable of approximately $0.5 million. During second quarter 2011, 58 shares of Holdings capital stock with a fair market value of $1,000 per share were repurchased from a former employee of the Company. The Company paid cash to the former employee on behalf of Holdings, and Holdings did not reimburse the Company for the cash outlay. Accordingly, the Company recognized a shareholder receivable of approximately $0.1 million.
As of September 29, 2012, the Company had a net payable due to Holdings of $0.3 million due to the aforementioned Holdings capital stock activity.
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of September 29, 2012 and December 31, 2011; Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Other Comprehensive Income for the three month periods ended September 29, 2012 and October 1, 2011; and Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Other Comprehensive Income and Condensed Consolidating Statements of Cash Flows for the nine month period ended September 29, 2012 (Successor), the eight month period ended October 1, 2011 (Successor) and the one month period ended January 28, 2011 (Predecessor) of (1) PGI (Issuer), (2) the Guarantors, (3)the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
The Company has made changes to its presentation of certain intercompany activities between PGI (Issuer), the Guarantors, the Non-Guarantors and corresponding Eliminations within its Condensed Consolidating Financial Statements contained herein. Certain prior period intercompany activities included in this note disclosure for the Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows have been recast to correct the classification of certain intercompany transactions. Management has determined that the adjustments were not material to prior periods and the nature of the changes is not material to the overall presentation. Accordingly, prior period Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows included herein are not comparable to presentation included in prior period disclosures.

Condensed Consolidating
Balance Sheet
As of September 29, 2012
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$7,560	$23,523	$64,016	$—	$95,099
Accounts receivable, net	—	22,783	108,548	—	131,331
Inventories, net	—	26,602	72,207	—	98,809
Deferred income taxes	—	—	3,866	439	4,305
Other current assets	2,494	9,552	26,268	—	38,314
Total current assets	10,054	82,460	274,905	439	367,858
Property, plant and equipment, net	24,370	101,461	356,171	—	482,002
Goodwill	—	20,718	59,671	—	80,389
Intangible assets, net	24,878	43,127	9,400	—	77,405
Net investment in and advances to (from) subsidiaries	694,230	783,727	(195,397)	(1,282,560)	—
Deferred income taxes	—	—	1,944	—	1,944
Other noncurrent assets	197	5,803	34,972	—	40,972
Total assets	$753,729	$1,037,296	$541,666	$(1,282,121)	$1,050,570
Current liabilities:
Short-term borrowings	$71	$—	$3,000	$—	$3,071
Accounts payable and accrued liabilities	16,953	38,130	133,252	—	188,335
Income taxes payable	—	—	2,923	—	2,923
Deferred income taxes	19	1,016	1,691	(1,035)	1,691
Current portion of long-term debt	107	—	9,418	—	9,525
Total current liabilities	17,150	39,146	150,284	(1,035)	205,545
Long-term debt	560,066	—	33,659	—	593,725
Deferred income taxes	571	7,623	25,127	1,474	34,795
Other noncurrent liabilities	—	14,433	26,130	—	40,563
Total liabilities	577,787	61,202	235,200	439	874,628
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	175,942	976,094	270,383	(1,246,477)	175,942
Total equity	175,942	976,094	306,466	(1,282,560)	175,942
Total liabilities and equity	$753,729	$1,037,296	$541,666	$(1,282,121)	$1,050,570

Condensed Consolidating
Balance Sheet
As of December 31, 2011
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$3,135	$14,574	$55,033	$—	$72,742
Accounts receivable, net	—	18,270	122,902	—	141,172
Inventories, net	—	34,381	69,530	—	103,911
Deferred income taxes	80	—	3,866	458	4,404
Other current assets	1,173	8,783	26,088	—	36,044
Total current assets	4,388	76,008	277,419	458	358,273
Property, plant and equipment, net	9,267	111,469	372,616	—	493,352
Goodwill	—	20,718	59,828	—	80,546
Intangible assets, net	27,545	45,247	10,959	—	83,751
Net investment in and advances to (from) subsidiaries	739,121	754,930	(238,038)	(1,256,013)	—
Deferred income taxes	—	—	1,939	—	1,939
Other noncurrent assets	409	5,424	36,884	—	42,717
Total assets	$780,730	$1,013,796	$521,607	$(1,255,555)	$1,060,578
Current liabilities:
Short-term borrowings	$—	$—	$5,000	$—	$5,000
Accounts payable and accrued liabilities	32,524	26,897	130,940	155	190,516
Income taxes payable	—	37	986	—	1,023
Deferred income taxes	—	1,016	1,691	(1,016)	1,691
Current portion of long-term debt	107	—	7,485	—	7,592
Total current liabilities	32,631	27,950	146,102	(861)	205,822
Long-term debt	560,132	—	27,721	—	587,853
Deferred income taxes	670	7,624	25,039	1,474	34,807
Other noncurrent liabilities	—	17,230	27,569	—	44,799
Total liabilities	593,433	52,804	226,431	613	873,281
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	187,297	960,992	259,093	(1,220,085)	187,297
Total equity	187,297	960,992	295,176	(1,256,168)	187,297
Total liabilities and equity	$780,730	$1,013,796	$521,607	$(1,255,555)	$1,060,578

Condensed Consolidating
Statement of Operations
For the Three Months Ended September 29, 2012
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$92,443	$203,125	$(5,471)	$290,097
Cost of goods sold	(12)	78,461	165,145	(5,471)	238,123
Gross profit	12	13,982	37,980	—	51,974
Selling, general and administrative expenses	9,141	5,491	18,412	—	33,044
Special charges, net	759	(294)	1,267	—	1,732
Other operating loss (income), net	7	(19)	(223)	—	(235)
Operating (loss) income	(9,895)	8,804	18,524	—	17,433
Other expense (income):
Interest expense, net	12,485	(4,690)	4,692	—	12,487
Intercompany royalty and technical service fees, net	(1,563)	(1,853)	3,416	—	—
Foreign currency and other (gain) loss, net	(18,932)	19,092	839	—	999
Equity in earnings of subsidiaries	686	7,754	—	(8,440)	—
(Loss) income before income tax (benefit) expense	(1,199)	4,009	9,577	(8,440)	3,947
Income tax (benefit) expense	(2,553)	3,260	1,886	—	2,593
Net income (loss)	$1,354	$749	$7,691	$(8,440)	$1,354

Condensed Consolidating
Statement of Operations
For the Three Months Ended October 1, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$99,756	$219,043	$(3,301)	$315,498
Cost of goods sold	(26)	86,025	183,811	(3,301)	266,509
Gross profit	26	13,731	35,232	—	48,989
Selling, general and administrative expenses	9,677	6,020	18,819	—	34,516
Special charges, net	981	250	168	—	1,399
Other operating loss (income), net	23	(29)	1,697	—	1,691
Operating (loss) income	(10,655)	7,490	14,548	—	11,383
Other expense (income):
Interest expense, net	11,045	(3,388)	5,209	—	12,866
Intercompany royalty and technical service fees, net	(2,655)	(1,331)	3,986	—	—
Foreign currency and other loss (gain), net	1,836	73	977	—	2,886
Equity in earnings of subsidiaries	6,971	(1,605)	—	(5,366)	—
(Loss) income before income tax expense and discontinued operations	(13,910)	10,531	4,376	(5,366)	(4,369)
Income tax (benefit) expense	(4,722)	3,520	2,138	—	936
(Loss) income before discontinued operations	(9,188)	7,011	2,238	(5,366)	(5,305)
Loss from discontinued operations, net of tax	—	—	(3,363)	—	(3,363)
Loss on sale of discontinued operations	—	—	(520)	—	(520)
Net (loss) income	$(9,188)	$7,011	$(1,645)	$(5,366)	$(9,188)

Condensed Consolidating
Statement of Operations
For the Nine Months Ended September 29, 2012
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$286,210	$610,967	$(15,665)	$881,512
Cost of goods sold	(42)	246,998	498,641	(15,665)	729,932
Gross profit	42	39,212	112,326	—	151,580
Selling, general and administrative expenses	27,420	18,051	56,883	—	102,354
Special charges, net	6,082	2,004	4,818	—	12,904
Other operating (income) loss, net	(3)	(240)	(511)	—	(754)
Operating (loss) income	(33,457)	19,397	51,136	—	37,076
Other expense (income):
Interest expense (income), net	41,624	(17,968)	14,418	—	38,074
Intercompany royalty and technical service fees, net	(4,492)	(5,295)	9,787	—	—
Foreign currency and other (gain) loss, net	(18,934)	18,854	4,175	—	4,095
Equity in earnings of subsidiaries	32,229	16,078	—	(48,307)	—
(Loss) income before income tax (benefit) expense	(19,426)	39,884	22,756	(48,307)	(5,093)
Income tax (benefit) expense	(8,421)	7,465	6,868	—	5,912
Net (loss) income	$(11,005)	$32,419	$15,888	$(48,307)	$(11,005)

Condensed Consolidating
Statement of Operations
For the Eight Months Ended October 1, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$253,997	$566,907	$(9,912)	$810,992
Cost of goods sold	20	221,734	476,841	(9,912)	688,683
Gross profit	(20)	32,263	90,066	—	122,309
Selling, general and administrative expenses	25,571	17,954	54,813	—	98,338
Special charges, net	27,275	846	1,346	—	29,467
Other operating loss (income), net	695	(174)	2,371	—	2,892
Operating (loss) income	(53,561)	13,637	31,536	—	(8,388)
Other expense (income):
Interest expense, net	50,963	(29,695)	12,245	—	33,513
Intercompany royalty and technical service fees, net	(4,841)	(5,811)	10,652	—	—
Foreign currency and other loss, net	1,132	480	2,637	—	4,249
Equity in earnings of subsidiaries	37,850	(4,577)	—	(33,273)	—
(Loss) income before income tax expense and discontinued operations	(62,965)	44,086	6,002	(33,273)	(46,150)
Income tax (benefit) expense	(8,215)	6,151	3,678	—	1,614
(Loss) income before discontinued operations	(54,750)	37,935	2,324	(33,273)	(47,764)
Loss from discontinued operations, net of tax	—	—	(6,192)	—	(6,192)
Loss on sale of discontinued operations	—	—	(735)	—	(735)
Net (loss) income	(54,750)	37,935	(4,603)	(33,273)	(54,691)
Net income attributable to noncontrolling interests	—	—	(59)	—	(59)
Net (loss) income attributable to Polymer Group, Inc.	$(54,750)	$37,935	$(4,662)	$(33,273)	$(54,750)

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

Condensed Consolidating
Statement of Comprehensive Income
For the Three Months Ended September 29, 2012
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$1,354	$749	$7,691	$(8,440)	$1,354
Other comprehensive income (loss), net of tax
Unrealized currency translation adjustments	3,976	4,225	1,361	(5,586)	3,976
Employee postretirement benefits	206	206	206	(412)	206
Cash flow hedge adjustments	—	—	—	—	—
Total other comprehensive income (loss), net of tax	4,182	4,431	1,567	(5,998)	4,182
Comprehensive income (loss)	5,536	5,180	9,258	(14,438)	5,536
Comprehensive income attributable to non controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$5,536	$5,180	$9,258	$(14,438)	$5,536

Condensed Consolidating
Statement of Comprehensive Income
For the Three Months Ended October 1, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(9,188)	$7,011	$(1,645)	$(5,366)	$(9,188)
Other comprehensive (loss) income, net of tax
Unrealized currency translation adjustments	(10,054)	(9,583)	(1,927)	11,510	(10,054)
Employee postretirement benefits	—	—	—	—	—
Cash flow hedge adjustments	—	—	—	—	—
Total other comprehensive (loss) income, net of tax	(10,054)	(9,583)	(1,927)	11,510	(10,054)
Comprehensive (loss) income	(19,242)	(2,572)	(3,572)	6,144	(19,242)
Comprehensive income attributable to non controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to Polymer Group, Inc.	$(19,242)	$(2,572)	$(3,572)	$6,144	$(19,242)

Condensed Consolidating
Statement of Comprehensive Income
For the Nine Months Ended September 29, 2012
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(11,005)	$32,419	$15,888	$(48,307)	$(11,005)
Other comprehensive (loss) income, net of tax
Unrealized currency translation adjustments	(1,292)	185	18	(203)	(1,292)
Employee postretirement benefits	(42)	(42)	(42)	84	(42)
Cash flow hedge adjustments	—	—	—	—	—
Total other comprehensive (loss) income, net of tax	(1,334)	143	(24)	(119)	(1,334)
Comprehensive (loss) income	(12,339)	32,562	15,864	(48,426)	(12,339)
Comprehensive income attributable to non controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to Polymer Group, Inc.	$(12,339)	$32,562	$15,864	$(48,426)	$(12,339)

Condensed Consolidating
Statement of Comprehensive Income
For the Eight Months Ended October 1, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(54,750)	$37,935	$(4,603)	$(33,273)	$(54,691)
Other comprehensive income (loss), net of tax
Unrealized currency translation adjustments	1,848	34,084	7,381	(41,465)	1,848
Employee postretirement benefits	—	(2,527)	429	2,098	—
Cash flow hedge adjustments	—	—	—	—	—
Total other comprehensive income (loss), net of tax	1,848	31,557	7,810	(39,367)	1,848
Comprehensive (loss) income	(52,902)	69,492	3,207	(72,640)	(52,843)
Comprehensive income attributable to non controlling interest	—	—	(121)	—	(121)
Comprehensive (loss) income attributable to Polymer Group, Inc.	$(52,902)	$69,492	$3,086	$(72,640)	$(52,964)

Condensed Consolidating
Statement of Comprehensive Income
For the One Month Ended January 28, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(18,203)	$5,204	$1,749	$(6,870)	$(18,120)
Other comprehensive (loss) income, net of tax
Unrealized currency translation adjustments	2,845	2,810	358	(3,168)	2,845
Employee postretirement benefits	—	—	—	—	—
Cash flow hedge adjustments	183	—	—	—	183
Total other comprehensive (loss) income, net of tax	3,028	2,810	358	(3,168)	3,028
Comprehensive (loss) income	(15,175)	8,014	2,107	(10,038)	(15,092)
Comprehensive income attributable to non controlling interest	—	—	(83)	—	(83)
Comprehensive (loss) income attributable to Polymer Group, Inc.	$(15,175)	$8,014	$2,024	$(10,038)	$(15,175)

Condensed Consolidating
Statement of Cash Flows
For the Nine Months Ended September 29, 2012
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(73,342)	$70,705	$58,267	$—	$55,630
Investing activities:
Purchases of property, plant and equipment	(20,399)	(2,483)	(17,264)	—	(40,146)
Proceeds from the sale of assets	—	1,646	11	—	1,657
Acquisition of intangibles and other	(175)	—	—	—	(175)
Intercompany investing activities, net	57,118	(37,389)	(25,118)	5,389	—
Net cash provided by (used in) investing activities	36,544	(38,226)	(42,371)	5,389	(38,664)
Financing activities:
Proceeds from long-term debt	—	—	10,977	—	10,977
Proceeds from short-term borrowings	1,943	—	3,000	—	4,943
Repayment of long-term debt	(79)	—	(3,170)	—	(3,249)
Repayment of short-term borrowings	(1,894)	—	(5,000)	—	(6,894)
Intercompany financing activities, net	41,253	(23,530)	(12,334)	(5,389)	—
Net cash (used in) provided by financing activities	41,223	(23,530)	(6,527)	(5,389)	5,777
Effect of exchange rate changes on cash	—	—	(386)	—	(386)
Net increase in cash and cash equivalents	4,425	8,949	8,983	—	22,357
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$7,560	$23,523	$64,016	$—	$95,099

Condensed Consolidating
Statement of Cash Flows
For the Eight Months Ended October 1, 2011
Successor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,808)	$16,186	$19,658	$—	$36
Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(18,957)	(9,902)	(24,897)	—	(53,756)
Proceeds from the sale of assets	—	85	10,925	—	11,010
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(152)	—	(16)	—	(168)
Intercompany investing activities, net	(2,581)	18,007	(19,572)	4,146	—
Net cash (used in) provided by investing activities	(425,186)	8,190	(40,806)	4,146	(453,656)
Financing activities:
Proceeds from issuance of senior notes	560,000	—	—	—	560,000
Issuance of Common Stock	259,865	—	—	—	259,865
Proceeds from long-term debt	—	—	10,281	—	10,281
Proceeds from short-term borrowings	—	—	5,245	—	5,245
Repayment of term loan	(286,470)	—	—	—	(286,470)
Repayment of long-term debt	(31,500)	—	(18,633)	—	(50,133)
Repayment of short-term borrowings	(561)	—	(34,313)	—	(34,874)
Loan acquisition costs	(19,252)	—	—	—	(19,252)
Intercompany financing activities, net	(17,856)	(16,385)	38,387	(4,146)	—
Net cash provided by (used in) financing activities	464,226	(16,385)	967	(4,146)	444,662
Effect of exchange rate changes on cash	—	—	558	—	558
Net increase (decrease) in cash and cash equivalents	3,232	7,991	(19,623)	—	(8,400)
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771
Cash and cash equivalents at end of period	$3,274	$11,201	$47,896	$—	$62,371

Condensed Consolidating
Statement of Cash Flows
For the One Month Ended January 28, 2011
Predecessor
(In Thousands)

	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(40,725)	$6,886	$8,569	$—	$(25,270)
Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Intercompany investing activities, net	2,805	(5,250)	(4,000)	6,445	—
Net cash provided by (used in) investing activities	2,772	(10,837)	(6,685)	6,445	(8,305)
Financing activities:
Proceeds from long-term debt	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of long-term debt	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)
Intercompany financing activities, net	5,250	2,872	(1,677)	(6,445)	—
Net cash provided by (used in) financing activities	37,381	2,872	(2,366)	(6,445)	31,442
Effect of exchange rate changes on cash	—	—	549	—	549
Net increase (decrease) in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355
Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

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
We have one of the largest global platforms in our industry, with thirteen manufacturing and converting facilities in nine countries throughout the world, including a significant presence in emerging markets like Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry.
We have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. In the past five years, we have invested in several capacity expansion projects, installing three state-of-the-art spunmelt lines to support volume growth in our core applications and markets. As a result of our acquisition of the assets of Tesalca-Texnovo, the only spunmelt manufacturer in Spain, we became a meaningful supplier of nonwovens for hygiene applications in Europe. Simultaneously, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets, including several plant rationalization projects to exit certain low-margin legacy operations. As a result of the third quarter 2011 installation of our new U.S. and China lines, approximately 79% of our nameplate nonwovens capacity will utilize spunmelt technology (up from approximately 55% in 2005). Our management team believes our remaining non-spunmelt assets utilizing carded and Spinlace technology (approximately 17% and 4% of our nonwovens capacity, respectively) will continue serving applications where they produce certain desired product attributes, such as product strength or softness.
We have several competitors in the markets where we sell nonwovens products that have announced an intent to install or installed additional capacity in excess of what we believe to be current market demand in the regions that we conduct business; specifically in the Americas, Europe, Asia and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short-term to mid-term excess supply can continue to create unfavorable market dynamics, including downward pressure on selling prices. As we look forward, we may be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter the regional markets in which we conduct our business.
We review our business on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in acquisitions or dispositions of assets or businesses in order to optimize our overall business, performance or competitive position. These restructuring efforts and/or acquisitions or dispositions may be significant. To the extent any such decisions are made, we would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material. See “— Recent Developments — Internal Redesign and Restructuring of Global Operations” for insight associated with current activities.
Our net sales are geographically diversified. In the twelve months ended September 29, 2012, we generated net sales of $1,173.4 million, with 57% generated in the Americas, 25% in Europe, 13% in Asia and 5% in Canada for the same period.

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
Working Capital
Our working capital is primarily driven by accounts receivable, inventory, accounts payable and accrued liabilities, which fluctuate due to business performance; changes in customer selling prices and raw material costs; and the amount of customer receivables sold under factoring agreements. We will continue to focus on managing our working capital levels while simultaneously maintaining customer service and production levels. We have historically relied on internally generated cash flows and borrowings under credit facilities. We expect our primary source of liquidity will continue to be cash on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, borrowing availability under our existing credit facilities and our ABL Facility.
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

The majority of the restructuring costs were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) ASC 712, “Compensation — Nonretirement Postemployment Benefits” (“ASC 712”), specifically ASC 712-10-25. As a result of this initiative, we incurred $8.9 million of costs through the nine months ended September 29, 2012. The Company anticipates additional pre-tax costs to be within a range of $0.4 million to $3.5 million, which will primarily be associated with additional employee separation expenses and other fees.
As of September 29, 2012, the Company made cash payments of $6.3 million and anticipates future cash outlays of approximately $3.0 million to $6.1 million associated with this restructuring initiative.
Recent Transactions and Events
Recent Expansion Initiatives
We have completed three capacity expansions in the past three years, including two new spunmelt lines in the high growth regions of Latin America and Asia, to address growing demand for hygiene and healthcare products. Aggregate capital expenditures during the three-year period ended December 31, 2011 totaled approximately $155.6 million. Of the $155.6 million, approximately $121.3 million was for three fully commercialized spunmelt lines, as follows:

•
In the third quarter of fiscal 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare and hygiene applications in the U.S. The new U.S. spunmelt line was principally funded via an equipment operating lease with a seven year duration, which commenced on October 7, 2011 (the “Equipment Lease Agreement”). The capitalized cost amount under the Equipment Lease Agreement was approximately $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of approximately $8.3 million. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the Equipment Lease Agreement. The aggregate monthly lease payments under the Equipment Lease Agreement, subject to adjustment, are expected to approximate $57.9 million;

•
In the third quarter of fiscal 2011, our state-of-the-art spunmelt healthcare line in Suzhou, China commenced commercial production (the “New China Healthcare Line”). The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China; and

•
In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S. and Mexico.

Of the remaining $34.3 million in capital expenditures over the past three years, $11.6 million has been expended to upgrade one of Spain’s spunmelt manufacturing lines for the production of fine fiber nonwovens materials; and $6.4 million has been expended on the New China Hygiene Line (defined and discussed below).
To capitalize on continued demand growth for our products in China, in fiscal 2011, we entered into a firm purchase commitment to acquire a spunmelt line (the “New China Hygiene Line”) to be installed in Suzhou, China, which will manufacture nonwoven products primarily for the hygiene market. As of September 29, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $44.3 million. Of the $44.3 million, $13.4 million and $30.4 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively. We expect the New China Hygiene Line to commence commercial production in mid-year 2013. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, and our recently executed $25.0 million China based financing arrangement for our New China Hygiene Line (the “China Credit Facility — Hygiene Line”). As of September 29, 2012, we had issued letters of credit in the amount of $12.3 million and had borrowed $11.0 million on the China Credit Facility - Hygiene Line. Of the $12.3 million of outstanding letters of credit, $3.1 million and the remaining $9.2 million will terminate in fourth quarter 2012 and first quarter 2013, respectively. We intend to borrow the remaining $14.0 million by the first half of 2013.
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
At the effective time of the Merger, each holder of outstanding shares of our common stock (other than (i) shares owned by Parent, Merger Sub, Polymer Group or any subsidiary of Polymer Group or (ii) shares in respect of which appraisal rights were properly exercised under Delaware law) received $18.23 in cash for each such share (which shares were automatically canceled). A portion of the aggregate Merger consideration totaling $64.5 million, subject to adjustment as provided in the Merger Agreement, or approximately $2.91 per share (calculated on a fully diluted basis), was deposited in an escrow fund to cover liabilities, costs and expenses related to the application of PHC rules of the Code to Polymer Group and its subsidiaries in periods prior to the effective time of the Merger (the “PHC Matter”). Polymer Group’s financial statements as of January 1, 2011 reflected a liability for uncertain tax positions associated with the PHC Matter of approximately $16.2 million. As provided under the Merger Agreement, the Stockholder Representative (as defined in the Merger Agreement) filed a ruling request with the IRS to determine whether or not Polymer Group, Inc. or any of its subsidiaries were in fact a PHC and subject to taxation as a PHC. The initial ruling request was filed on December 15, 2010, with supplemental filings on June 2, 2011 and June 20, 2011. In September 2011, the statute of limitations for the 2004 tax year expired. Pursuant to the Merger Agreement, the amount in respect of potential PHC liability being held in the escrow related to the 2004 taxable year was subject to release. On October 28, 2011, Polymer Group and the Stockholder Representative directed the release of $20.2 million from the escrow fund relating to the expiration of the statute of limitations for the 2004 tax year in accordance with the terms of the Merger Agreement, resulting in a remaining escrow amount of $44.3 million as of that date. On November 23, 2011, the IRS issued a favorable ruling determining that we were not a Personal Holding Company for the years in question. On December 1, 2011, based on the issuance of the favorable ruling by the IRS, the respective parties agreed to allow the release of the remaining amount in the escrow fund, net of certain expenses.
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
Results of Operations — Three Months Ended September 29, 2012 and October 1, 2011, the Eight Months Ended September 29, 2012 and October 1, 2011 and the One Month Ended January 28, 2012 and January 28, 2011
The following sets forth the percentage relationships to net sales of certain Consolidated Statements of Operations items for the three months ended September 29, 2012 and October 1, 2011, the eight months ended September 29, 2012 and October 1, 2011and the one month ended January 28, 2012 and January 28, 2011:

Results of Operations	Successor		Successor		Successor	Predecessor
	Three Months Ended		Eight Months Ended		One Month Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	January 28, 2012	January 28, 2011
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Materials	53.0%	59.1%	54.7%	58.8%	52.5%	53.7%
Labor	6.5%	5.9%	6.5%	6.2%	6.7%	6.6%
Overhead	22.6%	19.6%	21.8%	19.9%	21.8%	20.7%
	82.1%	84.5%	83.0%	84.9%	81.0%	81.0%
Gross profit	17.9%	15.5%	17.0%	15.1%	19.0%	19.0%
Selling, general and administrative expenses	11.4%	10.9%	11.6%	12.1%	12.1%	13.7%
Special charges, net	0.6%	0.4%	1.5%	3.6%	0.7%	24.6%
Other operating (income) loss, net	(0.1)%	0.5%	—%	0.4%	(0.7)%	(0.7)%
Operating income (loss)	6.0%	3.6%	3.9%	(1.0)%	6.9%	(18.6)%
Other expense:
Interest expense, net	4.3%	4.1%	4.3%	4.1%	4.7%	2.3%
Foreign currency and other loss, net	0.3%	0.9%	0.5%	0.5%	0.3%	0.1%
Income (loss) before income taxes and discontinued operations	1.4%	(1.4)%	(0.8)%	(5.7)%	1.9%	(21.0)%
Income tax expense	0.9%	0.3%	0.6%	0.2%	1.4%	0.6%
Income (loss) from continuing operations	0.5%	(1.7)%	(1.4)%	(5.9)%	0.5%	(21.6)%
(Loss) income from discontinued operations	—%	(1.2)%	—%	(0.9)%	—%	0.2%
Net income (loss)	0.5%	(2.9)%	(1.4)%	(6.8)%	0.5%	(21.4)%
Net (income) attributable to noncontrolling interests	—%	—%	—%	—%	—%	(0.1)%
Net income (loss) attributable to Polymer Group, Inc.	0.5%	(2.9)%	(1.4)%	(6.8)%	0.5%	(21.5)%
In addition, variability in raw material costs, including polypropylene resin and other resins and fibers, significantly impacts our net sales, COGS and gross profits as a percent of net sales. The comparison of our results for 2012 with 2011 is affected by such fluctuations.
Comparison of Successor Three Months Ended September 29, 2012 and October 1, 2011
The following table sets forth components of our net sales and operating income (loss) by operating division for the three months ended September 29, 2012, the three months ended October 1, 2011 and the corresponding change (dollars in millions):

	Three Months Ended
	September 29, 2012	October 1, 2011	Change
Net sales:
Nonwovens Segments
Americas Nonwovens	$163.3	$180.1	$(16.8)
Europe Nonwovens	67.8	80.0	(12.2)
Asia Nonwovens	42.9	40.0	2.9
Total Nonwovens Segments	274.0	300.1	(26.1)
Oriented Polymers	16.1	15.4	0.7
	$290.1	$315.5	$(25.4)
Operating income (loss):
Nonwovens Segments
Americas Nonwovens	$20.6	$15.9	$4.7
Europe Nonwovens	2.2	2.9	(0.7)
Asia Nonwovens	4.9	5.1	(0.2)
Total Nonwovens Segments	27.7	23.9	3.8
Oriented Polymers	0.8	0.6	0.2
Unallocated Corporate, net of eliminations	(9.4)	(11.7)	2.3
	19.1	12.8	6.3
Special charges, net	(1.7)	(1.4)	(0.3)
	$17.4	$11.4	$6.0
The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Net Sales
Net sales were $290.1 million for the three months ended September 29, 2012, a decrease of $25.4 million, or 8.1%, when compared to the prior year period in which net sales were $315.5 million. The $25.4 million decrease is primarily the result of lower selling prices to reflect reduced raw material costs. Net sales for 2012 decreased in the Nonwovens Segments from 2011 by 8.7%, and net sales in 2012 in the Oriented Polymers segment improved 4.6% from 2011 results. A reconciliation of the change in net sales between the three months October 1, 2011 and the three months ended September 29, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Total
	Americas	Europe	Asia	Total
Three months ended October 1, 2011	$180.1	$80.0	$40.0	$300.1	$15.4	$315.5
Change in sales due to:
Volume	7.2	(0.6)	5.7	12.3	—	12.3
Price/mix	(20.3)	(3.1)	(2.8)	(26.2)	0.7	(25.5)
Foreign currency translation	(3.7)	(8.5)	—	(12.2)	—	(12.2)
Three months ended September 29, 2012	$163.3	$67.8	$42.9	$274.0	$16.1	$290.1
Nonwovens Segments:
Of the $12.3 million aggregate volume increase in the Nonwoven Segments sales, $2.2 million was associated with higher volumes at our Cali, Colombia facility compared to the prior year when the facility was impacted by the flood at the location. In our Americas region, excluding the Colombia site, our sales volume increased $5.0 million due to higher sales primarily in the industrial and healthcare markets, and to a lesser extent the hygiene market, partially offset by lower wipes volumes. The Europe volume decrease was due to lower sales into the hygiene markets, partially offset by higher wipes volumes. The growth in Asia volumes was primarily driven by healthcare product sales from the New China Healthcare Line installed in fiscal 2011 and, to a lesser extent, higher hygiene volumes.
A decrease in sales price/mix of $26.2 million was primarily due to selling price decreases related to the pass through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends resulting in lower relative selling prices of hygiene products compared to the prior year period. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $12.2 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.
Oriented Polymers:
The Oriented Polymers segment reflects the financial results of our Fabrene business operation in Canada. The $0.7 million increase in sales price/mix was due to an improved mix of products with higher average selling prices.
Gross Profit
All of the percentages below were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.
Gross profit as a percent of net sales for the three months ended September 29, 2012 increased to 17.9% from 15.5% in the comparative period in 2011. The raw material component of COGS as a percentage of net sales decreased from 59.1% in 2011 to 53.0% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 5.9% in 2011 to 6.5% for 2012. The increase in the labor costs as a percentage of net sales is primarily represented by our Nonwovens reporting segments, with all three nonwovens segments experiencing an increase in labor costs as a percentage of net sales; however, the Americas region reflected the highest increase relative to sales price changes. The overhead component of COGS as a percentage of net sales increased from 19.6% in 2011 to 22.6% for 2012. The increase in the overhead costs as a percentage of net sales is primarily represented by our Nonwovens reporting segments, with all three nonwovens segments experiencing an increase in overhead costs as a percentage of net sales; however, the Americas and Asia regions reflected the highest increase relative to sales price changes. The increase in the Americas region was due to year-over-year increase in lease expense associated with the new U.S. spunmelt manufacturing line. The increase in Asia region was due to primarily to a $1.3 million out-of-period adjustment that we recognized in the three months ended September 29, 2012, associated with a VAT tax liability, as more fully described within Note 1 “Description of Business and Basis of Presentation - Basis of Presentation - Adjustment for Out-of-Period Items” in Item 1 of Part I to this Quarterly Report on Form 10-Q.
Operating Income
A reconciliation of the change in operating income between the three months ended October 1, 2011 and the three months ended September 29, 2012 is presented in the following table (dollars in millions):

	Nonwovens
	Americas	Europe	Asia	Total Nonwovens	Oriented Polymers	Corporate/ Other	Total
Three months ended October 1, 2011	$15.9	$2.9	$5.1	$23.9	$0.6	$(13.1)	$11.4
Change in operating income due to:
Volume	1.5	0.2	2.0	3.7	—	—	3.7
Price/mix	(20.3)	(3.1)	(2.6)	(26.0)	0.7	—	(25.3)
Lower (higher) raw material costs	25.9	2.9	2.2	31.0	(0.4)	—	30.6
(Higher) lower manufacturing costs	(1.3)	0.1	(1.8)	(3.0)	0.6	—	(2.4)
Foreign currency	(0.8)	(0.2)	0.1	(0.9)	(0.5)	2.1	0.7
Higher depreciation and amortization expense	(0.6)	(0.1)	—	(0.7)	—	—	(0.7)
Purchase accounting adjustments, primarily inventory value impacts	—	—	0.1	0.1	—	—	0.1
Higher special charges, net	—	—	—	—	—	(0.3)	(0.3)
All other, including lower S,G&A spending	0.3	(0.5)	(0.2)	(0.4)	(0.2)	0.2	(0.4)
Three months ended September 29, 2012	$20.6	$2.2	$4.9	$27.7	$0.8	$(11.1)	$17.4
Consolidated operating income increased by $6.0 million, from $11.4 million for the three months ended October 1, 2011 to $17.4 million for the three months ended September 29, 2012. Our net spread (difference in the change in raw material costs and selling/price mix) resulted in a increase in our operating income of $5.3 million in 2012 compared to the comparable period of 2011. Raw material costs were lower by $30.6 million, but were partially offset by decreases in sales price/mix of $25.3 million. The sales price/mix reflected the effect of selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. The net impact of the previously discussed increase in volumes due to the disruption in operations in fiscal 2011 at our Colombia facility, combined with other changes in the business, resulted in an increase in operating income due to volume of $3.7 million. The increase in manufacturing costs in the Americas region of $1.3 million was due to $2.1 million of additional lease expense associated with the new U.S. spunmelt manufacturing line, partially offset by improvements in the underlying manufacturing costs that were primarily realized in the carded business as compared to the prior year. The $1.8 million increase in manufacturing costs in the Asia region was due to the aforementioned $1.3 million out-of-period adjustment we recognized in the three months ended September 29, 2012 and higher costs due to the qualification of new products on the New China Healthcare Line, somewhat offset by year-over-year improvement in operating efficiencies. The increase in depreciation expense for the Americas region was due to the incremental depreciation associated with the new spunmelt manufacturing line installed in fiscal 2011. Of the $6.0 million increase in operating income, $0.3 million was due to higher special charges of $1.7 million, primarily associated with costs resulting from the internal redesign and restructuring of global operations initiative, see (“— Recent Developments — Internal Redesign and Restructuring of Global Operations”), partially offset by $0.1 million of lower purchase accounting adjustments primarily associated with the 2011 step-up of inventory values. Operating income was positively impacted by $0.7 million due to favorable changes in foreign currency rates resulting in the translation of earnings and the re-measurement of monetary assets and liabilities outside of the U.S. at a lower rate.
Selling, general and administrative expenses were $33.0 million in the three months ended September 29, 2012 compared to $34.5 million for the same period in 2011. The $1.5 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $1.3 million decrease due to foreign currency movements; (ii) $0.8 million decrease in salaries and benefits and travel and entertainment expenses due to cost reduction initiatives; (iii) $0.8 million of lower short-term incentive compensation expense; (iv) $0.8 million increase in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; (v) $0.7 million of higher outside IS costs due to the IS support initiative; and (iv) $0.1 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales increased from 10.9% in three months ended October 1, 2011 to 11.4% in the three months ended September 29, 2012.
Special charges for the three months ended September 29, 2012 were $1.7 million and consisted of: (i) $0.9 million of employee separation and severance expenses associated with our plant realignment cost initiatives; and (ii) $0.8 million of employee separation expenses, professional consulting fees, employee relocation and recruitment fees, and other professional and administrative costs associated with our internal redesign and restructuring of global operations initiative. Special charges for the three months ended October 1, 2011 were $1.4 million and consisted of: (i) $0.9 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $0.3 million of employee separation and severance expenses associated with our plant realignment cost initiatives; and (iii) $0.2 million of other charges related to our pursuit of other business transaction opportunities.
Interest and Other Expense
Net interest expense decreased 2.9% from $12.9 million for the three months ended October 1, 2011 to $12.5 million for the three months ended September 29, 2012.
Foreign currency and other loss, net was a loss of $1.0 million and $2.9 million for the three month periods ended September 29, 2012 and October 1, 2011, respectively. The $1.9 million year-over-year decrease was principally due to the lack of a comparable $2.0 million reduction of a tax indemnification asset recorded in third quarter 2011 that was established in the opening balance sheet, but was written off as a result of a corresponding reduction in a unrecognized tax benefit in the same period.
Income Tax Expense
During the three months ended September 29, 2012, we recognized an income tax expense of $2.6 million on consolidated pre-tax book income from operations of $3.9 million. During the three months ended October 1, 2011, we recognized income tax expense of $0.9 million on consolidated pre-tax book loss from continuing operations of $(4.4) million.
Our tax expense is determined by the mix of income and losses across the jurisdictions in which we operate. To the extent we have income or losses in the U.S., Canada, France, Argentina and Netherlands, no tax expense or benefit is recorded as the net deferred tax assets for these jurisdictions carry a full valuation allowance. To the extent we have income or losses in Asia, Colombia, Mexico and Spain, tax expense or benefit is recorded as there are no valuation allowances associated with these jurisdictions, accordingly, as the operations in these jurisdictions have fluctuations in income or loss the tax expense or benefit will fluctuate. Additionally, our tax expense/(benefit) will be effected by items that are recorded as discrete to the quarter.
For the three months ended September 29, 2012, the non-valued jurisdictions exceeded the income from the period ended October 1, 2011 thus resulting in a higher tax expense. The effect of period over period discrete items resulted in an increase in income tax expense.
Loss from Discontinued Operations
Discontinued operations were comprised of the net operating results of Difco for the three months ending October 1, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $3.4 million for the three months ended October 1, 2011. We also recognized a loss on the sale of Difco of approximately $0.5 million for the three months ended October 1, 2011.
Net Income (Loss)
As a result of the above, we recognized net income of $1.4 million for the three months ended September 29, 2012 compared to net loss of $9.2 million for the three months ended October 1, 2011.
Comparison of Successor Eight Months Ended September 29, 2012 and October 1, 2011
The following table sets forth components of our net sales and operating income (loss) by operating division for the eight months ended September 29, 2012, the eight months ended October 1, 2011 and the corresponding change (dollars in millions):

	Eight Months Ended
	September 29, 2012	October 1, 2011	Change
Net sales:
Nonwovens Segments
Americas Nonwovens	$445.0	$450.9	$(5.9)
Europe Nonwovens	196.7	222.0	(25.3)
Asia Nonwovens	106.4	95.8	10.6
Total Nonwovens Segments	748.1	768.7	(20.6)
Oriented Polymers	47.4	42.3	5.1
	$795.5	$811.0	$(15.5)
Operating income (loss):
Nonwovens Segments
Americas Nonwovens	$45.6	$28.9	$16.7
Europe Nonwovens	8.4	6.0	2.4
Asia Nonwovens	11.9	13.9	(2.0)
Total Nonwovens Segments	65.9	48.8	17.1
Oriented Polymers	3.3	0.9	2.4
Unallocated Corporate, net of eliminations	(25.7)	(28.6)	2.9
	43.5	21.1	22.4
Special charges, net	(12.3)	(29.5)	17.2
	$31.2	$(8.4)	$39.6
The amounts for special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Net Sales
Net sales were $795.6 million for the eight months ended September 29, 2012, a decrease of $15.4 million, or 1.9%, from net sales of $811.0 million from the comparable period of fiscal 2011. The $15.4 million decrease is primarily the result of lower selling prices to reflect reduced raw material costs. Net sales for 2012 decreased in the Nonwovens Segments from 2011 by 2.7%, and net sales in 2012 in the Oriented Polymers segment improved 12.1% from 2011 results. A reconciliation of the change in net sales between the eight months ended October 1, 2011 and the eight months ended September 29, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Total
	Americas	Europe	Asia	Total
Eight months ended October 1, 2011	$450.9	$222.0	$95.8	$768.7	$42.3	$811.0
Change in sales due to:
Volume	34.4	1.8	12.5	48.7	3.6	52.3
Price/mix	(30.9)	(6.7)	(2.7)	(40.3)	2.0	(38.3)
Foreign currency translation	(9.4)	(20.4)	0.8	(29.0)	(0.5)	(29.5)
Eight months ended September 29, 2012	$445.0	$196.7	$106.4	$748.1	$47.4	$795.5
Nonwovens Segments:
Total volumes in the Nonwovens Segments increased $48.7 million, of which, $26.4 million was associated with higher volumes at our Colombia facility compared to the prior year when the facility was impacted by the flood at the location. In our Americas region, excluding the Colombia site, our sales volume increased $8.0 million due to higher sales predominantly in the hygiene and healthcare markets, and to a lesser extent in the industrial and wipes markets. The Europe volume increase was due to higher sales in the wipes and healthcare markets, partially offset by lower industrial and hygiene markets volumes. The growth in Asia volumes was primarily driven by healthcare product sales from the New China Healthcare Line installed in fiscal 2011 and, to a lesser extent, higher hygiene markets volumes.
A decrease in sales price/mix of $40.3 million was primarily due to selling price decreases related to the pass through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends. Additionally, foreign currency translation rates resulted in lower sales for 2012 compared to the prior year period of $29.0 million. Further discussion of foreign currency exchange rate risk is contained in “Quantitative and Qualitative Disclosures About Market Risk” included below.
Oriented Polymers:
The Oriented Polymers segment reflects the financial results of our Fabrene business operation in Canada. The $3.6 million volume increase in sales was principally attributable to higher demand in the building products market; partially offset by lower demand in the print media, industrial packaging and agriculture markets. The $2.0 million increase in sales price/mix was due to an improved mix of products with higher average selling prices.
Gross Profit
All of the percentages below were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.
Gross profit as a percent of net sales for the eight months ended September 29, 2012 increased to 17.0% from 15.1% in the comparative period in 2011. The raw material component of COGS as a percentage of net sales decreased from 58.8% in 2011 to 54.7% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 6.2% in 2011 to 6.5% for 2012. The increase in the labor costs as a percentage of net sales is primarily represented by our Nonwovens reporting segments, with the Americas and Asia experiencing an increase in labor costs as a percentage of net sales; however, the Americas region reflected the highest increase relative to sales price changes. The overhead component of COGS as a percentage of net sales increased from 19.9% in 2011 to 21.8% for 2012. The increase in the overhead costs as a percentage of net sales is primarily attributable to our Nonwovens reporting segments, with all three nonwovens segments experiencing an increase in overhead costs as a percentage of net sales; however, the Americas region experienced the highest increase. The increase in the Americas region was due to the year-over-year increases in lease and depreciation expense associated with the new U.S. spunmelt manufacturing line. The increase in Asia region was due to depreciation expense associated with the new spunmelt manufacturing line in China and the aforementioned $1.3 million out-of-period adjustment recognized in the three months ended September 29, 2012.
Operating Income
A reconciliation of the change in operating income between the eight months ended October 1, 2011 and the eight months ended September 29, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Corporate / Other	Total
	Americas	Europe	Asia	Total Nonwovens
Eight months ended October 1, 2011	$28.9	$6.0	$13.9	$48.8	$0.9	$(58.1)	$(8.4)
Change in operating income due to:
Volume	8.7	(0.4)	3.5	11.8	0.6	—	12.4
Price/mix	(30.9)	(6.0)	(2.4)	(39.3)	2.0	—	(37.3)
Lower (higher) raw material costs	34.8	5.1	0.7	40.6	(0.9)	0.1	39.8
Higher manufacturing costs	(1.3)	(1.0)	(2.4)	(4.7)	—	—	(4.7)
Foreign currency	(0.4)	(0.5)	0.4	(0.5)	—	2.0	1.5
Higher depreciation and amortization expense	(1.2)	(0.1)	(2.5)	(3.8)	—	—	(3.8)
Purchase accounting adjustments, primarily inventory value impacts	4.6	5.0	1.4	11.0	0.8	—	11.8
Lower special charges, net	—	—	—	—	—	17.2	17.2
All other, including lower S,G&A spending	2.4	0.3	(0.7)	2.0	(0.1)	0.8	2.7
Eight months ended September 29, 2012	$45.6	$8.4	$11.9	$65.9	$3.3	$(38.0)	$31.2
Consolidated operating income improved by $39.6 million, from a loss of $8.4 million for the eight months ended October 1, 2011 to income of $31.2 million for the eight months ended September 29, 2012. Of the $39.6 million improvement in operating income, $17.2 million was due to lower special charges primarily associated with costs resulting from the Transactions; partially offset by the costs resulting from the internal redesign and restructuring of global operations initiative (see “— Recent Developments — Internal Redesign and Restructuring of Global Operations”). The net impact of the previously discussed increase in volumes due to the disruption in operations in fiscal 2011 at our Colombia facility, combined with other changes in the business, resulted in an increase in operating income due to volume of $12.4 million. The growth in volume was also due to the favorable impact of sales associated with the new spunmelt lines in the U.S. and China. Our net spread (difference in the change in raw material costs and selling/price mix) resulted in a increase in our operating income of $2.5 million in 2012 compared to the comparable period of 2011. Raw material costs were lower by $39.8 million, but were partially offset by decreases in sales price/mix of $37.3 million. The sales price/mix reflected the effect of selling price decreases related to the pass-through of lower raw material costs associated with both index-based selling agreements and market-based pricing trends, and changes in product mix. We incurred $11.8 million of lower purchase accounting adjustments primarily associated with the 2011 step-up of inventory values. The Americas region incurred incremental manufacturing costs of $5.5 million, year-over-year, due to the inclusion of the lease expense associated with the new U.S. spunmelt manufacturing line; however, this amount was partially offset by improvements in the underlying manufacturing costs that were primarily realized in the carded business as compared to the prior year. The $1.0 million increase in manufacturing costs in the Europe region was primarily associated with increases within our Netherlands and Spain business operations, partially offset by improvements in our France business operation. The increase in manufacturing costs for the Asia region was due to the aforementioned $1.3 million out-of-period adjustment we recognized in the three months ended September 29, 2012 and higher costs associated with the qualification of new products on the New China Healthcare Line, partially offset by improved operating efficiencies. The increase in depreciation expense for both the Americas and Asia regions was due to the incremental depreciation associated with the new spunmelt manufacturing lines installed in fiscal 2011. Operating income was positively impacted by $1.5 million due to favorable changes in foreign currency rates resulting in the translation of earnings and the re-measurement of monetary assets and liabilities outside of the U.S. at a lower rate.
Selling, general and administrative expenses were $91.9 million in the eight months ended September 29, 2012 compared to $98.3 million for the same period in 2011. The $6.4 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $3.5 million decrease due to foreign currency movements; (ii) $1.7 million of lower short-term incentive compensation expense; (iii) $1.6 million decrease in salaries and benefits and travel and entertainment expenses due to cost reduction initiatives; (iv) $1.0 million of higher outside IS costs due to the IS support initiative; (v) $0.3 million decrease in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; and (vi) $0.3 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales decreased from 12.1% in eight months ended October 1, 2011 to 11.6% in the eight months ended

September 29, 2012.
Special charges for the eight months ended September 29, 2012 were $12.3 million and consisted of: (i) $8.9 million of employee separation expenses, professional consulting fees, employee relocation and recruitment fees, and other professional and administrative costs associated with our internal redesign and restructuring of global operations initiative; (ii) $1.6 million of employee separation and severance expenses associated with our plant realignment cost initiatives; (iii) $0.8 million of employee separation and severance expenses associated with out IS support initiative; (iv) $0.3 million of professional fees associated with the Blackstone Acquisition; and (v) $0.7 million of other restructuring costs and other charges related to our pursuit of other business transaction opportunities. Special charges for the eight months ended October 1, 2011 were $29.5 million and consisted of: (i) $26.3 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $1.3 million of employee separation and severance expenses associated with our plant realignment cost initiatives; (iii) $0.7 million of site clean-up costs to restore our Colombia manufacturing site to operational status after the effects of the severe flooding that occurred in December 2010; and (iv) $1.2 million of other charges related to our pursuit of other business transaction opportunities.
Interest and Other Expense
Net interest expense increased 1.6% from $33.5 million for the eight months ended October 1, 2011 to $34.0 million for the eight months ended September 29, 2012.
Foreign currency and other loss, net was a loss of $3.8 million and $4.2 million for the eight month periods ended September 29, 2012 and October 1, 2011, respectively. The $0.4 million year-over-year decrease was due to a $3.4 million increase in other gains/(losses), partially offset by $1.6 million of higher losses from the sale of assets and $1.4 million of higher foreign currency losses. The $3.4 million year-over-year increase in other gains/(losses) was principally due to the lack of a comparable $2.5 million write-off that we recognized through third quarter 2011 associated with a tax indemnification asset, that was established in the opening balance sheet, but was written off as a result of a corresponding reduction in a unrecognized tax benefit in the same period.
Income Tax Expense
During the eight months ended September 29, 2012, we recognized an income tax expense of $4.7 million on consolidated pre-tax book loss from operations of $6.7 million. During the eight months ended October 1, 2011, we recognized income tax expense of $1.6 million on consolidated pre-tax book loss from continuing operations of $46.2 million.
Our tax expense is determined by the mix of income and losses across the jurisdictions in which we operate. To the extent we have income or losses in the U.S., Canada, France, Argentina and Netherlands, no tax expense or benefit is recorded as the net deferred tax assets for these jurisdictions carry a full valuation allowance. To the extent we have income or losses in Asia, Colombia, Mexico and Spain, tax expense or benefit is recorded as there are no valuation allowances associated with these jurisdictions, accordingly, as the operations in these jurisdictions have fluctuations in income or loss the tax expense or benefit will fluctuate. Additionally, our tax expense/(benefit) will be effected by items that are recorded as discrete to the quarter.
For the eight months ended September 29, 2012, the non-valued jurisdictions exceeded the income from the period ended October 1, 2011 thus resulting in a higher tax expense. The effect of period over period discrete items resulted in an increase in income tax expense.
Loss from Discontinued Operations
Discontinued operations were comprised of the net operating results of Difco for the eight months ending October 1, 2011. As stated in “Business Acquisitions and Divestitures”, we divested the Difco business in the second quarter of 2011. Accordingly, we have presented Difco as a discontinued operation for past and present periods. Loss from discontinued operations was $6.2 million for the eight months ended October 1, 2011. We also recognized a loss on the sale of Difco of approximately $0.7 million for the eight months ended October 1, 2011.
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests represent the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the first quarter 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.
Net Loss Attributable to Polymer Group, Inc.
As a result of the above, we recognized a net loss attributable to Polymer Group, Inc. of $11.4 million for the eight months ended September 29, 2012 compared to net loss attributable to Polymer Group, Inc. of $54.8 million for the eight months ended October 1, 2011.
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
Gross Profit
All of the percentages below were impacted by the changes in our selling prices resulting from the pass-through of lower raw material costs.
Gross profit as a percent of net sales was 19% for both the one month ended January 28, 2012 and 2011. The raw material component of COGS as a percentage of net sales decreased from 53.7% in 2011 to 52.5% for 2012. The decrease in raw material costs as a percentage of net sales was due to lower polypropylene resin, other resins and fibers raw material costs. The labor component of COGS as a percentage of net sales increased from 6.6% in 2011 to 6.7% in 2012. The overhead component of COGS as a percentage of net sales increased from 20.7% in 2011 to 21.8% in 2012. The increase in the overhead costs as a percentage of net sales was due to (i) the year-over-year increase in lease expense associated with the new U.S. spunmelt manufacturing line; (ii) the year-over-year increase in depreciation associated with the new spunmelt manufacturing lines in both the U.S. and China; and (iii) year-over-year net manufacturing efficiencies.
Operating Income
A reconciliation of the change in operating income between the one month ended January 28, 2011 and the one month ended January 28, 2012 is presented in the following table (dollars in millions):

	Nonwovens				Oriented Polymers	Corporate / Other	Total
	Americas	Europe	Asia	Total
One month ended January 28, 2011	$4.6	$1.8	$1.7	$8.1	$0.6	$(24.4)	$(15.7)
Change in operating income due to:
Volume	1.1	(0.1)	(0.3)	0.7	(0.3)	—	0.4
Price/mix	(0.1)	(0.8)	—	(0.9)	0.3	—	(0.6)
Lower raw material costs	3.3	0.2	0.1	3.6	0.2	—	3.8
(Higher) lower manufacturing costs	(2.6)	0.3	0.3	(2.0)	(0.2)	—	(2.2)
Foreign currency	(0.6)	(0.2)	(0.1)	(0.9)	(0.1)	0.8	(0.2)
(Higher) lower depreciation and amortization expense	(0.2)	(0.3)	(0.5)	(1.0)	(0.1)	(0.1)	(1.2)
Purchase accounting adjustments, primarily inventory value impacts	—	—	—	—	—	—	—
Lower special charges, net	—	—	—	—	—	20.2	20.2
All other, including lower S,G&A spending	0.2	0.1	0.1	0.4	0.1	0.9	1.4
One month ended January 28, 2012	$5.7	$1.0	$1.3	$8.0	$0.5	$(2.6)	$5.9
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
Selling, general and administrative expenses were $10.5 million in the one month ended January 28, 2012 compared to $11.6 million for the same period in 2011. The $1.1 million year-over-year decrease in selling, general and administrative costs was principally due to: (i) $1.0 million of lower stock compensation expense; (ii) $0.4 million higher amortization expense, attributable to our higher intangible assets resulting from the Blackstone Acquisition purchase accounting; (iii) $0.3 million decrease in volume-related expenses, such as distribution (including shipping and handling) costs, selling and marketing costs, and sales related taxes; and (iv) $0.2 million lower spending in other categories. Selling, general and administrative costs as a percent of net sales decreased from 13.7% in one month ended January 28, 2011 to 12.1% in one month ended January 28, 2012.
Special charges for the one month ended January 28, 2012 were $0.6 million and consisted of (i) $0.4 million of employee separation and severance expenses associated with our plant realignment cost initiatives; (ii) $0.2 million of professional fees associated with the Blackstone Acquisition and other items. Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of (i) $6.2 million of professional fees and other transaction costs associated with the Blackstone Acquisition; (ii) $12.7 million of accelerated vesting of share-based awards due to a change in control associated with the Merger; (iii) costs of $1.7 million, primarily equipment repair, to restore our Colombia site to operational status after the effects of the severe flooding that occurred in December 2010; and (iv) $0.2 million of employee separation and severance expenses associated with our plant realignment cost initiatives.
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
Income Tax Expense
During the one month ended January 28, 2012, we recognized an income tax expense of $1.2 million on consolidated pre-tax book income from operations of $1.6 million. During the one month ended January 28, 2011, we recognized income tax expense of $0.5 million on consolidated pre-tax book loss from continuing operations of $17.8 million.
Our tax expense is determined by the mix of income and losses across the jurisdictions in which we operate. To the extent we have income or losses in the U.S., Canada, France, Argentina and Netherlands, no tax expense or benefit is recorded as the net deferred tax assets for these jurisdictions carry a full valuation allowance. To the extent we have income or losses in Asia, Colombia, Mexico and Spain, tax expense or benefit is recorded as there are no valuation allowances associated with these jurisdictions, accordingly, as the operations in these jurisdictions have fluctuations in income or loss the tax expense or benefit will fluctuate. Additionally, our tax expense/(benefit) will be effected by items that are recorded as discrete to the quarter.
For the one month ended January 28, 2012, the non-valued jurisdictions exceeded the income from the period ended January 28, 2011 thus resulting in a higher tax expense. The effect of period over period discrete items resulted in a decrease in income tax expense.
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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests represent the minority partners’ interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During the first quarter 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed the China Noncontrolling Interest Acquisition in the first quarter of 2011.
Net Income (Loss) Attributable to Polymer Group, Inc.
As a result of the above, we recognized a net income attributable to Polymer Group, Inc. of $0.4 million for the one month ended January 28, 2012 compared to net loss attributable to Polymer Group, Inc. of $18.2 million for the one month ended January 28, 2011.
Liquidity and Capital Resources
Our primary source of liquidity continues to be cash balances on hand, cash flows from operations, cash inflows from the sale of certain account receivables through our factoring arrangements, borrowing availability under our existing credit facilities, our ABL facility, and our recently executed China Credit Facility — Hygiene Line.
Of our $95.1 million of cash and cash equivalents balance as of September 29, 2012, $64.0 million was held by subsidiaries outside of the U.S., the vast majority of which was available for repatriation through various intercompany arrangements.
We currently have multiple intercompany loan agreements, and in certain circumstances, management services agreements in place that allow us to repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries’ use of U.S. legal entities intellectual property rights that allow us to repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. Should we decide to permanently repatriate foreign jurisdiction earnings by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements, ranging from 5% to 10%. We believe that any such dividend activity and the related tax effect would not be material.
Our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.

Comparison as of September 29, 2012 and December 31, 2011

	September 29, 2012	December 31, 2011
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$95.1	$72.7
Working capital	162.3	152.5
Total assets	1,050.6	1,060.6
Total debt	606.3	600.4
Total PGI shareholders’ equity	175.9	187.3
We had working capital (which consists of current assets less current liabilities) of $162.3 million at September 29, 2012 compared with $152.5 million at December 31, 2011. As compared to December 31, 2011, our working capital balances increased $9.8 million due to: (i) a $22.4 million increase in cash-on-hand; (ii) a $9.9 million decrease in trade and other accounts receivable; (iii) a $5.1 million reduction in inventories; (iv) a $2.2 million increase in accounts payable and accrued liabilities balances; (v) a $2.2 million increase in other current assets primarily due to higher prepaid expense balances and higher amounts due from factoring agents, which was partially offset by lower VAT receivables and lower amounts attributable to assets held for sale; (vi) a $1.9 million decrease in income taxes payable; and (vii) a $0.1 million decrease in net deferred taxes.
Accounts receivable, net at September 29, 2012 were $131.3 million as compared to $141.2 million at December 31, 2011, a decrease of $9.9 million. The net decrease in accounts receivable was primarily attributable to lower overall selling prices during third quarter 2012 as compared to fourth quarter 2011 and an increase in amounts sold through factoring agreements. We believe that our reserves adequately protect us against foreseeable increased collection risk. Accounts receivable represented approximately 41 days of sales outstanding at September 29, 2012 compared to 44 days of sales outstanding at December 31, 2011.
Inventories, net at September 29, 2012 were $98.8 million as compared to $103.9 million at December 31, 2011, a decrease of $5.1 million. The net decrease in inventory was comprised of a $12.8 million reduction in finished goods, partially offset by an increase in work-in process and raw materials of $5.0 million and $2.7 million, respectively. Both overall units of inventory on hand and average unit inventory values were lower at September 29, 2012 as compared to December 31, 2011. We had inventory representing approximately 38 days of cost of sales on hand at September 29, 2012 compared to 39 days of cost of sales on hand at December 31, 2011.
Accounts payable and accrued liabilities at September 29, 2012 were $188.3 million as compared to $190.5 million at December 31, 2011, a decrease of $2.2 million. Our accounts payable balances increased by $13.4 million, while our accrued liability balances decreased by $15.6 million. The $13.4 million increase in accounts payable was due to an increase in effective credit terms with suppliers offset by lower raw material costs. Of the $15.6 million decrease in accrued liabilities, $10.8 million was attributable to accrued interest on the Senior Secured Notes. Interest on the Senior Secured Notes is payable twice annually on February 1st and August 1st. Of the remaining $4.8 million reduction in accrued liabilities, $3.5 million was due to a reduction in amounts due to key equipment suppliers and $1.4 million was due to a reduction in our accrual for incentive compensation for employees. Accounts payable and accrued liabilities balances can also be impacted by accruals with respect to the timing of payroll cycles, acceptance of vendor discounts, changes in terms regarding purchases of raw materials from certain vendors, and changes in restructuring accruals and various other accruals for non-income taxes and other third-party fees. Accounts payable and accrued liabilities represented approximately 72 days of cost of sales outstanding at September 29, 2012 compared to 71 days of cost of sales outstanding at December 31, 2011.

Comparison as of Nine Months Ended September 29, 2012, Eight Months Ended October 1, 2011 and One Month Ended January 28, 2011

	Nine Months Ended September 29, 2012	Eight Months Ended October 1, 2011	One Month Ended January 28, 2011
	Successor	Successor	Predecessor
	(Dollars in millions)
Cash Flow Data:
Net cash provided by (used in) operating activities	$55.6	$0.0	$(25.3)
Net cash used in investing activities	(38.7)	(453.7)	(8.3)
Net cash provided by financing activities	5.8	444.6	31.4
Operating Activities
As sales volumes and raw material costs change, inventory, accounts receivable and trade accounts payable balances are expected to rise and fall, accordingly, and thus result in changes in our levels of working capital balances and cash flow from operations.
Net cash provided by operating activities was $55.6 million in the nine months ended September 29, 2012, compared to cash provided by operating activities of $0.0 million in the eight months ended October 1, 2011, and compared to cash used in operating activities of $25.3 million in the one month ended January 28, 2011.
Nine Months Ended September 29, 2012
Of the $55.6 million of cash provided by operating activities in the nine month period ended September 29, 2012, $39.0 million was attributable to net income, after adjusting for $50.0 million of non-cash transactions, and $16.6 million was primarily associated with a decrease in working capital. The $50.0 million of non-cash transactions was primarily attributed to depreciation and amortization expenses.
Eight Months Ended October 1, 2011
Of the $0.0 million of cash provided by operating activities in the eight month period ended October 1, 2011, $1.4 million was attributable to net income, after adjusting for $56.2 million of non-cash transactions, which was offset by $1.4 million primarily associated with an increase in working capital. The $56.2 million of non-cash transactions was primarily due to: (i) $41.0 million of depreciation and amortization expenses; and (ii) $13.0 million of inventory step-up related to the merger.
Further, the $0.0 million of cash provided by operating activities was influenced by the following activities related to the Transactions: (i) we had $31.6 million of cash outlays for professional fees, excluding direct financing costs; and (ii) we had a favorable movement in other current assets as a result of the utilization of $31.1 million of restricted cash. Our operating cash flows were also negatively impacted due to the disruption of our manufacturing activities at our Cali, Colombia manufacturing facility.
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

Investing Activities
Net cash used in investing activities amounted to $38.9 million, $453.7 million and $8.3 million in the nine months ended September 29, 2012, the eight months ended October 1, 2011 and the one month ended January 28, 2011, respectively.
Of the $38.7 million of cash used in investing activities in the nine month period ended September 29, 2012, $40.1 million was used for capital expenditures; $1.6 million was cash proceeds received from the disposal of assets; and $0.2 million was used to acquire intangible assets.
Of the $453.7 million of cash used in investing activities in the eight month period ended October 1, 2011, $403.5 million was attributable to the Merger, representing the purchase price; $53.8 million was used for capital expenditures; $11.0 million was cash proceeds received from the disposal of assets; $7.2 million was used to acquire the remaining noncontrolling interest in Nanhai, China; and $0.2 million was used to acquire intangible assets.
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
Financing Activities
Net cash used in financing activities amounted to $5.8 million in the nine months ended September 29, 2012, while net cash provided by financing activities amounted to $444.6 million and $31.4 million in the eight months ended October 1, 2011 and the one month ended January 28, 2011, respectively.
Of the $5.8 million of cash used in financing activities in the nine month period ended September 29, 2012, $15.9 million of cash proceeds was attributable to borrowings and $10.1 million of cash was used to repay borrowings.
Of the $444.6 million of cash provided by financing activities in the eight month period ended October 1, 2011, $435.6 million was attributable to the Transactions and the remaining $9.0 million was associated with post-Transaction business activities. Of the $435.6 million net cash proceeds associated with the Transactions, $560.0 million of cash inflows resulted from the issuance of the Senior Secured Notes; $365.0 million of cash outlays were associated with the repayment of our pre-merger debt; $259.9 million of cash inflows from the issuance of our common stock; and $19.3 million of cash outlays were associated with loan acquisition costs. Of the remaining $9.0 million of net cash proceeds associated with post-Transactions business activities, $15.5 million were associated with cash proceeds from borrowings; and $6.5 million represented cash outlays for the repayment of debt.
Of the $31.4 million of cash provided by financing activities in the one month period ended January 28, 2011, $31.5 million of cash proceeds was attributable to borrowings in connection with the Transactions and the remaining $0.1 million net cash outlays were attributable to pre-Transactions business activities.
We continue to experience volatility in raw material pricing, and increased competitive pricing pressures as new capacity comes into the market. However, based on our ability to generate positive cash flows from operations and the financial flexibility provided by our credit facilities, we believe that we have the financial resources necessary to meet our operating needs, fund our capital expenditures and make all necessary contributions to our retirement plans in the foreseeable future. In addition to cash from operations, we have access to the ABL Facility (subject to the available borrowing base), cash on our balance sheet, our factoring agreements, our credit facility in Argentina and our China Credit Facility — Hygiene Line to provide liquidity going forward.
Contractual Obligations
The following table sets forth our contractual obligations under existing debt agreements, operating leases and capital leases that have initial or non-cancelable lease terms in excess of one year as of September 29, 2012 and purchase commitments as of September 29, 2012 (dollars in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt, including short-term borrowings (1)	$606.5	$12.5	$31.3	$2.7	$560.0
Obligations under third-party nonaffiliated operating lease agreements (2)	57.8	11.9	20.1	17.5	8.3
Capital lease obligations (3)	0.3	0.2	0.1	—	—
Purchase commitments (4)	80.2	75.9	4.3	—	—
Total (5)	$744.8	$100.5	$55.8	$20.2	$568.3
___________________

(1)
Excludes estimated cash interest payments of approximately $45.3 million, $88.1 million, $86.8 million and $65.1 million for periods less than 1 year, 1 to 3 years, 3 to 5 years and more than 5 years, respectively, based on the assumption that the rate of interest remains unchanged from September 29, 2012 and only required amortization payments are made.

(2)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.

(3)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.

(4)
Represents our commitments related to the purchase of raw materials, maintenance, converting services and capital projects, including our obligations associated with the China Hygiene Expansion Project (discussed in further detail below). As of September 29, 2012, we have documentary letters of credit related to $9.0 million of raw material purchases that are included in this amount.

(5)	See “—Other Obligations and Commitments” below for further discussion of other contractual obligations, including unrecognized tax obligations.
Debt Obligations
In connection with the Transactions, we incurred significant indebtedness and became highly leveraged.
Our liquidity requirements are significant, primarily due to debt service requirements. We believe that our existing cash, plus the amounts we expect to generate from operations, amounts available through our ABL Facility and factoring agreements will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment obligations.
As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time seek to refinance, repurchase our debt securities or repay loans, including the Senior Secured Notes and loans under the ABL Facility, in privately negotiated or open market transactions, by tender offer or otherwise.
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
ABL Facility
In connection with the Transactions, we entered into a senior secured asset-based revolving credit facility to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability, with a maturity of four years. The ABL Facility provides borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. The ABL Facility is comprised of (i) a revolving tranche of up to $42.5 million and (ii) a first-in, last out revolving tranche of up to $7.5 million. On October 5, 2012, we entered into an amendment to the ABL Facility that resulted in minor favorable changes in the economic terms and also extended the existing arrangement from January 28, 2015 to October 5, 2017.
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
As of September 29, 2012, we had no borrowings under the ABL Facility. As of September 29, 2012, the borrowing base was $33.3 million and since we had outstanding standby letters of credit of $11.0 million, the resulting net availability under the ABL Facility was $22.3 million. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of September 29, 2012.
Short-term borrowings
In fiscal year 2012, we have entered into short-term credit facilities to finance insurance premium payments. The outstanding indebtedness under these short-term borrowing facilities was $0.1 million as of September 29, 2012. These facilities have an interest rate of 2.63% and mature at various dates through January 1, 2013. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.
Subsidiary Indebtedness
Argentina Indebtedness - Short-term borrowings
Our subsidiary in Argentina entered into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these short-term borrowing facilities was $3.0 million as of September 29, 2012. These facilities mature at various dates through November 2012. As of September 29, 2012, the weighted average interest rate on these borrowings was 6.0%. Borrowings under these facilities are included in Short-term borrowings in our Consolidated Balance Sheets.
Argentina Indebtedness - Long-term borrowings
In January 2007, our subsidiary in Argentina entered into an arrangement (the “Argentina Credit Facility”) with a banking institution in Argentina to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the Argentina Credit Facility, excluding any interest added to principal, amount to 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan and are secured by pledges covering (i) the subsidiary’s existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary. As of September 29, 2012, the face amount of the outstanding indebtedness was approximately $12.9 million, consisting of the U.S. dollar-denominated loan. Concurrent with the Merger, we repaid and terminated the Argentine peso-denominated loans.
As a part of the Acquisition purchase accounting process, we adjusted the recorded book value of the outstanding Argentina Credit Facility indebtedness that existed as of January 28, 2011 to the fair market value as of that date. As a result, we recorded a purchase accounting adjustment that created a contra-liability of $0.63 million and similarly reduced goodwill as of the opening balance sheet date. We are amortizing the contra-liability over the remaining term of the loan and including the amortization expense in Interest expense, net in the Consolidated Statements of Operations. The unamortized contra-liability of $0.5 million is included in Long-term debt in our September 29, 2012 Consolidated Balance Sheet. Accordingly, as of September 29, 2012, the carrying amount of the Argentina Credit Facility was $12.5 million.
The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of approximately $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.
China Credit Facility — Healthcare Line
We entered into the China Credit Facility — Healthcare Line in the third quarter of 2010 to finance a portion of the installation of the New China Healthcare Line at our manufacturing facility in Suzhou, China. The maximum borrowings available under the China Credit Facility — Healthcare Line, excluding any interest added to principal, amounts to $20.0 million. As of September 29, 2012, outstanding indebtedness under the facility was $19.5 million.
The three-year term of the agreement began with the date of the first draw down on the China Credit Facility — Healthcare Line. We were not required to pledge any security for the benefit of the China Credit Facility — Healthcare Line. The interest rate applicable to borrowings under the facility is based on three-month LIBOR plus an amount to be determined at the time of funding. Of the $19.5 million of outstanding indebtedness as of September 29, 2012, $9.5 million is subject to three-month LIBOR plus 450 points, with the remaining $10.0 million being subject to three-month LIBOR plus 550 points. We are obligated to repay $3.5 million of the principal balance in the fourth quarter of 2012, $2.5 million in second quarter 2013 with the remaining $13.5 million to be repaid in the fourth quarter of 2013.
China Credit Facility — Hygiene Line
On July 1, 2012, our subsidiary in Suzhou, China executed a $25.0 million China-based financing facility (“China Credit Facility - Hygiene Line”) for the purpose of funding the new spunmelt line currently being installed in Suzhou, China. As of September 29, 2012, we had issued letters of credit in the amount of $12.3 million and had borrowed $11.0 million on the China Credit Facility – Hygiene Line. Of the $12.3 million of outstanding letters of credit, $3.1 million and the remaining $9.2 million will terminate in fourth quarter 2012 and first quarter 2013, respectively. We intend to borrow the remaining $14.0 million by the first half of 2013.
The three-year term of the agreement commenced on July 1, 2012. We were not required to pledge any security for the benefit of the China Credit Facility — Hygiene Line. The interest rate applicable to borrowings under the facility is based on three-month LIBOR plus an amount to be determined at the time of funding. The $11.0 million of outstanding indebtedness as of September 29, 2012 is subject to three-month LIBOR plus 520 points. We are obligated to repay $2.0 million of the principal balance in the fourth quarter of 2013, $0.5 million in second quarter 2014, $3.5 million in the fourth quarter of 2014, with the remaining $5.0 million to be repaid in the second quarter of 2015.
Other Subsidiary Indebtedness
As of September 29, 2012, our subsidiaries also had outstanding letters of credit in the amount of $9.0 million, which were primarily provided to certain raw material vendors. None of these letters of credit had been drawn on as of September 29, 2012.
Operating Lease Obligations
We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, approximated $11.0 million, $5.1 million and $0.9 million for the nine months ended September 29, 2012, the eight months ended October 1, 2011 and the one month ended January 28, 2011. The expenses are recognized on a straight-line basis over the life of the lease. Certain of these leases associated with our PGI Spain business were canceled in conjunction with the Transactions. If we were to exclude the impact of the canceled leases on our predecessor financial periods, our rent expense would have been approximately $0.5 million for the one month ended January 28, 2011.
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
Purchase Commitments
Of our $80.2 million of purchase commitments at September 29, 2012, $46.3 million related to the future purchase of raw materials and $33.9 million represents commitments related to the China Hygiene Expansion Project.
China Hygiene Expansion Project. On June 30, 2011, we entered into a firm equipment purchase commitment to acquire a spunmelt line, the New China Hygiene Line. We plan to fund the New China Hygiene Line using a combination of existing cash balances, internal cash flows, the existing U.S.-based credit facility and the China Credit Facility — Hygiene Line, as needed. As of September 29, 2012, the estimated total remaining project expenses related to the New China Hygiene Line were approximately $44.3 million, which includes $26.5 million for the remaining payments associated with the acquisition of the new spunmelt line. Of the $44.3 million, $13.4 million and $30.4 million are expected to be expended during the remainder of fiscal year 2012 and 2013, respectively, with the remaining amount in subsequent years. On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party institution (the “June 2011 FX Forward Contracts”) to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of September 29, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.
Other Obligations and Commitments
Factoring Agreements
We have entered into factoring agreements to sell, without recourse or discount, certain of our U.S. and non-U.S. company-based receivables to unrelated, third-party financial institutions for a fee based upon the gross amount of the receivables sold.
Under the terms of the factoring agreement related to the sale of U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. Under the terms of the factoring agreements that our Mexico, Colombia, Spain and Netherlands subsidiaries have entered into associated with the sale of non-U.S. company-based receivables, the maximum amount of outstanding advances at any one time is $50.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The sale of our receivables under our factoring agreements accelerates the collection of cash associated with trade receivables and reduces customer credit exposure. The net amount of trade receivables due from the factoring entities, and therefore, excluded from our accounts receivable, was $8.6 million as of September 29, 2012. We may in the future increase the sale of receivables or enter into additional factoring agreements.
Other Obligations
We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash outflows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $24.0 million as of September 29, 2012 have been excluded from the contractual obligations table above. Through September 29, 2012, we have contributed $4.8 million and plan to contribute an additional $0.7 million to our pension and postretirement plans in 2012. Contributions in subsequent years will be dependent upon various factors, including actual return on plan assets, regulatory requirements and changes in actuarial assumptions such as the discount rate on projected benefit obligations.
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
The following table reconciles net income (loss) to Adjusted EBITDA (dollars in millions):

	Three Months Ended September 29, 2012	Twelve Months Ended September 29, 2012
Net income (loss)	$1.4	$(32.4)
Loss from discontinued operations	—	(0.6)
Interest expense, net	12.5	51.0
Income and franchise tax expense	2.7	1.3
Depreciation & amortization (a)	16.4	63.1
Adjustments resulting from application of purchase accounting (b)	0.2	1.9
Non-cash compensation (c)	0.2	0.8
Special charges, net (d)	1.7	24.8
Foreign currency and other non-operating (gain) loss, net (e)	0.8	17.7
Severance and relocation expenses (f)	0.2	1.8
Unusual or non-recurring charges, net	0.3	1.1
Business optimization expense (g)	0.1	0.9
Management, monitoring and advisory fees (h)	0.7	3.1
Annualized incremental contribution from Cali, Colombia spunmelt lines (i)	—	2.3
Adjusted EBITDA	$37.2	$136.8
___________________

(a)	Excludes loan amortization costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to U.S. GAAP resulting from the application of purchase accounting in relation to the Transactions.

(c)	Reflects non-cash compensation costs related to employee and director stock options.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net above.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.

(i)
Represents the annualized earnings of our spunmelt lines in Cali, Colombia for the period the plant was down due to the flooding. The adjustment is based on the actual earnings of the spunmelt lines in Colombia during the third quarter of 2010.

Hedging Activities
Foreign Exchange Forward Contracts
On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of September 29, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.
Interest Rate Swap Contracts
Prior to the Transactions, we maintained a portion of our position in a cash flow hedge agreement that effectively converted $240.0 million of notional principal amount of our predecessor credit facility from a variable LIBOR rate to a fixed LIBOR rate. In connection with the Transactions, we settled that interest rate swap for a cost of $2.1 million.
Further details associated with our predecessor interest rate swap contracts are discussed in Note 11 “Derivative and Other Financial Instruments and Hedging Activities” to the consolidated financial statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q.
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
In September 2011, the FASB issued ASU 2011-08 to amend certain guidance in ASC 350, “Intangibles - Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for a reporting unit. If the entity elects the option and determines that the qualitative factors indicate that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, the entity is not required to calculate the fair value of the reporting unit and no further evaluation is necessary. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
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

In July 2012, the FASB issued ASU 2012-02 to amend certain guidance in ASC 350, “Intangibles - Goodwill and Other”. This update allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Though early adoption is permitted, we did not early adopt this guidance and we are still assessing the potential impact of adoption.
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
Accounts Receivable and Concentration of Credit Risks. Accounts receivable potentially expose us to a concentration of credit risk. We provide credit in the normal course of business and perform ongoing credit evaluations on our customers’ financial condition as deemed necessary, but generally do not require collateral to support such receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Also, in an effort to reduce our credit exposure to certain customers, as well as accelerate our cash inflows from product sales, we have sold, on a non-recourse basis, certain of our receivables pursuant to factoring agreements. At September 29, 2012, a reserve of $3.0 million has been recorded as an allowance against trade accounts receivable. We believe that the allowance is adequate to cover potential losses resulting from uncollectible accounts receivable and deductions resulting from sales returns and allowances. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from these estimates.
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
Inventories. We maintain reserves for inventories which are primarily valued using the first in, first out (FIFO) method. Such reserves for inventories can be specific to certain inventory or general based on judgments about the overall condition of the inventory. Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through the expected sales price of such inventories, less selling costs. Reserves are also established based on percentage write-downs applied to inventories aged for certain time periods, or for inventories that are slow-moving. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. At September 29, 2012, a reserve of $3.4 million has been recorded as an allowance against inventories. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory write-downs may be necessary.
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
For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell. Estimates are required of fair value, disposal costs and the time period to dispose of the assets. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Actual cash flows received or paid could differ from those used in estimating the impairment loss, which would impact the impairment charge ultimately recognized. As of September 29, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for long-lived asset impairments. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.
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
Our annual goodwill impairment testing date is during the fourth quarter of each fiscal year to be in alignment with our annual business planning and budgeting process. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. We completed our last annual impairment testing of goodwill in fourth quarter 2011, and as a result of that analysis, we concluded that we had an impairment of goodwill of approximately $7.6 million which was attributed to four of our twelve reporting units. As of September 29, 2012, based on our current operating performance, as well as future expectations for the business, we do not anticipate any material write-downs for our indefinite-lived intangible assets. However, conditions could deteriorate, which could impact our future cash flow estimates, and there exists the potential for further consolidation and restructuring, either of which could result in an impairment charge that could have a material effect on our consolidated financial statements.
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
We are exposed to market risks for changes in foreign currency rates and interest rates and we have exposure to commodity price risks, including prices of our primary raw materials. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange rates and raw material pricing arising in our business activities. We manage these financial exposures primarily through operational means and secondarily by using various financial instruments. These hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. These policies may change as economic conditions change.
Long-Term Debt and Interest Rate Market Risk
Our long-term financing consists of $560.0 million of 7.75% senior secured notes due 2019. As fixed-rate debt, the interest would not change with a change in the market interest rate. Certain of our subsidiary indebtedness have a variable interest rate, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of September 29, 2012, would change our interest expense by approximately $0.4 million.
The estimated fair value of our outstanding long-term debt, including current portion, as of September 29, 2012, was approximately $640.8 million.
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
On June 30, 2011, we entered into the June 2011 FX Forward Contracts to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of the new spunmelt equipment purchase contract. The objective of the June 2011 FX Forward Contracts is to minimize foreign currency exchange risk on certain future cash commitments related to the New China Hygiene Line. As of September 29, 2012, the remaining notional amount of the June 2011 FX Forward Contracts was €18.5 million, which is the equivalent of $26.5 million.
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
We have not historically hedged our exposure to raw material increases with synthetic financial instruments. However, we have certain customer contracts with price adjustment provisions which provide for index-based pass-through of changes in the underlying raw material costs, although there is often a delay between the time we incur the new raw material cost and the time that we are able to adjust the selling price to our customers. Raw material costs as a percentage of net sales have decreased from 58.2% in fiscal 2011 to 54.5% for the nine months ended September 29, 2012. On a global basis, raw material costs continue to fluctuate in response to certain global economic factors, including the regional supply versus demand dynamics for the raw materials and the volatile price of oil.
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

101
XBRL (Extensible Business Reporting Language). The following materials from the Polymer Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2012, formatted in XBRL: (i) Consolidated balance sheets; (ii) Consolidated statements of operations; (iii) Consolidated statements of comprehensive loss; (iv) Consolidated statements of cash flows; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER GROUP, INC.

Date: November 9, 2012	By:	/s/ Veronica M. Hagen
Veronica M. Hagen Chief Executive Officer

Date: November 9, 2012	By:	/s/ Dennis E. Norman
Dennis E. Norman Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2012	By:	/s/ James L. Anderson
James L. Anderson Chief Accounting Officer (Principal Accounting Officer)