Form 10-K
period 2012-12-29
POLYMER GROUP INC
filed 2013-03-28
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 1-14330
_____________________________________________
POLYMER GROUP, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	57-1003983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9335 Harris Corners Parkway, Suite 300 Charlotte, North Carolina 28269	(704) 697-5100
(Address of principal executive offices)	(Registrant's telephone number, including area code)
_____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *
* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of common shares outstanding at March 22, 2013: 1,000

POLYMER GROUP, INC.
FORM 10-K
For the Fiscal Year Ended December 29, 2012
INDEX

Page
CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS	3
PART I
Item 1. Business	4
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	18
Item 4. Mine Safety Disclosures	18
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6. Selected Financial Data	19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	51
Item 8. Financial Statements and Supplementary Data	53
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	108
Item 9A. Controls and Procedures	108
Item 9B. Other Information	108
PART III
Item 10. Directors, Executive Officers and Corporate Governance	109
Item 11. Executive Compensation	112
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item 13. Certain Relationships and Related Transactions, and Director Independence	130
Item 14. Principal Accountant Fees and Services	132
PART IV
Item 15. Exhibits and Financial Statement Schedules	132
Signatures	137
Supplemental Information to be Furnished With Report Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	137

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
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
Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, among other things:

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

PART I
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-K refer to Polymer Group, Inc and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-K refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-K refers to Scorpio Holdings Corporation, a Delaware corporation that owns 100% of the Parent.
ITEM 1. BUSINESS
Our Company
We are a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, healthcare, wipes and industrial applications. Primary applications in each of our target markets are as follows:
•Hygiene:    Baby diapers, feminine hygiene products and adult incontinence products
•Healthcare:    Single-use surgical gowns and drapes, hospital apparel and infection control supplies
•Wipes:        Household, personal care and commercial cleaning wipes
•Industrial:    Filtration, cable wrap, house wrap, furniture and bedding, agriculture, landscape, industrial packaging and other specialty areas
We have one of the largest global platforms in the industry, with a total of thirteen manufacturing and converting facilities located in nine countries throughout the world, including a significant presence in emerging markets like Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry, and most importantly, one that is based on modern, sustainable manufacturing practices.
On April 10, 2012, our Board of Directors approved an internal redesign and restructuring of our global operations for the purposes of realigning and repositioning our businesses to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The major component of the organizational change involved combining the strengths of the Company's existing U.S. and Latin American footprint to create a consolidated Americas region that contains greater efficiencies to serve broader markets. In addition, we plan to gain further efficiencies through a focused and standardized approach to world-class operational excellence across the supply chain. The final component includes the heightening focus of concentrated resources around the Company's global markets, with a consolidated strategic approach to each of its geographic and scalable innovation capabilities. As a result, we realigned our external reporting structure to more closely reflect our corporate and business strategies.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of the Blackstone Group ("Blackstone"), along with certain members of our management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, we became a privately-held company. The Merger was financed by $560.0 million in aggregate principal of debt financing as well as common equity capital.
Our Industry
We compete primarily in the global nonwovens market, which is estimated to have exceeded $25 billion in 2012. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
Nonwovens can be created through several different manufacturing techniques. Principal technologies utilized in the industry today include:

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
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. Management estimates, based on various internal and external market data, that the compound annual growth rate (“CAGR”) of nonwoven global volume demand from 2005 to 2010 was approximately 7.5%. Going forward, the CAGR for aggregate global nonwoven volume demand is expected to approximate 6% to 9% from 2010 to 2015; however, the CAGR for market value of sales of nonwovens is expected to approximate 5% to 8% during the same period, reflecting a shift to lower cost products.
Nonwoven fabrics provide specific product attributes that differentiate them from alternative materials. These attributes include absorbency, liquid repellence, resilience, stretch, softness, strength, flame retardancy, washability, cushioning, filtering, bacterial barrier and sterility. They are used in a wide range of consumer and industrial applications and are categorized as either disposable or durable. We believe spunmelt technology is the fastest-growing manufacturing technology for disposable applications, due to its ability to cost-effectively provide nonwovens with product characteristics including barrier properties, strength, softness and other attributes for disposable applications. It uses large, high-volume equipment to manufacture large rolls of nonwoven fabrics. We use both spunmelt (73% of capacity) and other manufacturing technologies (27% of capacity), but have invested significant capital over the last five years to construct several new state-of-the-art spunmelt lines and to restructure several legacy operations.
Since late 2010, several of our competitors announced an intent to install or installed additional capacity in excess of what we believe to be current market demand in the regions that we conduct business; specifically in the Americas, Europe, Asia and the Middle East. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. As we look forward, we will be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter the regional markets in which we conduct business. As a result, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets.
Going forward, we believe the global nonwovens market will continue to be driven by:

•	Increase in global demand for disposable products driven by the increase in sanitary standards;

•	Increase in performance standards such as barrier properties, strength, softness and other attributes;

•	Global economic development coupled with the development of new nonwoven applications and technologies; and

•	Shift to materials and technology that deliver a lower total cost of use.
We believe we have one of the broadest and most advanced technology portfolios in the industry. Our current global footprint, coupled with our access to capital, enables us to continue to realize cost synergies and greater growth from our core operations. In addition, we are investing in technology and new initiatives which we expect to help fuel our future growth. As a result, despite the current market environment, we believe we are well positioned to remain competitive within our markets as well as leverage our solid foundation across the company to drive future growth.
Our Strategy
Our strategy is to be a leading global provider of nonwovens for customers focused on disposable applications. We believe these applications should provide a more stable revenue stream than durable applications, due to their recession-resistant nature and should exhibit long-term growth, especially in emerging markets. To accomplish our strategy and drive continued success, we are focused on the following:

•
Expanding Global Capabilities - We intend to grow with our customers and markets as needed in both developed and developing regions, leveraging our global technological best practices and our strong local market presence. In addition, we will target markets we believe have attractive characteristics that compliment our competitive advantage. Lastly, we will evaluate strategic consolidation opportunities, focusing on companies and technologies that further our strategic plan, global competitive position and product offering.

•
Customer Focus and Innovation - We strive to be the partner of choice for companies seeking materials that enhance performance and offer superior value by delivering outstanding customer satisfaction and innovative solutions that help our customers succeed. We intend to leverage our culture of innovation, our global organization and our R&D capabilities to deliver products and processes tailored to meet demanding customer specifications.

•
Operational Excellence - We expect to continue to operate our facilities with a focus on manufacturing excellence, reliability, performance, yield, product quality and consistency to increase value delivered to customers and customer satisfaction. We intend to leverage our global platform and look for opportunities to improve our supply chain management, while offering solutions to customers to reduce their costs and streamline their operations.

•
Corporate Social Responsibility - We strive to achieve recognition as a leader in promoting health, safety and sustainability by attaining world-class safety metrics, reducing consumption of resources, and minimizing our environmental impact. We have also set ambitious goals to launch more sustainable products with our supply chain partners. Our sustainability reports are consistent with the Global Reporting Initiative’s reporting metrics and they outline our approach to corporate social responsibility and environmental sustainability.

Our Segments
Our segments provide primary and intermediate products to the hygiene, healthcare, wipes and industrial markets. In April 2012, we repositioned the organization to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. As part of the change, the Company eliminated the Latin America Nonwovens segment and merged it with the U.S. Nonwoven segment to create the Americas Nonwoven segment. Our segments are now as follows: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens (collectively, the "Nonwovens Segments") and Oriented Polymers segment. These segments represented 55.5%, 25.5%, 13.6% and 5.4% of our net sales, respectively, for 2012.
Nonwovens Segments
The Nonwovens Segments develop and sell products that are critical substrates and components used in various consumer and industrial products, including hygiene, healthcare, wipes, and industrial applications. Our key customers include global and regional manufacturers such as Procter & Gamble (diapers, feminine sanitary protection, household wipes), Kimberly-Clark (diapers, surgical drapes, face masks) and Cardinal Health (surgical drapes, medical accessories). Combined, these segments had total net sales of $1,092.4 million in fiscal 2012, of which, one customer represented more than 10% of our business.
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
Healthcare Applications
Our healthcare products are high-performance materials that are used in disposable surgical packs, surgical gowns and drapes, face masks, shoe covers and wound care sponges and dressings. Our nonwovens feature characteristics and properties which address barrier performance, breathability, strength and softness. Our customers’ healthcare end products are predominantly manufactured in lower labor cost countries, such as China, for export to Western markets. Our high-quality finished nonwoven manufacturing capabilities in China, located strategically near the manufacturing and converting operations of our customers, combined with our global position, provide a competitive advantage in serving these customers.
Wipes Applications
We produce nonwoven products for consumer wipes applications, which include personal care and facial wipes, baby wipes and household cleaning wipes. We also directly market a line of packaged wipes under our Chix brand to industrial, foodservice, and janitorial customers. Wipes producers rely on nonwovens to provide key features, such as abrasiveness and liquid dispensability, which enable product performance to meet customer demands.

Industrial Applications
Our nonwovens serve a diverse collection of industrial end product applications which include filtration, cable wrap, house wrap, furniture and bedding, landscape and agricultural applications. We focus on applications where our technological capabilities enable us to effectively serve customers who place significant value on highly engineered and tailored materials.
Oriented Polymers Segment
The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building products and agriculture. Previously, this segment included our Difco woven protective apparel business and our FabPro concrete fiber, agricultural twine and netting business. In the second quarter of 2011, we sold our Difco business for cash proceeds of $10.9 million. In addition, we sold our FabPro business in the third quarter of 2009 for cash proceeds of $35.0 million. This segment had total net sales of $62.8 million in fiscal 2012.
Expansion and Optimization
Over the past five years, we have undertaken a series of actions to expand our global capabilities as well as to focus on operational excellence. Initiatives include capacity expansion projects, plant consolidations, plant alignment, acquisitions and divestitures. We believe these initiatives will help drive performance in our businesses, improve our overall cost structure and drive value for our stakeholders.
Expansion Initiatives
In order to address the growing demand for hygiene and healthcare products, we have completed three capacity expansions since 2009. In addition, we entered into a firm commitment during 2011 to construct a fourth expansion in Asia, which is expected to commence commercial production in mid-year 2013. A description of our expansion initiatives are as follows:

•
In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S. and Mexico.

•
In the third quarter of 2011, our state-of-the-art spunmelt healthcare line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China.

•
In the third quarter of 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S.

•
In the second quarter of 2011, we entered into a firm commitment to construct a state-of-the-art spunmelt hygiene line in Suzhou, China. The plant expansion will manufacturer nonwoven products primarily for the hygiene market in response to continued demand for our products in China.

Our expansion projects are funded using a combination of existing cash balances, internal cash flows and financing arrangements with third-party financial institutions. We intend to continue to expand in markets we believe have attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new state-of-the-art spunmelt lines, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base.
Business Acquisitions and Divestitures
On December 2, 2009, we completed an acquisition from Grupo Corinpa S.L of certain assets and the operations of the nonwovens business of Tesalca-99, S.A. and Texnovo, S.A. (the “Sellers”) located in Barcelona, Spain. Consideration for the acquired assets consisted of 1.049 million shares of our Class A common stock which had a fair value of $14.5 million on the date of acquisition. The agreement contained a provision under which the Sellers were granted a put option on the Sellers land, building and equipment that were included in a lease under which we were provided full and exclusive use of the assets. In addition, the agreement contained a provision under which we were granted a call option for the same assets. On January 28, 2011, immediately prior to the Merger, we exercised our call option and purchased the remaining assets for an aggregate purchase price of $41.2 million.
On May 26, 2010, we signed an equity transfer agreement (the "Agreement") to purchase the remaining 20% interest in our Chinese subsidiary, Nanhai Nanxin Non-Woven Co. Ltd, subject to Chinese government approval. Pursuant to the Agreement, we deposited $1.5 million into an escrow account with a bank to serve as a performance guarantee. On March 9, 2011, we received government approval and subsequently completed the noncontrolling interest acquisition for a purchase price of $7.2 million. The acquisition was accounted as an equity transaction in which no gain or loss was recognized.
On April 29, 2011, we entered into an agreement to sell certain assets and the working capital of Difco Performance Fibers, Inc. ("Difco") for cash proceeds of $10.9 million. The agreement provided that Difco would continue to produce goods during the three month manufacturing transition services agreement that expired in the third quarter of 2011. The sale was completed on May 10, 2011 and resulted in a loss of $0.7 million recognized during the eleven months ended December 31, 2011.
Competition
Our products are sold in highly competitive markets throughout the world. In 2012, we generated 31% of our net sales in United States, 25% in Europe, 25% in Latin America, 14% in Asia and 5% in Canada. Due to the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of regional and global competitors that vary by product line. They include well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. Generally, the principal methods of competition in these markets relate to product innovation and performance, product quality, service, distribution and cost. In addition, technical support is highly valued by the largest customers.
The primary competitors in our nonwoven product applications include Ahlstrom Corporation, Avgol Industries Ltd., Companhia Providencia Industria e Comercio, E.I. du Pont de Nemours & Co., Fiberweb plc, First Quality Enterprises, Inc., Fitesa, Toray Saehan, Inc. and Mitsui Chemicals, Inc., among others. Our primary competitor in the oriented polymers segment is Intertape Polymer Group Inc. Recently, we have been facing increased competition in a number of our served areas as several competitors have announced the intent to install or installed additional capacity into the market.
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
Inventory and Backlogs
At December 29, 2012 and December 31, 2011, our inventory balance was $95.0 million and $103.9 million, respectively. As a result, our days of inventory on hand represented 38 days at December 29, 2012 and 39 days at December 31, 2011. Unfilled orders as of December 29, 2012 and December 31, 2011 amounted to approximately $112.0 million and $108.9 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of future sales.
Patents and Trademarks
We consider our patents and trademarks to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 600 pending and approved trademark and domain name registrations worldwide and over 400 pending and approved patents worldwide, and maintain certain trade secrets.

Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing products effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We will continue to make expenditures for research and development activities as we look to maintain and improve our competitive position.
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
Employees
As of December 29, 2012, the Company had approximately 2,800 employees worldwide. Of this total, approximately 42% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. All of these collective bargaining agreements will expire within one year. We believe our employee relations are satisfactory.
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also defined broadly by the SEC). We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 29, 2012. Except as described below, we are not presently aware of any such reportable transactions or dealings by other such companies.
Blackstone informed us that (i) TRW Automotive Holdings Corp., a company that may be considered one of its affiliates, included a disclosure in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act, (ii) Travelport Limited, a company that may be considered one of its affiliates, included a disclosure in its annual report on Form 10-K as filed with the SEC on March 12, 2013 as required by Section 13(r) of the Exchange Act and (iii) Sungard Data Systems, Inc., a company that may be considered one of its affiliates, included a disclosure in its annual report on Form 10-K as filed with the SEC on March 20, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of TRW Automotive Holdings Corp. Travelport Limited or Sungard Data Systems, Inc., any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their Disclosures.
Additional Information
In accordance with the requirements of the Securities Exchange Act of 1934, we file reports and other information with the Securities and Exchange Commission (the "SEC"). The public may read and, for a fee, copy any document that we file with the SEC at the public reference room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at www.sec.gov.
In addition, our website is located at www.polymergroupinc.com. Through the website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.

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
The markets for our products are highly competitive. The primary competitive factors include product innovation and performance, quality, service, cost, distribution and technical support. In addition, we compete against a number of competitors in each of our markets. Some of these competitors are larger companies that have greater financial, technological, manufacturing and marketing resources than we do. A reduction in overall demand, a significant increase in manufacturing market capacity in excess of market demand or increased costs to design and produce our products would likely further increase competition and that increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow from year to year.
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
A significant amount of our products are sold to large volume customers. We have one major customer that accounts for over 10% of our business and our 20 largest customers represented approximately 62% of our sales in 2012. As a result, a decrease in business from, or the loss of any large volume customers, could materially reduce our product sales, lower our profits and impair our financial condition.
Increases in prices for raw materials and energy could reduce our profit margins.
The primary raw materials used to manufacture most of our products are polypropylene resins, polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. In addition, energy related costs are a significant expense for us. The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, political unrest and instability in energy-producing nations, and supply and demand considerations. To the extent that we are able to pass along raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income would correspondingly decrease. There can be no assurance that the prices of raw materials and energy will not increase in the future or that we will be able to pass on any increases to our customers. Material increases in raw material and energy prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition.
Delay in the procurement of raw materials could reduce our revenues and profits.
In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. In addition, to the extent that we cannot procure our raw material requirements from a local country supplier, we will import raw materials from outside refiners. The loss of any of our key suppliers or the delay in the import of raw materials could, in the short-term, adversely affect our business until alternative supply arrangements are secured and the respective suppliers are qualified with our customers, or until importation delays of raw material are resolved. Accordingly, a delay in the procurement of raw materials could reduce product sales, lower our profits and impair our financial condition.
Reductions in our selling prices to customers could reduce our profit margins.
In cases where changes in our selling prices to customers are determined via contract based on changes in an underlying raw material price index, such as the index for polypropylene, and the index decreases, sales would decrease and our operating income would correspondingly decrease if we are not able to obtain corresponding reductions in our raw material costs. Such decreases in operating income could be material. There can be no assurance that the index used in such contracts will not decrease in the future or that we will be able to obtain corresponding reductions in our raw material costs. Additionally, unfavorable market dynamics could cause us to lower our selling prices without a change in raw material cost.
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.
Any of our manufacturing facilities, or any of our machines or equipment within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:
•unscheduled maintenance outages;
•prolonged power failures;
•an equipment failure;
•a chemical spill or release;
•labor difficulties;
•disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;
•terrorism or threats of terrorism;
•governmental regulations; and
•other operational problems.
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
As of December 29, 2012, approximately 42% of our employees were represented by labor unions or trade councils and worked under collective bargaining agreements, all of which expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could reduce our revenues, increase our costs and result in significant losses.
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
Our manufacturing facilities in the United States accounted for approximately 31% of net sales for 2012, with facilities in Europe, Latin America, Canada and Asia accounting for approximately 69% of net sales for the same period. As part of our growth strategy, we may expand operations in foreign countries where we have an existing presence or enter new foreign markets. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk except for risk associated with certain capital spending projects.
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
Our success depends, in part, on our ability to protect our technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 600 pending and approved trademark and domain name registrations worldwide and over 400 pending and approved patents worldwide, and maintain certain trade secrets. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.
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
Property, plant and equipment represent a significant portion of our assets. Restructuring initiatives and changing market conditions can impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record asset impairment charges in future periods which could materially and adversely affect our results of operations.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review goodwill and intangible assets for impairment at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property, and a variety of other factors. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.
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
We have designed and have implemented extensive remediation programs to address these internal control deficiencies and material weaknesses and to strengthen our internal controls over financial reporting. Management believes that our remediation efforts have been effective with respect to our internal control over financial reporting associated with tax accounting and intercompany reconciliations. The previous material weaknesses in our internal controls associated with tax accounting and intercompany reconciliations have been remediated. Management concluded that our internal controls over financial reporting as of January 1, 2011 are both designed and operating effectively and continued to be effective as of December 29, 2012.
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
The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and/or results of operations.
The operation of our business depends on our information technology systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace information technology systems, and we could experience interruptions in our ability to service our customers. Any such damage or interruption could adversely effect our business, financial condition and/or results of operations.
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
Blackstone (the "Sponsor") owns substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the Senior Secured Notes in the future.
As a result of the Merger, the Sponsor owns a substantial majority of our capital stock, and the Sponsor's designees hold a majority of the seats on our board of directors. As a result, the Sponsor will have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of our Senior Secured Notes believe that any such transactions are in their own best interests.
For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Senior Secured Notes and the credit agreement governing our senior secured asset-based revolving credit facility (the "ABL Facility") will permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 29, 2012, our total debt was approximately $599.7 million. Our high level of debt could have important consequences, including the following:

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
We may be able to incur significant additional indebtedness in the future. Although the indenture governing the Senior Secured Notes and the credit agreement governing the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and additional indebtedness incurred in compliance with these restrictions could be substantial.
For example, there is no limit under the indenture governing the Senior Secured Notes or under the credit agreement governing the ABL Facility on the amount of the indebtedness that Polymer Group and its subsidiaries that are guarantors of the Senior Secured Notes can incur if the Fixed Charge Coverage Ratio (as such term is defined in the indenture), determined on a pro forma basis, is at least 2.00 to 1.00. In addition, the indenture and the credit agreement include a number of negotiated exceptions, or “baskets” allowing Polymer Group or any of its restricted subsidiaries to incur specified additional indebtedness. For example, both the indenture and the credit agreement include a basket providing for additional indebtedness up to the greater of $75 million and 5% of Total Assets (as such term is defined in the indenture and the credit agreement). The restrictions contained in the indenture and the credit agreement also will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our ABL Facility provides for unused commitments of $20.5 (subject to availability under a borrowing base and after giving effect to $11.0 of outstanding letters of credit) as of December 29, 2012. Furthermore, we may increase our commitments under our ABL Facility without the consent of lenders under our ABL Facility other than those lenders, who, in their discretion, issue a commitment to provide all or a portion of such increase by up to an additional $20.0 million, subject to certain conditions, including debt capacity under the indenture governing the Senior Secured Notes. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
Moreover, in the event of a default, the holders of our indebtedness, including the Senior Secured Notes and the ABL Facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our ABL Facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our ABL Facility to avoid being in default. If we breach our covenants under our ABL Facility, we would be in default under our ABL Facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The indenture governing the Senior Secured Notes, the credit agreement governing our ABL Facility and the Lease Agreement associated with the new U.S. spunmelt line (the "Lease Agreement") impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The indenture governing the Senior Secured Notes, the credit agreement governing our ABL Facility and the Lease Agreement associated with the new U.S. spunmelt line impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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
In addition, the restrictive covenants in our ABL Facility may require us to maintain a specified financial ratio and satisfy other financial condition tests, under certain conditions. Our ability to comply with those financial ratios and tests can be affected by factors beyond our control. As a result, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Company and its subsidiaries operate several manufacturing plants and facilities, all of which are owned, except as noted. The Company believes that its facilities are generally well-maintained, in good condition and adequate for our current needs. A list of our principal manufacturing plants and facilities in addition to the principal functions performed at each respective location is as follows:

Principal Function
Location	Manufacturing	Warehousing	Research and Development	Sales and Marketing	Administration
Americas Nonwovens
Benson, North Carolina	X	X	X	—	—
Mooresville, North Carolina	X	X	X	—	—
Waynesboro, Virginia	X	X	X	—	—
Buenos Aires, Argentina	X	X	X	X	X
Cali, Colombia	X	X	X	X	X
San Luis, Potosi, Mexico	X	X	X	X	X

Europe Nonwovens
Bailleul, France	X	X	X	X	X
Cuijk, the Netherlands	X	X	X	X	X
Tarragona, Spain	X	X	X	X	—

Asia Nonwovens
Nanhai, China	X	X	—	X	X
Suzhou, China	X	X	X	X	X

Oriented Polymers
Portland (Clackamas), Oregon	X	—	—	—	—
North Bay (Ontario), Canada	X	X	X	X	X

Global Headquarters
Charlotte, NC (Leased)	—	—	X	X	X
Capacity utilization during 2012 varied by geographic location and manufacturing capabilities. However, most of the facilities operated moderately below capacity.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of January 28, 2011, we are a wholly-owned subsidiary of Scorpio Acquisition Corporation, which in turn is wholly owned through an intermediary holding company by affiliates of the Blackstone Group, along with certain members of the Company's management. Accordingly, presently there is no public trading market for our common stock.
Prior to January 28, 2011, our Class A and Class B Common Stock had been trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbols “POLGA” and “POLGB,” respectively. Trading of our Class A and Class B Common Stock was suspended upon our change in ownership and the registration of our Class A and Class B Common Stock under Section 12 of the Exchange Act was terminated.
We did not pay any dividends during fiscal years 2012 or 2011. We currently intend to retain future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness”.
ITEM 6. SELECTED FINANCIAL DATA
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of our management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Although the Company continues to operate as the same legal entity subsequent to the acquisition, periods prior to January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods after January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”).
The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal years 2008, 2009 and 2010 and the one month ended January 28, 2011 is derived from the Predecessor's consolidated financial statements as of and for those periods. Selected historical financial data for the eleven months ended December 31, 2011 and fiscal year 2012 is derived from the Successor's consolidated financial statements as of and for those periods. Fiscal year 2009 included the results of operations for a fifty-three week period. Other fiscal years presented below included fifty-two weeks.
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

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
				January 1, 2011	January 2, 2010	January 3, 2009

Statement of Operations:
Net sales	$1,155,163	$1,102,929	$84,606	$1,106,211	$850,605	$1,026,194
Cost of goods sold	(957,917)	(932,523)	(68,531)	(896,319)	(667,255)	(856,622)
Gross profit	197,246	170,406	16,075	209,892	183,350	169,572
Selling, general and administrative expenses	(140,776)	(134,483)	(11,564)	(141,461)	(113,318)	(115,474)
Special charges, net	(19,592)	(41,345)	(20,824)	(17,993)	(20,763)	(20,088)
Acquisition and integration expenses	—	—	—	(1,742)	(1,789)	—
Other operating, net	287	(2,634)	564	815	4,736	(4,960)
Operating income (loss)	37,165	(8,056)	(15,749)	49,511	52,216	29,050
Other income (expense):
Interest expense	(50,414)	(46,409)	(1,922)	(31,728)	(26,712)	(31,067)
Gain on reacquisition of debt	—	—	—	—	2,431	—
Loss on extinguishment of debt	—	—	—	—	(5,088)	—
Foreign currency and other, net	(5,134)	(18,636)	(82)	(1,454)	(5,246)	(526)
Income (loss) before income taxes	(18,383)	(73,101)	(17,753)	16,329	17,601	(2,543)
Income tax (provision) benefit	(7,655)	3,272	(549)	(4,534)	(8,578)	(7,008)
Income (loss) from continuing operations	(26,038)	(69,829)	(18,302)	11,795	9,023	(9,551)
Discontinued operations, net	—	(6,283)	182	(765)	8,915	8,291
Net income (loss)	(26,038)	(76,112)	(18,120)	11,030	17,938	(1,260)
Less: Earnings attributable to noncontrolling interests	—	59	83	623	(2,137)	(5,969)
Net income (loss) attributable to Polymer Group, Inc.	$(26,038)	$(76,171)	$(18,203)	$10,407	$20,075	$4,709

Operating and other data:
Net cash provided by (used in) operating activities	$75,471	$24,117	$(25,270)	$63,244	$99,009	$59,458
Net cash provided by (used in) investing activities	(50,233)	(467,968)	(8,305)	(41,276)	(14,567)	(31,626)
Net cash provided by (used in) financing activities	(42)	445,110	31,442	(8,086)	(72,651)	(12,860)
Gross margin	17.1%	15.5%	19.0%	19.0%	21.6%	16.5%
Depreciation and amortization	66,706	57,290	3,535	46,353	50,370	52,294
Capital expenditures	51,625	68,428	8,405	45,183	43,477	34,460

In thousands	Successor		Predecessor
	December 29, 2012	December 31, 2011	January 28, 2011	January 1, 2011	January 2, 2010	January 3, 2009
Balance sheet data (at end of period):
Cash and cash equivalents	$97,879	$72,742	$70,771	$72,355	$57,894	$45,718
Operating working capital (a)	29,628	54,567	52,662	53,068	79,215	95,803
Total assets	1,022,069	1,060,578	819,259	731,977	699,911	702,171
Long-term debt, less current portion	579,399	587,853	359,525	328,170	322,021	392,505
Noncontrolling interests	—	—	—	8,916	8,038	10,886
Total Polymer Group, Inc. shareholders’ equity	139,202	187,297	148,187	134,336	116,357	61,753
Ratio of earnings to fixed charges (b)	—	—	—	1.5x	1.6x	—

(a)	Operating working capital is defined as accounts receivable plus inventories less trade accounts payable and accrued liabilities.

(b)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings for the Predecessor were insufficient to cover fixed charges for the fiscal year ended January 3, 2009 by $2.6 million and the one month ended January 28, 2011 by $17.9 million. For the Successor, earnings were insufficient to cover fixed charges for the eleven months ended December 31, 2011 and the fiscal year ended December 29, 2012 by $74.8 million and $20.0 million, respectively.

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
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-K refer to Polymer Group, Inc. and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-K refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-K refers to Scorpio Holdings Corporation, a Delaware corporation that owns 100% of the Parent.
Overview
We are a leading global innovator, manufacturer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, healthcare, wipes and industrial applications. Primary applications in each of our target markets are as follows:
•Hygiene:    Baby diapers, feminine hygiene products and adult incontinence products
•Healthcare:    Single-use surgical gowns and drapes, hospital apparel and infection control supplies
•Wipes:        Household, personal care and commercial cleaning wipes
•Industrial:    Filtration, cable wrap, house wrap, furniture and bedding, agriculture, landscape, industrial packaging and other specialty areas
We have one of the largest global platforms in the industry, with a total of thirteen manufacturing and converting facilities located in nine countries throughout the world, including a significant presence in Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry, and most importantly, one that is based on modern, sustainable manufacturing practices.
Over the past five years, we have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. We have installed three state-of-the-art spunmelt lines, in order to support volume growth in our core applications and markets and have begun work on a fourth line in response to the continued demand for our products in China. In addition, with our acquisition of the assets of Tesalca-Texnovo, the only spunmelt manufacturer in Spain, we became a meaningful supplier of nonwovens for hygiene applications in Europe.
Since late 2010, several of our competitors announced an intent to install or installed additional capacity in excess of what we believe to be current market demand in the regions that we conduct business; specifically in the Americas, Europe, Asia and the Middle East. As additional nonwovens manufacturing capacity enters into commercial production, in excess of market demand, the short-term to mid-term excess supply will create unfavorable market dynamics, resulting in a downward pressure on selling prices. As we look forward, we may be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter the regional markets in which we conduct business. As a result, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets.
We believe we have one of have the broadest and most advanced technology portfolios in the industry. Our current global footprint, coupled with our access to capital, enables us to continue to realize cost synergies and greater growth from our core operations. In addition, we are investing in technology and new initiatives which will help fuel our future growth. As a result, despite the current market environment, we believe we are well positioned to remain competitive within our markets as well as leverage our solid foundation across the company to drive future growth.
Recent Developments
Internal Redesign and Restructuring of Global Operations
On April 10, 2012, our Board of Directors approved an internal redesign and restructuring of our global operations for the purposes of realigning and repositioning our businesses to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The major component of the organizational change involved combining the strengths of the Company's existing U.S. and Latin American footprint to create a consolidated Americas region that contains greater efficiencies to serve broader markets. In addition, we plan to gain further efficiencies through a focused and standardized approach to world-class operational excellence across the supply chain. The final component includes the heightening focus of concentrated resources around the Company's global markets, with a consolidated strategic approach to each of our geographic and scalable innovation capabilities. As a result, we realigned our external reporting structure to more closely reflect our corporate and business strategies.
We have incurred $12.4 million of costs associated with this restructuring initiative during 2012, primarily associated with employee separation expenses and other fees. We anticipate that these actions, when fully implemented, will result in pretax structural cost savings of approximately $10.0 million to $12.0 million on an annualized basis. The cost reductions are expected to be achieved primarily from a reduction in our global salaried workforce. As of December 29, 2012, the substantial majority of related activities have been completed.
Acquisition by Blackstone
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of the Blackstone Group ("Blackstone"), along with certain members of our management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, we became a privately-held company. The Merger was financed by $560.0 million in aggregate principal of debt financing as well as common equity capital. In addition, we repaid our existing outstanding debt. Although we continue to operate as the same legal entity subsequent to the acquisition, periods prior to January 28, 2011 reflect the financial position, results of operations and changes in financial position of the Company prior to the Merger (the "Predecessor") and periods after January 28, 2011 reflect the financial position, results of operations and changes in financial position of the Company after the Merger (the "Successor").
Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the acquirer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of common stock of the Company has been pushed down from Holdings to us. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.
Expansion and Optimization Initiatives
Over the past five years, we have undertaken a series of actions to expand our global capabilities as well as to focus on operational excellence. Initiatives include capacity expansion projects, plant consolidations, plant alignment, acquisitions and divestitures. We believe these initiatives will help drive performance in our businesses, improve our overall cost structure and drive value for our stakeholders.
Expansion Initiatives
In order to address the growing demand for hygiene and healthcare products, we have completed three capacity expansions since 2009. In addition, we entered into a firm commitment during 2011 for a fourth expansion in Asia, which is expected to commence commercial production in mid-year 2013. A description of our expansion initiatives are as follows:

•
In the second quarter of 2009, our state-of-the-art spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S. and Mexico.

•
In the third quarter of 2011, our state-of-the-art spunmelt healthcare line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China.

•
In the third quarter of 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S.

•
In the second quarter of 2011, we entered into a firm commitment to construct a state-of-the-art spunmelt hygiene line in Suzhou, China. The plant expansion will manufacturer nonwoven products primarily for the hygiene market in response to continued demand for our products in China.

Our expansion projects are funded using a combination of existing cash balances, internal cash flows as well as financing arrangements with third-party financial institutions. We intend to continue to expand in markets we believe have attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new state-of-the-art lines in high-growth regions, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base.
Business Acquisitions and Divestitures
On December 2, 2009, we completed an acquisition from Grupo Corinpa S.L of certain assets and the operations of the nonwovens business of Tesalca-99, S.A. and Texnovo, S.A. (the “Sellers”) located in Barcelona, Spain. Consideration for the acquired assets consisted of 1.049 million shares of the Predecessor's Class A common stock which had a fair value of $14.5 million on the date of acquisition. The agreement contained a provision under which the Sellers were granted a put option on the Sellers land, building and equipment that were included in a lease under which we were provided full and exclusive use of the assets. In addition, the agreement contained a provision under which we were granted a call option for the same assets. On January 28, 2011, immediately prior to the Merger, we exercised our call option and purchased the remaining assets for an aggregate purchase price of $41.2 million.
On May 26, 2010, we signed an equity transfer agreement (the "Agreement") to purchase the remaining 20% interest in our Chinese subsidiary, Nanhai Nanxin Non-Woven Co. Ltd, subject to Chinese government approval. Pursuant to the Agreement, we deposited $1.5 million into an escrow account with a bank to serve as a performance guarantee. On March 9, 2011, we received government approval and subsequently completed the noncontrolling interest acquisition for a purchase price of $7.2 million. The acquisition was accounted as an equity transaction in which no gain or loss was recognized.
On April 29, 2011, we entered into an agreement to sell certain assets and the working capital of Difco Performance Fibers, Inc. ("Difco") for cash proceeds of $10.9 million. The agreement provided that Difco would continue to produce goods during the three month manufacturing transition services agreement that expired in the third quarter of 2011. The sale was completed on May 10, 2011 and resulted in a loss of $0.7 million recognized during the eleven months ended December 31, 2011.
The assets of Difco represented assets held for sale, since the cash flows of Difco were eliminated from our ongoing operations and we had no continuing involvement in the operations of the business after the disposal transaction. Accordingly, the results of operations of Difco, previously included in the Oriented Polymers segment, have been segregated from continuing operations and included in Discontinued operations, net in the Consolidated Statements of Operations.
Results of Operations
We operate our business in four segments: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens (collectively, the “Nonwovens Segments”) and Oriented Polymers. This reflects how the overall business is currently managed by our senior management and reviewed by the Board of Directors.
Gross Profit Drivers
Our net sales are driven principally by the following factors:

•	Volumes sold, which are tied to our available production capacity and customer demand for our products;

•
Prices, which are tied to the quality of our products, the overall supply and demand dynamics in our regional markets, and the cost of our raw material inputs, as changes in input costs have historically been passed through to customers through either contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines; and

•
Product mix, which is tied to demand from various markets and customers, along with the type of available capacity and technological capabilities of our facilities and equipment. Average selling prices can vary for different product types, which impacts our total revenue trends.

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

The level of our revenue and COGS vary due to changes in raw material cost. As a result, our gross profit margin as a percent of net sales can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold.
Comparability of Periods
Due to the Merger and related change in control, a new entity was created for accounting purposes as of January 28, 2011. Although we continue to operate as the same legal entity subsequent to the acquisition, periods prior to January 28, 2011 reflect our results of operations prior to the Merger (the "Predecessor") and periods after January 28, 2011 reflect our results of operations after the Merger (the "Successor"). Furthermore, generally accepted accounting principles require us to present separately our operating results to the Predecessor and Successor periods. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.
In December 2010, a severe rainy season impacted many parts of Colombia and caused us to temporarily cease manufacturing at our Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where our manufacturing facility is located. We established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter 2011.
Our sales are impacted by our selling prices, which is influenced by the cost of our raw material inputs. Historically, changes in input costs have been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material costs increased during 2011 which negatively impacted our results. During 2012, these prices modestly trended downward throughout the year. However, we have seen significant increases during the first quarter of 2013.
Comparison of Successor Eleven Months Ended December 29, 2012 and Successor Eleven Months Ended December 31, 2011

The following table sets forth the period change for each category of the Statement of Operations for the eleven months ended December 29, 2012 for the Successor as compared to the eleven months ended December 28, 2011 for the Successor, as well as each category as a percentage of net sales:

	Successor	Successor		Percentage of Net Sales for the Respective Period End
In thousands	Eleven Months Ended December 29, 2012	Eleven Months Ended December 31, 2011	Period Change Favorable (Unfavorable)	December 29, 2012	December 31, 2011
Net sales	$1,069,218	$1,102,929	$(33,711)	100.0%	100.0%
Cost of goods sold:
Raw materials	(579,644)	(641,803)	62,159	54.2%	58.2%
Labor	(70,402)	(68,508)	(1,894)	6.6%	6.2%
Overhead	(238,294)	(222,212)	(16,082)	22.3%	20.1%
Gross profit	180,878	170,406	10,472	16.9%	15.5%
Selling, general and administrative expenses	(130,338)	(134,483)	4,145	12.2%	12.2%
Special charges, net	(18,982)	(41,345)	22,363	1.8%	3.7%
Other operating, net	(338)	(2,634)	2,296	—%	0.2%
Operating income (loss)	31,220	(8,056)	39,276	2.9%	(0.7)%
Other income (expense):
Interest expense	(46,376)	(46,409)	33	4.3%	4.2%
Foreign currency and other, net	(4,877)	(18,636)	13,759	0.5%	1.7%
Income (loss) before income taxes	(20,033)	(73,101)	53,068	(1.9)%	(6.6)%
Income tax (provision) benefit	(6,420)	3,272	(9,692)	0.6%	(0.3)%
Income (loss) from continuing operations	(26,453)	(69,829)	43,376	(2.5)%	(6.3)%
Discontinued operations, net	—	(6,283)	6,283	—%	(0.6)%
Net income (loss)	(26,453)	(76,112)	49,659	(2.5)%	(6.9)%
Less: Earnings attributable to noncontrolling interests	—	59	(59)	—%	—%
Net income (loss) attributable to Polymer Group, Inc	$(26,453)	$(76,171)	$49,718	(2.5)%	(6.9)%
Net Sales
Net sales for the eleven months ended December 29, 2012 were $1,069.2 million, a $33.7 million decrease compared with the eleven months ended December 31, 2011. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$613.3	$297.9	$135.6	$1,046.8	$56.1	$1,102.9
Changes due to:
Volume	36.7	3.0	16.0	55.7	0.7	56.4
Price/product mix	(47.3)	(6.2)	(5.1)	(58.6)	2.3	(56.3)
Currency translation	(10.9)	(23.4)	0.9	(33.4)	(0.4)	(33.8)
Sub-total	(21.5)	(26.6)	11.8	(36.3)	2.6	(33.7)
End of period	$591.8	$271.3	$147.4	$1,010.5	$58.7	$1,069.2
Nonwovens Segments:
Net sales for the eleven months ended December 29, 2012 were $1,010.5 million, a $36.3 million decrease compared with the eleven months ended December 31, 2011. The decrease in net sales was primarily driven by lower net selling prices of $58.6 million. The pricing decrease, which included $47.3 million in the Americas and $6.2 million in Europe, resulted from our passing through lower raw material costs associated with index-based selling agreements and market-based pricing trends. In addition, unfavorable foreign currency impacts of $33.4 million resulted in lower translation of sales generated in foreign jurisdictions, particularly in Europe and the Latin Americas region.
For the eleven months ended December 29, 2012, volumes increased by $55.7 million compared with the eleven months ended December 31, 2011. However, the eleven months ended December 29, 2012 includes a $25.3 million increase in volume at our plant in Colombia related to the disruption of operations during the prior year due to a severe flood in late 2010. Incremental volume primarily related to healthcare products and wipes, contributed $11.4 million in the Americas as demand increased with the overall markets. Additional growth of $16.0 million in Asia was primarily driven by higher volumes sold in the hygiene markets as well as healthcare product sales from the new spunmelt line installed in 2011. Higher volumes in Europe were due to the stabilization of underlying demand in our industrial markets as well as additional volume for consumer disposables, particularly wipes.
Oriented Polymers
Net sales for the eleven months ended December 29, 2012 were $58.7 million, a $2.6 million increase compared with the eleven months ended December 31, 2011. The increase was primarily driven by higher net selling prices of $2.3 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends. In addition, a increase in volume attributable to higher demand in the building products market offset lower demand in the industrial packaging and agriculture markets. Combined, these factors had a $0.7 million impact on net sales.
Gross Profit
Gross profit for the eleven months ended December 29, 2012 was $180.9 million, an $10.5 million increase compared with the eleven months ended December 31, 2011. As a result, gross profit as a percentage of sales increased from 15.5% to 16.9%. The increase in gross margin was primarily driven by the lower cost for the raw materials of resin and fibers, especially polypropylene resin. As a percentage of net sales, the raw material component of cost of goods sold decreased from 58.2% to 54.2%. However, the eleven months ended December 31, 2011 includes $12.5 million related to the non-recurring amortization of the inventory step-up established as a result of the Merger. The charge had a 1.1 point impact on gross profit as a percentage of net sales in the period. In addition, during the eleven months ended December 31, 2011, we incurred higher relative manufacturing costs associated with the disruption of operations at our plant in Colombia due to a severe flood.
The increase in gross profit was partially offset by our labor and overhead components of cost of goods sold which reflects higher manufacturing costs primarily associated with volume-related manufacturing inefficiencies. As a percentage of net sales, labor increased from 6.2% to 6.6% and overhead increased from 20.1% to 22.3%. Also, the additional full year impacts of both the incremental depreciation on our new spunmelt manufacturing lines in the U.S. and China as well as the incremental lease expense related to the new U.S. line impacted our results. These amounts were partially offset by the positive benefits of our plant consolidation activity in the U.S.
Operating Income
Operating income for the eleven months ended December 29, 2012 was $31.2 million, a $39.3 million increase compared with the eleven months ended December 31, 2011. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$41.6	$8.4	$19.8	$69.8	$1.8	$(79.7)	$(8.1)
Changes due to:
Volume	10.4	0.2	5.1	15.7	(0.1)	—	15.6
Price/product mix	(47.4)	(6.0)	(5.1)	(58.5)	2.3	—	(56.2)
Raw material cost	50.7	5.1	2.7	58.5	(2.0)	0.1	56.6
Manufacturing costs	(2.1)	(0.9)	(3.3)	(6.3)	0.3	0.1	(5.9)
Currency translation	(1.4)	(0.7)	(0.1)	(2.2)	0.1	2.0	(0.1)
Depreciation and amortization	(1.5)	(0.5)	(2.7)	(4.7)	(0.1)	—	(4.8)
Purchase accounting	4.6	5.0	1.4	11.0	0.8	—	11.8
Special charges	—	—	—	—	—	22.4	22.4
All other	4.1	(0.5)	(1.0)	2.6	(0.2)	(2.5)	(0.1)
Sub-total	17.4	1.7	(3.0)	16.1	1.1	22.1	39.3
End of period	$59.0	$10.1	$16.8	$85.9	$2.9	$(57.6)	$31.2
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the eleven months ended December 29, 2012 were $130.3, a $4.1 million decrease compared with the eleven months ended December 31, 2011. The decrease in selling, general and administrative expenses was primarily related to cost reduction initiatives implemented during the year which reduced employee-related expenses such as salaries, benefits, relocation, travel and entertainment by $2.7 million. Other drivers of the decrease included lower sales related taxes of $1.3 million and favorable changes in foreign currency rates of $3.9 million. These amounts were partially offset by an $0.9 million increase in volume-related expenses such as shipping and handling costs, higher short-term incentive compensation of $0.8 million as well as incremental selling and marketing costs. As a result, selling, general and administrative expenses as a percentage of net sales remained at 12.2% for each respective period.
Special Charges, net
As part of our business strategy, we incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the eleven months ended December 29, 2012 were $19.0 million and consisted of the following components:

•	$12.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$3.8 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.9 million related to separation and severance expenses associated with our IS support initiative

•	$0.3 million related to professional fees and other transaction costs associated with the Merger

•	$1.6 million related to other corporate initiatives
Special charges for the eleven months ended December 31, 2011 were $41.3 million and consisted of the following components:

•	$27.9 million related to professional fees and other transaction costs associated with the Merger

•	$7.6 million non-cash impairment charge related to goodwill associated with four of our twelve reporting units

•	$1.6 million non-cash impairment charge related to the fair value adjustment of a former manufacturing facility in North Little Rock, Arkansas

•	$1.5 million related to plant realignment costs

•	$1.0 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$1.7 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the eleven months ended December 29, 2012 was $0.3 million, all of which were associated with foreign currency losses. For the eleven months ended December 31, 2011, other operating expense totaled $2.6 million. Amounts associated with foreign currency losses totaled $3.3 million and income related to a customer licensing agreement with a third-party manufacturer was $0.7 million.
Other Income (Expense)
Interest expense for the eleven months ended December 29, 2012 and the eleven months ended December 31, 2011 was $46.4 million, primarily related to our Senior Secured Notes issued in connection with the Merger. The notes bear interest at 7.75% and pay interest semi-annually each February 1 and August 1. Average outstanding debt levels and weighted-average interest rates have been consistent over each of the respective periods.
Foreign currency and other, net for the eleven months ended December 29, 2012 was an expense of $4.9 million, a $13.8 million decrease compared with the eleven months ended December 31, 2011. The decrease was primarily driven by the write-off of a $16.6 million tax indemnification asset that was established in the opening balance sheet in connection with the Merger. The amount was established to offset a $16.2 million unrecognized tax benefit that was resolved during 2011.
Income Tax (Provision) Benefit
During the eleven months ended December 29, 2012, we recognized income tax expense of $6.4 million on consolidated pre-tax book loss from continuing operations of $20.0 million. Our income tax expense in 2012 and 2011 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for Personal Holding Company ("PHC") tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
During the eleven months ended December 31, 2011, we recognized an income tax benefit of $3.3 million on consolidated pre-tax book losses from continuing operations of $73.1 million. We determined the Company may be subject to PHC tax for past periods and therefore, established an unrecognized tax benefit in 2010. During the eleven months ended December 31, 2011, the Internal Revenue Service issued a favorable ruling determining the Company was not a PHC and $16.6 million was released, which represented the full amount of the unrecognized tax benefit associated with the PHC matter, including interest and penalties.
Discontinued Operations, net
Discontinued operations for the eleven months ended December 31, 2011 was a loss $6.3 million. In April 2011, we entered into an agreement to sell certain assets and the working capital of Difco for cash proceeds of $10.9 million. As a result, we accounted for Difco as a discontinued operation for all periods presented. The sale was completed on May 10, 2011 and resulted in a pre-tax loss of $0.7 million.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the eleven months ended December 31, 2011 was $0.1 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During 2010, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed our acquisition of the remaining interest in the first quarter of 2011, and as a result, no longer incur charges or income associated with noncontrolling interests.
Comparison of Successor One Month Ended January 28, 2012 and Predecessor One Month Ended January 28, 2011

The following table sets forth the period change for each category of the Statement of Operations for the one month ended January 28, 2012 forth the Successor as compared to the one month ended January 28, 2011 for the Predecessor, as well as each category as a percentage of net sales:

	Successor	Predecessor		Percentage of Net Sales for the Respective Period End
In thousands	One Month Ended January 28, 2012	One Month Ended January 28, 2011	Period Change Favorable (Unfavorable)	January 28, 2012	January 28, 2011
Net sales	$85,945	$84,606	$1,339	100.0%	100.0%
Cost of goods sold
Raw materials	(45,151)	(45,417)	266	52.5%	53.7%
Labor	(5,730)	(5,584)	(146)	6.7%	6.6%
Overhead	(18,696)	(17,530)	(1,166)	21.8%	20.7%
Gross profit	16,368	16,075	293	19.0%	19.0%
Selling, general and administrative expenses	(10,438)	(11,564)	1,126	12.1%	13.7%
Special charges, net	(610)	(20,824)	20,214	0.7%	24.6%
Other operating, net	625	564	61	(0.7)%	(0.7)%
Operating income (loss)	5,945	(15,749)	21,694	6.9%	(18.6)%
Other income (expense):
Interest expense	(4,038)	(1,922)	(2,116)	4.7%	2.3%
Foreign currency and other, net	(257)	(82)	(175)	0.3%	0.1%
Income (loss) before income taxes	1,650	(17,753)	19,403	1.9%	(21.0)%
Income tax (provision) benefit	(1,235)	(549)	(686)	1.4%	0.6%
Income (loss) from continuing operations	415	(18,302)	18,717	0.5%	(21.6)%
Discontinued operations, net	—	182	(182)	—%	0.2%
Net income (loss)	415	(18,120)	18,535	0.5%	(21.4)%
Less: Earnings attributable to noncontrolling interests	—	83	(83)	—%	(0.1)%
Net income (loss) attributable to Polymer Group, Inc	$415	$(18,203)	$18,618	0.5%	(21.5)%
Net Sales
Net sales for the one month ended January 28, 2012 were $85.9 million, a $1.3 million increase compared with the one month ended January 28, 2011. A reconciliation presenting the components of the period change by each of our operating segments is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$46.1	$24.3	$9.4	$79.8	$4.8	$84.6
Changes due to:
Volume	4.7	0.2	—	4.9	(1.0)	3.9
Price/product mix	(0.2)	(0.9)	(0.1)	(1.2)	0.3	(0.9)
Currency translation	(1.0)	(0.8)	0.1	(1.7)	—	(1.7)
Sub-total	3.5	(1.5)	—	2.0	(0.7)	1.3
End of period	$49.6	$22.8	$9.4	$81.8	$4.1	$85.9
Nonwovens Segments:
Net sales for the one month ended January 28, 2012 were $81.8 million, an $2.0 million increase compared with the one month ended January 28, 2011. The increase in net sales was primarily driven by higher volumes in the Americas. However, of the $4.7 million volume increase in the Americas, $6.8 million relates to higher volumes at our Colombia facility which experienced a reduction in volume related to the disruption of operations due to a severe flood in December 2010. The Americas were already impacted by lower volumes as demand for hygiene and industrial products declined with the overall markets, although they were partially offset by higher U.S. demand in the wipes and healthcare markets. Combined, these factors reduced net sales by $2.1 million. Higher volumes in Europe were due to the stabilization of underlying demand in our industrial markets as well as additional volume for consumer disposables, particularly wipes.
For the one month ended January 28, 2012, net selling prices decreased $1.2 million compared with the one month ended January 28, 2011. The pricing decrease, which included $0.2 million in the Americas and $0.9 million in Europe, resulted from our passing through lower raw material costs associated with index-based selling agreements and market-based pricing trends. In addition, unfavorable foreign currency impacts of $1.7 million, particularly in Europe and the Latin America region, resulted in lower translation of sales generated in foreign jurisdictions.
Oriented Polymers
Net sales for the one month ended January 28, 2012 were $4.1 million, a $0.7 million decrease compared with the one month ended January 28, 2011. The decrease was primarily driven by a reduction in volume attributable to lower demand in the industrial packaging and agriculture markets, partially offset by higher demand in the building products market. Combined, these factors had a $1.0 million impact on net sales. However, the volume decrease was partially offset by sales of products with higher average selling prices. The improved product mix added $0.3 million of incremental revenue to the one month ended January 28, 2012.
Gross Profit
Gross profit for the one month ended January 28, 2012 was $16.4 million, a $0.3 million increase compared with the one month ended January 28, 2011. The increase in gross profit was primarily driven by the lower cost for the raw materials of resin and fibers, especially polypropylene resin. As a percentage of net sales, the raw material component of our cost of goods sold decreased from 53.7% to 52.5%. However, the increase in gross profit was partially offset by an increase in both our labor and overhead components of cost of goods sold. As a percentage of net sales, labor increased from 6.6% to 6.7% and overhead increased from 20.7 to 21.8%. The primary drivers of the increase included the additional lease expense related to our new U.S. spunmelt manufacturing line, the incremental depreciation on fixed assets revalued as a result of the Merger as well as the incremental depreciation on our new spunmelt manufacturing lines in the U.S. and China. As a result, gross profit as a percentage of net sales remained at 19.0% for each respective period.
Operating Income
Operating income for the one month ended January 28, 2012 was $5.9 million, a $21.6 million increase compared with the one month ended January 28, 2011. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$4.6	$1.8	$1.7	$8.1	$0.6	$(24.4)	$(15.7)
Changes due to:
Volume	1.1	(0.1)	(0.3)	0.7	(0.3)	—	0.4
Price/product mix	(0.1)	(0.8)	—	(0.9)	0.3	—	(0.6)
Raw material cost	3.3	0.2	0.1	3.6	0.2	—	3.8
Manufacturing costs	(2.6)	0.3	0.3	(2.0)	(0.2)	—	(2.2)
Currency translation	(0.6)	(0.2)	(0.1)	(0.9)	(0.1)	0.8	(0.2)
Depreciation and amortization	(0.2)	(0.3)	(0.5)	(1.0)	(0.1)	(0.1)	(1.2)
Special charges	—	—	—	—	—	20.2	20.2
All other	0.2	0.1	0.1	0.4	0.1	0.9	1.4
Sub-total	1.1	(0.8)	(0.4)	(0.1)	(0.1)	21.8	21.6
End of period	$5.7	$1.0	$1.3	$8.0	$0.5	$(2.6)	$5.9
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the one month ended January 28, 2012 were $10.4 million, a $1.1 million decrease compared to the one month ended January 28, 2011. The decrease was primarily related to lower stock-based compensation expense of $1.0 million. In addition, we experienced a $0.3 million decrease in volume related expenses such as shipping and handling costs, selling and marketing costs as well as sales related taxes. Also, lower general spending of $0.2 million during the one month ended January 28, 2012 contributed to the decrease. However, the decrease in selling, general and administrative expenses was partially offset by a $0.4 million increase related to the amortization of intangible assets established as a result of the Merger. As a result, selling, general and administrative expenses as a percentage of net sales decreased from 13.7% for the one month ended January 28, 2011 to 12.1% for the one month ended January 28, 2012.
Special Charges, net
As part of our business strategy, we incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the one month ended January 28, 2012 were $0.6 million and consisted of the following components:

•	$0.4 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.2 million related to professional fees and other transaction costs associated with the Merger
Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of the following components:

•	$12.7 million related to the accelerated vesting of share-based awards associated with the Merger

•	$6.2 million related to professional fees and other transaction costs associated with the Merger

•	$1.7 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$0.2 million related to restructuring and plant realignment costs
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating income for the one months ended January 28, 2012 was $0.6 million, all of which was associated with foreign currency gains. Other operating income for the one month ended January 28, 2011 was $0.6 million. Amounts associated with foreign currency gains totaled $0.1 million and income related to a customer licensing agreement with a third-party manufacturer was $0.5 million.
Other Income (Expense)
Interest expense for the one month ended January 28, 2012 was $4.0 million, a $2.1 million increase compared with the one month ended January 28, 2011. The increase in interest expense is primarily related to higher debt levels due to our Senior Secured Notes issued in connection with the Merger. These notes bear interest at 7.75% compared with our Predecessor borrowings which were subject to a LIBOR floor of 2.5% with an effective rate of 7.0%. In addition, the one month ended January 28, 2011 was impacted by an interest rate swap used to mitigate interest rate exposure on a portion of our Predecessor debt. Foreign currency and other, net for the one month ended January 28, 2012 was an expense of $0.3 million, a increase of $0.2 million compared with the one month ended January 28, 2011.
Income Tax (Provision) Benefit
During the one month ended January 28, 2012, we recognized an income tax expense of $1.2 million on consolidated pre-tax book income from continuing operations of $1.7 million. During the one month ended January 28, 2011, we recognized income tax expense of $0.5 million on consolidated pre-tax book loss from continuing operations of $17.8 million. Our income tax expense in 2012 and 2011 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, U.S. state taxes as well as miscellaneous items (none of which are material individually).

Discontinued Operations, net
Income associated with discontinued operations for the one month ended January 28, 2011 was $0.2 million. In April 2011, we entered into an agreement to sell certain assets and the working capital of Difco for cash proceeds of $10.9 million. As a result, we accounted for Difco as a discontinued operation for all periods presented. The divestiture was competed in the second quarter of 2011.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the one month ended January 28, 2011 were $0.1 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During 2010, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed our acquisition of the remaining interest in the first quarter of 2011, and as a result, no longer incur charges or income associated with noncontrolling interests.
Comparison of Successor Eleven Months Ended December 31, 2011 and Predecessor Eleven Months Ended January 1, 2011
The following table sets forth the period change for each category of the Statement of Operations for the eleven months ended December 31, 2011 for the Successor as compared to the eleven months ended January 1, 2011 for the Predecessor, as well as each category as a percentage of net sales:

	Successor	Predecessor		Percentage of Net Sales for the Respective Period End
In thousands	Eleven Months Ended December 31, 2011	Eleven Months Ended January 1, 2011	Period Change Favorable (Unfavorable)	December 31, 2011	January 1, 2011
Net sales	$1,102,929	$1,021,858	$81,071	100.0%	100.0%
Cost of goods sold:
Raw materials	(641,803)	(541,047)	(100,756)	58.2%	52.9%
Labor	(68,508)	(68,272)	(236)	6.2%	6.7%
Overhead	(222,212)	(217,438)	(4,774)	20.1%	21.3%
Gross profit	170,406	195,101	(24,695)	15.5%	19.1%
Selling, general and administrative expenses	(134,483)	(131,578)	(2,905)	12.2%	12.9%
Special charges, net	(41,345)	(17,373)	(23,972)	3.7%	1.7%
Acquisition and integration expenses	—	(1,367)	1,367	—%	0.1%
Other operating, net	(2,634)	471	(3,105)	0.2%	—%
Operating income (loss)	(8,056)	45,254	(53,310)	(0.7)%	4.4%
Other income (expense):
Interest expense	(46,409)	(28,908)	(17,501)	4.2%	2.8%
Foreign currency and other, net	(18,636)	(1,666)	(16,970)	1.7%	0.2%
Income (loss) before income taxes	(73,101)	14,680	(87,781)	(6.6)%	1.4%
Income tax (provision) benefit	3,272	(3,508)	6,780	(0.3)%	0.3%
Income (loss) from continuing operations	(69,829)	11,172	(81,001)	(6.3)%	1.1%
Discontinued operations, net	(6,283)	(922)	(5,361)	(0.6)%	(0.1)%
Net income (loss)	(76,112)	10,250	(86,362)	(6.9)%	1.0%
Less: Earnings attributable to noncontrolling interests	59	608	(549)	—%	(0.1)%
Net income (loss) attributable to Polymer Group, Inc	$(76,171)	$9,642	$(85,813)	(6.9)%	0.9%
Net Sales
Net sales for the eleven months ended December 31, 2011 were $1,102.9 million, an $81.0 million increase compared with the eleven months ended January 1, 2011. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$585.4	$259.9	$119.0	$964.3	$57.6	$1,021.9
Changes due to:
Volume	(29.4)	4.8	6.7	(17.9)	(6.4)	(24.3)
Price/product mix	59.5	17.6	8.3	85.4	4.2	89.6
Currency translation	(2.2)	15.6	1.6	15.0	0.7	15.7
Sub-total	27.9	38.0	16.6	82.5	(1.5)	81.0
End of period	$613.3	$297.9	$135.6	$1,046.8	$56.1	$1,102.9
Nonwovens Segments:
Net sales for the eleven months ended December 31, 2011 were $1,046.8 million, an $82.5 million increase compared with the eleven months ended January 1, 2011. The increase in net sales was primarily driven by higher net selling prices of $85.4 million. The pricing increase, which included $59.5 million in the Americas and $17.6 million in the Europe, resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. In addition, favorable foreign currency impacts provided $15.0 million as the U.S. dollar generally weakened, particularly in Europe, which resulted in higher translation of sales generated in foreign jurisdictions.
For the eleven months ended December 31, 2011, volumes decreased by $17.9 million compared with the eleven months ended January 1, 2011. However, the eleven months ended January 1, 2011 includes a reduction in volume related to the disruption of operations at our plant in Colombia due to a severe flood. The flood had a $23.4 million impact on the Americas, which was already impacted by lower volumes in the U.S. and Latin America. Volume in Asia increased $6.7 million as we increased capacity on medical products. In Europe, increased sales of industrial products as well as consumer disposables, particularly wipes, led to a volume increase of $4.8 million as demand stabilized for these products.
Oriented Polymers
Net sales for the eleven months ended December 31, 2011 were $56.1 million, a $1.5 million decrease compared with the eleven months ended January 1, 2011. The decrease was primarily driven by a reduction in volume attributable to lower demand in the building products market. In addition, we experienced lower volumes in the industrial markets as broader demand for products was weak. Combined, these factors had a $6.4 million impact on net sales. However, the volume decrease was partially offset by higher net selling prices, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends. As well, increased sales of higher valued products in the printing media markets contributed to the period change. Combined, these factors had a $4.2 million impact on net sales.
Gross Profit
Gross profit for the eleven months ended December 31, 2011 was $170.4 million, a $24.7 million decrease compared with the eleven months ended January 1, 2011. As a result, gross profit as a percentage of sales decreased from 19.1% to 15.5%. The eleven months ended December 31, 2011 includes $12.5 million related to the non-recurring amortization of the inventory step-up as well as additional amortization of 9.2 million related to revalued intangible assets, both established as a result of the Merger. Combined, these incremental charges had a 2.0 point impact on gross profit as a percentage of net sales. The decrease in gross margin was also driven by the higher cost for the raw materials of resin and fibers, especially polypropylene resin. As a percentage of net sales, the raw material component of cost of goods sold increased from 52.9% to 58.2%.
The decrease in gross profit was partially offset by our labor and overhead components of cost of goods sold which reflects lower manufacturing costs primarily related to the positive benefits of our plant consolidation activity in the U.S. As a percentage of net sales, labor decreased from 6.7% to 6.2% and overhead decreased from 21.3% to 20.1%. Our manufacturing costs were higher during the eleven months ended January 1, 2011 due to costs in the U.S. associated with transitional manufacturing inefficiencies as we executed our plant consolidation activities, coupled with lower costs in our other regions. In addition, during the eleven months ended January 1, 2011, we incurred non-recurring ramp-up manufacturing costs associated with the disruption of operations at our plant in Colombia due to a severe flood. However, amounts for the eleven months ended December 31, 2011 were favorably impacted by increases in selling prices which resulted from our passing through higher raw material costs.
Operating Income

Operating loss for the eleven months ended December 31, 2011 was $8.1 million, a $53.3 million decrease compared with the eleven months ended January 1, 2011. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$60.8	$12.9	$23.2	$96.9	$3.6	$(55.3)	$45.2
Changes due to:
Volume	(10.8)	3.1	1.4	(6.3)	(1.6)	—	(7.9)
Price/product mix	59.5	17.5	9.5	86.5	4.2	—	90.7
Raw material cost	(60.6)	(20.0)	(11.1)	(91.7)	(3.3)	(0.1)	(95.1)
Manufacturing costs	1.1	4.8	2.4	8.3	—	(0.2)	8.1
Currency translation	(0.7)	0.6	(0.2)	(0.3)	(0.2)	(2.8)	(3.3)
Depreciation and amortization	(2.1)	(5.5)	(3.6)	(11.2)	(0.9)	(0.7)	(12.8)
Acquisition and integration	—	—	—	—	—	1.3	1.3
Purchase accounting	(8.0)	(6.0)	(1.5)	(15.5)	(0.8)	—	(16.3)
Special charges	—	—	—	—	—	(23.9)	(23.9)
All other	2.4	1.0	(0.3)	3.1	0.8	2.0	5.9
Sub-total	(19.2)	(4.5)	(3.4)	(27.1)	(1.8)	(24.4)	(53.3)
End of period	$41.6	$8.4	$19.8	$69.8	$1.8	$(79.7)	$(8.1)
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the eleven months ended December 31, 2011 were $134.5, a $2.9 million increase compared with the eleven months ended January 1, 2011. The increase in selling, general and administrative expenses was primarily related to costs associated with the Merger, including the amortization of intangible assets established as well as management and advisory fees. These costs added $6.6 million of incremental costs to the eleven months ended December 31, 2011. In addition, we experienced an additional $4.4 million of incremental costs associated with salaries and benefits, research and development as well as freight costs. Further, unfavorable changes in foreign currency rates had a $1.8 million impact.
The increase in selling, general and administrative expenses was partially offset by lower stock-based compensation expense of $5.8 million as well as the lack of comparable charges that were incurred during the eleven months ended January 1, 2011. These costs totaled $4.1 million and related to equity-based and sales-related taxes in certain of our foreign jurisdictions. Selling, general and administrative expenses as a percentage of net sales was 12.2% for the eleven months ended December 31, 2011, a decrease compared with 12.9% during the eleven months ended January 1, 2011. The decrease was primarily driven by the lack of comparable charges that were incurred as a result of the Merger and the favorable impact of passing through higher raw material costs on our selling prices.
Special Charges, net
As part of our business strategy, we incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the eleven months ended December 31, 2011 were $41.3 million and consisted of the following components:

•	$27.9 million related to professional fees and other transaction costs associated with the Merger

•	$7.6 million non-cash impairment charge related to goodwill associated with four of our twelve reporting units

•	$1.6 million non-cash impairment charge related to the fair value adjustment of a former manufacturing facility in North Little Rock, Arkansas

•	$1.5 million related to plant realignment costs

•	$1.0 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$1.7 million related to other corporate initiatives
Special charges for the eleven months ended January 1, 2011 were $17.4 million and consisted of the following components:

•	$6.8 million related to restructuring and plant realignment costs

•	$6.6 million related to professional fees and other transaction costs associated with the Merger

•	$1.7 million related to severance and shut-down costs related to facilities in Europe and Latin America

•	$1.6 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$0.7 million related to the write-down of certain property to fair value in Neunkirchen, Germany
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items. In addition, we incurred $1.4 million of acquisition and integration costs associated with the acquisition of Tesalca-Texnovo during the eleven months ended January 1, 2011. The transaction was completed in December 2009.
Other Operating, net
Other operating loss for the eleven months ended December 31, 2011 was $2.6 million. Amounts associated with foreign currency losses totaled $3.3 million and income related to a customer licensing agreement with a third-party manufacturer was $0.7 million. For the eleven months ended January 1, 2011, other operating income totaled $0.5 million. Amounts associated with foreign currency losses totaled $0.1 million and income related to a customer licensing agreement with a third-party manufacturer was $0.6 million.
Other Income (Expense)
Interest expense for the eleven months ended December 31, 2011 was $46.4 million, a $17.5 million increase compared with the eleven months ended January 1, 2011. The increase in interest expense is primarily related to higher debt levels due to our Senior Secured Notes issued in connection with the Merger. These notes bear interest at 7.75% compared with our Predecessor borrowings which were subject to a LIBOR floor of 2.5% with an effective rate of 7.0%. In addition, the eleven months ended January 1, 2011 were impacted by an interest rate swap used to mitigate interest rate exposure on a portion of our Predecessor debt.
Foreign currency and other, net for the eleven months ended December 31, 2011 was an expense of $18.6 million, an increase of $17.0 million compared with the eleven months ended January 1, 2011. The increase was primarily driven by the write-off of a $16.6 million tax indemnification asset that was established in the opening balance sheet in connection with the Merger. The amount was established to offset a $16.2 million unrecognized tax benefit that was resolved during 2011.
Income Tax (Provision) Benefit
During the eleven months ended December 31, 2011, we recognized an income tax benefit of $3.3 million on consolidated pre-tax book losses from continuing operations of $73.1 million. We determined we may be subject to PHC tax for past periods and established an unrecognized tax benefit in past periods. During the eleven months ended December 31, 2011, the Internal Revenue Service issued a favorable ruling determining the Company was not a PHC and $16.6 million was released, which represented the full amount of the unrecognized tax benefit associated with the PHC matter, including interest and penalties.
During the eleven months ended January 1, 2011, we recognized income tax expense of $3.5 million on consolidated pre-tax book income from continuing operations of $14.7 million. Our income tax expense in 2011 and 2010 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for PHC tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, the application of intraperiod tax allocation rules, U.S. state taxes as well as miscellaneous items (none of which are material individually).

Discontinued Operations, net
Discontinued operations for the eleven months ended December 31, 2011 was a loss $6.3 million, a $5.4 million increase compared with the eleven months ended January 1, 2011. In April 2011, we entered into an agreement to sell certain assets and the working capital of Difco for cash proceeds of $10.9 million. As a result, we accounted for Difco as a discontinued operation for all periods presented. The sale was completed on May 10, 2011 and resulted in a pre-tax loss of $0.7 million.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the eleven months ended December 31, 2011 was $0.1 million, a $0.6 million decrease compared with the eleven months ended January 1, 2011. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During 2010, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin. We completed our acquisition of the remaining interest in the first quarter of 2011, and as a result, no longer incur charges or income associated with noncontrolling interests.
Comparison of Predecessor One Month Ended January 28, 2011 and Predecessor One Month Ended January 30, 2010
The following table sets forth the period change for each category of the Statement of Operations for the one month ended January 28, 2011 for the Predecessor as compared to the one month ended January 30, 2010 for the Predecessor, as well as each category as a percentage of net sales:

	Predecessor	Predecessor		Percentage of Net Sales for the Respective Period End
In thousands	One Month Ended January 28, 2011	One Month Ended January 30, 2010	Period Change Favorable (Unfavorable)	January 28, 2011	January 30, 2010
Net sales	$84,606	$84,353	$253	100.0%	100.0%
Cost of goods sold:
Raw materials	(45,417)	(41,858)	(3,559)	53.7%	49.6%
Labor	(5,584)	(6,194)	610	6.6%	7.3%
Overhead	(17,530)	(21,510)	3,980	20.7%	25.5%
Gross profit	16,075	14,791	1,284	19.0%	17.5%
Selling, general and administrative expenses	(11,564)	(9,883)	(1,681)	13.7%	11.7%
Special charges, net	(20,824)	(620)	(20,204)	24.6%	0.7%
Acquisition and integration expenses	—	(375)	375	—%	0.4%
Other operating, net	564	344	220	(0.7)%	(0.4)%
Operating income (loss)	(15,749)	4,257	(20,006)	(18.6)%	5.0%
Other income (expense):
Interest expense	(1,922)	(2,820)	898	2.3%	3.3%
Foreign currency and other, net	(82)	212	(294)	0.1%	(0.3)%
Income (loss) before income taxes	(17,753)	1,649	(19,402)	(21.0)%	2.0%
Income tax (provision) benefit	(549)	(1,026)	477	0.6%	1.2%
Income (loss) from continuing operations	(18,302)	623	(18,925)	(21.6)%	0.7%
Discontinued operations, net	182	157	25	0.2%	0.2%
Net income (loss)	(18,120)	780	(18,900)	(21.4)%	0.9%
Less: Earnings attributable to noncontrolling interests	83	15	68	(0.1)%	—%
Net income (loss) attributable to Polymer Group, Inc	$(18,203)	$765	$(18,968)	(21.5)%	0.9%
Net Sales
Net sales for the one month ended January 28, 2011 were $84.6 million, an $0.2 million increase compared with the one month ended January 30, 2010. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$48.0	$22.2	$10.4	$80.6	$3.8	$84.4
Changes due to:
Volume	(5.9)	2.1	(1.4)	(5.2)	0.6	(4.6)
Price/product mix	4.0	1.4	0.3	5.7	0.3	6.0
Currency translation	—	(1.4)	0.1	(1.3)	0.1	(1.2)
Sub-total	(1.9)	$2.1	$(1.0)	$(0.8)	$1.0	$0.2
End of period	$46.1	$24.3	$9.4	$79.8	$4.8	$84.6
Nonwovens Segments:
Net sales for the one month ended January 28, 2011 were $79.8 million, an $0.8 million decrease compared with the one month ended January 30, 2010. The decrease in net sales was primarily driven by lower volumes in the Americas. However, the one month ended January 28, 2011 includes a reduction in volume related to the disruption of operations at our plant in Colombia due to a severe flood. The flood had a $5.8 million impact on the Americas which was already impacted by lower volumes in the U.S. as demand for industrial products declined with the overall markets. The volume decrease was also driven by lower volumes in Asia of $1.4 million which reflected a reduction in demand from key hygiene customers due to inventory adjustments as well as lower medical sales as a converter labor shortage reduced demand. These amount were partially offset by a $2.1 million volume increase in Europe. The increase was due to the stabilization of underlying demand in our industrial markets as well as additional volume for consumer disposables, particularly wipes.
For the one month ended January 28, 2011, net selling prices increased $5.7 million compared with the one month ended January 30, 2010. The pricing increase, which included $4.0 million in the Americas and $1.4 million in the Europe, resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. The increase in price also reflected the result of selling effectiveness initiatives and improvements in product mix. However, unfavorable foreign currency impacts of $1.3 million, particularly in Europe, resulted in lower translation of sales generated in foreign jurisdictions.
Oriented Polymers
Net sales for the one month ended January 28, 2011 were $4.8 million, a $1.0 million increase compared with the one month ended January 30, 2010. The increase was primarily driven by higher volumes attributable to demand in the building products market. In addition, we experienced higher volumes in the industrial markets as broader demand for products was strong. Combined, these factors had a $0.6 million impact to net sales. We also experienced higher net selling prices of $0.3 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends.
Gross Profit
Gross profit for the one month ended January 28, 2011 was $16.1 million, a $1.3 million increase compared with the one month ended January 30, 2010. As a result, gross profit as a percentage of sales increased from 17.5% to 19.0%. The increase in gross margin was primarily driven by our labor and overhead components of cost of goods sold which reflects lower manufacturing costs primarily related to the positive benefits of our plant consolidation activity in the U.S. As a percentage of net sales, labor decreased from 7.3% to 6.6% and overhead decreased from 25.5% to 20.7%. Our manufacturing costs were higher during the one month ended January 30, 2010 due to additional costs in the U.S. associated with transitional manufacturing inefficiencies as we executed our earlier domestic plant consolidation activities, the benefits of which were realized during 2011.
The increase in gross profit was partially offset by the higher cost for the raw materials of resin and fibers, especially polypropylene resin. As a percentage of net sales, the raw material component of cost of goods sold increased from 49.6% to 53.7%. In addition, during the one month ended January 28, 2011, we incurred non-recurring costs associated with the disruption of operations at our plant in Colombia due to a severe flood. However, amounts for the one month ended January 28, 2011 were favorably impacted by increases in selling prices which resulted from our passing through higher raw material cost.
Operating Income
Operating loss for the one month ended January 28, 2011 was $15.7 million, a $20.0 million decrease compared with the one month ended January 30, 2010. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$5.3	$0.7	$2.0	$8.0	$(0.3)	$(3.4)	$4.3
Changes due to:
Volume	(1.3)	0.9	(0.3)	(0.7)	0.1	—	(0.6)
Price/product mix	3.8	1.7	0.3	5.8	0.2	—	6.0
Raw material cost	(4.1)	(2.0)	(0.3)	(6.4)	0.6	—	(5.8)
Manufacturing costs	1.7	0.4	(0.1)	2.0	(0.1)	—	1.9
Currency translation	(0.1)	—	—	(0.1)	0.1	—	—
Depreciation and amortization	(0.3)	0.1	0.2	—	—	—	—
Acquisition and integration	—	—	—	—	—	0.4	0.4
Special charges	—	—	—	—	—	(20.2)	(20.2)
All other	(0.4)	—	(0.1)	(0.5)	—	(1.2)	(1.7)
Sub-total	(0.7)	1.1	(0.3)	0.1	0.9	(21.0)	(20.0)
End of period	$4.6	$1.8	$1.7	$8.1	$0.6	$(24.4)	$(15.7)
The amounts for acquisition and integration expenses as well as special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the one month ended January 28, 2011 were $11.6 million, a $1.7 million increase compared with the one month ended January 30, 2010. The increase in selling, general and administrative expenses was primarily associated with volume-related expenses, such as shipping and handling costs, selling and marketing costs as well as sales related taxes. The increase in selling, general and administrative expenses was partially offset by $0.3 million related to insurance proceeds received associated with the disruption of operations at our plant in Colombia due to a severe flood. Selling, general and administrative expenses as a percentage of net sales was 13.7% for the one month ended January 28, 2011; a increase compared with 11.7% during the one month ended January 30, 2010. The increase was primarily driven by the impact of passing through higher raw material costs on our selling prices.
Special Charges, net
As part of our business strategy, we incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the one month ended January 28, 2011 were $20.8 million and consisted of the following components:

•	$12.7 million related to the accelerated vesting of share-based awards associated with the Merger

•	$6.2 million related to professional fees and other transaction costs associated with the Merger

•	$1.7 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$0.2 million related to restructuring and plant realignment costs
Special charges for the one month ended January 30, 2010 were $0.6 million and consisted of the following components:

•	$0.5 million related to severance and shut down costs associated with facilities in the U.S. impacted by the consolidation of our carded business in Benson, North Carolina.

•	$0.1 million related severance and shut down costs associated with facilities in Europe and Latin America
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items. In addition, we incurred $0.4 million of acquisition and integration costs associated with the acquisition of Tesalca-Texnovo during the one month ended January 30, 2010. The transaction was completed in December 2009.
Other Operating, net
Other operating income for the one month ended January 28, 2011 was $0.6 million. Amounts associated with foreign currency gains totaled $0.1 million and income related to a customer licensing agreement with a third-party manufacturer was $0.5 million. For the one month ended January 30, 2010, other operating income totaled $0.3 million, all of which were associated with foreign currency gains.
Other Income (Expense)
Interest expense for the one month ended January 28, 2011 was $1.9 million, a $0.9 million decrease compared with the one month ended January 30, 2010. The decrease in interest expense is primarily related to the impact of an interest rate swap arrangement used to mitigate interest rate exposure on a portion of our Predecessor debt, including a portion of the swap that was frozen in Accumulated other comprehensive income due to the amendment of our credit facility in September 2009. Other factors included a $0.3 million decrease in interest expense related to lower borrowings during the one month ended January 28, 2011 in addition to lower capitalized interest amounts. Foreign currency and other, net for the one month ended January 28, 2011 was an expense of $0.1 million, a decrease of $0.3 million compared with the one month ended January 30, 2010.
Income Tax (Provision) Benefit
During the one month ended January 28, 2011, we recognized an income tax expense of $0.5 million on consolidated pre-tax book losses from continuing operations of $17.8 million. During the one month ended January 30, 2010, we recognized income tax expense of $1.0 million on consolidated pre-tax book income from continuing operations of $1.6 million. Our income tax expense in 2011 and 2010 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, changes in the amounts recorded for PHC tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, U.S. state taxes as well as miscellaneous items (none of which are material individually).
Discontinued Operations, net
Income associated with discontinued operations for the one month ended January 28, 2011 and January 30, 2010 was $0.2 million and $0.2 million respectively. In April 2011, we entered into an agreement to sell certain assets and the working capital of Difco for cash proceeds of $10.9 million. As a result, we accounted for Difco as a discontinued operation for all periods presented.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the one month ended January 28, 2011 was $0.1 million, a $0.1 million increase compared with the one month ended January 30, 2010. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. During 2010 and the one month ended January 28, 2011, these interests included a 20% noncontrolling interest in our Chinese subsidiary, Nanhai Nanxin.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	December 29, 2012	December 31, 2011
Balance Sheet Data:
Cash and cash equivalents	$97.9	$72.7
Operating working capital	29.6	54.6
Total assets	1,022.1	1,060.6
Total debt	599.7	600.4
Total shareholders’ equity	139.2	187.3
Debt-to-total capital	81.2%	76.2%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax rates. Our cash requirements primarily consist of the following:

•Debt service requirements
•Funding of working capital
•Funding of capital expenditures
Our primary sources of liquidity include cash balances on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, borrowing availability under our existing credit facilities and our ABL facility. We expect our cash on hand and cash flow from operations, combined with the current borrowing availability under our existing credit facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period. In addition, we expect our cash on hand and cash flow from operations, combined with the current borrowing availability under our existing credit facilities, to continue to provide sufficient liquidity to fund our ongoing operations, projected working capital requirements and capital spending during the foreseeable future.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. As a result, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of December 29, 2012, our total indebtedness is $599.7 million with a debt-to-capital ratio of 81.2%. Cash interest payments for the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011 amounted to $47.7 million and $29.4 million, respectively. As of December 29, 2012, we have an additional $20.5 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.
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
At December 29, 2012, we had $97.9 million of cash and cash equivalents on hand, of which $69.1 million was held by subsidiaries outside of the U.S., the vast majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under "Item 1A - Risk Factors." If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, incurring other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Cash Flows
Due to the Merger and related change in control, a new entity was created for accounting purposes as of January 28, 2011. As a result, generally accepted accounting principles require us to present separately our operating results for the Successor and Predecessor periods. In the following discussion, our cash flow results for the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011 for the Successor are compared to the one month ended January 28, 2011 and the fiscal year ended January 1, 2011 for the Predecessor.
The following table sets forth the major categories of cash flows:

	Successor		Predecessor
In millions	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Cash Flow Data:
Net cash provided by (used in) operating activities	$75.5	$24.1	$(25.3)	$63.2
Net cash provided by (used in) investing activities	(50.2)	(468.0)	(8.3)	(41.3)
Net cash provided by (used in) financing activities	(0.1)	445.2	31.4	(8.1)
Total	$25.2	$1.3	$(2.2)	$13.8
Operating Activities
Net cash provided by operating activities for the fiscal year ended December 29, 2012 was $75.5 million, of which working capital requirements provided $33.2 million. The primary driver of the inflow related to decreases in both accounts receivable and inventory during the year. Accounts receivable decreased $9.4 million as a result of lower selling prices coupled with an increase of amounts sold through factoring agreements. The $9.3 million decrease in inventory was impacted by the lower overall purchase price of raw materials. At December 29, 2012, days sales outstanding was 44 days and inventory on hand was 38 days. Accounts payable and accruals increased $13.2 million. The increase was driven by the lower overall purchase price of raw materials partially offset by savings related to our internal redesign and restructure of our global operations. Accounts payable days was 79 days at December 29, 2012.
Net cash provided by operating activities for the eleven months ended December 31, 2011 was $24.1 million, of which $25.6 million was generated by changes in working capital. The primary driver of the inflow related to the release of restricted cash of $31.1 million, classified in Other current assets, associated with the Merger. Accounts receivable increased $12.6 million primarily a result of higher selling prices in the fourth quarter of 2011, however, inventory decreased by $10.7 million as a result of the lower overall purchase price of raw materials throughout the year. At December 31, 2011, days sales outstanding was 44 days and inventory on hand was 39 days. Accounts payable and accruals decreased $14.9 million, however, the decrease included $34.1 million for professional fees and other transaction costs related to the Merger that were paid during the period. Excluding the transaction payments, the increase in accounts payable and accruals primarily related to accrued interest on our Senior Secured Notes. Accounts payable days was 71 days at December 31, 2011.
Net cash used in operating activities for the one month ended January 28, 2011 was $25.3 million, of which working capital requirements used $27.1 million. The primary driver of the outflow related to the establishment of restricted cash of $31.1 million, classified in Other current assets, associated with the Merger. Accounts receivable increased $3.3 million primarily a result of higher selling prices as we pass through raw material cost to our customers. As well, inventory increased $3.0 million a result of higher overall purchase price of raw materials throughout the one month period. At January 28, 2011, days sales outstanding was 42 days and inventory on hand was 48 days. Accounts payable and accruals increased $17.2 million, primarily related to costs associated with the Merger, partially offset by related cash payments of $6.1 million. Accounts payable days was 79 days at January 28, 2011.
Net cash provided by operating activities for the fiscal year ended January 1, 2011 was $63.2 million, of which working capital requirements provided $10.9 million. The primary driver of the inflow related to an increase in accounts payable and accruals of $30.6 million. The increase was the result of our global procurement initiative where we achieved improved terms with certain vendors as well as with higher raw material costs associated with the purchase of our inventory. At January 1, 2011, accounts payable days was 73 days. Inventory increased $7.8 million as a result of higher overall purchase price of raw materials throughout the year. As well, accounts receivable increased by $3.6 million primarily a result of higher overall selling prices. The increase was partially offset by a lower level of accounts receivable at year end due to the disruption of operations at our Cali, Colombia facility due to a severe flood. At January 1, 2011, days sales outstanding was 41 days and inventory on hand was 44 days.
As sales volume and raw material costs vary, inventory and accounts receivable balances are expected to rise and fall accordingly, which in turn, result in changes in our levels of working capital and cash flows going forward. In addition, we review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position. To the extent from time to time further decisions are made to restructure our business, such actions could result in cash restructuring charges and asset impairment charges, which could be material. Cash tax payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in our tax structure and any resolutions of uncertain tax positions.
Investing Activities
Net cash used in investing activities for the fiscal year ended December 29, 2012 was $50.2 million. The primary driver of the balance related to $51.6 million of property, plant and equipment expenditures associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. These amounts were partially offset by $1.7 million of proceeds recognized in the first quarter of 2012 associated with the sale of a former manufacturing facility in North Little Rock, Arkansas.
Net cash used in investing activities for the eleven months ended December 31, 2011 was $468.0 million. The primary driver of the balance related to the Merger, where we were acquired for an aggregate purchase price valued at $403.5 million. In addition, we invested $68.4 million on property, plant and equipment purchases primarily associated with manufacturing expansion projects in both the U.S. and China. Other items included in our capital expenditures relates to annual maintenance on our machinery and equipment. Lastly, we spent $7.2 million to acquire the remaining interest in Nanhai, China.
Net cash used in investing activities for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011 was $8.3 million and $41.3 million, respectively, primarily associated with capital expenditures associated with manufacturing expansion projects in both the U.S. and China. Other items included in our capital expenditures related to annual maintenance on our machinery and equipment.
Financing Activities
Net cash used in financing activities for the fiscal year ended December 29, 2012 was $0.1 million. Proceeds from borrowings totaled $16.7 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were more than offset by repayments of $17.6 million.
Net cash provided by financing activities for the eleven months ended December 31, 2011 was $445.1 million. The primary driver of the increase related to the Merger, where we issued Senior Secured Notes and received proceeds of $560.0 million as well as an equity contribution of $259.9 million from our owners and certain members of our management. Also in connection with the Merger, we repaid $374.0 million of our Predecessors outstanding debt obligations in addition to loan acquisition costs of $19.3 million. In addition, we received $18.5 million of proceeds from other borrowings.
Net cash provided for the one month ended January 28, 2011 was $31.4 million primarily associated with $31.5 million of cash proceeds attributable to borrowings in connection with the Merger. Net cash used in financing activities for the fiscal year ended January 1, 2011 was $8.1 million, primarily related to our repayment of $8.4 million in net debt.
Indebtedness
The following table summarizes our outstanding debt at December 29, 2012:

In thousands	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	2019	7.75%	$560,000
ABL Facility	2016	—	—
Argentine Facility	2016	3.23%	11,674
China credit facilities:
China Credit Facility — Healthcare	2013	5.44%	15,981
China Credit Facility — Hygiene	2016	5.51%	10,977
Capital lease obligations	2013	3.20%	244
Total debt			598,876
Short-term borrowings	2013	2.46%	(19,477)
Total debt and short-term borrowings			$579,399

Senior Secured Notes

In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1.
The indenture governing the Senior Secured Notes, among other restrictions, limits our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v); incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. However, subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.
Under the indenture governing the Senior Secured Notes and under the credit agreement governing the senior secured asset-based revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA as defined in the indenture.
ABL Facility
In connection with the Merger, we entered into a senior secured asset-based revolving credit facility (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis. The ABL Facility is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, we had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to expire on January 28, 2015.
On October 5, 2012, we entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of December 29, 2012, we had no outstanding borrowings under the ABL Facility. Borrowing base availability was $31.5 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $20.5 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 29, 2012.
Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the administrative agent's Prime Rate and (b) the federal funds effective rate plus 0.5% (“ABR”) plus (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2.
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
Argentine Facility
In January 2007, our subsidiary in Argentina entered into an arrangement with banking institutions in Argentina in order to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan. The loans are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.

The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 29, 2012, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $12.1 million, with a carrying amount of $11.7 million. The interest rates were 3.20% and 3.46% at December 29, 2012 and December 31, 2011, respectively.
China Credit Facility — Healthcare
In the third quarter of 2010, our subsidiary in China entered into a three-year U.S. dollar denominated construction loan agreement (the “Healthcare Facility”) with a banking institution in China to finance a portion of the installation of the new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. As of December 31, 2011, the outstanding balance under the Healthcare Facility was $20.0 million with a weighted average interest rate of 5.58%.
The three-year term of the agreement began with the date of the first draw down on the Healthcare Facility, which occurred in fourth quarter of 2010. The interest rate applicable to borrowings is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. As of December 29, 2012, the outstanding balance under the Healthcare Facility was $16.0 million with a weighted-average interest rate of 5.44%. We repaid $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid during 2013.
China Credit Facility — Hygiene
On July 1, 2012, our subsidiary in China entered into a three-year U.S. dollar denominated construction loan agreement (the “Hygiene Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. As of December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted-average interest rate of 5.51%. In addition, we had $9.4 million of outstanding letters of credit that are set to expire in the first quarter of 2013.
The interest rate applicable to borrowings under the Hygiene Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (520 basis points at the time the credit agreement was executed). Our first payment on the outstanding principal is due in late 2013.
Other Subsidiary Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements. At December 29, 2012, outstanding amounts related to such facilities were $0.8 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.46%. In addition, our subsidiary in Argentina enters into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these facilities was $5.0 million at December 31, 2011, all which matured at various dates through November 2012 at a weighted average interest rate of 3.00%. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $6.9 million and $4.4 million at December 29, 2012 and December 31, 2011, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $50.0 million under the non-U.S. based program. At December 29, 2012, the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $48.8 million. Amounts due from the third-party financial institutions were $6.8 million at December 29, 2012. In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Contractual Obligations
As of December 29, 2012, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Short-term borrowings	$0.8	$0.8	$—	$—	$—
Long-term debt (fixed)	560.0	—	—	—	560.0
Long-term debt (variable)	39.0	19.4	17.9	1.7	—
Estimated interest payments (1)	284.8	45.1	87.8	86.8	65.1
Capital lease obligation (2)	0.3	0.2	0.1	—	—
Operating lease obligations (3)	55.9	12.0	19.7	17.3	6.9
Purchase commitments (4)	71.7	71.7	—	—	—
Total	$1,012.5	$149.2	$125.5	$105.8	$632.0

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections on variable rate debt are based on current interest rates.

(2)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.

(3)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.

(4)	Represents our commitments related to the purchase of raw materials and capital projects.
Future expected obligations under our pension and postretirement benefit plans as well as our unrecognized tax obligations have not been included in the Contractual Obligations table as these items are difficult to make reasonably reliable estimates of the timing and amount to be paid.
Operating Lease Obligations
We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, was $14.9 and $8.3 million for the Successor during the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, rent expense for the Predecessor was $0.9 million and $9.9 million, respectively. These expenses are recognized on a straight-line basis over the life of the lease.
In the third quarter of 2011, our state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in the hygiene and healthcare applications in the U.S. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million. From the commencement of the lease to its fourth anniversary date, we will make annual lease payments of $8.3 million. From the fourth anniversary date to the end of the lease term, our annual lease payments may change, as defined in the lease agreement. The aggregate monthly lease payments under the agreement, subject to adjustment, are expected to approximate $58 million. The lease includes covenants, events of default and other provisions that requires us to maintain certain financial ratios and other requirements.
Purchase Commitments
At December 29, 2012, we had purchase commitments of $71.7 million, of which $42.0 million related to the purchase of raw materials in the normal course of business. The remaining $29.7 million primarily related to the estimated total project costs to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market. Of the remaining $29.7 million payments, $22.6 million relates to a firm commitment to purchase equipment, denominated in Euros. As a result, we entered into a series of foreign exchange forward contracts with a third-party financial institution to purchase fixed amount of Euros on specified future dates that coincide with the payment amounts and the dates of the payments. Other commitments totaled $7.1 million and related to various other capital projects.
Pensions Plans

At December 29, 2012, we had a net surplus of $3.9 million related to our pension plans. It is our objective to contribute to pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the Contractual Obligations table.
Postretirement Benefit Plans
At December 29, 2012, we had postretirement benefit obligations of $4.9 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the Contractual Obligations table.
Uncertain Tax Positions
At December 29, 2012, we have total unrecognized tax benefits for uncertain tax positions of $25.0 million, which includes $12.8 million of related accrued interest and penalties. The liability has been excluded from the Contractual Obligations table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid.
Covenant Compliance
We report our financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition as well as provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing the Senior Secured Notes and in our ABL Facility. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.
The following table shows a reconciliation of the Successors Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Twelve Months Ended December 29, 2012	Eleven Months Ended December 31, 2011
Net income (loss)	$(26,038)	$(76,171)
Discontinued operations, net of tax	—	6,283
Net income attributable to noncontrolling interest	—	59
Interest expense, net	50,414	46,409
Income and franchise tax	8,025	(2,827)
Depreciation & amortization (a)	64,041	54,664
Purchase accounting adjustments(b)	936	16,878
Non-cash compensation (c)	842	1,787
Special charges, net (d)	19,592	41,345
Foreign currency and other non-operating, net (e)	4,982	21,935
Severance and relocation expenses (f)	1,657	2,272
Unusual or non-recurring charges, net	880	1,288
Business optimization expense (g)	979	522
Management, monitoring and advisory fees (h)	3,361	3,000
Annualized incremental contribution from Cali, Colombia spunmelt lines (i)	—	12,991
Public company costs (j)	—	127
Adjusted EBITDA	$129,671	$130,562

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects fair market value adjustments as a result of purchase accounting associated with the Merger, primarily related to the step-up in inventory value.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

(d)
Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities and other charges included in Special charges, net.

(e)
Reflects (gains) losses from foreign currency translation of intercompany loans, unrealized (gains) losses on interest rate and foreign currency hedging transactions, (gains) losses on sales of assets outside the ordinary course of business, factoring costs and certain other non-operating (gains) losses recorded in Foreign Currency and Other, net as well as (gains) losses from foreign currency transactions recorded in Other Operating, net.

(f)	Reflects severance and relocation expenses not included under Special charges, net.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.

(i)
Represents the annualized earnings of our spunmelt lines in Cali, Colombia for the period the plant was down due to the flooding. The adjustment is based on the actual earnings of the spunmelt lines in Colombia during the third quarter of 2010.

(j)
Reflects costs associated with having public equity, including director fees and transfer agent fees, annual report costs, incremental costs associated with a separate audit report on internal controls and other costs that will not continue after the Merger.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements
Recent Accounting Standards
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires the Company to present the components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Company's consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" which requires enhanced disclosures about financial instruments and derivative instruments eligible for offset in accordance with U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The Company is still assessing the potential impact of adopting this guidance.
In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 revises ASU No. 2011-05 to defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012. The revised presentation requirements are reflected in the Company's consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance was adopted in the fourth quarter of 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
Critical Accounting Policies and Other Matters
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents the best estimate of probable loss inherent within our accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions. Estimating losses from doubtful accounts in inherently uncertain because the amount of such losses depends substantially on the financial condition of our customers. If the financial condition of our customers were to deteriorate beyond estimates, and impair their ability to make payments, we would be required to write off additional accounts receivable balances, which would adversely impact our financial position.
Inventories. Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories records necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, we could be required to reduce the value of our inventory or record additional reserves, which would adversely impact our financial position.
Long-Lived Assets. Management reviews long-lived assets, which consist of property, leasehold improvements, equipment and definite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets to be held and used, management evaluates recoverability by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. For long-lived assets for which we have committed to a disposal plan, we report such assets at the lower of the carrying value or fair value less the cost to sell.
In determining the fair value of long-lived assets, we make judgments relating to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Factors that impact these judgments include the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet, which would adversely impact our financial position.
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.
Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine, as a basis for whether it is necessary to perform the two-step impairment test under U.S. GAAP, if it more likely than not that the fair value of each reporting unit is less than its carrying amount. For the reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
2012 Impairment test

For our annual impairment test performed during the fourth quarter of 2012, we concluded it was necessary to calculate the fair value of each of our reporting units. Based on the result of these calculations, we determined that the fair value of two reporting units failed the step 1 impairment calculation. However, based on our step 2 calculations, no impairment of goodwill was necessary. The estimates of fair value are based on the best information available as of the date of assessment, which primarily incorporates managements assumptions about expected future cash flows.
For all reporting units that passed the step 1 calculation, the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15% except for two. These two reporting units, reported within the Americas Nonwovens segment and the Asia Nonwoven segment, exceeded their carrying value by 6.4% and 0.7%, respectively. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reduction in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units. Goodwill amounts related to these reporting units were $20.7 million and $23.1 million, respectively.
2011 Impairment Test
For our annual impairment test performed during the fourth quarter of 2011, we concluded it was necessary to calculate the fair value of each of our reporting units. Based on the result of these calculations, we determined that the fair value of four reporting units failed the step 1 impairment calculation, which resulted in a step 2 impairment charge of $7.6 million to goodwill. The estimates of fair value are based on the best information available as of the date of assessment, which primarily incorporates managements assumptions about expected future cash flows.
For all reporting units that passed the step 1 calculation, the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15% except for two. These two reporting units, both reported in the Americas Nonwovens segment, exceeded their carrying value by 9.4% and 12.3%, respectively. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reduction in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units. Goodwill amounts related to these reporting units were $7.5 million and $17.8 million, respectively.
Recoverability of other intangible assets with indefinite useful lives begins with a qualitative assessment to determine, as a basis for whether it is necessary to calculate the fair value of the indefinite-lived intangible asset, if it is more likely than not that the asset is impaired. When required, recoverability is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives during the fourth quarter of 2012 and determined that no impairment existed at that date. Although no impairment was recognized, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.
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
Revenue Recognition. Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. We recognize revenue when the title and the risks and rewards of ownership have substantially transferred to the customer. We permit customers from time to time to return certain products and we continuously monitor and track such returns and record an estimate of such future returns, which is based on historical experience and recent trends. While such returns have historically been within management's expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, it could adversely impact our results of operations.
Stock-Based Compensation. We account for stock-based compensation awards in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans have included programs for stock options and restricted stock units. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.
Employee Benefit Plans. We provide a range of benefits to eligible employees and retired employees, including pension and postretirement benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with U.S. GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from actuaries, outside investment advisor's and information as to assumptions used by plan sponsors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. As a result, we employ a financial risk management program, whose objective is to seek a reduction in the potential negative earnings impact of changes in interest rates, foreign exchange rates and raw material pricing arising in our business activities. To manage these exposures, we primarily use operational means. However, to manage certain of these exposures, we used derivative instruments as described below. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counterparty non-performance, agreements are made only through major financial institutions with significant experience in such derivative instruments.
Long-Term Debt and Interest Rate Market Risk
Our objective in managing exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows as well as to minimize our overall borrowing costs. To achieve these objectives, we may use financial instruments such as interest rate swaps, in order to manage our mix of floating and fixed-rate debt.
Our long-term financing consists of $560.0 million of 7.75% Senior Secured Notes due 2019. As fixed-rate debt, the interest would not change with a change in the market interest rate. However, certain of our subsidiary indebtedness do have a variable interest rate, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of December 29, 2012, would change our interest expense by approximately $5.6 million.

Foreign Currency Exchange Rate Risk
We have operations throughout the world that manufacture and sell their products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. Dollar as well as against other currencies throughout the world. However, such currency fluctuations have much less effect on our local operating results because we, to a significant extent, sell our products within the countries in which they are manufactured.
On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to a new spunmelt line under construction in China. The contracts allow us to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. At December 29, 2012, the remaining notional amount of these contracts was $22.6 million.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on our current purchase volume for the year ended December 29, 2012, if the price of polypropylene was to rise $.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $5.0 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	54
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	56
Consolidated Statements of Operations for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal year ended January 1, 2011	57
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal year ended January 1, 2011	58
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal year ended January 1, 2011	59
Consolidated Statements of Cash Flows for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and the fiscal year ended January 1, 2011	60
Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheet of Polymer Group, Inc. as of December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended December 29, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 29, 2012, and the consolidated results of its operations and its cash flows for the year ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Polymer Group, Inc.:

We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 (Successor) and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 2, 2011 to January 28, 2011 (Predecessor), and the year ended January 1, 2011 (Predecessor). These financial statements are the responsibility of the Company's management. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Group, Inc. and subsidiaries as of December 31, 2011 (Successor) and the results of their operations and their cash flows for the period from January 29, 2011 to December 31, 2011 (Successor), the period from January 2, 2011 to January 28, 2011 (Predecessor) and the year ended January 1, 2011 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 30, 2012, except for Note 24 “Segment Information,” as to which the date is March 28, 2013

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,879	$72,742
Accounts receivable, net	131,569	141,172
Inventories, net	94,964	103,911
Deferred income taxes	3,832	4,404
Other current assets	33,414	36,044
Total current assets	361,658	358,273
Property, plant and equipment, net	479,169	493,352
Goodwill	80,608	80,546
Intangible assets, net	75,663	83,751
Deferred income taxes	945	1,939
Other noncurrent assets	24,026	42,717
Total assets	$1,022,069	$1,060,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$813	$5,000
Accounts payable and accrued liabilities	196,905	190,516
Income taxes payable	3,841	1,023
Deferred income taxes	479	1,691
Current portion of long-term debt	19,477	7,592
Total current liabilities	221,515	205,822
Long-term debt	579,399	587,853
Deferred income taxes	33,181	34,807
Other noncurrent liabilities	48,772	44,799
Total liabilities	882,867	873,281
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	256,180	260,597
Retained earnings (deficit)	(102,209)	(76,171)
Accumulated other comprehensive income (loss)	(14,769)	2,871
Total shareholders' equity	139,202	187,297
Total liabilities and shareholders' equity	$1,022,069	$1,060,578
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Net sales	$1,155,163	$1,102,929	$84,606	$1,106,211
Cost of goods sold	(957,917)	(932,523)	(68,531)	(896,319)
Gross profit	197,246	170,406	16,075	209,892
Selling, general and administrative expenses	(140,776)	(134,483)	(11,564)	(141,461)
Special charges, net	(19,592)	(41,345)	(20,824)	(17,993)
Acquisition and integration expenses	—	—	—	(1,742)
Other operating, net	287	(2,634)	564	815
Operating income (loss)	37,165	(8,056)	(15,749)	49,511
Other income (expense):
Interest expense	(50,414)	(46,409)	(1,922)	(31,728)
Foreign currency and other, net	(5,134)	(18,636)	(82)	(1,454)
Income (loss) before income taxes	(18,383)	(73,101)	(17,753)	16,329
Income tax (provision) benefit	(7,655)	3,272	(549)	(4,534)
Income (loss) from continuing operations	(26,038)	(69,829)	(18,302)	11,795
Discontinued operations, net of tax	—	(6,283)	182	(765)
Net income (loss)	(26,038)	(76,112)	(18,120)	11,030
Less: Earnings attributable to noncontrolling interests	—	59	83	623
Net income (loss) attributable to Polymer Group, Inc.	$(26,038)	$(76,171)	$(18,203)	$10,407
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Net income (loss)	$(26,038)	$(76,112)	$(18,120)	$11,030
Other comprehensive income (loss)
Currency translation	2,287	(3,290)	2,845	(4,627)
Employee postretirement benefits	(19,912)	7,042	—	7,741
Cash flow hedge adjustments	—	—	183	2,360
Total other comprehensive income (loss)	(17,625)	3,752	3,028	5,474
Income tax (provision) benefit	(15)	(881)	—	(2,771)
Total other comprehensive income (loss), net of tax	(17,640)	2,871	3,028	2,703
Comprehensive income (loss)	(43,678)	(73,241)	(15,092)	13,733
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	121	83	878
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(43,678)	$(73,362)	$(15,175)	$12,855
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands	Polymer Group, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Predecessor
Balance — January 2, 2010	20,983	$210	$211,768	$(132,226)	$36,605	$116,357	$8,038	$124,395

Net income (loss)	—	—	—	10,407	—	10,407	623	11,030
Cash flow hedge adjustment	—	—	—	—	1,595	1,595	—	1,595
Share-based compensation	453	4	6,707	—	—	6,711	—	6,711
Surrender of shares to satisfy employee withholding tax obligations	(123)	—	(2,026)	—	—	(2,026)	—	(2,026)
Exercise of stock options	116	—	439	—	—	439	—	439
Employee benefit plans, net of tax	—	—	—	—	5,735	5,735	—	5,735
Currency translation	—	—	—	—	(4,882)	(4,882)	255	(4,627)
Balance — January 1, 2011	21,429	214	216,888	(121,819)	39,053	134,336	8,916	143,252

Net income (loss)	—	—	—	(18,203)	—	(18,203)	83	(18,120)
Cash flow hedge adjustment	—	—	—	—	183	183	—	183
Share-based compensation	—	—	13,591	—	—	13,591	—	13,591
Issuance of Class A common shares	394	4	6,432	—	—	6,436	—	6,436
Currency translation	—	—	—	—	2,845	2,845	—	2,845
Balance — January 28, 2011	21,823	$218	$236,911	$(140,022)	$42,081	$139,188	$8,999	$148,187
Successor
Balance of noncontrolling interest	—	$—	$—	$—	$—	$—	$7,247	$7,247
Issuance of Stock	1	—	259,865	—	—	259,865	—	259,865
Net income (loss)	—	—	—	(76,171)	—	(76,171)	59	(76,112)
Amounts due from shareholders	—	—	(58)	—	—	(58)	—	(58)
Buyout of noncontrolling interest	—	—	59	—	62	121	(7,368)	(7,247)
Share-based compensation	—	—	731	—	—	731	—	731
Employee benefit plans, net of tax	—	—	—	—	6,161	6,161	—	6,161
Currency translation	—	—	—	—	(3,352)	(3,352)	62	(3,290)
Balance — December 31, 2011	1	—	260,597	(76,171)	2,871	187,297	—	187,297

Amounts due to shareholders	—	—	1,087	—	—	1,087	—	1,087
Common stock call option reclass	—	—	(5,144)	—	—	(5,144)	—	(5,144)
Net income (loss)	—	—	—	(26,038)	—	(26,038)	—	(26,038)
Intercompany equipment sale elimination	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Share-based compensation	—	—	842	—	—	842	—	842
Employee benefit plans, net of tax	—	—	—	—	(19,927)	(19,927)	—	(19,927)
Currency translation	—	—	—	—	2,287	2,287	—	2,287
Balance — December 29, 2012	1	$—	$256,180	$(102,209)	$(14,769)	$139,202	$—	$139,202
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Operating activities:
Net income (loss)	$(26,038)	$(76,112)	$(18,120)	$11,030
Adjustments for non-cash transactions:
Deferred income taxes	(1,123)	(4,311)	—	(3,682)
Depreciation and amortization expense	66,706	57,290	3,535	46,353
Asset impairment charge	—	9,267	—	744
Inventory step-up	—	13,012	—	—
Inventory absorption on step-up	—	(85)	—	—
(Gain) loss on financial instruments	(147)	—	187	2,192
(Gain) loss on sale of assets, net	3	716	(25)	(391)
Non-cash compensation	842	868	13,591	4,681
Changes in operating assets and liabilities:
Accounts receivable	9,427	(12,615)	(3,287)	(3,632)
Inventories	9,295	10,682	(2,988)	(7,809)
Other current assets	1,221	42,421	(38,025)	(8,215)
Accounts payable and accrued liabilities	13,214	(14,924)	17,238	30,555
Other, net	2,071	(2,092)	2,624	(8,582)
Net cash provided by (used in) operating activities	75,471	24,117	(25,270)	63,244
Investing activities:
Purchases of property, plant and equipment	(51,625)	(68,428)	(8,405)	(45,183)
Proceeds from sale of assets	1,660	11,395	105	4,363
Acquisition of noncontrolling interest	—	(7,246)	—	—
Acquisition of intangibles and other	(268)	(193)	(5)	(456)
Acquisition of Polymer Group, Inc.	—	(403,496)	—	—
Net cash provided by (used in) investing activities	(50,233)	(467,968)	(8,305)	(41,276)
Financing activities:
Proceeds from issuance of Senior Secured Notes	—	560,000	—	—
Proceeds from long-term borrowings	10,977	10,281	31,500	28,086
Proceeds from short-term borrowings	5,725	8,245	631	17,859
Repayment of Term Loan	—	(286,470)	—	(3,999)
Repayment of long-term borrowings	(7,678)	(51,045)	(24)	(30,880)
Repayment of short-term borrowings	(9,933)	(36,456)	(665)	(19,425)
Loan acquisition costs	(220)	(19,252)	—	(166)
Issuance of common stock	1,087	259,807	—	—
Other financing, net	—	—	—	439
Net cash provided by (used in) financing activities	(42)	445,110	31,442	(8,086)
Effect of exchange rate changes on cash	(59)	712	549	579
Net change in cash and cash equivalents	25,137	1,971	(1,584)	14,461
Cash and cash equivalents at beginning of period	72,742	70,771	72,355	57,894
Cash and cash equivalents at end of period	$97,879	$72,742	$70,771	$72,355
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business
Polymer Group, Inc. (“Polymer” or “PGI”), a Delaware corporation, and its consolidated subsidiaries (the “Company”) is a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with a total of 13 manufacturing and converting facilities located in 9 countries throughout the world. The Company operates through 4 reportable segments, with the main sources of revenue being the sales of primary and intermediate products to the hygiene, healthcare, wipes and industrial markets.
Note 2.  Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“ASC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented. Certain reclassifications of amounts reported in prior years have been made to conform with the current period presentation.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Although the Company continues to operate as the same legal entity subsequent to the acquisition, periods prior to January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods after January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”).
Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the acquirer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of common stock of the Company has been pushed down from Scorpio Holdings Corporation ("Holdings") to the Company. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The fiscal year ended December 29, 2012 for the Successor contains operating results for 52 weeks. The eleven months ended December 31, 2011 for the Successor contains 48 weeks while the one month ended January 28, 2011 for the Predecessor contained 4 weeks (52 weeks inclusive of both the Successor and Predecessor periods). The fiscal year ended January 1, 2011 contains operating results for 52 weeks. References herein to “2012,” “2011,” and “2010” generally refer to fiscal 2012, fiscal 2011 and fiscal 2010, respectively, unless the context indicates otherwise.
Note 3. Summary of Significant Accounting Policies
A summary of significant accounting policies used in the preparation of the accompanying financial statements is as follows:
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

Currency Translation
Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity's financial statements into the U.S. dollar have been recorded in the Shareholders' Equity section of the Consolidated Balance Sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term investments with original maturities at the time of purchase of three months or less. The Company maintains amounts on deposit at various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions and has not experienced any losses on such deposits.
Allowance for Doubtful Accounts
The allowance for doubtful accounts represents the best estimate of probable loss inherent within the Company's accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions. As of December 29, 2012 and December 31, 2011, the allowance for doubtful accounts was $1.2 million and $1.1 million, respectively.
Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Costs include direct materials, direct labor and applicable manufacturing overhead.
Property, Plant and Equipment
Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, assets placed in service are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of their economic useful life or the related lease term. The range of useful lives used to depreciate property and equipment is as follows:

Range of Useful Lives
Building and improvements	5 to 31 years
Machinery and equipment	2 to 15 years
Other	2 to 15 years
Major expenditures for replacements and significant improvements that increase asset values and extend useful lives are also capitalized. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Repairs and maintenance expenditures that do not extend the useful life of the asset are charged to expense as incurred. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in within current earnings.
The Company capitalizes costs, including interest, incurred to develop or acquire internal-use software. These costs are capitalized subsequent to the preliminary project stage once specific criteria are met. Costs incurred in the preliminary project planning stage are expensed. Other costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method.
The Company assesses the recoverability of the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Goodwill and Intangible Assets
Pursuant to ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.
Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine, as a basis for whether it is necessary to perform the two-step impairment test under ASC 350, if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. For the reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit's carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
Recoverability of other intangible assets with indefinite useful lives begins with a qualitative assessment to determine, as a basis for whether it is necessary to calculate the fair value of the indefinite-lived intangible assets, if it is more likely than not that the asset is impaired. When required, recoverability is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
Intangible assets such as customer-related intangible assets and non-compete agreements with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Weighted-Average Useful Lives
Technology	10 years
Customer relationships	10 years
Other intangibles, principally patents	6 years
The Company assesses the recoverability of the carrying value of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.
Loan Acquisition Costs
Loan acquisition costs are expenditures associated with obtaining financings that are capitalized in the Consolidated Balance Sheets and amortized over the term of the loans to which such costs relate. Amounts capitalized are recorded within Intangible assets, net in the Consolidated Balance Sheets and amortized to Interest expense in the Consolidated Statements of Operations.
Derivative Instruments
For derivative instruments, the Company applies ASC 815, "Derivatives and Hedging" ("ASC 815") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. In addition, a company must also formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
Revenue Recognition
Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. The Company recognizes revenue when the title and the risks and rewards of ownership have substantially transferred to the customer. The Company permits customers from time to time to return certain products and continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience and recent trends.

In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers' financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers.
Shipping and Handling Fees and Costs
Pursuant to ASC 605, "Revenue Recognition" ("ASC 605"), the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping and handling fees represent revenues earned for the goods provided and therefore recorded within Net sales in the Consolidated Statement of Operations. Shipping and handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as Selling, general and administrative expenses within the Consolidated Statement of Operations, and includes a portion of internal costs such as salaries and overhead related to these activities. For the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, the Successor incurred $33.8 million and $30.7 million related to these costs, respectively. For the Predecessor, cost incurred were $2.6 million and $31.7 million for the one month ended January 28, 2011 and for the fiscal year ended January 1, 2011, respectively.
Research and Development Costs
The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred and included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, these expenditures amount to $12.5 million and $12.4 million, respectively, for the Successor. Research and development costs for the Predecessor were $1.0 million for the one month ended January 28, 2011 and $11.6 million for the fiscal year ended January 1, 2011.
Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision is computed using the asset and liability method of accounting, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, the Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax items are expected to be realized or settled. The Company regularly reviews the recoverability of its deferred tax assets considering historic profitability, projected future taxable income, and timing of the reversals of existing temporary differences as well as the feasibility of our tax planning strategies. Where appropriate, a valuation allowance is recorded if available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Changes to valuation allowances are recognized in earnings in the period such determination is made.
The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. The tax impacts recognized in the financial statements from such positions are then measured based on the largest impact that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions as a component of the provision for income taxes.
Recent Accounting Standards
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires the Company to present the components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Company's consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" which requires enhanced disclosures about financial instruments and derivative instruments eligible for offset in accordance with U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The Company is still assessing the potential impact of adopting this guidance.
In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 revises ASU No. 2011-05 to defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012. The revised presentation requirements are reflected in the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance was adopted in the fourth quarter of 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
Note 4. Acquisition
PGI Acquisition
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. The Merger was financed by $560.0 million in aggregate principal of debt financing as well as common equity capital. In addition, the Company repaid our existing outstanding debt.
The Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of merger. The allocation of the purchase price was as follows:

In thousands	January 28, 2011
Cash	$70,771
Accounts receivable	130,359
Inventory	122,006
Assets held for sale	17,284
Other current assets	51,687
Restricted cash	31,100
Total current assets	423,207

Property, plant and equipment	468,449
Goodwill	86,376
Intangible assets	71,992
Tax indemnification asset	16,221
Other noncurrent assets	30,264
Total assets acquired	$1,096,509

Current liabilities	$230,480
Current portion of long-term debt	3,586
Long-term debt	359,010
Deferred income taxes	36,792
Other noncurrent liabilities	55,898
Noncontrolling interest	7,247
Total liabilities assumed	$693,013
Net assets acquired	$403,496
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $13.0 million. The step-up in inventory value was amortized into cost of goods sold over the period of the Company's normal inventory turns, which approximated two months.
The Company recorded intangible assets based on their estimated fair value, and consisted of the following:

In thousands	Useful Life	Amount
Technology	10 years	$31,900
Trade names	Indefinite	23,500
Customer relationships	10 years	16,500
Other	< 1 year	92
Total		$71,992
The Company allocated $23.5 million to trade names, primarily related to Chicopee. Management considered many factors in the determination that it will account for the asset as an indefinite-lived, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).
Acquisition related costs related to the Merger were as follows:

In thousands	Amount
Loan acquisition costs	$19,252
Transaction expenses:
Fiscal year ended January 1, 2011	6,388
One month ended January 28, 2011	6,137
Eleven months ended December 31, 2011	27,919
Fiscal year ended December 29, 2012	452
Total transaction expense	40,896
Total	$60,148
Loan acquisition costs related to the Merger were capitalized and recorded within Intangible assets, net in the Consolidated Balance Sheets and amortized over the term of the loan to which such costs relate. In accordance with ASC 805, "Business Combinations" ("ASC 805"), transaction expenses related to the Merger are expensed as incurred within Special charges, net in the Consolidated Statement of Operations.
China Acquisition
On May 26, 2010, the Company signed an equity transfer agreement to purchase the remaining 20% interest in our Chinese subsidiary Nanhia Nanxin Non-Woven Co. Ltd, subject to Chinese government approval. Pursuant to the agreement, the Company deposited $1.5 million into an escrow account with a bank to serve as a performance guarantee. On March 9, 2011, the Company received government approval and subsequently completed the noncontrolling interest acquisition for a purchase price of $7.2 million. The acquisition was accounted as an equity transaction in which no gain or loss was recognized.
Spain Acquisition
On December 2, 2009, the Company completed an acquisition from Grupo Corinpa S.L of certain assets and the operations of the nonwovens business of Tesalca-99, S.A. and Texnovo, S.A. (the “Sellers”) located in Barcelona, Spain. Consideration for the acquired assets consisted of 1.049 million shares of the Predecessor's Class A common stock which had a fair value of $14.5 million on the date of acquisition. The agreement contained a provision under which the Sellers were granted a put option on the Sellers land, building and equipment that were included in a lease under which the Company was provided full and exclusive use of the assets. In addition, the agreement contained a provision under which the Company was granted a call options for the same assets. On January 28, 2011, immediately prior to the Merger, the Company exercised its call option and purchased the remaining assets for an aggregate purchase price of $41.2 million.
Note 5.  Accounts Receivable Factoring Agreements
In the ordinary course of business, the Company may utilize accounts receivable factoring agreements with third-party financial institutions in order to accelerate its cash collections from product sales. In addition, these agreements provide the Company with the ability to limit credit exposure to potential bad debts, better management of costs relate to collections as well as enable customers to extend their credit terms. These agreements involve the ownership transfer of eligible trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash.
The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheet. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. Amounts due from financial institutions are recorded with Other current assets in the Consolidated Balance Sheet.
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements to sell certain non-U.S. based receivables to an unrelated third-party financial institution. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $50.4 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	December 29, 2012	December 31, 2011
Trade receivables sold to financial institutions	$48,767	$42,956
Amounts received from financial institutions	41,937	35,095
Amounts due from financial institutions	$6,830	$7,861
The Company sold $394.7 million and $291.2 million of receivables under the terms of the factoring agreements during the fiscal years ended December 29, 2012 and December 31, 2011, respectively. The increase is primarily related to the inclusion of the Netherlands, which entered into a factoring agreement in March 2012. The Company pays a factoring fee associated with the sale of receivables based on the dollar of the receivables sold. Amounts incurred for the Successor was $1.1 million during the fiscal year ended December 29, 2012 and $0.9 million for the eleven months ended December 31, 2011. The Predecessor incurred fees of $0.1 million for the one month ended January 28, 2011 and $1.0 million during the fiscal year ended January 1, 2011. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Operations.
Note 6.  Inventories, Net
At December 29, 2012 and December 31, 2011, the major classes of inventory were as follows:

In thousands	December 29, 2012	December 31, 2011
Raw materials and supplies	$41,070	$40,248
Work in process	14,299	9,574
Finished goods	39,595	54,089
Total	$94,964	$103,911
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $3.3 million and $2.5 million at December 29, 2012 and December 31, 2011, respectively.
As a result of the Merger, the Company increased the carrying value of inventory by $13.0 million in order to adjust to the estimated fair value in accordance with the accounting guidance for business combinations and noncontrolling interests. The step-up in inventory value was amortized into earnings over the period of the Company's normal inventory turns, which approximated two months.
Note 7. Property, Plant and Equipment, Net
The major classes of property, plant and equipment consisted of the following:

In thousands	December 29, 2012	December 31, 2011
Land	$31,989	$31,720
Buildings and land improvements	116,225	116,731
Machinery, equipment and other	394,862	375,808
Construction in progress	42,227	15,533
Subtotal	585,303	539,792
Less: Accumulated depreciation	(106,134)	(46,440)
Total	$479,169	$493,352
Depreciation expense for the Successor was $58.1 million and $49.3 million for the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. The Predecessor recorded depreciation expense of $3.4 million and $44.6 million during the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, respectively.

Note 8. Goodwill
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.
The changes in the carrying amount of goodwill are as follows:

	Nonwovens
In thousands	Americas	Europe	Asia	Oriented Polymers	Total
January 1, 2011	$—	$2,253	$—	$—	$2,253
Elimination of Predecessor	—	(2,308)	—	—	(2,308)
Acquisition of PGI	46,428	—	39,948	—	86,376
Acquisitions	—	—	—	—	—
Impairment	(448)	—	(7,199)	—	(7,647)
Translation	—	55	1,817	—	1,872
Other	—	—	—	—	—
December 31, 2011	$45,980	$—	$34,566	$—	$80,546
Acquisitions	—	—	—	—	—
Impairment	—	—	—	—	—
Translation	—	—	62	—	62
Other	—	—	—	—	—
December 29, 2012	$45,980	$—	$34,628	$—	$80,608
As of December 29, 2012, the Company had recorded goodwill of $80.6 million. The balance primarily relates to the Merger on January 28, 2011, in which $86.4 million was recorded as goodwill.
During the fourth quarter of 2011, the Company performed its annual impairment test of goodwill in accordance with ASC 350. Utilizing an outside valuation expert, the fair value Company's reporting units were determined based on a discounted cash flow model (income approach valuation technique). Management believes the estimates, judgments and assumptions were appropriate in the circumstances and based these assumptions on market and geographic risks unique to each reporting unit. As a result, the Company recorded a $7.6 million impairment charge to goodwill in the fourth quarter of 2011, attributable to four of its twelve reporting units. The Company does not have any accumulated impairment losses other than the amounts recorded during 2011.
In April 2012, the Company approved the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. As part of the change, the Company eliminated the Latin America Nonwovens segment and merged it with the U.S. Nonwoven segment to create the Americas Nonwoven segment.
During the fourth quarter of 2012, the Company performed its annual impairment test of goodwill in accordance with ASC 350. As a result, the Company determined that the fair value of its reporting units exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2012. However, two of the Company's reporting units failed step 1 of the impairment test, but did not have a goodwill impairment loss in step 2 as the implied fair value of goodwill in each of the reporting units exceeded its respective carrying amount.
Note 9. Intangible Assets
Indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are being amortized on a straight-line basis over their estimated useful lives.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at December 29, 2012 and December 31, 2011:

In thousands	December 29, 2012	December 31, 2011
Technology	$31,900	$31,900
Customer relationships	16,869	16,855
Loan acquisition costs	19,472	19,252
Other	446	192
Total gross finite-lived intangible assets	68,687	68,199
Accumulated amortization	(16,524)	(7,948)
Total net finite-lived intangible assets	52,163	60,251
Tradenames (indefinite-lived)	23,500	23,500
Total	$75,663	$83,751
As of December 29, 2012, the Company had recorded intangible assets of $75.7 million. Included in this amount are loan acquisition costs incurred in association with the Merger. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
Amortization of intangible assets for the Successor was $8.6 million for the fiscal year ended December 29, 2012 and $8.0 million for the eleven months ended December 31, 2011, of which $2.7 million and $2.5 million were charged to Interest expense, respectively. The Predecessor recorded amortization of intangible assets of $0.1 million in the one month ended January 28, 2011 and $1.6 million in the fiscal year ended January 1, 2011, of which $0.1 million and $0.9 million were charged to Interest expense, respectively. Estimated amortization expense on existing intangible assets for each of the next five years is expected to approximate $8 million in 2013, $7 million in 2014, $7 million in 2015, $7 million in 2016 and $7 million in 2017.
Note 10.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	December 29, 2012	December 31, 2011
Accounts payable to vendors	$127,969	$116,723
Accrued salaries, wages, incentive compensation and other fringe benefits	21,759	22,705
Accrued interest	18,630	18,630
Other accrued expenses	28,547	32,458
Total	$196,905	$190,516
Note 11.  Debt
The following table presents the Company's long-term debt at December 29, 2012 and December 31, 2011:

In thousands	December 29, 2012	December 31, 2011
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Argentine Facility	11,674	15,013
China credit facilities:
China Credit Facility — Healthcare	15,981	20,000
China Credit Facility — Hygiene	10,977	—
Capital lease obligations	244	432
Total debt	598,876	595,445
Less: Current maturities	(19,477)	(7,592)
Total long-term debt	$579,399	$587,853

The fair value of the Company's long-term debt was $640.0 million at December 29, 2012 and $612.8 million at December 31, 2011. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
At December 29, 2012, long-term debt maturities are as follows:

In thousands
2013	$19,597
2014	9,529
2015	8,431
2016	1,723
2017	—
2018 and thereafter	560,000
Total	$599,280
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1.
The indenture governing the Senior Secured Notes, among other restrictions, limits the Company's ability and the ability of the Company's restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v); incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. However, subject to certain exceptions, the indenture permits the Company and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.
Under the indenture governing the Senior Secured Notes and under the credit agreement governing the senior secured asset-based revolving credit facility, the Company's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA as defined in the indenture.
ABL Facility
In connection with the Merger, the Company entered into a senior secured asset-based revolving credit facility (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis. The ABL Facility is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, the Company had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to expire on January 28, 2015.
On October 5, 2012, the Company entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. The Company maintained the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of December 29, 2012, the Company had no outstanding borrowings under the ABL Facility. Borrowing base availability was $31.5 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $20.5 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 29, 2012.
Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements)

plus (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the administrative agent's Prime Rate and (b) the federal funds effective rate plus 0.5% (“ABR”) plus (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2.
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
Argentine Facility
In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina in order to finance the installation of a new spunmelt line at its facility near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan. The loans are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.
The interest rate applicable to borrowings under these term loans is based on LIBOR plus 290 basis points for the U.S. dollar-denominated loan and Buenos Aires Interbanking Offered Rate plus 475 basis points for the Argentine peso-denominated loan. Principal and interest payments began in July 2008 with the loans maturing as follows: annual amounts of $3.5 million beginning in 2011 and continuing through 2015, and the remaining $1.7 million in 2016.
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 29, 2012, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $12.1 million, with a carrying amount of $11.7 million. The interest rates were 3.20% and 3.46% at December 29, 2012 and December 31, 2011, respectively.
China Credit Facility — Healthcare
In the third quarter of 2010, the Company's subsidiary in China entered into a three-year U.S. dollar denominated construction loan agreement (the “Healthcare Facility”) with a banking institution in China to finance a portion of the installation of the new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. As of December 31, 2011, the outstanding balance under the Healthcare Facility was $20.0 million with a weighted average interest rate of 5.58%.
The three-year term of the agreement began with the date of the first draw down on the Healthcare Facility, which occurred in fourth quarter of 2010. The interest rate applicable to borrowings is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points. As of December 29, 2012, the outstanding balance under the Healthcare Facility was $16.0 million with a weighted-average interest rate of 5.44%. The Company repaid $4.0 million of the principal balance in the fourth quarter of 2012, with the remaining $16.0 million to be repaid during 2013.
China Credit Facility — Hygiene
On July 1, 2012, the Company's subsidiary in China entered into a three-year U.S. dollar denominated construction loan agreement (the “Hygiene Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. As of December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted-average interest rate of 5.51%. In addition, the Company had $9.4 million of outstanding letters of credit that are set to expire in the first quarter of 2013.
The interest rate applicable to borrowings under the Hygiene Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (520 basis points at the time the credit agreement was executed). The Company's first payment on the outstanding principal is due in late 2013.
Other Indebtedness

The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements. At December 29, 2012, outstanding amounts related to such facilities were $0.8 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.46%. In addition, the Company’s subsidiary in Argentina enters into short-term credit facilities to finance working capital requirements. The outstanding indebtedness under these facilities was $5.0 million at December 31, 2011, all which matured at various dates through November 2012 at a weighted average interest rate of 3.00%. Borrowings under these facilities were included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $6.9 million and $4.4 million at December 29, 2012 and December 31, 2011, respectively. None of these letters of credit have been drawn upon.
Note 12.  Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. These fluctuations can increase the cost of financing, investing and operating the business. The Company uses derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments are not used for trading or other speculative purposes.
All derivatives are recognized on the Consolidated Balance Sheet at their fair value as either assets or liabilities. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is designated as a fair value hedge and determined to be highly effective are recorded in current earnings, along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Changes in the fair value of a derivative that is designated as a cash flow hedge and considered highly effective are recorded in Accumulated other comprehensive income (loss) until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the Consolidated Balance Sheet and linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid.
The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively, in accordance with current accounting standards.
The following table presents the fair values of the Company's derivative instruments included within Accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011:

	As of December 29, 2012		As of December 31, 2011
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene contracts	$22,554	$(1,248)	$40,265	$(3,807)
Undesignated hedges:
Healthcare contracts	—	—	3,680	(147)
Total	$22,554	$(1,248)	$43,945	$(3,954)
Hygiene Contracts
On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new hygiene line under construction in China (the "Hygiene Contracts"). The contracts allow the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Hygiene Contracts qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Foreign currency and other, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Since inception, the Company amended the equipment purchase contract on the hygiene line to which the

Hygiene Contracts are linked. However, the Company modified the notional amounts of the Hygiene Contracts to synchronize with the underlying updated contract payments. As a result, the Hygiene Contracts remain highly effective and continue to qualify for hedge accounting treatment.
Healthcare Hedges
In February 2010, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to hedge the changes in fair value of a firm commitment to purchase equipment related to the new healthcare line under construction in China (the "Healthcare Hedges"). The contracts allow for put and call options that provide for a floor and ceiling price on equipment payments to hedge fluctuations in currency rates between the U.S. dollar and the Euro. The Healthcare Hedges qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Foreign currency and other, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk.
Since inception, the Company amended its equipment purchase contract on the healthcare line in which the Healthcare Hedges are linked to. However, the Company modified the notional amounts of the Healthcare Hedges to synchronize with the underlying updated contract payments. As a result, the Healthcare Hedges remained highly effective and continue to qualify for hedge accounting treatment. At January 1, 2011, the fair value of the Healthcare Hedges was $0.5 million recorded within Accounts payable and accrued expenses. In January 2011, the Company settled the Healthcare Hedges for $0.5 million, removed the related liability and terminated the agreement prior to the Merger.
Healthcare Contracts
In January 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new healthcare line under construction in China (the "Healthcare Contracts"). The contracts allowed the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Healthcare Contracts qualified for hedge accounting treatment and were considered a fair value hedge; therefore, changes in the fair value of each contract was recorded in Foreign currency and other, net along with the gain or loss on the recognized hedged asset or liability that was attributable to the hedged risk.
In July 2011, the Company completed commercial acceptance of the new healthcare line under construction in China and recorded a liability for the remaining balance due. As a result, the Company removed the hedge designation of the Healthcare Contracts and will continue to recognize changes in the fair value of the contracts in current earnings as an undesignated hedge. However, changes in the fair value of the hedged asset that is attributable to the hedged risk has been capitalized in the cost base of the healthcare line and no longer recognized in current earnings. During the first quarter of 2012, the Company remitted the final payment on the healthcare line and simultaneously fulfilled its obligations under the Healthcare Contracts.
The following table represents the amount of (gain) or loss associated with derivatives designated as hedges affecting Foreign currency and other, net in the Consolidated Statement of Operations:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Designated hedges:
Healthcare hedges	$—	$—	$(29)	$542
Healthcare contracts	—	(544)	(118)	—
Hygiene contracts	(2,559)	3,807	—	—
Undesignated hedges:
Healthcare contracts	(147)	809	—	—
Total	$(2,706)	$4,072	$(147)	$542
Gains and losses associated with the Company's designated fair value hedges are materially offset within Foreign currency and other, net by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the underlying transaction is no longer recognized in earnings.
Interest Rate Swap

In February 2009, the Company entered into an interest rate swap which converted the variable LIBOR-based interest payments on a portion of the Predecessor debt to a fixed amount. The interest rate swap qualified for hedge accounting treatment; therefore, changes in the fair value of each contract was recorded in the Accumulated other comprehensive income (loss). In September 2009, the Company amended the underlying debt and subsequently concluded that 92% of the notional amount of the interest rate swaps no longer met the criteria for cash flow hedge accounting and was undesignated. As a result, the related portion included in Accumulated other comprehensive income (loss) was frozen and will be reclassified to earnings as future interest payments are made. In connection with the Merger, the Company settled the interest rate swap and terminated the contract.
During the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, the amount of gain (loss) from the interest rate swap recognized in Accumulated other comprehensive income (loss) by the Predecessor was an immaterial loss and a gain of $0.1 million, respectively. In addition, the amount of loss reclassified from Accumulated other comprehensive income (loss) to Interest expense was $0.2 million and $2.2 million for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, respectively, for the Predecessor.
Note 13.  Fair Value of Financial Instruments
The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:
Level 1 — Inputs based on quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities, therefore requiring an entity to develop its own assumptions.
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	December 29, 2012
Assets
Firm commitment	$—	$1,248	$—	$1,248

Liabilities
Hygiene contracts	—	(1,248)	—	(1,248)
Healthcare contracts	—	—	—	—

In thousands	Level 1	Level 2	Level 3	December 31, 2011
Assets
Firm commitment	$—	$3,807	$—	$3,807

Liabilities
Hygiene contracts	—	(3,807)	—	(3,807)
Healthcare contracts	—	(147)	—	(147)
ASC 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•
Firm Commitment — Assets recognized associated with an unrecognized firm commitment to purchase equipment. The fair value of the assets is based upon indicative price information obtained from a third-party financial institution that is the counterparty to the transaction.

•
Derivative instruments — These instruments consist of foreign forward exchange contracts. The fair value is based upon indicative price information obtained from a third-party financial institution that is the counterparty to the transaction.

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 29, 2012 are the same as those used at December 31, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.
Note 14.  Pension and Postretirement Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit plans that cover certain employees. Postretirement benefit plans, other than pensions, provide healthcare benefits for certain eligible employees. Benefits are primarily based on years of service and the employee’s compensation.
Pension Plans
The Company has both funded and unfunded pension benefit plans. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required.
The following table details information regarding the Company's pension plans:

In thousands	U.S. Pension Plans			Non-U.S. Pension Plans
	Successor		Predecessor	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Pension Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$(15,219)	$(13,125)	$(13,367)	$(105,637)	$(104,758)	$(102,909)
Service costs	—	—	—	(2,002)	(1,917)	(162)
Interest costs	(620)	(646)	(58)	(5,032)	(5,262)	(458)
Participant contributions	—	—	—	(173)	(173)	(12)
Actuarial gain / (loss)	(1,451)	(2,349)	219	(25,848)	(4,089)	448
Settlements / curtailments	—	—	—	5,520	—	—
Benefit payments	981	901	81	4,556	4,410	398
Currency translation	—	—	—	(2,964)	6,152	(2,061)
Benefit obligation at end of year	$(16,309)	$(15,219)	$(13,125)	$(131,580)	$(105,637)	$(104,756)
Change in Plan Assets:
Fair value at beginning of year	$11,341	$11,974	$11,965	$129,365	$115,718	$117,398
Actual return on plan assets	1,091	(392)	29	12,611	21,492	(3,786)
Employer and participant contributions	721	660	61	3,493	3,970	222
Settlements / curtailments	—	—	—	(4,542)	—	—
Benefit payments	(981)	(901)	(81)	(4,556)	(4,410)	(398)
Currency translation	—	—	—	2,693	(7,405)	2,282
Fair value at end of year	$12,172	$11,341	$11,974	$139,064	$129,365	$115,718
Funded (unfunded) status	$(4,137)	$(3,878)	$(1,151)	$7,484	$23,728	$10,962
Amounts included in the balance sheet:
Current assets	$—	$—	$—	$263	$—	$—
Other noncurrent assets	—	—	—	15,087	31,688	17,462
Accounts payable and accrued liabilities	—	—	—	(334)	(895)	(317)
Other noncurrent liabilities	(4,137)	(3,878)	(1,151)	(7,532)	(7,065)	(6,183)
Net amount recognized	$(4,137)	$(3,878)	$(1,151)	$7,484	$23,728	$10,962
The Company has plans whose fair value of plan assets exceeds the benefit obligation. In addition, the Company also has plans whose benefit obligation exceeds the fair value of plan assets. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized for all pension plans approximates $3.3 million, $19.9 million and $9.8 million at December 29, 2012, December 31, 2011 and January 28, 2011, respectively.
The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s pension plans as of December 29, 2012 and December 31, 2011:

In thousands	U.S. Pension Plans		Non-U.S. Pension Plans
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	4,688	3,610	7,737	(10,949)
Prior service cost	—	—	—	—
Net amounts recognized	$4,688	$3,610	$7,737	$(10,949)
The components of the Company's pension related costs for the following periods are as follows:

	U.S. Pension Plans				Non-U.S. Pension Plans
In thousands, except percentage data	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Pension Benefit Plans
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$2,002	$1,917	$162	$1,984
Interest cost	620	646	58	730	5,032	5,262	458	5,215
Return on plan assets	(1,091)	392	(29)	(1,584)	(12,611)	(21,492)	3,785	(10,454)
Curtailment / settlement (gain) loss	—	—	—	—	792	—	—	—
Net amortization of:
Transition costs and other	373	(1,260)	(36)	894	6,911	16,043	(4,293)	5,336
Net periodic benefit cost	$(98)	$(222)	$(7)	$40	$2,126	$1,730	$112	$2,081
Weighted average assumptions used:
Return on plan assets	8.0%	8.0%	8.0%	8.0%	1.5 - 6.0%	2.4 - 6.0%	2.5 - 6.0%	2.5 - 6.0%
Discount rate	3.8%	5.6%	5.4%	5.4%	3.7 - 7.0%	4.0 - 7.3%	4.8 - 8.5%	4.8 - 8.5%
Salary and wage escalation rate	N/A	N/A	N/A	N/A	2.0 - 4.5%	2.0 - 4.5%	2.0 - 4.5%	2.0 - 4.5%
During the fourth quarter of 2012, the Company completed the liquidation of two pension plans related to its former Dominion Textile, Inc. business in Canada. All pension benefits legally owed to plan participants were fully paid from plan assets by the end of 2012. Excess plan assets left in the trust after all participants were paid was $0.3 million and is reported within Other current assets in the Company's Consolidated Balance Sheet at December 29, 2012. The surplus was received by the Company in the first quarter of 2013. As a result of the liquidation of these plans, the Company recognized a settlement loss of $0.8 million within Special charges, net in the Company's Consolidated Statement of Operations.
The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested in order to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan's investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. The Company reviews each plan and its historical returns and target asset allocations to determine the appropriate long-term rate of return on plan assets to be used. Discount rates are primarily based on the market yields of global bond indices for AA-rated corporate bonds, applied to a portfolio for which the term and currency correspond with the estimated term and currency of the obligation.
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During 2013, employer contributions are expected to approximate $5.3 million. As well, the Company expects to recognize amortization of actuarial gains/losses as components of net periodic benefit cost of $0.4 million.
Investment decisions
The Company’s overall investment strategy for pension plan assets is to achieve a blend of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. In the U.S., the target allocations for plan assets are 40-55 percent in equity securities, 40-55 percent in corporate bonds and U.S. Treasury securities and the remainder in cash, cash equivalents or other types of investments. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies principally located in the U.S. Fixed income securities include corporate bonds of companies of diversified industries and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different strategies.
The plans’ weighted-average asset allocations by asset category are as follows:

	December 29, 2012	December 31, 2011
Cash	1%	3%
Equity Securities	31%	29%
Fixed Income Securities	68%	68%
Total	100%	100%

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
The fair value of the Company's pension plan assets at December 29, 2012 by asset category is as follows:

In thousands	Total	Level 1	Level 2	Level 3
Cash	$1,942	$1,942	$—	$—
Equity securities:
U.S. equities (a)	7,877	6,190	1,687	—
Foreign equities (b)	10,509	522	9,987	—
Global equity funds (c)	25,483	—	25,483	—
Emerging markets (d)	2,424	1,094	1,330	—
Total equity securities	46,293	7,806	38,487	—
Fixed income securities:
U.S. fixed income funds (e)	4,121	4,121	—	—
Foreign fixed income funds (f)	98,880	—	98,880	—
Total fixed income securities	103,001	4,121	98,880	—
Total	$151,236	$13,869	$137,367	$—

(a)	This category consists of commingled and registered mutual funds that focus on equity securities of U.S companies. It includes both indexed and actively managed funds.

(b)	This category consists of commingled and registered mutual funds that focus on equity securities of companies outside of the U.S. It includes both indexed and actively managed funds.

(c)	This category consists of commingled and registered mutual funds that invest in equity securities of both U.S. and foreign companies. It includes actively managed funds

(d)	This category consists of commingled and registered mutual funds that invest in equity securities of companies in emerging market economies. It includes actively managed funds.

(e)	This category consists of actively managed funds that invest in investment-grade bonds of U.S. issuers from diverse industries and U.S. government bonds and treasury notes.

(f)	This category consists of funds that invest in investment-grade bonds of foreign companies and Euro region government bonds.
The fair value of the Company's pension plan assets at December 31, 2011 by asset category is as follows:

In thousands	Total	Level 1	Level 2	Level 3
Cash	$4,209	$384	$3,825	$—
Equity securities:
U.S. equities (a)	7,012	5,381	1,631	—
Foreign equities (b)	10,071	842	9,229	—
Global equity funds (c)	21,991	—	21,991	—
Emerging markets (d)	1,559	413	1,146	—
Total equity securities	40,633	6,636	33,997	—
Fixed income securities:
U.S. fixed income funds (e)	4,321	4,321	—	—
Foreign fixed income funds (f)	91,543	—	91,543	—
Total fixed income securities	95,864	4,321	91,543	—
Total	$140,706	$11,341	$129,365	$—

(a)	This category consists of commingled and registered mutual funds that focus on equity securities of U.S companies. It includes both indexed and actively managed funds.

(b)	This category consists of commingled and registered mutual funds that focus on equity securities of companies outside of the U.S. It includes both indexed and actively managed funds.

(c)	This category consists of commingled and registered mutual funds that invest in equity securities of both U.S. and foreign companies. It includes actively managed funds

(d)	This category consists of commingled and registered mutual funds that invest in equity securities of companies in emerging market economies. It includes actively managed funds.

(e)	This category consists of actively managed funds that invest in investment-grade bonds of U.S. issuers from diverse industries and U.S. government bonds and treasury notes.

(f)	This category consists of funds that invest in investment-grade bonds of foreign companies and Euro region government bonds.
Postretirement Plans
The Company sponsors several Non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The following table details information regarding the Company's postretirement plans:

In thousands	U.S. Postretirement Plans			Non-U.S. Postretirement Plans
	Successor		Predecessor	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Postretirement Benefit Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$—	$—	$—	$(4,908)	$(5,599)	$(5,715)
Additional benefit obligations	—	—	—	—	—	—
Service costs	—	—	—	(69)	(75)	(7)
Interest costs	—	—	—	(218)	(279)	(24)
Actuarial gain / (loss)	—	—	—	(394)	(323)	128
Settlements / curtailments	—	—	—	364	556	—
Benefit payments	—	—	—	407	614	34
Currency translation	—	—	—	(46)	198	(15)
Benefit obligation at end of year	$—	$—	$—	$(4,864)	$(4,908)	$(5,599)
Change in Plan Assets:
Fair value at beginning of year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer and participant contributions	—	—	—	407	614	34
Benefit payments	—	—	—	(407)	(614)	(34)
Currency translation	—	—	—	—	—	—
Fair value at end of year	$—	$—	$—	$—	$—	$—
Funded status	$—	$—	$—	$(4,864)	$(4,908)	$(5,599)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	—	—	—	(449)	(531)	(483)
Other noncurrent liabilities	—	—	—	(4,415)	(4,377)	(5,116)
Net amount recognized	$—	$—	$—	$(4,864)	$(4,908)	$(5,599)
The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s postretirement benefit plans as of December 29, 2012 and December 31, 2011:

In thousands	Non-U.S. Postretirement Plans
	December 29, 2012	December 31, 2011
Transition net asset	$—	$—
Net actuarial (gain) loss	443	295
Prior service cost	—	—
Net amounts recognized	$443	$295
The components of the Company's postretirement related costs for the following periods are as follows:

	U.S. Postretirement Plans				Non-U.S. Postretirement Plans
In thousands, except percentage data	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$69	$75	$7	$76
Interest cost	—	—	—	—	218	279	24	345
Curtailment / settlement (gain) loss	—	—	—	—	186	(556)	—	—
Net amortization of:
Transition costs and other	—	—	—	(97)	26	—	(26)	(241)
Net periodic benefit cost	$—	$—	$—	$(97)	$499	$(202)	$5	$180
Weighted average assumptions used:
Discount rate	N/A	N/A	N/A	N/A	3.5 - 7.0%	5.3 - 8.0%	5.0 - 8.5%	5.0 - 8.5%
Salary and wage escalation rate	N/A	N/A	N/A	N/A	3.0 - 4.5%	3.0 - 4.5%	3.0 - 4.5%	3.0 - 4.5%
Due to the divestiture of Difco in May 2011, the Company terminated the employment of the remaining employees during the fourth quarter of 2011. The terminated employees are not entitled to postretirement benefits. As a result, the Company recognized a curtailment gain of $0.6 million related to the release of the benefit obligation associated with this event. This gain appears in the line, Discontinued Operations, net in the Company’s Consolidated Statement of Operations.
Assumed health care cost trend rates
The health care cost trend rate assumptions for the Company provided health care benefits for retirees in Canada are reflected in the following table. The Company does not provide post-employment health care benefits for retirees in other countries.

	December 29, 2012	December 31, 2011
Weighted average health care cost trend rate assumed for next year	6.42%	6.42%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reached the ultimate trend rate	2028	2028
A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2012 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 29, 2012 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2012 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 29, 2012 by $0.1 million.
Expected Benefit Payments
The following table reflects the total benefits projected to be paid from the pension plans or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations. Therefore, actual payments may differ from projected benefit payments. The expected level of payments to, or on the behalf of, participants is as follows:

In thousands	Pension	Postretirement
2013	$5,532	$441
2014	5,314	414
2015	5,539	404
2016	5,940	392
2017	6,359	380
2018 to 2022	41,464	1,705
Defined Contribution Plans
The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.5 million, $2.5 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively.
Note 15. Equity Compensation Plans
The Company accounts for stock-based compensation plans in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company's stock-based compensation plans have included a program for stock options and restricted stock units.
Predecessor Equity Compensation Plans
The Predecessor adopted various compensation plans to attract, retain and motivate directors, officers and employees of the Company and its subsidiaries. These plans included nonqualified stock options of common stock, restricted shares and restricted share units. In association with the Merger, the Predecessor's stock options, as well as the restricted shares and restricted share units, vested, if unvested, and were canceled and converted into the right to receive cash for each share, without interest, on January 28, 2011. With respect to the Company's stock options, the amount in cash was adjusted by the exercise price of $6.00 per share. As a result, the Company recognized $12.7 million in the Statement of Operations related to the accelerated vesting of its stock options, restricted shares and restricted share units during the one month ended January 28, 2011.
In addition, the Company maintained an employment agreement with its Chief Executive Officer that provided for a one-time award of equity and cash at the expiration date of the agreement. The equity award component was dependent upon an ending stock price at the measurement date and the cash component would have been equal to thirty percent of the equity award component. In contemplation of the Merger, the Chief Executive Officer entered into a new employment agreement which became effective as of the time of the Merger and superseded the previous employment agreement. Accordingly, the Chief Executive Officer has no further rights under the previous employment agreement.
Successor Equity Compensation Plans
In January 2011, Holdings adopted an Incentive Stock Plan (the “2011 Plan”), pursuant to which Holdings will grant options to selected employees and directors of the Company. The 2011 Plan, which includes time-based, performance-based and exit-based options, provides that 22,289 shares of common stock of Holdings are available for grant. At December 29, 2012, the indirect parent has 1,829 shares available for future incentive awards.
Changes in options outstanding under the 2011 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - January 1, 2011	—	$—
Granted	17,699	1,000
Canceled / Forfeited	(842)	1,000
Exercised	—	—
Outstanding - December 31, 2011	16,857	1,000
Granted	4,582	1,000
Canceled / Forfeited	(979)	1,000
Exercised	—	—
Outstanding - December 29, 2012	20,460	$1,000
Exercisable - December 29, 2012	1,083	$1,000
Options granted under the 2011 Plan expire on the tenth anniversary date of the date of grant and vest based on the type of option granted. Time-based options vest based upon the passage of time in equal installments at the respective anniversaries of the date of grant. Performance-based options vest with each of the first five anniversaries of March 31, 2011 if certain annual financial performance targets are met. Exit-based options vest on the date, if any, when Blackstone receives cash proceeds with respect to its investment in the Company's equity securities that meets a specified financial yield. All options are subject to continued employment with the Company.
The fair value of each time-based award is expensed on a straight-line basis over the requisite service period, which is generally the three or five year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. As of December 29, 2012, unrecognized compensation expense related to non-vested options granted under the 2011 Plan totaled $1.9 million.
The weighted-average fair value of stock options granted during fiscal 2012 and 2011 was $275.079 and $444.345, respectively, using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	Fiscal 2012	Fiscal 2011
Risk-free interest rate	0.35%	1.83%
Dividend yield	—%	—%
Expected life	3.3 years	4.9 years
Volatility	38.02%	49.57%
As the Company does not have sufficient historical volatility data for the common stock of Holdings, the stock price volatility utilized in the fair value calculation is based on the Company's peer group in the industry in which it does business. The risk-free interest rate is based on the yield-curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life is based on the vesting schedule of the options and their contractual life, taking into consideration the expected time in which the share price of the option would exceed the exercise price of the option. The estimated fair value of the options that have been granted under the 2011 Plan were determined using a third-party valuation specialist.
Other Compensation Agreements
In contemplation of the Merger, the Chief Executive Officer entered into an employment agreement which became effective as of the time of the Merger. The agreement provides that as long as the Chief Executive Officer is an employee in good standing on April 23, 2013, that she would be entitled to a one-time grant of shares in the indirect parent having a value equal to $694,000 (the “Equity Award”). Further, the Equity Award could be granted at an earlier date if the condition of “Involuntary Termination” has been met. As of December 29, 2012, the unrecognized compensation expense related to the Equity Award granted under the employment agreement totaled $0.1 million.
Compensation Expense

Stock-based compensation expense is included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amount of compensation expense recognized during the period is based on the portion of granted awards that are expected to vest. Ultimately, the total expense recognized of the vesting period will equal the fair value of the awards as of the grant date that actually vest. The following table summarizes the compensation expense recognized:

In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011
Stock options	$532	$441
Equity awards	310	287
Total	$842	$728
Note 16.  Income Taxes
The provision for income taxes was computed based on the following components of income (loss) before income tax expense and discontinued operations:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Domestic	$(44,664)	$(75,910)	$(19,238)	$(25,000)
Foreign	26,281	2,809	1,485	41,329
Total	$(18,383)	$(73,101)	$(17,753)	$16,329
The components of income tax (provision) benefit for the respective periods are as follows:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Current:
Federal and state	$397	$17,115	$(302)	$7,001
Foreign	(9,175)	(17,498)	(247)	(15,350)
Deferred:
Federal and state	90	—	—	794
Foreign	1,033	3,655	—	3,021
Income tax (provision) benefit	$(7,655)	$3,272	$(549)	$(4,534)
The income tax (provision) benefit differs from the amount of income taxes determined by applying the applicable U.S. federal statutory rate of 35% to pretax income as a result of the following differences:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Computed income tax (provision) benefit at statutory rate	$6,435	$25,585	$6,214	$(5,715)
State income taxes, net of U.S. federal tax benefit	(5)	1,207	(27)	(437)
Change in valuation allowance	(17,035)	(30,823)	(6,579)	(10,755)
Local country withholding tax	(800)	(3,574)	(157)	(1,210)
Tax attribute carryforward expiration	—	—	—	—
Intra-period allocation rule exception	—	970	—	2,787
Foreign rate difference	3,852	(6,338)	56	3,967
Change in U.S. Personal Holding Company liability	—	16,221	(54)	7,864
Other	(102)	24	(2)	(1,035)
Income tax (provision) benefit	$(7,655)	$3,272	$(549)	$(4,534)
For the tax year ended December 31, 2011, the unrecognized tax benefit (the “UTB”) associated with the Personal Holding Company ("PHC") matter was released in its entirety, including $2.2 million related to the expiration of statute of limitations and $14.0 million related to the favorable Internal Revenue Service (the “IRS”) ruling. For the tax year ended January 1, 2011, the change in the PHC UTB includes a benefit of $8.7 million from the expiration of statute of limitations, offset by additional interest of $0.8 million.
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
Deferred income tax assets and liabilities consist of the following:

In thousands	December 29, 2012	December 31, 2011
Deferred tax assets:
Provision for bad debts	$1,263	$1,313
Inventory capitalization and allowances	146	507
Net operating loss and capital loss carryforwards	183,917	182,040
Tax credits	3,681	4,001
Employee compensation and benefits	10,732	4,662
Property, plant and equipment	—	—
Other, net	18,291	14,737
Total deferred tax assets	218,030	207,260
Valuation allowance	(203,837)	(178,161)
Net deferred tax assets	$14,193	$29,099

Deferred tax liabilities:
Property, plant and equipment, net	$(29,832)	$(35,553)
Intangibles	(4,593)	(5,294)
Stock basis of subsidiaries	(281)	(4,277)
Undistributed Earnings	(1,762)	(5,020)
Other, net	(6,608)	(9,110)
Total deferred tax liabilities	(43,076)	(59,254)
Net deferred tax liabilities	$(28,883)	$(30,155)
The Company records a deferred tax liability associated with the excess of book basis over tax basis in the shares of subsidiaries not considered permanently invested. At December 29, 2012, the Company has not provided deferred U.S. income taxes on $64.2 million of unremitted earnings of its foreign subsidiaries where the earnings are considered permanently invested. If management decided to repatriate these earnings, they would become taxable in the United States. In the event of additional tax, unrecognized tax attributes may be available to reduce some portion of any U.S. income tax liability.
Prior to potential Internal Revenue Code Section 382 (“Section 382”) limitations, the Company has $303.6 million of U.S. federal operating loss carryforwards that expire between 2024 and 2032. Although Section 382 limits a company’s ability to use net operating losses on an annual basis, management believes the Section 382 limitation will not have a significant impact on the aggregate availability of U.S. federal net operating losses, and will have no material impact on the financial position of the Company. In addition, the Company has $649.8 million of aggregated state operating loss carryforwards that expire over various time periods, and has $162.5 million of foreign operating loss carryforwards, of which $67.5 million have an unlimited carryforward life and $56.9 million expire between 2013 and 2021. The remaining $38.1 million of foreign operating loss carryforwards expire between 2013 and 2032. The Company has potential tax benefits of $1.7 million of tax credit carryforwards on foreign jurisdictions, $0.3 million of which have an unlimited carryforward life, and the remaining $1.4 million expire between 2013 and 2022. The Company has $0.7 million of AMT credit with an unlimited carryforward life.
A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the likelihood that a deferred tax asset will be realized, management considers, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and credits as well as tax planning strategies available to the Company. After consideration of all available evidence both positive and negative, the Company has determined that valuation allowances of $203.8 million and $178.2 million are appropriate as of December 29, 2012 and December 31, 2011, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Unrecognized tax benefits at beginning of period	$12,892	$24,704	$24,357	$29,366
Gross increases for tax positions of prior years	—	—	—	457
Gross decreases for tax positions of prior years	(127)	(11,654)	(239)	(24)
Increases in tax positions for the current year	2,085	2,621	141	1,797
Lapse of statute of limitations	(1,810)	(2,898)	—	(7,106)
Purchase accounting adjustment	—	—	445	—
Currency translation	(246)	119	—	(133)
Unrecognized tax benefits at end of period	$12,794	$12,892	$24,704	$24,357
The total amount of UTBs as of December 29, 2012 and December 31, 2011 were $25.0 million and $25.9 million, respectively. These amounts include accrued interest and penalties of $12.2 million and $13.0 million at December 29, 2012 and December 31, 2011, respectively. Further, UTBs of $25.0 million represent the amount that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance as of December 29, 2012 was $4.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to lapse of statute of limitations or settlement of issues. The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.
During 2012, the Company completed a sale of leased equipment between its' Netherlands and Colombia subsidiaries. At December 29, 2012, the capitalized assets have a book value of $20.7 million, which will be depreciated over the remaining useful life of the equipment. The Company recognized no gain or loss on this intercompany transaction. However, due to different tax rates in each jurisdiction, the transaction resulted in a deferred tax expense of $1.2 million which the Company recorded within Additional paid-in-capital. The equity adjustment will be recognized in earnings over the remaining useful life of the equipment.
The Company determined that it may be subject to PHC tax for past periods and established a liability in accordance with the recognition provisions of ASC 740 "Income Taxes" (ASC 740"). However, in the fourth quarter of 2011, the IRS issued a favorable ruling determining the Company was not a PHC.
Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 29, 2012, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2012. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, the Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the foreign jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2012.
Note 17.  Shareholders’ Equity
In connection with the Merger on January 28, 2011, all existing shares of Polymer Group, Inc's common and preferred stock were canceled and converted into the right to redeem for a portion of the merger consideration. In addition, Blackstone, along with certain members of the Company's management, contributed $259.9 million through the purchase of Holdings. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from Holdings to the Company. Amounts related to Blackstone and certain board members are recorded in Additional paid-in capital. The remaining portion, related to certain members of the Company's management, are recorded in Other noncurrent liabilities as they contain a three-year call option feature. Subsequent to January 28, 2011, certain members of the Company's management and certain board members purchased common stock of Holdings. In addition, the Company has repurchased common stock from former employees.

At December 29, 2012, the net amount purchased was $1.0 million and accordingly, the Company recorded the basis in these shares as additional paid-in capital or as a noncurrent liability, as necessary.
Common Stock
The authorized share capital of the Company is $10, consisting of 1,000 shares, par value $0.01 per share. As of December 29, 2012, Scorpio Acquisition Corporation owns 100% of the Company's issued and outstanding common stock.
The Company did not pay any dividends during fiscal years 2012 or 2011. The Company intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows:

In thousands	December 29, 2012	December 31, 2011
Currency translation	$(1,003)	$(3,290)
Employee benefit plans, net of tax of ($896) as of December 29, 2012 and ($881) as of December 31, 2011	(13,766)	6,161
Change in the fair value of cash flow hedges, net of tax	—	—
Total	$(14,769)	$2,871
Note 18.  Special Charges, Net
As part of our business strategy, the Company incurs amounts related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable. These amounts are included in Special charges, net in the Statement of Operations. A summary for each respective period is as follows:

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$12,403	$—	$—	$—
Plant realignment costs	4,096	1,515	194	9,098
IS support initiative	867	—	—	—
Other restructure initiatives	511	—	—	—
Total restructuring and plant realignment costs	17,877	1,515	194	9,098
Acquisition and merger related costs
Blackstone acquisition costs	452	27,919	6,137	6,388
Accelerated vesting of share-based awards	—	—	12,694	—
Total acquisition and merger related costs	452	27,919	18,831	6,388
Other special charges
Colombia flood	57	1,037	1,685	1,585
Goodwill impairment	—	7,647	—	—
Asset impairment charges	—	1,620	—	744
Other charges	1,206	1,607	114	178
Total other special charges	1,263	11,911	1,799	2,507
Total	$19,592	$41,345	$20,824	$17,993

Restructuring and Plant Realignment Costs
Internal redesign and restructuring of global operations
On April 10, 2012, the Company's Board of Directors approved the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. During the fiscal year ended December 29, 2012, the Company incurred $12.4 million associated with this initiative, of which $8.8 million related to employee separations and $1.6 million related to professional consulting fees. Costs related to employee relocation, recruitment and other administrative costs were $2.0 million.
Plant Realignment Costs
The Company incurs costs associated with ongoing restructuring initiatives intended to result in lower working capital levels and improve operating performance and profitability. Costs associated with these initiatives include improving manufacturing productivity, reducing headcount, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. For the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, the Successor incurred costs of $4.1 million and $1.5 million, respectively, associated with plant realignment initiatives primarily in the Americas and Europe regions. Costs incurred for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011 were $0.2 million and $9.1 million, respectively, for the Predecessor. These costs related to severance and shut down costs primarily in the Americas and Europe regions.
IS Support Initiative
During 2012, the Company launched an initiative to utilize a third-party service provider for its Information Systems support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. For the fiscal year ended December 29, 2012, the Company incurred $0.9 million associated with this initiative, which consisted primarily of employee separation and severance expenses.
Other Restructuring Initiatives
The Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize the manufacturing process. During the fiscal year ended December 29, 2012, costs associated with these initiatives were $0.5 million.
The changes in the restructuring reserves were as follows:

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Beginning balance	$1,100	$1,694	$1,726	$2,713
Additions	15,074	1,515	194	9,098
Cash payments	(9,930)	(2,022)	(220)	(10,181)
Adjustments	34	(87)	(6)	96
Ending balance	$6,278	$1,100	$1,694	$1,726
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and anticipates that the substantial majority of the remaining accrued liability will be paid by the end of 2013.
Acquisition and Merger Related Costs
Blackstone Acquisition Costs
As a result of the Merger on January 28, 2011, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. For the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, the Successor incurred $0.5 million and $27.9 million, respectively, of costs associated with the Merger. In addition, the Successor also incurred $19.3 million in direct financing costs associated with the issuance of the $560 million aggregate 7.75% senior secured notes as well as with entering into the senior secured asset-based revolving credit facility. These costs were capitalized as an intangible asset and will be amortized over the term of the loans to which such costs relate. Transaction costs related to investment banking, legal, accounting and other fees for professional services incurred for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011 were $6.1 million and $6.4 million, respectively, for the Predecessor.
Accelerated Vesting of Share-Based Awards
Due to the change in control associated with the Merger, the Company's Predecessor stock options as well as the restricted shares and restricted share units underlying the Restricted Stock Plans vested, if unvested, were canceled and converted into the right to receive on January 28, 2011, (i) an amount in cash equal to the per share closing payment and (ii) on each escrow release date, an amount equal to the per share escrow payment, in each case, less any applicable withholding taxes. With respect to the Company's stock options, the amount in cash was adjusted by the exercise price of $6.00 per share. As a result, the Predecessor recognized $12.7 million related to the accelerated vesting stock options, restricted shares and restricted share units during the one month ended January 28, 2011.
Other Special Charges
Colombia Flood
In December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where its manufacturing facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter of 2011.
For the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, the Successor incurred $0.1 million and $1.0 million, respectively, of costs associated with the flood. Costs incurred by the Predecessor for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011 were $1.7 million and $1.6 million, respectively. These costs related to restoration of the facility and were net of insurance proceeds. In addition, the Company capitalized $8.0 million of costs that were incurred to bring the manufacturing equipment to a functional state during 2011.
Goodwill Impairment
Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In the fourth quarter of 2011, the Company performed its annual impairment test of goodwill in accordance with current accounting standards. As a result, the Company recorded a $7.6 million non-cash impairment charge attributable to four of its twelve reporting units.
Asset Impairment
The Company assesses the recoverability of the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the eleven months ended December 31, 2011, the Successor recorded a non-cash impairment charge of $1.6 million related to the fair value adjustment of a former manufacturing facility in North Little Rock, Arkansas. In addition, the Predecessor recorded a non-cash impairment charge of $0.7 million during the fiscal year ended January 1, 2011 related to the write-down of assets held for sale in Neunkirchen, Germany. These assets were subsequently sold for an immaterial loss.
Other Charges
Other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material.
Note 19.  Other Operating, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to receivables and payables as well as the impacts of other operating transactions as a component of Operating income (loss).

For the fiscal year ended December 29, 2012, the Successor recognized income of $0.3 million within Other operating, net. Amounts associated with foreign currency gains totaled $0.2 million and other miscellaneous income was $0.1 million. For the eleven months ended December 31, 2011, the Successor recognized a loss of $2.6 million. Amounts associated with foreign currency losses totaled $3.3 million and income related to a customer licensing agreement with a third-party manufacturer was $0.7 million.
For the one month ended January 28, 2011, the Predecessor recognized income of $0.6 million within Other operating, net. Amounts associated with foreign currency gains totaled $0.5 million and income related to a customer licensing agreement with a third-party manufacturer was $0.1 million. For the fiscal year ended January 1, 2011, the Predecessor recognized income of $0.8 million. Amounts associated with foreign currency gains totaled $0.1 million and income related to a customer licensing agreement with a third-party manufacturer was $0.7 million.
Note 20. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to intercompany loans and debt as well as other non-operating activities as a component of Other income (expense).
For the fiscal year ended December 29, 2012, the Successor recognized a loss of $5.1 million within Foreign currency and other, net. Amounts associated with foreign currency losses totaled $3.4 million and other non-operating expenses were $1.7 million. For the eleven months ended December 31, 2011, the Successor recognized a loss of $18.6 million. Amounts associated with foreign currency losses totaled $0.7 million and other non-operating expenses were $1.3 million. In addition, the Company wrote-off a $16.6 million tax indemnification asset that was established during the Merger.
For the one month ended January 28, 2011, the Predecessor recognized a loss of $0.1 million within Foreign currency and other, net. Amounts associated with foreign currency losses totaled $0.2 million and other non-operating income totaled $0.1 million. For the fiscal year ended January 1, 2011, the Predecessor recognized a loss of $1.5 million. Amounts associated with foreign currency losses totaled $1.4 million and other non-operating expenses were $0.1 million.
Note 21.  Discontinued Operations
The Company accounts for discontinued operations in accordance with ASC 205, "Discontinued Operations" ("ASC 205"), which allows a component of an entity that can be clearly distinguished operationally from the rest of an entity to be reported in discontinued operations, provided that the operations and cash flows of the component have been or will be eliminated and the entity will not have any significant continuing involvement in the component after the disposal.
The components of discontinued operations are as follows:

In thousands	Successor		Predecessor
	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Revenues	$—	$27,221	$4,060	$39,194

Pre-tax earnings (loss) from operations	—	(6,105)	320	(473)
Pre-tax gain (loss) on sale	—	(735)	—	—
Tax (provision) benefit	—	557	(138)	(292)
Discontinued operations, net	$—	$(6,283)	$182	$(765)
On April 29, 2011, the Company entered into an agreement to sell certain assets and the working capital of Difco Performance Fibers, Inc. ("Difco") for cash proceeds of $10.9 million. The agreement provided that Difco would continue to produce goods during the three month manufacturing transition services agreement that expired in the third quarter of 2011. The sale was completed on May 10, 2011 and resulted in a loss of $0.7 million recognized during the eleven months ended December 31, 2011.
Note 22.  Supplemental Cash Flow Information
Cash payments of interest and taxes consist of the following:

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Cash payments of interest, net of amounts capitalized	$47,711	$27,676	$203	$30,318
Cash payments of income taxes	8,381	14,058	772	14,367
Cash payments of interest in the above table are net of capitalized interest for the Successor of $1.8 million for both the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011. The Predecessor's cash payments of interest are net of $0.2 million and $0.9 million for the one month ended January 28, 2011 and the fiscal year ended January 1, 2011.
Non-cash investing or financing transactions for the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011 for the Successor included $0.9 million and $4.9 million, respectively, of property, plant and equipment additions for which payment had not been made as of the period end date. Property, plant and equipment additions for which payment has not been made as of the period end date was $0.7 million, for the one month ended January 28, 2011 for the Predecessor.
Non-cash investing or financing transactions for the fiscal year ended January 1, 2011 included the surrender of 106,909 shares of Predecessor Polymer's Class A Common Stock to the Company by participants in the various stock compensation plans in the amount of $1.6 million to satisfy employee withholding tax obligations.
Note 23.  Commitments and Contingencies
The Company is involved from time to time in various litigations, claims and administrative proceedings arising out of the ordinary conduct of its business. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any liability which may result from these legal matters would not have a material adverse effect on the Company's business or financial condition.
Non-affiliate Leases
The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Future minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 29, 2012 are presented in the following table:

In thousands	Gross Minimum Rental Payments
2013	$12,038
2014	10,243
2015	9,382
2016	8,825
2017	8,483
Thereafter	6,898
Total	$55,869
Rent expense (net of sub-lease income), including incidental leases, was $14.5 million and $8.3 million for the Successor during the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, rent expense for the Predecessor was $0.9 million and $9.9 million respectively. These expenses are generally recognized on a straight-line basis over the life of the lease.
In the third quarter of 2011, the Company's state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in the hygiene and healthcare applications in the U.S. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million. From the commencement of the lease to its fourth anniversary date, the Company will make annual lease payments of $8.3 million. From the fourth anniversary date to the end of the lease term, the Company's annual lease payments may change, as defined in the lease agreement. The aggregate monthly lease payments under the agreement, subject to adjustment, are expected to approximate

$58 million. The lease includes covenants, events of default and other provisions that requires us to maintain certain financial ratios and other requirements.
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
Purchase Commitments
At December 29, 2012, the Company had purchase commitments of $71.7 million, of which $42.0 million related to the purchase of raw materials in the normal course of business. The remaining $29.7 million primarily related to the estimated total project costs to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market. Of the remaining $29.7 million payments, $22.6 million relates to a firm commitment to purchase equipment, denominated in Euros. As a result, we entered into a series of foreign exchange forward contracts with a third-party financial institution to purchase fixed amount of Euros on specified future dates that coincide with the payment amounts and the dates of the payments. Other commitments totaled $7.1 million and related to various other capital projects.
Note 24.  Segment Information
The Company is a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company operates through four segments, with the main source of revenue being the sales of primary and intermediate products to the hygiene, healthcare, wipes and industrial markets. The Company has one major customer that accounts for over 10% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the the Nonwoven segments.
In April 2012, the Company approved the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The Company's segments are now as follows: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens and Oriented Polymers segments. As part of the change, the Company eliminated the Latin America Nonwovens segment and merged it with the U.S. Nonwoven segment to create the Americas Nonwoven segment. Segment information for all years has been revised to reflect the new structure.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the segment results are prepared on a management basis that is consistent with the manner in which the Company desegregates financial information for internal review and decision making. Intercompany sales between the segments are eliminated.
In April 2011, the Company entered into an agreement to sell certain assets and the working capital of Difco. As a result, the Company accounted for the transaction as discontinued operations in accordance with ASC 205. Difco was previously reported as part of the Oriented Polymers segment. Segment information has been revised to exclude the results of this business for all periods presented.
Financial data by segment is as follows:

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Net sales
Americas Nonwovens	$641,532	$613,355	$46,093	$633,292
Europe Nonwovens	294,120	297,869	24,305	282,076
Asia Nonwovens	156,746	135,591	9,403	129,370
Oriented Polymers	62,765	56,114	4,805	61,473
Total	$1,155,163	$1,102,929	$84,606	$1,106,211

Operating income (loss)
Americas Nonwovens	$64,673	$41,612	$4,595	$66,145
Europe Nonwovens	11,102	8,427	1,812	13,577
Asia Nonwovens	18,130	19,778	1,718	25,166
Oriented Polymers	3,362	1,802	553	3,256
Unallocated Corporate	(40,586)	(38,351)	(3,603)	(38,868)
Eliminations	76	21	—	(30)
Subtotal	56,757	33,289	5,075	69,246
Acquisition and integration expenses	—	—	—	(1,742)
Special charges, net	(19,592)	(41,345)	(20,824)	(17,993)
Total	$37,165	$(8,056)	$(15,749)	$49,511

Depreciation and amortization expense
Americas Nonwovens	$35,780	$31,679	$2,411	$31,700
Europe Nonwovens	11,267	10,235	368	5,156
Asia Nonwovens	13,780	9,956	589	7,091
Oriented Polymers	1,496	1,306	36	450
Unallocated Corporate	1,718	1,584	68	952
Subtotal	64,041	54,760	3,472	45,349
Amortization of loan acquisition costs	2,665	2,530	51	867
Total	$66,706	$57,290	$3,523	$46,216

Capital spending
Americas Nonwovens	$4,848	$23,997	$5,803	$13,084
Europe Nonwovens	8,802	13,016	41	3,166
Asia Nonwovens	36,626	30,583	2,507	26,865
Oriented Polymers	672	375	38	534
Corporate	677	457	16	1,521
Total	$51,625	$68,428	$8,405	$45,170

In thousands	December 29, 2012	December 31, 2011
Division assets
Americas Nonwovens	$513,765	$564,882
Europe Nonwovens	202,139	218,151
Asia Nonwovens	248,790	228,448
Oriented Polymers	25,329	25,474
Corporate	32,046	23,623
Total	$1,022,069	$1,060,578
Geographic Data:
Export sales from the Successor's United States operations to unaffiliated customers were $32.1 million and $37.9 million for the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011 and the fiscal year ended January 1, 2011, export sales from the Predecessor's United States operations to unaffiliated customers were $3.0 million and $33.5 million, respectively.
Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented as followings:

	Successor		Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011
Net sales
United States	$357,193	$330,347	$26,409	$332,624
Canada	57,312	50,989	4,529	56,885
Europe	294,120	297,869	24,305	280,852
Asia	156,746	135,591	9,402	129,370
Latin America	289,792	288,133	19,961	306,480
Total	$1,155,163	$1,102,929	$84,606	$1,106,211

In thousands	December 29, 2012	December 31, 2011
Property, plant and equipment, net
United States	$105,335	$114,288
Canada	5,707	6,303
Europe	89,678	91,092
Asia	137,196	122,792
Latin America	141,253	158,877
Total	$479,169	$493,352
Note 25. Selected Quarterly Financial Data
The unaudited quarterly financial data for the fiscal years ended December 29, 2012 and December 31, 2011 are presented below. All quarters included below were comprised of 13 weeks.

Quarterly data for fiscal 2012:	Successor
In thousands	Fourth Quarter Ended December 29, 2012	Third Quarter Ended September 29, 2012	Second Quarter Ended June 30, 2012	First Quarter Ended March 31, 2012
Operating Data:
Net sales	$273,651	$290,097	$296,244	$295,171
Gross profit	45,666	51,974	46,419	53,187
Net income (loss)	(15,033)	1,354	(12,094)	(265)

Quarterly data for fiscal 2011:	Successor				Predecessor
In thousands	Fourth Quarter Ended December 31, 2011	Third Quarter Ended October 1, 2011	Second Quarter Ended July 2, 2011	Two Months Ended April 2, 2011	One Month Ended January 28, 2011
Operating Data:
Net sales	$291,937	$315,498	$296,457	$199,037	$84,606
Gross profit	48,097	48,989	48,612	24,708	16,075
Net income (loss)	(21,421)	(9,188)	(9,399)	(36,104)	(18,120)
Net income (loss) attributable to Polymer Group, Inc	(21,421)	(9,188)	(9,399)	(36,163)	(18,203)
Note 26. Business Interruption and Insurance Recovery
As discussed in Note 18 "Special Charges, Net", a severe rainy season impacted many parts of Colombia in December 2010 and caused the Company to temporarily cease manufacturing at its facility in Cali, Colombia due to a breach of a levy and flooding at the industrial park where the facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of its global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations at this facility reached full run rates in the third quarter of 2011.
The Company maintains property and business interruption insurance policies. On March 4, 2011, the Company filed a $6.0 million claim under one of its insurance policies to cover both the property damage and the business interruption (the “Primary Policy”). The Primary Policy had a $1.0 million deductible. In fiscal 2011, the Company collected $5.0 million as settlement of its claim under the Primary Policy and $0.7 million as settlement of claims under other insurance policies.
Included in the Predecessor's Operating income (loss) for the one month ended January 28, 2011 and fiscal 2010 is $1.0 million and $2.5 million, respectively, of insurance proceeds related to recovery of certain losses recognized for property damage and business interruption experienced by the Company in those same periods. Of the $1.0 million for the one month ended January 28, 2011, $0.3 million and $0.7 million were recorded in Selling, general and administrative expenses and Cost of goods sold, respectively, in order to offset the recognized losses included in the Primary Policy. Of the $2.5 million for fiscal 2010, $1.8 million, $0.2 million and $0.5 million were recorded in Special charges, net; Selling, general and administrative expenses and Cost of goods sold, respectively.
Note 27.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of December 29, 2012, the Board of Directors of the Company includes three Blackstone members, two outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Blackstone Advisory Agreement

On April 5, 2010, the Company entered into an advisory services arrangement (the "Advisory Agreement") with Blackstone Advisory Partners L.P. ("Blackstone Advisory"), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of $2.0 million following the announcement of the parties having entered into the Merger Agreement, and a fee of $4.5 million following consummation of the Merger. In addition, the Company reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement. As a result, the Predecessor recognized $4.5 million during the one month ended January 28, 2011 and $2.0 million during the fiscal year 2010, both of which are included within Special charges, net in the Consolidated Statement of Operations.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal 2011 financial performance, the advisory fee for the eleven months ended December 31, 2011 was $3.0 million. The payment with respect to the fiscal 2012 advisory fee was $3.0 million which was paid at the beginning of first quarter of 2012. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
BMP also received transaction fees in connection with services provided related to the Merger. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger. As a result, the Successor recognized $7.9 million within Special charges, net during the eleven months ended December 31, 2011, as well as capitalized $0.8 million as deferred financing costs as of January 28, 2011. BMP also receives reimbursement for out-of-pocket expenses in connection with the provision of services under the Management Services Agreement. For the fiscal year ended December 29, 2012, these fees totaled $0.4 million and are recognized within Selling, general and administrative expenses.
Other Relationships
Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.
Note 28.  Financial Guarantees and Condensed Consolidating Financial Statements

Polymer’s Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of Polymer’s 100% owned domestic subsidiaries (collectively, the “Guarantors”). As substantially all of Polymer’s operating income and cash flow is generated by its subsidiaries, funds necessary to meet Polymer’s debt service obligations may be provided, in part, by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of Polymer’s subsidiaries, could limit Polymer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Senior Secured Notes. Although holders of the Senior Secured Notes will be direct creditors of Polymer’s principal direct subsidiaries by virtue of the guarantees, Polymer has subsidiaries that are not included among the Guarantors (collectively, the “Non-Guarantors”), and such subsidiaries will not be obligated with respect to the Senior Secured Notes. As a result, the claims of creditors of the Non-Guarantors will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of Polymer, including the holders of the Senior Secured Notes.
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of December 29, 2012 and December 31, 2011 and Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Other Comprehensive Income and Condensed Consolidating Statements of Cash Flows for the fiscal year ended December 29, 2012 and the eleven month period ended December 31, 2011 for the Successor as well as the one month period ended January 28, 2011 and for the fiscal year ended January 1, 2011 for the Predecessor of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
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

Condensed Consolidating Balance Sheet
As of December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$486	$28,285	$69,108	$—	$97,879
Accounts receivable, net	—	22,350	109,219	—	131,569
Inventories, net	—	23,843	71,121	—	94,964
Deferred income taxes	—	613	3,832	(613)	3,832
Other current assets	1,821	7,710	23,883	—	33,414
Total current assets	2,307	82,801	277,163	(613)	361,658
Property, plant and equipment, net	27,711	99,660	351,798	—	479,169
Goodwill	—	20,718	59,890	—	80,608
Intangible assets, net	24,313	42,422	8,928	—	75,663
Net investment in and advances to (from) subsidiaries	679,818	723,861	(188,670)	(1,215,009)	—
Deferred income taxes	—	—	945	—	945
Other noncurrent assets	275	5,787	17,964	—	24,026
Total assets	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$813	$—	$—	$—	$813
Accounts payable and accrued liabilities	28,511	33,344	135,050	—	196,905
Income taxes payable	—	89	3,752	—	3,841
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	19,370	—	19,477
Total current liabilities	29,762	33,433	158,186	134	221,515
Long-term debt	560,043	—	19,356	—	579,399
Deferred income taxes	273	9,149	24,506	(747)	33,181
Other noncurrent liabilities	5,144	15,540	28,088	—	48,772
Total liabilities	595,222	58,122	230,136	(613)	882,867
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	139,202	917,127	261,799	(1,178,926)	139,202
Total shareholders' equity	139,202	917,127	297,882	(1,215,009)	139,202
Total liabilities and shareholders' equity	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069

Condensed Consolidating Balance Sheet
As of December 31, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3,135	$14,574	$55,033	$—	$72,742
Accounts receivable, net	—	18,270	122,902	—	141,172
Inventories, net	—	34,381	69,530	—	103,911
Deferred income taxes	80	—	3,866	458	4,404
Other current assets	1,173	8,783	26,088	—	36,044
Total current assets	4,388	76,008	277,419	458	358,273
Property, plant and equipment, net	9,267	111,469	372,616	—	493,352
Goodwill	—	20,718	59,828	—	80,546
Intangible assets, net	27,545	45,247	10,959	—	83,751
Net investment in and advances to (from) subsidiaries	739,121	754,930	(238,038)	(1,256,013)	—
Deferred income taxes	—	—	1,939	—	1,939
Other noncurrent assets	409	5,424	36,884	—	42,717
Total assets	$780,730	$1,013,796	$521,607	$(1,255,555)	$1,060,578
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$5,000	$—	$5,000
Accounts payable and accrued liabilities	32,524	26,897	130,940	155	190,516
Income taxes payable	—	37	986	—	1,023
Deferred income taxes	—	1,016	1,691	(1,016)	1,691
Current portion of long-term debt	107	—	7,485	—	7,592
Total current liabilities	32,631	27,950	146,102	(861)	205,822
Long-term debt	560,132	—	27,721	—	587,853
Deferred income taxes	670	7,624	25,039	1,474	34,807
Other noncurrent liabilities	—	17,230	27,569	—	44,799
Total liabilities	593,433	52,804	226,431	613	873,281
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	187,297	960,992	259,093	(1,220,085)	187,297
Total shareholders' equity	187,297	960,992	295,176	(1,256,168)	187,297
Total liabilities and shareholders' equity	$780,730	$1,013,796	$521,607	$(1,255,555)	$1,060,578

Successor Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$367,548	$808,134	$(20,519)	$1,155,163
Cost of goods sold	131	(319,537)	(659,030)	20,519	(957,917)
Gross profit	131	48,011	149,104	—	197,246
Selling, general and administrative expenses	(40,053)	(24,190)	(76,533)	—	(140,776)
Special charges, net	(8,515)	(2,305)	(8,772)	—	(19,592)
Other operating, net	5	264	18	—	287
Operating income (loss)	(48,432)	21,780	63,817	—	37,165
Other income (expense):
Interest expense	(52,090)	21,192	(19,516)	—	(50,414)
Intercompany royalty and technical service fees	17,097	(4,132)	(12,965)	—	—
Foreign currency and other, net	18,938	(18,901)	(5,171)	—	(5,134)
Equity in earnings of subsidiaries	32,077	19,260	—	(51,337)	—
Income (loss) before income taxes	(32,410)	39,199	26,165	(51,337)	(18,383)
Income tax (provision) benefit	6,372	(5,886)	(8,141)	—	(7,655)
Net income (loss)	$(26,038)	$33,313	$18,024	$(51,337)	$(26,038)
Comprehensive income (loss)	$(43,678)	$17,536	$481	$(18,017)	$(43,678)

Successor Condensed Consolidating Statement of Operations
For the Eleven Months Ended December 31, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$338,009	$777,759	$(12,839)	$1,102,929
Cost of goods sold	(70)	(296,226)	(649,066)	12,839	(932,523)
Gross profit	(70)	41,783	128,693	—	170,406
Selling, general and administrative expenses	(35,025)	(23,943)	(75,515)	—	(134,483)
Special charges, net	(29,316)	(3,102)	(8,927)	—	(41,345)
Other operating, net	(696)	360	(2,298)	—	(2,634)
Operating income (loss)	(65,107)	15,098	41,953	—	(8,056)
Other income (expense):
Interest expense	(38,240)	16,206	(24,375)	—	(46,409)
Intercompany royalty and technical service fees	6,543	7,845	(14,388)	—	—
Foreign currency and other, net	(15,478)	(718)	(2,440)	—	(18,636)
Equity in earnings of subsidiaries	20,939	(19,608)	—	(1,331)	—
Income (loss) before income taxes	(91,343)	18,823	750	(1,331)	(73,101)
Income tax (provision) benefit	15,172	1,868	(13,768)	—	3,272
Income (loss) from continuing operations	(76,171)	20,691	(13,018)	(1,331)	(69,829)
Discontinued operations, net of tax	—	—	(6,283)	—	(6,283)
Net income (loss)	(76,171)	20,691	(19,301)	(1,331)	(76,112)
Less: Earnings attributable to noncontrolling interests	—	—	59	—	59
Net income (loss) attributable to PGI	$(76,171)	$20,691	$(19,360)	$(1,331)	$(76,171)
Comprehensive income (loss)	$(73,300)	$53,290	$(2,960)	$(50,271)	$(73,241)

Predecessor Condensed Consolidating Statement of Operations
For the One Month Ended January 28, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$27,052	$58,887	$(1,333)	$84,606
Cost of goods sold	24	(22,587)	(47,301)	1,333	(68,531)
Gross profit	24	4,465	11,586	—	16,075
Selling, general and administrative expenses	(3,620)	(1,873)	(6,071)	—	(11,564)
Special charges, net	(18,944)	(170)	(1,710)	—	(20,824)
Other operating, net	1	42	521	—	564
Operating income (loss)	(22,539)	2,464	4,326	—	(15,749)
Other income (expense):
Interest expense	(1,859)	1,176	(1,239)	—	(1,922)
Intercompany royalty and technical service fees	546	683	(1,229)	—	—
Foreign currency and other, net	(28)	(85)	31	—	(82)
Equity in earnings of subsidiaries	5,198	1,672	—	(6,870)	—
Income (loss) before income taxes	(18,682)	5,910	1,889	(6,870)	(17,753)
Income tax (provision) benefit	479	(706)	(322)	—	(549)
Income (loss) from continuing operations	(18,203)	5,204	1,567	(6,870)	(18,302)
Discontinued operations, net of tax	—	—	182	—	182
Net income (loss)	(18,203)	5,204	1,749	(6,870)	(18,120)
Less: Earnings attributable to noncontrolling interests	—	—	83	—	83
Net income (loss) attributable to PGI	$(18,203)	$5,204	$1,666	$(6,870)	$(18,203)
Comprehensive income (loss)	$(15,175)	$8,014	$2,107	$(10,038)	$(15,092)

Predecessor Condensed Consolidating Statement of Operations
For the Fiscal Year Ended January 1, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$340,407	$782,397	$(16,593)	$1,106,211
Cost of goods sold	—	(293,071)	(619,841)	16,593	(896,319)
Gross profit	—	47,336	162,556	—	209,892
Selling, general and administrative expenses	(38,888)	(21,364)	(81,209)	—	(141,461)
Special charges, net	(8,035)	(7,372)	(2,586)	—	(17,993)
Acquisition and integration	(160)	—	(1,582)	—	(1,742)
Other operating, net	—	389	426	—	815
Operating income (loss)	(47,083)	18,989	77,605	—	49,511
Other income (expense):
Interest expense	(31,768)	18,325	(18,285)	—	(31,728)
Intercompany royalty and technical service fees	6,391	7,734	(14,125)	—	—
Foreign currency and other, net	1,634	(284)	(2,804)	—	(1,454)
Equity in earnings of subsidiaries	64,757	29,174	—	(93,931)	—
Income (loss) before income taxes	(6,069)	73,938	42,391	(93,931)	16,329
Income tax (provision) benefit	16,476	(9,000)	(12,010)	—	(4,534)
Income (loss) from continuing operations	10,407	64,938	30,381	(93,931)	11,795
Discontinued operations, net of tax	—	—	(765)	—	(765)
Net income (loss)	10,407	64,938	29,616	(93,931)	11,030
Less: Earnings attributable to noncontrolling interests	—	—	623	—	623
Net income (loss) attributable to PGI	$10,407	$64,938	$28,993	$(93,931)	$10,407
Comprehensive income (loss)	$12,855	$58,963	$38,062	$(96,147)	$13,733

Successor Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(81,186)	$77,313	$79,344	$—	$75,471
Investing activities:
Purchases of property, plant and equipment	(26,043)	(4,021)	(21,561)	—	(51,625)
Proceeds from the sale of assets	—	1,646	14	—	1,660
Acquisition of intangibles and other	(268)	—	—	—	(268)
Intercompany investing activities, net	57,118	(37,797)	(25,218)	5,897	—
Net cash provided by (used in) investing activities	30,807	(40,172)	(46,765)	5,897	(50,233)
Financing activities:
Proceeds from long-term borrowings	—	—	10,977	—	10,977
Proceeds from short-term borrowings	2,725	—	3,000	—	5,725
Repayment of long-term borrowings	(107)	—	(7,571)	—	(7,678)
Repayment of short-term borrowings	(1,933)	—	(8,000)	—	(9,933)
Loan acquisition costs	(220)	—	—	—	(220)
Issuance of common stock	1,087	—	—	—	1,087
Intercompany financing activities, net	46,178	(23,430)	(16,851)	(5,897)	—
Net cash provided by (used in) financing activities	47,730	(23,430)	(18,445)	(5,897)	(42)
Effect of exchange rate changes on cash	—	—	(59)	—	(59)
Net change in cash and cash equivalents	(2,649)	13,711	14,075	—	25,137
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$486	$28,285	$69,108	$—	$97,879

Successor Condensed Consolidating Statement of Cash Flows
For the Eleven Months Ended December 31, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39,211)	$27,013	$36,315	$—	$24,117
Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(21,599)	(11,183)	(35,646)	—	(68,428)
Proceeds from the sale of assets	—	85	11,310	—	11,395
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(177)	—	(16)	—	(193)
Intercompany investing activities, net	3,519	15,434	(20,572)	1,619	—
Net cash provided by (used in) investing activities	(421,753)	4,336	(52,170)	1,619	(467,968)
Financing activities:
Proceeds from Issuance of Senior Notes	560,000	—	—	—	560,000
Issuance of common stock	259,807	—	—	—	259,807
Proceeds from long-term borrowings	—	—	10,281	—	10,281
Proceeds from short-term borrowings	—	—	8,245	—	8,245
Repayment of Term Loan	(286,470)	—	—	—	(286,470)
Repayment of long-term borrowings	(31,541)	—	(19,504)	—	(51,045)
Repayment of short-term borrowings	(631)	—	(35,825)	—	(36,456)
Loan acquisition costs	(19,252)	—	—	—	(19,252)
Intercompany financing activities, net	(17,856)	(19,985)	39,460	(1,619)	—
Net cash provided by (used in) financing activities	464,057	(19,985)	2,657	(1,619)	445,110
Effect of exchange rate changes on cash	—	—	712	—	712
Net change in cash and cash equivalents	3,093	11,364	(12,486)	—	1,971
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771
Cash and cash equivalents at end of period	$3,135	$14,574	$55,033	$—	$72,742

Predecessor Condensed Consolidating Statement of Cash Flows
For the One Month Ended January 28, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40,725)	$6,886	$8,569	$—	$(25,270)
Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Intercompany investing activities, net	2,805	(5,250)	(4,000)	6,445	—
Net cash provided by (used in) investing activities	2,772	(10,837)	(6,685)	6,445	(8,305)
Financing activities:
Proceeds from long-term borrowings	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of long-term borrowings	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)
Intercompany financing activities, net	5,250	2,872	(1,677)	(6,445)	—
Net cash provided by (used in) financing activities	37,381	2,872	(2,366)	(6,445)	31,442
Effect of exchange rate changes on cash	—	—	549	—	549
Net change in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355
Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

Predecessor Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 1, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(53,105)	$42,866	$73,483	$—	$63,244
Investing activities:
Purchases of property, plant and equipment	(15,799)	(11,774)	(17,610)	—	(45,183)
Proceeds from the sale of assets	—	993	3,370	—	4,363
Acquisition of intangibles and other	(316)	—	(140)	—	(456)
Intercompany investing activities, net	28,900	(44,046)	(38,981)	54,127	—
Net cash provided by (used in) investing activities	12,785	(54,827)	(53,361)	54,127	(41,276)
Financing activities:
Proceeds from long-term borrowings	18,000	—	10,086	—	28,086
Proceeds from short-term borrowings	1,218	—	16,641	—	17,859
Repayment of Term Loan	(3,999)	—	—	—	(3,999)
Repayment of long-term borrowings	(18,000)	—	(12,880)	—	(30,880)
Repayment of short-term borrowings	(1,501)	—	(17,924)	—	(19,425)
Loan acquisition costs	(166)	—	—	—	(166)
Other financing, net	439	—	—	—	439
Intercompany financing activities, net	44,209	12,055	(2,137)	(54,127)	—
Net cash provided by (used in) financing activities	40,200	12,055	(6,214)	(54,127)	(8,086)
Effect of exchange rate changes on cash	—	—	579	—	579
Net change in cash and cash equivalents	(120)	94	14,487	—	14,461
Cash and cash equivalents at beginning of period	734	4,195	52,965	—	57,894
Cash and cash equivalents at end of period	$614	$4,289	$67,452	$—	$72,355

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING STANDARDS AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of our management including our Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2012.
ITEM 9B. OTHER INFORMATION
On March 22, 2013, Chicopee, Inc. (“Chicopee”), a wholly owned subsidiary of the Company, entered into the Fourth Amendment to that certain Equipment Lease Agreement, dated as of June 24, 2010, between Chicopee and Gossamer Holdings, LLC (“Gossamer”). Pursuant to the Equipment Lease Agreement and as previously disclosed, Chicopee leases an integrated manufacturing line used in its business for seven years (the “Basic Term”) beginning upon acceptance of the equipment (the “Basic Term Commencement Date”). Chicopee has the right, subject to certain terms and conditions, to purchase the equipment from

Gossamer (i) on the second anniversary of the Basic Term Commencement Date, (ii) on the fourth anniversary of the Basic Term Commencement Date, and (iii) at the expiration of the Basic Term.
The Fourth Amendment (i) amends the Total Leverage Ratio covenant in the Equipment Lease Agreement to extend by one year each of the time periods in which the required Total Leverage Ratio “steps down” to a more restrictive ratio, (ii) amends the definition of Total Debt, which is used in the calculation of Total Leverage Ratio, to provide for the subtraction of the total amount of unrestricted cash from the aggregate principal amount of all indebtedness when calculating Total Debt, and (iii) removes Chicopee's right to purchase the equipment on the second anniversary of the Basic Term Commencement Date.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our directors and executive officers (age as of March 1, 2013):

Name	Age	Position
Veronica Hagen	67	President & Chief Executive Officer and Director
Dennis Norman	38	Executive Vice President & Chief Financial Officer
Michael Hale	63	Senior Vice President, Global Supply Chain Lead
Michael Modak	56	Senior Vice President, Global Growth and Innovation Officer
Mike S. Zafirovski	59	Director and Non-Executive Chairman
James S. Alder	64	Director
Mark S. Burgess	53	Director
Jason Giordano	34	Director
Anjan Mukherjee	39	Director
Christine St.Clare	62	Director
Veronica Hagen has served as a Director and Chief Executive Officer of the Company since April 2007 and as President since January 2011. Prior to joining the Company, Ms. Hagen served as the President and Chief Executive Officer of Sappi Fine Paper North America, a $1.4 billion division of the South African-based Sappi Limited, since November 2004. Prior to working for Sappi, Ms. Hagen served in various executive roles with Alcoa Inc. since 1998, including Chief Customer Officer from 2003 to 2004 and President, Alcoa Engineered Products from 2001 to 2003. Ms. Hagen also serves as a director of Newmont Mining Corporation and Southern Company. Ms. Hagen holds a BS in International Relations from the University of Southern California and has participated in an Executive Education program in Finance from the Wharton School, University of Pennsylvania and an Executive Leadership program at Harvard University.
Dennis Norman was appointed Chief Financial Officer in December 2009. Prior to his current role as Chief Financial Officer, Mr. Norman served as Vice President, Strategy and Corporate Development with responsibilities for long-term planning, capital markets, mergers and acquisitions and investor relations. Mr. Norman joined the Company in November 1999 in investor relations and in 2001 he became Director of Investor Relations & Business Planning. In 2003, he was appointed as a member of the new global management team as Vice President, Strategic Planning and Communications. In 2008, his title changed to Vice President, Strategy & Corporate Development, reflecting a greater concentration on corporate strategy, development and capital markets activities. Prior to joining the Company, Mr. Norman was with First American Corporation, a regional financial services company, working in various roles in commercial banking then investor relations and strategic planning. Mr. Norman received a BA in both Business Administration and Accounting from Samford University in Birmingham, Alabama and an MBA from The Citadel.
Michael Hale has lead the Global Supply Chain organization since April 2012. Mr. Hale is responsible for integrating the Company's global procurement teams into the broader operational strategy, thereby strengthening the linkage and alignment into the Company's income statement. Prior to his current role, Mr. Hale served as the Company’s Chief Operating Officer since 2007, where he was responsible for overseeing the activities of the Company’s business units and implementing the Company’s policies on a day-to-day basis. Prior to serving as Chief Operating Officer, Mr. Hale has been a key employee at the Company since 1995, serving as Vice President of North American Operations & Supply Chain, General Manager North America, and General Manager North America & Europe. Mr. Hale started his career with Johnson & Johnson in 1972 and played an influential role in global technology development. Mr. Hale is a graduate of North Carolina State University, holding a BS in Textile Engineering.
Michael Modak joined the Company in September 2012 as the Global Growth and Innovation Officer. In this role, Mr. Modak focuses on the Company's strategic plans to leverage its global footprint through a consolidated market approach, including segment marketing, research and development and strategic planning, to achieve the Company's growth objectives. Prior to joining the Company, Mr. Modak was the Chief Commercial Officer and Chief Marketing Officer of Momentive Performance Materials, formerly GE Silicones, since 2008, where he led five businesses totaling $1.8 billion in revenues. From 2006 to 2008, Mr. Modak was the Vice President of Strategic Marketing and Business Development at Honeywell Specialty Materials. From 2003 to 2006, Mr. Modak held positions at National Starch and Chemical as Corporate Vice President of Strategic Development and Innovation and Senior Divisional Vice President of Health and Personal Care. Previously, Mr. Modak spent over 20 years at H.B. Fuller, a leading global industrial adhesives manufacturer, in various roles including Vice President of the Industrial Products Group, Director of Corporate Development and General Manager of the nonwoven hygienic business. Mr. Modak holds an MBA from Baldwin Wallace College and a BA in Biology from Case Western Reserve University.
Mike S. Zafirovski has served as a Director of the Company and non-executive Chairman of the Board since December 2012.  Mr. Zafirovski is the founder and president of The Zaf Group LLC, which he established in November 2012.  Since October 2011, Mr. Zafirovski has served as an Executive Advisor to The Blackstone Group, L.P.  Previously, he served as director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009.  Prior to that, Mr. Zafirovski was director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to and a director of Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector (mobile devices) of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas, his most recent being President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski also serves as Chairman of the Board of DJO Global, Inc. and on the boards of The Boeing Company, Stericycle, Inc., and Apria Healthcare Group, Inc.  Mr. Zafirovski received a BA in Mathematics from Edinboro University.
James S. Alder has served as a Director of the Company since March 2011. Until his retirement in October 2011, Mr. Alder served as Senior Vice President, Operations and Technical of Celanese Corporation overseeing Celanese’s global manufacturing, supply chain, EHS, and technology operations, as well as the overall productivity efforts, including Six Sigma and operational excellence. Mr. Alder joined Celanese in 1974 and held various roles within Celanese in manufacturing, research and development, and business management. Mr. Alder has a BS in Chemical Engineering from the Massachusetts Institute of Technology.
Mark S. Burgess has served as a Director of the Company since March 2011. Mr. Burgess has served as the Chief Executive Officer of Graham Packaging Company, Inc. from January 2009 to April 2012 and served on its Board of Directors from February 2010 to April 2012. Prior to that, Mr. Burgess served as Graham Packaging’s Chief Financial Officer from December 2006 until May 2009, and Chief Operating Officer since April 2008. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Between 1990 and 2003, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation, and prior to that, he served as a Vice President at Chase Manhattan Bank. He holds a BA in Economics from Dickinson College and an MBA from the Fuqua School of Business at Duke University.
Jason Giordano is a Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 2011. Since joining Blackstone in 2006, Mr. Giordano has been involved in Blackstone’s investments in Pinnacle Foods, Birds Eye Foods, and Polymer Group and Achusnet (Titleist). Before joining Blackstone, Mr. Giordano was with Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs, & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA from Harvard Business School. Mr. Giordano serves as a director of Pinnacle Foods and HealthMarkets.
Anjan Mukherjee is a Senior Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 2011. Since joining Blackstone in 2001, Mr. Mukherjee has been involved in Blackstone’s investments in Celanese, Freescale Semiconductor, Livewire, MegaBloks, Nycomed, Stiefel Laboratories and Emdeon. Prior to joining Blackstone, Mr. Mukherjee was with Thomas H. Lee Company where he was involved with the analysis and execution of private equity investments in a wide range of industries. Before that, Mr. Mukherjee worked in the Mergers & Acquisitions Department at Morgan Stanley & Co. Mr. Mukherjee received a BA from Harvard University and an MBA from Harvard Business School. He currently serves as a director of Teletech Holdings and Emdeon.
Christine St.Clare has served as a Director of the Company since February 2013.  Ms. St.Clare is the founder and president of St.Clare Advisors, LLC, a firm she founded after retiring from KPMG LLP in September 2010 following a 35-year career with the firm which she joined in 1975.  While at KPMG, Ms. St.Clare served a four-year term on the firm's Board of Directors from 1994 to 1998 and chaired the board's Audit and Finance Committee. As an Audit Partner from 1986 to 2004, she served as the engagement partner for some of KPMG's largest clients. She subsequently served as an Advisory Partner from 2004 to 2010 focusing on the Internal Audit, Risk and Compliance Practice. Concurrently, she was the Partner-in-Charge of the Southeast

Consumer Markets practice. She currently serves on the board of Fibrocell Science, Inc.  Ms. St.Clare holds a BS in accounting from California State University and has been a certified public accountant since 1977.
Governance Matters
Background and Experience of Directors and Executive Officers
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of PGI’s business and structure, our Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of PGI’s business. In particular, the members of our Board of Directors considered the following important characteristics of our directors: (i) Messrs. Mukherjee, Giordano and Zafirovski have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Ms. Hagen, our Director, Chief Executive Officer and President, has extensive experience in leading corporations in the manufacturing sector, including her knowledge and skills in senior management and operations of the Company, among other attributes, (iii) Mr. Alder has extensive knowledge in capital intensive global manufacturing businesses, as well as manufacturing, technology and executive leadership experience; (iv) Mr. Burgess brings financial and executive leadership in a diverse range of businesses; and (v) Ms. St.Clare has expertise in the areas of accounting, audit, governance, risk and compliance matters.
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
Board Committees
During fiscal 2012, the Board of Directors had not established any committees. The full Board acted on all matters, including those typically delegated to a committee. With the appointment of Ms. St.Clare on February 20, 2013, the Board of Directors established an audit committee and a compensation committee. The audit committee is comprised of Ms. St.Clare, as chair, and includes Messrs. Giordano and Burgess as members. The compensation committee is comprised of Mr. Adler, as chair, and includes Messrs. Mukherjee and Zafirovski as members. Both newly formed committees will begin their work in earnest in fiscal 2013.
Code of Conduct
We have a Code of Conduct that applies to all officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and other key financial and accounting officers. The Code of Conduct can be found on the Investors Relations page of our publicly available website (www.polymergroupinc.com). We plan to post any amendments to the Code of Conduct, or waivers applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website. Information contained in the Company's website is not part of or incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Introduction
On January 28, 2011, pursuant to an Agreement and Plan of Merger dated as of October 4, 2010, Scorpio Merger Sub Corporation, merged with and into Polymer Group (the "Merger"), with Polymer Group being the surviving corporation of the Merger. As a result, Polymer Group became a direct, wholly-owned subsidiary of Scorpio Acquisition Corporation and an indirect wholly-owned subsidiary of Scorpio Holdings Corporation, substantially all of whose outstanding capital stock is owned by investment entities affiliated with the Blackstone Group (the "Blackstone").
Impact of the Merger on Executive Compensation
Prior to the Merger, the Company maintained the 2003 Stock Option Plan (the “2003 Option Plan”), the 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”), and the 2008 Long-Term Stock Incentive Plan (the “2008 Stock Plan”). Each of these plans was approved by the stockholders (both at inception and as each may have been amended and restated) and were administered by the prior Compensation Committee. Prior to the Merger, we also maintained the 2004 Restricted Stock Plan for Directors (the “2004 Restricted Plan”). Through the 2004 Restricted Plan, we granted equity awards to directors, including employee-directors. This plan was approved by our stockholders (at inception and as amended) and was administered by the prior Restricted Stock Committee. In connection with the Merger, the 2003 Option Plan, the 2004 Restricted Plan, the 2005 Stock Plan and the 2008 Stock Plan were terminated and all outstanding equity awards under those plans were cashed out. In addition, the prior employment agreement with Ms. Hagen and the prior severance agreements with Messrs. Hale and Norman were terminated upon the closing of the Merger.
Following the Merger and continuing through fiscal 2012, executive compensation and related decisions have been made by the Board of Directors. During this time, the Company did not have a compensation committee. A compensation committee was only recently formed on February 20, 2013. Following the Merger, we also adopted a new cash-based long-term incentive plan to grant cash incentive awards to our senior managers in lieu of awarding annual equity awards as we had done prior to the Merger. This plan, however, does not affect the compensation of any of our executive officers, as they are not participants under the plan.
Other than as described above, we did not take any other actions relating to executive compensation in connection with the Merger. We continue to compensate our senior management, including our named executive officers, on a basis similar to immediately prior to the Merger, except that, in light of our status as a private company, we adopted less broad-based equity incentive arrangements for our senior executives and do not intend to continue the prior practice of granting equity awards on an annual basis.
Compensation Committee Report
The Board of Directors has reviewed this Compensation Discussion & Analysis (CD&A) and has discussed it with management. Based on this review and discussion, the Board of Directors approved the inclusion of this CD&A in our Annual Report on Form 10-K for fiscal 2012.
Submitted by the Board of Directors:

Mike S. Zafirovski
Anjan Mukherjee
Jason Giordano
Veronica M. Hagen
James S. Alder
Mark S. Burgess
Christine St.Clare

Compensation Discussion and Analysis
This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2012 by the following individuals, referred to as our named executive officers:

•	Veronica M. Hagen, President and Chief Executive Officer;

•	Dennis Norman, Executive Vice President and Chief Financial Officer;

•	Michael W. Hale, Senior Vice President, Global Supply Chain Lead;

•	Michael Modak, Senior Vice President, Global Growth and Innovation Officer.
The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program
Compensation Philosophy
Prior to February 20, 2013, the Board of Directors of the Company had not established a separate Compensation Committee. As a result, the Board of Directors was responsible for establishing, approving and reviewing our employee and executive compensation strategy for fiscal 2011 and 2012. For fiscal 2012, the Board determined that our executive compensation program should be grounded in the following objectives:

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
To achieve these objectives, we implemented and maintain compensation plans and policies to ensure that executive compensation was fair, reasonable and competitive and rewarded our executives’ contributions to our overall short-term and long-term growth as follows:

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
Elements of Compensation
As described in greater detail below, each element of short-term and long-term compensation serves a different objective. Base salary provides a known amount of compensation on a regular basis for executive performance that is at an acceptable level. Base salary also reflects the executive officer’s position in the corporate hierarchy, which is primarily based on his or her scope of responsibility, relative value to the Company, and long-term potential. Merit-based increases to base salary are granted (typically within a range of 0 to 6%) to reflect the executive officer’s service and performance during the prior year. Base salary is normally not reduced. The Short Term Incentive Compensation Plan (the “Annual Incentive Plan”), when offered, provides payouts based on the achievement of our financial and operating performance objectives, which includes a modifier for significant personal performance. Equity awards under the Holdings Plan that contained performance or multi-year service vesting schedules are intended to motivate the executive officer to remain with us over the long term and provide performance that is aligned with stockholder interests.
In fiscal 2012, we did not, and generally we do not, use formalized benchmarking criteria or benchmark compensation to designated peer companies when determining compensation. Historically, material increases for executive officers’ compensation typically happened in three situations: when performance was so outstanding that the Compensation Committee or the Board, at the CEO’s recommendation, awarded a cash payout and/or special equity award; when market salary survey data indicated a disparity; or when there was an internal disparity in levels of executive compensation considering the executive officer’s relative responsibilities and experience.
Our compensation decisions are also influenced by the general status of global economic activity. In times of uncertain global economic activity, our short-term and long-term financial planning are impacted. This activity may cause us to be more conservative in our compensation decisions to manage employment stability and profitability in the face of uncertain economic conditions.
The following sections discuss in further detail the Company's current and long-term incentive compensation components as well as retirement and termination benefits.
2012 Compensation
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
Base salaries of employees, including named executive officers, are reviewed at least annually, typically during the first quarter. During this time, our CEO conducts executive performance reviews by identifying accomplishments and areas of strength and development based on performance during the prior year. Our CEO then recommends salary adjustments to the Board based on these performance reviews. Salary decisions for the CEO, in turn, are determined annually by the Board, excluding Ms. Hagen, after conducting a review of the CEO’s performance in the prior year. Merit-based salary changes, if available, are typically made early in the Company’s second quarter. For fiscal 2012, merit-based salary changes were made in August 2012.
The CEO’s performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Ms. Hagen, which was entered into on October 4, 2010 by Parent, assumed by the Company and became effective upon the closing of the Merger (the “2011 CEO Agreement”). The 2011 CEO Agreement provided for an annual base salary of $800,000 beginning at the date of the Merger. Based on the merits of her personal performance in connection with her annual performance review, the CEO's base salary was increased by 3.5% from $800,000 to $828,230 effective August 1, 2012.
The CFO's performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Mr. Norman, which was entered into upon the closing of the Merger (the “2011 CFO Agreement”). The 2011 CFO Agreement provided for an annual base salary of $325,000 beginning at the date of the Merger. Based on the merits of his personal performance in connection with his annual performance review, the CFO’s base salary was increased by 3.5% from $338,000 to $349,830 effective August 1, 2012.
The COO’s performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Mr. Hale, which was entered into upon the closing of the Merger (the “2011 COO Agreement”). The 2011 COO Agreement provided for an annual base salary of $415,000. Based on the merits of his personal performance in connection with his annual performance review, the COO’s base salary was increased by 4% from $415,000 to $431,600 effective April 2, 2011. In lieu of any adjustment to the COO's base salary in response to his annual performance review, the Company and Mr. Hale entered into an amendment to the 2011 COO Agreement on June 14, 2012 (the "2012 COO Amendment"). The 2012 COO Amendment changed Mr. Hale's title from Chief Operating Officer to Senior Vice President, Global Supply Chain Lead. In addition, the 2012 COO Amendment reduced Mr. Hale's annual base salary from $431,600 to $275,002 effective May 1, 2012. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a monthly payment of $13,500 (the "Transition Compensation") for the period from May 1, 2012 to December 31, 2013 (the "Transition Period").

Michael Modak joined the Company in September 2012 as the Senior Vice President, Global Growth and Innovation Officer. Mr. Modak does not have an employment agreement with the Company. His current annual base salary is $375,024. In addition, Mr. Modak was provided with a $50,000 cash payment at the start of his employment and received a second cash payment of $50,000 on January 31, 2013. Both payments are considered to be a sign-on bonus.
Payouts under the Annual Incentive Plan
Our Annual Incentive Plan is designed to reward our employees, including our executive officers, for achieving our annual financial and operating goals that are critical to our success and that are aligned with the interests of our stockholders. At the beginning of each fiscal year, the Board, working with management, sets annual goals. These goals influence performance-based compensation under our Annual Incentive Plan, which, if approved for a given year, is typically finalized in April.
During 2012, the Board established an Annual Incentive Plan (the “2012 AIP”) and provided cash bonus opportunities under the 2012 AIP targeted at 100% of annual base salary earned for the CEO and 55% of annual base salary for the CFO, with each having a maximum bonus opportunity equal to 200% of their target. We provided our CEO a higher bonus potential due to her leadership role in the Company and in compliance with her employment agreement.
For Mr. Hale, the 2012 COO Amendment modified his bonus opportunity. Mr. Hale's annual target bonus for his base compensation was lowered from 55% to 40% of his base compensation earned, with a maximum bonus opportunity equal to 80% of his base compensation. Under the 2012 AIP, Mr. Hale's maximum base compensation bonus opportunity equaled 200% of the target. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a transition bonus opportunity equal to the sum of (1) a target of 15% up to a maximum of 30% of his base compensation earned, and (2) a target of 55% up to a maximum of 110% of the Transition Compensation earned for each fiscal year or portion thereof during the Transition Period (the "Transition Support Bonus"). Under the 2012 AIP, Mr Hale's maximum Transition Support Bonus opportunity equaled 200% of the target.
Mr. Modak is eligible to participate in our 2012 AIP with a target of 40% of annual base salary earned, pro-rated for 2012 based on his starting date, with a maximum bonus opportunity equal to 200% of his target.
These bonus opportunities under the 2012 AIP for the executive officers were based upon achievement of a combination of three Company-wide measures: consolidated EBITDA (weighted at 75%), operating working capital (weighted at 12.5%) and Company-wide safety performance, as measured by recordable incident rate (weighted at 12.5%).
Consolidated EBITDA, which was defined substantially similarly to the definition of Management EBITDA shall mean net income attributable to Polymer Group, Inc. (“Net Income”), as disclosed in accordance with U.S. GAAP or IFRS as applicable: (a) increased by the sum of the following amounts, to the extent decreasing Net Income, without duplication: (i) provision for taxes based on income or profits or capital gains, including, without limitation, state, franchise and foreign withholding taxes; plus (ii) Consolidated Interest Expense as defined in the Credit Agreement; plus (iii) depreciation and amortization expense; plus (iv) non-cash charges relating to impairment of assets; plus (v) non-cash compensation expenses; plus (vi) restructuring and integration costs; plus (vii) management, monitoring and advisory fees (including termination fees) and related indemnities and expenses paid or accrued under the Sponsor Management Agreements; plus (viii) fees and expenses directly related to evaluation of potential acquisitions, mergers or consolidation; plus (ix) non-cash litigation charges to reserve for future liabilities; plus (x) factoring fees; plus (xi) lease expense associated with the GE Lease as defined in the Credit Agreement; (b) decreased by non-cash gains, to the extent increasing Net Income, without duplication, excluding reversals of an accrual or reserve for a potential cash item that previously reduced Net Income; (c) increased or decreased by, to the extent decreasing or increasing Net Income, without duplication: (i) net unrealized gains or losses (after any offset) resulting in such period from hedging obligations and the application of ASC 815 "Derivatives and Hedging"; (ii) net non-operating gains or losses attributable to currency translation and financing transactions; (iii) net gains or losses attributable to asset dispositions; (iv) increases or decreases resulting from adjustments to the tax indemnity asset; (v) increases or decreases resulting from the impact of purchase accounting adjustments; and (vi) other items included in special charges, net or other non-operating items included in other expense (income), as reported on the Company’s Consolidated Statements of Operations in public filings; (d) decreased by, to the extent increasing Net Income, without duplication, any net licensing profits earned by the Company related to its nanotechnology IP or related technologies; and (e) increased for the 2011 fiscal year only, to the extent decreasing Net Income, to account for the flood at the Cali, Columbia facility, the amount equal to the difference between $21.8 mm and the actual EBITDA of the Cali, Columbia facility for the 2011 fiscal year.
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
Under the 2012 AIP, the Board set a consolidated EBITDA target of $146.0 million, with a minimum threshold of $136.0 million and a maximum level of $165.0 million, and an operating working capital target of 10.5%, with a minimum threshold of 11.5% and maximum of 8.5%. The safety performance target was set at 1.05, with a minimum threshold of 1.20 and maximum of 0.80. No payment would be made under a particular performance measure if the minimum threshold level of achievement was not achieved, and no additional amount would be paid under a particular performance measure if greater than the maximum level of achievement was achieved for that measure. Bonus payments for actual results that fall between the threshold and maximum would be adjusted on a linear basis. The Company calculated the actual cash bonus independently for each component and added them together to determine the total annual cash bonus payout for each executive officer, which total amount was subject to adjustment by a personal performance modifier as described below. The payout percentage for the minimum threshold level of achievement for each of the targets equaled 50%, except for the EBITDA target, which had a payout percentage equal to 25% for the minimum threshold level of achievement.
Under the 2012 AIP, we also included a personal performance modifier to adjust individual incentive awards up or down to recognize individual performance or adjust for significant shortfalls in individual performance. The maximum potential upward adjustment was +50% of target based upon exceptional, “above and beyond” contributions, such as significant business impact (both financial/non-financial), results delivery, not just effort, embodiment of the Company’s core values, customer (internal/external) satisfaction, operational excellence and process improvement, and teamwork/leadership. The maximum potential downward adjustment was up to -100% of target based upon performance deficiencies (results or behaviors) or code of conduct violations. The decision to adjust payouts with a personal performance modifier was entirely discretionary and was not tied to a specific list of goals for any individual executives.
The 2012 AIP included an opportunity for an interim partial payout to occur in October 2012 if certain milestones were achieved associated with the Company's broader cost initiatives. The interim partial payout opportunity was designed to provide an incentive and increase management's focus on the cost initiatives. Any payments made in October 2012 were subject to a "true up" based on actual fiscal 2012 results, with any remaining payments to be made in the ordinary course in April 2013.
In 2012, we achieved consolidated EBITDA of $138.4 million (below the target); operating working capital of 9.4%  (exceeding the target); and a recordable incident rate of 1.00 (exceeding the target).  The total bonus amount awarded before application of the personal performance modifier was below the targeted bonus for each of our named executive officers.  The Board, in exercise of its discretion and in recognition of the contributions from each named executive officer in the 2012 internal redesign and restructuring of our global operations, increased the total actual bonus awarded to equal 100% of the targeted bonus amounts.  Cash bonus payouts related to the achievement of our actual 2012 results will be paid in April 2013, and the amount of the discretionary adjustment will be paid no later than December 2013.
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
Please see footnote (4) to the “Summary Compensation Table” below for detail regarding the perquisites and other personal benefits received by our executive officers during fiscal 2012. Perquisites were paid in keeping with our compensation philosophy to enhance our ability to attract top-level management and to ensure the retention of key-impact executives.
Long-term Incentive Compensation
Upon consummation of the Merger, Holdings adopted the Holdings Plan, for our employees, directors, and certain other service providers and independent contractors. As part of our new equity-based arrangements with our employees, our management employees used cash proceeds from the sale of their common stock in the Company and the cashing out of all outstanding equity awards to purchase shares of Holdings, and Holdings’ board of directors granted options to purchase shares of Holdings to those management employees who made the minimum required equity investment in Holdings. These arrangements were designed to more closely align our management’s interest with those of our shareholders and to incentivize our management employees to remain in our service by providing them with an opportunity to acquire equity interests in Holdings. Specifically, Holdings’ board of directors granted 4,521.75 options to Ms. Hagen and 2,260.86 options to each of Mr. Norman and Mr. Hale during 2011. Mr. Modak was granted 1,200.00 options at the beginning of his employment with the Company in September 2012. Of these options, one third vest based on the passage of time, one third vest based on the achievement of certain annual performance goals established by Holdings, and one third vest based on the achievement of certain investment returns by Blackstone. The specific sizes of the option grants made to our named executive officers were determined based on the board of directors’ business judgment in light of the Blackstone's practices with respect to management equity programs at other private companies in its portfolio, the executive officer’s position and level of responsibilities within our company and the size of the executive officer’s equity investment in Holdings.
Terms of Option Awards. The following describes the terms of the options granted to our named executive officers in connection with the Transactions.

•	Vesting Terms

◦
Time-Vesting Options. The time-vesting options vest in five equal annual installments beginning on January 28, 2012 (except for Mr. Modak, whose options vest in four equal annual installments beginning with his September 2012 employment date), subject to the executive’s continued employment with us, but will become fully vested upon a change in control that occurs during his or her employment with us, or during the 90 days following terminations of his or her employment without “cause” or with “good reason” or due to death or disability. In addition, if the executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of his or her resignation with “good reason” or (c) as a result of the executive’s death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. Any other time-vesting options that remain unvested on termination of employment and do not vest as described above will be forfeited.

◦
Performance-Vesting Options. The performance-vesting options vest in five equal annual installments beginning on March 31, 2012 (except for Mr. Modak, whose options vest in four equal annual installments beginning March 31, 2013), subject to the executive’s continued employment with us, and if the free cash flow goals established by Holdings at the time of the grant are achieved for the previous fiscal year, but will become fully vested (to the extent not already vested) upon a change in control if (x) the change in control occurs prior to March 31, 2016, (y) the change in control causes the exit-vesting option (described below) to vest, and (z) at the time of the change in control, Holdings has achieved the applicable cumulative free cash flow goals (as adjusted). In addition, if a performance-vesting option does not vest in a particular fiscal year because the applicable free cash flow goal is not achieved, that portion of the performance-vesting option may vest in that year or in a subsequent year if cumulative free cash flow targets (as adjusted) are achieved. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the portion of the performance-vesting option that would have been eligible to vest on the next March 31 will remain outstanding and eligible to vest, based on actual free cash flow results for the immediately previous fiscal year. Any other performance-vesting options that remain unvested on termination of executive’s employment and do not vest as described above will be forfeited. Free cash flow is defined as Management EBITDA less (1) capital expenditures; (2) capitalized IT costs and (3) restructuring and integration cash payments. Cumulative free cash flow as adjusted with respect to any fiscal year is calculated by adding free cash flow for that fiscal year and any prior fiscal years and adjusting the cumulative free cash flow to apply a 10% penalty for any shortfall in actual cumulative free cash flow relative to the cumulative free cash flow target. Management EBITDA is defined as net income before interest expense, income and franchise taxes and depreciation and amortization, further adjusted to exclude certain non-recurring, non-cash and other specified items.

◦
Exit-Vesting Options. The exit-vesting options will vest on the date, if ever, that Blackstone receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times Blackstone's cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 20% on its cumulative invested capital in the Holdings’ securities, subject to her or his continued employment with us. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the exit-vesting options will remain outstanding and eligible to vest for 12 months following the applicable termination date. If the exit-vesting options do not vest as described above during the 12 months following such a termination, such options will terminate and be forfeited.

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

If (i) the executive’s employment is terminated by us with “cause”, (ii) the executive’s employment is terminated as a result of her or his resignation prior to the third anniversary of the Transactions (other than a resignation with “good reason”), or (iii) the executive violates a restrictive covenant (as described below), then we have the right for a specified period following the applicable event to cause the executive (or her or his permitted transferees) to sell to us all shares held by her or him at the lesser of fair market value thereof and cost, which means that any shares so repurchased will effectively be forfeited. If (i) the executive’s employment is terminated by us without “cause”, (ii) the executive’s employment is terminated as a result of his resignation following the third anniversary of the Transactions or is a resignation with “good reason”, (iii) the executive’s employment is terminated due to her or his death or by us as a result of her or his disability, or (iv) the executive engages in “competitive activity” (as described below), then we have the right for a specified period following the applicable event to cause the executive (or her or his permitted transferees) to sell to us all shares held by her or him at the fair market value thereof.

◦
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

As described previously under “— Impact of the Merger on Executive Compensation,” all outstanding equity awards that existed prior to the Merger were cashed out in connection with the Merger.
Carryover of incentives in the event that performance targets under the Holdings Plan were not initially achieved
Awards issued under the Holdings Plan contain performance vesting requirements that provide that if performance targets were missed in one year and the award did not vest, the award would remain active in a subsequent year, such that the full vesting could occur if the performance goals in the subsequent year was achieved. This decision was made to provide flexibility in the achievement of growth strategies. Certain growth opportunities could occur in one year versus the next year, for example, due to a time lag in raw materials cost increases or decreases, cost reduction due to the timing of restructuring plans, etc. If the performance targets were not achieved in the subsequent year, the prior year award would be canceled. For purposes of FASB Accounting Standards Codification (ASC) Topic 718 (ASC 718), we treat all grants that remain active in a subsequent year as “re-granted” options for that year.
Retirement Benefits
In addition to current and long-term incentive compensation, we provide retirement benefits to the named executive officers. The amount of retirement benefits provided are designed to attract and retain highly qualified executives and may depend on the retirement plans in place in the region where the named executive is employed. We currently provide defined contribution and savings plan benefits to named executives in the form of a qualified 401(k) plan in the United States. The named executive officers are eligible to receive the same level of matching Company 401(k) contributions as all our employees under this plan. See footnote (4) to the “Summary Compensation Table” below for detailed information regarding this compensation. We do not have a defined benefit plan for any of our named executive officers.
In 2012, the Board approved the establishment of an unfunded, deferred compensation plan for a select group of management or highly compensated employees of the Company (the "PGI Executive Savings Plan”). The PGI Executive Savings Plan is an unfunded plan maintained by the Company primarily for the purpose of providing a select group of management or highly compensated employees of the Company with an opportunity to defer all or part of the compensation payable to such employees (and is intended to be within the exemptions therefore in, without limitation, sections 201(2), 301(a)(3) and 401(a)(1) of ERISA and section 2520.104-23 of the U.S. Department of Labor Regulations). The PGI Executive Savings Plan is intended to be "unfunded" for purposes of both ERISA and the Code. The PGI Executive Savings Plan is not intended to be a qualified plan under section 401(a) of the Code; rather, the PGI Executive Savings Plan is intended to be a "nonqualified" plan.

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
Under the 2011 COO Agreement, as amended by the 2012 COO Amendment, if Mr. Hale's employment is (1) terminated by the Company other than for “cause,” (2) terminated upon Mr. Hale's resignation with “good reason” during the term of the agreement, or (3) terminated upon Mr. Hale's resignation after the Transition Support Period and on or before January 31, 2014 other than for “good reason,” Mr. Hale will be entitled to receive, subject to his execution of a general release:

•
If the termination occurs during the Transition Support Period, (1) an amount equal to 1.5 times the sum of (a) Mr. Hale's base salary plus Transition Compensation, and (b) target annual bonus plus Transition Bonus, each as in effect immediately prior to the termination; (2) his annual bonus and Transition Bonus for the fiscal year in which the termination occurred prorated for the actual number of days employed; and (3) any annual bonus and Transition Bonus for a completed fiscal year that was earned but not yet paid to Mr. Hale. In addition, Mr. Hale will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months.

•
If the termination occurs after the Transition Support Period but on or before January 31, 2014, (1) an amount equal to the sum of (a) Mr. Hale's base salary plus Transition Compensation, and (b) target annual bonus plus Transition Bonus, each as in effect immediately prior to the termination; and (2) any annual bonus and Transition Bonus for a completed fiscal year that was earned but not yet paid to Mr. Hale. In addition, Mr. Hale will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.

•
If the termination occurs on or after February 1, 2014 and before the term of the amended agreement expires, (1) an amount equal to the sum of (a) Mr. Hale's base salary, and (b) target annual bonus, each as in effect immediately prior to the termination; and (2) any annual bonus and Transition Bonus for a completed fiscal year that was earned but not yet paid to Mr. Hale. In addition, Mr. Hale will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.

In the case of Mr. Modak, severance payments will consist of an amount equal to the sum of (i) twelve times his monthly base salary at the rate in effect at the time of a notice of termination and (ii) an amount equal to the annual target bonus for the year which includes the date of termination. In addition, Mr. Modak will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.
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
Tax considerations
Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction for compensation paid to each executive officer to $1,000,000 in any given taxable year, unless certain requirements are met. The Board considered the impact of this tax code provision and believed that it had structured the compensation plans for the executive officers as necessary in order to maximize the Company’s corporate tax deduction without limiting our ability to meet the goals of our compensation program. The Board may from time to time exercise its discretion to award compensation that may not be deductible under section 162(m) when in its judgment such award would be in the best interest of the Company.

Summary Compensation Table
The following table presents a summary of compensation for our named executive officers for the 2012, 2011 and 2010 fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Grand Total ($)
Veronica M. Hagen	2012	$811,196	$266,656	$—	$—	$544,539	—	$46,966	$1,669,357
President & Chief Executive	2011	796,786	—	—	4,521,750	653,498	—	5,076,100	11,048,134
Officer	2010	754,251	63,055	2,201,780	—	953,675	—	42,360	4,015,121

Dennis Norman	2012	342,687	61,956	—	—	126,521	—	16,153	547,317
Executive Vice President &	2011	334,024	—	—	2,260,860	150,747	—	457,371	3,203,002
Chief Financial Officer	2010	316,800	89,491	495,060	7,200	220,309	—	14,901	1,143,761

Michael W. Hale	2012	437,584	79,113	—	—	161,558	—	17,841	696,096
Senior Vice President,	2011	426,769	75,000	—	2,260,860	192,630	—	1,099,712	4,054,971
Global Supply Chain	2010	404,329	18,591	636,240	—	281,178	—	18,376	1,358,714

Michael Modak (4)	2012	108,180	14,224	—	1,200,000	29,048	—	84,573	1,436,025
Senior Vice President,
Global Growth & Innovation

(1)
For 2012, reflects the portion of the bonus awarded by the Board of Directors, to be paid no later than December 2013, under the 2012 AIP as a result of the application of the personal performance modifier. For 2011, reflects the portion of the bonus awarded by the Board of Directors, paid in April 2012, under the 2011 AIP as a result of the application of the personal performance modifier. For fiscal 2010, reflects the portion of the bonus awarded by the Board of Directors, to be paid in April 2011, under the 2010 AIP, as a result of the application of the personal performance modifier.

(2)
Represents the grant date fair value of all stock and option awards for all periods presented as calculated pursuant to ASC 718 awards. In fiscal 2010, we achieved maximum performance targets established for all performance-based awards. As a result, amounts presented in the above table represent compensation at the maximum performance level.

Compensation for stock and option awards is determined in accordance with generally accepted accounting principles pertaining to share-based payments. For a discussion of terms and assumptions regarding the accounting for restricted shares and options, see Note 3 “Summary of Significant Accounting Policies” and Note 15 “Equity Compensation Plans” to the consolidated financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

(3)
The non-equity incentive plan compensation for fiscal 2012 represents amounts paid in the fourth quarter of fiscal 2012 and amounts to be paid in April 2013 under the 2012 AIP for fiscal 2012 performance prior to the application of the personal performance modifier. The non-equity incentive plan compensation for fiscal 2011 represents amounts paid in April 2012 under the 2011 AIP for fiscal 2011 performance prior to the application of the personal performance modifier. The non-equity incentive plan compensation for fiscal 2010 represents amounts paid in April 2011 under the 2010 AIP for fiscal 2010 performance prior to the application of the personal performance modifier.

(4)	Mr. Modak joined the Company in September 2012 as the Senior Vice President, Global Growth & Innovation.

(5)	All Other Compensation for executive officers in fiscal 2012 is as follows:

	Ms. Hagen	Mr. Norman	Mr. Hale	Mr. Modak
Company Contributions to Defined Contribution and Savings Plans	$15,000	$15,000	$15,000	$3,462
Life Insurance Premiums Paid by the Company	3,007	588	1,486	115
Sign-on bonus (a)	—	—	—	50,000
Perquisites:
Car Usage (b)	17,242	—	—	—
Relocation	—	—	—	30,931
Other Perquisites (c)	11,717	565	1,355	65
Total All Other Compensation	$46,966	$16,153	$17,841	$84,573
(a) Mr. Modak was provided a cash payment at the start of his employment and received a second $50,000 cash payment on January 31, 2013.
(b)    Pursuant to Ms. Hagen's employment agreement, she is responsible for any automobile costs in excess of $17,242 per year.
(c)    Other perquisites are primarily comprised of subscriptions, seminars, membership fees and annual credit card fees.

2012 Grants of Plan-Based Awards
The following table presents information regarding grants of plan-based awards to named executive officers during the 2012 fiscal year:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant date Fair Value of Stock & Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)

Ms. Hagen	N/A	$—	$—	$—	—	—	—	—	—	$—	$4,521,750

Mr. Norman	N/A	—	—	—	—	—	—	—	—	—	2,260,860

Mr. Hale	N/A	—	—	—	—	—	—	—	—	—	2,260,860

Mr. Modak	9/28/2012	—	—	—	—	800.000	—	—	400.000	1,000	1,200,000,000

(1)
The named executive officers may receive all or a portion of the targeted amount, since the target amount reflects options in Holdings that vest based on performance-vesting and exit-vesting conditions.

Performance-Vesting Options:
The performance-vesting options (400.000 for Mr. Modak) will vest in four equal annual installments beginning on March 31, 2013, subject to the named executive’s continued employment with us, and if, as of the last day of the Fiscal Year ending immediately prior to the applicable performance-vesting options vesting date, the actual free cash flow for the Company for such Fiscal Year, calculated in accordance with the definition set forth within the options grant agreement and as determined in good faith by the Board of Directors of Holdings following the completion of the Company’s annual audit (“Actual FCF”) equals or exceeds the free cash flow goal set forth, as follows, (the “Annual FCF Goal”) for such Fiscal Year.

	In millions
Fiscal Year	Annual FCF Goal	Cumulative FCF Goal
2012	$121.5	$—
2013	112.5	234.0
2014	132.6	366.6
2015	172.5	539.1
Notwithstanding the foregoing, subject to the named executive's continued employment through the applicable vesting date described below, if the portion of the performance-vesting option that is scheduled to vest in respect of a given Fiscal Year does not vest because Actual FCF did not equal or exceed the Annual FCF Goal in respect of such fiscal year (any such fiscal year in respect of which no vesting occurs, a “Missed Year”), then the portion of the performance-vesting option that was eligible to vest but failed to vest due to the failure to achieve or exceed the Annual FCF Goal in such missed year shall, to the extent not then vested or previously forfeited or canceled, nevertheless vest and become exercisable if, as of the last day of any fiscal year (including the missed year), the cumulative actual free cash flow for the Company for such fiscal year and all prior fiscal years since the first fiscal year, as set forth above, calculated in accordance with the definition set forth within the options grant agreement and as determined in good faith by the Board of Directors of Holdings following the completion of the Company’s annual audit (“Actual Cumulative FCF”) equals or exceeds the Cumulative FCF Goal set forth in the table above (the “Cumulative FCF Goal”) in respect of such period; provided that the Cumulative FCF Goal for the next fiscal year shall be increased by the sum of (x) 10% per annum of any cumulative shortfall in Actual Cumulative FCF relative to Cumulative FCF Goal (prior to any adjustment for the 10% per annum charge) at the end of each fiscal year and (y) any prior shortfall charge (it being understood that any excess Actual Cumulative FCF at the end of any fiscal year shall be used to reduce such 10% per annum charge, if applicable).
The performance-vesting options will also immediately vest on a change-in-control, as long as (x) the change in control occurs prior to March 31, 2016, (y) the change in control causes the exit-vesting option (described below) to vest, and (z) at the time of the change in control, Holdings has achieved the applicable cumulative free cash flow goals (as adjusted).
Exit-Vesting Options:
The exit-vesting options (400.000 for Mr. Modak) will vest on the date, if ever, that our Sponsor receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times the Sponsor’s cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 20% on its cumulative invested capital in the Holdings’ securities, subject to the named executive continued employment (as defined in the grant award agreements).

(2)	Reflects options in Holdings that contain service-based vesting provisions. See “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.”

(3)	The exercise price of $1,000 per share represents the fair market value of Holdings common shares on the date of grant.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The items described below support the data reported in the Summary Compensation Table and the 2012 Grants of Plan-Based Awards table.
Employment Agreements with Ms. Hagen

As a result of the Merger, the Company and Ms. Hagen entered an employment agreement, effective January 28, 2011 (the “2011 CEO Agreement”). The 2011 CEO Agreement terminated the prior employment agreement between the Company and Ms. Hagen, which had been entered into on March 31, 2010 (the “2010 CEO Agreement”). The 2010 CEO Agreement terminated the employment agreement between the Company and Ms. Hagen that had been entered into upon her joining the Company in April 2007. The following is a discussion of the 2011 CEO Agreement and the 2010 CEO Agreement.
The 2011 CEO Agreement
Unless earlier terminated pursuant to its terms, the term of the 2011 CEO Agreement is from January 28, 2011 until January 28, 2016. The employment agreement entitles Ms. Hagen to receive a current annual base compensation of $828,230 and an annual target bonus of 100% of her base compensation, with a maximum annual bonus of 200% of her base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with Ms. Hagen. In addition, Ms. Hagen is also entitled to a one-time grant of shares of Holdings on April 23, 2013 having a value equal to $694,000 (the “Equity Award”).
A description of potential payments to Ms. Hagen upon her termination under the 2011 CEO Agreement, as amended by the 2012 COO Amendment, is set forth in “— Potential Payments Upon Termination or Change in Control” below.
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
Employment Agreements with Mr. Norman
On January 28, 2011, in connection with the Merger, the Company entered into an employment agreement with Mr. Norman to serve as our Chief Financial Officer (the “2011 CFO Agreement”). The employment agreement entitles Mr. Norman to receive a current annual base compensation of $349,830 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with the Chief Executive Officer.
A description of potential payments to Mr. Norman upon his termination under the 2011 CFO Agreement is described in “— Potential Payments Upon Termination or Change in Control.”
Employment Agreements with Mr. Hale
On January 28, 2011, in connection with the Merger, the Company entered into an employment agreement with Mr. Hale to serve as our Chief Operating Officer (the “2011 COO Agreement”). The employment agreement entitled Mr. Hale to annual base compensation of $415,000 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with the Chief Executive Officer.

The Company and Mr. Hale entered into an amendment to the 2011 COO Agreement on June 14, 2012 (the “2012 COO Amendment”). The 2012 COO Amendment changed Mr. Hale's title from Chief Operating Officer to Senior Vice President, Global Supply Chain Lead. In addition, the 2012 COO Amendment reduced Mr. Hale's annual base salary from $431,600 to $275,002 effective May 1, 2012. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a monthly payment of $13,050 (the "Transition Compensation") for the period from May 1, 2012 to December 31, 2013 (the "Transition Period").
For Mr. Hale, the 2012 COO Amendment modified his bonus opportunity. Mr. Hale's annual target bonus for his base compensation was lowered from 55% to 40% of his base compensation earned, with a maximum bonus opportunity equal to 80% of his base compensation. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a transition bonus opportunity equal to the sum of (1) a target of 15% up to a maximum of 30% of his base compensation earned, and (2) a target of 55% up to a maximum of 110% of the Transition Compensation earned for each fiscal year or portion thereof during the Transition Period (the “Transition Support Bonus”).
A description of potential payments to Mr. Hale upon her termination under the 2011 COO Agreement is set forth in “— Potential Payments Upon Termination or Change in Control” below.
Awards under the Holdings Plan
Upon consummation of the Merger, Holdings adopted the 2011 Scorpio Holdings Corporation Stock Incentive Plan (the “Holdings Plan”) for our employees, directors, and certain other service providers and independent contractors. The Holdings Plan is described in “Compensation Discussion and Analysis — Long-Term Incentive Compensation.” Details regarding the grants made under the Holdings Plan are described in the notes to the “Grants of Plan-Based Awards Table” above.
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
In addition, the Compensation Committee approved a maximum grant of 100,000 restricted shares for fiscal 2009 performance to our CEO, Ms. Hagen, pursuant to the terms of the 2007 CEO Agreement. This grant was made in recognition of our fiscal 2009 performance exceeding EBITDA and working capital budgets, improvements in Return on Net Assets (“RONA”) and safety. The grant was made on April 23, 2010 and was scheduled to vest 25% each year over the following four years based on achievement of performance targets set for each of those years. We did not make any grants under the 2008 Stock Plan in 2011 and the plan was terminated upon the consummation of the Merger.
Incentive Plan Performance Targets
The total amounts awarded based on consolidated EBITDA, operating working capital and safety performance results are reported under the Non-Equity Incentive Plan Compensation column, and the amounts awarded as a result of the application of the personal performance modifier are reported under the Bonus column of the Summary Compensation Table.
For fiscal 2012, the Board of Directors established an Annual Incentive Plan for 2012. The following table illustrates the operation of the 2012 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 75%; Working Capital — 12.5%; and Safety Performance — 12.5%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary and/or Personal Performance Adjustment	Total Actual Bonus Awarded
Hagen	100%	$811,196	$608,397	$265,691	$101,399	$157,169	$101,399	$121,679	$544,539	$266,657	$811,196
Norman	55%	$188,478	$141,358	$61,732	$23,560	$36,518	$23,560	$28,272	$126,522	$61,956	$188,478
Hale (1)	55%	$240,671	$180,504	$78,827	$30,084	$46,630	$30,084	$36,101	$161,558	$79,113	$240,671
Modak	40%	$43,272	$32,454	$14,173	$5,409	$8,384	$5,409	$6,491	$29,048	$14,224	$43,272

(1)	Amounts for Mr. Hale include all compensation associated with the 2012 COO Amendment.

For fiscal 2011, the Board of Directors established an Annual Incentive Plan for 2011. The following table illustrates the operation of the 2011 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 70%; Working Capital — 17.5%; and Safety Performance — 12.5%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Hagen	100%	$795,978	$557,185	$376,498	$139,296	$157,604	$99,497	$119,397	$653,498	$—	$653,498
Norman	55%	$183,614	$128,530	$86,849	$32,132	$36,356	$22,952	$27,542	$150,747	$—	$150,747
Hale	55%	$234,629	$164,240	$110,980	$41,060	$46,457	$29,329	$35,194	$192,630	$75,000	$267,630
Modak	—%	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
For fiscal 2010, the Board of Directors established an Annual Incentive Plan for 2010. The following table illustrates the operation of the 2010 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 65%; Working Capital — 25%; and Safety Performance — 10%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Hagen	100%	$754,251	$490,263	$527,523	$188,563	$377,126	$75,425	$49,026	$953,675	$63,055	$1,016,730
Norman	55%	$174,240	$113,256	$121,863	$43,560	$87,120	$17,424	$11,326	$220,309	$89,491	$309,800
Hale	55%	$222,381	$144,548	$155,533	$55,595	$111,190	$22,238	$14,455	$281,178	$18,591	$299,769
Modak	—%	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Portions of restricted shares awarded under the 2005 Stock Plan and options awarded under the 2003 Option Plan contained threshold and target EBITDA performance vesting provisions. For fiscal 2010, these performance targets for these equity-based incentives were met at targeted levels. The threshold and target for fiscal 2010 were the same as those used for the 2010 Annual Incentive Plan.
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
2012 Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding outstanding equity awards held by named executive officers at the end of the 2012 fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Ms. Hagen	301.450	1,205.800	3,014.50	$1,000	1/28/2021	—	—	—	—

Mr. Norman	150.724	602.896	1,507.24	1,000	1/28/2021	—	—	—	—

Mr. Hale	150.724	602.896	1,507.24	1,000	1/28/2021	—	—	—	—

Mr. Modak	—	400.000	800.000	1,000	9/28/2022	—	—	—	—

(1)    The vesting dates of options containing service-based vesting are as follows:

	Ms. Hagen	Mr. Norman	Mr. Hale	Mr. Modak
January 28, 2013	301.450	150.724	150.724	—
September 20, 2013	—	—	—	100.000
January 28, 2014	301.450	150.724	150.724	—
September 20, 2014	—	—	—	100.000
January 28, 2015	301.450	150.724	150.724	—
September 20, 2015	—	—	—	100.000
January 28, 2016	301.450	150.724	150.724	—
September 20, 2016	—	—	—	100.000
Total	1,205.800	602.896	602.896	400.000
Pension Benefits
We have no pension benefits for the named executive officers.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for named executive officers.
Potential Payments Upon Termination or Change in Control
Generally, our named executive officers will be entitled to receive severance payments, subject to executing a general release, if they are terminated without “cause” or if they terminate their employment for “good reason.” For Ms. Hagen and Mr. Norman, such severance payments will consist of an amount equal to the sum of 1.5 times their then-current annual base compensation and 1.5 times the amount of their target annual bonus. In the case of Ms. Hagen, if such termination occurs prior to April 23, 2013, she will also receive the Equity Award. Ms. Hagen and Mr. Norman will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus they would have received for the year in which their termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.
Under the 2011 COO Agreement, as amended, subject to executing a general release, Mr. Hale will be entitled to receive severance payments if he is terminated without “cause” or if he terminates his employment for “good reason.” If his termination occurs during the Transition Period, such severance payments will consist of (1) an amount equal to the sum of 1.5 times his (a) then-current annual base compensation plus (b) his Transition Compensation and (2) his annual bonus plus his Transition Bonus for the fiscal year in which the termination occurred prorated for the actual number of days employed and (3) and any bonus and Transition Bonus for a completed fiscal year that was earned but not yet paid. Mr. Hale will also be entitled to participate in our medical, dental and hospitalization benefits for either 18 or 12 months depending on the timing of the termination.
In the case of Mr. Modak, severance payments will consist of an amount equal to the sum of twelve times his monthly base salary at the rate in effect at the time of a notice of termination and an amount equal to the annual target bonus for the year which includes the date of termination. In addition, Mr. Modak will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.
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

The following describes compensation and benefits payable to each named executive officer in connection with termination of employment or change in control pursuant to agreements that were in place at the end of 2012. The amounts shown assume that the applicable triggering event occurred on December 29, 2012:

	Termination without "Cause"	Termination for "Good Reason"	Additional Value if Termination without Cause, for Good Reason or Due to Death of Disability During 90 Days Prior to Change in Control	Change in Control	Death or Disability
Ms. Hagen
Cash Severance	$3,312,920	$3,312,920	$—	$—	$—
Acceleration of Equity Awards (1)(2)	694,000	694,000	—	—	—
Health Benefits	22,700	22,700	—	—	—
Total	$4,029,620	$4,029,620	$—	$—	$—

Mr. Norman
Cash Severance	$1,005,761	$1,005,761	$—	$—	$—
Acceleration of Equity Awards (1)(2)	—	—	—	—	—
Health Benefits	25,925	25,925	—	—	—
Total	$1,031,686	$1,031,686	$—	$—	$—

Mr. Hale
Cash Severance	$1,284,280	$1,284,280	$—	$—	$—
Acceleration of Equity Awards (1)(2)	—	—	—	—	—
Health Benefits	25,925	25,925	—	—	—
Total	$1,310,205	$1,310,205	$—	$—	$—

Mr. Modak
Cash Severance	$581,287	$581,287	$—	$—	$—
Acceleration of Equity Awards (1)(2)	—	—	—	—	—
Health Benefits	15,133	15,133	—	—	—
Total	$596,420	$596,420	$—	$—	$—

(1)	Represents the value of a one-time grant of shares of Holdings Ms. Hagen is entitled to receive under the terms of the 2011 CEO Agreement.

(2)
For the purpose of this disclosure, we only considered the time-vesting options as options that would vest upon a change-in-control, since the terms and conditions associated with both the performance-vesting or exit-vesting options were not met as of December 29, 2012.

Furthermore, as of December 29, 2012, the fair market value of Holdings common stock was determined to be $1,000 per share, which equals the exercise price of the respective options. Thus, no value was associated with the acceleration of the time-vesting options.
2012 Compensation of Directors
The following table presents a summary of compensation for directors of the Company for the 2012 fiscal year:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name (1)	($)	($)	($) (3)	($)	($)	($)	($)
Mr. Alder	$75,000	$—	$50,000	$—	$—	$—	$125,000
Mr. Burgess	75,000	—	50,000	—	—	—	125,000
Mr. Zafirovski (2)	15,616	—	2,000,000	—	—	—	2,015,616

(1)
Company directors, management directors and affiliates of Blackstone were not entitled to receive any fees for their service on the Board of Directors. Accordingly, Ms. Hagen and Messrs. Mukherjee and Giordano are not included in the Director Compensation table as they received no compensation for serving as directors during 2012.

(2)	Mr. Zafirovski was elected to the Board of Directors on December 13, 2012, and also serves as non-executive chairman of the Board.

(3)	Options to acquire shares of Holding common stock.
At fiscal year-end, the aggregate number of option awards for shares of Holdings that were outstanding for each Company director was as follows: Mr. Alder — 100 options; Mr. Burgess — 100 options and Mr. Zafirovski — 2,000 options.

Compensation for stock and option awards is determined in accordance with generally accepted accounting principles pertaining to share-based payments. For a discussion of terms and assumptions regarding the accounting for equity awards, see Note 3 “Summary of Significant Accounting Policies” and Note 15 “Equity Compensation Plans” to the Company’s Audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
The grant date fair values of stock option awards granted to directors, for service as a director, in 2012 are as follows:

	Award Date	Grant Date Fair Value of Awards Issued
Mr. Alder	6/21/2012	$50,000
Mr. Burgess	6/21/2012	50,000
Mr. Zafirovski	12/13/2012	2,000,000
Annual Board/Committee Retainer Fees
Under the Company’s compensation program for directors, the independent directors, Messrs. Alder and Burgess, each receive (and Ms. St.Clare will receive) an annual retainer of $75,000, payable in four equal installments on the date of each quarterly scheduled Board meeting. Mr. Zafirovski will receive an annual retainer of $300,000, payable in four equal installments at the beginning of each fiscal quarter. The Chair of the Audit Committee will receive an additional $10,000 annually, while each of the Chairs of the Compensation Committee and Nominating and Corporate Governance Committee will receive an additional $5,000 annually. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings. In addition, each independent director receives an annual grant of options to acquire common stock of Holdings, which is designed to target a value after vesting of $60,000 and which vests annually over a 3 year period so long as the independent director continues to serve on the Board.
Compensation Committee Interlocks and Insider Participation
For fiscal 2012, the Board of Directors of the Company did not have a separate Compensation Committee. As a result, the Board of Directors was responsible for establishing, approving and reviewing our employee and executive compensation strategy. Ms. Hagen, our CEO, participated in deliberations of the Board of Directors concerning executive officer compensation during fiscal 2012, except for deliberations regarding her compensation. In addition, none of our executive officers served on the compensation committee or board of a company that employed any of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Parent owns 100% of the issued and outstanding shares of our common stock. Blackstone, along with certain members of our management, beneficially owns 100% of Holdings which, in turn, owns 100% of the issued and outstanding shares of common stock of Scorpio Acquisition Corporation. The authorized capital stock of Holdings consists of one million shares of common stock (the “Common Stock”). The holders of Common Stock are generally entitled to one vote per share on all matters submitted for action by the stockholders; to receive ratably such dividends and distributions as may be declared or paid from time to time by the Board and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings. Shares of Common Stock held by employees are subject to certain restrictions including agreements to vote such shares of Common Stock, transfer restrictions, drag-along rights and call rights, described under “Certain Relationships and Related Transactions, and Director Independence — Shareholders Agreement.”
The following table sets forth certain information as of March 16, 2013 with respect to shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of such date.
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

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Blackstone Funds (1)(2)	255,000	97.7%
Veronica M. Hagen (2)	3,898	1.5%
Dennis E. Norman (2)	604	*
Michael W. Hale (2)	1,041	*
Michael D. Modak (2)	—	—%
James S. Alder (2)	50	*
Mark S. Burgess (2)	50	*
Anjan Mukherjee (3)	—	—%
Jason Giordano (4)	—	—%
Christine St.Clare (2)	—	—%
Mike S. Zafirovski (5)	750	*
All Directors and Executive Officers as a Group (10 persons)	5,030	1.9%
* Represents less than one percent

(1)
Shares of Common Stock shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V L.P. (“BCP Cayman V”) owns 108,381.413 shares of Common Stock representing 41.5423% of the outstanding shares of Common Stock, (ii) Blackstone Capital Partners (Cayman) V-A L.P. (“BCP Cayman VA”) owns 96,964.519 shares of Common Stock representing 37.1663% of the outstanding shares of Common Stock, (iii) Blackstone Capital Partners (Cayman) V-AC L.P. (“BCP Cayman VAC”) owns 48,799.818 shares of Common Stock representing 18.7048% of the outstanding shares of Common Stock, (iv) Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP”) owns 621.435 shares of Common Stock representing 0.2382% of the outstanding shares of Common Stock and (v) Blackstone Participation Partnership (Cayman) V L.P. (“BPP”) owns 232.815 shares of Common Stock representing 0.0892% of the outstanding shares of Common Stock (BCP Cayman V, BCP Cayman VA, BCP Cayman VAC, BFIP and BPP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V, BCP Cayman VA and BCP Cayman VAC is Blackstone Management Associates (Cayman) V L.P. BCP V GP L.L.C. is a general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V L.P. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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

(4)
Mr. Giordano is a Managing Director in Blackstone’s Private Equity Group. Mr. Giordano disclaims beneficial ownership of any shares of Common Stock owned directly or indirectly by the Blackstone Funds. Mr. Giordano’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)
Shares of Common Stock shown as beneficially owned by Mr. Zafirovski are held by the Zaf Group, LLC. an Illinois limited liability company for which Mr. Zafirovski is a managing member. Mr. Zafirovski is an Executive Advisor to the Blackstone Group L.P. Mr. Zafirovski disclaims beneficial ownership of any shares of Common Stock owned directly or indirectly by the Blackstone Funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Shareholders Agreement
In connection with the closing of the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agrees to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any change to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder’s shares of Common Stock relative to other shareholders. Each employee shareholder also grants to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence.
The board of directors of the Company includes two Blackstone members, a Executive Advisor to Blackstone, three outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the board of directors of PGI and the right to remove any directors that it appoints.
Blackstone Advisory Agreement
On April 5, 2010, the Company entered into an advisory services arrangement (the “Advisory Agreement”) with Blackstone Advisory Partners L.P. (“Blackstone Advisory”), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of approximately $2.0 million following announcement of the parties having entered into the Merger Agreement, and a fee of approximately $4.5 million following consummation of the Merger. In addition, the Company has reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement. As a result, the Predecessor recognized $2.0 million during the fiscal year ended January 1, 2011 and the Successor recognized $4.5 million during the one month ended January 28, 2011, both of which are included with Special charges, net in the Consolidated Statement of Operations.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company's fiscal 2011 financial performance, the advisory fee for fiscal 2011 was $3.0 million. The payment with respect to the fiscal 2012 advisory fee was $3.0 million which was paid at the beginning of the first quarter of 2012. These amounts are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
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
BMP also received transaction fees in connection with services provided related to the Merger. Pursuant to the Management Services Agreement, BMP received, at the closing of the Merger, an $8.0 million transaction fee as consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger. As a result, the Successor recognized $7.9 million million within Special charges, net during the eleven months ended December 31, 2011, as well as capitalized $0.8 million as deferred financing costs as of January 28, 2011. BMP also receives reimbursement for out-of-pocket expenses in connection with the provision of services under the Management Services Agreement. For the fiscal year ended December 29, 2012, these fees totaled $0.4 million and are recognized within Selling, general and administrative expenses.
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
•the material terms of the transaction, including the type of the transaction and the amount involved;
•the identity of the related person and its relationship to us;
•the nature of the related person’s interest in the transaction;

•the importance of the transaction to the related person and to us;
•whether the transaction would impair the judgment of a director or executive officer to act in our best interest;
•whether the transaction complies with the terms of agreements governing our material outstanding indebtedness; and
•any other relevant facts and circumstances.
As a result of the Transactions, the Company’s stock is no longer traded publicly and the Company’s Board is not required to have a majority of its directors be independent. However, the Board continues to use the listing standards of the New York Stock Exchange to determine whether the members of the Board are independent. Under these standards, we believe Messrs. Alder, Burgess and Ms. St.Clare are considered independent directors. Under these standards, Messrs. Mukherjee, Giordano and Zafirovski are considered non-independent directors because of their affiliation with Blackstone, an affiliate of our controlling stockholder. Ms. Hagen lacks independence because she is an executive officer of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees for professional services rendered by the Company's auditors for the audit of our financial statements for the consolidated financial statements for the fiscal years ended December 29, 2012 (“Fiscal 2012”) and December 31, 2011 (“Fiscal 2011”). The following table sets forth the aggregate fees of Ernst & Young LLP for Fiscal 2012 and Grant Thornton LLP for Fiscal 2011, as well as all “out of pocket” costs incurred in connection with their services.
The nature of the services provided in each category is described in the notes to the table:

Fee Category	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$1,377,312	$2,372,811
Audit-Related Fees (2)	—	148,045
Tax Fees (3)	41,705	—
All Other Fees (4)	106,700	—
Total	$1,525,717	$2,520,856

(1)
Audit Fees consist of fees billed or expected to be billed for the fiscal years ended December 29, 2012 and December 31, 2011 related to (i) professional services rendered for the audit of our annual financial statements, (ii) reviews of our unaudited quarterly financial statements, (iii) statutory audits, and (iv) other documents filed with the SEC.

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

(4)
All Other Fees consist of services rendered, other than for the services described under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. For 2012, amounts include Audit Fees and Audit-Related Fees associated with Grant Thornton LLP, our predecessor auditor.

All audit-related services were pre-approved by either the Board of Directors or our Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of the independence of the firm in the conduct of its auditing functions. The Audit Committee’s Audit Policies provided for pre-approval of all audit, audit-related, tax and other fees and, in addition, individual engagements must be separately approved. These policies authorized the Audit Committee to delegate to one or more of its members with pre-approved authority regarding permitted services.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

•	Consolidated Statements of Operations for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal year ended January 1, 2011

•
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal year ended January 1, 2011

•
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal year ended January 1, 2011

•	Consolidated Statements of Cash Flows for the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011, the one month ended January 28, 2011 and fiscal year ended January 1, 2011

•	Notes to the Consolidated Financial Statements
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

4.3
Registration Rights Agreement, dated as of January 28, 2011, among the Company, the guarantors named therein, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Barclays Capital Inc. and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 4.3 to the Company’s S-4 Registration Statement)

10.1
Credit Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, Scorpio Merger Sub Corporation as lead borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Barclays Bank PLC and RBC Capital Markets as co-documentation agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Barclays Capital and RBC Capital Markets, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to the Company’s S-4 Registration Statement)

10.2
Amended and Restated Credit Agreement dated October 5, 2012 among Scorpio Acquisition Corporation, Polymer Group, Inc. as lead borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Barclays Bank PLC and RBC Capital Markets as co-documentation agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Barclays Capital, and RBC Capital Markets, as joint lead arrangers and joint book runners.

10.3
Security Agreement, dated as of January 28, 2011, among the Company, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Wilmington Trust Company as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s S-4 Registration Statement)

10.4
Security Agreement, dated as of January 28, 2011, among Scorpio Merger Sub Corporation, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s S-4 Registration Statement)

10.5
Lien Subordination and Intercreditor Agreement, dated as of January 28, 2011, among Citibank, N.A., Wilmington Trust Company as noteholder collateral agent, Scorpio Acquisition Corporation, the Company and the subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s S-4 Registration Statement)

10.6
Intercreditor Agreement and Collateral Agency Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, the Company, the subsidiaries of the Company named therein, Citibank, N.A., as Tranche 2 representative and Wilmington Trust Company as collateral agent and trustee (incorporated by reference to Exhibit 10.5 to the Company’s S-4 Registration Statement)

10.7
Guaranty Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s S-4 Registration Statement)

10.8
Transaction and Advisory Fee Agreement, dated as of January 28, 2011, between Scorpio Merger Sub-Corporation (merged with and into the Company) and Blackstone Management Partners V L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A (Registration No. 333-177497) filed on December 5, 2011)

10.9
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010)

10.10
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to the Company’s S-4 Registration Statement)

10.11
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to the Company’s S-4 Registration Statement)

10.12
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012)

*10.13
Executive Employment Agreement, dated as of March 31, 2010, between the Company and Veronica M. Hagen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

*10.14
Executive Employment Agreement, dated as of October 4, 2010, between Scorpio Acquisition Corporation and Veronica M. Hagen (the “Hagen Employment Agreement”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177497) filed on October 25, 2011)

*10.15
Assignment and Assumption Agreement, dated as of January 28, 2011, between Scorpio Acquisition Corporation and the Company with respect to the Hagen Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s S-4 Registration Statement)

*10.16	Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.9 to the Company’s S-4 Registration Statement)

*10.17	Executive Employment Agreement, dated January 28, 2011, between Dennis Norman and the Company (incorporated by reference to Exhibit 10.10 to the Company’s S-4 Registration Statement)

*10.18	2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-4 Registration Statement)

*10.19
Form of Management Equity Subscription Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-4 Registration Statement)

*10.20	Form of Nonqualified Stock Option Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s S-4 Registration Statement on)

*10.21	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s S-4 Registration Statement)

*10.22	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 15, 2012)

*10.23
Amendment No.1, dated June 12, 2012, to Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2012)

16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated April 3, 2012 (incorporated by reference to Exhibit 16.1 to the Company's Current Report of Form 8-K filed on April 3, 2012)

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

* Management contract or compensatory plan or arrangement

POLYMER GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period		Additions			Deductions		Balance at End of Period
			Charged to Expenses	Charged to Other
Successor
Fiscal Year ended December 29, 2012
Allowance for Doubtful Accounts	$1,059		5	221	(f)	106	(e)	$1,179
Valuation allowance for deferred tax assets	178,161		41,307	4,737	(b)	20,368	(c)	203,837
Plant realignment	1,100		15,074	34		9,930	(d)	6,278

Eleven Months ended December 31, 2011
Allowance for Doubtful Accounts	$—	(a)	1,071	(12)		—		$1,059
Valuation allowance for deferred tax assets	134,796	(a)	28,568	16,311	(b)	1,514	(c)	178,161
Plant realignment	1,694		1,515	(87)		2,022	(d)	1,100

Predecessor
One Month ended January 28, 2011
Allowance for Doubtful Accounts	$5,871		163	(3)		49		$5,982
Valuation allowance for deferred tax assets	190,495		—	—		11,096	(c)	179,399
Plant realignment	1,726		194	(6)		220	(d)	1,694

Fiscal Year ended January 1, 2011
Allowance for Doubtful Accounts	$8,690		113	(179)	(f)	2,753	(g)	$5,871
Valuation allowance for deferred tax assets	174,792		14,965	810	(b)	72	(c)	190,495
Plant realignment	2,713		9,098	96		10,181	(d)	1,726

(a)	Beginning balance reflects opening balance sheet purchase accounting adjustments.

(b)	Foreign currency translation adjustments and/or valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(c)	Net adjustments due to realizations of deferred tax assets and valuation allowance related to temporary differences.

(d)	Cash payments.

(e)	Primarily recoveries.

(f)	Foreign currency translation and revaluation adjustments.

(g)	Primarily write-offs.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.

By:	/s/ Dennis E. Norman
Dennis E. Norman Executive Vice President & Chief Financial Officer
Date:	March 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Veronica M. Hagen
Veronica M. Hagen	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 28, 2013

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	March 28, 2013

/s/ Anjan Mukherjee
Anjan Mukherjee	Director	March 28, 2013

/s/ Jason Giordano
Jason Giordano	Director	March 28, 2013

/s/ James S. Alder
James S. Alder	Director	March 28, 2013

/s/ Mark S. Burgess
Mark S. Burgess	Director	March 28, 2013

/s/ Mike S. Zafirovski
Mike S. Zafirovski	Director	March 28, 2013

/s/ Christine St.Clare
Christine St.Clare	Director	March 28, 2013

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended

December 29, 2012 or with respect to any annual or other meeting of security holders, because all of its equity securities are held by Scorpio Acquisition Corporation.